Form 10-Q
period 1995-03-31
NATIONAL PENN BANCSHARES INC
filed 1995-05-10
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________ to __________________

Commission file number: 0-10957

                         NATIONAL PENN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                   23-2215075
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

             Philadelphia and Reading Avenues, Boyertown, PA 19512
              (Address of principal executive offices) (Zip Code)

                                 (610) 367-6001
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes X     No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 5, 1995

 Common Stock ($2.50 par value)                  (No.) 7,136,930 Shares



                               Page 1 of 15 pages

                               TABLE OF CONTENTS

Part I - Financial Information.                                         Page

         Item 1. Financial Statements ..............................      3

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .....      8

Part II - Other Information.

         Item 1. Legal Proceedings .................................     14

         Item 2. Changes in Securities .............................     14

         Item 3. Defaults Upon Senior Securities ...................     14

         Item 4. Submission of Matters to a Vote of
                 Security Holders ..................................     14

         Item 5. Other Information .................................     14

         Item 6. Exhibits and Reports on Form 8-K ..................     14

Signatures .........................................................     15

                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET
                                                           March 31             Dec. 31
(Dollars in thousands, except per share data)                1995                 1994
                                                         (Unaudited)             (Note)
ASSETS
Cash and due from banks                                   $34,084               $33,195
Interest bearing deposits in banks                          1,584                   964
Federal funds sold                                            ---                   ---
                                                          -------               -------
    Total cash and cash equivalents                        35,668                34,159
Securities held to maturity
  (approximate market of $92,933 and
  $97,459 at 1995 and 1994, respectively)                  92,704                99,229
Securities available for sale at market value             145,388               138,873
                                                          -------               -------
    Total Investment Securities                           238,092               238,102
Loans, net of unearned discount                           848,954               830,612
  Less allowance for possible loan losses                 (19,577)              (19,310)
                                                          -------               -------
    Net loans                                             829,377               811,302
Other assets                                               52,320                53,611
                                                          -------               -------
    Total Assets                                       $1,155,457            $1,137,174
                                                       ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                            $116,280              $121,273
Interest bearing deposits
  (Includes certificates of deposit in
   excess of $100: 1995 - $93,828;
   1994- $65,630)                                         788,673               743,367
                                                          -------               -------
    Total deposits                                        904,953               864,640
Securities sold under repurchase agreements
  and federal funds purchased                              63,961                50,274
Short-term borrowings                                       2,156                47,967
Long-term obligations                                      77,777                77,777
Accrued interest and other liabilities                     15,021                11,645
                                                          -------               -------
    Total Liabilities                                   1,063,868             1,052,303
Commitments and contingent liabilities                        ---                   ---
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                  ---                   ---
  Common stock, par value $2.50 per share;
    20,000,000 shares authorized; 7,234,507 shares
    issued and 7,136,930 outstanding at March 31,
    1995; 7,234,126 shares issued and 7,135,347
    shares outstanding at December 31, 1994                18,084                18,083
  Additional paid-in-capital                               57,136                57,263
  Retained earnings                                        19,016                16,598
  Valuation adjustment for securities
    available for sale, net of tax                            229                (4,011)
  Treasury stock (97,577 shares at cost at
    March 31, 1995 and 98,779 shares  at cost
    at December 31, 1994)                                  (2,876)               (3,062)
                                                          -------               -------
    Total Shareholders' Equity                             91,589                84,871
                                                          -------               -------
    Total Liabilities and Shareholders' Equity         $1,155,457            $1,137,174
                                                       ==========            ==========

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1994 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                  Three Months Ended
(Dollars in thousands, except per share data)                          March 31

                                                              1995                1994
INTEREST INCOME
Loans, including fees                                       $19,258             $16,375
Deposits in banks                                                15                  32
Federal funds sold                                                2                   5
Investment securities                                         3,975               2,805
                                                             ------              ------
    Total interest income                                    23,250              19,217
                                                             ------              ------
INTEREST EXPENSE
Deposits                                                      7,403               4,795
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                 2,387               1,233
                                                             ------              ------
    Total interest expense                                    9,790               6,028
                                                             ------              ------
    Net interest income                                      13,460              13,189
Provision for loan losses                                       750                 750
                                                             ------              ------
    Net interest income after provision
      for loan losses                                        12,710              12,439
                                                             ------              ------
OTHER INCOME
Trust Services                                                  424                 325
Service charges on deposit accounts                             640                 646
Net gains (losses) on sale of securities
  and mortgages                                                 256                (221)
Other                                                           748                 396
                                                             ------              ------
    Total other income                                        2,068               1,146
                                                             ------              ------
OTHER EXPENSES
Salaries, wages and employee benefits                         4,981               4,253
Net premises and equipment                                    1,389               1,197
Other operating                                               2,837               2,530
                                                             ------              ------
    Total other expenses                                      9,207               7,980
                                                             ------              ------
    Income before income taxes                                5,571               5,605
Applicable income tax expense                                 1,654               1,802
                                                             ------              ------
    Net income                                               $3,917              $3,803
                                                             ======              ======

PER SHARE OF COMMON STOCK
Net income                                                     0.55                0.53
Dividends paid in cash                                         0.21                0.17


The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           Three Months Ended March 31,
(Dollars in thousands)
                                                              1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $3,917             $3,803
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                   750                750
    Depreciation and amortization                               628                437
    Net gains (losses) on sale of securities
      and mortgages                                             256               (221)
    Mortgage loans originated for resale                     (1,279)            (7,913)
    Sale of mortgage loans originated for resale              1,279              7,913
    Other                                                     2,029               (823)
                                                             ------             ------
      Net cash provided by (used in) operating
        activities                                            7,580              3,946

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities -
     available for sale                                       2,525                ---
  Proceeds from maturities of investment
     securities - held to maturity                            6,525              8,284
  Proceeds from maturities of investment
     securities - available for sale                             11                ---
  Purchase of investment securities - available
     for sale                                                (2,527)           (31,013)
  Proceeds from sales of loans                                  ---                ---
  Net increase in loans                                     (18,825)           (13,662)
  Purchases of premises & equipment                            (657)            (1,151)
                                                             ------             ------
      Net cash provided by (used in) investing
          activities                                        (12,948)           (37,542)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                 40,313              2,319
    Repurchase agreements, fed funds &
     short-term borrowings                                  (32,124)            34,080
    Long-term borrowings                                        ---                ---
    (Increase) decrease in treasury stock                       186               (250)
    Issuance of common stock under dividend
     reinvestment plan                                          ---                  9
    Cash dividends                                           (1,498)            (1,301)
                                                             ------             ------
      Net cash provided by (used in) financing
          activities                                          6,877             34,857
Net increase (decrease) in cash and cash
     equivalents                                              1,509              1,261
Cash and cash equivalents at January 1                       34,159             29,767
                                                             ------             ------
Cash and cash equivalents at March 31                       $35,668            $31,028
                                                            =======            =======


The accompanying notes are an integral part of these condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,139,680 and 7,165,367 for 1995 and 1994, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid October 31, 1994.

4. On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

    The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

    Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                                                               March 31,
                                                                  1995

         Principal amount of impaired loans                   $8,853,000
         Accrued interest                                            ---
         Deferred loan costs                                         ---
                                                                 -------
                                                               8,853,000
         Less valuation allowance                              1,721,000
                                                               ---------
                                                              $7,132,000
                                                              ==========

         On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance for the quarter ending March 31, 1995 is as follows:

         Valuation allowance at beginning of period           $1,913,000
         Provision for loan impairment                           125,000
         Direct charge-offs                                     (485,000)
         Recoveries                                              168,000
                                                              ----------

         Valuation allowance at end of period                 $1,721,000
                                                              ==========


         Total cash collected on impaired loans during the quarter ended March 31, 1995 was $178,000, of which $168,000 was credited to the principal balance outstanding on such loans and $10,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $196,000. Interest income recognized during the quarter was $10,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                              FINANCIAL CONDITION

         Total assets increased to $1.155 billion, an increase of $18.3 million or 1.6% over the $1.137 billion at December 31, 1994. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

         Total cash and cash equivalents increased $1.5 million or 4.4% at March 31, 1995 when compared to December 31, 1994. This increase was primarily due to interest bearing deposits in banks.

         Loans increased to $849.0 million at March 31, 1995. The increase of $18.3 million or 2.2% compared to December 31, 1994 was primarily the result of the investment of deposits. In addition, loans originated for immediate resale during the first quarter amounted to $1.3 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to average total loans of .23% for the first quarter and the level of non-accrual loans to total loans of 1.04% at March 31, 1995. The Company has no significant exposure to energy and agricultural-related loans. Non-accrual loans at December 31, 1994 were 1.12% of total loans.

         Investments, the Company's secondary use of funds, remained stable through March 31, 1995.

         As the primary source of funds, aggregate deposits of $905.0 million at March 31, 1995 increased $40.3 million or 4.7% compared to December 31, 1994. There was a shift in deposit mix during the first three months of 1995 as interest bearing deposits increased $45.3 million and non-interest bearing deposits decreased $5.0 million. Certificates of deposit in excess of $100,000 increased $28.2 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term obligations. In aggregate, these funds totaled $159.0 million at March 31, 1995 and $187.7 million at December 31, 1994. The decrease of $28.8 million represents an decrease in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

         Shareholders' equity increased $6.7 million or 7.9% at March 31, 1995 to $91.6 million compared to the $84.9 million at December 31, 1994. This increase was due to the retention of earnings and the change in valuation adjustment for securities available for sale. Cash dividends paid during the first three months of 1995 increased $268,000 or 21.8% compared to the cash dividends paid during the first three months of 1994. Earnings retained during the first three months of 1995 were 61.8% compared to 67.7% during the first three months of 1994.


                             RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1995 was $3.9 million, 3.0% more than the $3.8 million reported for the same period in 1994. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $.3 million or 2.1% to $13.5 million during the first quarter of 1995 from $13.2 million in the first quarter 1994. The increase was due primarily to an increase in interest income, as a result of growth in loan outstandings and higher rates on loans, partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1995 to January 31, 1995 was 8.5%. On February 1, 1995, the prime rate changed to 9.0%. The Company's prime rate from January 1 to March 23, 1994 was 6.0%. On March 24, 1994, the prime rate changed to 6.25%. Interest expense during the first three months of 1995 increased $3.8 million or 62.4% compared to the prior year three month period. In addition to the current increasing rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses remained constant when compared to the first quarter of 1994. The allowance for loan losses of $19.6 million at March 31, 1995 and $19.3 million at December 31, 1994 as a percentage of gross loans was 2.3% for both time periods. Net charge-offs of $483,000 and $717,000 during the first three months of 1995 and 1994, continues to be comparable to that of the

Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $922,000 or 80.5% during the first quarter of 1995 as the result of gains on the sale of securities and mortgages of $477,000, other income of $352,000 and trust income of $99,000. "Total other expenses" increased $1,227,000 or 15.4% during the quarter ended March 31, 1995. Of this amount, salaries and benefits increased $728,000 or 17.1% over the first quarter of 1994. Other operating expenses increased $307,000 and premises and equipment increased $192,000.

         Income before income taxes decreased by $34,000 or .6% compared to the first quarter of 1994. Income taxes decreased $148,000, or 8.2%, for the quarter due to a higher level of tax advantaged assets than for the same period in 1994.

                    LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings, increased in the aggregate $8.2 million from year end 1994. Long-term borrowings remained constant through the first quarter of 1995.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 1995:

                                                Repricing Periods (1)
                                                      One Year
                                       Within         Through           Over
                                      One Year       Five Years      Five Years
                                                   (In Thousands)
Assets
  Interest bearing deposits
    at banks                         $  1,584          $   --           $   --
  Investment securities                54,129         114,750           69,213
  Loans and leases                    346,203         337,608          165,143
  Other assets                          4,369              --           82,035
                                     --------        --------         --------
                                      406,285         452,358          316,391
                                     --------        --------         --------
Liabilities and equity
  Non-interest bearing deps.          116,280              --               --
  Interest bearing deposits           290,983         224,552          273,138
  Borrowed funds                      117,305          14,089           12,500
  Other liabilities                        --              --           34,598
  Hedging instruments                 100,000         (70,000)         (30,000)
  Shareholders' equity                     --              --           91,589
                                     --------        --------         --------
                                      624,568         168,641          381,825
                                     --------        --------         --------

Interest sensitivity gap             (218,283)        283,717          (65,434)
                                     --------        --------        ---------

Cumulative interest rate
    sensitivity gap                 ($218,283)        $65,434           $   --
                                     ========        ========           ======

(1)      Savings  and  NOW  deposits  are  scheduled  for  repricing   based  on
         historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling interest rate environment and would decrease in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval of within one year, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

         The Company anticipates volatile interest rate levels for the remainder of 1995, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1995 is to move toward a smaller negative gap (interest-bearing liabilities subject to repricing greater than rising interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                   Mar. 31,      Dec. 31,
                                                     1995         1994
CAPITAL LEVELS
  Tier 1 leverage ratio                              7.41%        7.35%
  Tier 1 risk-based ratio                           11.09        10.85
  Total risk-based ratio                            12.36        12.11

CAPITAL PERFORMANCE
  Return on average assets(annualized)               1.38         1.41
  Return on average equity(annualized)              18.20        17.30
  Earnings retained                                 61.76        63.50
  Internal capital growth(annualized)               31.66        11.32

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 1995, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         On March 1, 1995, the Company opened its first supermarket branch banking facility. The Company considers supermarket branches to be a strategic delivery system for banks in the future and anticipates opening four more during the remainder of 1995.

         The Company will continue its work on the installation of platform automation during 1995. Through platform automation, the Company expects to increase efficiencies and re-focus its efforts to improve productivity, in order to provide faster and improved service to our customers, at the same time reducing costs to contribute to improved profitability. The platform automation project may lead to in excess of $1 million in capital expenditures in 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to Vote of Security Holders.

         None


Item 5.  Other Information.

         On March 1, 1995, the Registrant's banking subsidiary, National Penn Bank, opened its first full-service supermarket branch in Muhlenberg Weis Market, Berks County, Pennsylvania. The Registrant anticipates that in 1995 National Penn Bank will open four more supermarket branches, located in Schnecksville (Lehigh County), Cedar Crest (Lehigh County), Coopersburg (Lehigh County), and Bethlehem (Northampton County). The Registrant also anticipates that National Penn Bank will close its Fairview Village branch (Montgomery County) in June 1995.

         In February 1994, the Registrant's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiated transactions. At March 31, 1995, a total of 152,440 shares have been repurchased at an aggregate cost of $4,737,000.


Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits.

                 Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K. The Registrant did not file any report on Form 8-K during the quarterly period ended March 31, 1995.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL PENN BANCSHARES, INC.
                                                       (Registrant)

Dated:  May 5, 1995                         By /s/ Lawrence T. Jilk, Jr.
                                               --------------------------
                                               Lawrence T. Jilk, Jr., President
                                               and Chief Executive Officer

Dated:  May 5, 1995                         By /s/ Gary L. Rhoads
                                               -------------------
                                               Gary L. Rhoads, Principal
                                               Financial Officer