Form 10-Q
period 1995-06-30
NATIONAL PENN BANCSHARES INC
filed 1995-08-11
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:______________________ to _____________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                    Outstanding at August 5, 1995

         Common Stock ($2.50 par value)             (No.) 7,187,314 Shares



                               Page 1 of 16 pages

                               TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.           Financial Statements ..............................3

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations .....8

Part II - Other Information.

         Item 1.           Legal Proceedings ................................14

         Item 2.           Changes in Securities ............................14

         Item 3.           Defaults Upon Senior Securities ..................14

         Item 4.           Submission of Matters to a Vote of
                           Security Holders .................................14

         Item 5.           Other Information ................................14

         Item 6.           Exhibits and Reports on Form 8-K .................14

Signatures ..................................................................16

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                         June 30         Dec. 31
 (Dollars in thousands, except per share data)                 1995           1994
                                                            (Unaudited)      (Note)
ASSETS
Cash and due from banks                                    $    35,609    $    33,195
Interest bearing deposits in banks                              10,591            964
Federal funds sold                                               5,000           --
                                                           -----------    -----------
    Total cash and cash equivalents                             51,200         34,159
Securities held to maturity
  (approximate market of $93,397 and
  $97,459 at 1995 and 1994, respectively)                       91,149         99,229
Securities available for sale at market value                  157,964        138,873
                                                           -----------    -----------
    Total Investment Securities                                249,113        238,102
Loans, net of unearned discount                                889,934        830,612
  Less allowance for possible loan losses                      (19,335)       (19,310)
                                                           -----------    -----------
    Net Loans                                                  870,599        811,302
Other assets                                                    49,960         53,611
                                                           -----------    -----------
    Total Assets                                           $ 1,220,872    $ 1,137,174
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                              $   125,239    $   121,273
Interest bearing deposits
  (Includes certificates of deposit in excess of $100:
  1995 - $90,702; 1994 - $65,630)                              783,501        743,367
                                                           -----------    -----------
    Total Deposits                                             908,740        864,640
Securities sold under repurchase agreements
  and federal funds purchased                                  124,848         50,274
Short-term borrowings                                            5,581         47,967
Long-term obligations                                           72,778         77,777
Accrued interest and other liabilities                          13,401         11,645
                                                           -----------    -----------
    Total Liabilities                                        1,125,348      1,052,303
Commitments and contingent liabilities                            --             --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                      --             --
  Common stock, par value $2.50 per share;
    20,000,000 shares  authorized; 7,268,450
    shares issued and 7,187,314 shares
    outstanding at June 30, 1995; 7,234,126
    shares issued and 7,135,347 shares
    outstanding at December 31, 1994                            18,084         18,083
  Additional paid-in-capital                                    56,979         57,263
  Retained earnings                                             20,989         16,598
  Valuation adjustment for securities available
     for sale, net of tax                                        1,796         (4,011)
  Treasury stock (81,136 shares at cost at June 30, 1995
    and 98,779 shares at cost at December 31, 1994)             (2,324)        (3,062)
                                                           -----------    -----------
     Total Shareholders' Equity                                 95,524         84,871
                                                           -----------    -----------
     Total Liabilities and Shareholders' Equity            $ 1,220,872    $ 1,137,174
                                                           ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1994 has been derived from the financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                         Three Months Ended      Six Months Ended
(Dollars in thousands, except per share data)                  June 30               June 30

                                                           1995       1994        1995      1994
INTEREST INCOME
Loans including fees                                     $ 20,445   $ 17,233    $ 39,703   $ 33,608
Deposits in banks                                              15         24          30         56
Federal funds sold                                              3          9           5         14
Investment securities                                       3,991      3,427       7,966      6,232
                                                         --------   --------    --------   --------
    Total interest income                                  24,454     20,693      47,704     39,910
                                                         --------   --------    --------   --------
INTEREST EXPENSE
Deposits                                                    8,470      5,398      15,873     10,193
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements               2,435      1,278       4,822      2,511
                                                         --------   --------    --------   --------
    Total interest expense                                 10,905      6,676      20,695     12,704
                                                         --------   --------    --------   --------
    Net interest income                                    13,549     14,017      27,009     27,206
Provision for loan losses                                     750        950       1,500      1,700
                                                         --------   --------    --------   --------
    Net interest income after provision
      for loan losses                                      12,799     13,067      25,509     25,506
                                                         --------   --------    --------   --------
OTHER INCOME
Trust Services                                                424        351         848        676
Service charges on deposit accounts                           657        640       1,297      1,286
Net gains (losses) on sale of securities and mortgages         47        (91)        303       (312)
Other                                                         497        590       1,245        986
                                                         --------   --------    --------   --------
    Total other income                                      1,625      1,490       3,693      2,636
                                                         --------   --------    --------   --------
OTHER EXPENSES
Salaries, wages and employee benefits                       4,869      4,697       9,850      8,950
Net premises and equipment                                  1,330      1,524       2,719      2,721
Other operating                                             3,091      3,429       5,928      5,959
                                                         --------   --------    --------   --------
    Total other expenses                                    9,290      9,650      18,497     17,630
                                                         --------   --------    --------   --------
    Income before income taxes                              5,134      4,907      10,705     10,512
Applicable income tax expense                               1,576      1,453       3,230      3,255
                                                         --------   --------    --------   --------
    Net income                                              3,558      3,454    $  7,475   $  7,257
                                                         ========   ========    ========   ========

PER SHARE OF COMMON STOCK
Net income                                               $   0.49   $   0.48    $   1.04   $   1.01
Dividends paid in cash                                       0.21       0.18        0.42       0.35

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended June 30,
(Dollars in thousands)
                                                                           1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   7,475    $   7,257
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                              1,500        1,700
    Depreciation and amortization                                          1,304        1,091
    Net gains (losses) on sale of securities and mortgages                   303         (312)
    Mortgage loans originated for resale                                  (4,935)     (13,422)
    Sale of mortgage loans originated for resale                           4,935       13,422
    Other                                                                  5,475       (5,674)
                                                                       ---------    ---------

      Net cash provided by (used in) operating activities                 16,057        4,062

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale        6,578         --
  Proceeds from maturities of investment securities -
     held to maturity                                                      3,032       18,689
  Proceeds from maturities of investment securities -
     available for sale                                                       91
  Purchase of investment securities - available for sale                 (14,905)     (99,680)
  Proceeds from sales of loans                                              --          8,737
  Net increase in loans                                                  (60,797)     (50,837)
  Purchases of premises & equipment                                       (1,957)      (4,228)
                                                                       ---------    ---------

      Net cash provided by (used in) investing activities                (67,958)    (127,319)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                              44,100      123,787
    Repurchase agreements, fed funds & short-term borrowings              32,188       15,963
    Long-term borrowings & subordinated capital note                      (4,999)      (3,500)
    (Increase) decrease in treasury stock                                    738         (653)
    Issuance of common stock under dividend reinvestment plan               --            777
    Cash dividends                                                        (3,085)      (2,674)
                                                                       ---------    ---------

      Net cash provided by (used in) financing activities                 68,942      133,700

Net increase (decrease) in cash and cash equivalents                      17,041       10,443

Cash and cash equivalents at January 1                                    34,159       29,767
                                                                       ---------    ---------

Cash and cash equivalents at June 30                                   $  51,200    $  40,210
                                                                       =========    =========


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

2. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,165,367 and 7,165,367 for 1995 and 1994, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1994.

4. On July 26, 1995, the Company's Board of Directors declared a 5% stock dividend payable on October 31, 1995 to shareholders of record on September 29, 1995.

5. On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) NO. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

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

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                                                         June 30,
                                                           1995

          Principal amount of impaired loans            $7,249,000
          Accrued interest                                   --
          Deferred loan costs                                --
                                                        ----------
                                                         7,249,000
          Less valuation allowance                       1,193,000
                                                        ----------
                                                        $6,056,000
                                                        ==========

         On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance for the six months ending June 30, 1995 is as follows:

          Valuation allowance at beginning of period   $ 1,913,000
          Provision for loan impairment                    586,000
          Direct charge-offs                              (855,000)
          Recoveries                                       269,000
                                                       -----------
          Valuation allowance at end of period         $ 1,193,000

         Total cash collected on impaired loans during the six months ended June 30, 1995 was $742,000, of which $269,000 was credited to the principal balance outstanding on such loans and $473,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 1995 was $326,000. Interest income recognized during the first six months of 1995 was $473,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                              FINANCIAL CONDITION

         Total assets increased to $1.221 billion, an increase of $83.7 million or 7.4% over the $1.137 billion at December 31, 1994. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

         Total cash and cash equivalents increased $17.0 million or 49.9% at June 30, 1995 when compared to December 31, 1994. This increase was due to an increase in due from banks and federal funds sold.

         Loans increased to $889.9 million at June 30, 1995. The increase of $59.3 million or 7.1% compared to December 31, 1994 was primarily the result of the investment of deposits. Loans originated for immediate resale during the first six months of the year amounted to $4.9 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to average total loans of .35% for the second quarter and the level of non-performing loans to total loans of 1.63% at June 30, 1995. The Company has no significant exposure to energy and agricultural- related loans. Non-performing loans at December 31, 1994 were 1.12% of total loans.

         Investments, the Company's secondary use of funds, increased $11.0 million or 4.6% to $249.1 million at June 30, 1995 when compared to December 31, 1994. The increase was primarily in Mortgage-Backed Securities.

         As the primary source of funds, aggregate deposits of $908.7 million at June 30, 1995 increased $44.1 million or 5.1% compared to December 31, 1994. There was a shift in deposit mix during the first six months of 1995 as interest bearing deposits increased $40.1 million while non-interest bearing deposits increased $4.0 million. Certificates of deposit in excess of $100,000 increased $25.1 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In the aggregate, these funds totaled $203.2 million at June 30, 1995, a $27.2 million or 15.4% increase compared to $176.0 million December 31, 1994. The increase is reflected in short-term obligations, primarily securities sold under repurchase agreement and federal funds purchased.

         Shareholders' equity increased $10.6 million or 12.6% at June 30, 1995 to $95.5 million compared to the $84.9 million at December 31, 1994. This increase was due to the retention of earnings and the change in valuation adjustment for securities available for sale. Cash dividends paid during the first six months of 1995 increased $467,000 or 18.4% compared to the cash dividends paid during the first six months of 1994. Earnings retained during the first six months of 1995 were 59.8% compared to 65.1% during the first six months of 1994.

                             RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1995 was $3.6 million, 3.0% more than the $3.5 million reported for the same period in 1994. For the first six months, net income reached $7.5 million, or 3.0% more than the $7.3 million reported for the first six months of 1994. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income decreased $.5 million or 3.3% to $13.5 million during the second quarter of 1995 from $14.0 million in the second quarter 1994. For the comparative six month period, net interest income remained constant. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1995 to January 31, 1995 was 8.50%. On February 1, 1995, the prime rate changed to 9.0%. The Company's prime rate was 6.0% from January 1 through March 23, 1994. From March 24 to April 18, 1994, the prime rate was 6.25%. From April 19 to May 17, 1994, the prime rate was 6.75%. On May 18, 1994, the prime rate changed to 7.25%. Interest expense during the first six months of 1995 increased $8.0 million or 62.9% compared to the prior year's six months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses decreased $200,000 for both the second quarter and the first six months of 1995 compared to the same periods in 1994. The allowance for loan and lease losses of $19.3 million at June 30, 1995 and December 31, 1994 as a percentage of total loans was 2.2% and 2.3%, respectively. The Company's net charge-offs of $1,475,000 and $1,350,000 during the first six months of 1995 and 1994, respectively, continues to be comparable to that of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $135,000 or 9.1% during the second quarter of 1995, as a result of gains on the sale of securities and mortgages of $138,000, trust income of $73,000 and service charges on deposit accounts of $17,000. Year to date, other income increased $1,057,000 or 40.1% when compared to the first six months of 1994 as a result of gains on the sale of securities and mortgages of $615,000, other income of $259,000, trust income of $172.000 and service charges on deposit accounts 0f $11,000. "Total other expenses" decreased $360,000 or 3.7% during the quarter ended June 30, 1995 and increased $867,000 or 4.9% for the six months period. Of this year-to-date increase, salaries and benefits increased $900,000 or 10.1% due to higher staffing levels and the opening of two supermarket branches in 1995.

         Income before income taxes increased by $227,000 or 4.6% compared to the second quarter of 1994. In comparing the first six months of 1995 to 1994, income before income taxes increased $193,000 or 1.8%. Income taxes increased $123,000 for the quarter and decreased $25,000 the six month period.

                    LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $76.3 million from year end 1994. Long-term borrowings decreased $5.0 million during the first six months of 1995.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 1995:

                                                 Repricing Periods (1)
                                                      One Year
                                          Within       Through        Over
                                         One Year     Five Years   Five Years
                                                   (In Thousands)
Assets
  Interest-bearing deposits
    at banks                             $  10,591    $    --      $    --
  Investment securities                     59,197       65,222      124,694
  Loans and leases                         369,196      354,331      166,407
  Other assets                               9,319         --         81,250
                                         ---------    ---------    ---------
                                           448,303      419,553      372,351
                                         ---------    ---------    ---------
Liabilities and equity
  Noninterest-bearing deposits             125,239         --           --
  Interest-bearing deposits                303,125      234,401      245,975
  Borrowed funds                           177,097       13,610       12,500
  Other liabilities                           --           --         32,736
  Hedging instruments                      100,000      (90,000)     (10,000)
  Shareholders' equity                        --           --         95,524
                                         ---------    ---------    ---------
                                           705,461      158,011      376,735
                                         ---------    ---------    ---------

Interest sensitivity gap                  (257,158)     261,542       (4,384)
                                         ---------    ---------    ---------

Cumulative interest rate
    sensitivity gap                      ($257,158)   $   4,384    $    --
                                         =========    =========    =========

(1)      Savings  and  NOW  deposits  are  scheduled  for  repricing   based  on
         historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling rate environment and would decrease in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval within one year, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

         The Company anticipates volatile interest rate levels for the remainder of 1995, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1995 is to move toward a smaller negative gap (interest-bearing liabilities subject to repricing equal interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                 June 30,    Dec. 31,
                                                  1995        1994
CAPITAL LEVELS
  Tier 1 leverage ratio                            7.39%      7.35%
  Tier 1 risk-based ratio                         10.74      10.85
  Total risk-based ratio                          12.01      12.11



CAPITAL PERFORMANCE
  Return on average assets(annualized)             1.30       1.41
  Return on average equity(annualized)            16.70      17.30
  Earnings retained                               59.80      63.50
  Internal capital growth(annualized)             10.54      11.32

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk- weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 1995, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         In February 1994, the Company's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiated transactions. To date, a total of 160,000 shares have been repurchased at an aggregate cost of $4,942,000.

         On March 1, 1995, the Company opened its first supermarket branch banking facility in Muhlenberg, PA. The second supermarket branch was opened on May 3, 1995 in Schnecksville, PA. The Company considers supermarket branches to be a strategic delivery system for banks in the future and anticipates opening three more during the remainder of 1995.

         The Company will continue its work on the installation of platform automation during 1995. Through platform automation, the Company expects to increase efficiencies and re-focus its efforts to improve productivity, in order to provide faster and improved service to our customers, at the same time reducing costs to contrubute to improved profitability. The platform automation project may lead to in excess of $1 million in capital expenditures.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to Vote of Security Holders.

         The 1995 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 25, 1995. Notice of the Meeting was mailed to shareholders of record on or about March 24, 1995, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held for the following purposes:

         (1) to elect three Class II directors to hold office for three years from the date of election and until their successors are elected and qualified (Proposal No. 1); and

         (2) to act upon a proposal to approve the Registrant's Non-Employee Directors' Stock option Plan (Proposal No. 2).

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                            Abstentions and
Nominee                        For             Withheld     Broker Non-Votes

John J. Dau                    5,787,189        28,710            0

Lawrence T. Jilk, Jr.          5,783,200        32,699            0

C. Robert Roth                 5,782,859        33,040            0

         There was no solicitation in opposition to Proposal No. 2 to approve the Registrant's Non-Employee Director's Stock Option Plan, and the Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the proposal were as follows:

For                Against           Abstentions          Broker Non-votes

4,988,568          668,418             158,913                   0

Item 5.            Other Information.

          On May 8, 1995, the Registrant's banking subsidiary, National Penn Bank, formed a new banking division, 1st Main Line Bank, located in Paoli, Pennsylvania. 1st Main Line Bank initially opened a loan production office in the Paoli Plaza. On August 2, 1995, the Comptroller of the Currency approved an application for a full-service branch at this location.

          National Penn Bank opened a full-service supermarket branch in the King's Market, Schnecksville (Lehigh County) on May 3, 1995, and in the Weis Market, Cedar Crest (Lehigh County) on July 31, 1995. National Penn Bank closed its Fairview Village branch (Montgomery County) on June 18, 1995.

          In February 1994, the Registrant's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiated transactions. At June 30, 1995, a total of 160,000 shares have been repurchased at an aggregate cost of $4,942,000.

          On July 26, 1995, the Registrant declared a 5% stock dividend payable on October 31, 1995 to shareholders of record as of the close of business on September 29, 1995.


Item 6.          Exhibits and Reports on Form 8-K.

          (a)    Exhibits.

                 Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 1995.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL PENN BANCSHARES, INC.
                                                  (Registrant)


Dated:  August 7, 1995                     By /s/ Lawrence T. Jilk, Jr.
                                              --------------------------
                                              Lawrence T. Jilk, Jr., President
                                              and Chief Executive Officer

Dated:  August 7, 1995                     By /s/ Gary L. Rhoads
                                              -------------------
                                              Gary L. Rhoads, Principal
                                              Financial Officer