Form 10-Q
period 1995-09-30
NATIONAL PENN BANCSHARES INC
filed 1995-11-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________________ to ___________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 8, 1995

    Common Stock ($2.50 par value)                  (No.) 7,572,541 Shares



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

Part II - Other Information.

         Item 1.           Legal Proceedings ................................15

         Item 2.           Changes in Securities ............................15

         Item 3.           Defaults Upon Senior Securities ..................15

         Item 4.           Submission of Matters to a Vote of
                           Security Holders .................................15

         Item 5.           Other Information ................................15

         Item 6.           Exhibits and Reports on Form 8-K .................15

Signatures ..................................................................16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                       Sept. 30         Dec. 31
 (Dollars in thousands, except per share data)                               1995             1994
                                                                          (Unaudited)        (Note)
ASSETS
Cash and due from banks                                                     $35,361          $33,195
Interest bearing deposits in banks                                            2,228              964
Federal funds sold                                                              ---              ---
                                                                         ----------       ----------
    Total cash and cash equivalents                                          37,589           34,159
Securities held to maturity
  (approximate market value of $87,708 and
  $97,459 at 1995 and 1994, respectively)                                    85,718           99,229
Securities available for sale at market value                               157,953          138,873
                                                                         ----------       ----------
    Total Investment Securities                                             243,671          238,102
Loans, net of unearned discount                                             915,186          830,612
  Less allowance for possible loan losses                                   (19,693)         (19,310)
                                                                         ----------       ----------
    Net Loans                                                               895,493          811,302
Other assets                                                                 51,766           53,611
                                                                         ----------       ----------
    Total Assets                                                         $1,228,519       $1,137,174
                                                                         ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                              $124,814         $121,273
Interest bearing deposits
  (Includes certificates of deposit in excess of $100:
  1995 - $91,649; 1994 - $65,630)                                           780,656          743,367
                                                                         ----------       ----------
    Total Deposits                                                          905,470          864,640
Securities sold under repurchase agreements
  and federal funds purchased                                               129,831           50,274
Short-term borrowings                                                         6,168           47,967
Long-term obligations                                                        71,778           77,777
Accrued interest and other liabilities                                       15,898           11,645
                                                                         ----------       ----------
    Total Liabilities                                                     1,129,145        1,052,303
Commitments and contingent liabilities                                          ---              ---
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                    ---              ---
  Common stock, par value $2.50 per share;
    20,000,000 shares  authorized;  7,269,494
    shares issued and 7,206,407 shares
    outstanding at September 30, 1995;
    7,234,126 shares issued and 7,135,347
    shares outstanding at December 31, 1994                                  18,173           18,083
  Additional paid-in-capital                                                 57,283           57,263
  Retained earnings                                                          23,298           16,598
  Valuation adjustment for securities
    available for sale, net of tax                                            2,346           (4,011)
  Treasury stock (63,087 shares at cost at
    September 30, 1995 and 98,779 shares at
    cost at December 31, 1994)                                               (1,726)          (3,062)
                                                                         ----------       ----------
    Total Shareholders' Equity                                               99,374           84,871
                                                                         ----------       ----------
    Total Liabilities and Shareholders' Equity                           $1,228,519       $1,137,174
                                                                         ==========       ==========


The accompanying notes are an integral part of these condensed financial statements.
Note: The Balance Sheet at Dec. 31, 1994 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                         Three Months Ended               Nine Months Ended
(Dollars in thousands, except per share data)                              September 30                    September 30
                                                                         1995          1994             1995          1994
INTEREST INCOME
Loans including fees                                                    $21,214       $17,791          $60,917       $51,399
Deposits in banks                                                            21            12               51            68
Federal funds sold                                                          105             8              110            22
Investment securities                                                     4,096         3,866           12,062        10,098
                                                                        -------       -------          -------       -------
    Total interest income                                                25,436        21,677           73,140        61,587
                                                                        -------       -------          -------       -------
INTEREST EXPENSE
Deposits                                                                  8,381         6,070           24,254        16,263
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                             3,156         1,470            7,978         3,981
                                                                        -------       -------          -------       -------
    Total interest expense                                               11,537         7,540           32,232        20,244
                                                                        -------       -------          -------       -------
    Net interest income                                                  13,899        14,137           40,908        41,343
Provision for loan losses                                                   750           750            2,250         2,450
                                                                        -------       -------          -------       -------
    Net interest income after provision
      for loan losses                                                    13,149        13,387           38,658        38,893
                                                                        -------       -------          -------       -------
OTHER INCOME
Trust Services                                                              481           368            1,329         1,044
Service charges on deposit accounts                                         685           644            1,982         1,930
Net gains (losses) on sale of securities and mortgages                      125           (46)             428          (358)
Other                                                                       855           462            2,100         1,448
                                                                        -------       -------          -------       -------
    Total other income                                                    2,146         1,428            5,839         4,064
                                                                        -------       -------          -------       -------
OTHER EXPENSES
Salaries, wages and employee benefits                                     5,015         4,910           14,865        13,860
Net premises and equipment                                                1,617         1,390            4,336         4,111
Other operating                                                           3,084         3,187            9,012         9,146
                                                                        -------       -------          -------       -------
    Total other expenses                                                  9,716         9,487           28,213        27,117
                                                                        -------       -------          -------       -------
    Income before income taxes                                            5,579         5,328           16,284        15,840
Applicable income tax expense                                             1,684         1,619            4,914         4,874
                                                                        -------       -------          -------       -------
    Net income                                                           $3,895        $3,709          $11,370       $10,966
                                                                         ======        ======          =======       =======

PER SHARE OF COMMON STOCK
Net income                                                                $0.54         $0.52            $1.58         $1.53
Dividends paid in cash                                                     0.22          0.19             0.64          0.54

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended September 30,
(Dollars in thousands)
                                                                              1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $11,370          $10,966
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                        2,250            2,450
    Depreciation and amortization                                              2,166            1,744
    Net gains  (losses) on sale of securities and mortgages                      428             (357)
    Mortgage loans originated for resale                                      (7,046)         (15,273)
    Sale of mortgage loans originated for resale                               7,046           15,273
    Other                                                                      7,235           (8,920)
                                                                             -------          -------

      Net cash provided by (used in) operating activities                     23,449            5,883

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale            6,578              ---
  Proceeds from maturities of investment securities - held to maturity         8,375           29,350
  Proceeds from maturities of investment securities - available for sale         740
  Purchase of investment securities                                          (14,905)        (115,031)
  Proceeds from sales of loans                                                   ---              ---
  Net increase in loans                                                      (86,441)         (65,642)
  Purchases of premises & equipment                                           (3,731)          (5,649)
                                                                             -------          -------

      Net cash provided by (used in) investing activities                    (89,384)        (156,972)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                  40,830          126,428
    Repurchase agreements, fed funds & short-term borrowings                  37,758           21,121
    Long-term borrowings & subordinated capital note                          (5,999)          16,500
  (Increase) decrease in treasury stock                                        1,336           (3,832)
  Issuance of common stock under dividend reinvestment plan                      110              710
  Cash dividends                                                              (4,670)          (4,023)
                                                                             -------          -------

      Net cash provided by (used in) financing activities                     69,365          156,904

Net increase (decrease) in cash and cash equivalents                           3,430            5,815

Cash and cash equivalents at January 1                                        34,159           29,767
                                                                             -------          -------

Cash and cash equivalents at September 30                                    $37,589          $35,582
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

2. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,185,698 and 7,165,367 for 1995 and 1994, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1994.

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                                                       September 30,
                                                           1995

         Principal amount of impaired loans            $7,988,000
         Accrued interest                                  ---
         Deferred loan costs                               ---
                                                        ---------
                                                        7,988,000
         Less valuation allowance                       1,097,000
                                                        ---------
                                                       $6,891,000
                                                       ==========

     On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance for the nine months ending September 30, 1995 is as follows:

         Valuation allowance at beginning of period    $1,913,000
         Provision for loan impairment                    161,000
         Direct charge-offs                            (1,346,000)
         Recoveries                                       369,000
                                                       ----------
         Valuation allowance at end of period          $1,097,000

     Total cash collected on impaired loans during the nine months ended September 30, 1995 was $842,000, of which $369,000 was credited to the principal balance outstanding on such loans and $473,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1995 was $539,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                              FINANCIAL CONDITION

     Total assets increased to $1.229 billion, an increase of $91.3 million or 8.0% over the $1.137 billion at December 31, 1994. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

     Total cash and cash equivalents increased $3.4 million or 10.0% at September 30, 1995 when compared to December 31, 1994. This increase was due to an increase in due from banks and interest bearing deposits in banks.

     Loans increased to $915.2 million at September 30, 1995. The increase of $84.6 million or 10.2% compared to December 31, 1994 was primarily the result of the investment of deposits. Loans originated for immediate resale during the first nine months of the year amounted to $7.0 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to average total loans of .29% for the third quarter and the level of non-performing loans to total loans of .87% at September 30, 1995. The Company has no significant exposure to energy and agricultural- related loans. Non-performing loans at December 31, 1994 were 1.12% of total loans.

     Investments, the Company's secondary use of funds, increased $5.6 million or 2.3% to $243.7 million at September 30, 1995 when compared to December 31, 1994. The increase was primarily in Mortgage-Backed Securities and Marketable Equity Securities.

     As the primary  source of funds,  aggregate  deposits of $905.5  million at
September 30, 1995 increased $40.8 million or 4.7% compared to December 31, 1994. Interest-bearing deposits increased $37.3 million or 5.0% to $780.7 million at September 30, 1995 compared to $743.4 million at December 31, 1994. Certificates of deposit in excess of $100,000 increased $26.0 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In the aggregate, these funds totaled $207.8 million at September 30, 1995, a $31.8 million or 18.0% increase compared to $176.0 million December 31, 1994. The increase is reflected in short-term obligations, primarily securities sold under repurchase agreement and federal funds purchased.

     Shareholders' equity increased $14.5 million or 17.1% at September 30, 1995 to $99.4 million compared to the $84.9 million at December 31, 1994. This increase was due to the retention of earnings and the change in valuation adjustment for securities available for sale. Cash dividends paid during the first nine months of 1995 increased $679,000 or 17.4% compared to the cash dividends paid during the first nine months of 1994. Earnings retained during the first nine months of 1995 were 59.7% of total earnings compared to 64.4% during the first nine months of 1994.

                             RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1995 was $3.9 million, 5.0% more than the $3.7 million reported for the same period in 1994. For the first nine months, net income reached $11.4 million, or 3.7% more than the $10.9 million reported for the first nine months of 1994. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income decreased $.2 million or 1.7% to $13.9 million during the third quarter of 1995 from $14.1 million in the third quarter 1994. For the comparative nine month period, net interest income decreased $.4 million or 1.1%. The decrease in net interest income is a result of growth in loan outstandings and higher rates on loans that was more than offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1995 to January 31, 1995 was 8.50%. From February 1, 1995 to July 6, 1995, the prime rate was 9.0%. On July 7, 1995, the prime rate changed to 8.75%. The Company's prime rate was 6.0% from January 1 through March 23, 1994. From March 24 to April 18, 1994, the prime rate was 6.25%. From April 19 to May 17, 1994, the prime rate was 6.75%. From May 18, 1994 to August 15, 1994, the prime rate was 7.25%. On August 16, 1994, the prime rate was changed to 7.75%. Interest expense during the first nine months of 1995 increased $11.9 million or 59.2% compared to the prior year's nine months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses remained constant for the third quarter and decreased $200,000 for the first nine months of 1995 compared to the same periods in 1994. The allowance for loan and lease losses of $19.7 million at September 30, 1995 and $19.3 million at December 31, 1994 as a percentage of total loans was 2.2% and 2.3%, respectively. The Company's net charge-offs of $1,867,000 and $1,690,000 during the first nine months of 1995 and 1994, respectively, continues to be comparable to that of the Company's peers, as reported in the Bank Holding Company Performance Report.

     "Total other income" increased $718,000 or 50.3% during the third quarter of 1995, as a result of increases in other income of $393,000, gains on sale of securities and mortgages of $171,000, trust income of $113,000 and service charges on deposit accounts of $41,000. Year to date, other income increased $1,775,000 or 43.7% when compared to the first nine months of 1994 as a result of gains on the sale of securities and mortgages of $786,000, other income of $652,000, trust income of $285,000 and service charges on deposit accounts 0f $52,000. "Total other expenses" increased $229,000 or 2.4% during the quarter ended September 30, 1995 as a result of increases in net premises and equipment of $227,000, salaries, wages and employee benefits of $105,000. These increases were partially offset by a decrease in other operating expenses of $103,000. Year to date, other expenses increased $1,096,000 or 4.0% when compared to the first nine months of 1994. Of this year-to-date increase, salaries and benefits increased $1,005,000 and net premises amd equipment of $225,000. These increases were partially offset by a decrease in other operating expenses of $134,000.

     Income before income taxes increased by $251,000 or 4.7% compared to the third quarter of 1994. In comparing the first nine months of 1995 to 1994, income before income taxes increased $444,000 or 2.8%. Income taxes increased $65,000 for the quarter and $40,000 the nine month period.

                    LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $78.6 million from year end 1994. Long-term borrowings decreased $6.0 million during the first nine months of 1995.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.

Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows  separately the interest rate sensitivity of each
category  of  interest-earning   assets  and  interest-bearing   liabilities  at
September 30, 1995:

                                               Repricing Periods (1)
                                                     One Year
                                   Within            Through            Over
                                  One Year         Five Years        Five Years
                                                 (In Thousands)
Assets
  Interest-bearing deposits
    at banks                       $  2,228          $   --           $   --
  Investment securities              53,882            68,315          121,474
  Loans and leases                  383,195           374,538          157,453
  Other assets                        4,627              --             82,500
                                   --------         --------          --------
                                    443,932           442,853          361,427
                                   --------          --------         --------
Liabilities and equity
  Noninterest-bearing deposits      124,814              --               --
  Interest-bearing deposits         319,403           228,105          233,148
  Borrowed funds                    182,190             4,085           21,502
  Other liabilities                    --                --             35,591
  Hedging instruments               100,000           (90,000)         (10,000)
  Shareholders' equity                 --                --             99,374
                                   --------          --------         --------
                                    726,407           142,190          379,615
                                   --------          --------         --------

Interest sensitivity gap           (282,475)          300,663          (18,188)
                                   --------          --------        ---------

Cumulative interest rate
    sensitivity gap               ($282,475)         $ 18,188         $   --
                                 ==========         =========         ========

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

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                          Sept. 30,        Dec. 31,
                                            1995             1994
CAPITAL LEVELS
  Tier 1 leverage ratio                     7.41%            7.35%
  Tier 1 risk-based ratio                  10.86            10.85
  Total risk-based ratio                   12.13            12.11


CAPITAL PERFORMANCE
  Return on average assets(annualized)      1.29             1.41
  Return on average equity(annualized)     16.46            17.30
  Earnings retained                        59.70            63.50
  Internal capital growth(annualized)       8.00            11.32

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk- weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 1995, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of

3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

     In February 1994, the Company's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiated transactions. To date, a total of 167,140 shares have been repurchased at an aggregate cost of $5,112,000.

     In August 1995, the Company opened two more supermarket branches located in Allentown and Bethlehem, PA. The Company considers supermarket branches to be a strategic delivery system for banks in the future.

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

     On August 8, 1995, the FDIC reduced the insurance assessments that most Bank Insurance Fund-member banks must pay on insured deposits to $.04 per $100 of deposits from the then current rate of $.23 per $100 of deposits, but continued Savings Association Insurance Fund premiums at the then current level of $.23 per $100 of deposits. Because the Company acquired approximately $225 million of SAIF-insured deposits from savings associations from 1990 to the present, the Company must continue to pay insurance assessments on these acquired deposits at $.23 per $100 of deposits. The reduction in rate on BIF-insured deposits to $.04 was retroactive to June 1, 1995. As a result, the Company received a refund of approximately $400,000.

     On November 7, 1995, U.S. Senate and House negotiators reached agreement on legislation to recapitalize the SAIF through a one-time assessment of $.85 per $100 of SAIF-insured deposits, to be paid in late 1995 or early 1996. Commercial banking companies which purchased SAIF-insured deposits, such as the Company, may be assessed at a 20% lower rate. If the Company is subjected to the full assessment of $.85 per $100 of SAIF-insured deposits, it could result in a total payment of approximately $1.9 million by the Company. The Company's $400,000 refund discussed above was not taken into income but was placed in a designated reserve account to be used as a partial offset to the anticipated one-time assessment.

     The Company cannot predict if the pending legislation will be enacted as presently proposed, but expects that any legislation recapitalizing SAIF will likely impose additional deposit insurance costs on the Company attributable to its acquired SAIF-insured deposits. These costs may have a material adverse effect on the Company's earnings when incurred.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to Vote of Security Holders.

         None

Item 5.  Other Information.

     The registrant's banking subisidiary, National Penn Bank, opened a full-service supermarket branch in Bethlehem, Northampton County, on August 21, 1995. National Penn Bank opened remote ATMs at Commons Boulevard and Tuckerton Road, Reading, Muhlenberg Township, on September 11, 1995, at Alvernia College, Reading, Berks County, on September 14, 1995 and at Boyertown Area Senior High School, Boyertown, Berks County on September 20, 1995. The Registrant also anticipates that National Penn Bank will close its Hamilton Mall Branch, Allentown, Lehigh County, in early 1996.

     In February 1994, the Registrant's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiated transactions. At September 30, 1995, a total of 167,140 shares have been repurchased at an aggregate cost of $5,112,000.

     On  October  31,  1995,  the  Registrant   paid  a  5%  stock  dividend  to
shareholders of record as of September 29, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a Report on Form 8-K dated September 28, 1995, reporting information under Item 5, Other Events.

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

                                                  NATIONAL PENN BANCSHARES, INC.
                                                          (Registrant)


Dated:  November 8, 1995                    By /s/ Lawrence T. Jilk, Jr.
                                               --------------------------
                                                Lawrence T. Jilk, Jr., President
                                                and Chief Executive Officer

Dated:  November 8, 1995                    By /s/ Gary L. Rhoads
                                               -------------------
                                                Gary L. Rhoads, Principal
                                                Financial Officer