Form 10-K405
period 1995-12-31
NATIONAL PENN BANCSHARES INC
filed 1996-03-29
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required], for the fiscal year ended December 31, 1995, or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [no fee required], for the transition period from to .

Commission file number 0-10957

                         NATIONAL PENN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                             23-2215075
         (State or other jurisdiction of                  (I.R.S Employer
         incorporation or organization)                  Identification No.)

         Philadelphia and Reading Avenues, Boyertown, Pennsylvania   19512
                   (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (610) 367-6001

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock ($2.50 par value)

         Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 15, 1996, was $127,746,595.

     As of March 15, 1996, the Registrant had 7,613,865 shares of Common Stock outstanding.

     Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 23, 1996 - - Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

Part I

     Item 1         Business .................................................1
     Item 2         Properties ..............................................22
     Item 3         Legal Proceedings .......................................23
     Item 4         Submission of Matters to a Vote of Security
                     Holders ................................................23
     Item 4A        Executive Officers of the Registrant ....................23

Part II

     Item 5.        Market for Registrant's Common Equity and
                     Related Stockholder Matters.............. ..............24
     Item 6.        Selected Financial Data .................................25
     Item 7.        Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations .............................................26
     Item 8.        Financial Statements and Supplementary Data .............32
     Item 9.        Disagreements on Accounting and Financial
                     Disclosure .............................................54
Part III

     Item 10.       Directors and Executive Officers of the
                     Registrant .............................................54
     Item 11.       Executive Compensation ..................................54
     Item 12.       Security Ownership of Certain Beneficial
                     Owners and Management ..................................54
     Item 13.       Certain Relationships and Related
                     Transactions ...........................................54
Part IV

     Item 14.       Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K ................................54

     Signatures .............................................................58

                                     PART I

Item 1.   BUSINESS.

The Company

     National Penn Bancshares, Inc. (the "Company") is a Pennsylvania business corporation and bank holding company headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The Company owns all of the outstanding capital stock of National Penn Bank, formerly named National Bank of Boyertown ("NPB"). The Company was incorporated in January 1982. In addition, the Company has three wholly-owned nonbank subsidiaries engaged in activities related to the business of banking and has, indirectly through one of such subsidiaries, equity investments in three other banks or banking companies. At December 31, 1995, the Company and NPB had 517 full- and part-time employees.

National Penn Bank

     Prior to August 1, 1993, NPB's name was National Bank of Boyertown. On that date, the bank's name was changed to National Penn Bank. National Penn Bank also operates through Chestnut Hill National Bank ("CHNB Division") and 1st Main Line Bank ("1stMLB Division"), each a banking division of National Penn Bank. The CHNB Division was established in December 1993 after the Company's acquisition of Chestnut Hill National Bank; the 1stMLB Division was started in April 1995.

     At December 31, 1995, NPB conducted operations through 39 full-service branches and four loan production offices, of which three branches and one loan production office constitute the CHNB Division, and one branch constitutes the 1stMLB Division.

     NPB is engaged in the commercial and retail banking business. NPB provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, interbank credit cards, and safe deposit and night depository facilities.

     In fourth quarter 1995, NPB began offering certain non-deposit (non- FDIC insured) investment products through unaffiliated third-party vendors.

Nonbank Subsidiaries

     The Company owns all of the outstanding capital stock of Investors Trust Company ("ITC"), a Pennsylvania-chartered trust company. ITC opened for business on June 20, 1994.

     The Company also owns all of the outstanding capital stock of National Penn Investment Company, a Delaware business corporation ("NPIC") that invests in and holds certain intangible investments. NPIC began operations in January 1985. The Company also owns all of the outstanding capital stock of National Penn Life Insurance Company, an Arizona insurance company formed to reinsure credit life and accident and health insurance in connection with loans made by NPB. National Penn Life Insurance Company began operations in January 1985.

Other Bank Investments

     The Company has, indirectly through NPIC, the following equity investments in banks or banking companies:

     1. 20% of the outstanding capital stock of Penncore Financial Services Corporation, a Pennsylvania bank holding company and parent corporation of Commonwealth State Bank, a Pennsylvania bank headquartered in Newtown, Bucks County, Pennsylvania. Commonwealth State Bank began operations as a bank in April 1987.

     2. 20% of the outstanding capital stock of First Capitol Bank, a Pennsylvania bank headquartered in York, Pennsylvania. First Capitol Bank began operations as a bank in November 1988.

     3. 20% of the outstanding capital stock of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989.

     For financial reporting purposes, the Company accounts for its investment in Penncore Financial Services Corporation, First Capitol Bank, and Pennsylvania State Bank using the "equity" method.

Supervision and Regulation

     Bank Holding Company Regulation

     The Company is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to NPB during periods of financial stress or adversity.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

     Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits

Pennsylvania bank holding companies to control an unlimited number of banks.

     Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     The activities that the Federal Reserve has determined by regulation to be permissible are:

          (1) making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

          (2) operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

          (3) operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve;

          (4) subject to limitations, acting as an investment or financial adviser (i) to a mortgage or real estate investment trust, (ii) to certain registered investment companies, (iii) by providing portfolio investment advice to other persons, (iv) by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies, (v) by providing financial advice to state and local governments, or (vi) by providing financial and transaction advice to corporations, institutions, and certain persons in connection with mergers, acquisitions, and other financial transactions;

          (5) subject to limitations, leasing real or personal property or acting as agent, broker, or adviser in leasing such property in accordance with prescribed conditions;

          (6) investing in corporations or projects designed primarily to promote community welfare;

          (7) providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;

          (8) subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve;

          (9) owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve regulations;

          (10) providing courier services for certain financial documents;

          (11) subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

          (12) retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

          (13) performing appraisals of real estate and personal property;

          (14) subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

          (15) providing certain securities brokerage services;

          (16) subject to limitations, underwriting and dealing in government obligations and certain other instruments;

          (17) subject to limitations, providing foreign exchange and transactional services;

          (18) subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

          (19) subject to limitations, providing investment advice on financial futures and options to futures;

          (20) subject to limitations, providing consumer financial counseling;

          (21) subject to limitations, tax planning and preparation;

          (22) providing check guaranty services;

          (23) subject to limitations, operating a collection agency; and

          (24) operating a credit bureau.

     Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

     Dividend Restrictions

     The Company is a legal entity separate and distinct from NPB and the Company's nonbank subsidiaries. The Company's revenues (on a parent Company only basis) result almost entirely from dividends paid to the Company by its subsidiaries. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of NPB), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

     Federal and state laws regulate the payment of dividends by the Company's subsidiaries. See "Supervision and Regulation - Regulation of NPB" herein.

     Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

     Capital Adequacy

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to the Company.

     Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and NPB, at December 31, 1995, qualify as "well capitalized" under these regulatory standards.

     FDIC Insurance Assessments

     NPB is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk- adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.

     On August 8, 1995, the FDIC reduced the insurance assessment that BIF-member banks deemed to have the least risk (including NPB) must pay on insured deposits to $.04 per $100 of deposits from the then current rate of $.23 per $100 of deposits, but continued SAIF premiums at the then current level of $.23 per $100 of deposits. Because NPB acquired approximately $225 million of SAIF-insured deposits from savings associations from 1990 to the present, NPB continued to pay insurance assessments on these acquired deposits at $.23 per $100 of deposits. The reduction in rate on BIF-insured deposits to $.04 was retroactive to May 1, 1995. On January 1, 1996, the FDIC reduced the insurance assessment to zero for BIF-member banks in the least risk category.

     Legislation is pending in the U.S. Congress to recapitalize the SAIF through a one-time assessment of $.85 per $100 of SAIF-insured deposits. Commercial banking companies which purchased SAIF-insured deposits, such as NPB, may be assessed at a 20% lower rate. If NPB is subjected to this one-time assessment, it could result in a total payment of between $1 million and $2 million by NPB. At the date hereof, this issue is part of the unresolved Federal government budget debate.

     The Company cannot predict if the pending legislation will be enacted as presently proposed, but expects that any legislation recapitalizing SAIF will likely impose additional deposit insurance costs on it attributable to NPB's acquired SAIF-insured deposits. These costs may have a material adverse effect on the Company's earnings when incurred.

     Regulation of NPB

     The operations of NPB are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. NPB's operations are also subject to regulations of the OCC, the Federal Reserve, and the FDIC.

     The OCC, which has primary supervisory authority over NPB, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of NPB's depositors rather than the Company's shareholders. NPB must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

     Under the National Bank Act, as amended, NPB is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by NPB in one year would exceed NPB's net profits (as defined and interpreted by regulation) for the current year plus its retained net profits (as defined and interpreted by regulation) for the two preceding years, less any required transfers to surplus. In addition, NPB may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under FDICIA, any depository institution, including NPB, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

     A subsidiary bank of a bank holding company, such as NPB, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     NPB, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Competition

     The financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than NPB's legal lending limit. In addition, NPB competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by NPB on competitive terms.

     In September 1994, federal legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. See "Interstate Banking Legislation" herein. As a result, the Company expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive.

     Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies. See "Proposed Legislation and Regulations" herein.

Interstate Banking Legislation

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;
(iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

     In July 1995, the Pennsylvania Banking Code was amended to authorize full interstate banking and branching under Pennsylvania law. Specifically, the legislation (i) eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies, (ii) authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and (iii) permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

     Overall, this federal and state legislation is likely to have the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Proposed Legislation and Regulations

     From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Company and NPB, or otherwise change the business environment.

     It cannot be predicted whether any of this legislation, if enacted, will have a material effect on the business of the Company.

Interest Rate Swaps

     Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps be disclosed. See Note 10 to the Company's Consolidated Financial Statements included at Item 8 hereof. In 1995, the interest rate swaps to which NPB was a party had the effect of increasing the Company's net interest income by $1.1 million over what would have been realized had NPB not entered into the swap agreements. Should rates rise in 1996, the Company may recognize lower net interest income for the year than would have been recognized had NPB not entered into the interest rate swap agreements.

     The Company uses interest rate swap agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty's financial ratings.


                     (This space intentionally left blank.)

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in Thousands)

                                                                      Year Ended December 31
                                               1995                            1994                             1993

                                  Average               Average  Average                   Average  Average                  Average
                                  Balance    Interest    Rate    Balance     Interest       Rate    Balance    Interest        Rate
INTEREST EARNING ASSETS:
   Interest bearing
     deposits at banks          $    1,239  $      76    6.13% $    2,184   $       77      3.53%  $  4,695   $      158      3.37%
                                ----------  ---------          ----------   ----------             --------   ----------
   U.S. Treasury                    99,374      7,321    7.37      96,231        7,446      7.74     67,719        6,078      8.98
   U.S. Government agencies         71,957      5,136    7.14      47,192        3,530      7.48     42,153        3,752      8.90
   State and municipal*             47,735      3,515    7.36      47,081        3,419      7.26     14,227        1,018      7.16
   Other bonds and securities       21,100      1,276    6.05      14,464          791      5.47      8,455          299      3.54
                                ----------  ---------          ----------   ----------             --------   ----------
     Total investments             240,166     17,248    7.18     204,968       15,186      7.41    132,554       11,147      8.41
                                ----------  ---------          ----------   ----------             --------   ----------
   Federal funds sold                1,929        114    5.91         708           27      3.81      4,625          133      2.88
                                ----------  ---------          ----------   ----------             --------   ----------
   Commercial loans and
     lease financing*              463,106     43,197    9.33     391,624       34,916      8.92    311,684       26,974      8.65
   Installment loans               212,855     20,280    9.53     186,564       17,075      9.15    162,752       15,210      9.35
   Mortgage loans                  206,331     19,791    9.59     197,487       18,633      9.44    168,752       18,560     11.00
                                ----------  ---------          ----------   ----------             --------   ----------
     Total loans and leases        882,292     83,268    9.44     775,675       70,624      9.10    643,188       60,744      9.44
                                ----------  ---------          ----------   ----------             --------   ----------
     Total earning assets        1,125,626    100,706    8.95%    983,535       85,914      8.74%   785,062       72,182      9.19%
                                            ---------                       ----------                        ----------
   Allowance for loan and
     lease losses                  (19,859)                       (18,503)                          (14,576)
   Non-interest earning assets      81,884                         76,071                            60,727
                                    ------                         ------                            ------
     Total assets               $1,187,651                     $1,041,103                          $831,213
                                ==========                     ==========                          ========

INTEREST BEARING LIABILITIES:
   Interest bearing deposits    $  781,686     32,738    4.19    $722,657       22,825      3.16   $585,670       20,051      3.42
   Securities sold under
     repurchase agreements and
     federal funds purchased        94,375      5,613    5.95      55,569        2,531      4.55     17,204          427      2.48
   Short-term borrowings            13,944      1,078    7.73       5,338          185      3.47      4,446          125      2.81
   Long-term borrowings             75,392      4,406    5.84      56,555        3,308      5.85     49,945        3,238      6.48
                               ----------   ---------          ----------   ----------             --------   ----------
     Total interest bearing
       liabilities                 965,397     43,835    4.54%    840,119       28,849      3.43%   657,265       23,841      3.63%
                                             ---------                       ----------                        ----------
   Demand deposits                 113,442                        104,609                            78,917
   Other non-interest bearing
       liabilities                  14,529                         11,831                            18,393
                                    ------                         ------                            ------
     Total liabilities           1,093,368                        956,559                           754,575
   Equity capital                   94,283                         84,544                            76,638
                                    ------                         ------                            ------
     Total liabilities and
       equity capital           $1,187,651                     $1,041,103                          $831,213
                                ==========                     ==========                          ========
   INTEREST RATE SPREAD**                   $  56,871    5.05%              $   57,065      5.80%                $48,341      6.16%
                                            =========                       ==========                           =======

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets. Loans outstanding, net of unearned income, include nonaccruing loans Fee income included.

Interest Rate Sensitivity Analysis

     Information with respect to interest rate sensitivity of the Company's assets and liabilities is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Investment Portfolio

         A summary of securities available for sale and securities held to maturity at December 31, 1995, 1994, and 1993 follows (in thousands).

                                                          1995                           1994                         1993
                                                               Estimated                       Estimated                 Estimated
                                                  Amortized       Fair        Amortized           Fair       Amortized      Fair
                                                     Cost         Value          Cost             Value         Cost        Value

Securities available for sale
 U.S. Treasury and U.S.
   Government agencies                             $102,357      $107,859       $39,055          $37,480       $   ---     $   ---
 State and municipal                                 45,712        46,836        45,694           41,918        20,640      20,772
 Other bonds                                          2,727         2,751         2,144            2,104         1,566       1,521
 Mortgage-backed securities                          63,316        65,029        42,527           40,746        10,797      11,156
 Marketable equity securities
   and other                                         16,667        18,427        15,823           16,625         8,285       7,839
                                                   --------      --------      --------         --------       -------     -------
 Totals                                            $230,779      $240,902      $145,243         $138,873       $41,288     $41,288
                                                   ========      ========      ========         ========       =======     =======


                                                          1995                           1994                         1993
                                                               Estimated                       Estimated                 Estimated
                                                  Amortized       Fair        Amortized           Fair       Amortized      Fair
                                                     Cost         Value          Cost             Value         Cost        Value

Securities held to maturity
 U.S. Treasury and U.S.
   Government agencies                              $   ---       $   ---       $76,607          $75,340       $70,475     $75,608
 State and municipal                                    ---           ---         7,388            7,144         7,722       7,966
 Other bonds                                            ---           ---         1,018            1,002         6,084       6,307
 Mortgage-backed securities                             ---           ---        14,216           13,973        18,919      19,646
 Marketable equity securities
   and other                                            ---           ---           ---              ---           ---         ---
                                                    -------       -------       -------          -------      --------    --------
 Totals                                             $   ---       $   ---       $99,229          $97,459      $103,200    $109,527
                                                    =======       =======       =======          =======      ========    ========

                     Investment Securities Yield by Maturity

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1995, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully- taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


      Securities Available for Sale Yield by Maturity at December 31, 1995


Securities available for sale at market value
(Dollars in thousands)

                                 After 1 But            After 5 But
                                 Within 1 Year         Within 5 Years      Within 10 Years     After 10 Years           Total
                                Amount     Yield      Amount     Yield    Amount      Yield   Amount    Yield     Amount    Yield
U.S. Treasury and U.S.
  Government agencies          $ 19,277    8.94%    $ 19,428     8.37%   $ 69,154     6.99%  $   --      ---%    $107,859    7.43%
State and municipal                 781    6.48%       1,257     8.12%     43,886     7.18%       912   7.23%      46,836    7.19%
Other bonds                         609    6.28%       1,425     6.84%       --        ---%       717    ---%       2,751    4.89%
Mortgage-backed securities          178    2.26%       1,160     4.73%      9,081     7.95%    54,610   7.31%      65,029    7.34%
Marketable equity securities
  and other                        --       ---%        --        ---%       --        ---%    18,427    ---%      18,427     ---%
                               --------    ----     --------      ----   --------     ----   --------   ----     --------    ----
Total                          $ 20,845    8.71%    $ 23,270      8.07%  $122,121     7.13%  $ 74,666   5.40%    $240,902    6.81%
                               ========    ====     ========      ====   ========     ====   ========   ====     ========    ====

Loan Maturity and Interest Rate Sensitivity

     Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 1995, are summarized below:

                   Remaining Maturity* - At December 31, 1995

                                          After One
                              One Year     Year to       After
                               or Less    Five Years   Five Years      Total
                                               (In Thousands)
Commercial and Industrial
  Loans                       $ 49,882     $ 40,904     $  8,979     $ 99,765
Loans for Purchasing and
  Carrying Securities              239          196           43          478
Loans to Financial
  Institutions                     295          241           53          589
Real Estate Loans:
  Construction and Land
    Development                 42,978         --           --         42,978
                              --------     --------     --------     --------
                              $ 93,394     $ 41,341     $  9,075     $143,810
                              ========     ========     ========     ========


* Demand loans, past-due loans, and overdrafts are reported in "One Year or Less." Construction real estate loans are reported maturing in "One Year or Less" because of their short-term maturity or index to Prime Rate. An immaterial amount of loans have no stated schedule of repayments.


     Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 1995, are summarized below:

                               After One
                                Year to       After
                               Five Years   Five Years
                                   (In Thousands)
Predetermined Interest Rate     $40,928     $ 9,075

Floating Interest Rate              413        --
                                -------     -------

  Total                         $41,341     $ 9,075
                                =======     =======

     Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a "rollover" is appropriate, the Company's policy in this regard is to evaluate the credit for collectability consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit that are at floating interest rates. The Company's outstanding lines of credit to customers are not material.

Loan Portfolio

     The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 1995:

                                                      December 31,
                                1995         1994         1993         1992          1991
                                                     (In Thousands)
Commercial and Industrial
  Loans                       $ 99,765     $ 79,726     $ 68,599     $ 58,936     $ 62,733

Loans for Purchasing and
  Carrying Securities              478          778        1,008        1,171        2,043

Loans to Financial
  Institutions                     589          821        2,063        2,286        3,365

Real Estate Loans:
  Construction and Land
    Development                 42,978       31,760       22,690       22,074       23,042

  Residential                  526,577      472,227      428,540      350,261      273,916

  Other                        256,956      228,911      191,875      145,995      140,675

Loans to Individuals            11,722       16,389       22,963       22,780       23,106

Lease Financing
  Receivables                     --           --             27          458        2,013
                              --------     --------     --------     --------     --------

  Total                       $939,065     $830,612     $737,765     $603,961     $530,893
                              ========     ========     ========     ========     ========

Risk Elements

     The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio.

     In determining income from loans, including consumer and residential mortgage loans, the Company generally adheres to the policy of not accruing interest on a loan on which default of principal or interest has existed for a period of 90 days or more. A loan past due 90 days or more remains on accrual only if the loan is fully secured and in the process of collection. When a loan reaches nonaccrual status, any interest accrued but unpaid on it is, if payment is considered questionable, reversed and charged against current income. Thereafter, until such time as the loan becomes current, interest is included in income only to the extent it is received in cash.

     Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 1995, and an immaterial amount of such loans at the end of prior years.

     Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans.

When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

     Other real estate owned decreased in 1995 due primarily to properties acquired through bank acquisition having substantially been resolved through sales.

     The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 1995:

                                                   December 31,
                                1995        1994       1993         1992        1991
Nonaccrual Loans              $ 7,257     $ 9,328     $ 8,698     $ 8,848     $ 7,612

Loans Past Due 90 or
  More Days as to
  Interest or Principal         1,764       2,114       2,349       2,168       4,129

Restructured Loans               --          --          --          --          --

Total Nonperforming
  Loans                         9,021      11,442      11,047      11,016      11,741
Other Real Estate Owned           760       2,047       3,122       2,825       2,199
                              -------     -------     -------     -------     -------

Total Nonperforming
  Assets                      $ 9,781     $13,489     $14,169     $13,841     $13,940
                              =======     =======     =======     =======     =======

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans      $   961     $ 1,517     $   804     $   802     $   632

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans          656       1,031         160         336         263
                              -------     -------     -------     -------     -------

Net Impact on Interest
  Income of Nonperforming
  Loans                       $   305     $   486     $   644     $   466     $   369
                              =======     =======     =======     =======     =======

     At December 31, 1995, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 14 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

     At December 31, 1995, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

     At December 31, 1995, the Company had no loans that are considered highly-leveraged transactions under applicable regulations, although the Company had approximately $1,750,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from a buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Possible Loan and Lease Losses

     A detailed analysis of the Company's allowance for loan and lease losses for the five years ended December 31, 1995, is shown below:

                                                        December 31,
                                    1995        1994        1993        1992        1991
Balance at Beginning of Year      $19,310     $17,909     $12,448     $10,593     $ 8,563

Charge-offs:

  Commercial and Industrial
    Loans                             544         679         478       2,518       1,770

  Real Estate Loans:

    Construction and Land
      Development                     366         125         552         514         286

    Residential                       882         941       1,055         813         710

    Other                             932         435         596         914         387

  Loans to Individuals                785         822         728          89         105

  Lease Financing Receivables        --          --             3       1,146          25
                                  -------     -------     -------     -------     -------

    Total Charge-offs             $ 3,509     $ 3,002     $ 3,412     $ 5,994     $ 3,283
                                  =======     =======     =======     =======     =======

Recoveries:

  Commercial and Industrial
    Loans                             365         190         141         643         256

  Real Estate Loans:

    Construction and Land
      Development                     148          47          58         290        --

    Residential                       491         494         383         166          34

    Other                             124         155         448         495         105

  Loans to Individuals                237          313          428           21           34

  Lease Financing Receivables        --              4           10            9           67
                                  -------      -------      -------      -------      -------
    Total Recoveries              $ 1,365      $ 1,203      $ 1,468      $ 1,624      $   496
                                  -------      -------      -------      -------      -------

Net Charge-offs                   $ 2,144      $ 1,799      $ 1,944      $ 4,370      $ 2,787
                                  -------      -------      -------      -------      -------

Provisions Charged to Expense       3,200        3,200        5,145        6,225        4,817
Adjustments:

  Changes Incident to Mergers
  and Absorptions, Net               --           --          2,260         --           --
                                  -------      -------      -------      -------      -------


Balance at End of Year            $20,366      $19,310      $17,909      $12,448      $10,593
                                  =======      =======      =======      =======      =======
Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                  0.24%        0.23%        0.30%        0.77%        0.54%
                                  =======      =======      =======      =======      =======

     The allowance for loan and lease losses is established through charges to earnings in the form of a provision for loan and lease losses. Loans and leases that are determined to be uncollectible are charged against the allowance, and subsequent recoveries are credited to the allowance. Factors that influence management's judgment in determining the amount of the provision for loan and lease losses charged to operating expense include the following:

          1. An ongoing review by management of the quality of the overall loan and lease portfolio.

          2. Management's continuing evaluation of potential problem and nonperforming loans and leases.

          3. Loan and lease classifications and evaluations as a result of periodic examinations by federal supervisory authorities.

          4. Management's evaluation of prevailing and anticipated economic conditions and their related effect on the existing loan and lease portfolio.

          5. Comments and recommendations by the Company's independent accountants as a result of their regular examination of the Company's financial statements.

     It is management's practice to review the allowance for loan and lease losses regularly to determine whether additional provision should be made after considering the factors noted above. In 1995, the provision remained the same due to current loan quality, economic conditions, and net loan charge-offs in 1995.

     The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 1995 totalled $1,383,000, or 39% of the gross charge-off amount of $3,509,000, as compared to $800,000, or 27% of the gross charge-off amount of $3,002,000 in 1994. Partial charge-offs represented .2% and .1% of average total loans for 1995 and 1994, respectively.

     The year end 1995, 1994, 1993, and 1992 allocation of the allowance for loan and lease losses, and the percent of loans in each category to total loans, is illustrated in the following table (dollars in thousands):

            Allocation of the Allowance for Loan and Lease Losses (1)

                                  1995                   1994                     1993                   1992
                                        % Loan                  % Loan                  % Loan                   % Loan
                                        Type to                 Type to                 Type to                  Type to
                                        Total                   Total                   Total                    Total
                        Allowance       Loans   Allowance       Loans   Allowance       Loans   Allowance        Loans
Commercial and
  Industrial loans       $ 2,547         10.6%   $ 1,289          9.6%   $ 1,689          9.3%   $   880          9.8%
Loans for purchasing
  and carrying
  securities                --            0.1%      --            0.1%      --            0.1%      --            0.2%
Loans to financial
  institutions              --            0.1%      --            0.1%      --            0.3%      --            0.4%
Real estate loans:
  Construction and
    land development         644          4.5%     2,294          3.8%     1,016          3.1%       773          3.7%
  Residential              4,595         56.1%     3,841         56.8%     3,325         58.1%     3,500         58.0%
  Other                    6,548         27.4%     3,708         27.6%     4,732         26.0%     4,229         24.1%
Loans to individuals       2,296          1.2%     1,462          2.0%     1,456          3.1%       616          3.7%
Lease financing
  receivables               --         --           --           --         --            0.0%      --            0.1%
Unallocated                3,736         N/A       6,716         N/A       5,691         N/A       2,450         N/A
                         -------      -------    -------      -------    -------      -------    -------      -------
                         $20,366        100.0%   $19,310        100.0%   $17,909        100.0%   $12,448        100.0%
                         =======      =======    =======      =======    =======      =======    =======      =======

(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.


     The Company regards the allowance as a general allowance which is available to absorb losses from all loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will occur in these amounts or in these proportions. Before 1992, the Company did not allocate the allowance; therefore, no comparable information exists for prior years.

Historical Statistics

     The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for possible loan and lease losses:

                                                                 December 31,
                                    1995            1994             1993             1992              1991
                                                               (In Thousands)
Average Total Loans             $   882,292      $   775,675      $   643,188      $   565,659      $   514,706


Total Loans at Year End             939,065          830,612          737,765          603,961          530,893

Net Charge-offs                       2,144            1,799            1,944            4,370            2,787

Allowance for Possible
  Loan and Lease Losses
  at Year End                        20,366           19,310           17,909           12,448           10,593

                                                                 December 31,
                                         1995            1994             1993             1992              1991
                                                               (In Thousands)

Ratios

Net Charge-offs to:
  Average Total Loans                     0.24%            0.23%            0.30%            0.77%            0.54%

  Total Loans at Year End                 0.23             0.22             0.26             0.72             0.52

  Allowance for Possible
    Loan and Lease Losses                10.53             9.32            10.85            35.11            26.31

Allowance for Possible
  Loan and Lease Losses to:

  Average Total Loans                     2.31             2.49             2.78             2.20             2.06

  Total Loans at Year End                 2.17             2.32             2.43             2.06             2.00


                      (This space left intentionally blank)

Deposit Structure

     The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 1995:

                                                   Year Ended December 31,
                                       1995                            1994                 1993
                                                         (Dollars in Thousands)
                               Average          Average        Average          Average         Average          Average
                               Amount            Rate          Amount            Rate           Amount            Rate
Noninterest-
  Bearing Demand
  Deposits                     $113,442            ---%        $104,609            ---%         $ 78,917            ---%

Savings Deposits                345,176           2.26          394,508           2.01           302,895           2.33


Time Deposits*                  436,510           5.71          328,149           4.54           282,775           4.60
                               --------                        --------                         --------

  Total                        $895,128           3.66         $827,266           2.76          $664,587           3.02
                               ========                        ========                         ========

* Included are average time deposits, issued in the amount of $100,000 or more, of $89,881,000 in 1995, $65,630,000 in 1994, and $36,496,000 in 1993.

     The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 1995. The Company has no other time deposits of $100,000 or more as of December 31, 1995.

          Maturity          Amount of Time Certificates of Deposit
                                    (In Thousands)
3 months or less                       $19,271
Over 3 through 6 months                 12,224
Over 6 through 12 months                19,022
Over 12 months                          39,364
                                       -------
Total                                  $89,881
                                       =======

Short-Term Borrowings

     Information with respect to the Company's short-term borrowings is set forth in footnote 5 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.


                      (This space left intentionally blank)

Financial Ratios

     The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                            Year Ended December 31,
                                          1995       1994       1993
Earnings Ratios

Net Income on:
  Average Earning Assets                  1.37%      1.49%      1.70%

  Average Total Assets                    1.30       1.41       1.60

  Average Shareholders' Equity           16.30      17.30      17.40

Net Operating Income Before
  Securities and Mortgage
  Transactions and Cumulative
  Effect of a Change in
  Accounting for Income Taxes on:

    Average Earning Assets                1.34       1.52       1.63

    Average Total Assets                  1.27       1.44       1.54

    Average Shareholders' Equity         16.05      17.67      16.65

Liquidity and Capital Ratios

Average Shareholders' Equity
  to Average Earning Assets               8.38%      8.60%      9.76%

Average Shareholders' Equity
  to Average Total Assets                 7.94       8.12       9.22

Dividend Payout Ratio                    40.70      36.50      33.10

Tier 1 Leverage Ratio                     7.59       7.35       8.80

Tier 1 Risk-Based Ratio                  10.97      10.85      11.76

Total Risk-Based Capital Ratio           12.23      12.11      13.03


                      (This space left intentionally blank)

     The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 1995 and 1994. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                                       Year ended December 31,
                                                     1995 over 1994 (1)                           1994 over 1993 (1)
Increase (decrease) in:                    Volume           Rate          Total          Volume           Rate          Total
Interest income:
Interest bearing deposits
  at banks                                  ($33)         $   32            ($1)           ($85)            $4           ($81)
Securities:
  U.S. Treasury and
  U. S. Government agencies                2,138            (657)         1,481           3,002         (1,856)         1,146
  State and municipal                         47              49             96           2,351             50          2,401
  Other bonds and securities                 361             124            485             213            278            491
                                         --------         -------       --------        --------       --------       -------
    Total securities                       2,546            (484)         2,062           5,566         (1,528)         4,038
                                         --------         -------       --------        --------       --------       -------
Federal funds sold                            47              40             87            (113)             7           (106)
Loans:
  Commercial loans and
    lease financing                        6,373           1,908          8,281           6,918          1,024          7,942
  Installment loans                        2,406             799          3,205           2,225           (360)         1,865
  Mortgage loans                             834             324          1,158           3,160         (3,087)            73
                                         --------        --------       --------        --------       --------       -------
    Total loans                            9,613           3,031         12,644          12,303         (2,423)         9,880
                                         --------        --------       --------        --------       --------       -------
    Total interest income                $12,173         $ 2,619        $14,792         $17,671        ($3,940)       $13,731
                                         --------        --------       --------        --------       --------       -------
Interest expense:
Interest bearing deposits                  1,864           8,049          9,913           4,690         (1,916)         2,774
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased                1,767           1,315          3,082             952          1,152          2,104
  Short-term borrowings                      298             595            893              25             35             60
  Long-term borrowings and
    subordinated capital note              1,100              (2)         1,098             429           (360)            69
                                         --------        --------       --------        --------       --------       -------
      Total borrowed funds                 3,165           1,908          5,073           1,406            827          2,233
                                         --------        --------       --------        --------       --------       -------
      Total interest expense             $ 5,029         $ 9,957        $14,986         $ 6,096        ($1,089)        $5,007
                                         --------        --------       --------        --------       --------       -------
Increase (decrease) in
  net interest income                    $ 7,144         ($7,338)         ($194)        $11,575        ($2,851)        $8,724
                                         =======         ========        =======        ========       ========        ======

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2.  PROPERTIES.

     The Company does not own or lease any property. As of December 31, 1995, NPB owns 33 properties in fee and leases 26 other properties. The properties owned in fee, at such date, were not subject to any major liens, encumbrances, or collateral assignments.

     The principal office of the Company and of NPB is owned in fee and is located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The principal office of NPB's CHNB Division is leased and is located at 9 West Evergreen Avenue, Chestnut Hill, Philadelphia, Pennsylvania 19118.

     NPB presently has 43 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia.

     In addition to its branches, NPB presently leases 4 properties at which it operates loan production offices, and owns or leases 30 automated teller machines located throughout the eight-county area, all of which are located at bank branch locations, except for one that is "free-standing" (not located at a branch).

Item 3.  LEGAL PROCEEDINGS.

     Various actions and proceedings are presently pending to which NPB is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will have no material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The principal executive officers of the Company, as of the date hereof, are as follows:

                                       Principal Business Occupation
Name                         Age       During the Past Five Years


Lawrence T. Jilk, Jr.         57       President and Chief Executive Officer of
                                       the Company since January 1990, and
                                       President of the Company from April 1988 to January 1990. Also, Chairman of NPB.

Wayne R. Weidner              54       Executive Vice President of the Company
                                       since April 1990, and Treasurer of the
                                       Company from 1983 to 1990. Also, Chief
                                       Executive Officer and President of NPB.

William H. Sayre              63       Vice Chairman of NPB since April 1995.
                                       Executive Vice President of NPB from
                                       August 1992 to April 1995. Prior thereto,
                                       President of Sayre Associates, Inc. (bank consulting firm) from January 1991 to July 1992, and Executive Vice President and Chief Credit Policy Officer of
                                       Fidelity Bank, N.A. from 1988 to December
                                       1990.

Sandra L. Spayd               52       Secretary of the Company, and Senior Vice
                                       President and Corporate Secretary of NPB.

Gary L. Rhoads                41       Treasurer of the Company, and Senior Vice
                                       President, Controller and Cashier of NPB.

     Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. Executive Officers of the Bank are appointed by the Board of Directors of the Bank and serve until they resign, retire, become disqualified, or are removed by such Board.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol: NPBC.

     The following table reflects the high and low sales prices reported for the Common Stock, and the cash dividends declared on the Common Stock, for the periods indicated, after giving retroactive effect to 5% stock dividends paid on October 31, 1995, and on October 31, 1994.

                          MARKET VALUE OF COMMON STOCK

                                                     1995
                                              High             Low
          lst Quarter                        24 3/4           22 1/8
          2nd Quarter                        26               23 3/8
          3rd Quarter                        27 7/8           23 5/8
          4th Quarter                        28 1/2           24 1/4


                                                     1994
                                              High             Low
          lst Quarter                        36 1/2           34
          2nd Quarter                        36 1/4           31 3/4
          3rd Quarter                        33 1/8           26 1/4
          4th Quarter                        29 1/2           21 7/8

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              1995             1994
          lst Quarter                        $.20             $.17
          2nd Quarter                         .21              .19
          3rd Quarter                         .22              .19
          4th Quarter                         .22              .20

                      (This space left intentionally blank)

Item 6.  SELECTED FINANCIAL DATA.

                          FIVE-YEAR STATISTICAL SUMMARY
                  (Dollars in thousands, except per share data)

Year Ended                                                  1995           1994          1993           1992          1991
STATEMENTS OF CONDITION
Total assets                                             $1,251,378     $1,137,174      $933,736      $775,888      $739,512
Total deposits                                              914,890        864,640       748,229       631,186       616,617
Loans and leases, net                                       918,699        811,302       719,856       591,513       520,300
Total investments                                           240,902        238,102       144,488       129,794       158,061
Total shareholders' equity                                  106,615         84,871        82,222        70,700        61,609
Book value per share*                                         14.04          11.32         10.89          9.52          8.35
Percent shareholders' equity to assets                         8.52%          7.46%         8.81%         9.11%         8.33%

Trust assets                                                401,532        313,898       286,710       232,658       220,863

EARNINGS
Total interest income                                       $99,020        $84,259       $71,272       $69,073       $71,709
Total interest expense                                       43,836         28,848        23,839        26,699        36,387
                                                            -------        -------       -------       -------       -------
  Net interest income                                        55,184         55,411        47,433        42,374        35,322
Provision for loan and lease losses                           3,200          3,200         5,145         6,225         4,817
                                                            -------        -------       -------       -------       -------
  Net interest income after provision
    for loan and lease losses                                51,984         52,211        42,288        36,149        30,505
Other income                                                  7,608          5,409         4,931         4,494         3,906
Other expenses                                               37,542         36,914        28,629        23,846        19,665
                                                            -------        -------       -------       -------       -------
  Income before income taxes                                 22,050         20,706        18,590        16,797        14,746
Income taxes                                                  6,668          6,057         5,782         5,484         4,646
                                                            -------        -------       -------       -------       -------
  Income before cumulative effect of
    change in accounting for income taxes                    15,382         14,649        12,808        11,313        10,100
Cumulative effect on prior years
  (to January 1, 1993) of change in
  accounting for income taxes                                   ---            ---           500           ---           ---
                                                            -------        -------       -------       -------       -------
  Net income                                                $15,382        $14,649       $13,308       $11,313       $10,100
                                                            =======        =======       =======       =======       =======
Cash dividends paid                                          $6,263         $5,344        $4,405        $3,750        $3,392
Return on average assets                                       1.30%          1.41%         1.60%         1.50%         1.40%
Return on average shareholders' equity                         16.3%          17.3%         17.4%         17.1%         17.3%

PER SHARE DATA*
Income per common share before cumulative
  effect of change in accounting for
  income taxes                                                $2.04          $1.95         $1.71         $1.53         $1.37
Cumulative effect on prior years to
  (January 1, 1993) of change in
  accounting for income taxes                                   ---            ---          0.07           ---           ---
Net income                                                     2.04           1.95          1.78          1.53          1.37
Dividends paid in cash                                         0.83           0.71          0.59          0.51          0.46
Dividends paid in stock                                           5%             5%            7%            5%            5%
                                                                                                  plus 2-for-1
                                                                                                   stock split
SHAREHOLDERS AND STAFF
Average shares outstanding*                               7,547,382      7,525,100     7,480,740     7,394,976     7,370,298
Shareholders                                                  2,823          2,787         2,701         2,531         2,375
Staff - Full-time equivalents                                   517            559           449           368           357

* Restated to reflect 5% stock dividends in 1995 and 1994, a 7% stock dividend in 1993, a 2-for-1 stock split and a 5% stock dividend in 1992, and a 5% stock dividend in 1991.

     The unaudited quarterly results of the Company's operations in 1995 and 1994 are included in footnote 18 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.


                      (This space left intentionally blank)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

FINANCIAL CONDITION

     During 1995 total assets increased to $1,251.4 million, an increase of $114.2 million or 10.0% over the $1,137.2 million in 1994. Total assets at the end of 1994 increased $203.5 million or 21.8% over the $933.7 million in 1993. The growth in assets in 1994 was strongly influenced by the acquisition of eight branches of Central Pennsylvania Savings Association (CPSA), Shamokin, Pa on May 6, 1994, providing approximately $125 million in additional assets.

     Total cash and cash equivalents increased $7.1 million or 20.6% in 1995 compared to 1994 versus an increase of $4.4 million or 14.8% in 1994 compared to 1993. The increase in 1995 is due to an increased number of branch locations requiring vault cash, as well as a higher level of interest bearing deposits in banks.

     Net loans and leases increased to $918.7 million during 1995, an increase of $107.4 million or 13.2% compared to 1994. Net loans increased $91.4 million in 1994 or 12.7% compared to 1993. Loan growth in 1995 was primarily the result of favorable local economic conditions and the investment of deposits from new branch locations. Loans originated for immediate resale during 1995 amounted to $11.5 million. For 1995 the Company's credit quality is reflected by the ratio of net charge-offs to average loans of .24%, and the level of non-performing loans to total loans of 0.96%. The Company has no significant exposure to energy and agricultural-related loans. Non-performing loans in 1994 were 1.38% of total loans.

     Investments, which are the Company's secondary use of funds, increased $2.8 million or 1.2% to $240.9 million in 1995. In 1994, the investment portfolio reflected an increase of $93.6 million or 64.8% compared to 1993. The 1994 increase was primarily in U.S. Government securities and tax advantaged municipal securities, and was due primarily to the investment of deposits acquired from CPSA. At year end 1995, the FASB has provided a one-time window of opportunity for reclassifying investments accounted for under Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, the Company has designated its entire investment portfolio as available for sale. Future changes in the market value of these securities will be accounted for, net of tax, as an adjustment to shareholders' equity. The Company may elect to designate new purchases of investment securities as held to maturity in the future, however. Proceeds from the sale of investment securities in 1995 were $6.9 million, on which a gain of $388,000 was recognized.

     As the primary source of funds, aggregate deposits of $914.9 million increased $50.3 million or 5.8% compared to 1994. Deposits of $864.6 million increased $116.4 million in 1994 or 15.6% compared to 1993. Deposit liabilities assumed in the CPSA transaction in 1994 amounted to $125.0 million. In addition to deposits, growth in earning assets has been funded somewhat through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term borrowings. In aggregate, these funds totaled $214.5 million at the end of 1995, a $38.5 million or 21.9% increase compared to 1994. The 1994 amount of borrowings and purchased funds of $176.0 million represented an increase of $82.1 million or 87.4% compared to 1993. The Company used long-term fixed rate borrowings in 1995 primarily to fund long-term mortgage assets and investment securities.

     Shareholders' equity increased by $21.7 million or 25.6% in 1995 to $106.6 million. This increase was due primarily to net unrealized gains on investment securities available for sale, the retention of earnings, and reinvestment of cash dividends under the Company's dividend reinvestment plan. Cash dividends paid in 1995 increased $919,000 or 17.2% compared to the cash dividends paid in 1994 and increased $939,000 or 21.3% compared to cash dividends paid in 1993. Earnings retained in 1995 were 59.3% compared to 63.5% in 1994.

RESULTS OF OPERATIONS

     Net income for 1995 of $15.4 million was 5.0% more than the $14.6 million reported in 1994. The 1994 amount was 10.1% more than the $13.3 million in 1993. On a per share basis, net income was $2.04, $1.95 and $1.78 for 1995, 1994 and 1993, respectively. There was no material effect on the Company's results of operations for 1994 relating to the acquisition of eight branches of CPSA, on May 6, 1994.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income decreased $227,000 or 0.4% to $55.2 million in 1995 from the 1994 amount of $55.4 million. The decrease was due primarily to a significant increase in the cost of interest bearing liabilities that was only partially offset by a higher yield on total interest earning assets. Interest rate risk is a major concern in forecasting the earnings potential. In 1995, the Company's prime rate was 8.50% through January 31, 1995. From February 1, 1995 through July 6, 1995, the prime rate was 9.00%. From July 7, 1995 to December 20, 1995, the prime rate was 8.75%. On December 21, 1995 the prime rate was 8.50% through year end. In 1994, the Company's prime rate was 6.0% through March 23, 1994. From March 24 to April 18, 1994, the prime rate was 6.25%. From April 19 to May 17, 1994, the prime rate was 6.75%. From May 18 to August 15, 1994, the prime rate was 7.25%. From August 16 to November 14, 1994, the prime rate was 7.75%. On November 15, 1994, the prime rate changed to 8.50%. Net interest income in 1994 increased $8.0 million or 16.8% to $55.4 million from 1993 due primarily to an increase in average loans outstanding and the investment portfolio. Interest expense during 1995 increased $15.0 million or 52.0% compared to the prior year due to higher interest rates on deposits and short-term borrowings. Interest expense during 1994 increased $5.0 million or 21.0% compared to 1993. Despite the current decreasing rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses remained the same at $3,200,000 for both 1995 and 1994. The 1994 provision decreased $1,945,000 compared to 1993. The allowance for loan and lease losses of $20.4 million in 1995 and $19.3 million in 1994 as a percentage of gross loans was 2.2% and 2.3% in 1995 and 1994, respectively. Net loan charge-offs of $2,144,000, $1,799,000 and $1,944,000 during 1995, 1994 and 1993, respectively, continue to be comparable with those of the Company's peers.

     The increase in other income in 1995 compared to 1994 was $2.2 million or 40.7% and was due to a gain on the sale of securities and mortgages of $388,000 versus a loss on same of $445,000 in 1994, increased other service charges and fees of $637,000, increased trust income of $389,000, increased service charges on deposit accounts of $188,000, and increased equity in undistributed net earnings of affiliates of $152,000. The increase in other income in 1994 compared to 1993 was $478,000 or 9.7% and was due to increased service charges on deposit accounts of $485,000, increased other service charges and fees of $363,000, and increased trust department income of $172,000. These increases were partially offset by losses on the sale of mortgages of $319,000 and a decrease in income recognized from affiliates of $24,000. Sales of investment securities in 1995 and 1994 totaled $6.9 million and $1.6 million, respectively. "Total other expenses" increased $628,000 or 1.7% in 1995 when compared to 1994. By category, the Company's "salaries, wages and employee benefits" increased $1,231,000; "net premises and equipment" increased $458,000; "FDIC assessment" decreased $86,000; and "other operating" expenses decreased $975,000. "Total other expenses" increased $8,285,000 or 28.9% in 1994 when compared to 1993. By category, the Company's "salaries, wages and employee benefits" increased $4,689,000; "net premises and equipment" increased $2,095,000; "other operating expenses" increased $1,226,000; and the "FDIC assessment" increased $275,000. The primary reasons for increased expenses in 1994 include both one-time and ongoing costs associated with the purchase of eight branches from CPSA and the opening of a trust subsidiary, Investors Trust Company, located in Wyomissing, Berks County. For 1995, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income. In 1994, the category "Stationery and Supplies" included in other operating expenses of $930,000 exceeded one percent of the aggregate of total interest income and other income.

     Income before income taxes and the cumulative effect of a change in accounting for income taxes increased by $1,344,000 or 6.5% compared to 1994 when income increased by $2,116,000 or 11.4% compared to 1993. The increase in income taxes is due to the higher pre-tax income levels. The Company adopted, effective January 1, 1993, SFAS 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from a previously adopted liability method to the liability method of accounting for income taxes as specified by SFAS 109 increased net earnings for 1993 by $500,000, or $.07 per share, the cumulative effect of the change in accounting related to prior years to 1993 which were not restated.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $94.9 million during 1995. Long-term liquidity and funding needs decreased in 1995 resulting in a reduction of long-term borrowings in the amount of $6.2 million from the Federal Home Loan Bank. For cash flow information regarding liquidity, please refer to the Company's Consolidated Statement of Cash Flows included herein.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at December 31, 1995:

                                                                   Repricing Periods (1)
                                                                        One Year
                                                      Within             Through            Over
                                                     One Year          Five Years        Five Years
Assets                                                               (In thousands)
 Interest bearing deposits
  at banks                                            $  2,014         $   --            $   --
 Investment securities                                  65,167           65,721           110,014
 Loans and leases                                      399,526          384,395           134,778
 Other assets                                            5,288             --              84,475
                                                      --------         --------          --------
                                                       471,995          450,116           329,267
                                                      --------         --------          --------
Liabilities and equity
 Non-interest
   bearing deposits                                    134,968             --                --
 Interest bearing deposits                             317,205          226,199           236,518
 Borrowed funds                                        198,399            3,610            12,500
 Other liabilities                                        --               --              15,364
 Hedging instruments                                    80,000          (80,000)             --
 Shareholders' equity                                     --               --             106,615
                                                      --------         --------          --------
                                                       730,572          149,809           370,997
                                                      --------         --------          --------

Interest sensitivity gap                              (258,577)         300,307           (41,730)
                                                      --------         --------          --------

Cumulative interest rate
   sensitivity gap                                   ($258,577)         $41,730          $   --
                                                     =========         ========          ========

(1) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling interest rate environment and would decrease in a rising interest rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval of within one year, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

     The Company anticipates that short-term interest rate levels may fall in 1996. Given this assumption, the Company's asset/liability strategy for 1996 is to remain in a negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year so that the impact of a falling rate environment will not have a negative impact on net interest income and will not be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                                      1995     1994     1993
CAPITAL LEVELS
  Tier 1 leverage ratio                               7.59%    7.35%    8.80%
  Tier 1 risk-based ratio                            10.97    10.85    11.76
Total risk-based ratio                               12.23    12.11    13.03

CAPITAL PERFORMANCE
  Return on average assets                            1.30     1.41     1.60
  Return on average equity                           16.30    17.30    17.40
  Earnings retained                                  59.30    63.50    66.90
  Internal capital growth                            25.60     3.20    16.30

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1995, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

     The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Company.

     In February 1994, the Company's Board of Directors approved the repurchase of up to 200,000 shares of its Common Stock in open market or negotiated transactions. At December 31, 1995, a total of 177,140 shares have been repurchased at an aggregate cost of $5,382,000.

FUTURE OUTLOOK

     Due to several major bank mergers taking place in southeastern Pennsylvania, the Company anticipates a volatile banking market in 1996 in both the consumer and corporate sector of its marketplace. In 1996, the Company will initiate Private Banking to handle the financial and investment needs of the professional market, introduce its debit card, open approximately six new supermarket branches, and install several new remote ATMs. These new initiatives will not start contributing to profits until 1997 and beyond so that 1996 earnings may be somewhat negatively impacted by the initial costs of these new operations.

     Beginning January 1, 1996 the FDIC reduced the insurance premiums that financial institutions pay on commercial bank deposits to zero from the previous rate of $.04 per hundred in effect since May 1, 1995. The Company must continue to pay $.23 per hundred on approximately $225 million of deposits at branches acquired from Sellersville Savings and Loan Association and CPSA. In order for the rate on these deposits to also be lowered, there is a chance that in 1996 the Company will have to pay a onetime assessment of between $1 million and $2 million to help recapitalize the Savings Association Insurance Fund (SAIF) segment of the FDIC. At the time of this report, this issue is part of the unresolved federal budget debate occurring in Washington, DC.

     The Company cannot predict if the pending legislation will be enacted as presently proposed, but expects that any legislation recapitalizing SAIF will likely impose additional deposit insurance costs on the Company attributable to its acquired SAIF-insured deposits. These costs may have a material adverse effect on the Company's earnings when incurred.


                      (This space left intentionally blank)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

  (Dollars in thousands)                                                December 31,
ASSETS                                                          1995              1994
Cash and due from banks                                      $    39,195      $    33,195
Interest bearing deposits in banks                                 2,014              964
    Total cash and cash equivalents                               41,209           34,159
Securities held to maturity
  (approximate market value of $97,459 at 1994)                     --             99,229
Securities available for sale at market value                    240,902          138,873
                                                             -----------      -----------
    Total investment securities                                  240,902          238,102
Loans and leases, less allowance for loan and lease
  losses of $20,36 and $19,310 at 1995 and 1994,
  respectively                                                   918,699          811,302
Premises and equipment                                            19,926           17,770
Accrued interest receivable                                        8,867            8,001
Investments at equity                                              4,827            4,677
Other assets                                                      16,948           23,163
                                                             -----------      -----------
    Total assets                                             $ 1,251,378      $ 1,137,174
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Non-interest bearing                                       $   134,968      $   121,273
  Interest-bearing
    (Includes certificates of deposit in excess of $100:
    1995 -$89,881; 1994 -$65,630)                                779,922          743,367
                                                             -----------      -----------
    Total deposits                                               914,890          864,640
Securities sold under repurchase agreements and
  federal funds purchased                                        138,550           50,274
Short-term borrowings                                              4,370           47,967
Long-term borrowings                                              71,589           77,777
Accrued interest and other liabilities                            15,364           11,645
                                                             -----------      -----------
    Total liabilities                                          1,144,763        1,052,303
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                        --               --
  Common stock, par value $2.50 per share;
    authorized 20,000,000 shares, issued and
    outstanding 1995 -7,594,474; 1994 -
    7,495,080, net of shares in Treasury:
    1995 - 47,939; 1994 - 98,779                                  19,106           18,083
  Additional paid-in capital                                      57,501           57,263
  Valuation adjustment for securities available
   for sale, net of tax                                            6,579           (4,011)
  Retained earnings                                               24,646           16,598
  Treasury stock at cost                                          (1,217)          (3,062)
                                                             -----------      -----------
    Total shareholders' equity                                   106,615           84,871
                                                             -----------      -----------
    Total liabilities and shareholders'equity                $ 1,251,378      $ 1,137,174
                                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

  (Dollars in thousands, except per shara data)                 Year Ended December 31,
                                                              1995         1994          1993
  INTEREST INCOME
Loans and leases, including fees                            $ 82,776     $ 70,133      $ 60,181
Investment securities
  Taxable                                                     13,735       11,766        10,129
  Tax-exempt                                                   2,319        2,256           671
Federal funds sold and securities
  purchased under reverse repurchase agreements                  114           27           133
Deposits in banks                                                 76           77           158
                                                            --------     --------      --------
    Total interest income                                     99,020       84,259        71,272
                                                            --------     --------      --------

INTEREST EXPENSE
Deposits                                                      32,739       22,825        20,051
Securities sold under repurchase agreements
   and federal funds purchased                                 5,613        2,347           427
Short-term borrowings                                          1,078          369           124
Long-term borrowings                                           4,406        3,307         3,237
                                                            --------     --------      --------
    Total interest expense                                    43,836       28,848        23,839
                                                            --------     --------      --------
    Net interest income                                       55,184       55,411        47,433
Provision for loan and lease losses                            3,200        3,200         5,145
                                                            --------     --------      --------
    Net interest income after provision
      for loan and lease losses                               51,984       52,211        42,288
                                                            --------     --------      --------

OTHER INCOME
Trust income                                                   1,811        1,422         1,250
Service charges on deposit accounts                            2,748        2,560         2,075
Other service charges and fees                                 2,360        1,723         1,360
Net gains (losses) on sale of mortgages                          388         (445)           73
Equity in undistributed net earnings of affiliates               301          149           173
                                                            --------     --------      --------
    Total other income                                         7,608        5,409         4,931
                                                            --------     --------      --------

OTHER EXPENSES
Salaries, wages and employee benefits                         20,215       18,984        14,295
Net premises and equipment                                     6,045        5,587         3,492
FDIC assessment                                                1,633        1,719         1,444
Other operating                                                9,649       10,624         9,398
                                                            --------     --------      --------
    Total other expenses                                      37,542       36,914        28,629
                                                            --------     --------      --------
    Income before income taxes and cumulative
      effect of change in accounting for income taxes         22,050       20,706        18,590
Applicable income tax expense                                  6,668        6,057         5,782
                                                            --------     --------      --------
    Income before cumulative effect of
      change in accounting for income taxes                   15,382       14,649        12,808
Cumulative effect on prior years (to January 1, 1993)
   of change in accounting for income taxes                     --           --             500
                                                            --------     --------      --------
     Net income                                             $ 15,382     $ 14,649      $ 13,308
                                                            ========     ========      ========

PER SHARE OF COMMON STOCK
   Income before cumulative effect of change in
     accounting for income taxes                            $   2.04     $   1.95      $   1.71
  Cumulative effect on prior years (to January 1, 1993)
     of change in accounting for income taxes                   --           --        $   0.07
  Net income                                                $   2.04     $   1.95      $   1.78
  Dividends paid in cash                                    $   0.83     $   0.71      $   0.59


        The accompanying notes are an integral part of these statements.

Consolidated Statement of Changes in Shareholders' Equity

                                                                                            Net
                                                                                        Unrealized
  (Dollars in thousands)                                                              Gain (Loss) on
                                                                         Additional     Securities
                                                  Common Stock            Paid-in        Available      Retained      Treasury
                                              Shares       Par Value      Capital        for Sale       Earnings        Stock
Balance at January 1, 1993                  6,286,372     $   15,741    $   38,666     ($     114)    $   16,617     ($     210)
  Net income                                     --             --            --             --           13,308           --
  7% stock dividend                           444,533          1,111        15,781           --          (16,892)          --
  Cash dividends declared                        --             --            --             --           (4,632)          --
  Shares issued under dividend
    reinvestment plan                          46,345            116         1,447           --             --             --
  Increase in carrying value of
    marketable equity securities                 --             --            --              114           --             --
  Shares issued under stock option plan        67,269            168           828           --             --             --
  Effect of treasury stock transactions        10,000           --             (37)          --             --              210
                                            ---------     ----------    ----------     ----------     ----------     ----------
Balance at December 31, 1993                6,854,519         17,136        56,685           --            8,401           --
  Net income                                     --             --            --             --           14,649           --
  5% stock dividend                           337,613            844          --             --             (844)          --
  Cash dividends declared                        --             --            --             --           (5,608)          --
  Shares issued under dividend
    reinvestment plan                          13,262             33           481           --             --             --
  Net unrealized loss on securities
    available for sale, net of taxes             --             --            --           (4,011)          --             --
  Shares issued under stock option plan        28,732             70           375           --             --             --
  Effect of treasury stock transactions       (98,779)          --            (278)          --             --           (3,062)
                                            ---------     ----------    ----------     ----------     ----------     ----------
Balance at December 31, 1994                7,135,347         18,083        57,263         (4,011)        16,598         (3,062)
  Net income                                     --             --            --             --           15,382           --
  5% stock dividend                           359,733            899          --             --             (899)          --
  Cash dividends declared                        --             --            --             --           (6,435)          --
  Change in unrealized gain (loss) on
    securities available for sale,
    net of taxes                                 --             --            --           10,590           --             --
  Shares issued under stock option plan        48,554            124           775           --             --             --
  Effect of treasury stock transactions        50,840           --            (537)          --             --            1,845
                                            ---------     ----------    ----------     ----------     ----------     ----------
Balance at December 31, 1995                7,594,474     $   19,106    $   57,501     $    6,579     $   24,646     ($   1,217)
                                            =========     ==========    ==========     ==========     ==========     ==========


        The accompanying notes are an integral part of these statements.



                      (This space intentionally left blank)

Consolidated Statements of Cash Flows

          (Dollars in thousands)                                      Year Ended December 31,
                                                                 1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  15,382     $  14,649     $  13,308
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                           3,200         3,200         5,145
    Depreciation and amortization                                 3,032         2,399         1,173
    Deferred income tax benefit                                    (371)       (1,047)         (996)
    Amortization of security discounts                              512           578           529
    Amortization of security premiums                              (589)         (543)         (200)
    Investment securities and mortgage (gains) losses, net         (388)          445           (73)
    Mortgage loans originated for resale                        (11,460)      (18,984)      (27,262)
    Sale of mortgage loans originated for resale                 11,460        18,984        27,262
    Changes in assets and liabilities, net of effects
      from business acquired:
      Increase in accrued interest receivable                      (866)       (1,651)         (112)
      Increase (decrease) in interest payable                     3,331           490          (114)
      Net (increase) decrease in other assets                     4,542        (5,335)        3,161
      Net increase (decrease) in other liabilities                  216         1,527        (4,859)
                                                              ---------     ---------     ---------
        Net cash provided by operating activities                28,001        14,712        16,962
                                                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash equivalents received in excess
    of payments for business acquired                              --            --           6,079
  Proceeds from sales of investment securities
    available for sale                                            6,853         1,635          --
  Proceeds from maturities of investment securities
    held to maturity                                             13,699         3,971        36,221
  Proceeds from maturities of investment securities
    available for sale                                            4,014        21,806          --
  Purchase of investment securities - available for sale        (14,905)     (126,923)      (36,266)
  Proceeds from sale of loans                                      --            --           8,737
  Net increase in loans                                        (110,737)      (94,646)      (98,812)
  Purchases of premises and equipment                            (4,560)       (6,946)       (4,653)
                                                              ---------     ---------     ---------
        Net cash used in investing activities                  (105,636)     (201,103)      (88,694)
                                                              ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in interest and non-interest
    bearing demand deposits and savings accounts                (27,750)       16,786        84,746
  Net increase (decrease) in certificates of deposit             78,000        99,625       (35,995)
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased         88,276        20,034        16,505
  Net increase (decrease) in short-term borrowings              (43,597)       35,375         6,940
  Net increase (decrease) in long-term borrowings                (6,188)       26,688         9,979
  Issuance of common stock under dividend
    reinvestment and stock option plans                             899           959         2,559
  Effect of Treasury stock transactions                           1,308        (3,340)          173
  Cash dividends                                                 (6,263)       (5,344)       (4,405)
                                                              ---------     ---------     ---------
        Net cash provided by financing activities                84,685       190,783        80,502
                                                              ---------     ---------     ---------

Net increase in cash and cash equivalents                         7,050         4,392         8,770

Cash and cash equivalents at beginning of year                   34,159        29,767        20,997
                                                              ---------     ---------     ---------

Cash and cash equivalents at end of year                      $  41,209     $  34,159     $  29,767
                                                              =========     =========     =========

        The accompanying notes are an integral part of these statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting policies followed by National Penn Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, National Penn Bank (the "Bank"), Investors Trust Company ("ITC"), National Penn Investment Company and National Penn Life Insurance Company, conform with generally accepted accounting principles and with general practice within the banking industry.

          The Company, primarily through its Bank subsidiary, has been serving residents and businesses of southeastern Pennsylvania since 1874. The Bank, which has in excess of 40 branch locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits. Trust services are provided through ITC. The Bank and ITC encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies.

          The Company, the Bank, and ITC are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

     PRINCIPLES OF CONSOLIDATION

          The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. Investments owned between 20% and 50% are accounted for using the equity method.

          All material inter-company balances have been eliminated.

     INVESTMENT SECURITIES

          Investments in securities are classified in one of two categories: held to maturity and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

      LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

          Loans and leases are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan and lease losses. Interest on loans is calculated based upon the principal amount outstanding. The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible, based on evaluations of the collectibility of loans and leases and prior loan and lease loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is stopped on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

          The Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS 114 excludes such homogeneous loans as consumer and mortgages. The adoption of SFAS 114 on January 1, 1995 did not have a material impact on the Company's financial consolidated condition or results of operations.

     PREMISES AND EQUIPMENT

          Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

          The FASB issued a new standard, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company is required to adopt this new standard for its year ended December 31, 1996.

     PENSION PLAN

          Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs annually.

     INCOME TAXES

          Under the liability method of accounting for income taxes specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, and securities available for sale.

          The change from a previously adopted liability method to the liability method, specified by SFAS 109, of accounting for income taxes increased net earnings for 1993 by $500,000, or $.07 per share, by the cumulative effect of the change in accounting related to years prior to 1993 which were not restated.

     STATEMENTS OF CASH FLOWS

          The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                    Year Ended December 31
                                1995       1994       1993
               Interest...    $40,505    $28,358    $23,953
                              =======    =======    =======
               Taxes .....    $ 7,286    $ 7,244    $ 8,226
                              =======    =======    =======

          Non-cash transfers of investment securities from held to maturity to available for sale amounted to $85,718,000 amortized cost and $87,708,000 fair value.

     LOAN FEES AND RELATED COSTS

          The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

     FINANCIAL INSTRUMENTS

          SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

     EARNINGS PER SHARE

          Earnings per share are calculated on the basis of the weighted average number of shares outstanding of 7,547,382, 7,525,100 and 7,480,740 for the years ended December 31, 1995, 1994 and 1993, respectively, after giving retroactive effect to 5% stock dividends paid on October 31, 1995 and October 31, 1994, and to a 7% stock dividend paid on October 25, 1993. All per share data included in these financial statements has been restated for the stock dividends.

2.   INVESTMENT SECURITIES

          The Company classifies debt and marketable equity securities in two categories: securities available for sale and securities held to maturity. Securities available for sale are measured at fair value, with net unrealized gains and losses reported, net of tax, as a component in equity. Securities held to maturity are carried at amortized cost.

          The amortized cost, unrealized gains and losses and fair values of the company's securities available for sale and securities held to maturity at December 31, 1995 and 1994 are summarized as follows (in thouands):

                                                                           December 31, 1995
                                                               Gross         Gross      Estimated
                                                             Amortized    Unrealized    Unrealized    Market
                                                                Cost         Gains        Losses       Value
          Securities available for sale
               U.S. Treasury and U.S. Government agencies     $102,357     $  5,522     $     20     $107,859
               State and municipal bonds                        45,712        1,180           56       46,836
               Other bonds                                       2,727           28            4        2,751
               Mortgage-backed securities                       63,316        1,827          114       65,029
               Marketable equity securities and other           16,667        1,760         --         18,427
                                                              --------     --------     --------     --------
               Totals                                         $230,779     $ 10,317     $    194     $240,902
                                                              ========     ========     ========     ========

                                                                           December 31, 1994
                                                               Gross         Gross      Estimated
                                                             Amortized    Unrealized    Unrealized    Market
                                                                Cost         Gains        Losses       Value
          Securities available for sale
               U.S. Treasury and U.S. Government agencies     $ 39,055     $     --     $  1,575     $ 37,480
               State and municipal bonds                        45,694           11        3,787       41,918
               Other bonds                                       2,144            6           46        2,104
               Mortgage-backed securities                       42,527          103        1,884       40,746
               Marketable equity securities and other           15,823          802         --         16,625
                                                              --------     --------     --------     --------
               Totals                                         $145,243     $    922     $  7,292     $138,873
                                                              ========     ========     ========     ========
          Securities held to maturity
               U.S. Treasury and U.S. Government agencies     $ 76,607     $    790     $  2,057     $ 75,340
               State and municipal bonds                         7,388           80          324        7,144
               Other bonds                                       1,018         --             16        1,002
               Mortgage-backed securities                       14,216          195          438       13,973
                                                              --------     --------     --------     --------
               Totals                                         $ 99,229     $  1,065     $  2,835     $ 97,459
                                                              ========     ========     ========     ========

          On November 15, 1995, the FASB issued a special report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allows enterprises to reassess the appropriateness of the classification of all securities held. A one-time reassessment can be made on one day between November 15, 1995 and December 31, 1995. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to ho other debt and equity securities to maturity in the future.

          Based on this special report, on December 29, 1995, the Company reclassified certain securities from the held-to-maturity category to the available-for-sale category. The transfer was made at fair value and resulted in an estimated net unrealized gain of $10,123,000 and an increase in retained earnings of $6,579,000 based on current market values.

          The following table lists the maturities of securities held at December 31, 1995 classified as securities available for sale at market value and securities held to maturity. Expected maturities will differ from contractu maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized        Market
                                             Cost          Value
Due in one year or less                    $20,435        $20,667
Due after one year through five years       21,007         22,110
Due after five years                       109,354        114,669
                                          --------       --------
                                           150,796        157,446
Mortgage-backed securities                  63,316         65,029
Marketable equity securities and other      16,667         18,427
                                          --------       --------
                                          $230,779       $240,902
                                          ========       ========

          Proceeds from the sales of investments in debt securities during 1995, 1994 and 1993 were $6,853,000, $1,635,000 and $0, respectively. Gross gains and losses realized on those sales in 1995, 1994 and 1993 were not material.

          As of December 31, 1995 and 1994, investment securities with a book value of $78,559,000 and $74,260,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 1995 and 1994, the Company did not have any marketable equity securities of any one issuer where the book value exceeded 10% of shareholders' equity.

3.   LOANS AND LEASES

          Major classifications of loans and leases are as follows (in thousands):

                                                                     December 31,
                                                                 1995            1994
          Commercial and industrial loans                     $  99,765       $  79,726
          Loans for purchasing and carrying securities              478             778
          Loans to financial institutions                           589             821
          Real estate loans:
            Construction and land development                    42,978          31,760
            Residential                                         526,577         472,227
            Other                                               256,956         228,911
          Loans to individuals                                   11,727          16,400
                                                              ---------       ---------
                                                                939,070         830,623
          Unearned income                                            (5)            (11)
                                                              ---------       ---------
          Total loans and leases, net of unearned income        939,065         830,612
          Allowance for loan and lease losses                   (20,366)        (19,310)
                                                              ---------       ---------
              Total loans and leases, net                     $ 918,699       $ 811,302
                                                              =========       =========


          Loans and leases on which the accrual of interest has been discontinued or reduced amounted to approximately $7,257,000 and $9,328,000 at December 31, 1995 and 1994, respectively. If interest on these loans had been accrued, such income would have approximated $305,000 and $486,000 for 1995 and 1994, respectively. Loan balances past due 90 days or more which are not on a non-accrual status, but which management expects will eventually be paid in full, amounted to $1,764,000 and $2,114,000 at December 31, 1995 and 1994, respectively.

          The balance of impaired loans was $5,380,000 at December 31, 1995. The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $5,380,000 of non-accrual loans. The allowance for loan loss associated with the $5,380,000 of impaired loans was $931,000 at December 31, 1995. The average impaired loan balance was $7,368,000 in 1995 and the income recognized on impaired loans during 1995 was $528,000. The Bank's policy for interest income recognition on impaired loans is to recognize income under the accrual method. The Bank recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize them.

          Changes in the allowance for loan and lease losses were as follows (in thousands):

                                                   1995            1994           1993
          Balance, beginning of year             $ 19,310       $ 17,909       $ 12,448
          Reserves of acquired banks                 --             --            2,260
            Provision charged to operations         3,200          3,200          5,145
            Loans and leases charged off           (3,509)        (3,002)        (3,412)
            Recoveries                              1,365          1,203          1,468
                                                 --------       --------       --------
          Balance, end of year                   $ 20,366       $ 19,310       $ 17,909
                                                 ========       ========       ========

          The FASB issued a new standard, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65," which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company will be required to adopt this standard for its year ended December 31, 1996.

4. PREMISES AND EQUIPMENT

          Major classifications of premises and equipment are summarized as follows (in thousnads):

                                                          Estimated             December 31,
                                                         Useful Life       1995           1994
          Land                                                          $  2,260       $  2,171
          Buildings                                      5 to 40 years    14,429         13,361
          Equipment                                      3 to 10 years    13,118         10,345
          Leasehold improvements                         2 to 40 years     1,705          1,075
                                                                         -------         ------
                                                                          31,512         26,952
          Accumulated depreciation and amortization                      (11,586)        (9,182)
                                                                         -------         ------
                                                                        $ 19,926       $ 17,770
                                                                        ========       ========

          Depreciation and amortization expense amounted to $2,404,000, $1,821,000 and $1,173,000 for the years ended December 31, 1995, 1994 and
     1993, respectively.


5.   SHORT-TERM BORROWINGS

          Federal funds purchased and securities sold under agreements to repurchase generally mature within thirty days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are as follows (in thousands):

                                                                Year Ended December 31,
                                                             1995           1994            1993
          Securities sold under repurchase agreements
             and federal funds purchased
             Balance at year end                           $138,550       $ 50,274       $ 30,240
             Average during the year                         89,509         55,569         17,204
             Maximum month-end balance                      138,550         89,089         30,240
             Weighted average rate during the year             5.93%          4.55%          2.48%
             Rate at December 31                               5.56%          5.28%          2.86%



          Short-term borrowings
             Balance at year end                           $  4,370       $ 47,967       $ 12,592
             Average during the year                         18,810          5,338          4,446
             Maximum month-end balance                       10,286         47,967         12,592
             Weighted average rate during the year             7.36%          3.47%          2.81%
             Rate at December 31                               5.35%          6.58%          2.71%


          The weighted average rates paid in aggregate on these borrowed funds for 1995, 1994 and 1993 were 6.18%, 4.46%, and 2.55%, respectively.

6.   LONG-TERM BORROWINGS

          At December 31, 1995, advances from the Federal Home Loan Bank totaling $71,589,000 will mature within one to seven years and are reported as long-term borrowings. These advances had a weighted average interest rate of 6.14%. Principal payments ranging from $631,000 to $45,479,000 are due in years one through five.


                     (This space intentionally left blank.)

7.   PENSION AND CAPITAL ACCUMULATION PLANS

          The Company has a non-contributory defined benefit pension plan covering substantially all employees. The Company sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last ten years of employement. The Company's policy is to fund pension costs allowable for income tax purposes.

          The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                          December 31,
          Actuarial present value of benefit obligations:                              1995           1994
             Accumulated benefit obligation, including vested benefits of
               $4,084,000 and $3,054,000 at 1995 and 1994, respectively              ($4,251)      ($3,144)

             Projected benefit obligation for service rendered to date               ($6,461)      ($4,912)
          Plan assets at fair value                                                    5,796         4,898
                                                                                     -------       -------
          Plan assets below projected benefit obligation                                (665)          (14)
          Unrecognized net (gain) loss from past experience different from that
             assumed and effects of changes in assumptions                               184          (551)
          Unrecognized net obligation at January 1, 1987 being recognized
             over 17 years                                                               872           981
          Unrecognized prior service costs                                              (424)         (466)
                                                                                     -------       -------
          Pension liability                                                          ($   33)      ($   50)
                                                                                     =======       =======

                                                                   Year Ended December 31,
Net pension cost included the following components:              1995        1994        1993
          Service cost - benefits earned during the period      $ 332       $ 381       $ 302
          Interest cost on projected benefit obligation           400         358         305
          Actual return on plan assets                           (709)        108        (287)
          Net amortization and deferral                           322        (330)         19
                                                                -----       -----       -----
          Net periodic pension cost                             $ 345       $ 517       $ 339
                                                                =====       =====       =====

          The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively, in 1995, 8.25% and 5.5%, respectively, in 1994; and 6.5% and 4.0%, respectively, in 1993. The expected long-term rate of return on assets was 8.25% for 1995, 8.25% for 1994 and 6.5% for 1993.

          The Company has a capital accumulation and salary reduction plan under
     Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 10% of their annual salary with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $303,000, $285,000 and $208,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                      (This space intentionally left blank)

8.   INCOME TAXES

          The components of the income tax expense included in the consolidated statements of income, are as follows (in thousands):

                                                    Year Ended December 31,
          Income tax expense                     1995          1994          1993
             Current                          $ 7,039       $ 7,104       $ 6,924
             Deferred federal benefit            (371)       (1,047)       (1,142)
                                              -------       -------       -------
             Applicable income tax expense    $ 6,668       $ 6,057       $ 5,782
                                              =======       =======       =======

          The differences between applicable income tax expense and the amount computed by applying the statutory Federal income tax rate of 35% are as follows (in thousands):

                                                                       Year Ended December 31,
                                                                    1995          1994          1993
          Computed tax expense at statutory rate                 $ 7,718       $ 7,247       $ 6,475
               Increase (decrease) in taxes resulting from:
                 Tax-exempt loan and investment income            (1,076)       (1,089)         (563)
                 Stock options exercised                            (196)         (181)         (564)
                 Tax effect of unused temporary differences         --            --             337
                 Other, net                                          222            80            97
                                                                 -------       -------       -------
               Applicable income tax expense                     $ 6,668       $ 6,057       $ 5,782
                                                                 =======       =======       =======

          Deferred tax assets and liabilities at December 31, 1995, 1994 and 1993 consist of the following (in thousands):

                                                  1995         1994         1993
          Deferred tax assets
            Deferred loan fees                 $   896      $ 1,491      $ 1,158
            Loan loss allowance                  7,109        6,369        5,873
            Deferred compensation                  518          439          401
            Loan sales valuation                   120          210          210
            Securities available for sale         --          2,160         --
            Other real estate reserves            --           --            118
                                               -------      -------      -------
                                                 8,643       10,669        7,760
                                               -------      -------      -------
          Deferred tax liability
            Pension                            $    64      $    32      $    61
            Bad debt reserve recapture             529          773        1,018
            Partnership investments                168          142          116
            Acquisition adjustments                 81          103          125
            Mark-to-market accounting               57           86          114
            Securities available for sale        3,543         --           --
            Rehab credit adjustment                 44           44           44
                                               -------      -------      -------
                                                 4,486        1,180        1,478
                                               -------      -------      -------

          Net deferred tax asset               $ 4,157      $ 9,489      $ 6,282
                                               =======      =======      =======

9.   COMMITMENTS AND CONTINGENT LIABILITIES

          Future minimum payments under non-cancellable operating leases are due as follows (in thousands):

              Year ending December 31,              1996              $878
                                                    1997               769
                                                    1998               678
                                                    1999               560
                                                    2000               480
              Remaining terms of the leases                          1,564
                                                                     -----
                                                                    $4,929
                                                                    ======


          The total rental expense was approximately $1,182,000, $939,000, and $541,000 in 1995, 1994 and 1993, respectively.












                      (This space intentionally left blank)

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits, and monitoring procedures.

          Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 1995 and 1994 are as follows (in thousands):

                                                      1995          1994
          Financial instruments whose
            contract amounts represent
            credit risk:
                 Commitments to extend credit      $105,432      $101,031
                 Standby letters of credit            9,048         7,793

           Financial instruments whose
             notional or contract amounts
             exceed the amount of credit risk:
                  Interest rate swap agreements     100,000       100,000

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1995 varies up to 100%; the average amount collateralized is 75%.

          Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 1995, the interest rate swaps had the effect of increasing the Company's net interest income by $1.1 million over what would have been realized had the Company not entered into the swap agreements.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS 107. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

          Changes in assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

          Fair values have been estimated using data that management considered the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1995 were as follows (in thousands):

          Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                      Estimated Fair   Carrying
                                           Value        Amount
                                          At December 31, 1995
          Cash and cash equivalents      $ 41,209      $ 41,209
          Investment securities           240,902       240,902

                                          At December 31, 1994
          Cash and cash equivalents      $ 34,159      $ 34,159
          Investment securities           236,332       238,102

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.


                                   Estimated Fair    Carrying
                                      Value           Amount
                                       At December 31, 1995
          Deposits with stated
            maturities               $459,144      $450,872
          Short-term borrowings       142,920       142,920
          Long-term borrowings         73,478        71,589

                                       At December 31, 1994
          Deposits with stated
            maturities               $372,666      $372,872
          Short-term borrowings        98,241        98,241
          Long-term borrowings         75,785        77,777


          Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $464,018 for 1995 and $491,768 for 1994.

          The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.


                       Estimated Fair  Carrying
                           Value        Amount
                          At December 31, 1995

          Net loans      $953,962      $918,699

                         At December 31, 1994

          Net Loans      $814,056      $811,302

          There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $216,229,000 and $211,380,000 at year end 1995 and 1994, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

          The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS 107.

12.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

          The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

13.  RELATED PARTY TRANSACTIONS

          Certain directors and officers of the Company and the Bank, their immediate families, and the companies with which they are associated, were customers of and have had banking transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $3,893,000 and $4,496,000 at December 31, 1995 and 1994, respectively.
     During 1995, $787,000 of new loans were made, and repayments totaled $1,390,000.



                     (This space intentionally left blank.)

14.  EQUITY TRANSACTIONS

          The Company has an employee stock option plan for certain key employees. A total of 1,277,114 shares of common stock, restated for stock dividends and splits, have been made available for options to be granted through February 24, 1997. The Company also has a non-employee director stock option plan. Under this plan, a total of 157,500 shares of common stock, restated for stock dividends and splits, have been made available for options to be granted through January 3, 2004. Under both plans, the option price per share is equivalent to 100% of the quoted market price on the date the options were granted. These options are exercisable pursuant to vesting schedules, commencing two years and expiring ten years and one month from the date of issue. The number of unoptioned shares available for granting totaled 502,633 at the beginning of the year and 812,785 at the end of the year. At December 31, 1995, 136,882 shares are exercisable.

                                                      1995           1994           1993
          Outstanding, beginning of year             576,649        450,814        382,836
          Effect of stock dividends and splits        33,707         27,944         31,997
          Granted                                    204,900        126,550        113,250
          Exercised                                  (50,118)       (28,659)       (77,269)
          Cancelled or expired                        (5,768)          --             --
                                                ------------   ------------    -----------
          Outstanding, end of year                   759,370        576,649        450,814
                                                ============   ============    ===========
          Option price per share exercised      $12.11-18.42   $12.72-18.70    $9.60-19.99
          Outstanding, end of year              $12.11-35.29   $12.72-36.99   $13.35-38.79


          The Company has authorized 1,000,000 shares of preferred stock with no stated par value. Voting powers, preferences, dividend rights, conversion rights, redemption and liquidation rights, if any, may be determined by the Board of Directors in their sole discretion. There are no shares outstanding at December 31, 1995, however, shares may be issued from time to time as a class without series or either in whole or in part in one or more series if so determined by the Board of Directors.

          The Company has a dividend reinvestment plan available to shareholders who elect to reinvest their dividends in additional shares of the Company's common stock which may be purchased in the open market or from authorized but unissued shares. All purchases to date that have been made from authorized but unissued common shares were at a purchase price equal to the fair market value of such shares. Fair market value, for this purpose, is generally the closing sale price per common share as reported on The Nasdaq Stock Market for the date of the dividend reinvestment.

          The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company has not determined which method it will follow in the future, but anticipates following APB Opinion 25. The Company will be required to adopt the new standard for its year ended December 31, 1996.

15.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

          The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                            CONDENSED BALANCE SHEET

                                                                 December 31
                                                               1995           1994
          Assets
            Cash                                             $     50      $     77
            Investment in Bank subsidiary, at equity           90,993        72,802
            Investment in other subsidiaries, at equity        15,627        11,834
            Other assets                                            6           165
                                                             --------      --------
                                                             $106,676      $ 84,878
                                                             ========      ========
          Liabilities and shareholders' equity
            Liabilities                                      $     61      $      7
            Shareholders' equity                              106,615        84,871
                                                             --------      --------
                                                             $106,676      $ 84,878
                                                             ========      ========

                         CONDENSED STATEMENTS OF INCOME

                                                                 Year Ended December 31,
                                                                      1995             1994            1993
          Income
            Equity in undistributed net earnings of subsidiaries      $  8,849      $  4,691      $  4,844
            Dividends from Bank subsidiary                               6,435         8,691         8,610
            Dividends from other subsidiaries                             --           1,267          --
            Interest and other income                                      278             4            42
                                                                      --------      --------      --------
                                                                        15,562        14,653        13,496
                                                                      --------      --------      --------
          Expenses
            Other operating expenses                                       127             4           267
                                                                      --------      --------      --------
              Income before income taxes                                15,435        14,649        13,229
          Applicable income tax expense (benefit)                           53          --             (79)
                                                                      --------      --------      --------
              Net income                                              $ 15,382      $ 14,649      $ 13,308
                                                                      ========      ========      ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                          1995          1994            1993
          Cash flows from operating activities
            Net income                                                 $ 15,382       $ 14,649       $ 13,308
             Equity in undistributed net earnings of subsidiaries        (8,849)        (4,691)        (4,844)
            Net (increase) decrease in other assets                         159            138             85
            Net increase (decrease) in other liabilities                    (11)           271           (113)
                                                                       --------       --------       --------
              Net cash provided by operating activities                   6,681         10,367          8,436
                                                                       --------       --------       --------
          Cash flows from investing activities
            Additional investment in subsidiaries at equity              (2,480)        (3,699)        (6,297)
                                                                       --------       --------       --------
              Net cash (used in) investing activities                    (2,480)        (3,699)        (6,297)
                                                                       --------       --------       --------
          Cash flows from financing activities
            Proceeds from issuance of stock                                 899            959          2,559
            Effect of Treasury stock transactions                         1,308         (3,340)           173
            Cash dividends                                               (6,435)        (5,344)        (4,405)
                                                                       --------       --------       --------
              Net cash (used in) financing activities                    (4,228)        (7,725)        (1,673)
                                                                       --------       --------       --------
          Increase (decrease) in cash and cash equivalents                  (27)        (1,057)           466
          Cash and cash equivalents at beginning of year                     77          1,134            668
                                                                       --------       --------       --------
          Cash and cash equivalents at end of year                     $     50       $     77       $  1,134
                                                                       ========       ========       ========

16.  REGULATORY RESTRICTIONS

          The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1995 was approximately $7,148,000.

          Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 1996, the Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $14,145,000 plus additional amounts equal to the net earnings of the Bank for the period January 1, 1996 through the date of declaration less dividends previously paid in 1996.

          The Company is required to maintain minimum amounts of Tier 1 and total capital to "risk-weighted" assets and a minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1995, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0% respectively and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have minimum Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company's actual Tier 1 and total capital ratios at December 31, 1995 were 10.97% and 12.23% respectively and the Company's Tier 1 leverage ratio was 7.59%. The Company's management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

17.  SHAREHOLDER RIGHTS PLAN

          The Company adopted a Shareholder Rights Plan (the "Rights Plan) in 1989 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights expire on August 22, 1999.

          After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 19.9% beneficial owner or an "adverse person") will entitle the holders to purchase either the Company's common shares or the common shares of the potential acquirer at a substantially reduced price.

          The Company is generally entitled to redeem the rights at $.001 per right at any time until the tenth business day following a public announcement that a 19.9% position has been acquired. Rights are not redeemable following an "adverse person" determination.

          The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The issuance of rights had no dilative effect, did not affect the Company's reported earnings per share, and was not taxable to the Company or its shareholders.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

(in thousands, except per share data)

                                                                                      Three Months Ended
                              1995                                   Dec. 31       Sept. 30       June 30        March 31
          Interest income                                           $ 25,880       $ 25,436       $ 24,454       $ 23,250
                                                                    ========       ========       ========       ========
          Net interest income                                       $ 14,276       $ 13,899       $ 13,549       $ 13,460
                                                                    ========       ========       ========       ========
          Provision for loan and lease losses                       $    950       $    750       $    750       $    750
                                                                    ========       ========       ========       ========
          Net gains (losses) on sale of securities & mortgages      ($    40)      $    125       $     47       $    256
                                                                    ========       ========       ========       ========
          Income before income taxes                                $  5,766       $  5,579       $  5,134       $  5,571
                                                                    ========       ========       ========       ========
          Net income                                                $  4,012       $  3,895       $  3,558       $  3,917
                                                                    ========       ========       ========       ========
          Net income per share of common stock                      $   0.54       $   0.51       $   0.47       $   0.52
                                                                    ========       ========       ========       ========

                                                                                      Three Months Ended
                              1995                                   Dec. 31       Sept. 30       June 30        March 31
          Interest income                                           $ 22,672       $ 21,677       $ 20,693       $ 19,217
                                                                    ========       ========       ========       ========
          Net interest income                                       $ 14,068       $ 14,137       $ 14,017       $ 13,189
                                                                    ========       ========       ========       ========
          Provision for loan and lease losses                       $    750       $    750       $    950       $    750
                                                                    ========       ========       ========       ========
          Net losses on sale of mortgages                           ($    87)      ($    46)      ($    91)      ($   221)
                                                                    ========       ========       ========       ========
          Income before income taxes                                $  4,866       $  5,328       $  4,907       $  5,605
                                                                    ========       ========       ========       ========
          Net income                                                $  3,683       $  3,709       $  3,454       $  3,803
                                                                    ========       ========       ========       ========
          Net income per share of common stock                      $   0.49       $   0.49       $   0.46       $   0.51
                                                                    ========       ========       ========       ========



                      (This space intentionally left blank)

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information relating to executive officers of the Company is included under Item 4A in Part I hereof. The information required by this item relating to directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 4, 5, and 15 of the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to pages 10 through 12 and page 14 of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference to pages 6, 14, and 15 of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated herein by reference to page 14 of the Proxy Statement.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements.

               The following consolidated financial statements are
                 included in Part II, Item 8 hereof:
                 National Penn Bancshares, Inc., and Subsidiaries.
                   Consolidated Balance Sheets.
                   Consolidated Statements of Income.
                   Consolidated Statement of Changes in Shareholders' Equity. Consolidated Statements of Cash Flows.
                   Notes to Consolidated Financial Statements.

          2.   Financial Statement Schedules.

               Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective financial statements or in the notes thereto.

            3.    Exhibits.


            2.1 Agreement dated June 25, 1993, between National Penn Bancshares, Inc., and Community Financial Bancorp, Inc. (Incorporated by reference to Exhibit 28.1 to the Company's Current Report on 8-K dated June 25, 1993.)

            2.2 Agreement dated December 6, 1993, between National Penn Bancshares, Inc., and Central Pennsylvania Savings Association, F.A. relating to East Central branches. (Incorporated by reference to Exhibit 28.3 to the Company's Current Report on 8-K dated December 1, 1993.)

            2.3 Agreement dated December 6, 1993, between National Penn Bancshares, Inc., and Central Pennsylvania Savings Association, F.A. relating to South Eastern branches. (Incorporated by reference to Exhibit 28.4 to the Company's Current Report on 8-K dated December 1, 1993.)

            3.1 Articles of incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            3.2 Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.1 National Penn Bancshares, Inc., Amended and Restated Dividend Reinvestment Plan.

            10.2 National Penn Bancshares, Inc., Pension Plan. *(Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

            10.3 Amendment No. 1 to National Penn Bancshares, Inc., Pension Plan.* (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

            10.4 National Penn Bancshares, Inc., Capital Accumulation Plan.* (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

            10.5 National Penn Bancshares, Inc., Capital Accumulation Plan Amendment 1995-1.*

            10.6 National Penn Bancshares, Inc., Capital Accumulation Plan Amendment 1996-1.*

            10.7  National Penn Bancshares, Inc., Executive Incentive Plan.*

            10.8 National Penn Bancshares, Inc., Executive Incentive Plan/Schedules.*

            10.9 National Penn Bancshares, Inc., Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22,1995.)

            10.10 Non-Employee Directors' Stock Option Plan.* (Incorporated by
                  reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K in the fiscal year ended December 31, 1994.)

            10.11 Deferred Compensation Plan for Non-Employee Directors.*
                  (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K in the fiscal year ended December 31, 1994.)

            10.12 Executive Supplemental Benefit Agreement dated December 27,
                  1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.13 Amendatory Agreement dated February 23, 1995, between National
                  Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.14 Executive Supplemental Benefit Agreement dated December 27,
                  1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.15 Amendatory Agreement dated February 23, 1995, between National
                  Penn Bank and Wayne R. Weidner.* (Incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.16 Stock Purchase Agreement dated July 25, 1988, between National
                  Penn Bancshares, Inc., and First Capitol Bank. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.17 Stock Purchase Warrant dated November 18, 1988, issued to
                  National Penn Investment Company by First Capitol Bank (14,112 of First Capitol Bank common stock). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.18 Stock Purchase Agreement dated April 20, 1989, between
                  National Penn Bancshares, Inc., and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.19 Stock Purchase Warrant dated July 3, 1989, issued to National
                  Penn Investment Company by Pennsylvania State
                  Bank.(Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.20 Rights Agreement dated August 23, 1989, between National Penn
                  Bancshares, Inc., and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1994.)

            10.21 Assignment and Assumption Agreement dated January 31, 1992, between Sellersville Interim Federal Savings and Loan Association and National Bank of Boyertown. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

            11    Computation of Earnings per Common Share.

            21    Subsidiaries of the Registrant.

            23    Consent of Independent Certified Public Accountants.

            27    Financial Data Schedule.

____________
*     Denotes a compensatory plan or arrangement.


      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Registrant during the last quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL PENN BANCSHARES, INC.
                                        Registrant)



March 27, 1996                          By
                                           Lawrence T. Jilk, Jr.
                                           President and
                                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signatures                     Title


                                   Director                       March 27, 1996
John H. Body

                                   Director                       March 27, 1996
J. Ralph Borneman, Jr.

                                   Director                       March 27, 1996
John A. Cenerazzo

                                   Director                       March 27, 1996
John J. Dau

                                   Director, President, and       March 27, 1996
Lawrence T. Jilk, Jr.              Chief Executive Officer
                                   (Principal Executive
                                   Officer)

                                   Director                       March 27, 1996
Patricia L. Langiotti

                                   Director                       March 27, 1996
Kenneth A. Longacre

                                   Director                       March 27, 1996
Randall J. Nester

     Signatures                     Title

                                   Director                       March 27, 1996
C. Robert Roth

                                   Director                       March 27, 1996
Harold C. Wegman, D.D.S.

                                   Director and Executive         March 27, 1996
Wayne R. Weidner                   Vice President

                                   Treasurer (Principal           March 27, 1996
Gary L. Rhoads                     Financial and Accounting
                                   Officer)