Form 10-Q
period 1996-03-31
NATIONAL PENN BANCSHARES INC
filed 1996-05-14
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1996

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from:________________ to ________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__      No___.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at May 10, 1996

Common Stock ($2.50 par value)                    (No.) 7,605,633 Shares



                               Page 1 of 15 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                           Page

         Item 1.    Financial Statements ..............................     3

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .....     7

Part II - Other Information.

         Item 1.    Legal Proceedings .................................    13

         Item 2.    Changes in Securities .............................    13

         Item 3.    Defaults Upon Senior Securities ...................    13

         Item 4.    Submission of Matters to a Vote of
                    Security Holders ..................................    13

         Item 5.    Other Information .................................    13

         Item 6.    Exhibits and Reports on Form 8-K ..................    14

Signatures ............................................................    15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                        March 31           Dec. 31
 (Dollars in thousands, except per share data)                                1996               1995
                                                                           (Unaudited)          (Note)
ASSETS
Cash and due from banks                                                      $28,479           $39,195
Interest bearing deposits in banks                                             1,194             2,014
Federal funds sold                                                            30,000               ---
                                                                          ----------        ----------
    Total cash and cash equivalents                                           59,673            41,209
Securities available for sale at market value                                239,063           240,902
Loans, net of unearned discount                                              948,131           939,065
  Less allowance for possible loan losses                                    (20,723)          (20,366)
                                                                          ----------        ----------
    Net loans                                                                927,408           918,699
Other assets                                                                  53,597            50,568
                                                                          ----------        ----------
    Total Assets                                                          $1,279,741        $1,251,378
                                                                          ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                               $127,230          $134,968
Interest bearing deposits
  (Includes certificates of deposit in excess of $100:
  1996 - $93,494; 1995- $89,881)                                             810,579           779,922
                                                                          ----------        ----------
    Total deposits                                                           937,809           914,890
Securities sold under repurchase agreements
  and federal funds purchased                                                154,142           138,550
Short-term borrowings                                                          5,903             4,370
Long-term obligations                                                         56,589            71,589
Accrued interest and other liabilities                                        18,487            15,364
                                                                          ----------        ----------
    Total Liabilities                                                      1,172,930         1,144,763
Commitments and contingent liabilities                                           ---               ---
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                     ---               ---
  Common stock, par value $2.50 per share;
    20,000,000 shares authorized; 7,644,584
    shares issued and 7,613,865 outstanding at
    March 31, 1996; 7,642,413 shares issued and 7,594,474
    shares outstanding at December 31, 1994                                   19,106            19,106
  Additional paid-in-capital                                                  57,488            57,501
  Retained earnings                                                           27,009            24,646
  Valuation adjustment for securities available for sale, net of tax           3,999             6,579
  Treasury stock (30,719 shares at cost at March 31, 1996 and
    47,939 shares  at cost at December 31, 1995)                                (791)           (1,217)
                                                                          ----------        ----------
    Total Shareholders' Equity                                               106,811           106,615
                                                                          ----------        ----------
    Total Liabilities and Shareholders' Equity                            $1,279,741        $1,251,378
                                                                          ==========        ==========


The accompanying notes are an integral part of these condensed financial statements.
Note: The Balance Sheet at Dec. 31, 1995 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                               Three Months Ended
(Dollars in thousands, except per share data)                                       March 31

                                                                              1996               1995
INTEREST INCOME
Loans, including fees                                                        $21,892           $19,258
Deposits in banks                                                                  9                15
Federal funds sold                                                               100                 2
Investment securities                                                          3,718             3,975
                                                                              ------            ------
    Total interest income                                                     25,719            23,250
                                                                              ------            ------
INTEREST EXPENSE
Deposits                                                                       8,198             7,403
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                                  3,071             2,387
                                                                              ------            ------
    Total interest expense                                                    11,269             9,790
                                                                              ------            ------
    Net interest income                                                       14,450            13,460
Provision for loan losses                                                        975               750
                                                                              ------            ------
    Net interest income after provision
      for loan losses                                                         13,475            12,710
                                                                              ------            ------
OTHER INCOME
Trust Services                                                                   631               424
Service charges on deposit accounts                                              783               640
Net gains (losses) on sale of securities and mortgages                          (103)              256
Other                                                                            634               748
                                                                              ------            ------
    Total other income                                                         1,945             2,068
                                                                              ------            ------
OTHER EXPENSES
Salaries, wages and employee benefits                                          5,024             4,981
Net premises and equipment                                                     1,804             1,389
Other operating                                                                2,621             2,837
                                                                              ------            ------
    Total other expenses                                                       9,449             9,207
                                                                              ------            ------
    Income before income taxes                                                 5,971             5,571
Applicable income tax expense                                                  1,856             1,654
                                                                              ------            ------
    Net income                                                                $4,115            $3,917
                                                                              ======            ======


PER SHARE OF COMMON STOCK
Net income                                                                      0.54              0.52
Dividends paid in cash                                                          0.22              0.20

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended March 31,
(Dollars in thousands)
                                                                                1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $4,115           $3,917
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                     975              750
    Depreciation and amortization                                                 747              628
    Net gains (losses) on sale of securities and mortgages                       (103)             256
    Mortgage loans originated for resale                                       (7,307)          (1,279)
    Sale of mortgage loans originated for resale                                7,307            1,279
    Other                                                                      (1,135)           2,029
                                                                              -------          -------

      Net cash provided by (used in) operating activities                       4,599            7,580

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale               ---            2,525
  Proceeds from maturities of investment securities - held to maturity            ---            6,525
  Proceeds from maturities of investment securities - available for sale       15,518               11
  Purchase of investment securities - available for sale                      (14,852)          (2,527)
  Proceeds from sales of loans                                                    ---              ---
  Net increase in loans                                                        (9,684)         (18,825)
  Purchases of premises & equipment                                              (822)            (657)
                                                                              -------          -------

      Net cash provided by (used in) investing activities                      (9,840)         (12,948)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                   22,919           40,313
    Repurchase agreements, fed funds & short-term borrowings                   17,125          (32,124)
    Long-term borrowings                                                      (15,000)             ---
    (Increase) decrease in treasury stock                                         426              186
    Issuance of common stock under dividend reinvestment plan                     (13)             ---
   Cash dividends                                                              (1,752)          (1,498)
                                                                              -------          -------

      Net cash provided by (used in) financing activities                      23,705            6,877

Net increase (decrease) in cash and cash equivalents                           18,464            1,509

Cash and cash equivalents at January 1                                         41,209           34,159
                                                                              -------          -------

Cash and cash equivalents at March 31                                         $59,673          $35,668
                                                                              =======          =======

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,611,681 and 7,547,382 for 1996 and 1995, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid October 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

     Total assets increased to $1.280 billion, an increase of $28.4 million or 2.3% over the $1.251 billion at December 31, 1995. This increase is reflected primarily in federal funds sold, the result of the investment of deposits, the Company's primary source of funds.

     Total cash and cash equivalents increased $18.5 million or 44.8% at March 31, 1996 when compared to December 31, 1995. As already noted, this increase was primarily due to federal funds sold, partially offset by lower cash and due from banks and lower interest bearing deposits in banks.

     Loans increased to $927.4 million at March 31, 1996. The increase of $8.7 million or 1.0% compared to December 31, 1995 was primarily the result of the investment of deposits and securities sold under agreements to repurchase. In addition, loans originated for immediate resale during the first quarter amounted to $7.3 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to average total loans of 0.28% for the first quarter and the level of non-accrual loans to total loans of 0.85% at March 31, 1996. The Company has no significant exposure to energy and agricultural-related loans. Non-accrual loans at December 31, 1995 were 0.77% of total loans.

     Investments, the Company's secondary use of funds, remained stable through March 31, 1996.

     As the primary source of funds, aggregate deposits of $937.8 million at March 31, 1996 increased $22.9 million or 2.5% compared to December 31, 1995. There was a shift in deposit mix during the first three months of 1996 as interest bearing deposits increased $30.7 million and non-interest bearing deposits decreased $7.7 million. Certificates of deposit in excess of $100,000 increased $3.6 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term obligations. In aggregate, these funds totaled $216.6 million at March 31, 1996 and $214.5 million at December 31, 1995. The increase of $2.1 million represents a shift from long-term obligations to short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.


     Shareholders' equity increased slightly through March 31, 1996. This increase was due to the retention of earnings and the change in valuation adjustment for securities available for sale. Cash dividends paid during the first three months of 1996 increased $173,000 or 11.5% compared to the cash dividends paid during the first three months of 1995. Earnings retained during the first three months of 1996 were 59.4% compared to 61.8% during the first three months of 1995.


                              RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1996 was $4.1 million, 5.1% more than the $3.9 million reported for the same period in 1995. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.0 million or 7.4% to $14.5 million during the first quarter of 1996 from $13.5 million in the first quarter 1995. The increase was due primarily to an increase in interest income, as a result of growth in loan outstandings and higher rates on loans, partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1996 to January 31, 1996 was 8.5%. On February 1, 1996, the prime rate changed to 8.25%. Interest expense during the first three months of 1996 increased $1.5 million or 15.1% compared to the prior year three month period. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses increased $225,000 for the first three months of 1996 compared to the same period in 1995. The allowance for loan losses of $20.7 million at March 31, 1996 and $20.3 million at December 31, 1995 as a percentage of gross loans was 2.2% at both dates. Net charge-offs of $617,000 and $483,000 during the first three months of 1996 and 1995, continue to be comparable to that of the Company's peers, as reported in the Bank Holding Company Performance Report.

     "Total other income" decreased $123,000 or 5.9% during the first quarter of 1996 as the result of losses on the sale of securities and mortgages of $359,000, and a decrease in other income of $114,000. "Total other expenses" increased $242,000 or 2.6% during the quarter ended March 31, 1996. Of this amount, premises and equipment increased $415,000 or 29.9% over the first quarter of 1995. Salaries and benefits increased $43,000.

     Income before income taxes increased by $400,000 or 7.2% compared to the first quarter of 1995. Income taxes increased $202,000, or 12.2%, compared to the first quarter of 1995.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings, increased in the aggregate $40.0 million from year end 1995. Long-term borrowings decreased $15.0 million through the first quarter of 1996.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 1996:

                                                                Repricing Periods (1)
                                                                      One Year
                                                      Within           Through            Over
                                                     One Year         Five Years       Five Years
                                                                    (In Thousands)
Assets
  Interest bearing deposits
    at banks                                         $  1,194          $   --           $   --
  Investment securities                                41,567            79,159          118,337
  Loans and leases                                    401,984           390,753          155,394
       Other assets                                    30,000              --             82,076
                                                    ---------         ---------        ---------
                                                      474,745           469,912          355,807
                                                    ---------         ---------        ---------
Liabilities and equity
  Non-interest bearing deps.                          127,230              --               --
  Interest bearing deposits                           389,215           188,996          232,368
  Borrowed funds                                      190,157             3,610           22,867
  Other liabilities                                      --                --             39,210
  Hedging instruments                                 100,000           (90,000)         (10,000)
  Shareholders' equity                                   --                --            106,811
                                                    ---------         ---------        ---------
                                                      806,602           102,606          391,256
                                                    ---------         ---------        ---------

Interest sensitivity gap                             (331,857)          367,306          (35,449)
                                                    ---------         ---------        ---------

Cumulative interest rate
    sensitivity gap                                 ($331,857)          $35,449          $  --
                                                    =========         =========          =======

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

         The Company anticipates volatile interest rate levels for the remainder of 1996, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1996 is to move toward a smaller negative gap (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                                  Mar. 31,        Dec. 31,
                                                    1996            1995
CAPITAL LEVELS
  Tier 1 leverage ratio                             7.67%           7.59%
  Tier 1 risk-based ratio                          11.09           10.97
  Total risk-based ratio                           12.35           12.23


CAPITAL PERFORMANCE
  Return on average assets(annualized)              1.31            1.30
  Return on average equity(annualized)             16.20           16.30
  Earnings retained                                59.40           59.30
  Internal capital growth(annualized)               9.17           25.60

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk- weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 1996, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

     The Company has just initiated its Private Banking division to serve the financial and investment needs of the professional market, is introducing its debit card, will open approximately six new supermarket branches in 1996, and will install several new remote ATMs during the remainder of 1996. The Company does not expect these new initiatives to start contributing to profits until 1997 or beyond; 1996 earnings may be somewhat negatively impacted by the initial costs of these new operations.

     On January 1, 1996 the FDIC reduced the insurance premiums that financial institutions pay on commercial bank deposits to zero from the previous rate of $.04 per hundred dollars of deposits in effect since May 1, 1995. The Company must continue to pay $.23 per hundred dollars of deposits on approximately $225 million of deposits at branches acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association. In order for the rate on these deposits also to be lowered, there is a chance that in 1996 the Company will have to pay a onetime assessment of between $1 million and $2 million to help recapitalize the Savings Association Insurance Fund ("SAIF") segment of the FDIC. On May 7, 1996, Senate Majority Leader Robert Dole rejected using the SAIF recapitalization plan to offset the cost of repealing a federal gasoline tax. The May 9, 1996 issue of American Banker reports that administration officials have vowed to try again to pass a SAIF recapitalization plan, possibly by attaching it to the 1997 budget bill now being negotiated by lawmakers.

     The Company cannot predict if legislation will be enacted as previously proposed, but expects that any legislation recapitalizing SAIF will likely impose additional deposit insurance costs on the Company attributable to its acquired SAIF-insured deposits. These costs may have a material adverse effect on the Company's earnings when incurred.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to Vote of Security Holders.

         Not Applicable.

Item 5.  Other Information.

     The registrant's banking subisidiary, National Penn Bank (the "Bank"), opened new branches in King of Prussia and Malvern (Chester County), and the Bank's 1st Main Line Bank Division opened a new branch in St. Davids (Delaware County), during the first quarter 1996. On April 5, 1996, the Bank opened an ATM in the Manayunk Farmers Market (Philadelphia County).

     The Registrant anticipates that in the remainder of 1996 the Bank will open a full-service branch in Lansdale (Montgomery County) and three more supermarket branches, located in Trexlertown (Lehigh County), Exton (Chester County), and Perkasie (Bucks County).

     During first quarter 1996, the Bank created a Private Banking Division headquartered in Wyomissing (Berks County). Timothy A. Day was named Senior Vice President and head of Private Banking. Also during first quarter 1996, the Bank introduced Asset-Based Lending as a new loan product.

     On April 24, 1996, Russell J. Kunkel was named Vice Chairman of the Bank with responsibility for Retail Lending, Technology, Operations and Private Banking. During the first quarter, Ronald L. Bashore was named Senior Vice President and Commercial Loan Group Head of commercial lending in Berks, Lehigh and Lancaster Counties, and Robert H. Moses was appointed Administrative Vice President and Manager of the Bank's Pottstown Commercial Lending Group.

     On April 24, 1996, the Registrant's Bylaws were amended to provide for "directors emeritus", and John A. Cenerazzo, a retiring Registrant and Bank director, was elected as director emeritus of both the Registrant and the Bank. Also on April 24, 1996, Mr. Anthony Armo was elected as new director of the Bank.

     In February 1994, the Registrant's Board of Directors approved the repurchase of up to 200,000 shares of its common stock in open market or negotiaited transactions. At March 31, 1996, a total of 186,340 shares have been repurchased at an aggregate cost of $5,613,000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Exhibit 3.2 - National Penn Bancshares, Inc. Bylaws, as amended.

               Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended March 31, 1996.

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

                                                NATIONAL PENN BANCSHARES, INC.
                                                         (Registrant)


Dated:  May 15, 1996                         By /s/ Lawrence T. Jilk, Jr.
                                                --------------------------------
                                                Lawrence T. Jilk, Jr., President
                                                and Chief Executive Officer

Dated:  May 15, 1996                         By /s/ Gary L. Rhoads
                                                --------------------------------
                                                Gary L. Rhoads, Principal
                                                Financial Officer