Form 10-Q
period 1996-06-30
NATIONAL PENN BANCSHARES INC
filed 1996-08-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at August 5, 1996

       Common Stock ($2.50 par value)                 (No.) 7,602,881 Shares



                               Page 1 of 16 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                             Page

     Item 1.   Financial Statements .........................................3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................7

Part II - Other Information.

     Item 1.   Legal Proceedings ...........................................14

     Item 2.   Changes in Securities .......................................14

     Item 3.   Defaults Upon Senior Securities .............................14

     Item 4.   Submission of Matters to a Vote of
               Security Holders ............................................14

     Item 5.   Other Information ...........................................14

     Item 6.   Exhibits and Reports on Form 8-K ............................15

Signatures .................................................................16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                    June 30        Dec. 31
 (Dollars in thousands, except per share data)                            1996           1995
                                                                      (Unaudited)       (Note)
ASSETS
Cash and due from banks                                                   $42,048        $39,195
Interest bearing deposits in banks                                            918          2,014
Federal funds sold                                                            ---            ---
                                                                       ----------     ----------
    Total cash and cash equivalents                                        42,966         41,209
Securities available for sale at market value                             237,293        240,902
Loans, net of unearned discount                                           978,957        939,065
  Less allowance for possible loan losses                                 (21,340)       (20,366)
                                                                       ----------     ----------
    Net Loans                                                             957,617        918,699
Other assets                                                               54,107         50,568
                                                                       ----------     ----------
    Total Assets                                                       $1,291,983     $1,251,378
                                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                            $139,077       $134,968
Interest bearing deposits
  (Includes certificates of deposit in excess of $100:
  1996 - $96,730; 1995 - $89,881)                                         822,809        779,922
                                                                       ----------     ----------
    Total Deposits                                                        961,886        914,890
Securities sold under repurchase agreements
  and federal funds purchased                                             143,251        138,550
Short-term borrowings                                                       8,893          4,370
Long-term obligations                                                      56,110         71,589
Accrued interest and other liabilities                                     15,355         15,364
                                                                       ----------     ----------
    Total Liabilities                                                   1,185,495      1,144,763
Commitments and contingent liabilities                                        ---            ---
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                  ---            ---
  Common stock, par value $2.50 per share;
    20,000,000 shares authorized; 7,646,614
    shares issued and 7,618,381 shares
    outstanding at June 30, 1996; 7,642,413
    shares issued and 7,594,474 shares outstanding
    at December 31, 1995                                                   19,106         19,106
  Additional paid-in-capital                                               57,526         57,501
  Retained earnings                                                        29,250         24,646
  Valuation adjustment for securities available for sale, net of tax        1,340          6,579
  Treasury stock (28,233 shares at cost at June 30, 1996 and
    47,939 shares at cost at December 31, 1995)                              (734)        (1,217)
                                                                       ----------     ----------
    Total Shareholders' Equity                                            106,488        106,615
                                                                       ----------     ----------
    Total Liabilities and Shareholders' Equity                         $1,291,983     $1,251,378
                                                                       ==========     ==========


The accompanying notes are an integral part of these condensed financial statements.
Note: The Balance Sheet at Dec. 31, 1995 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                             Three Months Ended         Six Months Ended
(Dollars in thousands, except per share data)                     June 30                   June 30

                                                             1996         1995         1996          1995
INTEREST INCOME
Loans including fees                                       $ 22,035     $ 20,445     $ 43,927      $ 39,703
Deposits in banks                                                20           15           29            30
Federal funds sold                                               13            3          113             5
Investment securities                                         3,799        3,991        7,517         7,966
                                                           --------     --------     --------      --------
    Total interest income                                    25,867       24,454       51,586        47,704
                                                           --------     --------     --------      --------
INTEREST EXPENSE
Deposits                                                      8,527        8,470       16,725        15,873
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                 2,627        2,435        5,698         4,822
                                                           --------     --------     --------      --------
    Total interest expense                                   11,154       10,905       22,423        20,695
                                                           --------     --------     --------      --------
    Net interest income                                      14,713       13,549       29,163        27,009
Provision for loan losses                                       975          750        1,950         1,500
                                                           --------     --------     --------      --------
    Net interest income after provision
      for loan losses                                        13,738       12,799       27,213        25,509
                                                           --------     --------     --------      --------
OTHER INCOME
Trust Services                                                  573          424        1,204           848
Service charges on deposit accounts                             810          657        1,593         1,297
Net gains (losses) on sale of securities and mortgages           88           47          (15)          303
Other                                                           615          497        1,249         1,245
                                                           --------     --------     --------      --------
    Total other income                                        2,086        1,625        4,031         3,693
                                                           --------     --------     --------      --------
OTHER EXPENSES
Salaries, wages and employee benefits                         5,434        4,869       10,458         9,850
Net premises and equipment                                    1,593        1,330        3,397         2,719
Other operating                                               3,021        3,091        5,642         5,928
                                                           --------     --------     --------      --------
    Total other expenses                                     10,048        9,290       19,497        18,497
                                                           --------     --------     --------      --------
    Income before income taxes                                5,776        5,134       11,747        10,705
Applicable income tax expense                                 1,783        1,576        3,639         3,230
                                                           --------     --------     --------      --------
    Net income                                                3,993        3,558     $  8,108      $  7,475
                                                           ========     ========     ========      ========


PER SHARE OF COMMON STOCK
Net income                                                 $   0.52     $   0.47     $   1.06      $   0.99
Dividends paid in cash                                         0.23         0.20         0.45          0.40

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended June 30,
(Dollars in thousands)
                                                                               1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  8,108      $  7,475
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                   1,950         1,500
    Depreciation and amortization                                               1,554         1,304
    Net gains (losses) on sale of securities and mortgages                        (15)          303
    Mortgage loans originated for resale                                      (11,488)       (4,935)
    Sale of mortgage loans originated for resale                               11,488         4,935
    Other                                                                      (3,848)        5,475
                                                                             --------      --------

      Net cash provided by (used in) operating activities                       7,749        16,057

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale            13,780         6,578
  Proceeds from maturities of investment securities - held to maturity             --         3,032
  Proceeds from maturities of investment securities - available for sale       21,680            91
  Purchase of investment securities - available for sale                      (37,090)      (14,905)
  Proceeds from sales of loans                                                     --            --
  Net increase in loans                                                       (40,868)      (60,797)
  Purchases of premises & equipment                                            (1,658)       (1,957)
                                                                             --------      --------

      Net cash provided by (used in) investing activities                     (44,156)      (67,958)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                   46,996        44,100
    Repurchase agreements, fed funds & short-term borrowings                    9,224        32,188
    Long-term borrowings                                                      (15,479)       (4,999)
    (Increase) decrease in treasury stock                                         483           738
    Issuance of common stock under dividend reinvestment plan                      25            --
    Cash dividends                                                             (3,085)       (3,085)
                                                                             --------      --------

      Net cash provided by (used in) financing activities                      38,164        68,942

Net increase (decrease) in cash and cash equivalents                            1,757        17,041

Cash and cash equivalents at January 1                                         41,209        34,159
                                                                             --------      --------

Cash and cash equivalents at June 30                                         $ 42,966      $ 51,200
                                                                             ========      ========


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

2. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,615,481 and 7,547,382 for 1996 and 1995, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1995.

4. On July 24, 1996, the Company's Board of Directors declared a 5% stock dividend payable on October 31, 1996 to shareholders of record on September 27, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

     Total assets increased to $1.292 billion, an increase of $40.6 million or 3.2% over the $1.251 billion at December 31, 1995. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

     Total cash and cash equivalents increased $1.8 million or 4.3% at June 30, 1996 when compared to December 31, 1995. This increase was primarily in cash and due from banks which was partially offset by lower interest bearing deposits in banks.

     Loans increased to $979.0 million at June 30, 1996. The increase of $39.9 million or 4.2% compared to December 31, 1995 was primarily the result of the investment of deposits and securities sold under agreements to repurchase. Loans originated for immediate resale during the first six months of the year amounted to $11.5 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .10% through the second quarter and the level of non-accrual loans to total loans of .89% at June 30, 1996. The Company has no significant exposure to energy and agricultural-related loans. Non-accrual loans at December 31, 1995 were .77% of total loans.

     Investments, the Company's secondary use of funds, decreased $3.6 million or 1.5% to 237.3 million at June 30, 1996 when compared to December 31, 1995. The decrease is due to calls and maturities of securities and the sale and amortization of mortgage-backed securities, partially offset by investment purchases of $37.1 million.

     As the primary source of funds, aggregate deposits of $961.9 million at June 30, 1996 increased $47.0 million or 5.1% compared to December 31, 1995. The increase in deposits during the first six months of 1996 was primarily in interest bearing deposits which increased $42.9 million while non-interest bearing deposits increased $4.1 million. Certificates of deposit in excess of $100,000 increased $6.8 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $208.3 million at June 30, 1996, and $214.5 million at December 31,

1995. The decrease of $6.3 million represents a shift from long-term obligations to short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

     Shareholders' equity decreased slightly through June 30, 1996. This decrease was due the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first six months of 1996 increased $420,000 or 14.0% compared to the cash dividends paid during the first six months of 1995. Earnings retained during the first six months of 1996 were 57.8% compared to 59.8% during the first six months of 1995.

                              RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1996 was $3.9 million, 12.2% more than the $3.6 million reported for the same period in 1995. For the first six months, net income reached $8.1 million, or 8.5% more than the $7.5 million reported for the first six months of 1995. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.2 million or 8.6% to $14.7 million during the second quarter of 1996 from $13.5 million in the second quarter 1995. For the comparative six month period, net interest income increased $2.2 million or 8.0% to $29.2 million from $27.0 million in 1995. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1996 to January 31, 1996 was 8.50%. On February 1, 1996, the prime rate changed to 8.25%. Interest expense during the first six months of 1996 increased $1.7 million or 8.3% compared to the prior year's six months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $225,000 for the second quarter and $450,000 first six months of 1996 compared to the same periods in 1995. The allowance for loan and lease losses of $21.3 million at June 30, 1996 and $20.4 December 31, 1995 as a percentage of total loans was 2.2% at both dates. The Company's net charge-offs of $976,000 and $1,475,000 during the first six months of 1996 and 1995, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

     "Total other income" increased $461,000 or 28.4% during the second quarter of 1996, as a result of service charges on deposit accounts of $153,000, trust income of $149,000 and other income of $118,000. Year to date, other income increased $338,000 or 9.2% when compared to the first six months of 1995 as a result of service charges on deposit accounts of $356,000 and trust income of $296,000 which were partially offset by losses on sale of securities and mortgages of $318,000. "Total other expenses" increased $758,000 or 8.2% during the quarter ended June 30, 1996 and increased $1,000,000 or 5.4% for the six month period. Of this year-to-date increase, premises and equipment increased $678,000 or 2.5% and salaries, wages and employee benefits increased $608,000 or 6.2% due primarily to higher staffing levels.

     Income before income taxes increased by $642,000 or 12.5% compared to the second quarter of 1995. In comparing the first six months of 1996 to 1995, income before income taxes increased $42,000 or .4%. Income taxes increased $207,000 for the quarter and increased $409,000 the six month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $56.2 million from year end 1995. Long-term borrowings decreased $15.5 million during the first six months of 1996.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 1996:

                                                    Repricing Periods (1)
                                                          One Year
                                             Within        Through         Over
                                            One Year      Five Years     Five Years
                                                       (In Thousands)
Assets
  Interest-bearing deposits
    at banks                               $     918      $      --      $      --
  Investment securities                       27,554         94,546        115,193
  Loans and leases                           406,382        401,409        171,166
  Other assets                                 7,711             --         88,444
                                           ---------      ---------      ---------
                                             442,565        495,955        374,803
                                           ---------      ---------      ---------
Liabilities and equity
  Noninterest-bearing deposits               139,077             --             --
  Interest-bearing deposits                  422,000        168,208        232,601
  Borrowed funds                             181,968          3,610         22,676
  Other liabilities                               --             --         36,695
  Hedging instruments                         90,000        (80,000)       (10,000)
  Shareholders' equity                            --             --        106,488
                                           ---------      ---------      ---------
                                             833,045         91,818        388,460
                                           ---------      ---------      ---------

Interest sensitivity gap                    (390,480)       404,137        (13,657)
                                           ---------      ---------      ---------

Cumulative interest rate
    sensitivity gap                        ($390,480)     $  13,657      $      --
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

     The Company anticipates volatile interest rate levels for the remainder of 1996, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1996 is to maintain a negative gap (interest-bearing liabilities subject to repricing equal interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                            June 30,     Dec. 31,
                                              1996         1995
CAPITAL LEVELS
  Tier 1 leverage ratio                        7.79%       7.59%
  Tier 1 risk-based ratio                     11.10       10.97
  Total risk-based ratio                      12.37       12.23



CAPITAL PERFORMANCE
  Return on average assets(annualized)         1.29        1.30
  Return on average equity(annualized)        15.00       16.30
  Earnings retained                           57.80       59.30
  Internal capital growth(annualized)          8.79       25.60

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk- weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 1996, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

     In June 1996, the Company's Board of Directors approved the repurchase of up to 380,000 shares of its common stock from time to time in open market or negotiated transactions. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and stock option plans. To date, a total of 15,500 shares have been repurchased at an aggregate cost of $415,000.

     The Company anticipates that in the remainder of 1996 the Bank will open four new supermarket branches as well as one new full service branch, the opening of which will coincide with the closing of two nearby branches. The Company does not expect these new branches to start contributing to profits until 1997 or beyond; 1996 earnings may be somewhat negatively impacted by the initial costs of these new operations.

     On January 1, 1996 the FDIC reduced insurance premiums that financial institutions pay on commercial bank deposits to zero from the previous rate of $.04 per hundred dollars of deposits in effect since May 1, 1995. The Company continues to pay $.23 per hundred dollars of deposits on approximately $225 million of deposits at branches acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association. In order for the rate on these deposits to also be lowered, there is still a chance that in 1996 the Company will have to pay a onetime assessment of between $1 million and $2 million to help recapitalize the Savings Association Insurance Fund ("SAIF") segment of the FDIC. A late July 1996 proposal from Congress' House Banking Committee would include utilizing Federal Reserve surplus reserves toward annual interest costs of Financing Corporation bonds. This would somewhat reduce the potential future annual FDIC insurance costs of commercial banks, assuming they would be responsible for Financing Corporation bond interest, but would not reduce the potential onetime SAIF recapitalization fee. The Company cannot predict if this or any other legislation will be enacted, but expects that any legislation recapitalizing SAIF will likely impose additional deposit insurance costs on the Company attributable to its acquired SAIF-insured deposits. These costs may have a material adverse effect on the Company's earnings when incurred.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to Vote of Security Holders.

     The 1996 annual meeting (the "Meeting") of the shreholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 23, 1996. Notice of the Meeting was mailed to shareholders of record on or about March 22, 1996, together with proxy solicitation materials prepared in accordance with Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held to elect four Class III directors to hold office for three years from the date of election and until their successors are elected and qualified.

     There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker, non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                                        Abstentions and
Nominee                             For               Withheld          Broker Non-Votes

Patricia L. Langiotti               5,424,049         33,066            0

Randall J. Nester                   5,419,112         38,003            0

Harold C. Wegman, D.D.S.            5,428,418         28,697            0

Wayne R. Weidner                    5,428,444         28,671            0



Item 5.   Other Information.

     In May and then in July 1996, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened its fifth and sixth full-service supermarket branches in the Clemen's Market, Exton (Chester County) and Redner's Market, Trexlertown (Lehigh County), Pennsylvania.

     The Registrant anticipates that in the remainder of 1996 the Bank will open four more supermarket branches, located in Perkasie (Bucks County), Dorneyville (Lehigh County), Coopersburg (Lehigh County), and Emaus (Lehigh County). The Bank intends to close its branch at East Penn Plaza, Emaus, when the new supermarket branch in Emaus opens.

     The Registrant also anticipates that the Bank will open a full service branch in Lansdale (Montgomery County) in September 1996. At that time, the Bank expects to close its current branches in Kulpsville (Montgomery County) and West Point (Montgomery County).

     On May 1, 1996, the Bank closed its Mt. Airy (Philadelphia) branch.

     On June 26, 1996, The Registrant's Board of Directors approved the repurchase of up to 380,000 shares of its common stock to be used for general corporate purposes, including the Registrant's dividend reinvestment plan and stock option plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. A prior repurchase program of 200,000 shares authorized in February 1994 has been completed.

     On July 24, 1996, the Registrant declared a 5% stock dividend payable on October 31, 1996 to shareholders of record as of the close of business on September 27, 1996.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL PENN BANCSHARES, INC.
                                                        (Registrant)


Dated:  August 9, 1996                           By /s/ Wayne R. Weidner
                                                    ---------------------
                                                    Wayne R. Weidner, Executive
                                                    Vice President

Dated:  August 9, 1996                           By /s/ Gary L. Rhoads
                                                    -------------------
                                                    Gary L. Rhoads, Principal
                                                    Financial Officer