Form 10-Q
period 1996-09-30
NATIONAL PENN BANCSHARES INC
filed 1996-11-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September, 30 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to ________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at November 11, 1996

     Common Stock ($2.50 par value)           (No.) 7,609,067 Shares

                               Page 1 of 15 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                             Page

         Item 1.  Financial Statements...................................... 3

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...........7

Part II - Other Information.

         Item 1.  Legal Proceedings ........................................13

         Item 2.  Changes in Securities ....................................13

         Item 3.  Defaults Upon Senior Securities ..........................13

         Item 4.  Submission of Matters to a Vote of
                    Security Holders .......................................13

         Item 5.  Other Information ........................................13

         Item 6.  Exhibits and Reports on Form 8-K .........................14

Signatures..................................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                 Sept. 30             Dec. 31
(Dollars in thousands, except per share data)                                      1996                 1995
                                                                               (Unaudited)             (Note)
ASSETS
Cash and due from banks                                                       $    41,679           $    39,195
Interest bearing deposits in banks                                                  1,460                 2,014
                                                                              -----------           -----------
    Total cash and cash equivalents                                           $    43,139                41,209
Securities available for sale at market value                                     241,814               240,902
Loans, net of unearned discount                                                 1,011,332               939,065
  Less allowance for possible loan losses                                         (22,178)              (20,366)
                                                                              -----------           -----------
    Net Loans                                                                     989,154               918,699
Other assets                                                                       53,671                50,568
                                                                              -----------           -----------
    Total Assets                                                              $ 1,327,778           $ 1,251,378
                                                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                 $   135,917           $   134,968
Interest bearing deposits
  (Includes certificates of deposit in excess of $100:
  1996 - $95,803; 1995 - $89,881)                                                 835,653               779,922
                                                                              -----------           -----------
    Total Deposits                                                                971,570               914,890
Securities sold under repurchase agreements
  and federal funds purchased                                                     187,231               138,550
Short-term borrowings                                                               8,790                 4,370
Long-term obligations                                                              36,110                71,589
Accrued interest and other liabilities                                             14,840                15,364
                                                                              -----------           -----------
    Total Liabilities                                                           1,218,541             1,144,763
Commitments and contingent liabilities                                                 --                    --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                           --                    --
  Common stock, par value $2.50 per share;
    20,000,000 shares  authorized;  7,648,177 shares
    issued and 7,617,067 shares outstanding at
    September 30, 1996; 7,642,413 shares issued and
    7,594,474 shares outstanding at December 31, 1995                              19,106                19,106
  Additional paid-in-capital                                                       57,550                57,501
  Retained earnings                                                                31,787                24,646
  Valuation adjustment for securities available for sale, net of tax                1,622                 6,579
  Treasury stock (31,110 shares at cost at September 30, 1996 and
    47,939 shares at cost at December 31, 1995)                                      (828)               (1,217)
                                                                              -----------           -----------
    Total Shareholders' Equity                                                    109,237               106,615
                                                                              -----------           -----------
    Total Liabilities and Shareholders' Equity                                $ 1,327,778           $ 1,251,378
                                                                              ===========           ===========


The accompanying notes are an integral part of these condensed financial statements.
Note: The Balance Sheet at Dec. 31, 1995 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                   Three Months Ended                     Nine Months Ended
(Dollars in thousands, except per share data)                          September 30                          September 30
                                                                 1996                1995              1996               1995
INTEREST INCOME
Loans including fees                                            $ 23,196           $ 21,214          $ 67,123           $ 60,917
Deposits in banks                                                     15                 21                44                 51
Federal funds sold                                                    47                105               160                110
Investment securities                                              3,893              4,096            11,410             12,062
                                                                --------           --------          --------           --------
    Total interest income                                         27,151             25,436            78,737             73,140
                                                                --------           --------          --------           --------
INTEREST EXPENSE
Deposits                                                           8,675              8,381            25,400             24,254
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                      3,052              3,156             8,750              7,978
                                                                --------           --------          --------           --------
    Total interest expense                                        11,727             11,537            34,150             32,232
                                                                --------           --------          --------           --------
    Net interest income                                           15,424             13,899            44,587             40,908
Provision for loan losses                                            975                750             2,925              2,250
                                                                --------           --------          --------           --------
    Net interest income after provision
      for loan losses                                             14,449             13,149            41,662             38,658
                                                                --------           --------          --------           --------
OTHER INCOME
Trust Services                                                       548                481             1,752              1,329
Service charges on deposit accounts                                  885                685             2,478              1,982
Net gains (losses) on sale of securities and mortgages               (57)               125               (72)               428
Other                                                                978                855             2,227              2,100
                                                                --------           --------          --------           --------
    Total other income                                             2,354              2,146             6,385              5,839
                                                                --------           --------          --------           --------
OTHER EXPENSES
Salaries, wages and employee benefits                              5,703              5,015            16,161             14,865
Net premises and equipment                                         1,726              1,617             5,123              4,336
Other operating                                                    3,216              3,084             8,858              9,012
                                                                --------           --------          --------           --------
    Total other expenses                                          10,645              9,716            30,142             28,213
                                                                --------           --------          --------           --------
    Income before income taxes                                     6,158              5,579            17,905             16,284
Applicable income tax expense                                      1,872              1,684             5,511              4,914
                                                                --------           --------          --------           --------
    Net income                                                  $  4,286           $  3,895          $ 12,394           $ 11,370
                                                                ========           ========          ========           ========


PER SHARE OF COMMON STOCK
Net income                                                      $   0.57           $   0.52          $   1.63           $   1.51
Dividends paid in cash                                              0.23               0.21              0.68               0.61

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended September 30,
(Dollars in thousands)
                                                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 12,394           $ 11,370
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                              2,925              2,250
    Depreciation and amortization                                                    2,406              2,166
    Net gains  (losses) on sale of securities and mortgages                            (72)               428
    Mortgage loans originated for resale                                           (16,045)            (7,046)
    Sale of mortgage loans originated for resale                                    16,045              7,046
    Other                                                                           (3,892)             7,235
                                                                                  --------           --------

      Net cash provided by operating activities                                     13,761             23,449

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                 30,034              6,578
  Proceeds from maturities of investment securities - held to maturity                  --              8,375
  Proceeds from maturities of investment securities - available for sale            18,873                740
  Purchase of investment securities available for sale                             (54,776)           (14,905)
  Proceeds from sales of loans                                                          --                 --
  Net increase in loans                                                            (73,380)           (86,441)
  Purchases of premises & equipment                                                 (2,070)            (3,731)
                                                                                  --------           --------

      Net cash (used in) investing activities                                      (81,319)           (89,384)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                        56,680             40,830
    Repurchase agreements, fed funds & short-term borrowings                        53,101             37,758
    Long-term borrowings & subordinated capital note                               (35,479)            (5,999)
  Decrease in treasury stock                                                           389              1,336
  Issuance of common stock under dividend reinvestment plan                             49                110
  Cash dividends                                                                    (5,252)            (4,670)
                                                                                  --------           --------

      Net cash provided by financing activities                                     69,488             69,365

Net increase in cash and cash equivalents                                            1,930              3,430

Cash and cash equivalents at January 1                                              41,209             34,159
                                                                                  --------           --------

Cash and cash equivalents at September 30                                         $ 43,139           $ 37,589
                                                                                  ========           ========



The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,614,139 and 7,547,382 for 1996 and 1995, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1995.

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

                               FINANCIAL CONDITION

     Total assets increased to $1.328 billion, an increase of $76.4 million or 6.1% over the $1.251 billion at December 31, 1995. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

     Total cash and cash equivalents increased $1.9 million or 4.7% at September 30, 1996 when compared to December 31, 1995. This increase was primarily in cash and due from banks which was partially offset by lower interest bearing deposits in banks.

     Loans increased to $1.011 billion at September 30, 1996. The increase of $72.3 million or 7.7% compared to December 31, 1995 was primarily the result of the investment of deposits and securities sold under agreements to repurchase. Loans originated for immediate resale during the first nine months of the year amounted to $11.5 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .15% through the third quarter and the level of non-accrual loans to total loans of 1.20% at September 30, 1996. The Company has no significant exposure to energy and agricultural-related loans. Non-accrual loans at December 31, 1995 were .77% of total loans.

     Investments, the Company's secondary use of funds, increased $.9 million or .38% to $241.8 million at September 30, 1996 when compared to December 31, 1995.
The small increase is due to investment purchases of $54.8 million, which is offset by calls and maturities of securities and the sale and amortization of mortgage-backed securities.

     As the primary source of funds, aggregate deposits of $971.6 million at September 30, 1996 increased $56.7 million or 6.2% compared to December 31, 1995. The increase in deposits during the first nine months of 1996 was primarily in interest bearing deposits which increased $55.7 million while non-interest bearing deposits increased $.9 million. Certificates of deposit in excess of $100,000 increased $5.9 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $232.1 million at September 30, 1996, and $214.5 million at December 31, 1995. The increase of $17.6 million is due to the large increase in total loans.

     Shareholders' equity increased slightly through September 30, 1996. This increase was due to an increase in earnings retained offset by a decrease in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first nine months of 1996 increased $582,000 or 12.5% compared to the cash dividends paid during the first nine months of 1995. Earnings retained during the first nine months of 1996 were 57.6% compared to 58.9% during the first nine months of 1995.

                              RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1996 was $4.3 million, 10.0% more than the $3.9 million reported for the same period in 1995. For the first nine months, net income reached $12.4 million, or 9.0% more than the $11.4 million reported for the first nine months of 1995. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.5 million or 11.0% to $15.4 million during the third quarter of 1996 from $13.9 million in the third quarter 1995. For the comparative nine month period, net interest income increased $3.7 million or 9.0% to $44.6 million from $40.9 million in 1995. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1996 to January 31, 1996 was 8.50%. On February 1, 1996, the prime rate changed to 8.25%. Interest expense during the first nine months of 1996 increased $1.9 million or 6.0% compared to the prior year's nine months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $225,000 for the third quarter and $657,000 first nine months of 1996 compared to the same periods in 1995. The allowance for the loan and lease losses of $22.2 million at September 30, 1996 and $20.4 December 31, 1995 as a percentage of total loans was 2.2% at both dates. The Company's net charge-offs of $1,113,000 and $1,867,000 during the first nine months of 1996 and 1995, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

     "Total other income" increased $208,000 or 9.7% during the third quarter of 1996, as a result of service charges on deposit accounts of $200,000, trust income of $67,000, and other income of $123,000 offset by securities and mortgage losses of $182,000. Year to date, other income increased $546,000 or 9.4% when compared to the first nine months of 1995 as a result of service charges on deposit accounts of $423,000 and trust income of $496,000 which were partially offset by losses on sale of securities and mortgages of $500,000. "Total other expenses" increased $929,000 or 9.6% during the quarter ended September 30, 1996 and increased $1,929,000 or 6.8% for the nine month period. Of this year-to-date increase, premises and equipment increased $787,000 or 18.2% and salaries, wages and employee benefits increased $1,296,000 or 8.7% due primarily to higher staffing levels. Other operating expenses were affected in the third quarter of 1996 by the one-time pre-tax assessment of $1,175,000 to help recapitalize the Savings Association Insurance Fund ("SAIF") segment of the FDIC. As a result, FDIC insurance premiums on SAIF deposits will now be reduced in future quarters.

     Income before income taxes increased by $579,000 or 10.4% compared to the third quarter of 1995. In comparing the first nine months of 1996 to 1995, income before income taxes increased $1,621,000 or 9.95%. Income taxes increased $188,000 for the quarter and increased $597,000 the nine month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $109.8 million from year end 1995. Long-term borrowings decreased $35.5 million during the first nine months of 1996.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows  separately the interest rate sensitivity of each
category  of  interest-earning   assets  and  interest-bearing   liabilities  at
September 30, 1996:

                                                        Repricing Periods (1)
                                                          One Year Through
                                       Within one Year       five Years         Over Five Years
                                                           (in thousands)
Assets
    Interest-bearing deposits at
       banks                              $   1,460           $     ---           $     ---
    Investment securities                    25,428             107,416             108,970
    Loans and leases                        431,514             414,691             165,127
    Other assets                              3,693                  --              91,657
                                          ---------           ---------           ---------
                                            462,095             522,107             365,754
                                          ---------           ---------           ---------
Liabilities and equity
    Noninterest-bearing deposits            135,917                  --                  --
    Interest-bearing deposits               420,633             181,619             233,401
    Borrowed funds                          194,349              15,110              22,672
    Other liabilities                            --                  --              37,018
    Hedging instruments                     100,000            (100,000)                 --
    Shareholder's equity                         --                  --             109,237
                                          ---------           ---------           ---------
                                            850,899              96,729             402,328
                                          ---------           ---------           ---------

Interest sensitivity gap                   (388,804)            425,378             (36,574)
                                          ---------           ---------           ---------

Cumulative interest rate
    sensitivity gap                       ($388,804)          $  36,574           $     ---
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

     The Company anticipates volatile interest rate levels for the remainder of 1996, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1996 is to maintain a negative gap (interest-bearing liabilities subject to repricing exceed interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                                   September 30,     December 31,
                                                       1996              1996
CAPITAL LEVELS
     Tier 1 leverage ratio                              8.02%           7.59%
     Tier 1 risked-based ratio                         11.29           10.97
     Total risked-based ratio                          12.55           12.23


CAPITAL PERFORMANCE
     Return on average assets (annualized)              1.30            1.30
     Return on average equity (annualized)             15.32           16.30
     Earnings retained                                 57.62           59.30
     Internal capital growth                            8.93           25.60

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 1996, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

     In June 1996, the Company's Board of Directors approved the repurchase of up to 380,000 shares of its common stock from time to time in open market or negotiated transactions. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and stock option plans. To date, a total of 30,000 shares have been repurchased at an aggregate cost of $799,000.

     The Company anticipates that in the remainder of 1996 the Bank will open three new supermarket branches. The Company does not expect these new branches to start contributing to profits until 1997 or beyond; 1996 earnings may be somewhat negatively impacted by the initial costs of these new operations.

     Prior to November 30, 1996 the Company will be required to remit $1,175,000 to the FDIC as its one-time assessment to help recapitalize the Savings Association Insurance Fund ("SAIF") segment of the FDIC. This amount has been fully expensed and accrued as of September 30, 1996 and will therefore have no additional impact on the Company's earnings. As a result of this assessment on approximately $225 million of deposits at branches acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association, future FDIC insurance premiums on these deposits will be reduced to an annual rate comparable to the rate on commercial bank deposits.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to Vote of Security Holders.

         None.


Item 5.  Other Information.

         In August 1996, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened its seventh full-service supermarket branch in the Clemen's Market, Perkasie(Bucks County) Pennsylvania. The Registrant anticipates that in the remainder of 1996 the Bank will open three more supermarket branches, Dorneyville (Lehigh County), Coopersburg (Lehigh County), and Emaus Avenue, Allentown (Lehigh County). The Bank intends to close its branch at Emaus Avenue, Allentown, following the opening of the new supermarket branch on Emaus Avenue.

         In September 1996, the Bank opened a full service branch in Lansdale (Montgomery County). The Bank intends to close its branches in Kulpsville (Montgomery County) and West Point ( Montgomery County) in November 1996.

         In September 1996, the Bank relocated its Reading Loan Center from 45 Park Road North, Wyomissing, Pennsylvania to 1100 Berkshire Boulevard, Wyomissing, Pennsylvania. In December 1996 the Bank will close its office at 951 Rohrerstown Road, Lancaster, Pennsylvania.

         On June 26, 1996, The Registrant's Board of Directors approved the repurchase of up to 380,000 shares of its common stock to be used for general corporate purposes, including the Registrant's dividend reinvestment plan and stock option plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. At September 30, 1996, 30,000 shares have been repurchased under this repurchase program at an aggregate cost of $799,000. A prior repurchase program of 200,000 shares authorized in February 1994 was completed June 1996.

         On October 31, 1996, the Registrant paid a 5% stock dividend to shareholders of record as of the close of business on September 27, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL PENN BANCSHARES, INC.
                                                   (Registrant)


Dated:  November 12, 1996                 By /s/ Wayne R. Weidner
                                             ---------------------
                                             Wayne R. Weidner, Executive
                                                          Vice President

Dated:  November 12, 1996                 By /s/ Gary L. Rhoads
                                             -------------------
                                             Gary L. Rhoads, Principal
                                                     Financial Officer