Form 10-K405/A
period 1995-12-31
NATIONAL PENN BANCSHARES INC
filed 1997-02-27
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required], for the fiscal year ended December 31, 1995, or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [no fee required], for the transition period from ________ to ________.

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
                                                                    ========       ========       ========       ========



                      (This space intentionally left blank)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
National Penn Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Grant Thornton, LLP

Philadelphia, Pennsylvania
February 7, 1996



                                      53A

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL PENN BANCSHARES, INC.
                                        (Registrant)



February 26, 1997                       By /s/ Lawrence T. Jilk, Jr.
                                           Lawrence T. Jilk, Jr.
                                           President and
                                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

     Signatures                     Title


/s/ John H. Body                   Director                    February 26, 1997
John H. Body

                                   Director                    February 26, 1997
J. Ralph Borneman, Jr.

/s/ John J. Dau                    Director                    February 26, 1997
John J. Dau

/s/ Lawrence T. Jilk, Jr.          Director, President, and    February 26, 1997
Lawrence T. Jilk, Jr.              Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Patricia L. Langiotti          Director                    February 26, 1997
Patricia L. Langiotti

/s/ Kenneth A. Longacre            Director                    February 26, 1997
Kenneth A. Longacre

/s/ Randall J. Nester              Director                    February 26, 1997
Randall J. Nester

     Signatures                     Title

/s/ C. Robert Roth                 Director                    February 26, 1997
C. Robert Roth

/s/ Harold C. Wegman, D.D.S.       Director                    February 26, 1997
Harold C. Wegman, D.D.S.

/s/ Wayne R. Weidner               Director and Executive      February 26, 1997
Wayne R. Weidner                   Vice President

/s/ Gary L. Rhoads                 Treasurer (Principal        February 26, 1997
Gary L. Rhoads                     Financial and Accounting
                                   Officer)