Form 10-K405
period 1996-12-31
NATIONAL PENN BANCSHARES INC
filed 1997-03-28
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________.

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

         Common Stock ($2.50 par value)

         Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 14, 1997, was $157,688,377.

     As of March 14, 1997, the Registrant had 8,005,727 shares of Common Stock outstanding.

     Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 22, 1997 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

Part I

     Item 1    Business...................................................... 1
     Item 2.   Properties....................................................20
     Item 3.   Legal Proceedings.............................................21
     Item 4.   Submission of Matters to a Vote of Security
               Holders.......................................................21
     Item 4A.  Executive Officers of the Registrant..........................21

Part II

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters...................................23
     Item 6.   Selected Financial Data.......................................24
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................................26
     Item 8.   Financial Statements and Supplementary Data...................31
     Item 9.   Disagreements on Accounting and Financial
               Disclosure....................................................55

Part III

     Item 10.  Directors and Executive Officers of the
               Registrant....................................................54
     Item 11.  Executive Compensation........................................54
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management.........................................54
     Item 13.  Certain Relationships and Related
               Transactions..................................................54

Part IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.......................................54

                                     PART I


Item 1.  BUSINESS.

The Company

     National Penn Bancshares, Inc. (the "Company") is a Pennsylvania business corporation and bank holding company headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The Company owns all of the outstanding capital stock of National Penn Bank, formerly named National Bank of Boyertown ("NPB"). The Company was incorporated in January 1982. In addition, the Company has three wholly-owned nonbank subsidiaries engaged in activities related to the business of banking and has, indirectly through one of such subsidiaries, equity investments in three other banks or banking companies. At December 31, 1996, the Company and NPB had 578 full- and part-time employees.

National Penn Bank

     NPB is a national bank chartered under the National Bank Act. Prior to August 1, 1993, NPB's name was National Bank of Boyertown. On that date, the bank's name was changed to National Penn Bank. National Penn Bank also operates through Chestnut Hill National Bank ("CHNB Division") and 1st Main Line Bank ("1stMLB Division"), each a banking division of National Penn Bank. The CHNB Division was established in December 1993 after the Company's acquisition of Chestnut Hill National Bank; the 1stMLB Division was started in April 1995.

     At December 31, 1996, NPB conducted operations through 46 full-service branches and three loan production offices, of which two branches and one loan production office constitute the CHNB Division, and two branches constitute the 1stMLB Division.

     NPB is engaged in the commercial and retail banking business. NPB provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, interbank credit cards, and safe deposit and night depository facilities.

     In fourth quarter 1995, NPB began offering certain non-deposit (non-FDIC insured) investment products through unaffiliated third-party vendors.

Nonbank Subsidiaries

     The Company owns all of the outstanding capital stock of Investors Trust Company ("ITC"), a Pennsylvania-chartered trust company. ITC opened for business on June 20, 1994.

     The Company also owns all of the outstanding capital stock of National Penn Investment Company, a Delaware business corporation ("NPIC") that invests in and holds equity investments in other banks and bank holding companies (as discussed below), other equity investments, government and other debt securities, and other investment securities, as permitted by applicable law and regulations. NPIC began operations in January 1985. The Company also owns all of the outstanding capital stock of National Penn Life Insurance Company, an Arizona insurance company formed to reinsure credit life and accident and health insurance in connection with loans made by NPB. National Penn Life Insurance Company began operations in January 1985.

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

Supervision and Regulation

     Bank holding companies and banks operate in a highly-regulated environment and are regularly examined by Federal and state regulatory authorities. The following discussion concerns certain provisions of Federal and state laws and certain regulations and the potential impact of such provisions and regulations on the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.

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

     Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve, by regulation or by order, to be so "closely related to banking" as to be a "proper incident" thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related businesses.

     In February 1997, the Federal Reserve adopted a revised regulation concerning permissible nonbanking activities, effective April 21, 1997. This revised regulation provides fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

          (1) extending credit and servicing loans;

          (2) certain activities related to extending credit;

          (3) leasing personal or real property under certain conditions;

          (4) operating nonbank depository institutions, including savings associations;

          (5) trust company functions;

          (6) certain financial and investment advisory activities;

          (7) certain agency transactional services for customer investments, including securities brokerage activities;

          (8) certain investment transactions as principal;

          (9) management consulting and counseling activities;

          (10) certain support services, such as courier and printing services;

          (11) certain insurance agency and underwriting activities;

          (12) community development activities;

          (13) issuance and sale of money orders, savings bonds, and traveler's checks; and

          (14) certain data processing services.

     Depending on the circumstances, Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

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

     Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and NPB, at December 31, 1996, qualify as "well capitalized" under these regulatory standards.

     FDIC Insurance Assessments

     NPB is subject to FDIC deposit insurance assessments. These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations and are based on the risk classification of the depository institution.

     On August 8, 1995, the FDIC reduced the insurance assessment that BIF-member banks deemed to have the least risk (including NPB) had to pay on insured deposits to $.04 per $100 of deposits from the then current rate of $.23 per $100 of deposits, but continued SAIF premiums at the then current level of $.23 per $100 of deposits. Because NPB had acquired approximately $225 million of SAIF-insured deposits from savings associations from 1990 to the present, NPB continued to pay insurance assessments on these acquired deposits at $.23 per $100 of deposits. The reduction in rate on BIF-insured deposits to $.04 was retroactive to May 1, 1995. On January 1, 1996, the FDIC reduced the insurance assessment to zero for BIF-member banks in the least risk category.

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became effective. This Act recapitalized the SAIF through a one-time special assessment and provides for assessing BIF-insured deposits, as well as SAIF-insured deposits, to fund the Federal goverment's FICO bond payments. As a result, NPB paid a one-time assessment of $1,175,000 to the FDIC on November 30, 1996, and, effective January 1, 1997, NPB's insurance assessment rate for its SAIF-insured deposits became $.0644 per $100 of deposits and $.0129 per $100 of deposits for its BIF-insured deposits. Substantially all of these on-going assessments are to fund debt service on the FICO bonds. Beginning in 2000, BIF-insured deposits and SAIF-insured deposits will be assessed at the same rates to fund remaining debt service on the FICO bonds. The FICO bonds mature in 2017.

     Regulation of NPB

     The operations of NPB are subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. NPB's operations are also subject to regulations of the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve, and the FDIC.

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

     In September 1994, Federal legislation was enacted that is having a significant effect in restructuring the banking industry in the United States. See "Interstate Banking Legislation" herein. As a result, the operating environment for Pennsylvania-based financial institutions is becoming increasingly competitive.

     Additionally, the manner in which banking institutions conduct their operations may change materially if the activities in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage continue to increase, and if funding and investment alternatives continue to broaden, although the long-range effects of such changes cannot be predicted, with reasonable certainty, at this time. If these trends continue, they most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies. See "Proposed Legislation and Regulations" herein.

Interstate Banking Legislation

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;
(iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation is to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

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

     Overall, this Federal and state legislation is having the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Proposed Legislation and Regulations

     Because of concerns relating to the competitiveness and the safety and soundness of the banking industry, the U.S. Congress continues to consider a number of proposals for changing the structure, regulation, and competitive relationships of the nation's financial insitituions. These include proposals to require thrift institutions to convert to commercial bank charters, to alter the statutory separation of commerical and investment banking, to restrain the OCC from authorizing new business activities for national banks, and to further expand the powers of depository institutions, bank holding companies and their competitors. It cannot be predicted whether or in what form any of these proposals will be enacted or the extent to which the business of the Company may be affected thereby.

Interest Rate Swaps

     Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps be disclosed. See Note 11 to the Company's Consolidated Financial Statement included at Item 8 hereof. In 1996, the interest rate swaps to which NPB was a party had the effect of increasing the Company's net interest income by $1.5 million over what would have been realized had NPB not entered into the swap agreements. Should rates rise in 1997, the Company may recognize lower net interest income for the year than would have been recognized had NPB not entered into the interest rate swap agreements.

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







                     (This space intentionally left blank.)

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in Thousands)

                                                                              Year Ended December 31
                                                       1996                           1995                        1994
                                           Average             Average   Average            Average    Average              Average
                                           Balance   Interest   Rate     Balance    Interest  Rate     Balance   Interest    Rate
INTEREST EARNING ASSETS:
   Interest bearing deposits at banks       $1,186       $60    5.06%     $1,239        $76   6.13%     $2,184       $77      3.53%
                                         ---------   -------           ---------    -------            -------    ------
   U.S. Treasury                            86,751     5,976    6.89      99,374      7,321   7.37      96,231     7,446      7.74
   U.S. Government agencies                 75,461     5,478    7.26      71,957      5,136   7.14      47,192     3,530      7.48
   State and municipal*                     52,309     3,760    7.19      47,735      3,515   7.36      47,081     3,419      7.26
   Other bonds and securities               22,820     1,302    5.71      21,100      1,276   6.05      14,464       791      5.47
                                         ---------   -------           ---------    -------            -------    ------
     Total investments                     237,341    16,516    6.96     240,166     17,248   7.18     204,968    15,186      7.41
                                         ---------   -------           ---------    -------            -------    ------
   Federal funds sold                        3,817       162    4.24       1,929        114   5.91         708        27      3.81
                                         ---------   -------           ---------    -------            -------    ------
   Commercial loans and lease financing*   540,140    49,949    9.25     463,106     43,197   9.33     391,624    34,916      8.92
   Installment loans                       220,292    20,044    9.10     212,855     20,280   9.53     186,564    17,075      9.15
   Mortgage loans                          221,317    21,624    9.77     206,331     19,791   9.59     197,487    18,633      9.44
                                         ---------   -------           ---------    -------            -------    ------
     Total loans and leases                981,749    91,617    9.33     882,292     83,268   9.44     775,675    70,624      9.10
                                         ---------   -------           ---------    -------            -------    ------
     Total earning assets                1,224,093   108,355    8.85%  1,125,626    100,706   8.95%    983,535    85,914      8.74%
                                                     -------           ---------    -------                       ------
   Allowance for loan and lease losses     (21,671)                      (19,859)                      (18,503)
   Non-interest earning assets              84,758                        81,884                        76,071
                                        ----------                    ----------                    ----------
     Total assets                       $1,287,180                    $1,187,651                    $1,041,103
                                        ==========                    ==========                    ==========

INTEREST BEARING LIABILITIES:
   Interest bearing deposits              $820,728    34,331    4.18    $781,686     32,738   4.19    $722,657    22,825      3.16
   Securities sold under repurchase
    agreements and federal funds
    purchased                              157,182     8,083    5.14      94,375      5,613   5.95      55,569     2,531      4.55
   Short-term borrowings                     3,863       193    5.00      13,944      1,078   7.73       5,338       185      3.47
   Long-term borrowings                     53,424     3,411    6.38      75,392      4,406   5.84      56,555     3,308      5.85
                                         ---------   -------           ---------    -------            -------    ------
     Total interest bearing liabilities  1,035,197    46,018    4.45%    965,397     43,835   4.54%    840,119    28,849      3.43%
                                                     -------                        -------                       ------
   Non-interest bearing deposits           128,002                       113,442                       104,609
   Other non-interest bearing
    liabilities                             15,463                        14,529                        11,831
                                        ----------                    ----------                    ----------
     Total liabilities                   1,178,662                     1,093,368                       956,559
   Equity capital                          108,518                        94,283                        84,544
                                        ----------                    ----------                    ----------
     Total liabilities and equity
      capital                           $1,287,180                    $1,187,651                    $1,041,103
                                        ==========                    ==========                    ==========
   INTEREST RATE SPREAD**                             62,337    5.09%               $56,871   5.05%              $57,065      5.80%
                                                      ======                        =======                      =======

*    Full taxable equivalent basis, using a 35% effective tax rate.
** Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include nonaccruing loans.
Fee income included.

Interest Rate Sensitivity Analysis

     Information with respect to interest rate sensitivity of the Company's assets and liabilities is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Investment Portfolio

     A summary of securities available for sale and securities held to maturity at December 31, 1996, 1995, and 1994 follows (in thousands).

                                          1996                    1995                   1994
                                             Estimated               Estimated                Estimated
                                 Amortized     Fair     Amortized      Fair     Amortized       Fair
                                   Cost        Value       Cost        Value       Cost         Value
Securities available for sale
 U.S. Treasury and U.S.
   Government agencies           $108,569    $111,611    $102,357    $107,859    $ 39,055    $ 37,480
 State and municipal               49,485      49,621      45,712      46,836      45,694      41,918
 Other bonds                        1,184       1,198       2,727       2,751       2,144       2,104
 Mortgage-backed securities        50,594      51,785      63,316      65,029      42,527      40,746
 Marketable equity securities
   and other                       20,216      22,599      16,667      18,427      15,823      16,625
                                 --------    --------    --------    --------    --------    --------
 Totals                          $230,048    $236,814    $230,779    $240,902    $145,243    $138,873
                                 ========    ========    ========    ========    ========    ========

                                        1996                  1995                    1994
                                           Estimated              Estimated              Estimated
                                Amortized    Fair     Amortized     Fair      Amortized    Fair
                                   Cost      Value       Cost       Value       Cost       Value
Securities held to maturity
 U.S. Treasury and U.S.
   Government agencies           $    --    $    --    $     --    $     --    $76,607    $75,340
 State and municipal                  --         --          --          --      7,388      7,144
 Other bonds                          --         --          --          --      1,018      1,002
 Mortgage-backed securities           --         --          --          --     14,216     13,973
 Marketable equity securities
   and other                          --         --          --          --         --         --
                                 -------    -------    --------    --------    -------    -------
 Totals                          $    --    $    --    $     --    $     --    $99,229    $97,459
                                 =======    =======    ========    ========    =======    =======

                     Investment Securities Yield by Maturity



The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1996, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


      Securities Available for Sale Yield by Maturity at December 31, 1996

Securities available for sale at market value
(Dollars in thousands)
                                                       After 1 But          After 5 But
                                    Within 1 Year     Within 5 Years      Within 10 Years    After 10 Years          Total
                                   Amount   Yield     Amount   Yield      Amount    Yield    Amount   Yield    Amount      Yield
U.S. Treasury and U.S.
  Government agencies            $  7,840    8.94%   $39,885    6.85%     $63,441    7.24%     $444   6.53%    $111,610     7.22%
State and municipal                   501   11.92%     3,347    7.66%      42,203    7.43%    3,571   7.31%      49,622     7.48%
Other bonds                           943    7.06%       255    7.05%         ---     ---%      ---    ---%       1,198     7.06%
Mortgage-backed securities            ---     ---%     5,685    6.95%       8,631    7.70%   37,469   6.98%      51,785     7.10%
Marketable equity securities
  and other                           ---     ---%       ---     ---%         ---      --%   18,427    ---%      18,427       --%
                                 --------    ----    -------    ----     --------    ----   -------   ----     --------     ----
Total                            $  9,284    8.91%   $49,172    6.92%    $114,275    7.34%  $64,083   4.53%    $236,814     6.56%
                                 ========    ====    =======    ====     ========    ====   =======   ====     ========     ====

Loan Maturity and Interest Rate Sensitivity

     Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 1996, are summarized below:

                   Remaining Maturity* - At December 31, 1996

                                                After One
                                One Year         Year to          After
                                 or Less        Five Years      Five Years        Total
                                                       (In Thousands)
Commercial and Industrial
  Loans                          $ 63,152        $ 48,627        $ 14,525        $126,304
Loans for Purchasing and
  Carrying Securities                 153             118              35             306
Loans to Financial
  Institutions                        227             174              52             453
Real Estate Loans:
  Construction and Land
    Development                    42,468              --              --          42,468
                                 --------        --------        --------        --------
                                 $106,000        $ 48,919        $ 14,612        $169,531
                                 ========        ========        ========        ========

* Demand loans, past-due loans, and overdrafts are reported in "One Year or Less." Construction real estate loans are reported maturing in "One Year or Less" because of their short-term maturity or index to Prime Rate. An immaterial amount of loans have no stated schedule of repayments.


     Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 1996, are summarized below:

                                  After One
                                  Year to           After
                                 Five Years      Five Years
                                      (In Thousands)

Predetermined Interest Rate        $48,430        $14,612

Floating Interest Rate                 489             --
                                   -------        -------

  Total                            $48,919        $14,612
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

Loan Portfolio

     The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 1996:

                                                                    December 31,
                                    1996              1995             1994               1993             1992
                                                                  (In Thousands)
Commercial and Industrial
  Loans                          $  126,304        $   99,765        $   79,726        $   68,599        $   58,936

Loans for Purchasing and
  Carrying Securities                   306               478               778             1,008             1,171

Loans to Financial
  Institutions                          453               589               821             2,063             2,286

Real Estate Loans:
  Construction and Land
    Development                      42,468            42,978            31,760            22,690            22,074

  Residential                       564,748           526,577           472,227           428,540           350,261

  Other                             302,787           256,956           228,911           191,875           145,995

Loans to Individuals                 14,014            11,722            16,389            22,963            22,780

Lease Financing
  Receivables                            --                --                --                27               458
                                 ----------        ----------        ----------        ----------        ----------

  Total                          $1,051,080        $  939,065        $  830,612        $  737,765        $  603,961
                                 ==========        ==========        ==========        ==========        ==========

Risk Elements

     The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio.

     In determining income from loans, including consumer and residential mortgage loans, the Company generally adheres to the policy of not accruing interest on a loan on which default of principal or interest has existed for a period of 90 days or more. A loan past due 90 days or more remains on accrual only if the loan is fully secured and in the process of collection. When a loan reaches nonaccrual status, any interest accrued but unpaid on it, if payment is considered questionable, is reversed and charged against current income. Thereafter, until such time as the loan becomes current, interest is included in income only to the extent it is received in cash.

     Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 1996, and an immaterial amount of such loans at the end of prior years.

     Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans. When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

     Other real estate owned decreased in 1996 due primarily to properties acquired through bank acquisition having substantially been resolved through sales.

     The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 1996:

                                                             December 31,
                                   1996           1995           1994           1993          1992

Nonaccrual Loans                 $ 8,722        $ 7,257        $ 9,328        $ 8,698        $ 8,848

Loans Past Due 90 or
  More Days as to
  Interest or Principal            3,649          1,764          2,114          2,349          2,168

Restructured Loans                                   --             --             --             --

Total Nonperforming
  Loans                           12,371          9,021         11,442         11,047         11,016
Other Real Estate Owned              319            760          2,047          3,122          2,825
                                 -------        -------        -------        -------        -------

Total Nonperforming
  Assets                         $12,690        $ 9,781        $13,489        $14,169        $13,841
                                 =======        =======        =======        =======        =======

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans         $ 1,039        $   961        $ 1,517        $   804        $   802

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans             834            656          1,031            160            336
                                 -------        -------        -------        -------        -------

Net Impact on Interest
  Income of Nonperforming
  Loans                          $   205        $   305        $   486        $   644        $   466
                                 =======        =======        =======        =======        =======

     At December 31, 1996, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 12 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

     At December 31, 1996, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

     At December 31, 1996, the Company had no loans that are considered highly-leveraged transactions under applicable regulations, although the Company had approximately $9,948,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Possible Loan and Lease Losses

     A detailed analysis of the Company's allowance for loan and lease losses for the five years ended December 31, 1996, is shown below:

                                                                   December 31,
                                      1996            1995             1994           1993             1992

Balance at Beginning of Year         $20,366         $19,310         $17,909         $12,448         $10,593

Charge-offs:

  Commercial and Industrial
    Loans                                289             544             679             478           2,518
  Real Estate Loans:

    Construction and Land
      Development                         --             366             125             552             514

    Residential                        1,242             882             941           1,055             813

    Other                                392             932             435             596             914

  Loans to Individuals                   422             785             822             728              89

  Lease Financing Receivables             --              --              --               3           1,146
                                     -------         -------         -------         -------         -------

    Total Charge-offs                $ 2,345         $ 3,509         $ 3,002         $ 3,412         $ 5,994
                                     -------         -------         -------         -------         -------

Recoveries:

  Commercial and Industrial
    Loans                                110             365             190             141             643

  Real Estate Loans:

    Construction and Land
      Development                        131             148              47              58             290

    Residential                          182             491             494             383             166
    Other                                235             124             155             448             495

  Loans to Individuals                   167             237             313             428              21

  Lease Financing Receivables                                              4              10               9
                                     -------         -------         -------         -------         -------
    Total Recoveries                 $   825         $ 1,365         $ 1,203         $ 1,468         $ 1,624
                                     -------         -------         -------         -------         -------

Net Charge-offs                      $ 1,520         $ 2,144         $ 1,799         $ 1,944         $ 4,370
                                     -------         -------         -------         -------         -------

Provisions Charged to Expense          3,900           3,200           3,200           5,145           6,225
Adjustments:

  Changes Incident to Mergers
  and Absorptions, Net                    --              --              --           2,260              --
                                     -------         -------         -------         -------         -------

Balance at End of Year               $22,746         $20,366         $19,310         $17,909         $12,448
                                     =======         =======         =======         =======         =======
Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                     0.15%           0.24%           0.23%           0.30%           0.77%
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

     It is management's practice to review the allowance for loan and lease losses regularly to determine whether additional provision should be made after considering the factors noted above. In 1996, the provision was increased due to current loan quality, economic conditions, and net loan charge-offs in 1996.

     The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 1996 totalled $1,349,000, or 58% of the gross charge-off amount of $2,345,000, as compared to $1,383,000, or 39% of the gross charge-off amount of $3,509,000 in 1995. Partial charge-offs represented .1% and .2% of average total loans for 1996 and 1995, respectively

          The year end 1996, 1995, 1994, 1993, and 1992 allocation of the allowance for loan and lease losses, and the percent of loans in each category to total loans, is illustrated in the following table (dollars in thousands):


            Allocation of the Allowance for Loan and Lease Losses (1)

                                                 1996                1995               1994             1993             1992
                                                     % Loan             % Loan             % Loan            % Loan          % Loan
                                                     Type to            Type to            Type to           Type to         Type to
                                                     Total              Total              Total             Total           Total
                                        Allowance    Loans   Allowance  Loans   Allowance  Loans  Allowance  Loans Allowance Loans
Commercial and Industrial loans         $  3,229     12.0%     $ 2,547   10.6%   $ 1,289    9.6%    $1,689    9.3%  $880      9.8%
Loans for purchasing and carrying
  securities                                 ---      0.1%         ---    0.1%       ---    0.1%       ---    0.1%     ---    0.2%
Loans to financial institutions              ---      0.1%         ---    0.1%       ---    0.1%       ---    0.3%     ---    0.4%
Real estate loans:
  Construction and land development        1,458      4.0%         644    4.5%     2,294    3.8%     1,016    3.1%     773    3.7%
  Residential                              4,764     53.7%       4,595   56.1%     3,841   56.8%     3,325   58.1%   3,500   58.0%
  Other                                    7,905     28.8%       6,548   27.4%     3,708   27.6%     4,732   26.0%   4,229   24.1%
Loans to individuals                       2,296      1.3%       2,296    1.2%     1,462    2.0%     1,456    3.1%     616    3.7%
Lease financing receivables                  ---       --          ---   ----    -------    ---        ---   ----      ---    0.1%
Unallocated                                3,094      N/A        3,736    N/A      6,716    N/A      5,691    N/A    2,450    N/A
                                        --------    -----      -------   ----    -------  -----    -------   ----  -------  -----
                                        $ 22,746    100.0%     $20,366  100.0%   $19,310  100.0%   $17,909  100.0% $12,448  100.0%
                                        ========    =====      =======  =====    =======  =====    =======  =====  =======  =====

(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

----------------------
     The Company regards the allowance as a general allowance which is available to absorb losses from all loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge- offs in future periods will occur in these amounts or in these proportions.

Historical Statistics

     The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for possible loan and lease losses:

                                                         December 31,
                               1996            1995          1994           1993            1992
                                                        (In Thousands)

Average Total Loans         $  981,749     $  882,292     $  775,675     $  643,188     $  565,659

Total Loans at Year End      1,051,080        939,065        830,612        737,765        603,961

Net Charge-offs                  1,520          2,144          1,799          1,944          4,370

Allowance for Possible
  Loan and Lease Losses
  at Year End                   22,746         20,366         19,310         17,909         12,448

                                               Year Ended December 31,
                                  1996        1995      1994       1993        1992
Ratios

Net Charge-offs to:
  Average Total Loans              0.15%      0.24%     0.23%      0.30%      0.77%

  Total Loans at Year End          0.14       0.23      0.22       0.26       0.72

  Allowance for Possible
    Loan and Lease Losses          6.68      10.53      9.32      10.85      35.11

Allowance for Possible
  Loan and Lease Losses to:

  Average Total Loans              2.32       2.31      2.49       2.78       2.20

  Total Loans at Year End          2.16       2.17      2.32       2.43       2.06



                     (This space left intentionally blank.)

Deposit Structure

     The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 1996:

                                            Year Ended December 31,
                              1996                   1995                       1994
                                               (Dollars in Thousands)
                      Average      Average    Average      Average     Average      Average
                      Amount         Rate      Amount        Rate       Amount        Rate
Noninterest-
  Bearing Demand
  Deposits           $128,002         ---%    $113,442         ---%    $104,609         ---%

Savings Deposits      326,902        1.82      345,176        2.26      394,508        2.01

Time Deposits*        493,826        5.75      436,510        5.71      328,149        4.54
                     --------                 --------                 --------

  Total              $948,730        3.62     $895,128        3.66     $827,266        2.76
                     ========                 ========                 ========


* Included are average time deposits, issued in the amount of $100,000 or more, of $97,115,000 in 1996, $89,881,000 in 1995, and $65,630,000
          in 1994.

     The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 1996. The Company has no other time deposits of $100,000 or more as of December 31, 1996.

          Maturity                  Amount of Time Certificates of Deposit
                                             (In Thousands)
          3 months or less                       $27,960
          Over 3 through 6 months                 11,130
          Over 6 through 12 months                23,766
          Over 12 months                          34,259
                                                 -------
          Total                                  $97,115
                                                 =======

Short-Term Borrowings

     Information with respect to the Company's short-term borrowings is set forth in footnote 6 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.



                     (This space left intentionally blank.)

Financial Ratios

     The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                                      Year Ended December 31,
                                               1996           1995             1994
Earnings Ratios

Net Income on:
  Average Earning Assets                       1.38%           1.37%           1.49%

  Average Total Assets                         1.31            1.30            1.41

  Average Shareholders' Equity                16.10           16.30           17.30

Net Operating Income Before
  Securities and Mortgage
  Transactions and Cumulative
  Effect of a Change in
  Accounting for Income Taxes on:

    Average Earning Assets                     1.38            1.34            1.52

    Average Total Assets                       1.31            1.27            1.44

    Average Shareholders' Equity              15.54           16.05           17.67

Liquidity and Capital Ratios

Average Shareholders' Equity
  to Average Earning Assets                    8.87%           8.38%           8.60%

Average Shareholders' Equity
  to Average Total Assets                      8.43            7.94            8.12

Dividend Payout Ratio                         41.50           40.70           36.50

Tier 1 Leverage Ratio                          7.83            7.59            7.35

Tier 1 Risk-Based Ratio                       10.82           10.97           10.85

Total Risk-Based Capital Ratio                12.09           12.23           12.11



                     (This space left intentionally blank.)

     The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 1996 and 1995. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                             Year Ended December 31,
                                             1996 over 1995 (1)                     1995 over 1994 (1)
Increase (decrease) in:            Volume         Rate         Total         Volume        Rate           Total
Interest income:
Interest bearing deposits
  at banks                        ($     3)     ($    13)     ($    16)     ($    33)     $     32      ($     1)
Securities:
  U.S. Treasury and
  U. S. Government agencies           (663)         (340)       (1,003)        2,138          (657)        1,481
  State and municipal                  337           (92)          245            47            49            96
  Other bonds and securities           104           (78)           26           361           124           485
                                  --------      --------      --------      --------      --------      --------
    Total securities                  (222)         (510)         (732)        2,546          (484)        2,062
                                  --------      --------      --------      --------      --------      --------
Federal funds sold                     112           (64)           48            47            40            87
Loans:
  Commercial loans and
    lease financing                  7,185          (433)        6,752         6,373         1,908         8,281
  Installment loans                    709          (945)         (236)        2,406           799         3,205
  Mortgage loans                     1,437           396         1,833           834           324         1,158
                                  --------      --------      --------      --------      --------      --------
    Total loans                      9,331          (982)        8,349         9,613         3,031        12,644
                                  --------      --------      --------      --------      --------      --------
    Total interest income         $  9,218      ($ 1,569)     $  7,649      $ 12,173      $  2,619      $ 14,792
                                  ========      ========      ========      ========      ========      ========
Interest expense:
Interest bearing deposits            1,635           (42)        1,593         1,864         8,049         9,913
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased          3,735        (1,265)        2,470         1,767         1,315         3,082
  Short-term borrowings               (779)         (106)         (885)          298           595           893
  Long-term borrowings and
    subordinated capital note       (1,284)          289          (995)        1,100            (2)        1,098
                                  --------      --------      --------      --------      --------      --------
      Total borrowed funds           1,672        (1,082)          590         3,165         1,908         5,073
                                  --------      --------      --------      --------      --------      --------
      Total interest expense      $  3,307      ($ 1,124)     $  2,183      $  5,029      $  9,957      $ 14,986
                                  ========      ========      ========      ========      ========      ========
Increase (decrease) in
  net interest income             $  5,911      ($   445)     $  5,466      $  7,144      ($ 7,338)     ($   194)
                                  ========      ========      ========      ========      ========      ========

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2.  PROPERTIES.

     The Company does not own or lease any property. As of December 31, 1996, NPB owns 37 properties in fee and leases 33 other properties. The properties owned in fee, at such date, were not subject to any major liens, encumbrances, or collateral assignments.

     The principal office of the Company and of NPB is owned in fee and is located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The principal office of NPB's CHNB Division is leased and is located at 9 West Evergreen Avenue, Chestnut Hill, Philadelphia, Pennsylvania 19118. The principal office of NPB's 1stMLB Division is leased and is located at 528 East Lancaster Avenue, St. Davids, Pennsylvania 19087.

     NPB presently has 49 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, Northampton, and Philadelphia.

     In addition to its branches, NPB presently leases three properties at which it operates loan production offices, and owns or leases 42 automated teller machines located throughout the eight-county area, all of which are located at bank branch locations, except for ten that are "free-standing" (not located at a branch).

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The principal executive officers of the Company, as of the date hereof, are as follows:

                                           Principal Business Occupation
Name                          Age          During the Past Five Years

Lawrence T. Jilk, Jr.          58          President and Chief Executive Officer
                                           of the Company since January 1990,
                                           and President of the Company from
                                           April 1988 to January 990. Also,
                                           Chairman of NPB.

Wayne R. Weidner               54          Executive Vice President of the
                                           Company since April 1990, and
                                           Treasurer of the Company from 1983 to
                                           1990. Also, Chief Executive Officer
                                           and President of NPB.

William H. Sayre               63          Vice Chairman of NPB since April
                                           1995. Executive Vice President of NPB
                                           from August 1992 to April 1995. Prior
                                           thereto, President of Sayre
                                           Associates, Inc. (bank consulting
                                           firm) from January 1991 to July 1992,
                                           and Executive Vice President and
                                           Chief Credit Policy Officer of
                                           Fidelity Bank, N.A. from 1988 to
                                           December 1990.

Russell J. Kunkel              54          Vice Chairman of NPB since April
                                           1996. Prior thereto, Vice Chairman of
                                           Meridian Bancorp, Inc., and Meridian
                                           Bank from 1985 to 1995, and President
                                           and CEO of Meridian Mortgage
                                           Corporation from 1992 to 1995.

Sandra L. Spayd                53          Secretary of the Company, and Senior
                                           Vice President and Corporate
                                           Secretary of NPB.

Gary L. Rhoads                 42          Treasurer of the Company, and Senior
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







                     (This space intentionally left blank.)

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NPBC.

     The following table reflects the high and low sales prices reported for the Common Stock, and the cash dividends declared on the Common Stock, for the periods indicated, after giving retroactive effect to 5% stock dividends paid on October 31, 1996, and on October 31, 1995.

                          MARKET VALUE OF COMMON STOCK

                                                     1996
                                              High           Low
          lst Quarter                        24 1/2         22 5/8
          2nd Quarter                        26 1/4         22 7/8
          3rd Quarter                        26 1/2         25
          4th Quarter                        27 1/2         25 1/2


                                                     1995
                                              High           Low
          lst Quarter                        23 5/8         21 1/8
          2nd Quarter                        24 3/4         22 1/4
          3rd Quarter                        26 1/2         22 1/2
          4th Quarter                        27 1/8         23 1/8

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              1996             1995
          lst Quarter                        $.22              $.19
          2nd Quarter                         .22               .20
          3rd Quarter                         .23               .21
          4th Quarter                         .24               .21


                     (This space intentionally left blank.)

Item 6.  SELECTED FINANCIAL DATA.

                          FIVE-YEAR STATISTICAL SUMMARY
                  (Dollars in thousands, except per share data)

Year Ended                                               1996            1995            1994            1993            1992
STATEMENTS OF CONDITION
Total assets                                           1,358,013      $1,251,378      $1,137,174      $  933,736      $  775,888
Total deposits                                           980,808         914,890         864,640         748,229         631,186
Loans and leases, net                                  1,028,334         918,699         811,302         719,856         591,513
Total investments                                        236,814         240,902         238,102         144,488         129,794
Total shareholders' equity                               114,721         106,615          84,871          82,222          70,700
Book value per share*                                      14.34           13.37           10.78           10.37            9.05
Realized book value per share**                            13.79           12.54             n/a             n/a             n/a
Percent shareholders' equity to assets                      8.45%           8.52%           7.46%           8.81%           9.11%
Trust assets                                             411,916         401,532         313,898         286,710         232,658

EARNINGS
Total interest income                                 $  106,558      $   99,020      $   84,259      $   71,272      $   69,073
Total interest expense                                    46,018          43,836          28,848          23,839          26,699
                                                      ----------      ----------      ----------      ----------      ----------
  Net interest income                                     60,540          55,184          55,411          47,433          42,374
Provision for loan and lease losses                        3,900           3,200           3,200           5,145           6,225
                                                      ----------      ----------      ----------      ----------      ----------
  Net interest income after provision
   for loan and lease losses                              56,640          51,984          52,211          42,288          36,149
Other income                                               9,088           7,608           5,409           4,931           4,494
Other expenses                                            41,258          37,542          36,914          28,629          23,846
                                                      ----------      ----------      ----------      ----------      ----------
  Income before income taxes                              24,470          22,050          20,706          18,590          16,797
Income taxes                                               7,548           6,668           6,057           5,782           5,484
                                                      ----------      ----------      ----------      ----------      ----------
  Income before cumulative effect of
    change in accounting for income taxes                 16,922          15,382          14,649          12,808          11,313
Cumulative effect on prior years
  (to January 1, 1993) of change in
  accounting for income taxes                                 --              --              --             500              --
                                                      ----------      ----------      ----------      ----------      ----------
  Net income                                          $   16,922      $   15,382      $   14,649      $   13,308      $   11,313
                                                      ==========      ==========      ==========      ==========      ==========
Cash dividends paid                                   $    7,025      $    6,263      $    5,344      $    4,405      $    3,750
Return on average assets                                    1.31%           1.30%           1.41%           1.60%           1.50%
Return on average shareholders' equity                      15.6%           16.3%           17.3%           17.4%           17.1%
Return on average realized shareholders' equity**           16.1%           16.3%            n/a             n/a             n/a

PER SHARE DATA*
Income per common share before cumulative
  effect of change in accounting for
  income taxes                                        $     2.12      $     1.94      $     1.85      $     1.63      $     1.45
Cumulative effect on prior years to
  (January 1, 1993) of change in
  accounting for income taxes                                 --              --              --            0.06              --
Net income                                                  2.12            1.94            1.85            1.69            1.45
Dividends paid in cash                                      0.88            0.79            0.68            0.56            0.48
Dividends paid in stock                                        5%              5%              5%              7%              5%
                                                                                                                    plus 2-for-1
                                                                                                                     stock split
SHAREHOLDERS AND STAFF
Average shares outstanding*                            7,994,472       7,927,739       7,905,457       7,861,097       7,775,333
 Shareholders                                              2,750           2,823           2,787           2,701           2,531
 Staff - Full-time equivalents                               578             517             559             449             368

     * Restated to reflect 5% stock dividends in 1996, 1995, and 1994, a 7% stock dividend in 1993, and a 2-for-1 stock split and a 5% stock dividend in 1992.
     **   Excluding unrealized gain (loss) on securities available for sale.

The unaudited quarterly results of the Company's operations in 1996 and 1995 are included in footnote 19 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.











                     (This space intentionally left blank.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings results of operations of the Company with a primary focus on the Company's performance.

                               FINANCIAL CONDITION

     During 1996 total assets increased to $1,358.0 million, an increase of $106.6 million or 8.52% over the $1,251.4 million at year-end 1995. Total assets at the end of 1995 increased $114.2 million or 10.0% over the $1,137.2 million at year-end 1994.

     Total cash and cash equivalents increased $.8 million or 1.9% in 1996 compared to 1995 versus an increase of $7.1 million or 20.6% in 1995 compared to 1994. The increase in 1995 is due to an increased number of branch locations requiring vault cash, as well as a higher level of interest bearing deposits in banks.

     Net loans and leases increased to $1,028.3 million during 1996, an increase of $109.6 million or 11.9% compared to 1995. Net loans increased $107.4 million in 1995 or 13.2% compared to 1994. Loan growth in 1996 was primarily the result of favorable local economic conditions and the investment of deposits from new branch locations. Residential mortgages originated for immediate resale during 1996 amounted to $21.9 million. For 1996 the Company's credit quality is reflected by the ratio of net charge-offs to average loans of .15%, and the level of non-performing loans to total loans of 0.83%. The Company has no significant exposure to energy and agricultural-related loans. Non-performing loans in 1995 were .96% of total loans.

     Investments, which are the Company's secondary use of funds, decreased $4.1 million or 1.7% to $236.8 million at year-end 1996. In 1995, the investment portfolio reflected an increase of $2.8 million or 1.2% compared to 1994. The small decrease in 1996 was due to investment purchases of $63.7 million, which were more than offset by calls and maturities of securities, securities sales and payments on mortgage-backed securities. At year-end 1995, the FASB provided a one-time window of opportunity for reclassifying investments accounted for under Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, the Company designated its entire investment portfolio as available for sale. Changes in the market value of these securities are accounted for, net of tax, as an adjustment to shareholder's equity. Because SFAS 115 explicitly allows for a held to maturity category for investment securities, reclassifications from the held to maturity category that resulted from the one-time reassessment will not call into question the intent of the Company to hold investment securities to maturity in the future. Proceeds from the sale of investment securities in 1996 were $39.2 million, on which a net gain of $591,000 was recognized.

     As the primary source of funds, aggregate deposits of $980.8 million increased $65.9 million or 7.2% compared to 1995. Deposits of $914.9 million increased $50.3 million in 1995 or 5.8% compared to 1994. In addition to deposits, growth in earning assets has been funded somewhat through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term borrowings. In the aggregate, these funds totaled $248.0 million at the end of 1996, a $33.5 million or 15.6% increase compared to 1995. The 1995 amount of borrowings and purchased funds of $214.5 million represented an increase of $38.5 million or 21.9% compared to 1994.

     Shareholders' equity increased by $8.1 million or 7.6% in 1996 to $114.7 million. This increase was due primarily to the retention of earnings and reinvestment of cash dividends under the Company's dividend reinvestment plan. Cash dividends paid in 1996 increased $762,000 or 12.2% compared to the cash dividends paid in 1995 which increased $919,000 or 17.2% compared to cash dividends paid in 1994. Earnings retained in 1996 were 58.5% compared to 59.3% in 1995.

                              RESULTS OF OPERATIONS

     Net income for 1996 of $16.9 million was 10.0% more than the $15.4 million reported in 1995. The 1995 amount was 5.0% more than the $14.6 million in 1994. On a per share basis, net income was $2.12, $1.94 and $1.85 for 1996, 1995 and 1994, respectively.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $5.4 million or 9.7% to $60.5 million in 1996 from the 1995 amount of $55.2 million. The increase in interest income is a result of growth in average loans outstanding and higher rates on loans that were partially offset by growth in average deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting the earnings potential. In 1996, the Company's prime rate was 8.50% through January 31, 1996. On February 1, 1996, the prime rate changed to 8.25%. In 1995, the Company's prime rate was 8.50% through January 31, 1995. From February 1, 1995 through July 6, 1995, the prime rate was 9.00%. From July 7, 1995 to December 20, 1995, the prime rate was 8.75%. On December 21, 1995 the prime rate was 8.50% through year end. Net interest income in 1995 decreased $227,000 or 0.4% to $55.2 million from 1994 due primarily to a significant increase in the cost of interest bearing liabilities that was only partially offset by a higher yield on total interest earning assets. Interest expense during 1996 increased $2.2 million or 5.0% compared to the prior year due to higher interest rates on deposits and short-term borrowings. Interest expense during 1995 increased $15.0 million or 52.0% compared to 1994. Despite the current stable rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $700,000 to $3,900,000 for 1996. The provision for loan and lease losses was $3,200,000 for both 1995 and 1994. The allowance for loan and lease losses of $22.7 million at year-end 1996 and $20.4 million at year-end 1995 as a percentage of total loans was 2.2% for both 1996 and 1995, respectively. Net loan charge-offs of $1,520,000, $2,144,000 and $1,799,000 during 1996, 1995 and
1994, respectively, continue to be comparable with those of the Company's peers.

     The increase in other income in 1996 compared to 1995 was $1,480,000 or 19.5% and was due to increased service charges on deposit accounts of $717,000, increased trust income of $543,000, increased other service charges and fees of $241,000, and increased equity in undistributed net earnings of affiliates of $103,000. Net gains on sales of investment securities and mortgages decreased $124,000 in 1996 compared to 1995. The increase in other income in 1995 compared to 1994 was $2.2 million or 40.7% and was due to a gain on the sale of securities and mortgages of $388,000 versus a loss on same of $445,000 in 1994, increased other service charges and fees of $637,000, increased trust income of $389,000, increased service charges on deposit accounts of $188,000, and increased equity in undistributed net earnings of affiliates of $152,000. Sales of investment securities in 1995 and 1994 totaled $39.2 million and $6.9 million, respectively. "Total other expenses" increased $3,716,000 or 9.9% in 1996 when compared to 1995. By category, the Company's "salaries, wages and employee benefits" increased $1,995,000, "other operating" expenses increased $1,413,000, and "net premises and equipment" increased $816,000 while "FDIC assessment" decreased $508,000 due to lower FDIC insurance premiums on all commercial bank deposits partially offset by a one-time FDIC assessment in the amount of $1,175,000 on approximately $225 million of thrift deposits acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association. "Total other expenses" increased $628,000 or 1.7% in 1995 when compared to 1994. By category, the Company's "salaries, wages and employee benefits" increased $1,231,000; "net premises and equipment" increased $458,000; "FDIC assessment" decreased $86,000; and "other operating" expenses decreased $975,000. For 1996 and 1995, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income.

     Income before income taxes increased by $2,420,000 or 11.0% compared to 1995 when income before income taxes increased by $1,344,000 or 6.5% compared to 1994. The increase in income taxes for both years is due to higher pre-tax income levels.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $94.9 million during 1996. Long-term liquidity and funding needs were met in 1996 by the use of additional long-term borrowings in the amount of $4.5 million from the Federal Home Loan Bank to fund longer term assets. For cash flow information regarding liquidity, please refer to the Company's Consolidated Statements of Cash Flows included herein.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at December 31, 1996:

                                                    Repricing Periods
                                    Within      Three Months      One Year
                                     Three         Through         Through         Over
                                     Months        One Year       Five Years    Five Years
Assets                                                 (In thousands)
 Interest bearing deposits
  at banks                         $   1,802      $      --      $      --      $      --
 Investment securities(1)             25,066         24,041        106,302         81,405
 Loans and leases(1)                 295,020        143,747        432,173        157,394
 Other assets                          2,855             --             --         88,208
                                   ---------      ---------      ---------      ---------
                                     324,743        167,788        538,475        327,007
                                   ---------      ---------      ---------      ---------
Liabilities and equity
 Non-interest bearing deposits       145,107             --             --             --
 Interest bearing deposits(2)        233,065        160,923        213,425        228,288
 Borrowed funds                      208,352          1,000          5,110         33,575
 Other liabilities                        --             --             --         14,447
 Hedging instruments                  90,000        (10,000)       (80,000)            --
 Shareholders' equity                     --             --             --        114,721
                                   ---------      ---------      ---------      ---------
                                     676,524        151,923        138,535        391,031
                                   ---------      ---------      ---------      ---------

Interest sensitivity gap            (351,781)        15,865        399,940        (64,024)
                                   ---------      ---------      ---------      ---------

Cumulative interest rate
   sensitivity gap                 ($351,781)     ($335,916)     $  64,024      $      --
                                   =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 1996. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.



(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 25.2% of these deposits are considered repriceable within three months and 74.2% are considered repriceable in the over five years category.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling interest rate environment and would decrease in a rising interest rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval of within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

     The Company anticipates that short-term interest rate levels may fall in 1997. Given this assumption, the Company's asset/liability strategy for 1997 is to remain in a negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year so that the impact of a falling rate environment will not have a negative impact on net interest income and will not be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                                      1996              1995             1994
CAPITAL LEVELS
  Tier 1 leverage ratio                               7.83%             7.59%            7.35%
  Tier 1 risk-based ratio                            10.82             10.97            10.85
  Total risk-based ratio                             12.09             12.23            12.11

CAPITAL PERFORMANCE
  Return on average assets                            1.31              1.30             1.41
  Return on average equity                           15.60             16.30            17.30
  Earnings retained                                  58.50             59.30            63.50
  Internal capital growth                             7.60             25.60             3.20

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1996, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

     The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Company.

     In June 1996, the Company's Board of Directors approved the repurchase of up to 380,000 shares of its common stock to be used for general corporate purposes, including the Company's dividend reinvestment and stock option plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. At December 31, 1996, a total of 38,050 shares have been repurchased at an aggregate cost of $942,000. A prior repurchase program of 200,000 shares authorized in February 1994 was completed in June 1996.

                                 FUTURE OUTLOOK

     For 1997, FDIC insurance premiums have been reduced on approximately $225 million of the Company's deposits at branches acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association to an annual rate of 6.44 cents per hundred dollars of deposits, more comparable to the 1.29 cents per hundred dollars of deposits now charged on commercial bank deposits. This is the result of the FDIC recapitalizing the Savings Association Insurance Fund through one-time assessments on all financial institutions owning thrift deposits. The Company's one-time assessment paid to this fund on November 30, 1996 amounted to $1,175,000, and will result in lower FDIC costs in 1997.

     In 1997, the Company intends to open up to three new supermarket branches and possibly one new full service banking office. The Company also intends to install up to ten new cash dispenser ATMs at off-site or remote locations throughout its general market area. These new initiatives, if completed, are not expected to start contributing to profits until 1998 and beyond so that 1997 earnings may be somewhat negatively impacted by the initial costs of these new facilities.

     On the other hand, the Company is projecting increases in excess of 10% in its commercial, real estate, and retail loan portfolios and some of the branches, supermarkets, and other prior years expansion activities are increasingly contributing to the Company's profits.

FORWARD-LOOKING STATEMENTS

     The Company has projected that net income will grow in 1997 at a double digit rate over 1996 net income and that certain of its loan portfolios will increase over 10% during 1997. The Company has also discussed its planned new investments in branch locations, ATMs, and new technology, in this report. These are forward-looking statements.

     Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:
(a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Company's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (c) costs of the Company's planned training initiatives, product development, branch expansion and new technology and operating systems may exceed expectations; (d) volatility in the Company's market area due to recent mergers may have unanticipated consequences, such as customer turnover; and (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse. These risks and uncertainties are all difficult to predict, and most are beyond the control of the Company's management.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

ASSETS                                                                        1996                  1995
Cash and due from banks                                                $    40,194           $    39,195
Interest bearing deposits in banks                                           1,802                 2,014
                                                                       -----------           -----------
         Total cash and cash equivalents                                    41,996                41,209
Investment securities available for sale, at market value                  236,814               240,902
Loans and leases, less allowance for loan and lease losses of
    $22,746 and $20,366 in 1996 and 1995, respectively                   1,028,334               918,699
Premises and equipment, net                                                 20,303                19,926
Accrued interest receivable                                                  7,633                 8,867
Investments, at equity                                                       5,199                 4,827
Other assets                                                                17,734                16,948
                                                                       -----------           -----------
         Total assets                                                  $ 1,358,013           $ 1,251,378
                                                                       ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Non-interest bearing                                               $   145,107           $   134,968
    Interest bearing
       (includes certificates of deposit $100,000 or greater:
          1996 - $97,115; 1995 - $89,881)                                  835,701               779,922
                                                                       -----------           -----------
         Total deposits                                                    980,808               914,890
Securities sold under repurchase agreements and
    federal funds purchased                                                164,996               138,550
Short-term borrowings                                                        6,931                 4,370
Long-term borrowings                                                        76,110                71,589
Accrued interest payable and other liabilities                              14,447                15,364
                                                                       -----------           -----------
         Total liabilities                                               1,243,292             1,144,763
                                                                       -----------           -----------
Shareholders' equity
    Preferred stock, no stated par value;
       authorized 1,000,000 shares, none issued                                 --                    --
    Common stock, par value $2.50 per share;
       authorized 20,000,000 shares, issued and outstanding
       1996 - 8,002,648; 1995 - 7,974,831, net of shares
       in Treasury: 1996 - 31,204; 1995 - 47,939                            20,085                19,106
    Additional paid-in capital                                              83,707                74,499
    Net unrealized gains on securities available for sale                    4,398                 6,579
    Retained earnings                                                        7,357                 7,648
    Treasury stock, at cost                                                   (826)               (1,217)
                                                                       -----------           -----------
         Total shareholders' equity                                        114,721               106,615
                                                                       -----------           -----------
         Total liabilities and shareholders' equity                    $ 1,358,013           $ 1,251,378
                                                                       ===========           ===========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

                                                                                      Year ended December 31,
                                                                             1996              1995               1994
INTEREST INCOME
Loans and leases, including fees                                           $ 91,098          $ 82,776          $ 70,133
Investment securities
    Taxable                                                                  12,756            13,735            11,766
    Tax-exempt                                                                2,482             2,319             2,256
Federal funds sold                                                              162               114                27
Deposits in banks                                                                60                76                77
                                                                           --------          --------          --------
         Total interest income                                              106,558            99,020            84,259
                                                                           --------          --------          --------
INTEREST EXPENSE
Deposits                                                                     34,331            32,739            22,825
Securities sold under repurchase agreements
    and federal funds purchased                                               8,083             5,613             2,347
Short-term borrowings                                                           193             1,078               369
Long-term borrowings                                                          3,411             4,406             3,307
                                                                           --------          --------          --------
         Total interest expense                                              46,018            43,836            28,848
                                                                           --------          --------          --------
         Net interest income                                                 60,540            55,184            55,411
Provision for loan and lease losses                                           3,900             3,200             3,200
                                                                           --------          --------          --------
         Net interest income after provision
             for loan and lease losses                                       56,640            51,984            52,211
                                                                           --------          --------          --------
OTHER INCOME
Trust income                                                                  2,354             1,811             1,422
Service charges on deposit accounts                                           3,465             2,748             2,560
Other service charges and fees                                                2,601             2,360             1,723
Net gains (losses) on sale of investment securities and mortgages               264               388              (445)
Equity in undistributed net earnings of affiliates                              404               301               149
                                                                           --------          --------          --------
         Total other income                                                   9,088             7,608             5,409
                                                                           --------          --------          --------
OTHER EXPENSES
Salaries, wages and employee benefits                                        22,210            20,215            18,984
Net premises and equipment                                                    6,861             6,045             5,587
FDIC assessment                                                               1,125             1,633             1,719
Other operating                                                              11,062             9,649            10,624
                                                                           --------          --------          --------
         Total other expenses                                                41,258            37,542            36,914
                                                                           --------          --------          --------
         Income before income taxes                                          24,470            22,050            20,706
Income taxes                                                                  7,548             6,668             6,057
                                                                           --------          --------          --------
         Net income                                                        $ 16,922          $ 15,382          $ 14,649
                                                                           ========          ========          ========
PER SHARE OF COMMON STOCK
    Net income                                                             $   2.12          $   1.94          $   1.85
    Dividends paid in cash                                                     0.88              0.79              0.68

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)

                                                                                     Net unrealized
                                                                                       gain (loss)
                                                                      Additional     on securities
                                                     Common             paid-in        available     Retained        Treasury
                                              Shares      Par value     capital         for sale     earnings          stock
Balance at January 1, 1994                   6,854,519    $   17,136   $   56,685            $-    $    8,401            $-
    Net income                                      --            --           --            --        14,649            --
    5% stock dividend                          337,613           844        8,229            --        (9,073)           --
    Cash dividends declared                         --            --           --            --        (5,608)           --
    Shares issued under dividend
       reinvestment plan                        13,262            33          481            --            --            --
    Change in unrealized gain (loss)
       on securities available for
       sale, net of taxes                           --            --           --        (4,011)           --            --
    Shares issued under stock option plan       28,732            70          375            --            --            --
    Effect of treasury stock transactions      (98,779)           --         (278)           --            --        (3,062)
                                             ---------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1994                 7,135,347        18,083       65,492        (4,011)        8,369        (3,062)
    Net income                                      --            --           --            --        15,382            --
    5% stock dividend                          359,733           899        8,769            --        (9,668)           --
    Cash dividends declared                         --            --           --            --        (6,435)           --
    Change in  unrealized gain (loss)
       on securities available for
       sale, net of taxes                           --            --           --        10,590            --            --
    Shares issued under stock option plan       48,554           124          775            --            --            --
    Effect of treasury stock transactions       50,840            --         (537)           --            --         1,845
                                             ---------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1995                 7,594,474        19,106       74,499         6,579         7,648        (1,217)
    Net income                                      --            --           --            --        16,922            --
    5% stock dividend                          380,357           951        8,986            --        (9,937)           --
    Cash dividends declared                         --            --           --            --        (7,276)           --
    Change in unrealized gain (loss)
       on securities available for sale,
       net of taxes                                 --            --           --        (2,181)           --            --
    Shares issued under stock option plan       11,082            28          124            --            --            --
    Effect of treasury stock transactions       16,735            --           98            --            --           391
                                             ---------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1996                 8,002,648    $   20,085   $   83,707    $    4,398    $    7,357    $     (826)
                                             =========    ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                           Year ended December 31,
                                                                        1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $  16,922      $  15,382      $  14,649
    Adjustments to reconcile net income to net
           cash provided by operating activities
       Provision for loan and lease losses                              3,900          3,200          3,200
       Depreciation and amortization                                    3,375          3,032          2,399
       Deferred income tax benefit                                       (714)          (371)        (1,047)
       Amortization of premiums and discounts on investment
          securities, net                                                  26            (77)            35
       Investment securities and mortgage (gains) losses, net            (264)          (388)           445
       Mortgage loans originated for resale                           (21,930)       (11,460)       (18,984)
       Sale of mortgage loans originated for resale                    21,930         11,460         18,984
       Changes in assets and liabilities
          Decrease (increase) in accrued interest receivable            1,234           (866)        (1,651)
          (Decrease) increase in accrued interest payable              (1,125)         3,331            490
          (Increase) decrease in other assets                            (700)         4,542         (5,335)
          (Decrease) increase in other liabilities                        (43)           216          1,527
                                                                    ---------      ---------      ---------
         Net cash provided by operating activities                     22,611         28,001         14,712
                                                                    ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of investment securities available
       for sale                                                        39,210          6,853          1,635
    Proceeds from maturities of investment securities held
       to maturity                                                         --         13,699          3,971
    Proceeds from maturities of investment securities available
       for sale                                                        26,619          4,014         21,806
    Purchase of investment securities available for sale              (64,056)       (14,905)      (126,923)
    Net increase in loans                                            (113,535)      (110,737)       (94,646)
    Purchases of premises and equipment                                (3,124)        (4,560)        (6,946)
                                                                    ---------      ---------      ---------
         Net cash used in investing activities                       (114,886)      (105,636)      (201,103)
                                                                    ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in interest and non-interest
       bearing demand deposits and savings accounts                     3,955        (27,750)        16,786
    Net increase in certificates of deposit                            61,963         78,000         99,625
    Net increase in securities sold under
       agreements to repurchase and federal funds purchased            34,436         88,276         20,034
    Net (decrease) increase in short-term borrowings                   (5,429)       (43,597)        35,375
    Net increase (decrease) in long-term borrowings                     4,521         (6,188)        26,688
    Issuance of common stock under dividend
       reinvestment and stock option plans                                152            899            959
    Effect of treasury stock transactions                                 489          1,308         (3,340)
    Cash dividends                                                     (7,025)        (6,263)        (5,344)
                                                                    ---------      ---------      ---------
         Net cash provided by financing activities                     93,062         84,685        190,783
                                                                    ---------      ---------      ---------
         Net increase in cash and cash equivalents                        787          7,050          4,392
Cash and cash equivalents at beginning of year                         41,209         34,159         29,767
                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of year                            $  41,996      $  41,209      $  34,159
                                                                    =========      =========      =========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1996 and 1995


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

       The Company, the Bank and ITC are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

    BASIS OF FINANCIAL STATEMENT PRESENTATION AND REPORTING ENTITY

       The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. Investments owned between 20% and 50% are accounted for using the equity method.

       All material intercompany balances have been eliminated.

       In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

     LOANS AND LEASES, AND ALLOWANCE FOR LOAN AND LEASE LOSSES

       Loans and leases are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. Interest on loans is calculated based upon the principal amount outstanding. The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible based on evaluations of the collectibility of loans and leases, and prior loan and lease loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is stopped on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

       The Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS 114 excludes such homogeneous loans as consumer and mortgages. The adoption of SFAS 114 on January 1, 1995 did not have a material impact on the Company's consolidated financial position or results of operations.

       On January 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65," which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS 122 did not have a material impact on the Company's consolidated financial position or results of operations.

       The Financial Accounting Standards Board ("FASB") issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

    PREMISES AND EQUIPMENT

       Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

       The Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS 121 on January 1, 1996 did not have a material impact on the Company's consolidated financial position or results of operations.

    PENSION PLAN

       Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs annually.

    INCOME TAXES

       The Company accounts for income taxes under the liability method of accounting for income taxes specified by SFAS 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation and securities available for sale.

    EQUITY TRANSACTIONS

       On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion 25.

       The Company reclassified retained earnings to additional paid-in capital for the years ended December 31, 1995 and 1994 to charge retained earnings for the stock dividends paid at the fair value of additional shares which were previously recorded at par.

    STATEMENTS OF CASH FLOWS

       The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands)

                              Year ended December 31,
                        1996           1995           1994

      Interest        $47,143        $40,505        $28,358
      Taxes             8,947          7,286          7,244

       Non-cash transfers of investment securities from held to maturity to available for sale amounted to $85,718,000 amortized cost and $87,708,000 fair value during the year ended December 31, 1995.

    LOAN FEES AND RELATED COSTS

       The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

    PROPERTY ACQUIRED THROUGH LOAN FORECLOSURE ACTIONS

       Foreclosed property is recorded at the lower of cost or estimated fair market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

    EARNINGS PER SHARE

       Earnings per share are calculated on the basis of the weighted average number of shares outstanding of 7,994,472, 7,927,739 and 7,905,457 for the years ended December 31, 1996, 1995 and 1994, respectively, after giving retroactive effect to 5% stock dividends paid on October 31, 1996, 1995 and 1994. All per share data included in these financial statements has been restated for the stock dividends.

    ADVERTISING COSTS

       It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,130,000, $788,000 and
    $1,338,000, respectively.

2.  INVESTMENT SECURITIES

       The Company classifies debt and marketable equity securities in two categories: securities available for sale and securities held to maturity. Securities available for sale are measured at fair value, with net unrealized gains and losses reported net of tax, as a component of equity. Securities held to maturity are carried at amortized cost.

       The amortized cost, gross unrealized gains and losses, and estimated market values of the Company's securities available for sale and securities held to maturity at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                           December 31, 1996
                                                                         Gross            Gross        Estimated
                                                       Amortized      unrealized       unrealized        market
                                                          cost           gains           losses          value
      Investment securities available for sale
          U.S. Treasury and U.S. Government
              agencies                                  $108,569        $  3,120        $     78        $111,611
          State and municipal bonds                       49,485             461             325          49,621
          Other bonds                                      1,184              14              --           1,198
          Mortgage-backed securities                      50,594           1,280              89          51,785
          Marketable equity securities and other          20,216           2,383              --          22,599
                                                        --------        --------        --------        --------
               Totals                                   $230,048        $  7,258        $    492        $236,814
                                                        ========        ========        ========        ========

                                                                           December 31, 1995
                                                                         Gross            Gross        Estimated
                                                       Amortized      unrealized       unrealized        market
                                                          cost           gains           losses          value
      Investment securities available for sale
          U.S. Treasury and U.S. Government
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
                                                        ========        ========        ========        ========

       On November 15, 1995, the FASB issued a special report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allowed enterprises to reassess the appropriateness of the classification of all securities held. A one-time reassessment could be made on one day between November 15, 1995 and December 31, 1995. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future.

       Based on this special report, on December 29, 1995, the Company reclassified certain securities from the held-to-maturity category to the available-for-sale category. The transfer was made at fair value and resulted in an estimated net unrealized gain of $10,123,000 and an increase in retained earnings of $6,579,000 based on current market values.

       The amortized cost and estimated market value of investment securities available for sale, by contractual maturity, at December 31, 1996 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                   Amortized          market
                                                      cost            value

      Due in one year or less                       $  9,115        $  9,284
      Due after one through five years                48,137          49,172
      Due after five through ten years               112,159         114,275
      Due after ten years                             40,421          41,484
                                                    --------        --------
                                                     209,832         214,215
      Marketable equity securities and other          20,216          22,599
                                                    --------        --------
                                                    $230,048        $236,814
                                                    ========        ========

       Proceeds from the sales of investment securities during 1996, 1995 and 1994 were $39,210,000, $6,853,000 and $1,635,000, respectively. Gross gains and losses realized on those sales in 1996, 1995 and 1994 were not material. As of December 31, 1996 and 1995, investment securities with a book value of $91,204,000 and $78,559,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 1996 and 1995, the Company did not have any marketable equity securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

3.  LOANS AND LEASES

       Major classifications of loans and leases are as follows (in thousands):

                                                                       December 31,
                                                                1996                1995
      Commercial and industrial loans and leases            $   126,304         $    99,765
      Loans for purchasing and carrying securities                  306                 478
      Loans to financial institutions                               453                 589
      Real estate loans
          Construction and land development                      42,468              42,978
          Residential                                           564,748             526,577
          Other                                                 302,787             256,956
      Loans to individuals                                       14,016              11,727
                                                            -----------         -----------
                                                              1,051,082             939,070
      Unearned income                                                (2)                 (5)
                                                            -----------         -----------
      Total loans and leases, net of unearned income          1,051,080             939,065
      Allowance for loan and lease losses                       (22,746)            (20,366)
                                                            -----------         -----------
               Total loans and leases, net                  $ 1,028,334         $   918,699
                                                            ===========         ===========

       Loans and leases on which the accrual of interest has been discontinued or reduced amounted to approximately $8,723,000 and $7,257,000 at December 31, 1996 and 1995, respectively. If interest on these loans had been accrued, such income would have approximated $206,000 and $305,000 for 1996 and 1995, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $3,650,000 and $1,764,000 at December 31, 1996 and 1995,
    respectively.

       The balance of impaired loans was $6,859,000 at December 31, 1996. The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $6,859,000 of non-accrual loans. The allowance for loan loss associated with the $6,859,000 of impaired loans was $1,437,000 at December 31, 1996. The average impaired loan balance was $6,676,000 in 1996 and the income recognized on impaired loans during 1996 was $689,000. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

       The balance of impaired loans was $5,380,000 at December 31, 1995. The impaired loan balance included $5,380,000 of non-accrual loans. The allowance for loan loss associated with the $5,380,000 of impaired loans was $931,000 at December 31, 1995. The average impaired loan balance was $7,368,000 in 1995 and the income recognized on impaired loans during 1995 was $528,000.

       Changes in the allowance for loan and lease losses were as follows (in thousands):

                                                          Year ended December 31,
                                                  1996             1995              1994
      Balance, beginning of year                $ 20,366         $ 19,310         $ 17,909
         Provision charged to operations           3,900            3,200            3,200
         Loans and leases charged off             (2,345)          (3,509)          (3,002)
         Recoveries                                  825            1,365            1,203
                                                --------         --------         --------
      Balance, end of year                      $ 22,746         $ 20,366         $ 19,310
                                                ========         ========         ========

4.  PREMISES AND EQUIPMENT

       Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                       Estimated                 December 31,
                                                                      useful lives           1996           1995
       Land                                                                            $      2,196   $       2,260
       Buildings                                                     5 to 40 years           13,457          14,429
       Equipment                                                     3 to 10 years           15,293          13,118
       Leasehold improvements                                        2 to 40 years            2,892           1,705
                                                                                       ------------   -------------
                                                                                             33,838          31,512
       Accumulated depreciation and amortization                                            (13,535)        (11,586)
                                                                                        -----------    ------------

                                                                                        $    20,303    $     19,926
                                                                                        ===========    ============

       Depreciation and amortization expense amounted to $2,746,000, $2,404,000 and $1,821,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.  DEPOSITS

       The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $97,115,000 and $89,881,000 in 1996 and 1995, respectively.

       At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

              1997                           $   238,209
              1998                                84,379
              1999                                31,362
              2000                                40,677
              2001 and thereafter                 22,590
                                             -----------
                                             $   417,217
                                             ===========

6.  SHORT-TERM BORROWINGS

       Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                                  Year ended December 31,
                                                          1996              1995             1994
      Securities sold under repurchase agreements
            and federal funds purchased
         Balance at year-end                             $164,996         $138,550         $ 50,274
         Average during the year                          157,182           89,509           55,569
         Maximum month-end balance                        218,364          138,550           89,089
         Weighted average rate during the year               5.14%            5.93%            4.55%
         Rate at December 31                                 6.23%            5.56%            5.28%

      Short-term borrowings
         Balance at year-end                             $  6,931         $  4,370         $ 47,967
         Average during the year                            3,863           18,810            5,338
         Maximum month-end balance                         25,413           10,286           47,967
         Weighted average rate during the year               5.00%            7.36%            3.47%
         Rate at December 31                                 5.25%            5.35%            6.58%

    The weighted average rates paid in aggregate on these borrowed funds for 1996, 1995 and 1994 were 5.14%, 6.18% and 4.46%, respectively.

7.  LONG-TERM BORROWINGS

       At December 31, 1996, advances from the Federal Home Loan Bank ("FHLB") totaling $76,110,000 will mature within one to six years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.02%. Unused lines of credit at the FHLB were $216,884 and $239,517 at December 31, 1996 and 1995, respectively.

         Outstanding borrowings mature as follows (in thousands):

              1997                         $     1,000
              1998                              11,979
              1999                                 631
              2000                                  --
              2001 and thereafter               62,500
                                           -----------
                                           $    76,110
                                           ===========

8.  PENSION AND CAPITAL ACCUMULATION PLANS

       The Company has a non-contributory defined benefit pension plan covering substantially all employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                    December 31,
                                                                               1996            1995
      Actuarial present value of benefit obligations
         Accumulated benefit obligation, including vested benefits of
             $4,576,000 and $4,084,000 in 1996 and 1995, respectively         $(4,749)        $(4,251)
                                                                              =======         =======
         Projected benefit obligation for service rendered to date            $(7,140)        $(6,461)
      Plan assets at fair value                                                 7,989           5,796
                                                                              -------         -------
      Plan assets in excess of (below) projected benefit obligation               849            (665)
      Unrecognized net (gain) loss from past experience different from
         that assumed and effects of changes in assumptions                      (311)            184
      Unrecognized net obligation at January 1, 1987 being recognized
          over 17 years                                                           764             872
      Unrecognized prior service costs                                           (382)           (424)
                                                                              -------         -------

      Prepaid (accrued) pension cost                                          $   920         $   (33)
                                                                              =======         =======

       Net pension cost included the following components (in thousands):

                                                                  Year ended December 31,
                                                               1996          1995         1994
      Service cost - benefits earned during the period        $ 507         $ 332         $ 381
      Interest cost on projected benefit obligation             464           400           358
      Actual return on plan assets                             (854)         (709)          108
      Net amortization and deferral                             410           322          (330)
                                                              -----         -----         -----

      Net periodic pension cost                               $ 527         $ 345         $ 517
                                                              =====         =====         =====

       The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively, in 1996; 7.25% and 4.75%, respectively, in 1995; and 8.25% and 5.50%, respectively, in 1994. The expected long-term rate of return on assets was 8.25% for 1996, 1995 and 1994.

       The Company has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 10% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $307,000, $303,000 and $285,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  INCOME TAXES

       The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                     Year ended December 31,
                                             1996            1995            1994
      Income tax expense
      Current                              $ 8,262         $ 7,039         $ 7,104
      Deferred federal benefit                (714)           (371)         (1,047)
                                           -------         -------         -------
      Applicable income tax expense        $ 7,548         $ 6,668         $ 6,057
                                           =======         =======         =======

       The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                                 Year ended December 31,
                                                           1996             1995            1994
      Computed tax expense at statutory rate              $ 8,565         $ 7,718         $ 7,247
         Decrease in taxes resulting from
             Tax-exempt loan and investment income         (1,221)         (1,076)         (1,089)
             Stock options exercised                          (46)           (196)           (181)
         Other, net                                           250             222              80
                                                          -------         -------         -------
      Applicable income tax expense                       $ 7,548         $ 6,668         $ 6,057
                                                          =======         =======         =======

    Deferred tax assets and liabilities consist of the following (in thousands):

                                                  1996            1995           1994
      Deferred tax assets
            Deferred loan fees                   $   753        $   896        $ 1,491
            Loan loss allowance                    7,674          7,109          6,369
            Deferred compensation                    610            518            439
            Loan sales valuation                     120            120            210
            Securities available for sale             --             --          2,160
                                                 -------        -------        -------
                                                   9,157          8,643         10,669
                                                 -------        -------        -------
         Deferred tax liability
            Pension                                  136             64             32
            Bad debt reserve recapture               285            529            773
            Partnership investments                  195            168            142
            Acquisition adjustments                   55             81            103
            Mark-to-market accounting                 28             57             86
            Securities available for sale          2,368          3,543             --
            Rehab credit adjustment                   44             44             44
                                                 -------        -------        -------
                                                   3,111          4,486          1,180
                                                 -------        -------        -------
         Net deferred tax asset                  $ 6,046        $ 4,157        $ 9,489
                                                 =======        =======        =======

10.  COMMITMENTS AND CONTINGENT LIABILITIES

       Future minimum payments under non-cancellable operating leases are due as follows (in thousands):

                  Year ending December 31,

                                 1997                    $     1,201
                                 1998                          1,126
                                 1999                          1,036
                                 2000                            955
                                 2001                            730
                                 Thereafter                    2,202
                                                         -----------
                                                         $     7,250
                                                         ===========

       The total rental expense was approximately $1,458,000, $1,182,000 and $939,000 in 1996, 1995 and 1994, respectively.

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

       The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures.

       Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 1996 and 1995 are as follows (in thousands)

                                                                        1996            1995
      Financial instruments whose contract amounts represent
      credit risk
      Commitments to extend credit                                    $138,830        $105,432
      Standby letters of credit                                         10,666           9,048

      Financial instruments whose notional or contract amounts
      exceed the amount of credit risk
      Interest rate swap agreements                                     90,000         100,000

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1996 varies up to 100%; the average amount collateralized is 74%.

       Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 1996, the interest rate swaps had the effect of increasing the Company's net interest income by $1,500,000 over what would have been realized had the Company not entered into the swap agreements.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS 107. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

       Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1996 and 1995 were as follows (in thousands):

       Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

       Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                  December 31, 1996
                                             Carrying       Estimated fair
                                               amount            value
          Cash and cash equivalents          $ 41,996          $ 41,996
          Investment securities               236,814           236,814


                                                  December 31, 1995
                                             Carrying       Estimated fair
                                               amount            value

          Cash and cash equivalents          $ 41,209          $ 41,209
          Investment securities               240,902           240,902

       Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                        December 31, 1996
                                                   Carrying       Estimated fair
                                                     amount            value
          Deposits with stated maturities          $512,835          $513,902
          Short-term borrowings                     171,927           171,927
          Long-term borrowings                       76,110            77,169

                                                        December 31, 1995
                                                   Carrying       Estimated fair
                                                     amount            value
          Deposits with stated maturities          $450,872          $459,144
          Short-term borrowings                     142,920           142,920
          Long-term borrowings                       71,589            73,478

       Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $467,973 for 1996 and $464,018 for 1995.

       The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                                  December 31, 1996
                                             Carrying     Estimated fair
                                               amount          value
         Net loans                          $ 1,028,334    $ 1,066,594

                                                  December 31, 1995
                                             Carrying     Estimated fair
                                               amount          value

         Net loans                          $   918,699    $   953,962

       There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $239,496,000 and $216,229,000 at year-end 1996 and 1995, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

       The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS 107.

13.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

       The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

14.  RELATED PARTY TRANSACTIONS

       Certain directors and officers of the Company and the Bank, their immediate families, and the companies with which they are associated, have had banking transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $3,962,000 and $3,893,000 at December 31, 1996 and 1995, respectively. During 1996, $1,467,000 of new loans were made and repayments totaled $1,398,000.

15.  EQUITY TRANSACTIONS

       The Company has an employee stock option plan for certain key employees accounted for under APB Opinion 25 and related interpretations. A total of 1,340,970 shares of common stock, restated for stock dividends and splits, have been made available for options to be granted through February 24, 1997. The options granted under this plan are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. The Company also has a non-employee director stock option plan. Under this plan, a total of 165,375 shares of common stock, restated for stock dividends and splits, have been made available for options to be granted through January 3, 2004. The options granted under this plan fully vest after two years and expire ten years from the date of issue. Under both plans, the option price per share is equivalent to 100% of the quoted market price on the date the options were granted. Accordingly, no compensation cost has been recognized for the plans. The number of unoptioned shares available for granting totaled 812,785 at the beginning of the year and 554,941 at the end of 1996.

       Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                            1996             1995
       Net Income
                                          As reported                  $    16,922      $    15,382
                                          Pro forma                         16,626           15,196
       Earnings per share of common stock
                                          As reported                         2.12             1.94
                                          Pro forma                           2.08             1.92

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.50% and 2.54%; expected volatility of 13.0% and 8.2%; risk-free interest rates for each plan of 5.66% and 6.38% for 1996 and 7.75% and 6.36% for 1995; and expected lives of 9.3 years for all years.

       A summary of the status of the Company's fixed option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                            1996                      1995           1994
                                                                Weighted                  Weighted
                                                                average                    average
                                                                exercise                  exercise
                                                      Shares     price        Shares        price         Shares
       Outstanding, beginning of year                 759,370   $  23.72       576,649     $ 21.74        450,814
          Effect of stock dividends and splits         41,321        -          33,707          --         27,944
          Granted                                     159,359      26.56       204,900       26.75        126,550
          Exercised                                   (11,370)     13.35       (50,118)      19.44        (28,659)
          Forfeited                                    (8,647)     21.88        (5,768)      22.13              -
                                                  -----------    -------     ---------     -------     ----------
       Outstanding, end of year                       940,033    $ 23.30       759,370     $ 23.72        576,649
                                                   ==========    =======     =========     =======     ==========

       Options exercisable at year-end                251,844                  136,882                     84,036
                                                   ==========                =========                 ==========
       Weighted average fair value of
          options granted during the year                        $  5.47                 $    6.33
                                                                 =======                  ========

The following information applies to options outstanding at December 31, 1996:

       Number outstanding                                        940,033
       Range of exercise prices                              $11.40 - $33.61
       Weighted average exercise price                            $23.30
       Weighted average remaining contractual life                  7.25

16.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

       The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                         December 31,
                                                                    1996              1995
          Assets
             Cash                                                 $     33          $     50
             Investment in Bank subsidiary, at equity               97,106            90,993
             Investment in other subsidiaries, at equity            17,708            15,627
             Other assets                                               20                 6
                                                                  --------          --------
                                                                  $114,867          $106,676
                                                                  ========          ========
          Liabilities and shareholders' equity
             Liabilities                                          $    146          $     61
             Shareholders' equity                                  114,721           106,615
                                                                  --------          --------
                                                                  $114,867          $106,676
                                                                  ========          ========

                         CONDENSED STATEMENTS OF INCOME

                                                                                   Year ended December 31,
                                                                            1996             1995              1994
          Income
             Equity in undistributed net earnings of subsidiaries          $ 9,630          $ 8,849          $ 4,691
             Dividends from Bank subsidiary                                  7,277            6,435            8,691
             Dividends from other subsidiaries                                  --               --            1,267
             Interest and other income                                         129              278                4
                                                                           -------          -------          -------
                                                                            17,036           15,562           14,653
          Expenses
          Other operating                                                      106              127                4
                                                                           -------          -------          -------
                Income before income taxes                                  16,930           15,435           14,649
          Income taxes                                                           8               53               --
                                                                           -------          -------          -------

                 Net income                                                $16,922          $15,382          $14,649
                                                                           =======          =======          =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                              1996             1995                1994
          Cash flows from operating activities
             Net income                                                    $ 16,922           $ 15,382           $ 14,649
             Equity in undistributed net earnings of subsidiaries            (9,630)            (8,849)            (4,691)
             (Increase) decrease in other assets                                (14)               159                138
          Increase (decrease) in other liabilities                               85                (11)               271
                                                                           --------           --------           --------
          Net cash provided by operating activities                           7,363              6,681             10,367
                                                                           --------           --------           --------
          Cash flows from investing activities
          Additional investment in subsidiaries, at equity                     (744)            (2,480)            (3,699)
                                                                           --------           --------           --------
          Net cash used in investing activities                                (744)            (2,480)            (3,699)
                                                                           --------           --------           --------
          Cash flows from financing activities
             Proceeds from issuance of stock                                    152                899                959
             Effect of treasury stock transactions                              489              1,308             (3,340)
             Cash dividends                                                  (7,277)            (6,435)            (5,344)
                                                                           --------           --------           --------

                Net cash used in financing activities                        (6,636)            (4,228)            (7,725)
                                                                           --------           --------           --------

                Net decrease in cash and cash equivalents                       (17)               (27)            (1,057)

          Cash and cash equivalents at beginning of year                         50                 77              1,134
                                                                           --------           --------           --------

          Cash and cash equivalents at end of year                         $     33           $     50           $     77
                                                                           ========           ========           ========

17.  REGULATORY RESTRICTIONS

       The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1996 was approximately $7,553,000.

       Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 1996, the Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $16,910,000 plus additional amounts equal to the net earnings of the Bank for the period January 1, 1997 through the date of declaration less dividends previously paid in 1997.

       The Company is required to maintain minimum amounts of Tier 1 and total capital to "risk-weighted" assets and a minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1996, the Company was required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have minimum Tier 1 and total capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%. The Company's actual Tier 1 and total capital ratios at December 31, 1996 were 10.82% and 12.09%, respectively, and the Company's Tier 1 leverage ratio was 7.83%. The Company's management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.


                     (This space intentionally left blank.)

                                                                                                   To be well
                                                                                                capitalized under
                                                                           For capital          prompt corrective
                                                      Actual             adequacy purpose       action  provisions
                                               Amount       Ratio        Amount     Ratio        Amount      Ratio
As of December 31, 1996
Total capital (to risk-weighted assets)
   National Penn Bancshares, Inc.           $   115,653      12.09%     $ 76,551     8.00%      $ 95,689     10.00%
   National Penn Bank                            99,539      10.47        76,220     8.00         95,025     10.00
Tier I capital (to risk-weighted assets)
   National Penn Bancshares, Inc.               103,559      10.82        38,276     4.00         57,413      6.00
   National Penn Bank                            87,527       9.21        38,010     4.00         57,013      6.00
Tier I capital (to average assets)
   National Penn Bancshares, Inc.               103,559       7.83        52,883     4.00         66,104      5.00
   National Penn Bank                            87,527       6.67        52,500     4.00         65,626      5.00

As of December 31, 1995
Total capital (to risk-weighted assets)
   National Penn Bancshares, Inc.           $   103,323      12.23%     $ 67,583     8.00%     $  84,479     10.00%
   National Penn Bank                            88,797      10.59        67,053     8.00         83,816     10.00

Tier I capital (to risk-weighted assets)
   National Penn Bancshares, Inc.                92,642      10.97        33,792     4.00         50,687      6.00
   National Penn Bank                            78,198       9.33        33,526     4.00         50,290      6.00

Tier I capital (to average assets)
   National Penn Bancshares, Inc.                92,642       7.59        48,823     4.00         61,029      5.00
   National Penn Bank                            78,198       6.45        48,492     4.00         60,616      5.00

18.  SHAREHOLDER RIGHTS PLAN

       The Company adopted a Shareholder Rights Plan (the "Rights Plan") in 1989 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights expire on August 22, 1999.

       After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 19.9% beneficial owner or an "adverse person") will entitle the holders to purchase either the Company's common shares or the common shares of the potential acquirer at a substantially reduced price.

       The Company is generally entitled to redeem the rights at $0.001 per right at any time until the 10th business day following a public announcement that a 19.9% position has been acquired. Rights are not redeemable following an "adverse person" determination.

       The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The issuance of rights had no dilutive effect, did not affect the Company's reported earnings per share, and was not taxable to the Company or its shareholders.

19.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

       The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

    (Dollars in thousands, except per share data)

                                                                        Three months ended
           1996                                 Dec. 31            Sept. 30           June 30         March 31

Interest income                             $       27,821     $       27,151     $        25,867     $ 25,719
                                            ==============     ==============     ===============     ========
Net interest income                         $       15,953     $       15,424     $        14,713     $ 14,450
                                            ==============     ==============     ===============     ========
Provision for loan and lease losses         $          975     $          975     $           975     $    975
                                            ==============     ==============     ===============     ========
Net gains (losses) on sale of mortgages     $          336     $          (57)    $            88     $   (103)
                                            ==============     ==============     ===============     ========
Income before income taxes                  $        6,565     $        6,158     $         5,776     $  5,971
                                            ==============     ==============     ===============     ========
Net income                                  $        4,528     $        4,286     $         3,993     $  4,115
                                            ==============     ==============     ===============     ========
Net income per share of common stock        $         0.57     $         0.54     $          0.50     $   0.51
                                            ==============     ==============     ===============     ========

                                                                        Three months ended
           1995                                 Dec. 31          Sept. 30           June 30         March 31

Interest income                             $      25,880     $      25,436     $        24,454     $23,250
                                            =============     =============     ===============     =======
Net interest income                         $      14,276     $       3,899     $        13,549     $13,460
                                            =============     =============     ===============     =======
Provision for loan and lease losses         $         950     $         750     $           750     $   750
                                            =============     =============     ===============     =======
Net gains (losses) on sale of securities
   and mortgages                            $         (40)    $         125     $            47     $   256
                                            =============     =============     ===============     =======
Income before income taxes                  $       5,766     $       5,579     $         5,134     $ 5,571
                                            =============     =============     ===============     =======
Net income                                  $       4,012     $       3,895     $         3,558     $ 3,917
                                            =============     =============     ===============     =======
Net income per share of common stock        $        0.51     $        0.49     $          0.46     $  0.50
                                            =============     =============     ===============     =======


                      (This space intentionally left blank)

               Report of Independent Certified Public Accountants


Board of Directors
National Penn Bancshares, Inc.


     We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



 /s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 17, 1997

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to executive officers of the Company is included under Item 4A in Part I hereof. The information required by this item relating to directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3, and 24 of the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to pages 19 through 21 and page 23 of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to pages 4, 23, and 24 of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to page 23 of the Proxy Statement.


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

          3.2  Bylaws, as amended, of National Penn Bancshares, Inc.

          10.1 National Penn Bancshares, Inc., Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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

          10.5 National Penn Bancshares, Inc., Capital Accumulation Plan Amendment 1995-1.* (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

          10.6 National Penn Bancshares, Inc., Capital Accumulation Plan Amendment 1996-1.* (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

          10.7 National Penn Bancshares, Inc., Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

          10.8 National Penn Bancshares, Inc., Executive Incentive Plan/Schedules.*

           10.9 National Penn Bancshares, Inc., Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1995.)

           10.10 National Penn Bancshares, Inc., Officers' and Key Employees' Stock Compensation Plan.*

           10.11  National Penn Bancshares, Inc., Directors' Fee Plan.*

           10.12 National Penn Bancshares, Inc., Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           10.13  National Penn Bancshares, Inc., Employee Stock Purchase Plan.*

           10.14 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.15 Amendatory Agreement dated February 23, 1995, between National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.16 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.17 Amendatory Agreement dated February 23, 1995, between National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.18 Stock Purchase Agreement dated July 25, 1988, between National Penn Bancshares, Inc., and First Capitol Bank. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.19 Stock Purchase Warrant dated November 18, 1988, issued to National Penn Investment Company by First Capitol Bank (14,112 of First Capitol Bank common stock). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.20 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc., and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.21 Stock Purchase Warrant dated July 3, 1989, issued to National Penn Investment Company by Pennsylvania State
                  Bank.(Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10.22 Rights Agreement dated August 23, 1989, between National Penn Bancshares, Inc., and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1994.)

           10.23 Assignment and Assumption Agreement dated January 31, 1992, between Sellersville Interim Federal Savings and Loan Association and National Bank of Boyertown. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

           11     Computation of Earnings per Common Share.

           21     Subsidiaries of the Registrant.

           23     Consent of Independent Certified Public Accountants.

           27     Financial Data Schedule.

           99     Forward-Looking Statements.


* Denotes a compensatory plan or arrangement.


          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NATIONAL PENN BANCSHARES, INC.
                                            (Registrant)



March 26, 1997                              By /s/ Lawrence T. Jilk, Jr.
                                               --------------------------
                                               Lawrence T. Jilk, Jr.
                                               President and
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signatures                Title


 /s/ John H. Body                Director                         March 26, 1997
John H. Body


 /s/ J. Ralph Borneman, Jr.      Director                         March 26, 1997
J. Ralph Borneman, Jr.


 /s/ Frederick H. Gaige          Director                         March 26, 1997
Frederick H. Gaige


 /s/ John J. Dau                 Director                         March 26, 1997
John J. Dau


 /s/ Lawrence T. Jilk, Jr.       Director, President, and Chief   March 26, 1997
Lawrence T. Jilk, Jr.            Executive Officer (Principal
                                 Executive Officer)


 /s/ Patricia L. Langiotti       Director                         March 26, 1997
Patricia L. Langiotti


 /s/ Kenneth A. Longacre         Director                         March 26, 1997
Kenneth A. Longacre

 /s/ Randall J. Nester           Director                         March 26, 1997
Randall J. Nester


 /s/ C. Robert Roth              Director                         March 26, 1997
C. Robert Roth


 /s/ Harold C. Wegman, D.D.S.    Director                         March 26, 1997
Harold C. Wegman, D.D.S.


 /s/ Wayne R. Weidner            Director and Executive           March 26, 1997
Wayne R. Weidner                 Vice President


 /s/ Gary L. Rhoads              Treasurer (Principal Financial   March 26, 1997
Gary L. Rhoads                   Accounting Officer)