Form 10-Q
period 1997-03-31
NATIONAL PENN BANCSHARES INC
filed 1997-05-06
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________ to _________________

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

            Class                                 Outstanding at April 30, 1997

 Common Stock ($2.50 par value)                       (No.) 8,006,886 Shares

                               Page 1 of 14 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                           Page

         Item 1.  Financial Statements......................................3

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ...7

Part II - Other Information.

         Item 1.  Legal Proceedings .......................................12

         Item 2.  Changes in Securities ...................................12

         Item 3.  Defaults Upon Senior Securities .........................12

         Item 4.  Submission of Matters to a Vote of
                           Security Holders ...............................12

         Item 5.  Other Information .......................................12

         Item 6.  Exhibits and Reports on Form 8-K ........................13

Signatures.................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except per share data)

                                                                    March 31              Dec. 31
                                                                      1997                 1996
                                                                   (Unaudited)            (Note)
ASSETS
Cash and due from banks                                           $    44,877           $    40,194
Interest bearing deposits in banks                                      2,700                 1,802
Federal funds sold                                                     11,500                    --
                                                                  -----------           -----------
    Total cash and cash equivalents                                    59,077                41,996
Investment securities available for sale at market value              222,961               236,814
Loans, less allowance for loan losses of $23,340 and
  $22,746 in 1997 and 1996 respectively                             1,049,080             1,028,334
Other assets                                                           54,022                50,869
                                                                  -----------           -----------
    Total Assets                                                  $ 1,385,140           $ 1,358,013
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                     $   148,765           $   145,107
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1997 - $112,122; 1996- $97,115)                                     882,981               835,701
                                                                  -----------           -----------
    Total deposits                                                  1,031,746               980,808
Securities sold under repurchase agreements
  and federal funds purchased                                         113,745               164,996
Short-term borrowings                                                   6,919                 6,931
Long-term obligations                                                 101,110                76,110
Accrued interest and other liabilities                                 17,167                14,447
                                                                  -----------           -----------
    Total Liabilities                                               1,270,687             1,243,292
Commitments and contingent liabilities                                     --                    --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                               --                    --
  Common stock, par value $2.50 per share;
    authorized 20,000,000 shares; issued and outstanding
    1997 - 7,995,590; 1996 - 8,002,648, net of shares
    in Treasury: 1997 - 38,262; 1996 - 31,204                          20,085                20,085
  Additional paid-in-capital                                           83,718                83,707
  Retained earnings                                                     9,975                 4,398
  Net unrealized gains on securities available for sale                 1,812                 7,357
  Treasury stock, at cost                                              (1,137)                 (826)
                                                                  -----------           -----------
    Total Shareholders' Equity                                        114,453               114,721
                                                                  -----------           -----------
    Total Liabilities and Shareholders' Equity                    $ 1,385,140           $ 1,358,013
                                                                  ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1996 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                     Three Months Ended
(Dollars in thousands, except per share data)                              March 31
                                                                  1997              1996
INTEREST INCOME
Loans, including fees                                           $ 24,384          $ 21,892
Deposits in banks                                                     17                 9
Federal funds sold                                                    18               100
Investment securities                                              3,749             3,718
                                                                --------          --------
    Total interest income                                         28,168            25,719
                                                                --------          --------
INTEREST EXPENSE
Deposits                                                           9,193             8,198
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                      3,276             3,071
                                                                --------          --------
    Total interest expense                                        12,469            11,269
                                                                --------          --------
    Net interest income                                           15,699            14,450
Provision for loan losses                                          1,200               975
                                                                --------          --------
    Net interest income after provision
      for loan losses                                             14,499            13,475
                                                                --------          --------
OTHER INCOME
Trust income                                                         636               631
Service charges on deposit accounts                                  954               783
Net gains (losses) on sale of securities and mortgages               916              (103)
Other                                                                789               634
                                                                --------          --------
    Total other income                                             3,295             1,945
                                                                --------          --------
OTHER EXPENSES
Salaries, wages and employee benefits                              6,406             5,024
Net premises and equipment                                         1,940             1,804
Other operating                                                    2,872             2,621
                                                                --------          --------
    Total other expenses                                          11,218             9,449
                                                                --------          --------
    Income before income taxes                                     6,576             5,971
Applicable income tax expense                                      2,042             1,856
                                                                --------          --------
    Net income                                                  $  4,534          $  4,115
                                                                ========          ========

PER SHARE OF COMMON STOCK
Net income                                                          0.57              0.51
Dividends paid in cash                                              0.24              0.21

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
(Dollars in thousands)                                                              1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  4,534           $  4,115
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                        1,200                975
    Depreciation and amortization                                                      827                747
    Net gains (losses) on sale of securities and mortgages                             916               (103)
    Mortgage loans originated for resale                                            (4,249)            (7,307)
    Sale of mortgage loans originated for resale                                     4,249              7,307
    Other                                                                              (71)            (1,135)
                                                                                  --------           --------
      Net cash provided by operating activities                                      7,406              4,599

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                 11,655                 --
  Proceeds from maturities of investment securities - held to maturity                  --                 --
  Proceeds from maturities of investment securities - available for sale            10,830             15,518
  Purchase of investment securities - available for sale                           (12,610)           (14,852)
  Proceeds from sales of loans                                                          --                 --
  Net increase in loans                                                            (21,946)            (9,684)
  Purchases of premises & equipment                                                   (690)              (822)
                                                                                  --------           --------
      Net cash (used in) investing activities                                      (12,761)            (9,840)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                        50,938             22,919
    Repurchase agreements, fed funds & short-term borrowings                       (51,263)            17,125
    Long-term borrowings                                                            25,000            (15,000)
  (Increase) decrease in treasury stock                                               (311)               426
  Issuance of common stock under dividend reinvestment plan                            (11)               (13)
  Cash dividends                                                                    (1,917)            (1,752)
                                                                                  --------           --------
      Net cash provided by financing activities                                     22,436             23,705

Net increase in cash and cash equivalents                                           17,081             18,464

Cash and cash equivalents at January 1                                              41,996             41,209
                                                                                  --------           --------

Cash and cash equivalents at March 31                                             $ 59,077           $ 59,673
                                                                                  ========           ========

The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 7,996,948 and 7,994,472 for 1997 and 1996, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1996.

4. New Accounting Pronouncement - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

5. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8,407,000 at March 31, 1997, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,070,000 at March 31, 1997. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $1.385 billion, an increase of $27.1 million or 2.0% over the $1.358 billion at December 31, 1996. This increase is reflected primarily in the loan category and federal funds sold, the result of the investment of deposits, the Company's primary source of funds.

         Total cash and cash equivalents increased $17.1 million or 40.7% at March 31, 1997 when compared to December 31, 1996. This increase was primarily in federal funds sold and cash and due from banks.

         Loans increased to $1.049 billion at March 31, 1997. The increase of $20.7 million or 2.0% compared to December 31, 1996 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first three months of the year amounted to $4.2 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .23% for the first quarter of 1997 versus .14% for the year 1996, and the ratio of non-performing assets to total loans of 1.27% at March 31, 1997 compared to 1.21% at December 31, 1996. Non-performing assets, including non-accruals, loans 90 days past due, restructured loans and other real estate owned, were $13.6 million at March 31, 1997 compared to $12.7 million at December 31, 1996. Of these amounts, non-accrual loans represented $8.4 million and $8.7 million at March 31, 1997 and December 31, 1996, respectively. Loans 90 days past due and still accruing interest were $4.9 million and $3.7 million at March 31, 1997 and December 31, 1996, respectively. Other real estate owned was $231,000 and $319,000 at March 31, 1997 and December 31, 1996, respectively. The Company had no restructured loans at March 31, 1997 or December 31, 1996. The allowance for loan and lease losses to total non-performing assets was 171.8% and 179.2% at March 31, 1997 and December 31, 1996, respectively. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, decreased $13.9 million or .5.8% to $223.0 million at March 31, 1997 when compared to December 31, 1996. The decrease is due to investment sales and maturities and the amortization of mortgage-backed securities, which was partially offset by investment purchases of $12.6 million.

         As the primary source of funds, aggregate deposits of $1.032 billion at March 31, 1997 increased $50.9 million or 5.2% compared to December 31, 1996. The increase in deposits during the first three months of 1997 was primarily in interest bearing deposits which increased $47.3 million while non-interest bearing deposits increased $3.7 million. Certificates of deposit in excess of $100,000 increased $15.0 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $221.8 million at March 31, 1997, and $248.0 million at December 31, 1996. The decrease of $26.3 million represents a shift from short-term obligations, primarily securities sold under repurchase agreement and federal funds purchased to long-term obligations and federal funds sold.

         Shareholders' equity decreased slightly through March 31, 1997. This decrease was due to a decrease in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first three months of 1997 increased $248,000 or 14.8% compared to the cash dividends paid during the first three months of 1996. Earnings retained during the first three months of 1997 were 57.7% compared to 59.4% during the first three months of 1996.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1997 was $4.5 million, 10.2% more than the $4.1 million reported for the same period in 1996. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.2 million or 8.6% to $15.7 million during the first quarter of 1997 from $14.5 million in the first quarter 1996. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1997 to March 25, 1997 was 8.25%. On March 26, 1997, the prime rate changed to 8.50%. Interest expense during the first three months of 1997 increased $1.2 million or 10.6% compared to the prior year's three months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $225,000 for the first quarter of 1997 compared to the same period in 1996. The allowance for loan and lease losses of $23.3 million at March 31, 1997 and $22.7 million at December 31, 1996, as a percentage of total loans, was 2.2% at both dates. The Company's net charge-offs of $606,000 and $617,000 during the first three months of 1997 and 1996, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $1.4 million or 69.4% during the first quarter of 1997, as a result of increased gains on the sale of securities and mortgages of $1.0 million, increased service charges on deposit accounts of $171,000, increased other income of $155,000, and increased trust income of $5,000. "Total other expenses" increased $1.8 million or 18.7% during the quarter ended March 31, 1997. Of this amount, salaries, wages and employee benefits increased $1.4 million, other expenses increased $251,000 and premises and equipment increased $136,000.

         Income before income taxes increased by $605,000 or 10.1% compared to the first quarter of 1996. Income taxes increased $186,000 or 10.0%, compared to the first quarter of 1996.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $325,000 from year end 1996. Long-term borrowings increased $25.0 million during the first three months of 1997.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 1997:

                                                             Repricing Periods
                                                       Three Months     One Year
                                        Within Three   Through One    Through five  Over Five Years
                                           Months         Year           Years
Assets                                                         (in thousands)
    Interest-bearing deposits at
          banks                          $   2,700      $    --        $    --        $    --
    Investment securities                    9,422         30,423        112,623         70,493
    Loans and leases                       299,933        146,277        445,998        156,872
    Other assets                            18,870           --             --           91,529
                                         ---------      ---------      ---------      ---------
                                           330,925        176,700        558,621        318,894
                                         ---------      ---------      ---------      ---------
Liabilities and equity
    Noninterest-bearing deposits           148,765           --             --             --
    Interest-bearing deposits              216,934        162,184        269,880        233,983
    Borrowed funds                         116,175         76,000         15,110         14,489
    Other liabilities                         --             --             --           17,167
    Hedging instruments                     80,000           --          (80,000)          --
    Shareholder's equity                      --             --             --          114,453
                                         ---------      ---------      ---------      ---------
                                           561,874        238,184        204,990        380,092
                                         ---------      ---------      ---------      ---------

Interest sensitivity gap                  (230,949)       (61,484)       353,631        (61,198)
                                         ---------      ---------      ---------      ---------

Cumulative interest rate sensitivity
 gap                                     $(230,949)     $(292,433)     $  61,198      $    --
                                         =========      =========      =========      =========

 (1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 1997. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 24.8% of these deposits are considered repriceable within three months and 75.2% are considered repriceable in the over five years category.

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

         The Company anticipates volatile interest rate levels for the remainder of 1997, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1997 is to maintain a negative gap (interest-bearing liabilities subject to repricing exceed interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                March 31,  December 31,
                                                  1997        1996
CAPITAL LEVELS
     Tier 1 leverage ratio                         7.83%      7.83%
     Tier 1 risked-based ratio                    10.65      10.82
     Total risked-based ratio                     11.91      12.09


CAPITAL PERFORMANCE
     Return on average assets (annualized)         1.33       1.31
     Return on average equity (annualized)        15.60      15.60
     Earnings retained                            57.70      58.50
     Internal capital growth                       9.12       7.60

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 1997, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         In June 1996, the Company's Board of Directors approved the repurchase of up to 380,000 shares of its common stock from time to time in open market or negotiated transactions. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and stock based compensation plans. To date, a total of 76,250 shares have been repurchased at an aggregate cost of $2.0 million.

         During the remainder of 1997, the Company intends to open up one new supermarket branch.. The Company also intends to install up to eight new cash dispenser ATMs at off-site or remote locations throughout its general market area. These new initiatives, if completed, are not expected to start contributing to profits until 1998 and beyond so that 1997 earnings may be somewhat negatively impacted by the initial costs of these new facilities.

         For 1997, FDIC insurance premiums have been reduced on approximately $225 million of the Company's deposits at branches acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association to an annual rate of 6.44 cents per hundred dollars of deposits, more comparable to the 1.29 cents per hundred dollars of deposits now charged on commercial bank deposits. This is the result of the FDIC recapitalizing the Savings Association Insurance Fund through one-time assessments in 1996 on all financial institutions owning thrift deposits. The Company's one-time assessment paid to this fund on November 30, 1996 amounted to $1.2 million, and will result in lower FDIC costs in 1997.

         Penncore Financial Services Corporation, Newtown, PA has announced its intent to be acquired by ML Bancorp, Inc., Villanova PA. The Company has a 20% ownership interest in Penncore and, at the deal price of $36.56 per share, gives the Company an unrealized gain of approximately $1 million on this transaction. The merger is expected to be completed in late August or early September of this year, although no assurance can be given that it will be completed. The Company has two remaining 20% ownership interests in de novo banks.

         This report contains forward-looking statements concerning earnings, asset quality, and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed in Exhibit 99 to the Company's Report on Form 10-K for 1996, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to Vote of Security Holders.

         Not applicable.


Item 5.  Other Information.

         The Registrant's banking subsidiary, National Penn Bank (the "Bank") relocated its Emaus branch (Lehigh County) to the Valley Farm Market during the first quarter 1997, and the Bank's First Main Line Bank Division opened a new branch in Wynnewood ( Montgomery County).

         During April 1997, the Bank installed six new automated teller machines ("ATMs") in various convenience store locations in Berks County and Montgomery County.

         During first quarter 1997, the Bank also entered into an agreement to sell the real estate where it presently operates its branch facility in Warminster (Bucks County). The Registrant anticipates that later in 1997 the Bank will relocate its present Warminster branch to a new full-service branch located elsewhere in Warminster.

         The Registrant also anticipates that the Bank will open one additional supermarket branch in Boyertown (Berks County) later this year and install eight new ATMs in various locations in second quarter 1997. Seven of these new ATMs are expected to be installed in convenience store locations.

         During the first quarter, Bruce G. Kilroy joined the Bank as President of the Bank's newly formed Lehigh Valley Division. In April 1997, Bruce L. Ressler was named Senior Vice President - Chief Information Officer of the Bank.

         In June 1996, the Registrant's Board of Directors approved the repurchase of up to 380,000 common shares of the Registrant, to be used for general corporate purposes, including the Registrant's dividend reinvestment plan and stock based compensation plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. At March 31, 1997, a total of 76,250 shares have been repurchased at an aggregate cost of $2.0 million.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit  10.1  -  National  Penn   Bancshares,   Inc.  Capital
Accumulation Plan Amendment 1997-1.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL PENN BANCSHARES, INC.
                                  (Registrant)


Dated:  May 6, 1997               By /s/ Wayne R. Weidner
                                    ---------------------
                                    Wayne R. Weidner, Executive
                                    Vice President

Dated:  May 6, 1997               By /s/ Gary L. Rhoads
                                     -------------------
                                     Gary L. Rhoads, Principal
                                     Financial Officer