Form 10-Q
period 1997-06-30
NATIONAL PENN BANCSHARES INC
filed 1997-08-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      June 30, 1997

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                to


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at August 6, 1997

   Common Stock ($1.875 par value)              (No.)  10,690,192 Shares

                                 1 of 17 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.          Financial Statements ...........................   3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation       8

Part II - Other Information.

         Item 1.          Legal Proceedings ..............................  14

         Item 2.          Changes in Securities ..........................  14

         Item 3.          Defaults Upon Senior Securities ...............   14

         Item 4.          Submission of Matters to a Vote of
                          Security Holders ..............................   14

         Item 5.          Other Information .............................   15

         Item 6.          Exhibits and Reports on Form 8-K ..............   16

Signature ...............................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
 (Dollars in thousands, except per share data)


                                                                June 30          Dec. 31
                                                                  1997             1996
                                                              (Unaudited)         (Note)
ASSETS
Cash and due from banks                                          $52,559          $40,194
Interest bearing deposits in banks                                 2,553            1,802
Federal funds sold                                                    --               --
                                                              ----------       ----------
    Total cash and cash equivalents                               55,112           41,996
Investment securities available for sale at market value         249,715          236,814
Loans, less allowance for loan losses of $24,006 and
   $22,746 in 1997 and 1996 respectively                       1,071,793        1,028,334
Other assets                                                      54,871           50,869
                                                              ----------       ----------
    Total Assets                                              $1,431,491       $1,358,013
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $148,598         $145,107
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1997 - $125,988; 1996 - $97,115)                               920,912          835,701
                                                              ----------       ----------
    Total Deposits                                             1,069,510          980,808
Securities sold under repurchase agreements
  and federal funds purchased                                     76,141          164,996
Short-term borrowings                                             10,184            6,931
Long-term obligations                                            101,110           76,110
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                             40,250               --
Accrued interest and other liabilities                            16,371           14,447
                                                              ----------       ----------
    Total Liabilities                                          1,313,566        1,243,292
Commitments and contingent liabilities                                --               --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                          --               --
  Common stock, par value $2.50 per share;
    authorized 20,000,000 shares; issued and outstanding
    1997 - 8,020,177; 1996 - 8,002,648, net of shares
    in Treasury: 1997 - 15,259; 1996 - 31,204                     20,085           20,085
  Additional paid-in-capital                                      83,268           83,707
  Retained earnings                                               12,112            4,398
  Net unrealized gains on securities available for sale            2,901            7,357
  Treasury stock at cost                                            (441)            (826)
                                                              ----------       ----------
    Total Shareholders' Equity                                   117,925          114,721
                                                              ----------       ----------
    Total Liabilities and Shareholders' Equity                $1,431,491       $1,358,013
                                                              ==========       ==========

The acompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1996 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

                                               Three Months Ended          Six Months Ended
                                                  June 30                    June 30
                                                   1997          1996         1997         1996
INTEREST INCOME INTEREST INCOME
Loans including fees                             $25,239       $22,035      $49,623      $43,927
Deposits in banks                                     27            20           44           29
Federal funds sold                                    33            13           51          113
Investment securities                              3,564         3,799        7,313        7,517
                                                 -------       -------      -------      -------
Total interest income                             28,863        25,867       57,031       51,586
                                                 -------       -------      -------      -------

INTEREST EXPENSE INTEREST EXPENSE
Deposits                                           9,906         8,527       19,099       16,725
Federal funds purchased, borrowed funds and
securities sold under repurchase agreements        2,945         2,627        6,221        5,698
                                                 -------       -------      -------      -------

Total interest expense                            12,851        11,154       25,320       22,423
                                                 -------       -------      -------      -------

Net interest income                               16,012        14,713       31,711       29,163
Provision for loan losses                          1,200           975        2,400        1,950
                                                 -------       -------      -------      -------

Net interest income after provision
for loan losses                                   14,812        13,738       29,311       27,213
                                                 -------       -------      -------      -------

OTHER INCOME
Trust and investment management income               687           573        1,323        1,204
Service charges on deposit accounts                1,007           810        1,961        1,593
Net gains (losses) on sale of
securities and mortgages                             (74)           88          842          (15)
Other                                              1,014           615        1,803        1,249
                                                 -------       -------      -------      -------
Total other income                                 2,634         2,086        5,929        4,031
                                                 -------       -------      -------      -------

OTHER EXPENSES OTHER EXPENSES
Salaries, wages and employee benefits              6,481         5,434       12,887       10,458
Net premises and equipment                         1,786         1,593        3,726        3,397
Other operating                                    2,807         3,021        5,679        5,642
                                                 -------       -------      -------      -------
Total other expenses                              11,074        10,048       22,292       19,497
                                                 -------       -------      -------      -------
Income before income taxes                         6,372         5,776       12,948       11,747
Applicable income tax expense                      1,987         1,783        4,029        3,639
                                                 -------       -------      -------      -------
Net income                                        $4,385        $3,993       $8,919       $8,108
                                                 =======       =======      =======      =======


PER SHARE OF COMMON STOCK
Net income                                         $0.54         $0.50        $1.11        $1.00
Dividends paid in cash                              0.24          0.22         0.48         0.43



The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
(Dollars in thousands)
                                                                                1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $8,919        $8,108
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                   2,400         1,950
    Depreciation and amortization                                               1,696         1,554
    Net gains (losses) on sale of securities and mortgages                        842           (15)
    Mortgage loans originated for resale                                       (8,068)      (11,488)
    Sale of mortgage loans originated for resale                                8,068        11,488
    Other                                                                      (2,333)       (3,848)
                                                                             --------      --------

      Net cash provided by (used in) operating activities                      11,524         7,749

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale            11,655        13,780
  Proceeds from maturities of investment securities - held to maturity             --            --
  Proceeds from maturities of investment securities - available for sale       14,629        21,680
  Purchase of investment securities - available for sale                      (41,488)      (37,090)
  Proceeds from sales of loans                                                     --            --
  Net increase in loans                                                       (45,859)      (40,868)
  Purchases of premises & equipment                                            (1,475)       (1,658)
                                                                             --------      --------

      Net cash provided by (used in) investing activities                     (62,538)      (44,156)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                   88,702        46,996
    Repurchase agreements, fed funds & short-term borrowings                  (85,602)        9,224
    Long-term borrowings                                                       25,000       (15,479)
    Proceeds from issuance of preferred securities                             40,250            --
    (Increase) decrease in treasury stock                                         385           483
    Issuance of common stock under dividend reinvestment plan                    (439)           25
    Cash dividends                                                             (4,166)       (3,085)
                                                                             --------      --------

      Net cash provided by (used in) financing activities                      64,130        38,164

Net increase (decrease) in cash and cash equivalents                           13,116         1,757

Cash and cash equivalents at January 1                                         41,996        41,209
                                                                             --------      --------

Cash and cash equivalents at June 30                                          $55,112       $42,966
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

2. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,013,489 and 7,994,472 for 1997 and 1996, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid on October 31, 1996.

4. On June 25, 1997, the Company's Board of Directors declared a four-for-three stock split payable on July 31, 1997 to shareholders of record on July 15, 1997.

5. New Accounting Pronouncements - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

         The Financial Accounting Standards Board has issued Statement of Accounting Standards No 130, "Reporting Comprehensive Income," which was adopted by the Company in June 1997 and is effective for years beginning after December 15, 1997. The new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The Company has not analyzed this statement nor determined the effect on its financial statements at the present time.

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8,226,000 at June 30, 1997, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $857,000 at June 30, 1997. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

7. On May 22, 1997, the Company issued 41.5 million of 9.00% of junior subordinated deferrable interest debentures (the "debentures") to NPB Capital Trust (the "Trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $40.25 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment in an amount up to 25% of total tier 1 capital. The preferred securities are redeemable by the Company on or after June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027. See "Liquidity and Interest Rate Sensitivity" and "Capital Adequacy" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $1.431 billion, an increase of $73.5 million or 5.4% over the $1.358 billion at December 31, 1996. This increase is reflected primarily in the loan category, the result of the investment of deposits, the Company's primary source of funds.

         Total cash and cash equivalents increased $13.1 million or 31.2% at June 30, 1997 when compared to December 31, 1996. This increase was primarily in cash and due from banks.

         Loans increased to $1.072 billion at June 30, 1997. The increase of $43.5 million or 4.2% compared to December 31, 1996 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first six months of 1997 amounted to $8.1 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .21% through the second quarter of 1997 versus
 .14% for the year 1996, and the ratio of non-performing assets to total loans of 1.11% at June 30, 1997 compared to 1.21% at December 31 1996. Non-performing assets, including non-accruals, loans 90 days past due, restructured loans and other real estate owned, were $12.2 million at June 30, 1997 compared to $12.7 million at December 31, 1996. Of these amounts, non-accrual loans represented $8.2 million and $8.7 million at June 30, 1997 and December 31, 1996, respectively. Loans 90 days past due and still accruing interest were $3.6 million and $3.7 million at June 30, 1997 and December 31, 1996, respectively. Other real estate owned was $305,000 and $319,000 at June 30 1997 and Decmeber 31, 1996, respectively. The Company had no restructured loans at June 30 1997 or December 31, 1996. The allowance for loan losses to non-performing assets was 197.4% and 179.2% at June 30 1997 and December 31, 1996, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1996 and June 30, 1997. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $12.9 million or 5.4% to $249.7 million at June 30, 1997 when compared to December 31, 1996. The increase is due to investment purchases of $41.5 million, primarily in municipal securities, which was partially offset by investment sales and maturities and the amortization of mortgage-backed securities.

         As the primary source of funds, aggregate deposits of $1.070 billion at June 30, 1997 increased $88.7 million or 9.0% compared to December 31, 1996. The increase in deposits during the first six month of 1997 was primarily in interest bearing deposits which increased $85.2 million while non-interest bearing deposits increased $3.5 million. Certificates of deposit in excess of $100,000 increased $28.9 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $227.7 million at June 30, 1997, and $248.0 million at December 31, 1996. The increase of $20.4 million represents the issuance of $40.25 million in junior subordinated deferrable interest debentures and an increase in long-term obligations of $25.0 million which was partially offset by a decrease in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

         Shareholders' equity increased slightly through June 30, 1997. This increase was due to an increase in earnings retained offset by a decrease in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first six months of 1997 increased $418,000 or 12.2% compared to the cash dividends paid during the first six months of 1996. Earnings retained during the first six months of 1997 were 56.9% compared to 57.8% during the first six months of 1996.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1997 was $4.4 million, 9.8% more than the $3.9 million reported for the same period in 1996. For the first six months, net income reached $8.9 million, or 10.0% more than the $8.1 million reported for the first six months of 1996. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.3 million or 8.8% to $16.0 million during the second quarter of 1997 from $14.7 million in the second quarter 1996. For the comparative six month period, net interest income increased $2.5 million or 8.7% to $31.7 million from $29.2 million in 1996. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1997 to March 25, 1997 was 8.25%. On March 26, 1997, the prime rate changed to 8.50%. Interest expense during the first six months of 1997 increased $2.9 million or 12.9% compared to the prior year's first six months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $225,000 for the second quarter and $450,000 for the first six months of 1997 compared to the same periods in 1996. The allowance for loan and lease losses of $24.0 million at June 30, 1997 and $22.7 million at December 31, 1996 as a percentage of total loans was 2.2% at both dates. The Company's net charge-offs of $1,140,000 and $976,000 during the first six months of 1997 and 1996, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $548,000 or 26.3% during the second quarter of 1997, as a result of increased other income of $399,000, increased service charges on deposit accounts of

$197,000, and increased trust and investment management income of $114,000. Year to date, other income increased $1.9 million or 47.1% when compared to the first six months of 1996 as a result of increased gains on sale of securities and mortgages of $857,000, increased other income of $554,000, increased services charges on deposit accounts of $365,000 and increased trust and investment management income of $119,000. "Total other expenses" increased $1.0 million or 10.2% during the quarter ended June 30, 1997 and increased $2.8 million or 14.3% for the six month period. Of this year-to-date increase, salaries, wages and employee benefits increased $2.4 million or 23.2%, premises and equipment increased $329,000 or 9.7%, and other operating expenses increased $37,000 or
 .6%.

         Income before income taxes increased by $596,000 or 10.3% compared to the second quarter of 1996. In comparing the first six months of 1997 to 1996, income before income taxes increased $1.2 million or 10.2%. Income taxes increased $204,000 for the quarter and increased $390,000 the six month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $3.1 million from year end 1996. Long-term borrowings increased $62.3 million during the first six months of 1997. As described in note 7 to the financial statements included herein at Item #1, cash inflow was increased by a $40.25 million debt offering on May 22, 1997.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 1997:

                                                                Repricing Periods  (1)
                                                            Three Months        One Year
                                          Within Three      Through One       Through Five           Over
                                             Months             Year             Years            Five Years
                                                                    (In Thousands)
Assets
      Interest-bearing deposits
         at banks                         $    2,553      $         - -   $          - -        $      - -
      Investment securities                   10,266             36,223          120,282            82,944
      Loans and leases                       305,233            148,764          453,216           164,580
      Other assets                            12,117                - -              - -            95,313
                                           ---------           ---------       ----------         ---------
                                             330,169            184,987          573,498           342,837
                                           ---------           ---------       ----------         ---------
Liabilities and equity
      Noninterest-bearing deposits           148,598                - -              - -               - -
      Interest-bearing deposits              285,110            175,019          223,026           237,757
      Borrowed funds                         154,159             10,000           15,110             8,166
      Preferred securities                       - -                - -              - -            40,250
      Other liabilities                          - -                - -              - -            16,371
      Hedging instruments                     80,000                - -          (80,000)
      Shareholders' equity                       - -                - -              - -           117,925
                                           ---------          ---------       ----------         ---------
                                             667,867            185,019          158,136           420,469
                                           ---------          ---------       ----------         ---------
Interest sensitivity gap                    (337,698)               (32)         415,362           (77,632)
                                           ---------          ---------       ----------         ---------

Cumulative interest rate
        sensitivity gap                    ($337,698)         ($337,730)      $   77,632         $     - -
                                           =========          =========       ==========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 1997. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 25.6% of these deposits are considered repriceable within three months and 74.4% are considered repriceable in the over five years category.

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

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                      June 30,         Dec. 31,
                                                        1997             1996
CAPITAL LEVELS
      Tier 1 leverage ratio                            10.56%            7.83%
      Tier 1 risk-based ratio                          14.06            10.82
      Total risk-based ratio                           15.72            12.09

CAPITAL PERFORMANCE
      Return of average assets (annualized)             1.30             1.31
      Return on average equity (annualized)            15.40            15.60
      Earnings retained                                56.90            58.50
      Internal capital growth (annualized)              8.90             7.60

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 1997, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures. As described in note 7 to the financial statements included herein at Item #1, capital ratios were increased by a $40.25 million debt offering on May 22, 1997.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         In June 1996, the Company's Board of Directors approved the repurchase of up to 380,000 shares of its common stock from time to time in open market or negotiated transactions. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and stock based compensation plans. To date, a total of 99,229 shares have been repurchased at an aggregate cost of $2.7 million.

         Shareholders of Penncore Financial Services Corporation, Newtown, PA have approved their merger with ML Bancorp, Inc., Villanova, PA. The Company has 20% ownership interest in Penncore and, the deal price of $36.56 per share gives the Company an unrealized gain of approximately $1 million on this transaction. The merger is expected to be completed in late August or early September of this year, although no assurance can be given that it will be completed. The Company has two remaining 20% ownership interests in de novo banks.

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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to Vote of Security Holders.

         The 1997 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 22, 1997. Notice of the Meeting was mailed to shareholders of record on or about March 26, 1997, together with proxy solicitation materials prepared in accordance with Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held for the following purposes:

         (1) to elect three Class I directors to hold office for three years from the date of election and until their successors are elected and qualified (Proposal No. 1); and

         (2) to act upon a proposal to approve the Registrant's Directors' Fee Plan (proposal No.2).

         (3) to act upon a proposal to approve the Registrant's Officers' and Key Employees' Stock Compensation Plan (Proposal No. 3)

         (4) to act upon a proposal to approve the Registrant's Employee Stock Purchase Plan (proposal No.4).

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:
                                                         Abstentions and
Nominee                       For          Withheld     Broker Non-Votes

John H. Body               5,592,593        41,369             0

J. Ralph Borneman, Jr      5,590,565        43,397             0

Kenneth A. Longacre        5,593,004        40,958             0

         There was no solicitation in opposition to Proposal No. 2 to approve the Directors' Fee Plan, and the Plan was approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal were as follows:

For                        Against        Abstentions         Broker Non-votes

5,396,245                  143,638          54,040                   0

         There was no solicitation in opposition to Proposal No. 3 to approve the Officers' and Key Employees' Stock Compensation Plan, and the Plan was approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal were as follows:

For                        Against        Abstentions         Broker Non-votes

5,228,242                  250,847          114,834                  0

         There was no solicitation in opposition to Proposal No. 4 to approve the Employee Stock Purchase Plan, and the Plan was approved. The number of votes cast for or against, as well as the number of abstention and broker non-votes, for the proposal were as follows:

For                        Against        Abstentions         Broker Non-votes

5,383,738                  116,348          93,837                   0


Item 5. Other Information.

         On May 21, 1997, the Registrant closed the sale of $40,250,000 principal amount of Trust Preferred Securities issued by NPB Capital Trust, a Delaware business trust, which securities are wholly and unconditionally guaranteed by the Registrant. For further information, see footnote #7 to the Registrant's quarterly financial statements at Part I, Item 1 hereof, and Management's Discussion and Analysis of Financial Condition and Results of Operations, at Part I, Item 2 hereof.

         On June 25, 1997, the Registrant's Board of Directors declared a 4-for-3 stock split of the Registrant's common shares, payable July 31, 1997 to shareholders of record July 15, 1997, and declared a cash dividend of $.21 per share payable August 17, 1997 to shareholders of record July 31, 1997.

         In June 1996, the Registrant's Board of Directors approved the repurchase of up to 380,000 common shares of the Registrant, to be used for general corporate purposes, including the Registrant's dividend reinvestment plan and stock option plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. At June 30, 1997, a total of 99,229 shares have been repurchased at an aggregate cost of $2.7 million.

         During second quarter 1997, the Registrant's banking subsidiary, National Penn Bank (the "Bank") installed 12 new automated teller machines ("ATMs") in various convenience store and other non-branch locations in southeastern Pennsylvania.

         The Registrant anticipates that the Bank will install four new ATMs in various locations in third quarter 1997. Two of these new ATMs are expected to be installed in supermarket locations and two in fast-food store locations. The Registrant also anticipates that the Bank will open a supermarket branch in the Roxborough section of Philadelphia in early 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 3.1 - Articles of Incorporation, as amended.

             Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NATIONAL PENN BANCSHARES, INC.
                                      (Registrant)

Dated:   August 14, 1997               By /s/  Wayne R. Weidner
                                          ----------------------
                                          Wayne R. Weidner, Executive
                                          Vice President

Dated:   August 14, 1997               By /s/  Gary L. Rhoads
                                          --------------------
                                          Gary L. Rhoads, Principal
                                          Financial Officer