Form 10-Q
period 1997-09-30
NATIONAL PENN BANCSHARES INC
filed 1997-11-10
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      September 30, 1997

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to ________

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

          Class                                 Outstanding at October 31, 1997

 Common Stock ($1.875 par value)                      (No.) 10,618,645 Shares



                               Page 1 of 16 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.           Financial Statements............................  3

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ..  8

Part II - Other Information.

         Item 1.           Legal Proceedings .............................. 14

         Item 2.           Changes in Securities .......................... 14

         Item 3.           Defaults Upon Senior Securities ................ 14

         Item 4.           Submission of Matters to a Vote of
                           Security Holders ............................... 14

         Item 5.           Other Information .............................. 14

         Item 6.           Exhibits and Reports on Form 8-K ............... 14

Signatures ................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                           Sept. 30            Dec. 31
 (Dollars in thousands, except per share data)                                   1997                1996
                                                                             (Unaudited)            (Note)
                                                                             -----------         -----------
ASSETS
Cash and due from banks                                                          $50,533             $40,194
Interest bearing deposits in banks                                                 1,280               1,802
Federal funds sold                                                                 2,500                  --
                                                                             -----------         -----------
    Total cash and cash equivalents                                               54,313              41,996
Investment securities available for sale at market value                         316,276             236,814
Loans, less allowance for loan losses of $24,851 and
  $22,746 in 1997 and 1996 respectively                                        1,080,297           1,028,334
Other assets                                                                      56,052              50,869
                                                                             -----------         -----------
    Total Assets                                                              $1,506,938          $1,358,013
                                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                   $147,900            $145,107
Interest bearing deposits
  (Includes certificates of deposit in excess of $100,000 or greater:
  1997 - $116,887; 1996 - $97,115)                                               925,489             835,701
                                                                             -----------         -----------
    Total Deposits                                                             1,073,389             980,808
Securities sold under repurchase agreements
  and federal funds purchased                                                     93,555             164,996
Short-term borrowings                                                              8,161               6,931
Long-term obligations                                                            155,460              76,110
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                              40,250                  --
Accrued interest and other liabilities                                            16,498              14,447
                                                                             -----------         -----------
    Total Liabilities                                                          1,387,313           1,243,292
Commitments and contingent liabilities                                                --                  --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                          --                  --
  Common stock, par value $1.875 per share;
    authorized 26,666,667 shares; issued and outstanding
    1997 - 10,675,006; 1996 - 8,002,648, net of shares
    in Treasury: 1997 - 43,032; 1996 - 31,204                                     20,085              20,085
  Additional paid-in-capital                                                      82,476              83,707
  Retained earnings                                                               14,573               4,398
  Net unrealized gains on securities available for sale                            3,611               7,357
  Treasury stock at cost                                                          (1,120)               (826)
                                                                             -----------         -----------
    Total Shareholders' Equity                                                   119,625             114,721
                                                                             -----------         ===========
    Total Liabilities and Shareholders' Equity                                $1,506,938          $1,358,013
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             Three Months Ended         Nine Months Ended
(Dollars in thousands, except per share data)                   September 30              September 30
                                                           ------------------------------------------------
                                                             1997         1996          1997          1996
                                                           --------     --------      --------     --------
INTEREST INCOME
Loans including fees                                        $26,033      $23,196       $75,656      $67,123
Deposits in banks                                                22           15            66           44
Federal funds sold                                               42           47            93          160
Investment securities                                         4,414        3,893        11,727       11,410
                                                           --------     --------      --------     --------
    Total interest income                                    30,511       27,151        87,542       78,737
                                                           --------     --------      --------     --------
INTEREST EXPENSE
Deposits                                                     10,564        8,675        29,663       25,400
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                 3,684        3,052         9,905        8,750
                                                           --------     --------      --------     --------
    Total interest expense                                   14,248       11,727        39,568       34,150
                                                           --------     --------      --------     --------
    Net interest income                                      16,263       15,424        47,974       44,587
Provision for loan losses                                     1,200          975         3,600        2,925
                                                           --------     --------      --------     --------
    Net interest income after provision
      for loan losses                                        15,063       14,449        44,374       41,662
                                                           --------     --------      --------     --------
OTHER INCOME
Trust and investment management income                          683          548         2,006        1,752
Service charges on deposit accounts                           1,013          885         2,974        2,478
Net gains (losses) on sale of securities and mortgages          620          (57)        1,462          (72)
Other                                                           979          978         2,782        2,227
                                                           --------     --------      --------     --------
    Total other income                                        3,295        2,354         9,224        6,385
                                                           --------     --------      --------     --------
OTHER EXPENSES
Salaries, wages and employee benefits                         6,563        5,703        19,450       16,161
Net premises and equipment                                    1,818        1,726         5,544        5,123
Other operating                                               3,267        3,216         8,946        8,858
                                                           --------     --------      --------     --------
    Total other expenses                                     11,648       10,645        33,940       30,142
                                                           --------     --------      --------     --------
    Income before income taxes                                6,710        6,158        19,658       17,905
Applicable income tax expense                                 1,991        1,872         6,020        5,511
                                                           --------     --------      --------     --------
    Net income                                               $4,719       $4,286       $13,638      $12,394
                                                           ========     ========      ========     ========

PER SHARE OF COMMON STOCK
Net income                                                    $0.45        $0.40         $1.30        $1.16
Dividends paid in cash                                         0.21         0.16          0.58         0.48

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
(Dollars in thousands)
                                                                                   1997              1996
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $13,638           $12,394
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                             3,600             2,925
    Depreciation and amortization                                                   2,627             2,406
    Net gains  (losses) on sale of securities and mortgages                         1,462               (72)
    Mortgage loans originated for resale                                          (15,610)          (16,045)
    Sale of mortgage loans originated for resale                                   15,610            16,045
    Other                                                                          (4,888)           (3,892)
                                                                                ---------         ---------

      Net cash provided by (used in) operating activities                          16,439            13,761

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale               l12,584            30,034
  Proceeds from maturities of investment securities - held to maturity              4,008            18,133
  Proceeds from maturities of investment securities - available for sale              740               740
  Purchase of investment securities                                              (107,581)          (54,776)
  Proceeds from sales of loans                                                         --                --
  Net increase in loans                                                           (55,563)          (73,380)
  Purchases of premises & equipment                                                (2,333)           (2,070)
                                                                                ---------         ---------

      Net cash provided by (used in) investing activities                        (138,145)          (81,319)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                       92,581            56,680
    Repurchase agreements, fed funds & short-term borrowings                      (70,211)           53,101
    Long-term borrowings & subordinated capital note                              119,600           (35,479)
  (Increase) decrease in treasury stock                                              (294)              389
  Issuance of common stock under dividend reinvestment plan                        (1,231)               49
  Cash dividends                                                                   (6,422)           (5,252)
                                                                                ---------         ---------

      Net cash provided by (used in) financing activities                         134,023            69,488

Net increase (decrease) in cash and cash equivalents                               12,317             1,930

Cash and cash equivalents at January 1                                             41,996            41,209
                                                                                ---------         ---------

Cash and cash equivalents at September 30                                         $54,313           $43,139
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

2. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 10,504,038 and 10,671,969 for 1997 and 1996, respectively, and are computed after giving retroactive effect to a 4-for-3 stock split paid July 31, 1997 and a 5% stock dividend paid on October 31, 1996.

4. On September 24, 1997, the Company's Board of Directors declared a cash dividend of .21 per share payable on November 17, 1997, to shareholders of record on October 31, 1997.

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

         The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The Company has not analyzed this statement nor determined the effect on its financial statements at the present time.

         The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June of 1997, which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has not yet adopted this statement, but does not expect its effects to be material.

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $6,953,000 at September 30, 1997, all of which are nonaccrual loans. The allowance for loan loss associated with these impaired loans was $593,000 at September 30, 1997. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

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

                               FINANCIAL CONDITION

         Total assets increased to $1.507 billion, an increase of $148.9 million, or 11.0% over the $1.358 billion at December 31, 1996. This increase is reflected primarily in the loan and investment categories, the result of the investment of deposits, the Company's primary source of funds.

         Total cash and cash equivalents increased $12.3 million, or 29.3% at September 30, 1997, when compared to December 31, 1996. This increase was primarily in cash and due from banks.

         Loans increased to $1.080 billion at September 30, 1997. The increase of $52.0 million, or 5.1% compared to December 31, 1996, was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first nine months of 1997 amounted to $15.6 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of .18% through the third quarter of 1997 versus
 .14% for the year 1996, and the ratio of nonperforming assets to total loans of 1.23% at September 30, 1997, compared to 1.21% at December 31, 1996. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $10.2 million at September 30, 1997, compared to $12.7 million at December 31, 1996. Of these amounts, nonaccrual loans represented $7.0 million and $8.7 million at September 30, 1997, and December 31, 1996, respectively. Loans 90 days past due and still accruing interest were $2.6 million and $3.7 million at September 30, 1997, and December 31, 1996, respectively. Other real estate owned was $662,000 and $319.000 at September 30, 1997, and December 31, 1996, respectively. The Company had no restructured loans at September 30, 1997, or December 31, 1996. The allowance for loan losses to nonperforming assets was 243.3% and 179.2% at September 30, 1997, and December 31, 1996, respectively. As is evident from the above amounts relative to nonperforming assets, there have been no significant changes between December 31, 1996, and September 30, 1997. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $79.5 million, or 33.6% to $316.3 million at September 30, 1997, when compared to December 31, 1996. The increase is due to investment purchases of $107.6 million, primarily in municipal securities, which was partially offset by investment sales and maturities and the amortization of mortgage-backed securities.

         As the primary source of funds, aggregate deposits of $1.073 billion at September 30, 1997, increased $92.6 million, or 9.4% compared to December 31, 1996. The increase in deposits during the first nine months of 1997 was primarily in interest bearing deposits which increased $89.8 million while noninterest-bearing deposits increased $2.8 million. Certificates of deposit in excess of $100,000 increased $19.8 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term debt obligations. In aggregate, these funds totaled $297.4 million at September 30, 1997, and $248.0 million at December 31, 1996. The increase of $49.4 million represents the issuance of $40.25 million in junior subordinated deferrable interest debentures and an increase in long-term obligations of $79.4 million which was partially offset by a decrease in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

         Shareholders' equity increased slightly through September 30, 1997. This increase was due to an increase in earnings retained offset by a decrease in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first nine months of 1997 increased $930,000, or 18.0%, compared to the cash dividends paid during the first nine months of 1996. Earnings retained during the first nine months of 1997 were 55.3% compared to 57.6% during the first nine months of 1996.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1997, was $4.7 million, 10.1% more than the $4.3 million reported for the same period in 1996. For the first nine months, net income reached $13.6 million, or 10.0% more than the $12.4 million reported for the first nine months of 1996. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between income on assets and interest expense on liabilities. Net interest income increased $.8 million, or 5.4% to $16.3 million during the third quarter of 1997 from $15.4 million in the third quarter 1996. For the comparative nine-month period, net interest income increased $3.4 million, or 7.6% to $48.0 million from $44.6 million in 1996. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. The Company's prime rate from January 1, 1997, to March 25, 1997, was 8.25%. On March 26, 1997, the prime rate changed to 8.50%. Interest expense during the first nine months of 1997 increased $2.5 million, or 21.5% compared to the prior year's first nine months. Despite the current rate environment, the cost of attracting and holding deposited funds is an every-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $225,000 for the third quarter and $675,000 for the first nine months of 1997 compared to the same periods in 1996. The allowance for loan and lease losses of $24.9 million at September 30, 1997, and $22.7 million at December 31, 1996, as a percentage of total loans was 2.2% at both dates. The Company's net chargeoffs of $1,495,000 and $1,113,000 during the first nine months of 1997 and 1996, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $941,000, or 40.0% during the third quarter of 1997, as a result of increased gains on sales of securities and mortgages of $677,000 increased trust and investment management income of $135,000, and increased service charges on deposit accounts of $128,000. Year to date, other income increased $2.8 million, or 44.5% when compared to the first nine months of 1996 as a result of increased gains on sales of securities and mortgages of $1,534,000, increased other income of $555,000, increased service charges on deposit accounts of $496,000 and increased trust and investment management income of $254,000. "Total other expenses" increased $1.0 million, or 9.4% during the quarter ended September 30, 1997, and increased $3.8 million, or 12.6% for the nine-month period. Of this year-to-date increase, salaries, wages, and employee benefits increased $3.3 million, or 20.4%, premises and equipment increased $421,000, or 8.2%, and other operating expenses increased $88,000, or 1.0%.

         Income before income taxes increased by $552,000, or 9.0%, compared to the third quarter of 1996. In comparing the first nine months of 1997 to 1996, income before income taxes increased $1.8 million, or 9.8% . Income taxes increased $119,000 for the quarter and increased 509,000 for the nine-month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $22.4 million from year end 1996. Long-term borrowings increased $119.6 million during the first nine months of 1997. As described in note 7 to the financial statements included herein at Item #1, cash inflow was increased by a $40.25 million debt offering on May 22, 1997.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 1997:

                                                             Repricing Periods (1)
                                                          Three Months     One Year
                                           Within Three    Through One   Through Five        Over
                                               Months         Year          Years         Five Years
Assets
  Interest-bearing deposits at banks            $1,280      $      --      $      --      $      --
  Investment securities                         18,963         43,106        140,914        113,293
  Loans and leases                             329,273        150,206        437,789        163,029
  Other assets                                   2,500             --             --        106,585
                                             ---------      ---------      ---------      ---------
                                               352,016        193,312        578,703        382,907
                                             ---------      ---------      ---------      ---------
Liabilities and equity
  Noninterest-bearing deposits                 147,900             --             --             --
  Interest-bearing deposits                    197,333        247,684        256,938        223,534
  Borrowed funds                               155,761         11,979         68,131         21,315
  Preferred securities                              --             --             --         40,250
  Other liabilities                                 --             --             --         16,498
  Hedging instruments                           80,000             --        (80,000)            --
  Shareholders' equity                              --             --             --        119,625
                                             ---------      ---------      ---------      ---------
                                               580,994        259,663        245,069        421,212
                                             ---------      ---------      ---------      ---------
Interest sensitivity gap                      (228,978)       (66,351)       333,634        (38,305)
                                             ---------      ---------      ---------      ---------

Cumulative interest rate sensitivity gap     ($228,978)     ($295,329)       $38,305      $      --
                                             =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 1997. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 28.7% of these deposits are considered repriceable within three months and 71.3% are considered repriceable in the over five-years category.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling rate environment and would decrease in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, noninterest bearing deposits are assigned a repricing interval within one year, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

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

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                      September 30     Dec. 31
                                                         1997           1996
CAPITAL LEVELS
         Tier 1 leverage ratio                           10.29%         7.83%
         Tier 1 risk-based ratio                         14.11%        10.82%
         Total risk-based ratio                          15.52%        12.09%

CAPITAL PERFORMANCE
         Return of average assets (annualized)            1.30          1.31
         Return on average equity (annualized)           15.60         15.60
         Earnings retained                               55.30         58.50
         Internal capital growth (annualized)             8.80          7.60


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 1997, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0% , respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures. As described in note 7 to the financial statements included therein at Item #1, capital ratios were increased by a $40.25 million debt offering on May 22, 1997.

         The Company is not under any agreement with regulatory authorities nor is the company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         In June 1996, the Company's Board of Directors approved the repurchase of up to 506,667 shares of its common stock from time to time in open market or negotiated transactions. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and stock based compensation plans. To date, a total of 234,950 shares have been repurchased at an aggregate cost of $5.4 million. Repurchased shares have been restated for the 4-for-3 stock split paid July 31, 1997.

         The Company's banking subsidiary, National Penn Bank, (the "Bank"), has agreed to acquire certain deposits and the physical facility of the Topton Branch of Patriot Bank. This acquisition will enable the Bank to consolidate its Mertztown Office into the Topton Office and add new services such as ATM and safe deposit boxes for the former Patriot customers and service an expanded market. This transaction, subject to regulatory approval, is expected to be completed during the fourth quarter 1997. This transaction, while not material, is expected to be accretive to earnings in 1999.

         Two new products at the Bank are Empower PC Banking and Empower Phone Banking with Telephone Bill Payment Service. Empower PC Banking allows customers to do their banking from their home or business computers using Microsoft(R) Money, Quicken(R), or QuickBooks(R). Empower Phone

Banking allows customers to pay their bills anywhere there is a telephone. These two new products are not expected to have a significant effect on earnings in 1997 and beyond.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.


Item 5.  Other Information.

         In June 1996, the Registrant's Board of Directors approved the repurchase of up to 506,667 shares of its common stock to be used for general corporate purposes, including the Registrant's dividend reinvestment plan and stock option plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. To date, a total of 234,950 shares have been repurchased at an aggregate cost of $5.4 million. (The foregoing totals have been restated for the 4-for-3 stock split paid July 31, 1997.)

         During third quarter 1997, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened a supermarket branch in Boyertown (Montgomery County) and installed 3 new automated teller machines ("ATMs") in supermarket locations and 2 new ATMs in fast-food locations in southeastern Pennsylvania.

         During fourth quarter 1997, the Bank anticipates opening a loan center in Bethlehem (Northampton County) and obtaining messenger service branch authority throughout its 8-county trading area.

         In September 1997, Garry D. Koch was promoted to Executive Vice President and Chief Lending/Credit Officer of the Bank, and Sharon L. Weaver was promoted to Executive Vice President of the Bank.

         During third quarter 1997, the Registrant and the Bank entered into agreements with various senior officers of the Bank providing them with certain severance benefits in the event of a change in control of the Registrant. Copies of such agreements entered into with executive officers of the Bank are included in this Report as Exhibits 10.1, 10.2 and 10.3.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 10.1 - Executive Agreement dated July 23, 1997 between National Penn Bancshares, Inc., National Penn Bank, and Gary
                  L. Rhoads.

                  Exhibit 10.2 - Executive Agreement dated July 23, 1997 between National Penn Bancshares, Inc., National Penn Bank, and Sandra
                  L. Spayd.

                  Exhibit 10.3 - Executive Agreement dated September 24, 1997 between National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. On September 9, 1997, the Registrant filed a Report on Form 8-K dated August 28, 1997, under Item 5, Other Events. The Report did not include any financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                       (Registrant)

Dated:  November 10, 1997                    By /s/ Wayne R. Weidner
                                                Wayne R. Weidner, Executive
                                                Vice President


Dated:  November 10, 1997                   By /s/ Gary L. Rhoads
                                               Gary L. Rhoads, Principal
                                               Financial Officer