Form 10-Q/A
period 1997-09-30
NATIONAL PENN BANCSHARES INC
filed 1997-11-12
CIK 700733

FORM 10-Q/A No. 1

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
(Dollars in thousands)
                                                                                   1997              1996
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $13,638           $12,394
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                             3,600             2,925
    Depreciation and amortization                                                   2,627             2,406
    Net gains  (losses) on sale of securities and mortgages                         1,462               (72)
    Mortgage loans originated for resale                                          (15,610)          (16,045)
    Sale of mortgage loans originated for resale                                   15,610            16,045
    Other                                                                          (4,888)           (3,892)
                                                                                ---------         ---------

      Net cash provided by (used in) operating activities                          16,439            13,761

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                12,584            30,034
  Proceeds from maturities of investment securities - held to maturity             14,008            18,133
  Proceeds from maturities of investment securities - available for sale              740               740
  Purchase of investment securities                                              (107,581)          (54,776)
  Proceeds from sales of loans                                                         --                --
  Net increase in loans                                                           (55,563)          (73,380)
  Purchases of premises & equipment                                                (2,333)           (2,070)
                                                                                ---------         ---------

      Net cash provided by (used in) investing activities                        (138,145)          (81,319)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                       92,581            56,680
    Repurchase agreements, fed funds & short-term borrowings                      (70,211)           53,101
    Long-term borrowings & subordinated capital note                              119,600           (35,479)
  (Increase) decrease in treasury stock                                              (294)              389
  Issuance of common stock under dividend reinvestment plan                        (1,231)               49
  Cash dividends                                                                   (6,422)           (5,252)
                                                                                ---------         ---------

      Net cash provided by (used in) financing activities                         134,023            69,488

Net increase (decrease) in cash and cash equivalents                               12,317             1,930

Cash and cash equivalents at January 1                                             41,996            41,209
                                                                                ---------         ---------

Cash and cash equivalents at September 30                                         $54,313           $43,139
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

                                            NATIONAL PENN BANCSHARES, INC.
                                                       (Registrant)

Dated:  November 12, 1997                    By /s/ Wayne R. Weidner
                                                Wayne R. Weidner, Executive
                                                Vice President


Dated:  November 12, 1997                   By /s/ Gary L. Rhoads
                                               Gary L. Rhoads, Principal
                                               Financial Officer