Form 10-K
period 1997-12-31
NATIONAL PENN BANCSHARES INC
filed 1998-03-25
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997, or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from _______________ to
     _______________.

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

         Common Stock ($1.875 par value)

         Preferred Stock Purchase Rights

         Guarantee (9% Preferred Securities of NPB Capital Trust)

         9% Junior Subordinated Debentures

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 13, 1998, was $272,685,280.

     As of March 13, 1998, the Registrant had 10,508,249 shares of Common Stock outstanding.

     Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 28, 1998 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

Part I

     Item 1     Business..................................................    1
     Item 2.    Properties................................................   20
     Item 3.    Legal Proceedings.........................................   21
     Item 4.    Submission of Matters to a Vote of Security
                     Holders..............................................   21
     Item 4A.   Executive Officers of the Registrant......................   21

Part II

     Item 5.    Market for Registrant's Common Equity and
                     Related Stockholder Matters..........................   22
     Item 6.    Selected Financial Data...................................   23
     Item 7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...........................................   24
     Item 7A.   Quantitative and Qualitative Disclosures About
                     Market Risk .........................................   29
     Item 8.    Financial Statements and Supplementary Data...............   30
     Item 9.    Disagreements on Accounting and Financial
                     Disclosure...........................................   61
Part III

     Item 10.   Directors and Executive Officers of the
                     Registrant...........................................   61
     Item 11.   Executive Compensation....................................   61
     Item 12.   Security Ownership of Certain Beneficial
                     Owners and Management................................   61
     Item 13.   Certain Relationships and Related
                     Transactions.........................................   61
Part IV

     Item 14.   Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K..............................   61

                                     PART I

Item 1.  BUSINESS.

The Company

         National Penn Bancshares, Inc. (the "Company") is a Pennsylvania business corporation and bank holding company headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The Company owns all of the outstanding capital stock of National Penn Bank, formerly named National Bank of Boyertown ("NPB"). The Company was incorporated in January 1982. In addition, the Company has three wholly-owned nonbank subsidiaries engaged in activities related to the business of banking and has, indirectly through one of such subsidiaries, equity investments in two other banks. At December 31, 1997, the Company and NPB had 595 full- and part-time employees.

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

         At December 31, 1997, NPB conducted operations through 49 full-service branches and 3 loan production offices, of which 2 branches and 1 loan production office constitute the CHNB Division, and 4 branches constitute the 1stMLB Division.

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

Other Bank Investments

         The Company has, indirectly through NPIC, the following equity investments in other banks:

          1. 20% of the outstanding capital stock of First Capitol Bank, a Pennsylvania bank headquartered in York, Pennsylvania. First Capitol Bank began operations as a bank in November 1988.

          2. 20% of the outstanding capital stock of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989.

         For financial reporting purposes, the Company accounts for its investment in First Capitol Bank and Pennsylvania State Bank using the "equity" method.

Supervision and Regulation

         Bank holding companies and banks operate in a highly-regulated environment and are regularly examined by Federal and state regulatory authorities. The following discussion concerns certain provisions of Federal and state laws and certain regulations and the potential impact of such provisions and regulations on the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiaries.

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

         Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and NPB, at December 31, 1997, qualify as "well capitalized" under these regulatory standards.

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

         On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became effective. This Act recapitalized the SAIF through a one-time special assessment and provides for assessing BIF-insured deposits, as well as SAIF-insured deposits, to fund the Federal government's FICO bond payments. As a result, NPB paid a one-time assessment of $1,175,000 to the FDIC on November 30, 1996, and, effective January 1, 1997, NPB's insurance assessment rate for its SAIF-insured deposits became $.0622 per $100 of deposits and $.0124 per $100 of deposits for its BIF-insured deposits. Substantially all of these on-going assessments are to fund debt service on the FICO bonds. Beginning in 2000, BIF-insured deposits and SAIF-insured deposits will be assessed at the same rates to fund remaining debt service on the FICO bonds. The FICO bonds mature in 2017.

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

Competition

         The financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include bank holding companies with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than NPB's legal lending limit. In addition, NPB competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by NPB on competitive terms.

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

Proposed Legislation and Regulations

         Because of concerns relating to the competitiveness and the safety and soundness of the banking industry, the U.S. Congress continues to consider a number of proposals for changing the structure, regulation, and competitive relationships of the nation's financial institutions. These include proposals to require thrift institutions to convert to commercial bank charters, to alter the statutory separation of commercial and investment banking, to restrain the OCC from authorizing new business activities for national banks, and to further expand the powers of depository institutions, bank holding companies and their competitors. It cannot be predicted whether or in what form any of these proposals will be enacted or the extent to which the business of the Company may be affected thereby.

Interest Rate Swaps

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps be disclosed. See Note 13 to the Company's Consolidated Financial Statement included at Item 8 hereof. In 1997, the interest rate swaps to which NPB was a party had the effect of increasing the Company's net interest income by $983,000 over what would have been realized had NPB not entered into the swap agreements. Should rates rise in 1998, the Company may recognize lower net interest income for the year than would have been recognized had NPB not entered into the interest rate swap agreements.

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

Year 2000 Computer Matters

         The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 project was divided into five phases -- awareness, assessment, renovation, validation and implementation. The first two phases of the project have been completed by pinpointing all areas that could be affected by incorrect dates and by inventorying all systems and assessing where corrections need to be made.

         The Company is currently engaged in the renovation phase which consists of upgrading non-compliant and mission -critical systems. At the same time, the Company has also begun the fourth phase (validation) of the project for all systems which the Company deems to be mission-critical. The Company expects to complete the upgrading of its system and to be Year 2000 compliant by December 1998, with finalized testing being completed prior to December 31, 1999.

         The Company recognizes that the failure of any portion of its system to function properly after December 31, 1999 could jeopardize the Company's stability. As a result, the Company is in the process of developing a detailed contingency plan to ensure that if a mission-critical application should fail at the turn of the century, the plan could be activated to maintain operations while additional renovations to such application are undertaken.

         Based on a preliminary study, the Company expects to spend approximately $300,000 in 1998 to modify its system in order to make its system Year 2000 compliant. The Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations.

         Factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; the Year 2000 compliance status of software of third party suppliers upon which the Company's information systems rely; and similar uncertainties.







                     (This space intentionally left blank.)

Average Balances, Average Rates, and Interest Rate Spread*
                                                          (Dollars in Thousands)

                                                                                   Year Ended December 31
                                                           1997                           1996                       1995
                                               Average            Average    Average              Average  Average           Average
                                               Balance    Interest  Rate     Balance    Interest   Rate    Balance  Interest  Rate
INTEREST EARNING ASSETS:
   Interest bearing deposits at banks           $2,094        $94   4.49%     $1,186       $60     5.06%    $1,239      $76   6.13%
                                            ----------    -------         ----------   -------          ----------  -------
   U.S. Treasury                                65,285      4,487   6.87      86,751     5,976     6.89     99,374    7,321   7.37
   U.S. Government agencies                    111,757      7,709   6.90      75,461     5,478     7.26     71,957    5,136   7.14
   State and municipal*                         70,063      5,341   7.62      52,309     3,760     7.19     47,735    3,515   7.36
   Other bonds and securities                   16,933      1,008   5.95      22,820     1,302     5.71     21,100    1,276   6.05
                                            ----------    -------         ----------   -------          ----------  -------
    Total investments                          264,038     18,545   7.02     237,341    16,516     6.96    240,166   17,248   7.18
                                            ----------    -------         ----------   -------          ----------  -------
   Federal funds sold                            2,658        143   5.38       3,817       162     4.24      1,929      114   5.91
                                            ----------    -------         ----------   -------          ----------  -------
   Commercial loans and lease financing*       641,324     59,134   9.22     540,140    49,949     9.25    463,106   43,197   9.33
   Installment loans                           234,596     22,320   9.51     220,292    20,044     9.10    212,855   20,280   9.53
   Mortgage loans                              213,315     21,127   9.90     221,317    21,624     9.77    206,331   19,791   9.59
                                            ----------    -------         ----------   -------          ----------  -------
     Total loans and leases                  1,089,235    102,581   9.42     981,749    91,617     9.33    882,292   83,268   9.44
                                            ----------    -------         ----------   -------          ----------  -------
     Total earning assets                    1,358,025    121,363   8.94%  1,224,093   108,355     8.85% 1,125,626  100,706   8.95%
                                                          -------                      -------                      -------
   Allowance for loan and lease losses         (24,341)                      (21,671)                      (19,859)
   Non-interest earning assets                  89,619                        84,758                        81,884
                                            ----------                    ----------                    ----------
     Total assets                           $1,423,303                    $1,287,180                    $1,187,651
                                            ==========                    ==========                    ==========

INTEREST BEARING LIABILITIES:
   Interest bearing deposits                  $911,752     40,570   4.45    $820,728    34,331     4.18   $781,686   32,738   4.19
   Securities sold under repurchase
    agreements and federal funds
    purchased                                   95,567      4,938   5.17     157,182     8,083     5.14     94,375    5,613   5.95
   Short-term borrowings                         4,897        275   5.62       3,863       193     5.00     13,944    1,078   7.73
   Long-term borrowings                        138,898      8,839   6.36      53,424     3,411     6.38     75,392    4,406   5.84
                                            ----------    -------         ----------   -------          ----------  -------
     Total interest bearing liabilities      1,151,114     54,622   4.75%  1,035,197    46,018     4.45%   965,397   43,835   4.54%
                                                          -------                      -------                      -------
   Non-interest bearing deposits               138,596                       128,002                       113,442
   Other non-interest bearing liabilities       16,458                        15,463                        14,529
                                            ----------                    ----------                    ----------
     Total liabilities                       1,306,168                     1,178,662                     1,093,368
   Equity capital                              117,135                       108,518                        94,283
                                            ----------                    ----------                    ----------
     Total liabilities and equity capital   $1,423,303                    $1,287,180                    $1,187,651
                                            ==========                    ==========                    ==========
   INTEREST RATE SPREAD**                                 $66,741   4.91%              $62,337     5.09%   $56,871            5.05%
                                                          =======                      =======             =======

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

Investment Portfolio

         A summary of securities available for sale and securities held to maturity at December 31, 1997, 1996, and 1995 follows (in thousands).


                                                    1997                        1996                          1995
                                                         Estimated                    Estimated                    Estimated
                                         Amortized         Fair       Amortized          Fair        Amortized        Fair
                                            Cost          Value          Cost           Value           Cost         Value
Securities available for sale
 U.S. Treasury and U.S.
   Government agencies                     $90,751       $93,469      $108,569         $111,611      $102,357      $107,859
 State and municipal                        99,267       101,702        49,485           49,621        45,712        46,836
 Other bonds                                   250           253         1,184            1,198         2,727         2,751
 Mortgage-backed securities                104,053       105,417        50,594           51,785        63,316        65,029
 Marketable equity securities
   and other                                15,854        20,919        20,216           22,599        16,667        18,427
                                          --------      --------      --------         --------      --------      --------
 Totals                                   $310,175      $321,760      $230,048         $236,814      $230,779      $240,902
                                          ========      ========      ========         ========      ========      ========

                                                 1997                         1996                            1995
                                                      Estimated                    Estimated                      Estimated
                                       Amortized         Fair        Amortized        Fair          Amortized        Fair
                                          Cost          Value           Cost         Value             Cost         Value
Securities held to maturity
 U.S. Treasury and U.S.
   Government agencies                   $  ---         $  ---        $  ---          $  ---          $   ---       $   ---
 State and municipal                        ---            ---           ---             ---              ---           ---
 Other bonds                                ---            ---           ---             ---              ---           ---
 Mortgage-backed securities                 ---            ---           ---             ---              ---           ---
 Marketable equity securities
   and other                                ---            ---           ---             ---              ---           ---
                                         ------         ------        ------          ------          -------       -------
 Totals                                  $  ---         $  ---        $  ---          $  ---          $   ---       $   ---
                                         ======         ======        ======          ======          =======       =======

                     Investment Securities Yield by Maturity


The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1997, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


      Securities Available for Sale Yield by Maturity at December 31, 1997


Securities available for sale at market value
(Dollars in thousands)

                                                        After 1 But        After 5 But
                                     Within 1 Year     Within 5 Years    Within 10 Years     After 10 Years             Total
                                    Amount    Yield    Amount   Yield    Amount    Yield    Amount    Yield   Amount    Yield
U.S. Treasury and U.S.
  Government agencies              $10,147    8.16%   $40,402   6.53%    42,920    7.41%$      ---     ---%   $93,469   7.11%
State and municipal bonds              449    6.51%     9,554   7.11%    40,226    7.40%    51,473    8.51%   101,702   7.93%
Other bonds                            253    7.11%       ---    ---%       ---     ---%       ---     ---%       253   7.11%
Mortgage-backed securities             164    4.88%    17,734   6.90%     9,900    7.70%    77,619    6.79%   105,417   6.89%
Marketable equity securities
  and other                            ---     ---%       ---    ---%       ---     ---%    20,919     ---%    20,919    ---%
                                   ---------------    --------------    ---------------   ----------------   ---------------
Total                              $11,013    8.02%   $67,690   6.71%   $93,046    7.44%  $150,011    6.43%  $321,760   6.84%
                                   ===============    ==============    ===============   ================   ===============

Loan Maturity and Interest Rate Sensitivity

         Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 1997, are summarized below:

                   Remaining Maturity* - At December 31, 1997

                                                                   After One
                                                  One Year          Year to                After
                                                  or Less          Five Years          Five Years        Total
                                                                           (In Thousands)
Commercial and Industrial
  Loans                                            $70,646            $51,253            $16,622        $138,521
Loans for Purchasing and
  Carrying Securities                                   45                 32                 10              87
Loans to Financial
  Institutions                                         170                123                 40             333
Real Estate Loans:
  Construction and Land
    Development                                     57,563                 --                 --          57,563
                                                  --------            -------            -------        --------
                                                  $128,424            $51,408            $16,672        $196,504
                                                  ========            =======            =======        ========

* Demand loans, past-due loans, and overdrafts are reported in "One Year or Less." Construction real estate loans are reported maturing in "One Year or Less" because of their short-term maturity or index to Prime Rate. An immaterial amount of loans have no stated schedule of repayments.


          Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 1997, are summarized below:

                                            After One
                                             Year to                After
                                            Five Years           Five Years
                                                    (In Thousands)

Predetermined Interest Rate                  $51,408               $16,672

Floating Interest Rate                            --                    --

  Total                                      $51,408               $16,672
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

Loan Portfolio

          The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 1997:

                                                                                December 31,
                                                   1997             1996           1995           1994            1993
                                                                              (In Thousands)
Commercial and Industrial
  Loans                                     $   138,521      $   126,304       $ 99,765        $ 79,726       $ 68,599

Loans for Purchasing and
  Carrying Securities                                87              306            478             778          1,008

Loans to Financial
  Institutions                                      333              453            589             821          2,063

Real Estate Loans:
  Construction and Land
    Development                                  57,563           42,468         42,978          31,760         22,690

  Residential                                   563,935          564,748        526,577         472,227        428,540

  Other                                         335,676          302,787        256,956         228,911        191,875

Loans to Individuals                             26,669           14,014         11,722          16,389         22,963

Lease Financing
  Receivables                                       ---              ---            ---             ---             27
                                             ----------       ----------       --------        --------       --------

  Total                                      $1,122,784       $1,051,080       $939,065        $830,612       $737,765
                                             ==========       ==========       ========        ========       ========

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

          Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 1997, and an immaterial amount of such loans at the end of prior years.

          Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans. When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

          Other real estate owned decreased in 1997 due primarily to properties acquired through bank acquisition having substantially been resolved through sales.

          The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 1997:

                                                                             December 31,
                                                 1997             1996           1995            1994          1993
Nonaccrual Loans                               $6,810          $ 8,723        $ 7,257         $ 9,328       $ 8,698

Loans Past Due 90 or
  More Days as to
  Interest or Principal                         2,798            3,650          1,764           2,114         2,349

Restructured Loans                                ---              ---            ---             ---           ---

Total Nonperforming
  Loans                                         9,608           12,373          9,021          11,442        11,047
Other Real Estate Owned                           375              319            760           2,047         3,122
                                           ----------       ----------        -------         -------       -------

Total Nonperforming
  Assets                                       $9,983          $12,692        $ 9,781         $13,489       $14,169
                                           ==========       ==========        =======         =======       =======

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans                    $     940         $  1,040        $   961         $ 1,517       $   804

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans                          609              834            656           1,031           160
                                           ----------       ----------        -------         -------       -------

Net Impact on Interest
  Income of Nonperforming
  Loans                                    $      331       $      206        $   305         $   486       $   644
                                           ==========       ==========        =======         =======       =======

         At December 31, 1997, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 12 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

         At December 31, 1997, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         At December 31, 1997, the Company had no loans that are considered highly-leveraged transactions under applicable regulations, although the Company had approximately $10,120,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Possible Loan and Lease Losses

         A detailed analysis of the Company's allowance for loan and lease losses for the five years ended December 31, 1997, is shown below:

                                                                              December 31,
                                                  1997           1996             1995           1994            1993
Balance at Beginning of Year                     $22,746        $20,366         $19,310         $17,909        $12,448

Charge-offs:

  Commercial and Industrial Loans                    979            289             544             679            478
  Real Estate Loans:
    Construction and Land
      Development                                     14            ---             366             125            552
    Residential                                    1,279          1,242             882             941          1,055
    Other                                            564            392             932             435            596
  Loans to Individuals                               300            422             785             822            728
  Lease Financing Receivables                        ---            ---             ---             ---              3
                                                 -------        -------         -------         -------        -------
    Total Charge-offs                             $3,136         $2,345         $ 3,509         $ 3,002        $ 3,412
                                                 -------        -------         -------         -------        -------

Recoveries:

  Commercial and Industrial Loans                    199            110             365             190            141
  Real Estate Loans:
    Construction and Land
      Development                                    ---            131             148              47             58
    Residential                                      293            182             491             494            383
    Other                                            212            235             124             155            448
  Loans to Individuals                               233            167             237             313            428
  Lease Financing Receivables                        ---                                              4             10
                                                 -------        -------         -------         -------        -------
    Total Recoveries                             $   937        $   825         $ 1,365         $ 1,203        $ 1,468
                                                 -------        -------         -------         -------        -------
Net Charge-offs                                   $2,199         $1,520         $ 2,144         $ 1,799        $ 1,944
                                                 -------        -------         -------         -------        -------
Provisions Charged to Expense                      4,575          3,900          3,200           3,200           5,145

Adjustments:

  Changes Incident to Mergers
  and Absorptions, Net                               ---            ---             ---             ---          2,260
                                                 -------        -------         -------         -------        -------
Balance at End of Year                           $25,122        $22,746         $20,366         $19,310        $17,909
                                                 =======        =======         =======         =======        =======
Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                                 .20%          0.15%           0.24%           0.23%          0.30%
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

          It is management's practice to review the allowance for loan and lease losses regularly to determine whether additional provision should be made after considering the factors noted above. In 1997, the provision was increased due to current loan quality, economic conditions, and net loan charge-offs in 1997.

          The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 1997 totaled $1,340,000, or 43% of the gross charge-off amount of $3,136,000, as compared to $1,349,000, or 58% of the gross charge-off amount of $2,345,000 in 1996. Partial charge-offs represented .1% and .1% of average total loans for 1997 and 1996, respectively.

          The year end 1997, 1996, 1995, 1994, and 1993 allocation of the allowance for loan and lease losses, and the percent of loans in each category to total loans, is illustrated in the following table (dollars in thousands):

            Allocation of the Allowance for Loan and Lease Losses (1)

                                            1997                1996                1995               1994              1993
                                                 % Loan             % Loan               % Loan            % Loan            % Loan
                                                 Type to            Type to              Type to           Type to           Type to
                                                 Total              Total                Total             Total             Total
                                      Allowance  Loans   Allowance  Loans    Allowance   Loans   Allowance Loans  Allowance  Loans
Commercial and Industrial loans and
  leases                              $ 2,859    12.3%   $  3,229    12.0%    $ 2,547     10.6%   $ 1,289   9.6%   $1,689     9.3%
Loans for purchasing and carrying
  securities                              ---      --%        ---     0.1%        ---      0.1%       ---   0.1%      ---     0.1%
Loans to financial institutions           ---      --%        ---     0.1%        ---      0.1%       ---   0.1%      ---     0.3%
Real estate loans:
  Construction and land development     1,794     5.1%      1,458     4.0%        644      4.5%     2,294   3.8%    1,016     3.1%
  Residential                           5,145    50.2%      4,764    53.7%      4,595     56.1%     3,841  56.8%    3,325    58.1%
  Other                                 7,001    29.9%      7,905    28.8%      6,548     27.4%     3,708  27.6%    4,732    26.0%
Loans to individuals                    4,346     2.5%      2,296     1.3%      2,296      1.2%     1,462   2.0%    1,456     3.1%
Unallocated                             3,977     N/A       3,094     N/A       3,736      N/A      6,716   N/A     5,691     N/A
                                      -------   -----    --------   -----     -------   ------    ------- -----   -------   -----
                                      $25,122   100.0%    $22,746   100.0%    $20,366    100.0%   $19,310 100.0%  $17,909   100.0%
                                      =======   =====    ========   =====     =======   ======    ======= =====   =======   =====

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

Historical Statistics

         The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for possible loan and lease losses:

                                                                          December 31,
                                           1997              1996          1995             1994            1993
                                                                         (In Thousands)
Average Total Loans                      $1,089,235        $981,749       $882,292          $775,675         $643,188

Total Loans at Year End                   1,122,784       1,051,080        939,065           830,612          737,765

Net Charge-offs                               2,199           1,520          2,144             1,799            1,944

Allowance for Possible
  Loan and Lease Losses
  at Year End                                25,122          22,746         20,366            19,310           17,909

                                                                     Year Ended December 31,
                                           1997              1996          1995             1994            1993
Ratios

Net Charge-offs to:
  Average Total Loans                       0.20%             0.15%         0.24%             0.23%            0.30%

  Total Loans at Year End                   0.20              0.14          0.23              0.22             0.26

  Allowance for Possible
    Loan and Lease Losses                   8.75              6.68         10.53              9.32            10.85

Allowance for Possible
  Loan and Lease Losses to:

  Average Total Loans                       2.31              2.32          2.31              2.49             2.78

  Total Loans at Year End                   2.24              2.16          2.17              2.32             2.43




                     (This space left intentionally blank.)

Deposit Structure

         The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 1997:

                                                               Year Ended December 31,
                                         1997                           1996                                1995
                                                                (Dollars in Thousands)
                               Average          Average        Average          Average         Average          Average
                               Amount            Rate          Amount            Rate           Amount           Rate
Noninterest-
  Bearing Demand
  Deposits                        138,596         ---%          $128,002          ---%           $113,442           ---%

Savings Deposits                  336,122        2.08            326,902         1.82             345,176          2.26

Time Deposits*                    575,630        5.83            493,826         5.75             436,510          5.71
                               ----------                       --------                        ---------

  Total                        $1,050,348        3.86           $948,730         3.62            $895,128          3.66
                               ==========       =====           ========                         ========

* Included are average time deposits, issued in the amount of $100,000 or more, of $110,447,000 in 1997, $97,115,000 in 1996, and $89,881,000 in
     1995.

         The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 1997. The Company has no other time deposits of $100,000 or more as of December 31, 1997.

          Maturity                        Amount of Time Certificates of Deposit
                                                     (In Thousands)
          3 months or less                            $  34,013
          Over 3 through 6 months                        11,082
          Over 6 through 12 months                       24,219
          Over 12 months                                 41,133
                                                      ---------
          Total                                        $110,447
                                                      =========

Short-Term Borrowings

          Information with respect to the Company's short-term borrowings is set forth in footnote 6 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.



                     (This space left intentionally blank.)

Financial Ratios

          The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                                                    Year Ended December 31,
                                                      1997                     1996                 1995
Earnings Ratios

Net Income on:
  Average Earning Assets                                 1.37%                 1.38%                 1.37%

  Average Total Assets                                   1.31                  1.31                  1.30

  Average Shareholders' Equity                          15.90                 15.90                 16.30

Net Operating Income Before
  Securities and Mortgage
  Transactions and Cumulative
  Effect of a Change in
  Accounting for Income Taxes on:

    Average Earning Assets                               1.32                  1.38                  1.34

    Average Total Assets                                 1.26                  1.31                  1.27

    Average Shareholders' Equity                        15.27                 15.54                 16.05

Liquidity and Capital Ratios

Average Shareholders' Equity
  to Average Earning Assets                              8.63%                 8.87%                 8.38%

Average Shareholders' Equity
  to Average Total Assets                                8.23                  8.43                  7.94

Dividend Payout Ratio                                   44.70                 41.50                 40.70

Tier 1 Leverage Ratio                                    9.84                  7.83                  7.59

Tier 1 Risk-Based Ratio                                 13.49                 10.82                 10.97

Total Risk-Based Capital Ratio                          14.91                 12.09                 12.23




                     (This space left intentionally blank.)

          The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 1997 and 1996. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                           Year Ended December 31,
                                            1997 over 1996 (1)                        1996 over 1995 (1)
Increase (decrease) in:            Volume          Rate         Total        Volume          Rate         Total
Interest income:
Interest bearing deposits
  at banks                        $     46      ($    12)     $     34      ($     3)     ($    13)     ($    16)
Securities:
  U.S. Treasury and
  U. S. Government agencies          1,047          (305)          742          (663)         (340)       (1,003)
  State and municipal                1,276           305         1,581           337           (92)          245
  Other bonds and securities          (336)           42          (294)          104           (78)           26
                                  --------      --------      --------      --------      --------      --------
    Total securities                 1,987            42         2,029          (222)         (510)         (732)
                                  --------      --------      --------      --------      --------      --------
Federal funds sold                     (49)           30           (19)          112           (64)           48
Loans:
  Commercial loans and
    lease financing                  9,357          (172)        9,185         7,185          (433)        6,752
  Installment loans                  1,301           975         2,276           709          (945)         (236)
  Mortgage loans                      (782)          285          (497)        1,437           396         1,833
                                  --------      --------      --------      --------      --------      --------
    Total loans                      9,876         1,088        10,964         9,331          (982)        8,349
                                  --------      --------      --------      --------      --------      --------
    Total interest income         $ 11,860      $  1,148      $ 13,008      $  9,218      ($ 1,569)     $  7,649
                                  ========      ========      ========      ========      ========      ========
Interest expense:
Interest bearing deposits            3,808         2,431         6,239         1,635           (42)        1,593
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased         (3,169)           24        (3,145)        3,735        (1,265)        2,470
  Short-term borrowings                 52            30            82          (779)         (106)         (885)
  Long-term borrowings and
    subordinated capital note        5,457           (29)        5,428        (1,284)          289          (995)
                                  --------      --------      --------      --------      --------      --------
      Total borrowed funds           2,340            25         2,365         1,672        (1,082)          590
                                  --------      --------      --------      --------      --------      --------
      Total interest expense      $  6,148      $  2,456      $  8,604      $  3,307      ($ 1,124)     $  2,183
                                  ========      ========      ========      ========      ========      ========
Increase (decrease) in
  net interest income             $  5,712      ($ 1,308)     $  4,404      $  5,911      ($   445)     $  5,466
                                  ========      ========      ========      ========      ========      ========

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2.  PROPERTIES.

         The Company does not own or lease any property. As of December 31, 1997, NPB owns 31 properties in fee and leases 33 other properties. The properties owned in fee, at such date, were not subject to any major liens, encumbrances, or collateral assignments.

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

         NPB presently has 52 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, Northampton, and Philadelphia.

          In addition to its branches, NPB presently leases 7 properties at which it operates loan production offices, and owns or leases 60 automated teller machines located throughout the eight-county area, all of which are located at bank branch locations, except for 25 that are "free-standing" (not located at a branch).

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The principal executive officers of the Company, as of the date hereof, are as follows:

                                Principal Business Occupation
Name                    Age     During the Past Five Years

Lawrence T. Jilk, Jr.   59      President and Chief Executive Officer of the
                                Company since January 1990, and President of the Company from April 1988 to January 1990. Also,
                                Chairman of NPB.

Wayne R. Weidner        55      Executive Vice President of the Company since
                                April 1990, and Treasurer of the Company from 1983 to 1990. Also, Chief Executive Officer and
                                President of NPB.

Garry D. Koch           43      Executive Vice President of NPB Since September
                                1997, and Senior Vice President of NPB since
                                1992.


Sandra L. Spayd         54      Secretary of the Company, and Senior Vice
                                President and Corporate Secretary of NPB.

Gary L. Rhoads          43      Treasurer of the Company, and Senior Vice
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

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "NPBC".

          The following table reflects the high and low closing sales prices reported for the Common Stock, and the cash dividends declared on the Common Stock, for the periods indicated, after giving retroactive effect to a four-for-three stock split paid on July 31, 1997 and a 5% stock dividend paid on October 31, 1996.

                          MARKET VALUE OF COMMON STOCK

                                                      1997
                                              High           Low
          lst Quarter                        21.56          19.59
          2nd Quarter                        25.31          20.44
          3rd Quarter                        34.38          24.94
          4th Quarter                        33.75          31.00


                                                      1996
                                              High           Low
          lst Quarter                        18.39          16.96
          2nd Quarter                        19.64          17.14
          3rd Quarter                        19.88          18.75
          4th Quarter                        20.63          19.13

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              1997           1996
          lst Quarter                         $.18           $.17
          2nd Quarter                          .21            .17
          3rd Quarter                          .21            .17
          4th Quarter                          .21            .18

          The Trust Preferred Securities of NPB Capital Trust are reported on Nasdaq's National Market under the symbol "NPBCP". The Securities have a par value of $25 and the preferred dividend is 9%.



                     (This space intentionally left blank.)

Item 6.  SELECTED FINANCIAL DATA.

                          FIVE-YEAR STATISTICAL SUMMARY
                  (Dollars in thousands, except per share data)

Year Ended                                               1997           1996          1995           1994            1993
STATEMENTS OF CONDITION
Total assets                                        $ 1,534,378      1,358,013    $ 1,251,378    $ 1,137,174    $   933,736
Total deposits                                        1,115,600        980,808        914,890        864,640        748,229
Loans and leases, net                                 1,097,662      1,028,334        918,699        811,302        719,856
Total investments                                       321,760        236,814        240,902        238,102        144,488
Total shareholders' equity                              123,188        114,721        106,615         84,871         82,222
Book value per share*                                     11.61          10.75          10.02           8.05           7.76
Realized book value per share**                           13.79          12.54            n/a            n/a            n/a
Percent shareholders' equity to assets                     8.03%          8.45%          8.52%          7.46%          8.81%
Trust assets                                            543,345        411,916        401,532        313,898        286,710

EARNINGS
Total interest income                               $   119,027    $   106,558    $    99,020    $    84,259    $    71,272
Total interest expense                                   54,620         46,018         43,836         28,848         23,839
                                                    -----------    -----------    -----------    -----------    -----------
  Net interest income                                    64,407         60,540         55,184         55,411         47,433
Provision for loan and lease losses                       4,575          3,900          3,200          3,200          5,145
                                                    -----------    -----------    -----------    -----------    -----------
  Net interest income after provision
   for loan and lease losses                             59,832         56,640         51,984         52,211         42,288
Other income                                             12,082          9,088          7,608          5,409          4,931
Other expenses                                           46,147         41,258         37,542         36,914         28,629
                                                    -----------    -----------    -----------    -----------    -----------
  Income before income taxes                             25,767         24,470         22,050         20,706         18,590
Income taxes                                              7,151          7,548          6,668          6,057          5,782
                                                    -----------    -----------    -----------    -----------    -----------
  Income before cumulative effect of
    change in accounting for income taxes                18,616         16,922         15,382         14,649         12,808
Cumulative effect on prior years
  (to January 1, 1993) of change in
  accounting for income taxes                                --             --             --             --            500
                                                    -----------    -----------    -----------    -----------    -----------
  Net income                                        $    18,616    $    16,922    $    15,382    $    14,649    $    13,308
                                                    ===========    ===========    ===========    ===========    ===========
Cash dividends paid                                 $     8,330    $     7,025    $     6,263    $     5,344    $     4,405
Return on average assets                                   1.31%          1.31%          1.30%          1.41%          1.60%
Return on average shareholders' equity                     15.9%          15.6%          16.3%          17.3%          17.4%
Return on average realized shareholders' equity**          16.3%          16.1%          16.3%           n/a            n/a

PER SHARE DATA*
Basic earnings***                                   $      1.75    $      1.59    $      1.45    $      1.38    $      1.26
Diluted earnings***                                        1.71           1.57           1.42           1.36           1.24
Dividends paid in cash                                     0.78           0.66           0.59           0.50           0.42
Dividends paid in stock                     4 for 3 Stock Split              5%             5%             5%             7%
SHAREHOLDERS AND STAFF
Average shares outstanding*                          10,661,869     10,671,969     10,605,236     10,582,954     10,538,594
 Shareholders                                             2,704          2,750          2,823          2,787          2,701
 Staff - Full-time equivalents                              595            578            517            559            449

* Restated to reflect a 4-for-3 stock split in 1997 and 5% stock dividends in 1996, 1995, and 1994, and a 7% stock dividend in 1993.
**   Excluding unrealized gain (loss) on securities available for sale.
*** In 1997, the Company adopted SFAS 128 which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. Prior periods' earnings per share have been restated to reflect the adoption of SFAS 128.

The unaudited quarterly results of the Company's operations in 1997 and 1996 are included in footnote 21 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.

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

                               FINANCIAL CONDITION

         During 1997 total assets increased to $1.534 billion, an increase of $176.4 million or 13.0% over the $1.358 billion at year-end 1996. Total assets at the end of 1996 increased $106.6 million or 8.52% over the $1.251 billion at year-end 1995.

         Total cash and cash equivalents decreased $.9 million or 2.1% in 1997 compared to 1996 versus an increase of $.8 million or 1.9% in 1996 compared to 1995. The decrease in 1997 is due to the maintenance of vault cash in branch locations, as well as a decrease in the level of interest bearing deposits in banks.

         Net loans and leases increased to $1.098 billion during 1997, an increase of $69.3 million or 6.7% compared to 1996. Net loans increased $109.6 million in 1996 or 11.9% compared to 1995. Loan growth in 1997 was primarily the result of the investment of deposits and long-term borrowings. Residential mortgages originated for immediate resale during 1997 amounted to $22.8 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of .20% for 1997 versus .14% for the year 1996, and the ratio of nonperforming assets to total loans of .89% at December 31, 1997, compared to 1.21% at December 31, 1996. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $10.0 million at December 31, 1997, compared to $12.7 million at December 31, 1996. Of these amounts, nonaccrual loans represented $6.8 million and $8.7 million at December 31, 1997, and December 31, 1996, respectively. Loans 90 days past due and still accruing interest were $2.8 million and $3.7 million at December 31, 1997, and December 31, 1996, respectively. Other real estate owned was $375,000 and $319,000 at December 31, 1997, and December 31, 1996, respectively. The Company had no restructured loans at December 31, 1997 or December 31, 1996. The allowance for loan losses to nonperforming assets was 251.6% and 179.2% at December 31, 1997, and December 31, 1996, respectively. As is evident from the above amounts relative to nonperforming assets, there have been no significant changes between December 31, 1996, and December 31, 1997. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, which are the Company's secondary use of funds, increased $84.9 million or 35.9% to $321.8 million at year-end 1997. In 1996, the investment portfolio reflected a decrease of $4.1 million or 1.7% compared to 1995. The increase in 1997 was due to investment purchases of $113.3 million, primarily in municipal securities, which were partially offset by calls and maturities of securities, securities sales and payments on mortgage-backed securities. At year-end 1995, the FASB provided a one-time window of opportunity for reclassifying investments accounted for under Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, the Company designated its entire investment portfolio as available for sale. Changes in the market value of these securities are accounted for, net of tax, as an adjustment to shareholder's equity. Because SFAS 115 explicitly allows for a held to maturity category for investment securities, reclassifications from the held to maturity category that resulted from the one-time reassessment will not call into question the intent of the Company to hold investment securities to maturity in the future. Proceeds from the sale of investment securities in 1997 were $12.6 million, on which a net gain of $1.7 million was recognized.

         As the primary source of funds, aggregate deposits of $1.116 billion increased $134.8 million or 13.7% compared to 1996. Deposits of $980.8 million increased $65.9 million in 1996 or 7.2% compared to 1995. In addition to deposits, growth in earning assets has been funded somewhat through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term borrowings. In the aggregate, these funds totaled $279.0 million at the end of 1997, a $31.0 million or 12.5% increase compared to 1996. The 1996 amount of borrowings and purchased funds of $248.0 million represented an increase of $33.5 million or 15.6% compared to 1995. The increase in 1997, was due to the issuance of $40.25 million in junior subordinated deferrable interest debentures and an increase in long-term obligations of $79.4 million which was partially offset by a decrease in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

         Shareholders' equity increased by $8.5 million or 7.4% in 1997 to $123.2 million. This increase was due primarily to the retention of earnings and reinvestment of cash dividends under the Company's dividend reinvestment plan. Cash dividends paid in 1997 increased $1,306,000 or 18.6% compared to the cash dividends paid in 1996 which increased $762,000 or 12.2% compared to cash dividends paid in 1995. Earnings retained in 1997 were 55.3% compared to 58.5% in 1996.

                              RESULTS OF OPERATIONS

         Net income for 1997 of $18.6 million was 10.0% more than the $16.9 million reported in 1996. The 1996 amount was 10.0% more than the $15.4 million in 1995. On a per share basis, basic earnings were $1.75, $1.59 and $1.45 for 1997, 1996 and 1995, respectively. Diluted earnings per share were $1.71, $1.57 and $1.42 for 1997, 1996 and 1995 respectively.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $3.9 million or 6.4% to $64.4 million in 1997 from the 1996 amount of $60.5 million. The increase in interest income is a result of growth in average loans outstanding and higher rates on loans that were partially offset by growth in average deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting the earnings potential. The Company's prime rate from January 1, 1997 to March 25, 1997 was 8.25%. On March 26, 1997, the prime rate changed to 8.50%. In 1996, the Company's prime rate was 8.50% through January 31, 1996. On February 1, 1996 the prime rate changed to 8.25%. Net interest income in 1996 increased $5.4 million or 9.7% to $60.5 million from 1995. Interest expense during 1997 increased $8.6 million or 18.7% compared to the prior year due to higher interest rates on deposits and long-term borrowings. Interest expense during 1996 increased $2.2 million or 5.0% compared to 1995. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $675,000 to $4,575,000 for 1997. The provision for loan and lease losses was $3,900,000 for 1996 and $3,200,000 for 1995. The allowance for loan and lease losses of $25.1 million at year-end 1997 and $22.7 million at year-end 1996 as a percentage of total loans was 2.2% for both 1997 and 1996, respectively. Net loan charge-offs of $2,199,000, $1,520,000 and $2,144,000 during 1997, 1996 and 1995, respectively, continue to be comparable with those of the Company's peers.

         The increase in other income in 1997 compared to 1996 was $2,994,000 or 32.9% as a result of increased gains on sale of investment securities and mortgages of $1,069,000, increased other service charges and fees of $928,000, increased service charges on deposit accounts of $595,000, increased trust income of $384,000 and increased equity in undistributed net earnings of affiliates of $18,000. The increase in other income in 1996 compared to 1995 was $1,480,000 million or 19.5% and was due to increased service charges on deposit accounts of $717,000, increased trust income of $543,000, increased other service charges and fees of $241,000, and increased equity in undistributed net earnings of affiliates of $103,000. Net gains on sales of investment securities and mortgages decreased $124,000 in 1996 compared to 1995. Sales of investment securities in 1997 and 1996 totaled $12.6 million and $39.2 million, respectively. "Total other expenses" increased $4,889,000 or 11.8% in 1997 when compared to 1996. By category, the Company's "salaries, wages and employee benefits" increased $3,853,000, "other operating expenses" increased $1,498,000, "net premises and equipment" increased $562,000 while "FDIC assessment" decreased $1,024,000 due to lower FDIC insurance premiums on bank deposits and a one-time rebate of the fourth quarter 1996 assessment. "Total other expenses" increased $3,716,000 or 9.9% in 1996 when compared to 1995. By category, the Company's "salaries, wages and employee benefits" increased $1,995,000, "other operating" expenses increased $1,413,000, and "net premises and equipment" increased $816,000 while "FDIC assessment" decreased $508,000 due to lower FDIC insurance premiums on all commercial bank deposits partially offset by a one-time FDIC assessment in the amount of $1,175,000 on approximately $225 million of thrift deposits acquired from Sellersville Savings and Loan Association and Central Pennsylvania Savings Association. For 1997, 1996 and 1995, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

         Income before income taxes increased in 1997 by $1,297,000 or 5.3% compared to 1996 when income before income taxes increased by $2,420,000 or 11.0% compared to 1995. Income taxes decreased $397,000 in 1997 compared to 1996 when income taxes increased $880,000 compared to 1995.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $46.2 million during 1997. Long-term borrowings increased $119.6 million during 1997. As described in footnote 7 to the financial statements, cash flow was increased by a $40.25 million debt offering on May 22, 1997.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at December 31, 1997:

                                               Repricing Periods
                                     Within       Three Months      One Year
                                     Three           Through        Through         Over
                                     Months         One Year      Five Years     Five Years
Assets                                                   (In thousands)
 Interest bearing deposits
  at banks                         $   1,089            $--            $--            $--
 Investment securities(1)             24,480         29,192        148,382        119,706
 Loans and leases(1)                 328,116        160,149        440,636        168,761
 Other assets                          3,102             --             --        110,765
                                   ---------      ---------      ---------      ---------
                                     356,787        189,341        589,018        399,232
                                   ---------      ---------      ---------      ---------
Liabilities and equity
 Non-interest bearing deposits       146,772             --             --             --
 Interest bearing deposits(2)        235,853        219,197        281,814        231,964
 Borrowed funds                      136,412         11,979         68,131         62,522
 Other liabilities                        --             --             --         16,546
 Hedging instruments                  80,000             --        (80,000)            --
 Shareholders' equity                     --             --             --        123,188
                                   ---------      ---------      ---------      ---------
                                     599,037        231,176        269,945        434,220
                                   ---------      ---------      ---------      ---------

Interest sensitivity gap            (242,250)       (41,835)       319,073        (34,988)
                                   ---------      ---------      ---------      ---------

Cumulative interest rate
   sensitivity gap                 ($242,250)     ($284,085)     $  34,988      $      --
                                   =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 1997. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

         Gap analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1997 are as follows:

MVPE
Change In Interest Rate        Amount                           % Change
                               (In thousands)

+300 Basis Points              $183,763                            (25)%
+200 Basis Points               204,102                            (16)
+100 Basis Points               224,761                            ( 8)
Flat Rate                       243,622                            ---
-100 Basis Points               251,640                              3
-200 Basis Points               253,499                              4
-300 Basis Points               250,508                              3

         Management believes that the assumptions utilized in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Company's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

         In the event the Company should experience a mismatch in its desired gap ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Company could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

         The Company anticipates volatile interest rate levels in 1998. Given this assumption, the Company's asset/liability strategy for 1998 is to remain in a negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios for the Company.

                                       1997             1996            1995
CAPITAL LEVELS
  Tier 1 leverage ratio                9.84%            7.83%            7.59%
  Tier 1 risk-based ratio             13.49            10.82            10.97
  Total risk-based ratio              14.91            12.09            12.23

CAPITAL PERFORMANCE
  Return on average assets             1.31             1.31             1.30
  Return on average equity            15.90            15.60            16.30
  Earnings retained                   55.30            58.50            59.30

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1997, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Company.

         In December 1997, the Company's Board of Directors approved the repurchase of up to 530,000 shares of its common stock to be used for the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. At December 31, 1997, a total of 770 shares have been repurchased at an aggregate cost of $24,000. A prior repurchase program of 380,000 shares authorized in June 1996 was completed in December 1997.

                                 FUTURE OUTLOOK

         Based on a preliminary study, the Company expects to spend approximately $300,000 in 1998 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company has evaluated appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

         In 1998, the Company intends to open up to one new supermarket branch and will possibly close one supermarket branch. Additionally, the Company is converting its mainframe hardware and software systems to new fully integrated systems in May 1998. These new systems will offer improved operating efficiencies and enhanced customer service and reporting. These new initiatives, if completed, are not expected to start contributing to profits until 1999 and beyond so that 1998 earnings may be somewhat negatively impacted by the initial costs of these new items.

                           FORWARD-LOOKING STATEMENTS

         The Company has discussed its planned investments in new and modified technology and branch locations, as well as Year 2000 computer compliance, in this report. These are forward-looking statements.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Company's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (c) costs of the Company's planned training initiatives, product development, branch expansion and new technology and operating systems may exceed expectations; (d) volatility in the Company's market area due to recent mergers may have unanticipated consequences, such as customer turnover; and (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse. In addition, as to Year 2000 compliance issues, factors that might cause material differences include, but are not limited to, the following: (a) the availability and cost of personnel trained in this area; (b) the ability to locate and correct all relevant computer codes; (c) the Year 2000 compliance status of software of third party suppliers upon which the Company's information systems rely; and (d) similar uncertainties.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                     December 31,
ASSETS                                                                         1997                1996
Cash and due from banks                                                    $    40,009         $    40,194
Interest bearing deposits in banks                                               1,089               1,802
                                                                           -----------         -----------
         Total cash and cash equivalents                                        41,098              41,996
Investment securities available for sale, at market value                      321,760             236,814
Loans and leases, less allowance for loan and lease losses of
    $25,122 and $22,746 in 1997 and 1996, respectively                       1,097,662           1,028,334
Premises and equipment, net                                                     20,606              20,303
Accrued interest receivable                                                      9,937               7,633
Investments, at equity                                                           3,646               5,199
Other assets                                                                    39,669              17,734
                                                                           -----------         -----------
         Total assets                                                      $ 1,534,378         $ 1,358,013
                                                                           ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Non-interest bearing                                                   $   146,772         $   145,107
    Interest bearing
       (includes certificates of deposit $100,000 or greater:
          1997 - $110,447; 1996 - $97,115)                                     968,828             835,701
                                                                           -----------         -----------
         Total deposits                                                      1,115,600             980,808
Securities sold under repurchase agreements and
    federal funds purchased                                                     77,225             164,996
Short-term borrowings                                                            6,109               6,931
Long-term borrowings                                                           155,460              76,110
Guaranteed preferred beneficial interests in Company's subordinated
    debentures                                                                  40,250                  --
Accrued interest payable and other liabilities                                  16,546              14,447
                                                                           -----------         -----------
         Total liabilities                                                   1,411,190           1,243,292
                                                                           -----------         -----------
Shareholders' equity
    Preferred stock, no stated par value;
       authorized 1,000,000 shares, none issued                                     --                  --
    Common stock, par value $1.875 per share;
       authorized 26,666,667 shares, issued and outstanding
       1997 - 10,606,726; 1996 - 10,680,145, net of shares
       in Treasury: 1997 - 104,623; 1996 - 31,204                               20,085              20,085
    Additional paid-in capital                                                  81,663              83,707
    Net unrealized gains on securities available for sale                        7,531               4,398
    Retained earnings                                                           17,337               7,357
    Treasury stock, at cost                                                     (3,428)               (826)
                                                                           -----------         -----------
         Total shareholders' equity                                            123,188             114,721
                                                                           -----------         -----------
         Total liabilities and shareholders' equity                        $ 1,534,378         $ 1,358,013
                                                                           ===========         ===========


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

                                                                         Year ended December 31,
                                                                  1997            1996             1995
INTEREST INCOME
Loans and leases, including fees                                $102,061        $ 91,098        $ 82,776
Investment securities
    Taxable                                                       13,204          12,756          13,735
    Tax-exempt                                                     3,525           2,482           2,319
Federal funds sold                                                   143             162             114
Deposits in banks                                                     94              60              76
                                                                --------        --------        --------
         Total interest income                                   119,027         106,558          99,020
                                                                --------        --------        --------
INTEREST EXPENSE
Deposits                                                          40,569          34,331          32,739
Securities sold under repurchase agreements,
    and federal funds purchased                                    4,938           8,083           5,613
Short-term borrowings                                                275             193           1,078
Long-term borrowings                                               8,838           3,411           4,406
                                                                --------        --------        --------
         Total interest expense                                   54,620          46,018          43,836
                                                                --------        --------        --------
         Net interest income                                      64,407          60,540          55,184
Provision for loan and lease losses                                4,575           3,900           3,200
                                                                --------        --------        --------
         Net interest income after provision
             for loan and lease losses                            59,832          56,640          51,984
                                                                --------        --------        --------
OTHER INCOME
Trust income                                                       2,738           2,354           1,811
Service charges on deposit accounts                                4,060           3,465           2,748
Other service charges and fees                                     3,529           2,601           2,360
Net gains on sale of investment securities and mortgages           1,333             264             388
Equity in undistributed net earnings of affiliates                   422             404             301
                                                                --------        --------        --------
         Total other income                                       12,082           9,088           7,608
                                                                --------        --------        --------
OTHER EXPENSES
Salaries, wages and employee benefits                             26,063          22,210          20,215
Net premises and equipment                                         7,423           6,861           6,045
FDIC assessment                                                      101           1,125           1,633
Other operating                                                   12,560          11,062           9,649
                                                                --------        --------        --------
         Total other expenses                                     46,147          41,258          37,542
                                                                --------        --------        --------
         Income before income taxes                               25,767          24,470          22,050
Income taxes                                                       7,151           7,548           6,668
                                                                --------        --------        --------
         Net income                                             $ 18,616        $ 16,922        $ 15,382
                                                                ========        ========        ========
PER SHARE OF COMMON STOCK
    Basic earnings                                              $   1.75        $   1.59        $   1.45
    Diluted earnings                                                1.71            1.57            1.42
    Dividends paid in cash                                          0.78            0.66            0.59

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)

                                                                                            Net unrealized
                                                                                              gain (loss)
                                                                                Additional   on securities
                                                        Common                   paid-in      available     Retained     Treasury
                                                        Shares      Par value    capital      for sale      earnings       stock
Balance at January 1, 1995                             7,135,347   $   18,083  $   65,492   $    (4,011)  $     8,369   $    (3,062)
    Net income                                                --           --          --            --        15,382            --
    5% stock dividend                                    359,733          899       8,769            --        (9,668)           --
    Cash dividends declared                                   --           --          --            --        (6,435)           --
    Change in  unrealized gain (loss) on securities
       available for sale, net of taxes                       --           --          --        10,590            --            --
    Shares issued under stock option plan                 48,554          124         775            --            --            --
    Effect of treasury stock transactions                 50,840           --        (537)           --            --         1,845
                                                      ----------   ----------  ----------   -----------   -----------   -----------

Balance at December 31, 1995                           7,594,474       19,106      74,499         6,579         7,648        (1,217)
    Net income                                                --           --          --            --        16,922            --
    5% stock dividend                                    380,357          951       8,986            --        (9,937)           --
    Cash dividends declared                                   --           --          --            --        (7,276)           --
    Change in unrealized gain (loss) on securities
       available for sale, net of taxes                       --           --          --        (2,181)           --            --
    Shares issued under stock option plan                 11,082           28         124            --            --            --
    Effect of treasury stock transactions                 16,735           --          98            --            --           391
                                                      ----------   ----------  ----------   -----------   -----------   -----------

Balance at December 31, 1996                           8,002,648       20,085      83,707         4,398         7,357          (826)
    Net income                                                --           --          --            --        18,616            --
    4 for 3 stock split                                2,677,497           --          --            --            --            --
    Cash dividends declared                                   --           --          --            --        (8,636)           --
    Change in unrealized gain (loss) on securities
       available for sale, net of taxes                       --           --          --         3,133            --            --
    Effect of Treasury stock transaction                 (73,419)          --      (2,044)           --            --        (2,602)
                                                      ----------   ----------  ----------   -----------   -----------   -----------

Balance at December 31, 1997                          10,606,726   $   20,085  $   81,663   $     7,531   $    17,337   $    (3,428)
                                                      ==========   ==========  ==========   ===========   ===========   ===========



The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                          Year ended December 31,
                                                                                    1997             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $  18,616      $  16,922      $  15,382
    Adjustments to reconcile net income to net
           cash provided by operating activities
       Provision for loan and lease losses                                            4,575          3,900          3,200
       Depreciation and amortization                                                  3,616          3,375          3,032
       Deferred income tax benefit                                                   (1,686)          (714)          (371)
       Amortization of premiums and discounts on investment
          securities, net                                                                95             26            (77)
       Investment securities and mortgage gains, net                                 (1,333)          (264)          (388)
       Mortgage loans originated for resale                                         (22,813)       (21,930)       (11,460)
       Sale of mortgage loans originated for resale                                  22,813         21,930         11,460
       Changes in assets and liabilities
          (Increase) decrease in accrued interest receivable                         (2,304)         1,234           (866)
          Increase (decrease) in accrued interest payable                             2,513         (1,125)         3,331
          (Increase) decrease in other assets                                       (20,877)          (700)         4,542
          (Increase) decrease in other liabilities                                     (720)           (43)           216
                                                                                  ---------      ---------      ---------

         Net cash provided by operating activities                                    2,495         22,611         28,001
                                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of investment securities available for sale                  12,583         39,210          6,853
    Proceeds from maturities of investment securities held to maturity                   --             --         13,699
    Proceeds from maturities of investment securities available for sale             21,665         26,619          4,014
    Purchase of investment securities available for sale                           (113,270)       (64,056)       (14,905)
    Net increase in loans                                                           (73,903)      (113,535)      (110,737)
    Purchases of premises and equipment                                              (3,291)        (3,124)        (4,560)
                                                                                  ---------      ---------      ---------

         Net cash used in investing activities                                     (156,216)      (114,886)      (105,636)
                                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in interest and non-interest bearing demand
       deposits and savings accounts                                                 33,595          3,955        (27,750)
    Net increase in certificates of deposit                                         101,197         61,963         78,000
    Net (increase) decrease in securities sold under agreements to repurchase
       and federal funds purchased                                                  (87,771)        34,436         88,276
    Net decrease in short-term borrowings                                              (822)        (5,429)       (43,597)
    Net increase (decrease) in long-term borrowings                                  79,350          4,521         (6,188)
    Issuance of subordinated debentures                                              40,250             --             --
    Issuance of common stock under dividend reinvestment and
       stock option plans                                                                --            152            899
    Effect of Treasury stock transactions                                            (4,646)           489          1,308
    Cash dividends                                                                   (8,330)        (7,025)        (6,263)
                                                                                  ---------      ---------      ---------

         Net cash provided by financing activities                                  152,823         93,062         84,685
                                                                                  ---------      ---------      ---------

         Net (decrease) increase in cash and cash equivalents                          (898)           787          7,050

Cash and cash equivalents at beginning of year                                       41,996         41,209         34,159
                                                                                  ---------      ---------      ---------

Cash and cash equivalents at end of year                                          $  41,098      $  41,996      $  41,209
                                                                                  =========      =========      =========



The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1997 and 1996


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

      The Company, primarily through its Bank subsidiary, has been serving residents and businesses of southeastern Pennsylvania since 1874. The Bank, which has in excess of 50 branch locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits. Trust services are provided through ITC. The Bank and ITC encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125." SFAS 125 applies a control-oriented, financial components approach to financial asset transfer transactions whereby the Company: (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred; (2) derecognizes financial assets when control has been surrendered; and (3) derecognizes liabilities once they are extinguished. Under SFAS 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee has the right to pledge or exchange the transferred assets or is a qualifying special-purpose entity, and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

    CORE DEPOSIT INTANGIBLES

      As a result of a branch acquisition in 1997, the Company has recognized approximately $776,000 of core deposit intangibles which are being amortized on a straight-line basis over 15 years.

    OTHER ASSETS

      Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

    PENSION PLAN

      Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs annually.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    EQUITY TRANSACTIONS

      On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company's employee stock option plans are accounted for under APB Opinion 25.

    STATEMENTS OF CASH FLOWS

      The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                            Year ended December 31,
                                    1997             1996              1995
       Interest                $    52,107      $     47,143        $    40,505
       Taxes                         9,674             8,947              7,286

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    EARNINGS PER SHARE

      Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

      During 1997, the Company adopted the provisions of SFAS 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS 128.

    ADVERTISING COSTS

      It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,435,000, $1,130,000 and
    $788,000, respectively.

    NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS 130 will not have a material effect on the presentation of the Company's financial position or results of operations.

      The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS 131 will not have a material effect on the presentation of the Company's financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


2.  INVESTMENT SECURITIES

      The Company classifies debt and marketable equity securities as securities available for sale. Securities available for sale are measured at fair value, with net unrealized gains and losses reported net of tax, as a component of equity.

      The amortized cost, gross unrealized gains and losses, and estimated market values of the Company's investment securities available for sale at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                         December 31, 1997
                                                                           Gross       Gross      Estimated
                                                           Amortized     unrealized  unrealized     market
                                                              cost         gains       losses        value
             Investment securities available for sale
                 U.S. Treasury and U.S. Government
                     agencies                               $ 90,751     $  2,732     $     14     $ 93,469
                 State and municipal bonds                    99,267        2,606          171      101,702
                 Other bonds                                     250            3           --          253
                 Mortgage-backed securities                  104,053        1,403           39      105,417
                 Marketable equity securities and other       15,854        5,065           --       20,919
                                                            --------     --------     --------     --------

                      Totals                                $310,175     $ 11,809     $    224     $321,760
                                                            ========     ========     ========     ========

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
                                                     ========     ========     ========     ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


2.  INVESTMENT SECURITIES - Continued

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

      The amortized cost and estimated market value of investment securities available for sale, by contractual maturity, at December 31, 1997 (in thousands) are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                                Amortized      market
                                                   cost        value
      Due in one year or less                    $ 10,868     $ 11,013
      Due after one through five years             66,161       67,690
      Due after five through ten years             90,786       93,046
      Due after ten years                         126,506      129,092
                                                 --------     --------
                                                  294,321      300,841
      Marketable equity securities and other       15,854       20,919
                                                 --------     --------
                                                 $310,175     $321,760
                                                 ========     ========

      Proceeds from the sales of investment securities during 1997, 1996 and 1995 were $12,583,000, $39,210,000 and $6,853,000, respectively. Gross gains realized on those sales in 1997 were $1,740,000 and losses were not material in 1996 and 1995.

      As of December 31, 1997 and 1996, investment securities with a book value of $119,104,000 and $91,204,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 1997 and 1996, the Company did not have any marketable equity securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


3.  LOANS AND LEASES

    Major classifications of loans and leases are as follows (in thousands):

                                                                  December 31,
                                                             1997             1996
      Commercial and industrial loans and leases         $   138,521      $   126,304
      Loans for purchasing and carrying securities                87              306
      Loans to financial institutions                            333              453
      Real estate loans
          Construction and land development                   57,563           42,468
          Residential                                        563,935          564,748
          Other                                              335,676          302,787
      Loans to individuals                                    26,670           14,016
                                                         -----------      -----------
                                                           1,122,785        1,051,082
      Unearned income                                             (1)              (2)
                                                         -----------      -----------
      Total loans and leases, net of unearned income       1,122,784        1,051,080
      Allowance for loan and lease losses                    (25,122)         (22,746)
                                                         -----------      -----------
               Total loans and leases, net               $ 1,097,662      $ 1,028,334
                                                         ===========      ===========

      Loans and leases on which the accrual of interest has been discontinued or reduced amounted to approximately $6,810,000 and $8,723,000 at December 31, 1997 and 1996, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $331,000 and $206,000 for 1997 and 1996, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $2,798,000 and $3,650,000 at December 31, 1997 and 1996, respectively.

      The balance of impaired loans was $4,263,000 at December 31, 1997. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $4,263,000 of non-accrual loans. The allowance for loan loss associated with the $4,263,000 of impaired loans was $501,000 at December 31, 1997. The average impaired loan balance was $3,998,000 in 1997 and the income recognized on impaired loans during 1997 was $477,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

      The balance of impaired loans was $6,859,000 at December 31, 1996. The impaired loan balance included $6,859,000 of non-accrual loans. The allowance for loan loss associated with the $6,859,000 of impaired loans was $1,437,000 at December 31, 1996. The average impaired loan balance was $6,676,000 and $7,368,000 in 1996 and 1995, respectively, and the income recognized on impaired loans during 1996 and 1995 was $689,000 and $528,000, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


3.  LOANS AND LEASES - Continued

      Changes in the allowance for loan and lease losses were as follows (in thousands):

                                                   Year ended December 31,
                                               1997         1996          1995
      Balance, beginning of year             $ 22,746     $ 20,366     $ 19,310
         Provision charged to operations        4,575        3,900        3,200
         Loans and leases charged off          (3,136)      (2,345)      (3,509)
         Recoveries                               937          825        1,365
                                             --------     --------     --------
      Balance, end of year                   $ 25,122     $ 22,746     $ 20,366
                                             ========     ========     ========

4.  PREMISES AND EQUIPMENT

      Major classifications of premises and equipment are summarized as follows (in thousands):

                                                     Estimated               December 31,
                                                   useful lives          1997           1996
       Land                                                         $    2,333      $    2,196
       Buildings                                  5 to 40 years         13,801          13,457
       Equipment                                  3 to 10 years         17,320          15,293
       Leasehold improvements                     2 to 40 years          3,621           2,892
                                                                     ---------      ----------
                                                                        37,075          33,838
       Accumulated depreciation and amortization                       (16,469)        (13,535)
                                                                     ---------      ----------
                                                                     $  20,606      $   20,303
                                                                     =========      ==========

      Depreciation and amortization expense amounted to $2,982,000, $2,746,000 and $2,404,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.  DEPOSITS

      The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $110,447,000 and $97,115,000 in 1997 and 1996, respectively.

      At December 31, 1997, the scheduled maturities of certificates of deposit are as follows (in thousands):

          1998                          $   249,072
          1999                              159,236
          2000                               51,568
          2001                               21,624
          2002 and thereafter                24,151
                                        -----------
                                        $   505,651
                                        ===========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


6.  SHORT-TERM BORROWINGS

      Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                            Year ended December 31,
                                                        1997          1996          1995
      Securities sold under repurchase agreements
            and federal funds purchased
         Balance at year-end                          $ 77,225      $164,996      $138,550
         Average during the year                        95,567       157,182        89,509
         Maximum month-end balance                     154,227       218,364       138,550
         Weighted average rate during the year            5.17%         5.14%         5.93%
         Rate at December 31                              5.65%         6.23%         5.56%

      Short-term borrowings
         Balance at year-end                             6,109         6,931         4,370
         Average during the year                         4,897         3,863        18,810
         Maximum month-end balance                      10,184        25,413        10,286
         Weighted average rate during the year            5.62%         5.00%         7.36%
         Rate at December 31                              5.27%         5.25%         5.35%

      The weighted average rates paid in aggregate on these borrowed funds for 1997, 1996 and 1995 were 5.19%, 5.14% and 6.18%, respectively.

7.  LONG-TERM BORROWINGS

    FHLB ADVANCES

      At December 31, 1997, advances from the Federal Home Loan Bank ("FHLB") totaling $155,460,000 will mature within one to six years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.5%. Unused lines of credit at the FHLB were $256,593 and $216,884 at December 31, 1997 and 1996, respectively.

      Outstanding borrowings mature as follows (in thousands):

          1998                           $   11,979
          1999                                  631
          2000                                   --
          2001                                2,500
          2002 and thereafter               140,350
                                         ----------
                                         $  155,460
                                         ==========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


7.  LONG-TERM BORROWINGS - Continued

    SUBORDINATED DEBENTURES

      On May 22, 1997, the Company issued $41,500,000 of 9% junior subordinated deferrable interest debentures (the "debentures") to NPB Capital Trust (the "Trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $40,250,000 of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the debentures will be treated as debt of the Company, they currently qualify for Tier 1 capital treatment in an amount up to 25% of total Tier 1 capital, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The preferred securities are redeemable by the Company on or after June 20, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027.

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

      The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                              December 31,
                                                                           1997          1996
      Actuarial present value of benefit obligations
         Accumulated benefit obligation, including vested benefits of
             $5,765,000 and $4,576,000 in 1997 and 1996, respectively     $(6,010)     $(4,749)
                                                                          =======      =======
         Projected benefit obligation for service rendered to date        $(8,778)     $(7,140)
      Plan assets at fair value                                             9,360        7,989
                                                                          -------      -------
      Plan assets in excess of projected benefit obligation                   582          849
      Unrecognized net gain from past experience different from
         that assumed and effects of changes in assumptions                  (377)        (311)
      Unrecognized net obligation at January 1, 1987 being recognized
          over 17 years                                                       656          764
      Unrecognized prior service costs                                       (340)        (382)
                                                                          -------      -------

      Prepaid pension cost                                                $   521      $   920
                                                                          =======      =======

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


8.  PENSION AND CAPITAL ACCUMULATION PLANS - Continued

      Net pension cost included the following components (in thousands):

                                                                Year ended December 31,
                                                            1997          1996         1995
      Service cost - benefits earned during the period     $   574      $   507      $   332
         Interest cost on projected benefit obligation         512          464          400
         Actual return on plan assets                       (1,542)        (854)        (709)
         Net amortization and deferral                         955          410          322
                                                           -------      -------      -------

      Net periodic pension cost                            $   499      $   527      $   345
                                                           =======      =======      =======

      The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.75%, respectively, in 1997; 7.25% and 4.75%, respectively, in 1996; and 7.25% and 4.75%, respectively, in 1995. The expected long-term rate of return on assets was 8.25% for 1997, 1996 and 1995.

      The Company has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 10% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $441,000, $307,000 and $303,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.  INCOME TAXES

      The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                       Year ended December 31,
                                                    1997        1996          1995
      Income tax expense
      Current                                     $ 6,493      $ 8,262      $ 7,039
      Deferred federal benefit                       (683)        (714)        (371)
                                                  -------      -------      -------
                                                    5,810        7,548        6,668
      Additional paid-in capital from benefit
      of stock options exercised                    1,341           --           --
                                                  -------      -------      -------
      Applicable income tax expense               $ 7,151      $ 7,548      $ 6,668
                                                  =======      =======      =======

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


9.  INCOME TAXES - Continued

    The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                             Year ended December 31,
                                                         1997         1996         1995
      Computed tax expense at statutory rate           $ 9,017      $ 8,565      $ 7,718
         Decrease in taxes resulting from
             Tax-exempt loan and investment income      (1,566)      (1,221)      (1,076)
             Stock options exercised                        --          (46)        (196)
         Other, net                                       (300)         250          222
                                                       -------      -------      -------
      Applicable income tax expense                    $ 7,151      $ 7,548      $ 6,668
                                                       =======      =======      =======

      Deferred  tax  assets  and  liabilities   consist  of  the  following  (in
    thousands):

                                               1997       1996        1995
      Deferred tax assets
            Deferred loan fees                $  610     $  753     $  896
            Loan loss allowance                8,300      7,674      7,109
            Deferred compensation                667        610        518
            Loan sales valuation                 120        120        120
                                              ------     ------     ------
                                               9,697      9,157      8,643
                                              ------     ------     ------

         Deferred tax liability
            Pension                              240        136         64
            Bad debt reserve recapture            40        285        529
            Partnership investments              221        195        168
            Acquisition adjustments               55         55         81
            Mark-to-market accounting             --         28         57
            Securities available for sale      4,055      2,368      3,543
            Rehab credit adjustment               44         44         44
                                              ------     ------     ------
                                               4,655      3,111      4,486
                                              ------     ------     ------
         Net deferred tax asset               $5,042     $6,046     $4,157
                                              ======     ======     ======

10.   SHAREHOLDERS' EQUITY

      In August 1997, the Company amended its Articles of Incorporation whereby the number of authorized common shares was increased from 20,000,000 shares with a par value of $2.50 to 26,666,667 shares with a par value of $1.875. In conjunction with this amendment, the Company declared a 4 for 3 stock split where 4 common shares of $1.875 par value stock were received in exchange for 3 common shares of $2.50 par value stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


11.  EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS 128 is as follows (in thousands, except for per share amounts):

                                                           Year ended December 31, 1997
                                                         Income      Shares        Per share
                                                      (numerator) (denominator)    amount
      Basic earnings per share
         Net income available to common stockholders     $18,616      10,662     $   1.75

      Effect of dilutive securities
         Options                                              --         231           --
                                                         -------     -------     --------

      Diluted earnings per share
         Net income available to common stockholders
             plus assumed conversions                    $18,616      10,893     $   1.71
                                                         =======     =======     ========

      Options to purchase 190,015 shares of common stock at $32.150 per share were outstanding during 1997. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                           Year ended December 31, 1996
                                                         Income        Shares    Per share
                                                       (numerator) (denominator)  amount
      Basic earnings per share
         Net income available to common stockholders     $16,922      10,671     $   1.59

      Effect of dilutive securities
         Options                                              --         110           --
                                                         -------     -------     --------

      Diluted earnings per share
         Net income available to common stockholders
             plus assumed conversions                    $16,922      10,781     $   1.57
                                                         =======     =======     ========

      Options to purchase 790,882 shares of common stock from $18.79 to $25.21 per share were outstanding during 1996. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


11.  EARNINGS PER SHARE - Continued

                                                           Year ended December 31, 1995
                                                          Income      Shares      Per share
                                                       (numerator) (denominator)   amount
      Basic earnings per share
         Net income available to common stockholders     $15,382      10,605     $   1.45

      Effect of dilutive securities
         Options                                              --         190           --
                                                         -------     -------     --------

      Diluted earnings per share
         Net income available to common stockholders
             plus assumed conversions                    $15,382      10,795     $   1.42
                                                         =======     =======     ========

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS

      Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

         Year ending December 31,

                  1998                            $     1,386
                  1999                                  1,352
                  2000                                  1,260
                  2001                                  1,072
                  2002                                    780
                  Thereafter                            2,169
                                                  -----------
                                                  $     8,019
                                                  ===========

      The total rental expense was approximately $1,651,000, $1,458,000 and $1,182,000 in 1997, 1996 and 1995, respectively.

    OTHER

      In the normal course of business, the Company, the Bank and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

      Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                      1997              1996
       Financial instruments whose contract amounts represent
       credit risk
       Commitments to extend credit                              $   266,049        $   138,830
       Standby letters of credit                                      12,890             10,666

       Financial instruments whose notional or contract amounts
       exceed the amount of credit risk
       Interest rate swap agreements                                  80,000             90,000

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

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1997 varies up to 100%; the average amount collateralized is 74%.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

      Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 1997, the interest rate swaps had the effect of increasing the Company's net interest income by $983,000 over what would have been realized had the Company not entered into the swap agreements.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the bank, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS 107. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

      Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1997 and 1996 were as follows (in thousands):

      Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

      Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                         December 31, 1997
                                                      Carrying    Estimated fair
                                                        amount            value
       Cash and cash equivalents                    $     41,098    $    41,098
       Investment securities                             321,760        321,760

                                                         December 31, 1996
                                                      Carrying    Estimated fair
                                                        amount            value
       Cash and cash equivalents                    $     41,996    $    41,996
       Investment securities                             236,814        236,814

      Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                         December 31, 1997
                                                     Carrying    Estimated fair
                                                       amount            value
       Deposits with stated maturities               $   614,033    $   616,655
       Short-term borrowings                              83,334         83,334
       Long-term borrowings                              155,460        155,234
       Subordinated debentures                            40,250         42,263


                                                          December 31, 1996
                                                      Carrying    Estimated fair
                                                        amount            value
       Deposits with stated maturities               $   512,835    $   513,902
       Short-term borrowings                             171,927        171,927
       Long-term borrowings                               76,110         77,169

      Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $501,567,000 for 1997 and $467,973,000 for 1996.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

      The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                                    December 31, 1997
                                                Carrying    Estimated fair
                                                 amount            value
       Net loans                              $ 1,097,662    $ 1,198,973

                                                    December 31, 1996
                                                Carrying    Estimated fair
                                                 amount            value
       Net loans                               $ 1,028,334    $ 1,066,594

      There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $358,939,000 and $239,496,000 at year-end 1997 and 1996, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

      The Company's remaining assets and liabilities are not considered financial instruments.

15.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

      The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

16.  RELATED PARTY TRANSACTIONS

      Certain directors and officers of the Company and the Bank, their immediate families, and the companies with which they are associated, have had banking transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management of the Company, do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $3,904,000 and $3,962,000 at December 31, 1997 and 1996, respectively. During 1997, $4,194,000 of new loans were made and repayments totaled $4,252,000.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


17.  EQUITY TRANSACTIONS

      The Company has an employee stock option plan for certain key employees accounted for under APB Opinion 25 and related interpretations. A total of 1,787,960 shares of common stock were made available for options granted through February 24, 1997. The options granted under this plan are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. On April 22, 1997, the Company's shareholders approved the adoption of the Officers' and Key Employees' Stock Compensation Plan as a replacement for the Stock Option Plan upon expiration of its 10-year term. A total of 1,000,000 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. The options granted under this plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. The Company also has a non-employee director stock option plan. Under this plan, a total of 220,498 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under this plan fully vest after two years and expire ten years from the date of issue. Under all plans, the option price per share is equivalent to 100% of the fair market value on the date the options were granted as determined pursuant to the plan. Accordingly, no compensation cost has been recognized for the plans. The number of unoptioned shares available for granting totaled 739,921 at the beginning of the year and 918,051 at the end of 1997.

      Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                                       1997          1996         1995
       Net income                                            As reported           $   18,616   $    16,922   $   15,382
                                                             Pro forma                 18,335        16,626       15,196

       Earnings per share of common stock - basic            As reported                1.75           1.59         1.45
                                                             Pro forma                  1.72           1.56         1.43

       Earnings per share of common stock - diluted          As reported                1.71           1.57         1.42
                                                             Pro forma                  1.68           1.54         1.40

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.55%, 3.50% and 2.54%; expected volatility of 31.5%, 13.0% and 8.2%; risk-free interest rates for each plan of 6.43% and 5.89% for 1997, 5.66% and 6.38% for 1996 and 7.75% and 6.36% for 1995; and
    expected lives of 6.95 years and 9.17 years for each plan in 1997, and 9.3 years for 1996 and 1995.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


17.  EQUITY TRANSACTIONS - Continued

      A summary of the status of the Company's fixed option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                     1997                      1996                         1995
                                                          Weighted                    Weighted                  Weighted
                                                           average                     average                   average
                                                           exercise                    exercise                  exercise
                                              Shares        price       Shares          price      Shares         price
      Outstanding, beginning of  year      1,253,383      $   17.48   1,067,597      $   16.87     576,649      $   21.74
         Effect of stock dividends
             and splits*                          --             --          --             --     341,934             --
         Granted                             195,887          31.78     212,475          19.92     204,900          26.75
         Exercised                          (237,238)         13.00     (15,159)         10.01     (50,118)         19.44
         Forfeited                           (35,278)         19.75     (11,530)         16.41      (5,768)         22.13
                                          ----------      ---------  ----------      ---------  ----------      ---------
      Outstanding, end of year             1,176,754      $   20.69   1,253,383      $   17.48   1,067,597      $   16.87
                                          ==========      =========  ==========      =========  ==========      =========

       Options exercisable at year-end       358,502                    365,208                    136,882
                                          ==========                 ==========                 ==========
       Weighted average fair value of
          options granted during the year                 $   11.70                  $    4.11                  $    6.33
                                                          =========                  =========                  =========

* The 1997 and 1996 balances have been restated to include the effects of stock dividends and splits; therefore, separate disclosure is not required.

      The following table summarizes information about nonqualified options outstanding at December 31, 1997:

                                Options outstanding                                      Options exercisable
                                               Weighted
                               Number           average                                Number
                           outstanding at      remaining        Weighted             outstanding at      Weighted
            Range of        December 31,       contractual       average             December 31,        average
       exercise prices          1997          life (years)    exercise price             1997         exercise price
      $  6.43 - $ 9.64          20,126             2.3           $  8.92                  20,126        $   8.92
         9.65 -  12.85         173,007             4.1             11.58                 137,922           11.35
        16.06 -  19.28         440,328             7.0             18.54                 125,346           17.58
        19.29 -  22.49         190,475             9.0             19.99                     734           20.53
        22.50 -  25.70         162,803             5.7             25.13                  74,374           25.13
        28.91 -  32.13         190,015            10.0             32.13                      --              --

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


18.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

      The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                         December 31,
                                                                      1997         1996
      Assets
         Cash                                                       $     39     $     33
         Investment in Company subsidiary, at equity                 108,920       97,106
         Investment in other subsidiaries, at equity                  54,531       17,708
         Other assets                                                  1,260           20
                                                                    --------     --------
                                                                    $164,750     $114,867
                                                                    ========     ========
      Liabilities and Shareholders' Equity
         Guaranteed preferred beneficial interests in Company's
            subordinated debentures                                 $ 41,495     $    146
         Other liabilities                                                67           --
         Shareholders' equity                                        123,188      114,721
                                                                    --------     --------
                                                                    $164,750     $114,867
                                                                    ========     ========

                         CONDENSED STATEMENTS OF INCOME

                                                                        Year ended December 31,
                                                                    1997          1996         1995
      Income
         Equity in undistributed net earnings of subsidiaries     $ 10,994      $  9,630     $  8,849
         Dividends from Company subsidiary                           8,640         7,277        6,435
         Interest and other income                                     766           129          278
                                                                  --------      --------     --------
                                                                    20,400        17,036       15,562
      Expenses
      Other operating                                                2,332           106          127
                                                                  --------      --------     --------
            Income before income tax (benefit) expense              18,068        16,930       15,435
      Income tax (benefit) expense                                    (548)            8           53
                                                                  --------      --------     --------

             Net income                                           $ 18,616      $ 16,922     $ 15,382
                                                                  ========      ========     ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


18.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                       1997          1996           1995
      Cash flows from operating activities
         Net income                                                  $ 18,616      $ 16,922      $ 15,382
         Equity in undistributed net earnings of subsidiaries         (10,994)       (9,630)       (8,849)
         (Increase) decrease in other assets                           (1,240)          (14)          159
      (Decrease) increase in other liabilities                            (79)           85           (11)
                                                                     --------      --------      --------
      Net cash provided by operating activities                         6,303         7,363         6,681
                                                                     --------      --------      --------
      Cash flows from investing activities
      Additional investment in subsidiaries, at equity                (34,506)         (744)       (2,480)
                                                                     --------      --------      --------
      Net cash used in investing activities                           (34,506)         (744)       (2,480)
                                                                     --------      --------      --------
      Cash flows from financing activities
         Proceeds from issuance of long-term debt                      41,495            --            --
         Proceeds from issuance of stock                                   --           152           899
         Effect of treasury stock transactions                         (4,646)          489         1,308
         Cash dividends                                                (8,640)       (7,277)       (6,435)
                                                                     --------      --------      --------

            Net cash provided by (used in) financing activities        28,209        (6,636)       (4,228)
                                                                     --------      --------      --------

            Net increase (decrease) in cash and cash equivalents            6           (17)          (27)

      Cash and cash equivalents at beginning of year                       33            50            77
                                                                     --------      --------      --------

      Cash and cash equivalents at end of year                       $     39      $     33      $     50
                                                                     ========      ========      ========

19.  REGULATORY RESTRICTIONS

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1997 was approximately $3,772,000.

      Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 1998, the Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $17,740,000 plus additional amounts equal to the net earnings of the Bank for the period January 1, 1998 through the date of declaration less dividends previously paid in 1998.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


19.  REGULATORY RESTRICTIONS - Continued

      The Company is required to maintain minimum amounts of Tier 1 and total capital to "risk-weighted" assets and a minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1997, the Company was required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 4%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the bank must have minimum Tier 1 and total capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%. The bank's actual Tier 1 and total capital ratios at December 31, 1997 were 13.49% and 14.91%, respectively, and the bank's Tier 1 leverage ratio was 9.84%. The Company's management believes that, under current regulations, the bank will continue to meet its minimum capital requirements in the foreseeable future.

                                                                                                  To be well
                                                                                               capitalized under
                                                                           For capital         prompt corrective
                                                      Actual             adequacy purposes     action provisions
                                                Amount      Ratio         Amount    Ratio         Amount  Ratio
                                                                      (Dollars in thousands)
    As of December 31, 1997
    Total capital (to risk-weighted
              assets)
          National Penn Bancshares,
              Inc.                           $   162,787    14.91%     $   87,360    8.00%       $     --     --%
          National Penn Bank                     111,450    10.32          86,399    8.00         107,999  10.00

    Tier I capital (to risk-weighted
              assets)
          National Penn Bancshares,
              Inc.                               147,297    13.49          43,679    4.00              --     --
          National Penn Bank                      97,807     9.06          43,200    4.00          64,799   6.00

    Tier I capital (to average assets)
          National Penn Bancshares,
              Inc.                               147,297     9.84          59,876    4.00              --     --
          National Penn Bank                      97,807     6.60          59,263    4.00          74,079   5.00

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


19.  REGULATORY RESTRICTIONS - Continued

                                                                                                   To be well
                                                                                                 capitalized under
                                                                            For capital          prompt corrective
                                                      Actual             adequacy purposes       action provisions
                                                 Amount     Ratio         Amount    Ratio         Amount   Ratio
    As of December 31, 1996
    Total capital (to risk-weighted
              assets)
          National Penn Bancshares,
              Inc.                           $   115,653    12.09%      $   76,551   8.00%       $     --     --%
          National Penn Bank                      99,539    10.47           76,220   8.00          95,025  10.00

    Tier I capital (to risk-weighted
              assets)
          National Penn Bancshares,
              Inc.                               103,559    10.82           38,276   4.00              --     --
          National Penn Bank                      87,527     9.21           38,010   4.00          57,013   6.00

    Tier I capital (to average assets)
          National Penn Bancshares,
              Inc.                               103,559     7.83           52,883   4.00              --     --
          National Penn Bank                      87,527     6.67           52,500   4.00          65,626   5.00

20.  SHAREHOLDER RIGHTS PLAN

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1997 and 1996


21.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

      The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

    (Dollars in thousands, except per share data)

                                                                                 Three months ended
             1997                                          Dec. 31           Sept. 30            June 30        March 31
      Interest income                                  $       31,485     $      30,511     $        28,863     $28,168
                                                       ==============     =============     ===============     =======
      Net interest income                              $       16,433     $      16,263     $        16,012     $15,699
                                                       ==============     =============     ===============     =======
      Provision for loan and lease losses              $          975     $       1,200     $         1,200     $ 1,200
                                                       ==============     =============     ===============     =======
      Net gains (losses) on sale of securities and
         mortgages                                     $         (129)    $         620     $           (74)    $   916
                                                       ==============     =============     ===============     =======
      Income before income taxes                       $        6,109     $       6,710     $         6,372     $ 6,576
                                                       ==============     =============     ===============     =======
      Net income                                       $        4,978     $       4,719     $         4,385     $ 4,534
                                                       ==============     =============     ===============     =======
      Earnings per share of common stock - basic       $         0.47     $        0.45     $          0.41     $  0.42
                                                       ==============     =============     ===============     =======
      Earnings per share of common stock - diluted     $         0.45     $        0.44     $          0.40     $  0.42
                                                       ==============     =============     ===============     =======

                                                                                  Three months ended
             1996                                           Dec. 31          Sept. 30            June 30         March 31

      Interest income                                  $       27,821     $       27,151     $        25,867     $ 25,719
                                                       ==============     ==============     ===============     ========
      Net interest income                              $       15,953     $       15,424     $        14,713     $ 14,450
                                                       ==============     ==============     ===============     ========
      Provision for loan and lease losses              $          975     $          975     $           975     $    975
                                                       ==============     ==============     ===============     ========
      Net gains (losses) on sale of securities and
         mortgages                                     $          336     $          (57)    $            88     $   (103)
                                                       ==============     ==============     ===============     ========
      Income before income taxes                       $        6,565     $        6,158     $         5,776     $  5,971
                                                       ==============     ==============     ===============     ========
      Net income                                       $        4,528     $        4,286     $         3,993     $  4,115
                                                       ==============     ==============     ===============     ========
      Earnings per share of common stock - basic       $         0.42     $         0.40     $          0.38     $   0.39
                                                       ==============     ==============     ===============     ========
      Earnings per share of common stock - diluted     $         0.42     $         0.40     $          0.37     $   0.38
                                                       ==============     ==============     ===============     ========


                      (This space intentionally left blank)

               Report of Independent Certified Public Accountants


Board of Directors
National Penn Bancshares, Inc.


     We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



 /s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 16, 1998

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to executive officers of the Company is included under Item 4A in Part I hereof. The information required by this item relating to directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3, and 16 of the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to pages 8 through 15 of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to pages 3, 4, 15 and 16 of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to page 15 of the Proxy Statement.


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

         3.1 Articles of incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.)

         3.2 Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         10.1 National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

         10.2 National Penn Bancshares, Inc. Pension Plan. *(Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

         10.3 Amendment No. 1 to National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

         10.4 National Penn Bancshares, Inc. Capital Accumulation Plan.* (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

         10.5 National Penn Bancshares, Inc. Capital Accumulation Plan Amendment 1995-1.* (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

         10.6 National Penn Bancshares, Inc. Capital Accumulation Plan Amendment 1996-1.* (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

         10.7 National Penn Bancshares, Inc. Capital Accumulation Plan Amendment 1997 -1.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.)

         10.8 National Penn Bancshares, Inc. Capital Accumulation Plan Amendment 1998 - 1.*

         10.9 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.*

         10.10    National Penn Bancshares, Inc. Executive Incentive
                  Plan/Schedules.*

         10.11 National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1995.)

         10.12 National Penn Bancshares, Inc. Officers' and Key Employees' Stock Compensation Plan.* (Incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         10.13 National Penn Bancshares, Inc. Directors' Fee Plan.* (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         10.14 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

         10.15 National Penn Bancshares, Inc. Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         10.16 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.17 Amendatory Agreement dated February 23, 1994, between National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.18 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.19 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.20 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

         10.21 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

         10.22 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

         10.23 Stock Purchase Agreement dated July 25, 1988, between National Penn Bancshares, Inc., and First Capitol Bank. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.24 Stock Purchase Warrant dated November 18, 1988, issued to National Penn Investment Company by First Capitol Bank. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.25 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.26 Stock Purchase Warrant dated July 3, 1989, issued to National Penn Investment Company by Pennsylvania State
                  Bank.(Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

         10.27 Rights Agreement dated August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1994.)

         10.28 Assignment and Assumption Agreement dated January 31, 1992, between Sellersville Interim Federal Savings and Loan Association and National Bank of Boyertown. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

         21       Subsidiaries of the Registrant.

         23       Consent of Independent Certified Public Accountants.

         27       Financial Data Schedule.

         27.1     Restated Financial Data Schedule (December 31, 1996)

         27.2     Restated Financial Data Schedule (December 31, 1995)

         27.3     Restated Financial Data Schedule (March 31, 1997)

         27.4     Restated Financial Data Schedule (June 30, 1997)

         27.5     Restated Financial Data Schedule (September 30, 1997)

         27.6     Restated Financial Data Schedule (March 31, 1996)

         27.7     Restated Financial Data Schedule (June 30, 1996)

         27.8     Restated Financial Data Schedule (September 30, 1996)

         99       Forward-Looking Statements.

           *  Denotes a compensatory plan or arrangement.


                  (b)      Reports on Form 8-K.

                           The Registrant filed one Report on Form 8-K during fourth quarter 1997. This report was dated November 21, 1997, and reported under Item 5, Other Events, the closing of a branch purchase and assumption transaction. No financial statements were included in this report.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NATIONAL PENN BANCSHARES, INC.
                                           (Registrant)



March 25, 1998                             By /s/ Lawrence T. Jilk, Jr.
                                              -------------------------
                                              Lawrence T. Jilk, Jr.
                                              President and
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signatures                 Title


 /s/ John H. Body               Director                          March 25, 1998
-----------------------------
John H. Body


                                Director
-----------------------------
J. Ralph Borneman, Jr.


 /s/ Frederick H. Gaige         Director                          March 25, 1998
-----------------------------
Frederick H. Gaige


 /s/ John J. Dau                Director                          March 25, 1998
-----------------------------
John J. Dau


 /s/ Lawrence T. Jilk, Jr.
------------------------------  Director, President, and Chief    March 25, 1998
Lawrence T. Jilk, Jr.           Executive Officer (Principal
                                Executive Officer)


 /s/ Patricia L. Langiotti      Director                          March 25, 1998
-----------------------------
Patricia L. Langiotti


 /s/ Kenneth A. Longacre        Director                          March 25, 1998
-----------------------------
Kenneth A. Longacre

 /s/ C. Robert Roth             Director                          March 25, 1998
-----------------------------
C. Robert Roth


 /s/ Harold C. Wegman, D.D.S.   Director                          March 25, 1998
-----------------------------
Harold C. Wegman, D.D.S.


 /s/ Wayne R. Weidner
-----------------------------   Director and Executive            March 25, 1998
Wayne R. Weidner                Vice President


 /s/ Gary L. Rhoads
------------------------------  Treasurer (Principal Financial    March 25, 1998
Gary L. Rhoads                  Accounting Officer)