Form 10-Q
period 1998-03-31
NATIONAL PENN BANCSHARES INC
filed 1998-05-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      March  31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                 Outstanding at May  8, 1998

  Common Stock ($1.875 par value)                      (No.) 10,522,402 Shares

                               Page 1 of 14 pages

                                TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.           Financial Statements.............................. 3

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations .... 8

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk.......................................12

Part II - Other Information.

         Item 1.           Legal Proceedings ................................13

         Item 2.           Changes in Securities ............................13

         Item 3.           Defaults Upon Senior Securities ..................13

         Item 4.           Submission of Matters to a Vote of
                           Security Holders .................................13

         Item 5.           Other Information ................................13

         Item 6.           Exhibits and Reports on Form 8-K .................13

Signatures ..................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                            March 31         Dec. 31
 (Dollars in thousands, except per share data)                    1998             1997
                                                              (Unaudited)         (Note)
ASSETS
Cash and due from banks                                          $42,903          $40,009
Interest bearing deposits in banks                                 1,680            1,089
                                                             -----------      -----------
    Total cash and cash equivalents                               44,583           41,098
Investment securities available for sale at market value         361,719          321,760
Loans, less allowance for loan losses of $26,169 and
  $25,122 in 1998 and 1997 respectively                        1,104,242        1,097,662
Other assets                                                      86,264           73,858
                                                             -----------      -----------
    Total Assets                                              $1,596,808       $1,534,378
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $154,983         $146,772
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1998 - $109,036; 1997- $110,447)                               976,217          968,828
                                                             -----------      -----------
    Total deposits                                             1,131,200        1,115,600
Securities sold under repurchase agreements
  and federal funds purchased                                     69,278           77,225
Short-term borrowings                                              6,005            6,109
Long-term obligations                                            210,460          155,460
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                               40,250           40,250
Accrued interest and other liabilities                            18,873           16,546
                                                             -----------      -----------
    Total Liabilities                                          1,476,066        1,411,190
Commitments and contingent liabilities                                --               --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                          --               --
  Common stock, par value $1.875 per share;
    authorized 26,666,667 shares; issued and outstanding
    1998 - 10,506,629; 1997 - 10,606,726, net of shares
    in Treasury: 1998 - 202,720; 1997 - 104,623                   20,085           20,085
  Additional paid-in-capital                                      80,722           81,663
  Retained earnings                                               20,017           17,337
  Net unrealized gains on securities available for sale            6,189            7,531
  Treasury stock, at cost                                         (6,271)          (3,428)
                                                             -----------      -----------
    Total Shareholders' Equity                                   120,742          123,188
                                                             -----------      -----------
    Total Liabilities and Shareholders' Equity                $1,596,808       $1,534,378
                                                             ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1997 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             Three Months Ended
(Dollars in thousands, except per share data)                    March 31
                                                             1998       1997
INTEREST INCOME
Loans, including fees                                      $26,109     $24,384
Deposits in banks                                               16          17
Federal funds sold                                              11          18
Investment securities                                        5,173       3,749
                                                           -------     -------
    Total interest income                                   31,309      28,168
                                                           -------     -------
INTEREST EXPENSE
Deposits                                                    10,932       9,193
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                4,336       3,276
                                                           -------     -------
    Total interest expense                                  15,268      12,469
                                                           -------     -------
    Net interest income                                     16,041      15,699
Provision for loan losses                                    1,200       1,200
                                                           -------     -------
    Net interest income after provision
      for loan losses                                       14,841      14,499
                                                           -------     -------
OTHER INCOME
Trust and investment management income                         760         636
Service charges on deposit accounts                          1,033         954
Net gains (losses) on sale of securities and mortgages         443         916
Other                                                        1,525         789
                                                           -------     -------
    Total other income                                       3,761       3,295
                                                           -------     -------
OTHER EXPENSES
Salaries, wages and employee benefits                        6,786       6,406
Net premises and equipment                                   1,883       1,940
Other operating                                              3,176       2,872
                                                           -------     -------
    Total other expenses                                    11,845      11,218
                                                           -------     -------
    Income before income taxes                               6,757       6,576
Applicable income tax expense                                1,769       2,042
                                                           -------     -------
    Net income                                              $4,988      $4,534
                                                           =======     =======

PER SHARE OF COMMON STOCK
Net income per share - basic                                 $0.47       $0.42
Net income per share - diluted                                0.46        0.42
Dividends paid in cash                                        0.21        0.18

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 1998
  (Dollars in thousands)                                                         Net Unrealized
                                                                                 Gain (Loss) on
                                                           Additional              Securities
                                      Common Stock          Paid-in     Retained   Available  Comprehensive   Treasury
                                   Shares      Par Value    Capital     Earnings    for Sale      Income         Stock       Total

Balance at December 31, 1997      10,606,726     $20,085     $81,663      $17,337       $7,531         --      ($3,428)    $123,188
Comprehensive income:
 Net income                               --          --          --        4,988           --      4,988           --       $4,988
 Unrealized gains(losses) on
  securities available for sale,
  net of taxes and reclass-
  ification adjustment
 (see disclosure)                         --          --          --           --       (1,342)      (948)          --      ($1,342)
                                                                                                  -------
Comprehensive income                                                                               $4,040
                                                                                                  =======
Cash dividends declared                   --          --          --       (2,308)          --                      --      ($2,308)
Effect of treasury stock
  transactions                      (100,097)         --        (941)          --           --                  (2,843)     ($3,784)
                                  ----------     -------     -------      -------       ------                 -------     --------
Balance at March 31, 1998         10,506,629     $20,085     $80,722      $20,017       $6,189                 ($6,271)    $120,742

                                  ==========     =======     =======      =======       ======                 =======     ========

Disclosure of reclassification
      amount:
 Unrealized holding loss arising
   during period                                                                                    ($948)
 Less: reclassification adjustment
   for gains included in net income                                                                  (394)
                                                                                                  -------
 Net unrealized loss on securities                                                                ($1,342)
                                                                                                  =======


THREE MONTHS ENDED MARCH 31, 1997
  (Dollars in thousands)                                                         Net Unrealized
                                                                                 Gain (Loss) on
                                                           Additional              Securities
                                      Common Stock          Paid-in     Retained   Available  Comprehensive   Treasury
                                   Shares      Par Value    Capital     Earnings    for Sale      Income         Stock       Total

Balance at December 31, 1996       8,002,648     $20,085     $83,707       $7,357       $4,398         --        ($826)    $114,721
Comprehensive income:
 Net income                               --          --          --        4,534           --      4,534           --       $4,534
 Unrealized gains(losses) on
  securities available for sale,
  net of taxes and reclass-
  ification adjustment
  (see disclosure)                        --          --          --           --       (2,586)    (1,936)          --      ($2,586)
                                                                                                  -------
Comprehensive income                                                                               $2,598
                                                                                                  =======
Cash dividends declared                   --          --          --       (1,916)          --                      --      ($1,916)
Effect of treasury stock
  transactions                        (7,058)         --          11           --           --                    (311)       ($300)
                                  ----------     -------     -------      -------       ------                 -------     --------
Balance at March 31, 1997          7,995,590     $20,085     $83,718       $9,975       $1,812                 ($1,137)    $114,453
                                  ==========     =======     =======      =======       ======                 =======     ========


Disclosure of reclassification
      amount:
 Unrealized holding loss arising
   during period                                                                                  ($1,936)
 Less: reclassification adjustment
   for gains included in net income                                                                  (650)
                                                                                                  -------
  Net unrealized loss on securities                                                               ($2,586)
                                                                                                  =======

        The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended March 31,
(Dollars in thousands)
                                                                                1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $4,988        $4,534
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                   1,200         1,200
    Depreciation and amortization                                                 867           827
    Net gains (losses) on sale of securities and mortgages                        443           916
    Mortgage loans originated for resale                                      (16,854)       (4,249)
    Sale of mortgage loans originated for resale                               16,854         4,249
    Other                                                                     (11,625)          (71)
                                                                             --------      --------

      Net cash provided by (used in) operating activities                      (4,127)        7,406

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale            16,594        11,655
  Proceeds from maturities of investment securities - available for sale        5,278        10,830
  Purchase of investment securities - available for sale                      (62,452)      (12,610)
  Proceeds from sales of loans                                                     --            --
  Net increase in loans                                                        (7,780)      (21,946)
  Purchases of premises & equipment                                              (485)         (690)
                                                                             --------      --------

      Net cash provided by (used in) investing activities                     (48,845)      (12,761)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                   15,600        50,938
    Repurchase agreements, fed funds & short-term borrowings                   (8,051)      (51,263)
    Long-term borrowings                                                       55,000        25,000
  (Increase) decrease in treasury stock                                        (2,843)         (311)
  Issuance of common stock under dividend reinvestment plan                      (941)          (11)
  Cash dividends                                                               (2,308)       (1,917)
                                                                             --------      --------

      Net cash provided by (used in) financing activities                      56,457        22,436

Net increase (decrease) in cash and cash equivalents                            3,485        17,081

Cash and cash equivalents at January 1                                         41,098        41,996
                                                                             --------      --------

Cash and cash equivalents at March 31                                         $44,583       $59,077
                                                                             ========      ========

The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of basic shares outstanding of 10,519,102 and 10,664,445 for 1998 and 1997, respectively, and on the weighted average number of diluted shares outstanding of 10,786,359 and 10,809,173 for 1998 and 1997, respectively, and are computed after giving retroactive effect to a 4-for-3 stock split paid July 31, 1997.

4. On March 25, 1998, the Company's Board of Directors declared a cash dividend of .22 per share payable on May 17, 1998, to shareholders of record on April 30, 1998.

5. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $7,788,000 at March 31, 1998, all of which are nonaccrual loans. The allowance for loan loss associated with these impaired loans was $778,000 at March 31, 1998. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $1.597 billion, an increase of $62.4 million, or 4.1% over the $1.534 billion at December 31, 1997. This increase is reflected primarily in the investment and other asset categories, the result of the investment of deposits, the Company's primary source of funds, and long-term borrowings.

         Total cash and cash equivalents increased $3.5 million, or 8.5% at March 31, 1998, when compared to December 31, 1997. This increase was primarily in cash and due from banks.

         Loans increased to $1.104 billion at March 31, 1998. The increase of $6.6 million, or .60% compared to December 31, 1997, was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first three months of 1998 amounted to $16.9 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of .05% through the first quarter of 1998 versus
 .20% for the year 1997, and the ratio of nonperforming assets to total loans of .94% at March 31, 1998, compared to .89% at December 31, 1997. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $10.6 million at March 31, 1998, compared to $10.0 million at December 31, 1997. Of these amounts, nonaccrual loans represented $7.8 million and $6.8 million at March 31, 1998, and December 31, 1997, respectively. Loans 90 days past due and still accruing interest were $2.2 million and $2.8 million at March 31, 1998, and December 31, 1997, respectively. Other real estate owned was $663,000 and $375,000 at March 31, 1998, and December 31, 1997, respectively. The Company had no restructured loans at March 31, 1998, or December 31, 1997. The allowance for loan losses to nonperforming assets was 246.3% and 251.6% at March 31, 1998, and December 31, 1997, respectively. As is evident from the above amounts relative to nonperforming assets, there have been no significant changes between December 31, 1997, and March 31, 1998. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $39.9 million, or 12.4% to $361.7 million at March 31, 1998, when compared to December 31, 1997. The increase is due to investment purchases of $62.5 million, primarily in municipal securities, which was partially offset by investment sales and maturities and the amortization of mortgage-backed securities.

         As the primary source of funds, aggregate deposits of $1.131 billion at March 31, 1998, increased $15.6 million, or 1.4% compared to December 31, 1997. The increase in deposits during the first three months of 1998 was primarily in non-interest bearing deposits which increased $8.2 million while interest-bearing deposits increased $7.4 million. Certificates of deposit in excess of $100,000 decreased $1.4 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, and long-term debt obligations. In aggregate, these funds totaled $325.9 million at March 31, 1998, and $279.0 million at December 31, 1997. The increase of $46.9 million represents an increase in long-term obligations of $55.0 million which was partially offset by a decrease in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased.

         Shareholders' equity decreased slightly through March 31, 1998. This decrease was due to a decrease in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the decrease in market value of the Company's investment portfolio. Cash dividends paid during the first three months of 1998 increased $306,000, or 15.9%, compared to the cash dividends paid during the first three months of 1997. Earnings retained during the first three months of 1998 were 55.4% compared to 57.7% during the first three months of 1997.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1998, was $4.9 million, 10.0% more than the $4.5 million reported for the same period in 1997. On a per share basis, basic earnings were $.47 and $.42 for the first quarter of 1998 and 1997, respectively. Diluted earnings per share were $.46 and $.42 for the period ended March 31, 1998 and 1997, respectively. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between income on assets and interest expense on liabilities. Net interest income increased $.3 million, or 2.2% to $16.0 million during the first quarter of 1998 from $15.7 million in the first quarter of 1997. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. On March 26, 1997, the prime rate changed to 8.50%. Interest expense during the first three months of 1998 increased $2.8 million, or 22.4% compared to the prior year's first three months. Despite the current rate environment, the cost of attracting and holding deposited funds is an every-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses remained the same for the first quarter of 1998 compared to the same period in 1997. The allowance for loan and lease losses of $26.2 million at March 31, 1998, and $25.1 million at December 31, 1997, as a percentage of total loans was 2.3% and 2.2% , respectively. The Company's net chargeoffs of $153,000 and 606,000 during the first three months of 1998 and 1997, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $466,000, or 14.1% during the first quarter of 1998, as a result of increased other income of $736,000, increased trust and investment management income of $124,000, and increased service charges on deposit accounts of $79,000. Net gains (losses) on sale of securities and mortgages decreased $473,000. "Total other expenses" increased $627,000, or 5.6% during the quarter ended March 31, 1998. Of this amount, salaries, wages, and employee benefits increased $380,000, other operating expenses increased $304,000, and net premises and equipment decreased $57.000.

         Income before income taxes increased by $181,000, or 2.8%, compared to the first quarter of 1997. Income taxes decreased $273,000 compared to the first quarter of 1997.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $7.5 million from year end 1997. Long-term borrowings increased $55.0 million during the first three months of 1998.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 1998:

                                                                                Repricing Periods (1)
                                                                         Three Months         One Year
                                                     Within Three         Through One       Through Five          Over
                                                        Months               Year              Years           Five Years
Assets
  Interest-bearing deposits at banks              $       1,680        $         --       $          --     $         --
  Investment securities                                  17,012              45,411             141,280          158,016
  Loans and leases                                      331,681             150,031             447,422          175,108
  Other assets                                            5,546                  --                  --          123,621
                                                  -------------        ------------       -------------     ------------
                                                        355,919             195,442             588,702          456,745
                                                  -------------        ------------       -------------     ------------
Liabilities and equity
  Noninterest-bearing deposits                          154,983                  --                  --               --
  Interest-bearing deposits                             249,608             254,373             231,218          241,018
  Borrowed funds                                         61,062               2,610             197,500           24,571
  Preferred securities                                       --                  --                  --           40,250
  Other liabilities                                          --                  --                  --           18,873
  Hedging instruments                                    80,000                  --            (80,000)               --
  Shareholders' equity                                        -                  --                  --          120,742
                                                  -------------        ------------       -------------     ------------
                                                         545,653            256,983             348,718          445,454
                                                  --------------       ------------       -------------     ------------
Interest sensitivity gap                               (189,734)           (61,541)             239,984           11,291
                                                  --------------       ------------        ------------     ------------

Cumulative interest rate sensitivity gap             ($189,734)          ($251,275)           $ (11,291)    $         --
                                                  =============        ============       ==============    ============

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 1998. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 32.5% of these deposits are considered repriceable within three months and 67.5% are considered repriceable in the over five-years category.

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

         The Company anticipates volatile interest rate levels for the remainder of 1998, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1998 is to maintain a negative gap (interest-bearing liabilities subject to repricing exceed interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                            March 31           Dec. 31
                                                              1998              1997
CAPITAL LEVELS
         Tier 1 leverage ratio                                9.46%              9.84%
         Tier 1 risk-based ratio                             12.83%             13.49%
         Total risk-based ratio                              14.28%             14.91%

CAPITAL PERFORMANCE
         Return of average assets (annualized)                 1.29               1.31
         Return on average equity (annualized)                16.30              15.90
         Earnings retained                                    55.40              55.30
         Internal capital growth (annualized)                  8.97               8.35


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 1998, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0% , respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         In December 1997, the Company's Board of Directors approved the repurchase of up to 530,000 shares of its common stock to be used for the Company's dividend reinvestment plan, stock option, employee stock purchase, and other stock-based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. To date, a total of 85,286 shares have been repurchased at an aggregate cost of $2.7 million. A prior repurchase program of 380,000 shares authorized in June 1996 was completed in December 1997.

         First Capitol Bank, York PA, has announced its intent to be acquired by Susquehanna Bancshares, Inc., Lititz, PA. The Company has a 20% ownership interest in First Capitol and, at the deal price of $50.02 per share, has an unrealized gain of approximately $3 million on this transaction. The merger is expected to be completed in 1998, although no assurance can be given that it will be completed. The Company has one other remaining 20% ownership interest in a de novo bank.

         A new product at the Bank is BottomLine Partners, a unique money-saving program for businesses. This new product is not expected to have a significant effect on earnings in 1998 and beyond.

         The Company expects to spend approximately $300,000 in 1998 to modify its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The Company has evaluated appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed to date in 1998 is immaterial.

         In 1998, the Company intends to open one new supermarket branch. Additionally, the Company is converting its mainframe hardware and software to new fully integrated systems in May 1998. The Company expects that these new systems will offer improved operating efficiencies and enhanced customer service and reporting. These new initiatives, if completed, are not expected to start contributing to profits until 1999 and beyond, so that 1998 earnings may be somewhat negatively impacted by the initial costs of these new items.

         This report contains forward-looking statements concerning earnings, asset quality, and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed in Exhibit 99 to the Company's Report on Form 10-K for 1997, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1997 annual report on Form 10-K filed with the SEC.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         In December 1997, the Registrant's Board of Directors approved the repurchase of up to 530,000 shares of its common stock to be used for the Registrant's dividend reinvestment, stock option, employee stock purchase, and other stock-based corporate plans. The stock repurchase plan authorizes the Registrant to make repurchases from time to time in open market or privately negotiated transactions. To date, a total of 85,286 shares have been repurchased at an aggregate cost of $2.7 million. A prior repurchase program of 380,000 shares was completed in December 1997.

         During first quarter 1998, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), began operating a messenger service branch in eight southeastern Pennsylvania counties and installed a new automated teller machine in a convenience store location in Easton (Northampton County).

         During second quarter 1998, the Bank closed a supermarket branch in Exton (Chester County). The Bank anticipates opening a new supermarket branch in Sinking Spring (Berks County) also in the second quarter.

         In April 1998, the Bank formed a wholly-owned subsidiary, Link Financial Services, Inc. , which, as a limited partner in Link Abstract L.P., is indirectly engaged in the title insurance agency business. An application is currently pending with the Office of the Comptroller of the Currency to authorize Link Financial Services, Inc. to engage directly in business as a life insurance agency.

         On April 29, 1998 Lawrence T. Jilk, Jr. was named Chairman of the Registrant, and Wayne R. Weidner was named President of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL PENN BANCSHARES, INC.
                                                 (Registrant)

Dated:  May 13, 1998                             By /s/ Wayne R. Weidner
                                                 Wayne R. Weidner, President


Dated:  May 13, 1998                             By /s/ Gary L. Rhoads
                                                 Gary L. Rhoads, Principal
                                                 Financial Officer