Form 10-Q
period 1998-06-30
NATIONAL PENN BANCSHARES INC
filed 1998-08-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1998
                                ------------------

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

                  Class                        Outstanding at August 7, 1998

         Common Stock (no stated par value)     (No.)  13,143,086 Shares

TABLE OF CONTENTS

Part I - Financial Information.                                             Page

         Item 1.          Financial Statements..............................   3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation .....   8

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk.......................................  13

Part II - Other Information.

         Item 1.          Legal Proceedings ................................  14

         Item 2.          Changes in Securities.............................  14

         Item 3.          Defaults Upon Senior Securities...................  14

         Item 4.          Submission of Matters to a Vote of
                          Security Holders..................................  14

         Item 5.          Other Information ................................  15

         Item 6.          Exhibits and Reports on Form 8-K..................  15

Signature...................................................................  16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                              June 30            Dec. 31
 (Dollars in thousands, except per share data)                      1998               1997
                                                                (Unaudited)           (Note)
                                                                -----------         -----------
ASSETS
Cash and due from banks                                         $    43,218         $    40,009
Interest bearing deposits in banks                                    1,567               1,089
Federal funds sold                                                       --                  --
                                                                -----------         -----------
    Total cash and cash equivalents                                  44,785              41,098
Trading account securities                                           20,388                  --
Investment securities available for sale at market value            406,222             321,760
Loans, less allowance for loan losses of $27,142 and
   $25,122 in 1998 and 1997 respectively                          1,141,132           1,097,662
Other assets                                                         87,178              73,858
                                                                -----------         -----------
    Total Assets                                                  1,699,705           1,534,378
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $   158,692         $   146,772
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1998 - $106,189; 1997 - $110,447)                                 970,919             968,828
                                                                -----------         -----------
    Total Deposits                                                1,129,611           1,115,600
Securities sold under repurchase agreements
  and federal funds purchased                                       130,857              77,225
Short-term borrowings                                                 9,930               6,109
Long-term obligations                                               250,460             155,460
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                40,250              40,250
Accrued interest and other liabilities                               15,084              16,546
                                                                -----------         -----------
    Total Liabilities                                             1,576,192           1,411,190
Commitments and contingent liabilities                                   --                  --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                             --                  --
  Common stock, no stated par value;
    authorized 50,000,000 shares; issued and outstanding
    1998 - 13,183,970; 1997 - 13,284,175, net of shares
    in Treasury: 1998 - 223,999; 1997 - 104,623                     100,198             101,748
  Retained earnings                                                  22,349              17,337
  Net unrealized gains on securities available for sale               7,928               7,531
  Treasury stock at cost                                             (6,962)             (3,428)
                                                                -----------         -----------
    Total Shareholders' Equity                                      123,513             123,188
                                                                -----------         -----------
    Total Liabilities and Shareholders' Equity                  $ 1,699,705         $ 1,534,378
                                                                ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1997 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                            Three Months Ended          Six Months Ended
(Dollars in thousands, except per share data)                     June 30                    June 30
                                                          -------------------------------------------------
                                                             1998         1997          1998         1997
                                                          ---------    ---------      --------     --------
INTEREST INCOME
Loans including fees                                       $ 26,582     $ 25,239      $ 52,691     $ 49,623
Deposits in banks                                                32           27            48           44
Federal funds sold                                               13           33            24           51
Trading Assets                                                  203           --           203            0
Investment securities                                         5,750        3,564        10,923        7,313
                                                           --------     --------      --------     --------
    Total interest income                                    32,580       28,863        63,889       57,031
                                                           --------     --------      --------     --------
INTEREST EXPENSE
Deposits                                                     11,022        9,906        21,954       19,099
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                 5,620        2,945         9,956        6,221
                                                           --------     --------      --------     --------
    Total interest expense                                   16,642       12,851        31,910       25,320
                                                           --------     --------      --------     --------
    Net interest income                                      15,938       16,012        31,979       31,711
Provision for loan losses                                     1,200        1,200         2,400        2,400
                                                           --------     --------      --------     --------
    Net interest income after provision
      for loan losses                                        14,738       14,812        29,579       29,311
                                                           --------     --------      --------     --------
OTHER INCOME
Trust and investment management income                          832          687         1,592        1,323
Service charges on deposit accounts                           1,076        1,007         2,109        1,961
Net gains (losses) on sale of securities and mortgages            1          (74)          444          842
Trading revenue                                                 185           --           185           --
Other                                                         1,847        1,014         3,372        1,803
                                                           --------     --------      --------     --------
    Total other income                                        3,941        2,634         7,702        5,929
                                                           --------     --------      --------     --------
OTHER EXPENSES
Salaries, wages and employee benefits                         6,825        6,481        13,611       12,887
Net premises and equipment                                    1,827        1,786         3,710        3,726
Other operating                                               3,912        2,807         7,088        5,679
                                                           --------     --------      --------     --------
    Total other expenses                                     12,564       11,074        24,409       22,292
                                                           --------     --------      --------     --------
    Income before income taxes                                6,115        6,372        12,872       12,948
Applicable income tax expense                                 1,275        1,987         3,044        4,029
                                                           --------     --------      --------     --------
    Net income                                             $  4,840     $  4,385      $  9,828     $  8,919
                                                           ========     ========      ========     ========


PER SHARE OF COMMON STOCK
Net income per share - basic                               $   0.37     $   0.33      $   0.74     $   0.67
Net income per share - diluted                                 0.36         0.32          0.73         0.66
Dividends paid in cash                                         0.17         0.15          0.34         0.28

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 1998
  (Dollars in thousands)                                                           Net Unrealized
                                                                                   Gain (Loss) on
                                         Common Stock        Additional               Securities  Compre-
                                    -----------------------   Paid-in     Retained     Available  hensive    Treasury
                                       Shares     Par Value   Capital     Earnings     for Sale   Income      Stock       Total
                                     ----------   ---------  ----------  ----------   --------- ----------   ---------  ----------
Balance at December 31, 1997         10,606,726    $20,085     $81,663     $17,337      $7,531          --    ($3,428)   $123,188
Comprehensive income:
  Net income                                 --         --          --       9,828          --       9,828         --      $9,828
  Unrealized gains(losses) on
    securities available for sale,
    net of taxes and reclass-
    ification adjustment (see
    disclosure)                              --         --          --          --         397         889         --        $397
                                                                                                ----------
Comprehensive income                                                                               $10,717
                                                                                                ==========
Conversion to no par value stock             --     80,113     (80,113)         --          --                     --          --
5 for 4 stock split                   2,677,449
Cash dividends declared                      --         --          --      (4,816)         --                     --     ($4,816)
Effect of treasury stock
   transactions                         (100,205)       --      (1,550)         --          --                 (3,534)    ($5,084)
                                    ------------  --------  ----------  ----------  ----------              ---------  ----------
Balance at June 30, 1998              13,183,970  $100,198          $0     $22,349      $7,928                ($6,962)   $123,513
                                    ============  ========  ==========  ==========  ==========              =========  ==========


Disclosure of reclassification
 amount:
  Unrealized holding loss
   arising during period                                                                              $889
  Less: reclassification adjustment
    for gains included in net income                                                                  (492)
                                                                                                ----------
  Net unrealized loss on securities                                                                   $397
                                                                                                ==========



SIX MONTHS ENDED JUNE 30, 1997
  (Dollars in thousands)                                                          Net Unrealized
                                                                                   Gain (Loss) on
                                         Common Stock        Additional               Securities  Compre-
                                    -----------------------   Paid-in     Retained     Available  hensive    Treasury
                                       Shares     Par Value   Capital     Earnings     for Sale   Income      Stock       Total
                                     ----------   ---------  ----------  ----------   --------- ----------   ---------  ----------

Balance at December 31, 1996          8,002,648    $20,085     $83,707      $7,357      $4,398          --      ($826)   $114,721
Comprehensive income:
  Net income                                 --         --          --       8,919          --       8,919         --      $8,919
  Unrealized gains(losses) on
    securities available for sale,
    net of taxes and reclass-
    ification adjustment (see
    disclosure)                              --         --          --          --      (1,497)       (847)        --     ($1,497)
                                                                                                ----------
Comprehensive income                                                                                $8,072
                                                                                                ==========
Conversion to no par value stock             --     83,268     (83,268)         --                                 --          --
4 for 3 stock split                   2,677,497
Cash dividends declared                      --         --          --      (4,164)         --                     --     ($4,164)
Effect of treasury stock
   transactions                          17,529         --        (439)         --          --                    385        ($54)
                                    -----------  ---------  ----------  ----------  ----------              ---------  ----------
Balance at June 30, 1997             10,697,674   $103,353          $0     $12,112      $2,901                  ($441)   $117,925
                                    ===========  =========  ==========  ==========  ==========              =========  ==========


Disclosure of reclassification
 amount:
  Unrealized holding loss
   arising during period                                                                             ($847)
  Less: reclassification adjustment
   for gains included in net income                                                                   (650)
                                                                                                ----------
  Net unrealized loss on securities                                                                ($1,497)
                                                                                                ==========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended June 30,
(Dollars in thousands)
                                                                                  1998              1997
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $   9,828         $   8,919
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                       2,400             2,400
    Depreciation and amortization                                                   1,782             1,696
    Net gains (losses) on sale of securities and mortgages                            444               842
    Trading-related assets                                                        (20,388)               --
    Mortgage loans originated for resale                                          (31,864)           (8,068)
    Sale of mortgage loans originated for resale                                   31,864             8,068
    Other                                                                         (15,787)           (2,333)
                                                                                ---------         ---------

      Net cash provided by (used in) operating activities                         (21,721)           11,524

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                48,500            11,655
  Proceeds from maturities of investment securities - available for sale            9,242            14,629
  Purchase of investment securities - available for sale                         (142,022)          (41,488)
  Proceeds from sales of loans                                                         --                --
  Net increase in loans                                                           (45,869)          (45,859)
  Purchases of premises & equipment                                                (1,007)           (1,475)
                                                                                ---------         ---------

      Net cash provided by (used in) investing activities                        (131,156)          (62,538)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                       14,011            88,702
    Repurchase agreements, fed funds & short-term borrowings                       57,453           (85,602)
    Long-term borrowings                                                           95,000            25,000
    Proceeds from issuance of preferred securities                                     --            40,250
    (Increase) decrease in treasury stock                                          (3,534)              385
    Issuance of common stock under dividend reinvestment plan                      (1,550)             (439)
    Cash dividends                                                                 (4,815)           (4,166)
                                                                                ---------         ---------

      Net cash provided by (used in) financing activities                         156,565            64,130

Net increase (decrease) in cash and cash equivalents                                3,688            13,116

Cash and cash equivalents at January 1                                             41,098            41,996
                                                                                ---------         ---------

Cash and cash equivalents at June 30                                            $  44,786         $  55,112
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

2. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 13,199,215 and 13,358,435 for 1998 and 1997, respectively, and on the weighted average number of diluted shares outstanding of 13,530,708 and 13,569,804 for 1998 and 1997, respectively, and are computed after giving retroactive effect to a 5-for-4 stock split paid July 31, 1998.

4. On June 24, 1998, the Company's Board of Directors declared a five-for-four stock split payable on July 31, 1998 to shareholders of record on July 15, 1998 and a cash dividend of $.19 per share payable on August 17, 1998, to shareholders of record on July 31, 1998.

5. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $5,518,000 at June 30, 1998, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $793,000 at June 30, 1998. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $1.699 billion, an increase of $165.3 million or 10.8% over the $1.534 billion at December 31, 1997. This increase is reflected primarily in the investment category, the result of the investment of deposits, the Company's primary source of funds, short-term borrowings and long-term borrowings.

         Total cash and cash equivalents increased $3.7 million or 8.9% at June 30, 1998 when compared to December 31, 1997. This increase was primarily in cash and due from banks.

         Loans increased to $1.141 billion at June 30, 1998. The increase of $43.5 million or 4.0% compared to December 31, 1997 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first six months of 1998 amounted to $31.9 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .06% through the second quarter of 1998 versus
 .20% for the year 1997, and the ratio of non-performing assets to total loans of .69% at June 30, 1998 compared to .89% at December 31 1997. Non-performing assets, including non-accruals, loans 90 days past due, restructured loans and other real estate owned, were $8.1 million at June 30, 1998 compared to $10.0 million at December 31, 1997. Of these amounts, non-accrual loans represented $5.5 million and $6.8 million at June 30, 1998 and December 31, 1997, respectively. Loans 90 days past due and still accruing interest were $2.3 million and $2.8 million at June 30, 1998 and December 31, 1997, respectively. Other real estate owned was $270,000 and $375,000 at June 30, 1998 and December 31, 1997, respectively. The Company had no restructured loans at June 30, 1998 or December 31, 1997. The allowance for loan losses to non-performing assets was 336.4% and 251.6% at June 30, 1998 and December 31, 1997, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1997 and June 30, 1998. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $84.5 million or 26.3% to $406.2 million at June 30, 1998 when compared to December 31, 1997. The increase is due to investment purchases of $142.0 million, primarily in municipal securities, which was partially offset by investment sales and maturities and the amortization of mortgage-backed securities.

         A new line item on the consolidated balance sheet is "Trading account securities" of $20.4 million at June 30, 1998. This represents investment securities that are actively traded by the Company with the goal of generating higher total returns. Investors Trust Company, a subsidiary of the Company, manages this portfolio. Interest income from these securities appears on the consolidated statements of income on the line item "Trading assets." Trading gains and losses, both realized and unrealized, appear on the line item "Trading revenue" in the "Other Income" category.

         As the primary source of funds, aggregate deposits of $1.130 billion at June 30, 1998 increased $14.0 million or 1.3% compared to December 31, 1997. The increase in deposits during the first six month of 1998 was primarily in non-interest bearing deposits which increased $11.9 million while interest bearing deposits increased $2.1 million. Certificates of deposit in excess of $100,000 decreased $4.3 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $431.5 million at June 30, 1998, and $279.0 million at December 31, 1997. The increase of $152.5 million represents an increase in long-term obligations of $95.0 million and an increase in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased of $53.6 million.

         Shareholders' equity increased slightly through June 30, 1998. This increase was due to an increase in earnings retained and a slight increase in the change in valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the increase in market value of the Company's investment portfolio. Cash dividends paid during the first six months of 1998 increased $701,000 or 18.2% compared to the cash dividends paid during the first six months of 1997. Earnings retained during the first six months of 1998 were 53.8% compared to 56.9% during the first six months of 1997.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1998 was $4.8 million, 10.4% more than the $4.4 million reported for the same period in 1997. For the first six months, net income reached $9.8 million, or 10.1% more than the $8.9 million reported for the first six months of 1997. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income decreased $74,000 or
 .5% to $15.9 million during the second quarter of 1998 from $16.0 million in the second quarter 1997. For the comparative six month period, net interest income increased $268,000 or .8% to $31.9 million from $31.7 million in 1997. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. On March 26, 1997, the prime rate changed to 8.50%. Interest expense during the first six months of 1998 increased $6.6 million or 26.0% compared to the prior year's first six months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses remained the same for the six month period ended June 30, 1998 compared to the same period in 1997. The allowance for loan and lease losses of $27.1 million at June 30, 1998 and $25.1 million at December 31, 1997 as a percentage of total loans was 2.3% and 2.2%, respectively. The Company's net charge-offs of $379,000 and $1,140,000 during the first six months of 1998 and 1997, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         "Total other income" increased $1.3 million or 49.6% during the second quarter of 1998, as a result of increased other income of $833,000, trading revenue of $185,000, increased trust and investment management income of $145,000, and increased service charges on deposit accounts of $69,000. Year to date, other income increased $1.8 million or 29.9% when compared to the first six months of 1997 as a result of increased other income of $1.6 million, increased trust and investment management income of $269,000, trading revenue of $185,000, and increased services charges on deposit accounts of $148,000. This was partially offset by a decrease in net gains (losses) on sale of securities and mortgages of $398,000. "Total other expenses" increased $1.5 million or 13.5% during the quarter ended June 30, 1998 and increased $2.1 million or 9.5% for the six month period. Of this year-to-date increase, other operating expenses increased $1.4 million or 24.8%, salaries, wages and benefits increased $724,000 or 5.6%, and net premises and equipment decreased $16,000 or .4%.

         Income before income taxes decreased by $257,000 or 4.0% compared to the second quarter of 1997. In comparing the first six months of 1998 to 1997, income before income taxes increased $76,000 or .6%. Income taxes decreased $712,000 for the quarter and decreased $985,000 the six month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $71.5 million from year end 1997. Long-term borrowings increased $95.0 million during the first six months of 1998.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 1998:

                                                         Repricing Periods  (1)
                                                     Three Months     One Year
                                      Within Three    Through One   Through Five       Over
                                         Months          Year           Years       Five Years
                                                            (In Thousands)
Assets
      Interest-bearing deposits
         at banks                         $1,567      $      --      $      --      $      --
      Investment securities               45,845         45,664        111,984        202,729
      Trading account securities          20,388             --             --             --
      Loans and leases                   335,353        159,631        464,823        181,325
      Other assets                         4,560             --             --        125,836
                                       ---------      ---------      ---------      ---------
                                         407,713        205,295        576,807        509,890
                                       ---------      ---------      ---------      ---------
Liabilities and equity
      Noninterest-bearing deposits       158,692             --             --             --
      Interest-bearing deposits          297,173        243,456        178,075        252,215
      Borrowed funds                     134,011            631        222,500         34,105
      Preferred securities                    --             --             --         40,250
      Other liabilities                       --             --             --         15,084
      Hedging instruments                 60,000             --        (60,000)            --
      Shareholders' equity                    --             --             --        123,513
                                       ---------      ---------      ---------      ---------
                                         649,876        244,087        340,575        465,167
                                       ---------      ---------      ---------      ---------
Interest sensitivity gap                (242,163)       (38,792)       236,232         44,723
                                       ---------      ---------      ---------      ---------

Cumulative interest rate
        sensitivity gap                ($242,163)     ($280,955)      $(47,723)     $      --
                                       =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 1998. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 30.2% of these deposits are considered repriceable within three months and 69.8% are considered repriceable in the over five years category.

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

                                        CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                     June 30,          Dec. 31,
                                                       1998             1997
CAPITAL LEVELS
      Tier 1 leverage ratio                             9.75%            9.84%
      Tier 1 risk-based ratio                          12.68            13.49
      Total risk-based ratio                           14.03            14.91


CAPITAL PERFORMANCE
      Return of average assets (annualized)             1.23             1.31
      Return on average equity (annualized)            16.00            15.90
      Earnings retained                                53.80            55.30
      Internal capital growth (annualized)              8.58             8.35

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 1998, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

         As previously reported on the Company's Form 8-K dated July 21, 1998, the Company has entered into an agreement to acquire Elverson National Bank and, in connection therewith, has rescinded its stock repurchase program.

         On June 15, 1998, National Asian Bank, a division of National Penn Bank (the "Bank") was opened in Elkins Park, Pennsylvania. The Company expects to open in 1998, a new non-bank subsidiary called Penn Securities, Inc., a full-service broker/dealer program, offering a wide range of investment products. Start-up costs for these two operations may have a negative impact on 1998 earnings and beyond.

         On July 16, 1998, the Bank announced a unique commitment to its customers. If the Bank is acquired within the next five years and changes its name, all new qualifying Bank customers will receive a $1,000 bonus. This offer is expected to attract new customers to the Bank and may therefore have an impact on earnings in 1998 and beyond.

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

         The Company converted its mainframe hardware and software to new fully integrated systems in May 1998. The Company expects that these new systems will offer improved operating efficiencies and enhanced customer service and reporting. These new initiatives are not expected to start contributing to profits until 1999 and beyond, so that 1998 earnings may be somewhat negatively impacted by the initial costs of these new items.

         First Capitol Bank, York, PA, has announced its intent to be acquired by Susquehanna Bancshares, Inc., Lititz, PA. The Company has a 20% ownership interest in First Capitol and, at the deal price of $50.02 per share, has an unrealized gain of approximately $3 million on this transaction. The merger is expected to be completed in 1998, although no assurance can be given that it will be completed. The Company has one other remaining 20% ownership interest in a de novo bank.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1997 annual report on Form 10-K filed with the SEC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.  See also Item 4 hereof.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1998 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 28, 1998. Notice of the Meeting was mailed to shareholders of record on or about March 20, 1998, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held for the following purposes:

         (1) to elect three Class II directors to hold office for three years from the date of election and until their successors are elected and qualified; and

         (2) to act upon a proposal to amend the Registrant's Articles of Incorporation to increase the number of authorized common shares to 50 million, to eliminate "par value", and to reclassify all outstanding common shares as shares without par value ("Proposal No. 2").

         (3) to act upon a proposal to amend the Registrant's Articles of Incorporation to increase the maximum number of directors of the Registrant to 15 persons and to permit a change in the number of directors at any time ("Proposal No. 3").

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

                                                                       Abstentions and
         Nominee                      For           Withheld          Broker Non-votes
Frederick H. Gaige                  8,657,094        207,293                    -0-

Lawrence T. Jilk, Jr.               8,692,698        171,689                    -0-

C. Robert Roth                      8,699,284        165,103                    -0-

         There was no solicitation in opposition to Proposal No. 2, and Proposal No. 2 was duly approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal were as follows:

    For           Against                Abstentions          Broker Non-votes

  6,676,852       316,837                  248,570                     -0-

         There was no solicitation in opposition to Proposal No. 3, and Proposal No. 3 was duly approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal were as follows:

    For           Against                Abstentions          Broker Non-votes

  7,794,907       642,138                 263,570                      -0-

Item 5.  Other Information.

         On June 24, 1998, the Registrant's Board of Directors declared a 5-for-4 stock split of the Registrant's common shares, payable July 31, 1998 to shareholders of record July 15, 1998, and declared a cash dividend of $.19 per share payable August 17, 1998 to shareholders of record July 31, 1998.

         On June 15, 1998, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), formed a new banking division, National Asian Bank, which opened at a temporary location at 1349 West Cheltenham Avenue, Elkins Park, Pennsylvania. The Registrant anticipates that the National Asian Bank Division will be relocated to a permanent location in that general area in the near future.

         During second quarter 1998, the Bank's wholly-owned subsidiary, Link Financial Services, Inc., received authorization from the Office of the Comptroller of the Currency and from the Pennsylvania Department of Insurance to engage in business as a life insurance agency. John J. Mikus, Jr. was named Senior Vice President of the Bank and the Bank's Insurance Manager.

         During second quarter 1998, the Registrant formed a new non-bank subsidiary, Penn Securities, Inc. ("Penn"), a proposed de novo full service securities brokerage firm. Gene C. Levengood was named Senior Vice President of the Bank and President and Chief Executive Officer of Penn. The Registrant anticipates that Penn, upon receipt of all necessary regulatory approvals, will open for business in fourth quarter 1998.

         The Registrant anticipates that the Bank will install one new automated teller machine in a convenience store location during third quarter 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 3.1 -     Articles of Incorporation, as amended.

                  Exhibit 27 -      Financial Data Schedule.

                  Exhibit 99 -      Earnings Statement for 12 Months Ended
                                    June 30, 1998.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 1998. The Registrant filed a Report on Form 8-K dated July 21, 1998 reporting, under Item 5, the execution of an agreement for the acquisition of Elverson National Bank and recission of the Registrant's stock repurchase program.

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

                                            NATIONAL PENN BANCSHARES, INC.
                                                              (Registrant)

Dated:   August 13, 1998                    By /s/  Wayne R. Weidner
                                              ----------------------
                                               Wayne R. Weidner, President

Dated:   August 13, 1998                    By /s/  Gary L. Rhoads
                                              --------------------
                                                 Gary L. Rhoads, Principal
                                                 Financial Officer