Form 10-Q/A
period 1998-06-30
NATIONAL PENN BANCSHARES INC
filed 1998-10-09
CIK 700733

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

                                        CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios.

                                                     June 30,          Dec. 31,
                                                       1998             1997
CAPITAL LEVELS
      Tier 1 leverage ratio                             9.56%            9.84%
      Tier 1 risk-based ratio                          12.43            13.49
      Total risk-based ratio                           13.83            14.91


CAPITAL PERFORMANCE
      Return of average assets (annualized)             1.23             1.31
      Return on average equity (annualized)            16.00            15.90
      Earnings retained                                53.80            55.30
      Internal capital growth (annualized)              8.58             8.35

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                              (Registrant)

Dated:   October 9, 1998                    By /s/  Wayne R. Weidner
                                              ----------------------
                                               Wayne R. Weidner, President

Dated:   October 9, 1998                    By /s/  Gary L. Rhoads
                                              --------------------
                                                 Gary L. Rhoads, Principal
                                                 Financial Officer