Form 10-Q
period 1998-09-30
NATIONAL PENN BANCSHARES INC
filed 1998-11-16
CIK 700733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 1998
                                ---------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________ to _________________


Commission file number: 0-10957
                        -------

                         NATIONAL PENN BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                            23-2215075
                ------------                            ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

              Philadelphia and Reading Avenues, Boyertown, PA 19512
              -----------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

                                 (610) 367-6001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at November 6, 1998

 Common Stock (no stated par value) (No.)         13,171,751 Shares

TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.    Financial Statements..............................      3

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation .....      8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk.......................................     16

Part II - Other Information.

         Item 1.    Legal Proceedings ................................     17

         Item 2.    Changes in Securities.............................     17

         Item 3.    Defaults Upon Senior Securities...................     17

         Item 4.    Submission of Matters to a Vote of
                    Security Holders..................................     17

         Item 5.    Other Information ................................     17

         Item 6.    Exhibits and Reports on Form 8-K..................     17

Signature.............................................................     19

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                           Sept. 30            Dec. 31
 (Dollars in thousands, except per share data)                                   1998               1997
                                                                              (Unaudited)          (Note)
                                                                             -----------        -----------
ASSETS
Cash and due from banks                                                      $    39,839        $    40,009
Interest bearing deposits in banks                                                 1,670              1,089
Federal funds sold                                                                 4,000                 --
                                                                             -----------        -----------
    Total cash and cash equivalents                                               45,509             41,098
Trading account securities                                                        21,522                 --
Investment securities available for sale at market value                         410,442            321,760
Loans, less allowance for loan losses of $27,769 and
  $25,122 in 1998 and 1997 respectively                                        1,172,151          1,097,662
Other assets                                                                      84,567             73,858
                                                                             -----------        -----------
    Total Assets                                                               1,734,191          1,534,378
                                                                             ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                $   152,855        $   146,772
Interest bearing deposits
  (Includes certificates of deposit in excess of $100,000 or greater:
  1998 - $141,549; 1997 - $110,447)                                              984,166            968,828
                                                                             -----------        -----------
    Total Deposits                                                             1,137,021          1,115,600
Securities sold under repurchase agreements
  and federal funds purchased                                                    152,940             77,225
Short-term borrowings                                                              8,291              6,109
Long-term obligations                                                            248,481            155,460
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                              40,250             40,250
Accrued interest and other liabilities                                            18,587             16,546
                                                                             -----------        -----------
    Total Liabilities                                                          1,605,570          1,411,190
Commitments and contingent liabilities                                                --                 --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                          --                 --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    1998 - 13,166,808; 1997 - 13,284,175, net of shares
    in Treasury: 1998 - 0; 1997 - 104,623                                         92,546            101,748
  Retained earnings                                                               25,139             17,337
  Net unrealized gains on securities available for sale                           10,936              7,531
  Treasury stock at cost                                                              --             (3,428)
                                                                             -----------        -----------

    Total Shareholders' Equity                                                   128,621            123,188
                                                                             -----------        -----------
    Total Liabilities and Shareholders' Equity                               $ 1,734,191        $ 1,534,378
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                   Three Months Ended              Nine Months Ended
(Dollars in thousands, except per share data)                        September 30                    September 30
                                                              ---------------------------------------------------------
                                                                1998             1997            1998            1997
                                                              --------         --------        --------        --------
INTEREST INCOME
Loans including fees                                          $ 27,368         $ 26,033        $ 80,059        $ 75,656
Deposits in banks                                                   48               22              96              66
Federal funds sold                                                   5               42              29              93
Trading Assets                                                     315               --             518              --
Investment securities                                            5,921            4,414          16,844          11,727
                                                              --------         --------        --------        --------
    Total interest income                                       33,657           30,511          97,546          87,542
                                                              --------         --------        --------        --------
INTEREST EXPENSE
Deposits                                                        10,968           10,564          32,922          29,663
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                    6,384            3,684          16,340           9,905
                                                              --------         --------        --------        --------
    Total interest expense                                      17,352           14,248          49,262          39,568
                                                              --------         --------        --------        --------
    Net interest income                                         16,305           16,263          48,284          47,974
Provision for loan losses                                        1,200            1,200           3,600           3,600
                                                              --------         --------        --------        --------
    Net interest income after provision
      for loan losses                                           15,105           15,063          44,684          44,374
                                                              --------         --------        --------        --------
OTHER INCOME
Trust and investment management income                             828              683           2,420           2,006
Service charges on deposit accounts                              1,097            1,013           3,206           2,974
Net gains (losses) on sale of securities and mortgages            (114)             620             330           1,462
Trading Revenue                                                    328               --             513              --
Other                                                            1,934              979           5,306           2,782
                                                              --------         --------        --------        --------
    Total other income                                           4,073            3,295          11,775           9,224
                                                              --------         --------        --------        --------
OTHER EXPENSES
Salaries, wages and employee benefits                            7,009            6,563          20,620          19,450
Net premises and equipment                                       1,997            1,818           5,707           5,544
Other operating                                                  3,463            3,267          10,551           8,946
                                                              --------         --------        --------        --------
    Total other expenses                                        12,469           11,648          36,878          33,940
                                                              --------         --------        --------        --------
    Income before income taxes                                   6,709            6,710          19,581          19,658
Applicable income tax expense                                    1,419            1,991           4,463           6,020
                                                              --------         --------        --------        --------
    Net income                                                $  5,290         $  4,719        $ 15,118        $ 13,638
                                                              ========         ========        ========        ========


PER SHARE OF COMMON STOCK
Net income per share - basic                                  $   0.40         $   0.36        $   1.14        $   1.03
Net income per share - diluted                                    0.39             0.35            1.12            1.01
Dividends paid in cash                                            0.19             0.17            0.53            0.46

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 1998
  (Dollars in thousands)                                                               Net Unrealized
                                                                                       Gain (Loss) on
                                                                   Additional            Securities   Compre-
                                               Common Stock         Paid-in    Retained   Available   hensive   Treasury
                                            Shares    Par Value     Capital    Earnings   for Sale    Income      Stock     Total

Balance at December 31, 1997              10,606,726    $20,085     $81,663    $17,337     $7,531        --     ($3,428)   $123,188
Comprehensive income:
  Net income                                      --         --          --     15,118         --    15,118          --     $15,118
  Unrealized gains(losses) on
    securities available for sale,
    net of taxes and
    reclassification adjustment
    (see disclosure)                              --         --          --         --      3,405     3,933          --      $3,405
                                                                                                    -------
Comprehensive income                                                                                $19,051
                                                                                                    =======
Conversion to no par value stock                  --     80,113     (80,113)        --         --                    --          --
5 for 4 stock split                        2,677,449
Shares issued under stock option plan          3,721         19          --         --         --                    --         $19
Cash dividends declared                           --         --          --     (7,316)        --                    --     ($7,316)
Effect of treasury stock transactions       (121,088)    (7,671)     (1,550)        --         --                 3,428     ($5,793)
                                          ----------    -------     -------    -------    -------                 -----    --------
Balance at September 30, 1998             13,166,808    $92,546          $0    $25,139    $10,936                    $0    $128,621
                                          ==========    =======     =======    =======    =======                 =====    ========


Disclosure of reclassification amount:
  Unrealized holding loss
      arising during period                                                                          $3,933
  Less: reclassification adjustment
      for gains included in net income                                                                 (528)
                                                                                                     ------
  Net unrealized loss on securities                                                                  $3,405
                                                                                                     ======


NINE MONTHS ENDED SEPTEMBER 30, 1997
  (Dollars in thousands)                                                               Net Unrealized
                                                                                       Gain (Loss) on
                                                                   Additional            Securities   Compre-
                                               Common Stock         Paid-in    Retained   Available   hensive   Treasury
                                            Shares    Par Value     Capital    Earnings   for Sale    Income      Stock     Total

Balance at December 31, 1996               8,002,648    $20,085     $83,707     $7,357     $4,398        --       ($826)   $114,721
Comprehensive income:
  Net income                                      --         --          --     13,638         --    13,638          --     $13,638
  Unrealized gains(losses) on
    securities available for sale,
    net of taxes and
    reclassification adjustment
    (see disclosure)                              --         --          --         --       (787)    1,129          --       ($787)
                                                                                                    -------
Comprehensive income                                                                                $14,767
                                                                                                    =======
Conversion to no par value stock                  --     83,268     (83,268)        --         --                    --
4 for 3 stock split                        2,677,497
Cash dividends declared                           --         --          --     (6,422)        --                    --     ($6,422)
Effect of treasury stock transactions         (5,139)      (792)       (439)        --         --                  (294)    ($1,525)
                                          ----------   --------     -------    -------    -------               -------    --------
Balance at September 30, 1997             10,675,006   $102,561          $0    $14,573     $3,611               ($1,120)   $119,625
                                          ==========   ========     =======    =======    =======               =======    ========


Disclosure of reclassification amount:
  Unrealized holding loss arising
     during period                                                                                   $1,129
  Less: reclassification adjustment
     for gains included in net income                                                                  (342)
                                                                                                     ------
  Net unrealized loss on securities                                                                    $787
                                                                                                     ======

  The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended September 30,
(Dollars in thousands)
                                                                                1998            1997
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $15,118        $13,638
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                          3,600          3,600
    Depreciation and amortization                                                2,780          2,627
    Net (gains) losses on sale of securities and mortgages                        (330)        (1,462)
    Trading-related assets                                                     (21,522)            --
    Mortgage loans originated for resale                                       (40,083)       (15,610)
    Sale of mortgage loans originated for resale                                40,083         15,610
    Other                                                                       (8,065)        (1,964)
                                                                             ---------      ---------

      Net cash provided by (used in) operating activities                       (8,419)        16,439

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale             48,500         12,584
  Proceeds from maturities of investment securities - held to maturity              --         14,008
  Proceeds from maturities of investment securities - available for sale        25,289            740
  Purchase of investment securities - available for sale                      (160,901)      (107,581)
  Proceeds from sales of loans                                                      --             --
  Net increase in loans                                                        (78,089)       (55,563)
  Purchases of premises & equipment                                             (1,217)        (2,333)
                                                                             ---------      ---------

      Net cash provided by (used in) investing activities                     (166,418)      (138,145)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                    21,421         92,581
    Repurchase agreements, fed funds & short-term borrowings                    77,897        (70,211)
    Long-term borrowings                                                        93,021        119,600
  (Increase) decrease in treasury stock                                          3,428           (294)
  Issuance of common stock under dividend reinvestment plan                     (9,202)        (1,231)
  Cash dividends                                                                (7,317)        (6,422)
                                                                             ---------      ---------

      Net cash provided by (used in) financing activities                      179,248        134,023

Net increase (decrease) in cash and cash equivalents                             4,411         12,317

Cash and cash equivalents at January 1                                          41,098         41,996
                                                                             ---------      ---------

Cash and cash equivalents at September 30                                      $45,509        $54,313
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

2. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 13,190,196 and 13,181,487 for 1998 and 1997, respectively, and on the weighted average number of diluted shares outstanding of 13,510,772 and 13,515,377 for 1998 and 1997, respectively, and are computed after giving retroactive effect to a 5-for-4 stock split paid July 31, 1998.

4. On September 23, 1998, the Company's Board of Directors declared a cash dividend of $.19 per share payable on November 17, 1998, to shareholders of record on October 31, 1998.

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

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $7,935,000 at September 30, 1998, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $380,000 at September 30, 1998. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

     Total assets increased to $1.734 billion, an increase of $198.8 million or 13.0% over the $1.534 billion at December 31, 1997. This increase is reflected primarily in the investment category, the result of the investment of deposits, the Company's primary source of funds, short-term borrowings and long-term borrowings.

     Total cash and cash equivalents increased $4.4 million or 10.7% at September 30, 1998 when compared to December 31, 1997. This increase was primarily in federal funds sold and interest bearing deposits in banks.

     Loans increased to $1.172 billion at September 30, 1998. The increase of $74.5 million or 6.8% compared to December 31, 1997 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first six months of 1998 amounted to $40.1 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .08% through the third quarter of 1998 versus .20% for the year 1997, and the ratio of non-performing assets to total loans of .89% at September 30, 1998 and December 31 1997. Non-performing assets, including non-accruals, loans 90 days past due, restructured loans and other real estate owned, were $10.7 million at September 30, 1998 compared to $10.0 million at December 31, 1997. Of these amounts, non-accrual loans represented $7.9 million and $6.8 million at September 30, 1998 and December 31, 1997, respectively. Loans 90 days past due and still accruing interest were $2.4 million and $2.8 million at September 30, 1998 and December 31, 1997, respectively. Other real estate owned was $387,000 and $375,000 at September 30, 1998 and December 31, 1997, respectively. The Company had no restructured loans at September 30, 1998 or December 31, 1997. The allowance for loan losses to non-performing assets was 258.6% and 251.6% at September 30, 1998 and December 31, 1997, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1997 and September 30, 1998. The Company has no significant exposure to energy and agricultural-related loans.

     Investments, the Company's secondary use of funds, increased $88.7 million or 27.6% to $410.4 million at September 30, 1998 when compared to December 31, 1997. The increase is due to investment purchases of $160.9 million, primarily in municipal securities, which was partially offset by investment sales and maturities and the amortization of mortgage-backed securities.

     A new line item on the consolidated balance sheet is "Trading account securities" of $21.5 million at September 30, 1998. This represents investment securities that are actively traded by the Company with the goal of generating higher total returns. Investors Trust Company, a subsidiary of the Company, manages this portfolio. Interest income from these securities appears on the consolidated statements of income on the line item "Trading assets." Trading gains and losses, both realized and unrealized, appear on the line item "Trading revenue" in the "Other Income" category.

     As the primary source of funds, aggregate deposits of $1.137 billion at September 30, 1998 increased $21.4 million or 1.9% compared to December 31, 1997. The increase in deposits during the first nine months of 1998 was primarily in interest bearing deposits which increased $15.3 million while non-interest bearing deposits increased $6.1 million. Certificates of deposit in excess of $100,000 increased $31.1 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings and long-term debt obligations. In aggregate, these funds totaled $450.0 million at September 30, 1998, and $279.0 million at December 31, 1997. The increase of $170.9 million represents an increase in long-term obligations of $93.0 million and an increase in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased, of $77.9 million.

     Shareholders' equity increased $5.4 million through September 30, 1998. This increase was due to an increase in earnings retained and an increase in the valuation adjustment for securities available for sale, which represents the accounting treatment required under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," applied to the increase in market value of the Company's investment portfolio. Cash dividends paid during the first nine months of 1998 increased $945,000 or 15.5% compared to the cash dividends paid during the first nine months of 1997. Earnings retained during the first nine months of 1998 were 53.4% compared to 55.3% during the first nine months of 1997.

                              RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1998 was $5.3 million, 12.1% more than the $4.7 million reported for the same period in 1997. For the first nine months, net income reached $15.1 million, or 10.9% more than the $13.6 million reported for the first nine months of 1997. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $42,000 or .3% to $16.3 million during the third quarter of 1998 . For the comparative nine month period, net interest income increased $310,000 or .6% to $48.3 million from $48.0 million in 1997. The increase in interest income is a result of growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. From March 26, 1997 to September 28, 1998, the prime rate was 8.50%. On September 29, 1998, the prime rate changed to 8.25%. Interest expense during the first nine months of 1998 increased $9.7 million or 24.5% compared to the prior year's first nine months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses remained the same for the nine month period ended September 30, 1998 compared to the same period in 1997. The allowance for loan and lease losses of $27.8 million at September 30, 1998 and $25.1 million at December 31, 1997 as a percentage of total loans was 2.3% and 2.2%, respectively. The Company's net charge-offs of $953,000 and $1,495,000 during the first nine months of 1998 and 1997, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

     "Total other income" increased $778,000 or 23.6% during the third quarter of 1998, as a result of increased other income of $955,000, trading revenue of $328,000, increased trust and investment management income of $145,000, and increased service charges on deposit accounts of $84,000. This was partially offset by a decrease in net gains (losses) on the sale of securities and mortgages of $734,000. Year to date, other income increased $2.6 million or 27.7% when compared to the first nine months of 1997 as a result of increased other income of $2.5 million, trading revenue of $513,000, increased trust and investment management income of $414,000, and increased services charges on deposit accounts of $232,000. This was partially offset by a decrease in net gains (losses) on the sale of securities and mortgages of $1.1 million. "Total other expenses" increased $821,000 or 7.0% during the quarter ended September 30, 1998 and increased $2.9 million or 8.7% for the nine month period. Of this year-to-date increase, other operating expenses increased $1.6 million or 17.9%, salaries, wages and benefits increased $1.2 million or 6.0%, and net premises and equipment increased $163,000 or 2.9%.

     Income before income taxes remained even compared to the third quarter of 1997. In comparing the first nine months of 1998 to 1997, income before income taxes decreased $77,000 or .4%. Income taxes decreased $572,000 for the quarter and decreased $1.6 million the nine month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $99.3 million from year end 1997. Long-term borrowings increased $93.0 million during the first nine months of 1998.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows  separately the interest rate sensitivity of each
category  of  interest-earning   assets  and  interest-bearing   liabilities  at
September 30, 1998:

                                                       Repricing Periods  (1)
                                                      Three Months   One Year
                                      Within Three    Through One   Through Five       Over
                                        Months           Year          Years         Five Years
                                                            (In Thousands)
Assets
      Interest-bearing deposits
         at banks                         $1,670      $      --      $      --      $      --
      Investment securities               28,868         47,189        125,080        209,305
      Trading account securities          21,522             --             --             --
      Loans and leases                   312,278        134,079        389,797        335,997
      Other assets                         4,000             --             --        124,406
                                       ---------      ---------      ---------      ---------
                                         368,338        181,268        514,877        669,708
                                       ---------      ---------      ---------      ---------
Liabilities and equity
      Noninterest-bearing deposits       152,855             --             --             --
      Interest-bearing deposits          213,458        314,252        200,230        256,226
      Borrowed funds                     153,703            631        222,500         32,878
      Preferred securities                    --             --             --         40,250
      Other liabilities                       --             --             --         18,587
      Hedging instruments                100,000        (20,000)       (80,000)            --
      Shareholders' equity                    --             --             --        128,621
                                       ---------      ---------      ---------      ---------
                                         620,016        294,883        342,730        476,562
                                       ---------      ---------      ---------      ---------
Interest sensitivity gap                (251,678)      (113,615)       172,147        193,146
                                       ---------      ---------      ---------      ---------

Cumulative interest rate
        sensitivity gap                ($251,678)     ($365,293)      $193,146      $      --
                                       =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 1998. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 28.3% of these deposits are considered repriceable within three months and 71.7% are considered repriceable in the over five years category.

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

                                CAPITAL ADEQUACY

     The following table sets forth certain capital performance ratios.

                                                     Sept. 30,         Dec. 31,
                                                       1998              1997
CAPITAL LEVELS
      Tier 1 leverage ratio                             8.85%            9.84%
      Tier 1 risk-based ratio                          11.98            13.49
      Total risk-based ratio                           13.32            14.91


CAPITAL PERFORMANCE
      Return of average assets (annualized)             1.23             1.31
      Return on average equity (annualized)            16.30            15.90
      Earnings retained                                59.60            55.30
      Internal capital growth (annualized)              8.74             8.35

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 1998, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                                 FUTURE OUTLOOK

     The Company's previously reported acquisition of Elverson National Bank is proceeding and is expected to close during the first quarter 1999. Merger and consolidation costs related to this acquisition may have a negative impact on the Company's 1999 earnings.

     Penn Securities, Inc., a new full service broker/dealer subsidiary of the Company, commenced operations in early October 1998. This new venture is not expected to make positive contributions to earnings until sometime in 1999 or beyond.

     Year 2000 Issues: The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 project was divided into five phases -- Awareness, Assessment, Renovation, Validation and Implementation. The initial Awareness and Assessment Phases have been completed. Non-information technology systems have been assessed and do not present a Year 2000 concern. The Company anticipates that the Renovation Phase of mission critical systems will be complete before November 30, 1998. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Validation Phase efforts remain on schedule to be substantially complete before December 31, 1998. The Implementation Phase of compliant mission critical systems is anticipated to be completed before November 30, 1998. Validation and Implementation Phases of non-mission critical systems will continue through the first two quarters of 1999. Actual costs for 1998 remain within the previously announced budgeted amount of $300,000, which represents approximately 9% of the total information technology budget for 1998. Approximately $116,000 of Year 2000 costs have been incurred year to date through September 1998. Of this amount, approximately $96,000 was related to network hardware and software with the remainder for miscellaneous Year 2000 issues. At this time the Company estimates the amount budgeted for 1999 will be less than $200,000. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. A business impact analysis has been completed for the systems which support critical functions. The Company believes the most likely worst case scenario to be a total or partial failure to perform of one or more of the Company's material third party business partners or providers of service, commodity, or data which failure could have a material adverse impact on the Company's operations. In an attempt to mitigate this risk the Company has included the assessment of these partners and providers in its Year 2000 project. However, there can be no guarantee that the systems of other companies on which Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems and operations. Furthermore, mission critical third parties will be included in the Company's contingency plans which the Company anticipates will be substantially written before December 31, 1998. No major information technology projects have been delayed as a result of the Year 2000 Project. In addition, the Company's audit department contracted for an independent consultant to verify and validate the

Company's Year 2000 Project. No major recommendations were suggested by the independent consultant to mitigate exposures in the Company's Year 2000 Project plan.

     The following is a more detailed discussion of the Year 2000 Project:

     The Year 2000 Project has been in operation at the Company since 1996. During this time the Company has been operating under a project plan reflected in many individual documents such as the Microsoft Project charts, binders for specific project areas, and the inventories which were created.

     For the purposes of consistency with the guidance's of our regulatory agencies the Company has structured the project in the standard five phases:
Awareness, Assessment, Renovation, Validation, and Implementation. None of these phases are purely consecutive chronologically. For example, awareness, the phase which was begun before the others, will most likely continue well into the first and second quarters of 2000.

     It is important to note that the Year 2000 project at the Company includes both the progression from 1999 to 2000 and the identification of February 29, 2000 as a leap year day.

     The following is a more detailed description of each project phase.

Awareness

     This phase began in 1996 with the assignment of project managers. The first task was to review as much information as possible from user groups, seminars, periodicals, and the guidance's from regulatory information. The project managers created a project plan to address any possible Year 2000 issues.

     To address the individual areas of responsibility in the project plan, a team was formed composing of representatives of the various end user departments. This team includes individuals from Information Systems, Purchasing, Item Processing, Marketing, Electronic Banking, Security, Loan Administration, Compliance, Audit, and CIF. Furthermore, representatives from the Company's subsidiaries, Investors Trust Company and Penn Securities (starting in 1998), joined the group.

     The next step in the Awareness phase was to educate the Company's employees on Year 2000 issues. This was accomplished through periodic items in the Monday Morning Memos and through e-mail notices to all employees. Year 2000 training was conducted for all bank officers. In the Spring of 1998 seminars were offered for our business loan customers and our lending staff.

     The seminars were one component of our effort to educate customers. Another was a variety of statement stuffers concerning the Year 2000 issue and specifically providing information on the Company's project plan and status. In September of 1998, a Year 2000 update was added to the Company's internet home page.

     The Company intends to continue to use this variety of channels (statement stuffers, letters, seminars, home page, and printed brochures) to attempt to provide frequent updates on the status of the Year 2000 project at the Company and all of its subsidiary organizations.

Assessment

     The purpose of the Assessment phase is to inventory all potentially affected software, hardware, equipment (including faxes, ATM's, hand held calculators, etc.), interfaces, environmental systems, and third parties. Once this information was gathered, it was entered into a database to provide organization and efficient tracking. Letters were sent and web sites visited to ascertain the compliance status of the individual product or project at the particular organization.

     The assessment process went one step further with the investigation of the Year 2000 compliance status of the Company's largest business depositors (funds providers), large commercial loan customers (funds takers), and correspondent banks (capital market counterparties). The depositor investigation was done through a mailed survey to any business account holder with a balance of $100,000 or greater. Commercial loan relationships with an aggregate balance greater than $300,000 were individually assessed by the lender. The status of correspondent banks has been tracked as part of the third party portion of the project.

     Year 2000 issues were addressed as part of the acquisition planning with Elverson National Bank in 1998. After the acquisition was announced, the teams began to share information by the project leaders participating in the other institution's team meetings, through data sharing, and through joint testing of common applications.

     In an effort to control the inventory of systems and applications after the assessment was completed, control points were reviewed. A policy was drafted requiring all new software purchases to be certified Year 2000 compliant. All hardware and software purchases will be tested before they are placed into a production environment. As all PC based hardware and software are installed through the Network Services group and all mainframe applications are supported through Data Processing, two central control points are established. These groups are responsible for the ongoing monitoring of new software and hardware installation. As an additional control, the MIS department must approve all requests for payment of hardware and software purchases.

Renovation

     The renovation phase involves upgrading or replacing hardware and software as necessary. Core systems have the highest priority. Other mission critical systems follow. Finally, non mission critical systems are addressed. A Remediation Contingency Plan has been written to address any potential difficulties that may be encountered before December 31, 1999.

     In January 1998 the mainframe hardware and operating system were replaced with compliant products. In May 1998 a new core system, Dimension, was installed.

     Throughout  1998,   compliant   releases  of  software   applications  were
installed. Non compliant items are continuously monitored through the database established in the assessment phase.

     In September and October 1998, all ATM machines are being upgraded to compliant releases of software and the memory necessary to process them.

     In December 1998, the core processing system of Investors Trust Company will be replaced with a compliant version. This will include new hardware, software, and operating system. All have been thoroughly tested by the users group, as discussed herein in the Validation phase.

Validation

     The validation phase of the project is guided by a written test plan. All mission critical systems will be tested in 1998. Many non mission critical systems will be tested in 1999 in descending order of priority.

     The project leader and the end users are jointly responsible for the individual tests. The project leader schedules the date and ensures that the testing environment is prepared. He then meets with the end user to develop the testing scripts and scenarios. The project leader is responsible for ensuring that the test adheres to the requirements of the Year 2000 testing plan. The end user is responsible for the data entry and system operation during the test and for reviewing the results to verify that the test was successful. When the test is completed and documented, both the end user and the project leader sign to indicate its completion.

     When a system is tested, all interfaces and file transmissions will be tested at the same time whenever possible. As appropriate and feasible, testing with third parties will be completed also.

     Initiatives to complete the Validation phase include the creation of an isolated PC/network testing lab, the use of a secondary logical partition for validating mainframe applications and interfaces, user group testing for the core trust application, and proxy testing by the network vendor for ATM's.

Implementation

     Hardware and software certified to be compliant by the vendor will be thoroughly tested as addressed in the Validation phase. Any product not currently in production must be tested and accepted by the end user before being placed into a production environment. After a system is certified to be compliant, no future releases or updates will be installed unless first tested and confirmed to be compliant through the procedures discussed in the Validation phase. The control points for ensuring the future installation of releases will continue to be the Network Services and Data Processing departments.

Additional Project Efforts

     Throughout the remainder of 1998 and 1999, a database is being established and maintained to track the compliance status of third parties with which the Company conducts its affairs. This information will be reported to the project team and forwarded to executive management as necessary.

     A separate budget for Year 2000 expenses is being maintained for 1998 and 1999. The status of the budget will be reported to executive management. The project leader is responsible for working with the Chief Financial Officer to prepare the quarterly Year 2000 information for SEC filings.

     During the fourth quarter of 1998 and first quarter of 1999, contingency plans will be written for all mission critical and high priority non mission critical systems. An overview of the contingency planning process was written in August 1998. After the Business Resumption Contingency Plans are written, they will be tested as prescribed by the overview.

     Although the Company believes that the program outlined above should be adequate to address the Year 2000 issue, there can be no assurance to that effect.

     This report contains forward-looking statements concerning earnings, asset quality, Year 2000 compliance and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in Exhibit 99 to the Company's Report on Form 10-K for 1997, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         During third quarter 1998, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened a supermarket branch in Sinking Spring (Berks County) and installed three, and closed five, automated teller machines
(ATMs) in southeastern Pennsylvania.

         On October 6, 1998, the Registrant's wholly-owned subsidiary, Penn Securities, Inc., opened for business as a full service securities brokerage firm.

         During third quarter 1998, the Registrant and the Bank amended certain agreements with various senior officers of the Bank which provide them with certain severance benefits in the event of a change in control of the Registrant. Copies of such amendments are included in this Report as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               Exhibit 10.1 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Lawrence
               T. Jilk, Jr.

               Exhibit 10.2 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.

               Exhibit 10.3 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.

               Exhibit 10.4 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.

               Exhibit 10.5 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.

               Exhibit 10.6 - Amendatory Agreement dated August 26, 1998 between National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.

               Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL PENN BANCSHARES, INC.
                                  (Registrant)

Dated:   November 13, 1998         By /s/  Wayne R. Weidner
                                      ------------------------------
                                      Wayne R. Weidner, President

Dated:   November 13, 1998         By /s/  Gary L. Rhoads
                                      ------------------------------
                                      Gary L. Rhoads, Principal
                                      Financial Officer