Form 10-K405
period 1998-12-31
NATIONAL PENN BANCSHARES INC
filed 1999-03-30
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _______.

Commission file number 000-10957
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

         Common Stock (without par value)

         Preferred Stock Purchase Rights

         Guarantee (9% Preferred Securities of NPB Capital Trust)

         9% Junior Subordinated Debentures

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

         The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 12, 1999, was $346,997,376.

         As of March 12, 1999, the Registrant had 16,978,611 shares of Common Stock outstanding.

         Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 27, 1999 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                          Page

Part I
         Item 1     Business...........................................................................      1
         Item 2.    Properties.........................................................................     20
         Item 3.    Legal Proceedings..................................................................     21
         Item 4.    Submission of Matters to a Vote of Security
                         Holders.......................................................................     21
         Item 4A.   Executive Officers of the Registrant...............................................     21

Part II

         Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters...................................................     23
         Item 6.    Selected Financial Data............................................................     24
         Item 7.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations....................................................................     25
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................     33
         Item 8.    Financial Statements and Supplementary Data........................................     34
         Item 9.    Disagreements on Accounting and Financial
                         Disclosure....................................................................     64
Part III

         Item 10.   Directors and Executive Officers of the
                         Registrant....................................................................     64
         Item 11.   Executive Compensation.............................................................     64
         Item 12.   Security Ownership of Certain Beneficial
                         Owners and Management.........................................................     64
         Item 13.   Certain Relationships and Related
                         Transactions..................................................................     64
Part IV

         Item 14.   Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K.......................................................     64

                                     PART I

Item 1.  BUSINESS.

The Company

         National Penn Bancshares, Inc. (the "Company") is a Pennsylvania business corporation and bank holding company headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The Company owns all of the outstanding capital stock of National Penn Bank, formerly named National Bank of Boyertown ("NPB"). The Company was incorporated in January 1982. In addition, the Company has five wholly-owned, direct or indirect, nonbank subsidiaries engaged in activities related to the business of banking and has, indirectly through one of such subsidiaries, an equity investment in one other bank. At December 31, 1998, the Company and NPB had 637 full- and part-time employees.

National Penn Bank

         NPB is a national bank chartered under the National Bank Act. Prior to August 1, 1993, NPB's name was National Bank of Boyertown. On that date, the bank's name was changed to National Penn Bank. National Penn Bank also operates through its various banking divisions. NPB's banking divisions consist of (1) the Chestnut Hill National Bank Division, established in December 1993 after the Company's acquisition of Chestnut Hill National Bank, (2) the 1st Main Line Bank Division, a de novo division established in April 1995, (3) the National Asian Bank Division, a de novo division established in May 1998, and (4) the Elverson National Bank Division, established in January 1999 after the Company's acquisition of Elverson National Bank.

         NPB is engaged in the commercial and retail banking business. NPB provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, interbank credit cards, and safe deposit and night depository facilities.

Acquisition of Elverson National Bank

         On January 4, 1999, the Company acquired Elverson National Bank ("Elverson") by its merger with and into NPB. Elverson was a commercial bank headquartered in Elverson, Chester County, Pennsylvania, with eight other branches in Chester, Berks and Lancaster Counties, Pennsylvania. At December 31, 1998, Elverson had assets of $324,654,000, net loans of $184,299,000, deposits of $265,241,000, and shareholders' equity of $28,318,000. The Company issued 3,821,564 shares of the Company's common stock in consummation of the transaction. The transaction is being accounted for under the pooling of interests method of accounting.

Nonbank Subsidiaries

         The Company owns, directly or indirectly, all of the outstanding capital stock of the following nonbank subsidiaries:

         1. Investors Trust Company ("ITC") is a Pennsylvania-chartered trust company. ITC opened for business on June 20, 1994.

         2. National Penn Investment Company, a Delaware business corporation ("NPIC"), invests in and holds equity investments in other banks and bank holding companies (as discussed below), other equity investments, government and other debt securities, and other investment securities, as permitted by applicable law and regulations. NPIC began operations in January 1985.

         3. National Penn Life Insurance Company, an Arizona insurance company, was formed to reinsure credit life and accident and health insurance in connection with loans made by NPB. National Penn Life Insurance Company began operations in January 1985.

         4. Penn Securities, Inc., a Pennsylvania business corporation ("PSI"), is a registered full service broker-dealer and investment advisory firm. PSI began operations in October 1998.

         5. Link Financial Services, Inc., a Pennsylvania business corporation ("Link"), is licensed as an insurance agency by the Pennsylvania Insurance Department. Link is also indirectly engaged in the title insurance business through a joint venture with a title insurance agency. Link began operations in April 1998.

Other Bank Investments

         The Company owns, indirectly through NPIC, 20% of the outstanding capital stock of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989. For financial reporting purposes, the Company accounts for its investment in Pennsylvania State Bank using the "equity" method.

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

         Bank Holding Company Regulation

         The Company is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956 ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to NPB during periods of financial stress or adversity.

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

         The Federal Reserve's regulations concerning permissible nonbanking activities provide fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

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

         Capital Adequacy

         Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock (excluding auction rate issues), a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to the Company.

         Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and NPB, at December 31, 1998, each qualify as "well capitalized" under these regulatory standards.

         FDIC Insurance Assessments

         NPB is subject to FDIC deposit insurance assessments. These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund (SAIF") for savings associations and are based on the risk classification of the depository institutions. Under current FDIC practices, NPB will not be required to pay deposit insurance assessments in 1999.

         In 1996, the SAIF was recapitalized. In connection therewith, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government's FICO bond payments. NPB's current assessment rate is $.0122 per $100 of deposits for its BIF-insured deposits and $.061 per $100 of deposits for its SAIF-insured deposits. Beginning in 2000, BIF-insured deposits and SAIF-insured deposits will be assessed at the same rates to fund remaining debt service on the FICO bonds. The FICO bonds mature in 2017.

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

         Additionally, the manner in which banking institutions conduct their operations may change materially if the activities in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage continue to increase, and if funding and investment alternatives continue to broaden, although the long-range effects of such changes cannot be predicted, with reasonable certainty, at this time. If these trends continue, they most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies. See "Proposed Legislation" herein.

Interstate Banking Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides for nationwide interstate banking and branching (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation is to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

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

Proposed Legislation

         In 1998, the U. S. Congress considered, but did not adopt, comprehensive financial sector reform legislation. The U.S. Congress is expected to consider financial sector reform legislation again in 1999. It cannot be predicted whether, or in what form, any proposal will be enacted or the extent to which the business of the Company may be affected thereby.

Interest Rate Swaps and Similar Instruments

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps and similar instruments be disclosed. See Note 15 to the Company's Consolidated Financial Statements included at Item 8 hereof. In 1998, the interest rate swaps to which NPB was a party had the effect of increasing the Company's net interest income by $902,000 over what would have been realized had NPB not entered into the swap agreements. Should rates rise in 1999, the Company may recognize lower net interest income for the year than would have been recognized had NPB not entered into the interest rate swap agreements.

         In 1998, the interest rate floor to which NPB is a party had no effect on the Company's net interest income. Should rates fall in 1999 below a certain point, the Company may recognize higher net interest income for the year than would have been recognized had NPB not entered into the interest rate floor agreement.

         The Company uses interest rate swap and floor agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap and floor agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty's financial ratings.

Year 2000 Computer Matters

         The following is a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

         During 1998, the Company continued its Year 2000 compliance project. The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 Project was divided into five phases -- Awareness, Assessment, Renovation, Validation, and Implementation.

         The initial Awareness and Assessment Phases have been completed. Non-information technology systems have been assessed and do not present a Year 2000 concern. The Company has completed the Renovation Phase of mission critical systems. A system is considered mission critical if it is vital to the successful continuation of a core business activity. The Validation and Implementation Phases of renovated mission critical systems were substantially completed by December 31, 1998. Validation and Implementation Phases of non-mission critical systems will continue through the first two quarters of 1999.

         A business impact analysis has been completed for the systems which support mission critical functions. The Company believes the most likely worst-case scenario to be a total or partial failure to perform of one or more of the Company's material third party business partners, borrowers, vendors, customers, governmental agencies or providers of service, commodity or data, which failure could have a material adverse impact on the Company's operations. In an attempt to mitigate this risk, the Company has included the assessment of these business partners, borrowers, vendors, customers and providers in its Year 2000 Project. However, there can be no guarantee that the systems of these business partners, borrowers, vendors, customers or providers will be timely converted and would not have a materially adverse effect on the Company's systems and operations. Furthermore, mission critical third parties will be included in the Company's contingency plans which the Company anticipates will be substantially written during the first quarter of 1999.

         Actual costs for 1998 were within the budgeted amount of $300,000, which represented approximately 9% of the total information technology budget for 1998. The amount currently budgeted for 1999 is $200,000, which is approximately 12% of the total information technology budget for 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause these estimates and the impact of the Year 2000 issues to differ materially from those anticipated include, but are not limited to: the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; uncertainties in the cost of hardware and software; inaccurate or incomplete execution of the Phases; the adequacy and ability to implement contingency plans; ineffective remediation of computer codes; whether the Company's borrowers, vendors, customers, and business partners effectively address their own Year 2000 issues; adequate resolution of Year 2000 issues by governmental agencies; and similar uncertainties. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

         No major information technology projects have been delayed as a result of the Year 2000 Project. In addition, the Company's audit department contracted for an independent consultant to verify and validate the Company's Year 2000 Project. No major recommendations were suggested by the independent consultant to mitigate exposures in the Company's Year 2000 Project.

Forward-Looking Statements

         Certain statements in the Company's Annual Report on Form 10-K for 1998 and in other reports issued by the Company are forward-looking and are identified by the use of forward-looking words or phrases such as "intended," "believes," "expects," "estimates", "anticipates," "forecasts," "is expected," and "is anticipated." These forward-looking statements generally relate to the Company's plans, expectations, goals, and projections, and are subject to numerous assumptions, risks and uncertainties as discussed in Exhibit 99 attached hereto and incorporated herein by reference.

Average Balances, Average Rates, and Interest Rate Spread*    (Dollars in Thousands)

                                                                               Year Ended December 31
                                                        1998                             1997                         1996
                                            Average             Average     Average             Average    Average           Average
                                            Balance    Interest   Rate      Balance    Interest   Rate     Balance  Interest  Rate
INTEREST EARNING ASSETS:
  Interest bearing deposits at banks         $2,170       $146    6.72%       $2,094       $94    4.49%     $1,186       $60  5.06%

  U.S. Treasury                              41,315      2,798    6.77        65,285     4,487    6.87      86,751     5,976  6.89
  U.S. Government agencies                  149,814      9,940    6.63       111,757     7,709    6.90      75,461     5,478  7.26
  State and municipal*                      166,687     12,706    7.62        70,063     5,341    7.62      52,309     3,760  7.19
  Other bonds and securities                 35,644      2,161    6.06        16,933     1,008    5.95      22,820     1,302  5.71
                                         ----------   --------            ----------  --------          ----------  --------
   Total investments                        393,460     27,605    7.02       264,038    18,545    7.02     237,341    16,516  6.96
                                         ----------   --------            ----------  --------          ----------  --------
  Federal funds sold                          2,500        125    5.00         2,658       143    5.38       3,817       162  4.24
                                         ----------   --------            ----------  --------          ----------  --------
Trading account securities                   10,670        851    7.98           ---       ---     ---         ---       ---   ---
                                         ----------   --------            ----------  --------          ----------  --------
  Commercial loans and lease financing*     731,911     69,373    9.48       641,324    59,134    9.22     540,140    49,949  9.25
  Installment loans                         243,269     22,692    9.33       234,596    22,320    9.51     220,292    20,044  9.10
  Mortgage loans                            195,020     16,071    8.24       213,315    21,127    9.90     221,317    21,624  9.77
                                         ----------   --------            ----------  --------          ----------  --------
   Total loans and leases                 1,170,200    108,136    9.24     1,089,235   102,581    9.42     981,749    91,617  9.33
                                         ----------   --------            ----------  --------          ----------  --------
   Total earning assets                   1,579,000   $136,863    8.67%    1,358,025  $121,363    8.94%  1,224,093  $108,355  8.85%
                                                      --------                        --------                      --------

  Allowance for loan and lease losses       (27,194)                         (24,341)                       (21,67)
  Non-interest earning assets               120,102                           89,619                        84,758
                                         ----------                       ----------                    ----------
   Total assets                          $1,671,908                       $1,423,303                    $1,287,180
                                         ==========                       ==========                    ==========

INTEREST BEARING LIABILITIES:
  Interest bearing deposits                $979,978    $44,309    4.52%      $911,752   $40,570    4.45%   $820,728   $34,331  4.18%
  Securities sold under repurchase
   agreements and federal funds
   purchased                                125,622      5,969    4.75         95,567     4,938    5.17     157,182     8,083  5.14
  Short-term borrowings                       5,318        296    5.57          4,897       275    5.62       3,863       193  5.00
  Long-term borrowings                      267,381     16,428    6.14        138,898     8,839    6.36      53,424     3,411  6.38
                                         ----------   --------             ----------  --------          ----------  --------
   Total interest bearing liabilities     1,378,299    $67,002    4.86%     1,151,114   $54,622    4.75%  1,035,197   $46,018  4.45%
                                                      --------                         --------                      --------
  Non-interest bearing deposits             151,711                           138,596                       128,002
  Other non-interest bearing liabilities     16,774                            16,458                        15,463
                                         ----------                        ----------                    ----------
   Total liabilities                      1,546,784                         1,306,168                     1,178,662
  Equity capital                            125,124                           117,135                       108,518
                                         ----------                        ----------                    ----------
   Total liabilities and equity capital  $1,671,908                        $1,423,303                    $1,287,180
                                         ==========                        ==========                    ==========
  INTEREST RATE SPREAD**                               $69,861    4.42%                 $66,741    4.91%              $62,337  5.09%
                                                      ========                         ========                      ========

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

Investment Portfolio

         A summary of securities available for sale and securities held to maturity at December 31, 1998, 1997, and 1996 follows (in thousands).

                                                 1998                           1997                          1996
                                       ---------------------------    --------------------------   ----------------------------
                                                       Estimated                     Estimated                      Estimated
                                        Amortized        Fair          Amortized       Fair          Amortized        Fair
                                           Cost          Value           Cost          Value           Cost           Value
                                       -------------  ------------    ------------  ------------   --------------  ------------
Securities available for sale
 U.S. Treasury and U.S.
   Government agencies                      $64,674       $67,993         $90,751       $93,469       $108,569        $111,611
 State and municipal                        187,511       195,901          99,267       101,702         49,485          49,621
 Other bonds                                    ---           ---             250           253          1,184           1,198
 Mortgage-backed securities                 117,491       118,535         104,053       105,417         50,594          51,785
 Marketable equity securities
   and other                                 38,089        39,309          15,854        20,919         20,216          22,599
                                           ========      ========        ========      ========       ========        ========
 Totals                                    $407,765      $421,738        $310,175      $321,760       $230,048        $236,814
                                           ========      ========        ========      ========       ========        ========


                                                  1998                          1997                          1996
                                       ---------------------------    --------------------------   ----------------------------
                                                       Estimated                     Estimated                      Estimated
                                        Amortized        Fair          Amortized       Fair          Amortized        Fair
                                           Cost          Value           Cost          Value           Cost           Value
                                       -------------  ------------    ------------  ------------   --------------  ------------
Securities held to maturity
 U.S. Treasury and U.S.
   Government agencies                     $  ---        $  ---        $  ---        $  ---        $   ---         $   ---
 State and municipal                          ---           ---           ---           ---            ---             ---
 Other bonds                                  ---           ---           ---           ---            ---             ---
 Mortgage-backed securities                   ---           ---           ---           ---            ---             ---
 Marketable equity securities
   and other                                  ---           ---           ---           ---            ---             ---
                                         ========      ========      ========      ========       ========        ========
 Totals                                    $  ---        $  ---        $  ---        $  ---        $   ---         $   ---
                                         ========      ========      ========      ========       ========        ========

                     Investment Securities Yield by Maturity

The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1998, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


      Securities Available for Sale Yield by Maturity at December 31, 1998

Securities available for sale at market value
(Dollars in thousands)

                                                          After 1 But         After 5 But
                                  Within 1 Year         Within 5 Years       Within 10 Years      After 10 Years           Total
                                Amount     Yield        Amount   Yield       Amount    Yield     Amount    Yield     Amount    Yield
U.S. Treasury and U.S.
  Government agencies            $202      6.43%       $35,460    7.03%     $32,331    7.40%    $   ---     ---%     $67,993   7.21%
State and municipal bonds         252     13.43%        19,668    7.08%      30,851    8.11%    145,130    7.82%     195,901   7.80%
Other bonds                       ---       ---%           ---     ---%         ---     ---%        ---     ---%         ---    ---%
Mortgage-backed securities        ---       ---%        13,210    7.29%       8,054    6.59%     97,271    6.43%     118,535   6.54%
Marketable equity securities
  and other                       ---       ---%           ---     ---%         ---     ---%     39,309     ---%      39,309    ---%
                                ----------------      -----------------    -----------------  ------------------   -----------------
Total                            $454     10.35%       $68,338    7.09%     $71,236    7.62%   $281,710    6.25%    $421,738   6.62%
                                ================      =================    =================  ==================   =================

Loan Maturity and Interest Rate Sensitivity

         Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 1998, are summarized below:

                                     Remaining Maturity* - At December 31, 1998

                                                    After One
                                     One Year        Year to           After
                                      or Less       Five Years      Five Years        Total
                                    ------------   -------------    ------------   ------------
                                                          (In Thousands)
Commercial and Industrial
  Loans                                 $85,335         $58,101         $38,129       $181,565
Loans for Purchasing and
  Carrying Securities                       350             238             157            745
Loans to Financial
  Institutions                              ---             ---             ---            ---
Real Estate Loans:
  Construction and Land
    Development                          71,430             ---             ---         71,430
                                   ============   =============    ============   ============
                                       $157,115         $58,339         $38,286       $253,740
                                   ============   =============    ============   ============

   * Demand loans, past-due loans, and overdrafts are reported in "One Year or Less." Construction real estate loans are reported maturing in "One Year or Less" because of their short-term maturity or index to Prime Rate. An immaterial amount of loans have no stated schedule of repayments.


          Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 1998, are summarized below:

                                                              After One Year                   After
                                                              to Five Years                  Five Years
                                                           -----------------             ---------------
                                 (In Thousands)
Predetermined Interest Rate                                        $58,339                      $38,286

Floating Interest Rate                                                 ---                          ---
                                                              ------------                 ------------

  Total                                                            $58,339                      $38,286
                                                              ============                 ============

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

Loan Portfolio

          The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 1998:

                                                                      December 31,
                                         ------------------------------------------------------------------------
                                             1998           1997            1996          1995          1994
                                         -------------  --------------  -------------  ------------  ------------
                                                                     (In Thousands)
Commercial and Industrial
  Loans                                     $ 181,565       $ 138,521      $ 126,304      $ 99,765      $ 79,726

Loans for Purchasing and
  Carrying Securities                             745              87            306           478           778

Loans to Financial
  Institutions                                    ---             333            453           589           821

Real Estate Loans:
  Construction and Land
    Development                                71,430          57,563         42,468        42,978        31,760

  Residential                                 595,066         563,935        564,748       526,577       472,227

  Other                                       359,445         335,676        302,787       256,956       228,911

Loans to Individuals                           39,768          26,669         14,014        11,722        16,389

Lease Financing
  Receivables                                     ---             ---            ---           ---           ---
                                        -------------  --------------  -------------  ------------  ------------
  Total                                    $1,248,019      $1,122,784     $1,051,080      $939,065      $830,612
                                        =============  ==============  =============  ============  ============

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

          Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 1998, and an immaterial amount of such loans at the end of prior years.

          Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans. When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

          The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 1998:

                                                               December 31,
                                    --------------------------------------------------------------------
                                      1998         1997           1996          1995           1994
                                    ----------  -----------    -----------    ----------    ------------
Nonaccrual Loans                      $ 9,980       $6,810        $ 8,723       $ 7,257         $ 9,328

Loans Past Due 90 or
  More Days as to
  Interest or Principal                 1,798        2,798          3,650         1,764           2,114

Restructured Loans                        ---          ---            ---           ---             ---

Total Nonperforming
  Loans                                11,778        9,608         12,373         9,021          11,442
Other Real Estate Owned                   470          375            319           760           2,047
                                   ----------  -----------    -----------    ----------    ------------

Total Nonperforming
  Assets                              $12,248       $9,983        $12,692       $ 9,781         $13,489
                                   ==========  ===========    ===========    ==========    ============

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans                $ 959        $ 940         $1,040         $ 961         $ 1,517

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans                  308          609            834           656           1,031
                                   ----------  -----------    -----------    ----------    ------------

Net Impact on Interest
  Income of Nonperforming
  Loans                                 $ 651        $ 331          $ 206         $ 305           $ 486
                                   ==========  ===========    ===========    ==========    ============

         At December 31, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 12 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

         At December 31, 1998, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         At December 31, 1998, the Company had no loans that are considered highly-leveraged transactions under applicable regulations, although the Company had approximately $610,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Possible Loan and Lease Losses

   A detailed analysis of the Company's allowance for loan and lease losses for the five years ended December 31, 1998, is shown below:

                                                                       December 31,
                                             ------------------------------------------------------------------
                                                1998          1997          1996         1995         1994
                                             ------------  ------------  -----------  -----------  ------------
Balance at Beginning of Year                     $25,122       $22,746      $20,366      $19,310       $17,909

Charge-offs:
  Commercial and Industrial Loans                    917           979          289          544           679
  Real Estate Loans:
    Construction and Land
      Development                                    ---            14          ---          366           125
    Residential                                      621         1,279        1,242          882           941
    Other                                          2,374           564          392          932           435
  Loans to Individuals                               490           300          422          785           822
  Lease Financing Receivables                        ---           ---          ---          ---           ---
                                            ------------  ------------  -----------  -----------  ------------
    Total Charge-offs                             $4,402        $3,136       $2,345      $ 3,509       $ 3,002
                                            ------------  ------------  -----------  -----------  ------------

Recoveries:
  Commercial and Industrial Loans                    200           199          110          365           190
  Real Estate Loans:
    Construction and Land
      Development                                    ---           ---          131          148            47
    Residential                                      629           293          182          491           494
    Other                                            553           212          235          124           155
  Loans to Individuals                               144           233          167          237           313
  Lease Financing Receivables                        ---           ---                                       4
                                            ------------  ------------  -----------  -----------  ------------
    Total Recoveries                              $1,526         $ 937        $ 825      $ 1,365       $ 1,203
                                            ------------  ------------  -----------  -----------  ------------
Net Charge-offs                                   $2,876        $2,199       $1,520      $ 2,144       $ 1,799
                                            ------------  ------------  -----------  -----------  ------------
Provisions Charged to Expense                      5,100         4,575        3,900        3,200         3,200

Adjustments:
  Changes Incident to Mergers
  and Absorptions, Net                               ---           ---          ---          ---           ---
                                            ============  ============  ===========  ===========  ============
Balance at End of Year                           $27,346       $25,122      $22,746      $20,366       $19,310
                                            ============  ============  ===========  ===========  ============
Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                                0.25%         0.20%        0.15%        0.24%         0.23%
                                            ============  ============  ===========  ===========  ============

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

          It is management's practice to review the allowance for loan and lease losses regularly to determine whether additional provision should be made after considering the factors noted above. In 1998, the provision was increased due to current loan quality, economic conditions, and net loan charge-offs in 1998.

          The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 1998 totaled $2,677,000, or 61% of the gross charge-off amount of $4,402,000, as compared to $1,340,000, or 43% of the gross charge-off amount of $3,136,000 in 1997. Partial charge-offs represented .2% and .1% of average total loans for 1998 and 1997, respectively.




                   (This space left intentionally left blank.)

          The year end 1998, 1997, 1996, 1995, and 1994 allocation of the allowance for loan and lease losses, and the percent of loans in each category to total loans, is illustrated in the following table (dollars in thousands):

                           Allocation of the Allowance for Loan and Lease Losses (1)
                                       1998                1997                1996                 1995                1994
                                         % Loan                % Loan             % Loan                % Loan              % Loan
                                         Type to               Type to            Type to              Type to              Type to
                                          Total                 Total              Total                Total                Total
                               Allowance  Loans    Allowance    Loans   Allowance  Loans     Allowance  Loans    Allowance   Loans
Commercial and Industrial
  loans and leases               $5,192    14.6%    $ 2,859      12.3%    $3,229    12.0%     $ 2,547   10.6%    $ 1,289      9.6%
Loans for purchasing and
  carrying securities               ---     ---%        ---       ---%       ---     0.1%         ---    0.1%        ---      0.1%
Loans to financial institutions     ---     ---%        ---       ---%       ---     0.1%         ---    0.1%        ---      0.1%
Real estate loans:
  Construction and land
    development                   2,245     5.7%      1,794       5.1%     1,458     4.0%         644    4.5%      2,294      3.8%
  Residential                     3,689    47.7%      5,145      50.2%     4,764    53.7%       4,595   56.1%      3,841     56.8%
  Other                          10,080    28.8%      7,001      29.9%     7,905    28.8%       6,548   27.4%      3,708     27.6%
Loans to individuals              2,911     3.2%      4,346       2.5%     2,296     1.3%       2,296    1.2%      1,462      2.0%
Unallocated                       3,229     N/A       3,977       N/A      3,094     N/A        3,736     N/A      6,716      N/A
                                =======   =====     =======     =====    =======   =====      =======  =====     =======     =====
                                $27,346   100.0%    $25,122     100.0%   $22,746   100.0%     $20,366  100.0%    $19,310     100.0%
                                =======   =====     =======     =====    =======   =====      =======  =====     =======     =====

-----------------------
(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

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

Historical Statistics

         The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for possible loan and lease losses:

                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           1998             1997            1996             1995            1994
                                       -------------    -------------   -------------    -------------   -------------
                                                                       (In Thousands)
Average Total Loans                      $1,170,200       $1,089,235        $981,749         $882,292        $775,675

Total Loans at Year End                   1,248,019        1,122,784       1,051,080          939,065         830,612

Net Charge-offs                               2,876            2,199           1,520            2,144           1,799

Allowance for Possible
  Loan and Lease Losses
  at Year End                                27,346           25,122          22,746           20,366          19,310


                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           1998             1997            1996             1995            1994
                                       -------------    -------------   -------------    -------------   -------------

Net Charge-offs to:
  Average Total Loans                        0.25%           0.20%            0.15%           0.24%            0.23%

  Total Loans at Year End                    0.23%           0.20%            0.14%           0.23%            0.22%

  Allowance for Possible
    Loan and Lease Losses                   10.52%           8.75%            6.68%          10.53%            9.32%

Allowance for Possible
  Loan and Lease Losses to:

  Average Total Loans                        2.34%           2.31%            2.32%           2.31%            2.49%

  Total Loans at Year End                    2.19%           2.24%            2.16%           2.17%            2.32%




                     (This space left intentionally blank.)

Deposit Structure

          The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 1998:

                                                                Year Ended December 31,
                                 ---------------------------------------------------------------------------------------
                                          1998                            1997                           1996
                                 ------------------------      ---------------------------     -------------------------
                                                                 (Dollars in Thousands)
                                    Average      Average          Average       Average           Average      Average
                                    Amount        Rate            Amount          Rate             Amount        Rate
                                 ------------   ---------      -------------   -----------     -------------  ----------
Noninterest-
  Bearing Demand
  Deposits                         $ 151,711       ---%           $ 138,596        ---%            $128,002       ---%

Savings Deposits                     383,640      2.50              336,122       2.08              326,902      1.82

Time Deposits*                       596,338      5.79              575,630       5.83              493,826      5.75
                                ------------                  -------------                   -------------

  Total                           $1,131,689      3.90%          $1,050,348       3.86%            $948,730      3.62%
                                ============                  =============                   =============

     *    Included are average time  deposits,  issued in the amount of $100,000
          or  more,  of  $127,719,000   in  1998,   $110,447,000  in  1997,  and
          $97,115,000 in 1996.

          The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 1998. The Company has no other time deposits of $100,000 or more as of December 31, 1998.

           Maturity                      Amount of Time Certificates of Deposit
           --------                      --------------------------------------
                                                     (In Thousands)
           3 months or less                              $35,339
           Over 3 through 6 months                        23,748
           Over 6 through 12 months                       43,899
           Over 12 months                                 24,733
                                                     ===========
           Total                                        $127,719
                                                     ===========


Short-Term Borrowings

          Information with respect to the Company's short-term borrowings is set forth in Footnote 7 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.


                     (This space left intentionally blank.)

Financial Ratios

          The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                                                     Year Ended December 31,
                                                      ------------------------------------------------------
                                                             1998              1997             1996
                                                      ------------------------------------------------------
Earnings Ratios
Net Income on:
  Average Earning Assets                                     1.30%              1.37%            1.38%

  Average Total Assets                                       1.23               1.31             1.31

  Average Shareholders' Equity                              16.40              15.90            15.90

Net Operating Income Before
  Securities and Mortgage
  Transactions:

    Average Earning Assets                                   1.22               1.32             1.38

    Average Total Assets                                     1.15               1.26             1.31

    Average Shareholders' Equity                            15.36              15.27            15.54

Liquidity and Capital Ratios

Average Shareholders' Equity
  to Average Earning Assets                                  7.92%              8.63%            8.87%

Average Shareholders' Equity
  to Average Total Assets                                    7.48               8.23             8.43

Dividend Payout Ratio                                       46.56              44.70            41.50

Tier 1 Leverage Ratio                                        8.78               9.84             7.83

Tier 1 Risk-Based Ratio                                     12.03              13.49            10.82

Total Risk-Based Capital Ratio                              13.29              14.91            12.09




                     (This space left intentionally blank.)

          The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 1998 and 1997. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                             Year Ended December 31,
                                  ------------------------------------------------------------------------------
                                         1998 over 1997 (1)                        1997 over 1996 (1)
                                  ---------------------------------       --------------------------------------
Increase (decrease) in:            Volume      Rate        Total           Volume        Rate          Total
                                  ---------  ----------   ---------       ----------  ------------   -----------
Interest income:
Interest bearing deposits
  at banks                              $3         $49         $52              $46          ($12)         $ 34
Securities:
  U.S. Treasury and
  U. S. Government agencies            970        (428)        542            1,047          (305)          742
  State and municipal                7,366          (1)      7,365            1,276           305         1,581
  Other bonds and securities         1,114          39       1,153             (336)           42          (294)
                                 ---------  ----------   ---------       ----------  ------------   -----------
    Total securities                 9,450        (390)      9,060            1,987            42         2,029
                                 ---------  ----------   ---------       ----------  ------------   -----------
Federal funds sold                      (9)         (9)        (18)             (49)           30           (19)
Trading account securities             851         ---         851              ---           ---           ---
Loans:
  Commercial loans and
    lease financing                  8,353       1,886      10,239            9,357          (172)        9,185
  Installment loans                    825        (453)        372            1,301           975         2,276
  Mortgage loans                    (1,812)     (3,244)     (5,056)            (782)          285          (497)
                                 ---------  ----------   ---------       ----------  ------------   -----------
   Total loans                       7,366      (1,811)      5,555            9,876         1,088        10,964
                                 ---------  ----------   ---------       ----------  ------------   -----------
    Total interest income          $17,661     ($2,161)    $15,500          $11,860        $1,148       $13,008
                                 =========  ==========   =========       ==========  ============   ===========
Interest expense:
Interest bearing deposits            3,036         703       3,739            3,808         2,431         6,239
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased          1,553        (522)      1,031           (3,169)           24        (3,145)
  Short-term borrowings                 24          (3)         21               52            30            82
Long-term borrowings                 8,176        (587)      7,589            5,457           (29)        5,428
                                 ---------  ----------   ---------       ----------  ------------   -----------
      Total borrowed funds           9,753      (1,112)      8,641            2,340            25         2,365
                                 ---------  ----------   ---------       ----------  ------------   -----------
      Total interest expense       $12,789       ($409)    $12,380           $6,148        $2,456        $8,604
                                 ---------  ----------   ---------       ----------  ------------   -----------
Increase (decrease) in
  net interest income               $4,872     ($1,752)     $3,120           $5,712       ($1,308)       $4,404
                                 =========  ==========   =========       ==========  ============   ===========

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2.  PROPERTIES.

          The Company does not own or lease any property. As of December 31, 1998, NPB owns 30 properties in fee and leases 37 other properties. The properties owned in fee, at such date, were not subject to any major liens, encumbrances, or collateral assignments.

          The principal office of the Company and of NPB is owned in fee and is located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The principal office of NPB's Chestnut Hill National Bank Division is leased and is located at 9 West Evergreen Avenue, Chestnut Hill, Philadelphia, Pennsylvania 19118.

The principal office of NPB's 1st Main Line Bank Division is leased and is located at 528 East Lancaster Avenue, St. Davids, Pennsylvania 19087. The principal office of NPB's Elverson National Bank Division is owned in fee and is located at 83 West Main Street, Elverson, Pennsylvania 19520.

          NPB presently has 61 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia.

          In addition to its branches, NPB presently owns or leases 67 automated teller machines located throughout the nine-county area, all of which are located at bank branch locations, except for 21 that are "free-standing" (not located at a branch).

Item 3.  LEGAL PROCEEDINGS.

          Various actions and proceedings are presently pending to which NPB is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will have no material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          A special meeting of the shareholders of the Company was held on December 14, 1998 to approve the Company's acquisition of Elverson National Bank by the merger of Elverson National Bank with and into National Penn Bank, the Company's banking subsidiary, as described in the Joint Proxy Statement/Prospectus dated as of November 3, 1998 which was provided to shareholders. The acquisition was approved by the Company's shareholders, with 10,270,016 shares voting to approve the acquisition, 53,304 shares voting against the acquisition, 61,255 shares abstaining, and 1,107,041 shares that were broker non-votes.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The principal executive officers of the Company, as of the date hereof, are as follows:

                                                                  Principal Business Occupation
Name                                         Age                  During the Past Five Years
Lawrence T. Jilk, Jr.                        60                   Chairman and Chief Executive Officer of the Company
                                                                  since January 1990, and President of the Company
                                                                  from April 1988 to April 1998. Also, Chairman of
                                                                  NPB.

Wayne R. Weidner                             56                   President of the Company since April 1998 Executive
                                                                  Vice President of the Company from April 1990 to
                                                                  April 1998, and Treasurer of the Company from 1983
                                                                  to 1990. Also, Chief Executive Officer and President
                                                                  of NPB.

Garry D. Koch                                44                   Executive Vice President of NPB Since September
                                                                  1997, and Senior Vice President of NPB since 1992.

Glenn E. Moyer                               48                   Executive Vice President of NPB and President of the
                                                                  Elverson Division since January 1999.

Sharon L. Weaver                             51                   Executive Vice President of NPB since April 1998.




                                                                  Principal Business Occupation
Name                                         Age                  During the Past Five Years

Sandra L. Spayd                              55                   Secretary of the Company, and Senior Vice
                                                                  President and Corporate Secretary of NPB.

Gary L. Rhoads                               43                   Treasurer of the Company (Chief Financial
                                                                  Officer), and Executive Vice President,
                                                                  Controller and Cashier of NPB.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "NPBC".

          The following table reflects the high and low closing sales prices reported for the Common Stock, and the cash dividends declared on the Common Stock, for the periods indicated, after giving retroactive effect to a five-for-four stock split paid on July 31, 1998 and a four-for-three stock split paid on July 31, 1997.

                                          MARKET VALUE OF COMMON STOCK

                                                    1998
                                              High           Low
          lst Quarter                        29.60          23.80
          2nd Quarter                        28.85          26.40
          3rd Quarter                        27.20          20.88
          4th Quarter                        33.50          20.31


                                                     1997
                                              High           Low
          lst Quarter                        17.25          15.67
          2nd Quarter                        20.25          16.35
          3rd Quarter                        27.50          19.95
          4th Quarter                        27.00          24.80

                                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              1998             1997
                                             ------           ------
          lst Quarter                         $0.18            $0.14
          2nd Quarter                          0.19             0.17
          3rd Quarter                          0.19             0.17
          4th Quarter                          0.19             0.17

          The Trust Preferred Securities of NPB Capital Trust are reported on Nasdaq's National Market under the symbol "NPBCP". The Preferred dividend is 9%.


                     (This space intentionally left blank.)

Item 6.  SELECTED FINANCIAL DATA.

                                        FIVE-YEAR STATISTICAL SUMMARY
                                (Dollars in thousands, except per share data)

Year Ended                                       1998            1997           1996            1995           1994
                                               ----------      ----------     ----------     -----------     ----------
STATEMENTS OF CONDITION
Total assets                                  $1,811,594      $1,534,378      1,358,013      $1,251,378     $1,137,174
Total deposits                                 1,208,061       1,115,600        980,808         914,890        864,640
Loans and leases, net                          1,220,673       1,097,662      1,028,334         918,699        811,302
Total investments                                421,738         321,760        236,814         240,902        238,102
Total shareholders' equity                       130,456         123,188        114,721         106,615         84,871
Book value per share*                               9.91            9.27           8.59            8.00           6.42
Realized book value per share**                     9.22            8.71           8.28            7.53            n/a
Percent shareholders' equity to assets              7.20%           8.03%          8.45%           8.52%          7.46%
Trust assets                                     674,729         543,345        411,916         401,532        313,898

EARNINGS
Total interest income                           $131,910        $119,027       $106,558         $99,020        $84,259
Total interest expense                            67,002          54,620         46,018          43,836         28,848
                                              ----------      ----------     ----------     -----------     ----------
  Net interest income                             64,908          64,407         60,540          55,184         55,411
Provision for loan and lease losses                5,100           4,575          3,900           3,200          3,200
                                              ----------      ----------     ----------     -----------     ----------
  Net interest income after provision
   for loan and lease losses                      59,808          59,832         56,640          51,984         52,211
Other income                                      16,997          12,082          9,088           7,608          5,409
Other expenses                                    51,283          46,147         41,258          37,542         36,914
                                              ----------      ----------     ----------     -----------     ----------
  Income before income taxes                      25,552          25,767         24,470          22,050         20,706
Income taxes                                       5,039           7,151          7,548           6,668          6,057
                                              ----------      ----------     ----------     -----------     ----------
  Net income                                     $20,483         $18,616        $16,922         $15,382        $14,649
                                              ==========      ==========     ==========     ===========     ==========
Cash dividends paid                               $9,536          $8,330         $7,025          $6,263         $5,344
Return on average assets                            1.23%           1.31%          1.31%           1.30%          1.41%
Return on average shareholders' equity              16.4%           15.9%          15.6%           16.3%          17.3%
Return on average realized shareholders'            17.5%           16.3%          16.1%           16.3%           n/a
equity**

PER SHARE DATA*
Basic earnings***                                  $1.55           $1.40          $1.27           $1.16          $1.10
Diluted earnings***                                 1.52            1.37           1.25            1.14           1.08
Dividends paid in cash                              0.72            0.62           0.53            0.47           0.40
Dividends paid in stock                          5-for-4         4 for 3              5%              5%             5%
                                              stock split      split stock
SHAREHOLDERS AND STAFF
Average shares outstanding*                   13,177,765      13,339,318     13,349,418      13,282,685     13,260,403
Shareholders                                       2,663           2,704          2,750           2,823          2,787
Staff - Full-time equivalents                        637             595            578             517            559


* Restated to reflect a 5-for-4 stock split in 1998, a 4-for-3 stock split in 1997, and 5% stock dividends in 1996, 1995, and 1994.
**   Excluding unrealized gain (loss) on securities available for sale.
*** In 1997, the Company adopted SFAS 128 which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. Prior periods' earnings per share have been restated to reflect the adoption of SFAS 128.

         The unaudited quarterly results of the Company's operations in 1998 and 1997 are included in Footnote 21 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.

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

                               FINANCIAL CONDITION

         During 1998 total assets increased to $1.812 billion, an increase of $277.2 million or 18.1% over the $1.534 billion at year-end 1997. Total assets at the end of 1997 increased $176.4 million or 13.0% over the $1.358 billion at year-end 1996.

         Total cash and cash equivalents increased $9.0 million or 21.9% in 1998 compared to 1997 versus an increase of $900,000 or 2.1% in 1997 compared to 1996. The increase in 1998 is primarily due to cash and due from banks and interest bearing deposits in banks.

         Net loans and leases increased to $1.221 billion during 1998, an increase of $123.0 million or 11.2% compared to 1997. Net loans increased $69.3 million in 1997 or 6.7% compared to 1996. Loan growth in 1998 was primarily the result of the investment of deposits and long-term borrowings. Residential mortgages originated for immediate resale during 1998 amounted to $41.7 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of .23% for 1998 versus .20% for the year 1997, and the ratio of nonperforming assets to total loans of .98% at December 31, 1998, compared to .89% at December 31, 1997. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $12.2 million at December 31, 1998, compared to $10.0 million at December 31, 1997. Of these amounts, nonaccrual loans represented $9.9 million and $6.8 million at December 31, 1998, and December 31, 1997, respectively. Loans 90 days past due and still accruing interest were $1.8 million and $2.8 million at December 31, 1998, and December 31, 1997, respectively. Other real estate owned was $470,000 and $375,000 at December 31, 1998, and December 31, 1997, respectively. The Company had no restructured loans at December 31, 1998 or December 31, 1997. The allowance for loan losses to nonperforming assets was 233.3% and 251.6% at December 31, 1998, and December 31, 1997, respectively. As is evident from the above amounts relative to nonperforming assets, there have been no significant changes between December 31, 1997, and December 31, 1998. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, which are the Company's secondary use of funds, increased $99.9 million or 31.1% to $421.7 million at year-end 1998. In 1997, the investment portfolio reflected an increase of $84.9 million or 35.9% compared to 1996. The increase in 1998 was due to investment purchases of $189.4 million, primarily in municipal securities, which were partially offset by calls and maturities of securities, securities sales and payments on mortgage-backed securities.

         Trading account securities were $21.6 million at December 31, 1998. This represents investment securities that are actively traded by the Company with the goal of generating higher total returns. Investors Trust Company, a subsidiary of the Company, manages this portfolio. Interest income from these securities appears on the consolidated statements of income under "Trading account securities." Trading gains and losses, both realized and unrealized, appear under "Trading revenue" as part of the "Other Income" category.

         As the primary source of funds, aggregate deposits of $1.208 billion increased $92.5 million or 8.3% compared to 1997. Deposits of $1.116 billion increased $134.8 million in 1997 or 13.7% compared to 1996. In addition to deposits, growth in earning assets has been funded somewhat through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $453.7 million at the end of 1998, a $174.6 million or 62.6% increase compared to 1997. The 1997 amount of borrowings and purchased funds of $279.0 million represented an increase of $31.0 million or 12.5% compared to 1996. The increase in 1998 was due to increase in long-term obligations of $93.0 million and an increase in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased, of $81.6 million.

         Shareholders' equity increased by $7.3 million or 5.9% in 1998 to $130.5 million. This increase was due primarily to the retention of earnings and reinvestment of cash dividends under the Company's dividend reinvestment plan. Cash dividends paid in 1998 increased $1,206,000 or 14.5% compared to the cash dividends paid in 1997 which increased $1,306,000 or 18.6% compared to cash dividends paid in 1996. Earnings retained in 1998 were 53.4% compared to 55.3% in 1997.

                              RESULTS OF OPERATIONS

         Net income for 1998 of $20.5 million was 10.0% more than the $18.6 million reported in 1997. The 1997 amount was 10.0% more than the $16.9 million in 1996. On a per share basis, basic earnings were $1.55, $1.40, and $1.27 for 1998, 1997, and 1996, respectively. Diluted earnings per share were $1.52, $1.37, and $1.25 for 1998, 1997, and 1996, respectively.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $501,000 or
 .8% to $64.9 million in 1998 from the 1997 amount of $64.4 million. The increase in interest income is a result of growth in average loans outstanding and higher rates on loans that were partially offset by growth in average deposits and higher rates on deposits and borrowings. The Company's interest rate spread decreased from 4.91% in 1997 to 4.42% in 1998. The primary reasons for this decrease include the investment in bank owned life insurance from which the income is reported in other income but the cost of funding the investment is included in interest expense, and the increase in the investment portfolio utilizing incremental borrowings that result in a spread that is narrower than historical spreads but ultimately provides increased net interest income. Interest rate risk is a major concern in forecasting the earnings potential. From March 26, 1997 to September 28, 1998, the prime rate was 8.50%. From September 29, 1998 to October 15, 1998, the prime rate was 8.25%. From October 16, 1998 to November 17, 1998, the prime rate was 8.00%. On November 18, 1998, the prime rate changed to 7.75%. The Company's prime rate from January 1, 1997 to March 25, 1997 was 8.25%. On March 26, 1997, the prime rate changed to 8.50%. Net interest income in 1997 increased $3.9 million or 6.4% to $64.4 million from 1996. Interest expense during 1998 increased $12.4 million or 22.7% compared to the prior year due to higher interest rates on deposits and long-term borrowings. Interest expense during 1997 increased $8.6 million or 18.7% compared to 1996. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $525,000 to $5,100,000 for 1998. The provision for loan and lease losses was $4,575,000 for 1997 and $3,900,000 for 1996. The allowance for loan and lease losses of $27.3 million at year-end 1998 and $25.1 million at year-end 1997 as a percentage of total loans was 2.2% for both 1998 and 1997, respectively. Net loan charge-offs of $2,875,000, $2,199,000, and $1,520,000 during 1998, 1997, and 1996, respectively, continue to be comparable with those of the Company's peers.

         The increase in other income in 1998 compared to 1997 was $4,915,000 or 40.7% as a result of increased other service charges and fees of $1,946,000, increased bank-owned life insurance income of $1,604,000, increased trading revenue of $739,000, increased trust income of $526,000 and increased service charges on deposit accounts of $265,000. These gains were partially offset by a decrease in equity in undistributed net earnings of affiliates of $93,000 and a decrease in net gains on sale of investment securities and mortgages of $72,000. The increase in other income in 1997 compared to 1996 was $2,994,000 million or 32.9% as a result of increased gains on sale of investment securities and mortgages of $1,069,000, increased other service charges and fees of $928,000, increased service charges on deposit accounts of $595,000, increased trust income of $384,000, and increased equity in undistributed net earnings of affiliates of $18,000. Sales of investment securities in 1998 and 1997 totaled $53.9 million and $12.6 million, respectively. "Total other expenses" increased $5,136,000 or 11.1% in 1998 when compared to 1997. By category, the Company's "other operating" expenses increased $2,330,000, "salaries, wages and employee benefits" increased $2,201,000, "net premises and equipment" increased $460,000, and "FDIC assessment" increased $145,000. "Total other expenses" increased $4,889,000 or 11.8% in 1997 when compared to 1996. By category, the Company's "salaries, wages and employee benefits" increased $3,853,000, "other operating expenses" increased $1,498,000, "net premises and equipment" increased $562,000, while "FDIC assessment" decreased $1,024,000 due to lower FDIC insurance premiums on bank deposits and a one-time rebate of the fourth quarter 1996 assessment. For 1998, 1997, and 1996, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

         Income before income taxes decreased in 1998 by $245,000 or 1.0% compared to 1997 when income before income taxes increased by $1,297,000 or 5.3% compared to 1996. Income taxes decreased $2,112,000 in 1998 compared to 1997 while income taxes decreased $397,000 compared to 1996.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $174.0 million during 1998. Long-term borrowings increased $93.0 million during 1998.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 1998:

                                                       Repricing Periods
                                      -----------------------------------------------------
                                                         Three Months
                                         Within           Through One           One Year
                                      Three Months           Year               Through              Over
                                                                               Five Years         Five Years
                                      -------------      --------------       -------------       ------------
Assets                                                            (In thousands)
 Interest bearing deposits
  at banks                                 $ 3,527               $  --               $  --              $  --
 Investment securities                      32,715              36,218             135,467            217,338
 Trading account securities                 21,589                  --                  --                 --
 Loans and leases(1)                       324,509             179,998             449,592            266,574
 Other assets                                   --                  --                  --            144,067
                                     -------------      --------------       -------------       ------------
                                           382,340             216,216             585,059            627,979
                                     -------------      --------------       -------------       ------------
Liabilities and equity
 Non-interest bearing deposits             175,234                  --                  --                 --
 Interest bearing deposits(2)              279,495             257,313             193,874            302,145
 Borrowed funds                            157,327                  --             222,500             33,573
 Preferred securities                           --                  --                  --             40,250
 Other liabilities                              --                  --                  --             19,427
 Hedging instruments                       100,000             (20,000)            (80,000)                --
 Shareholders' equity                           --                  --                  --            130,456
                                     -------------      --------------       -------------       ------------
                                           712,056             237,313             336,374            525,851
                                     -------------      --------------       -------------       ------------

Interest sensitivity gap                  (329,716)            (21,097)            248,685            102,128
                                     -------------      --------------       -------------       ------------

Cumulative interest rate
   sensitivity gap                       ($329,716)          ($350,813)          ($102,128)             $  --
                                     =============      ==============       =============       ============

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 1998. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 25.4% of these deposits are considered repriceable within three months and 74.6% are considered repriceable in the over five years category.

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1998 are as follows:

MVPE
Change In Interest Rate                            Amount                                    % Change
--------------------------                       ------------                               ----------
                                                (In thousands)
+300 Basis Points                                   $171,687                                   (37)%
+200 Basis Points                                    205,128                                   (25)
+100 Basis Points                                    239,306                                   (12)
Flat Rate                                            272,301                                    --
-100 Basis Points                                    293,126                                     8
-200 Basis Points                                    305,102                                    12
-300 Basis Points                                    309,132                                    14

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

         The Company anticipates volatile interest rate levels in 1999, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1999 is to remain in a negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a volatile interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios for the Company.

                                             1998                    1997                    1996
                                         -------------           -------------           -------------
CAPITAL LEVELS
  Tier 1 leverage ratio                        8.78%                  9.84%                   7.83%
  Tier 1 risk-based ratio                     12.03                  13.49                   10.82
Total risk-based ratio                        13.29                  14.91                   12.09

CAPITAL PERFORMANCE
  Return on average assets                     1.23                   1.31                    1.31
  Return on average equity                    16.37                  15.90                   15.60
  Earnings retained                           53.40                  55.30                   58.50

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1998, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 1998, the Company meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

                      ACQUISITION OF ELVERSON NATIONAL BANK

         On January 4, 1999, the Company acquired Elverson National Bank ("Elverson") by its merger with and into National Penn Bank, the Company's banking subsidiary. Elverson had assets of $324,654,000, net loans of $184,299,000, deposits of $265,241,000, and shareholders' equity of $28,318,000 as of December 31, 1998. Under the terms of the merger, each outstanding share of Elverson stock was converted into 1.46875 shares of the Company's common stock, resulting in issuance of 3,821,564 shares of the Company's common stock. Outstanding options for Elverson stock were converted into options for 58,141 shares of the Company's common stock. This transaction will be accounted for under the pooling of interests method of accounting.

         More information is available in the Company's Current Reports on Form 8-K, which were filed with the Securities and Exchange Commission ("SEC"), dated July 21, 1998, November 13, 1998, January 4, 1999, and February 28, 1999, and in the Company's registration statement on Form S-4, filed with the SEC on October 16, 1998.

         Merger and consolidation costs relating to the Elverson acquisition may have a negative impact on the Company's 1999 earnings. The Company anticipates that the Elverson acquisition will be accretive to the Company's earnings in 2000.

                                 FUTURE OUTLOOK

         In 1999, the Company anticipates opening three new branches, one in its National Asian Bank Division, one in the Lehigh Valley, and one in Berks County.

         The following is a Year 2000 readiness statement.

          The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 Project was divided into five phases -- Awareness, Assessment, Renovation, Validation, and Implementation. The initial Awareness and Assessment Phases have been completed. Non-information technology systems have been assessed and do not present a Year 2000 concern. The Company has completed the Renovation Phase of mission critical systems. The Validation and Implementation Phases of renovated mission critical systems were substantially complete by December 31, 1998. Validation and Implementation Phases of non-mission critical systems will continue through the first two quarters of 1999. Actual costs for 1998 were within the budgeted amount of $300,000, which represented approximately 9% of the total information technology budget for 1998. The amount budgeted for 1999 is $200,000, which is approximately 12% of the total information technology budget for 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. A business impact analysis has been completed for the systems which support critical functions. The Company believes the most likely worst-case scenario to be a total or partial failure to perform of one or more of the Company's material third-party business partners or providers of service, commodity, or data, which failure could have a material adverse impact on the Company's operations. In an attempt to mitigate this risk, the Company has included the assessment of these partners and providers in its Year 2000 project. However, there can be no guarantee that the systems of other companies on which Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems and operations. Furthermore, mission critical third parties will be included in the Company's contingency plans which the Company anticipates will be substantially written during the first quarter of 1999. No major information technology projects have been delayed as a result of the Year 2000 Project. In addition, the Company's audit department contracted for an independent consultant to verify and validate the Company's Year 2000 Project. No major recommendations were suggested by the independent consultant to mitigate exposures in the Company's Year 2000 Project plan.

         The following is a more detailed discussion of the Year 2000 Project:

         The Year 2000 Project has been in operation at the Company since 1996. During this time the Company has been operating under a project plan reflected in many individual documents such as the Microsoft Project charts, binders for specific project areas, and the inventories which were created.

         For the purposes of consistency with the guidance of the Company's regulatory agencies, the Company has structured the project in the standard five phases: Awareness, Assessment, Renovation, Validation, and Implementation. None of these phases are purely consecutive chronologically. For example, Awareness, the phase which was begun before the others, will most likely continue well into the first and second quarters of 2000.

         It is important to note that the Year 2000 Project at the Company includes both the progression from 1999 to 2000 and the identification of February 29, 2000 as a leap year day.

         The following is a more detailed description of each project phase.

Awareness
         This phase began in 1996 with the assignment of project managers. The first task was to review as much information as possible from user groups, seminars, periodicals, and the written guidance available from regulatory agencies. The project managers created a project plan to address Year 2000 issues.

         To address individual areas of responsibility in the project plan, a team was formed composed of various representatives of National Penn Bank, Investors Trust Company, and, beginning in 1998, Penn Securities, Inc. The team has been charged with guiding the Year 2000 efforts of the Company through all project phases.

         The next step in the Awareness phase was to educate the Company's employees on Year 2000 issues. This was accomplished through periodic items in Company memos and through e-mail. Year 2000 training was conducted for all bank officers. In the Spring of 1998, seminars were offered for the Company's business loan customers and lending staff.

         The seminars were one component of the Company's effort to educate customers. Another was a variety of statement stuffers concerning the Year 2000 issue and specifically providing information on the Company's project plan and status. In September 1998, a Year 2000 update was added to the Company's internet home page.

         The Company intends to continue to use this variety of channels (statement stuffers, letters, seminars, home page, and printed brochures) to attempt to provide frequent updates on the status of the Year 2000 project at the Company and all of its subsidiary organizations.

Assessment
         The purpose of the Assessment phase is to inventory all potentially affected software, hardware, equipment (including faxes, ATMs, hand held calculators, etc.), interfaces, environmental systems, and third parties. Once this information was gathered, it was organized to provide efficient tracking. Letters were sent and web sites visited to ascertain the compliance status of the individual product or project at the particular organization.

         The Assessment process went one step further with the investigation of the Year 2000 compliance status of the Company's largest business depositors (funds providers), large commercial loan customers (funds takers), and correspondent banks (capital market counterparties). The depositor investigation was done through a mailed survey to any business account holder with a balance of $100,000 or greater. Commercial loan relationships with an aggregate balance greater than $300,000 were individually assessed by the lender. The status of correspondent banks has been tracked as part of the third-party portion of the project.

         Year 2000 issues were addressed as part of the acquisition planning with Elverson in 1998. After the acquisition was announced, the teams began to share information by the project leaders participating in the other institution's team meetings, through data sharing, and through joint testing of common applications.

         In an effort to control the inventory of systems and applications after the assessment was completed, control points were reviewed. A policy was drafted requiring all new software purchases to be certified Year 2000 compliant. All hardware and software purchases will be tested before they are placed into a production environment. As all PC-based hardware and software are installed through the Network Services group and all mainframe applications are supported through Data Processing, two central control points are established. These groups are responsible for the ongoing monitoring of new software and hardware installation. As an additional control, the MIS department must approve all requests for payment of hardware and software purchases.

Renovation
         The Renovation phase involves upgrading or replacing hardware and software as necessary. Core systems have the highest priority. Other mission critical systems follow. Finally, non-mission critical systems are addressed. A Remediation Contingency Plan has been written to address any potential difficulties that may be encountered before December 31, 1999.

         The Company has completed renovation efforts on mission critical systems and anticipates that the replacement of all remaining non-compliant, non-critical systems will be accomplished during the first and second quarters of 1999.

         Highlights of the Company's efforts to date include the installation of a new mainframe system in January 1998. In May 1998, a new core banking system was installed. In October and November 1998, all ATM machines were upgraded to compliant releases of software and the memory necessary to process them. In December 1998, the core processing system of Investors Trust Company was replaced, including new hardware, software, and operating system. All have been thoroughly tested by the users' group, as discussed herein in the Validation phase.

Validation
         The Validation phase of the project is guided by a written test plan. Testing of mission critical systems was substantially complete by the end of 1998. Non-mission critical systems will be tested in 1999 in descending order of priority.

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

         Initiatives to complete the Validation phase include the creation of an isolated PC network testing lab, the use of a secondary logical partition for validating mainframe applications and interfaces, user group testing for the core trust applications, and proxy testing by the network vendor for ATMs.

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

Additional Project Efforts
         Throughout the remainder of 1999, a database is being maintained to track the compliance status of third parties with which the Company conducts its affairs. This information will be reported to the project team and forwarded to executive management as necessary.

         A separate budget for Year 2000 expenses is being maintained for 1999. The status of the budget will be reported periodically to executive management.

         During the first quarter of 1999, contingency plans will be written for all mission critical and high-priority, non-mission critical systems. An overview of the contingency planning process was written in August 1998. Upon completion of the Business Resumption Contingency Plans, they will be tested as prescribed in the contingency planning overview.

         Although the Company believes that the program outlined above should be adequate to address the Year 2000 issue, there can be no assurance to that effect.

                           FORWARD-LOOKING STATEMENTS

          The Company has projected that net income will increase in 1999 over 1998 net income. The Company has also discussed its Year 2000 compliance effort, its planned investments in new and modified technology, and branch locations in this report. These, and any other statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions are forward-looking statements.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) expected cost savings from the Elverson acquisition may not be fully realized or realized within the expected time frame; (c) revenues following the Elverson acquisition may be lower than expected, or deposit attrition, operating costs, or customer loss and business disruption may be greater than expected; (d) general economic conditions in the Company's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (e) costs of the Company's planned training initiatives, product development, branch expansion and new technology and operating systems, and integration of Elverson's business may exceed expectations; (f) volatility in the Company's market area due to recent mergers may have unanticipated consequences, such as customer turnover; (g) the Year 2000 issue may not be effectively dealt with; and (h) changes in the regulatory environment, securities markets, general business conditions, and inflation may be adverse. These risks and uncertainties are all difficult to predict, and most are beyond the control of the Company's management.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

NATIONAL PENN  BANCSHARES,  INC. AND  SUBSIDIARIES
Consolidated  Balance Sheets
(Dollars in thousands, except per share data)

                                                                                               December 31,
                                                                                    ------------------------------------
ASSETS                                                                                  1998                   1997
                                                                                    -------------           ------------
Cash and due from banks                                                                $ 46,574                $ 40,009
Interest bearing deposits in banks                                                        3,527                   1,089
                                                                                   ------------            ------------
              Total cash and cash equivalents                                            50,101                  41,098

Trading accounting securities                                                            21,589                       -
Investment securities available for sale, at market value                               421,738                 321,760
Loans and leases, less allowance for loan and lease losses of
     $27,346 and $25,122 in 1998 and 1997, respectively                               1,220,673               1,097,662
Premises and equipment, net                                                              19,248                  20,606
Accrued interest receivable                                                              12,419                   9,937
Investments, at equity                                                                    4,728                   3,646
Bank-owned life insurance                                                                41,604                  20,000
Other assets                                                                             19,494                  19,669
                                                                                   ------------            ------------
              Total assets                                                          $ 1,811,594             $ 1,534,378
                                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Non-interest bearing                                                             $ 175,234               $ 146,772
     Interest bearing                                                                 1,032,827                 968,828
                                                                                   ------------            ------------
              Total deposits                                                          1,208,061               1,115,600

Securities sold under repurchase agreements and
     federal funds purchased                                                            160,864                  77,225
Short-term borrowings                                                                     4,058                   6,109
Long-term borrowings                                                                    248,478                 155,460
Guaranteed preferred beneficial interests in Company's subordinated
     debentures                                                                          40,250                  40,250
Accrued interest payable and other liabilities                                           19,427                  16,546
                                                                                   ------------            ------------
              Total liabilities                                                       1,681,138               1,411,190
                                                                                   ------------            ------------

Shareholders' equity
     Preferred stock, no stated par value;
         authorized 1,000,000 shares, none issued                                             -                       -
     Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 1998 - 13,168,058; 1997 - 13,284,175 with par value of
         $1.875, net of shares in Treasury:  1998 - 0; 1997 - 104,623                    93,360                  20,085
     Additional paid-in capital                                                               -                  81,663
     Retained earnings                                                                   28,013                  17,337
     Accumulated other comprehensive income                                               9,083                   7,531
     Treasury stock, at cost                                                                  -                  (3,428)
                                                                                   ------------            ------------
              Total shareholders' equity                                                130,456                 123,188
                                                                                   ------------            ------------
              Total liabilities and shareholders' equity                            $ 1,811,594             $ 1,534,378
                                                                                   ============            ============

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

                                                                                 Year ended December 31,
                                                                          --------------------------------------
                                                                              1998          1997          1996
                                                                          -----------   -----------    ---------
INTEREST INCOME
Loans and leases, including fees                                            $107,504      $102,061     $ 91,098
Investment securities
     Taxable                                                                  14,898        13,204       12,756
     Tax-exempt                                                                8,386         3,525        2,482
Federal funds sold                                                               125           143          162
Trading account securities                                                       851             -            -
Deposits in banks                                                                146            94           60
                                                                         -----------   -----------    ---------
         Total interest income                                               131,910       119,027      106,558
                                                                         -----------   -----------    ---------
INTEREST EXPENSE
Deposits                                                                      44,309        40,569       34,331
Securities sold under repurchase agreements,
     and federal funds purchased                                               5,969         4,938        8,083
Short-term borrowings                                                            296           275          193
Long-term borrowings                                                          16,428         8,838        3,411
                                                                         -----------   -----------    ---------
         Total interest expense                                               67,002        54,620       46,018
                                                                         -----------   -----------    ---------
         Net interest income                                                  64,908        64,407       60,540
Provision for loan and lease losses                                            5,100         4,575        3,900
                                                                         -----------   -----------    ---------
         Net interest income after provision
           for loan and lease losses                                          59,808        59,832       56,640
                                                                         -----------   -----------    ---------
OTHER INCOME
Trust income                                                                   3,264         2,738        2,354
Service charges on deposit accounts                                            4,325         4,060        3,465
Other service charges and fees                                                 5,474         3,529        2,601
Net gains on sale of investment securities                                     1,871         1,740          591
Net losses on sale of residential mortgages                                     (609)         (407)        (327)
Equity in undistributed net earnings of affiliates                               329           422          404
Trading revenue                                                                  739             -            -
Bank-owned life insurance                                                      1,604             -            -
                                                                         -----------   -----------    ---------
         Total other income                                                   16,997        12,082        9,088
                                                                         -----------   -----------    ---------
OTHER EXPENSES
Salaries, wages and employee benefits                                         28,264        26,063       22,210
Net premises and equipment                                                     7,883         7,423        6,861
FDIC assessment                                                                  246           101        1,125
Other operating                                                               14,890        12,560       11,062
                                                                         -----------   -----------    ---------
         Total other expenses                                                 51,283        46,147       41,258
                                                                         -----------   -----------    ---------
         Income before income taxes                                           25,522        25,767       24,470
Income taxes                                                                   5,039         7,151        7,548
                                                                         -----------   -----------    ---------
         Net income                                                         $ 20,483      $ 18,616      $16,922
                                                                         ===========   ===========    =========
PER SHARE OF COMMON STOCK
     Basic earnings                                                          $  1.55       $  1.40      $  1.27
     Diluted earnings                                                           1.52          1.37         1.25
     Dividends paid in cash                                                     0.72          0.62         0.53

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and
Comprehensive Income
(Dollars in thousands)

                                                                                Accumulated
                                                                  Additional      other
                                                Common             paid-in     comprehensive   Retained     Treasury  Comprehensive
                                           Shares    Par value     capital        income       earnings       stock       income
Balance at January 1, 1996               7,594,474   $ 19,106     $ 74,499     $  6,579     $     7,648     $ (1,217)
  Net income                                    --         --           --           --          16,922           --     $  16,922
  5% stock dividend                        380,357        951        8,986           --          (9,937)          --
  Cash dividends declared                       --         --           --           --          (7,276)          --
  Other comprehensive income, net
   of reclassification adjustment
   and taxes                                    --         --           --       (2,181)             --           --        (2,181)
                                                                                                                        ----------
  Total comprehensive income                    --         --           --                                                $ 14,741
                                                                                                                        ==========
  Shares issued under stock option plan     11,082         28          124           --              --           --

  Effect of treasury stock transactions     16,735         --           98           --              --          391
                                        ----------  ---------     --------     --------     -----------     --------

Balance at December 31, 1996             8,002,648     20,085       83,707        4,398           7,357         (826)
  Net income                                    --         --           --           --          18,616           --     $  18,616
  4-for-3 stock split                    2,677,497         --           --           --              --           --
  Cash dividends declared                       --         --           --           --          (8,636)          --
  Other comprehensive income, net
   of reclassification adjustment
   and taxes                                    --         --           --        3,133              --           --         3,133
                                                                                                                        ----------
  Total comprehensive income                    --         --           --           --              --           --     $  21,749
                                                                                                                        ==========
  Effect of treasury stock transactions    (73,419)        --       (2,044)          --              --       (2,602)
                                        ----------  ---------     --------     --------     -----------     --------

Balance at December 31, 1997            10,606,726     20,085       81,663        7,531          17,337       (3,428)
  Net income                                    --         --           --           --          20,483           --     $  20,483
  Other comprehensive income, net
   of reclassification adjustment
   and taxes                                    --         --           --        1,552              --           --         1,552
                                                                                                                         ----------
  Total comprehensive income                    --         --           --           --              --           --     $  22,035
                                                                                                                         ==========
  Conversion to no par value stock              --     80,113      (80,113)          --              --           --
    5-for-4 stock split                  2,677,449         --           --           --              --           --
  Shares issued under stock-based plans     17,535        833           --           --              --           --
  Cash dividends declared                       --         --           --           --          (9,807)          --
  Effect of treasury stock transactions   (133,652)    (7,671)      (1,550)          --              --        3,428
                                        ----------  ---------     --------     --------     -----------     --------

Balance at December 31, 1998            13,168,058  $  93,360     $     --     $  9,083     $    28,013     $     --
                                        ----------  ---------     --------     --------     -----------     --------

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                   Year ended December 31,
                                                                            ---------------------------------------
                                                                              1998          1997           1996
                                                                            ---------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $20,483       $18,616        $16,922
     Adjustments to reconcile net income to net
              cash provided by operating activities
         Provision for loan and lease losses                                   5,100         4,575          3,900
         Depreciation and amortization                                         3,838         3,616          3,375
         Trading account securities                                          (21,589)            -              -
         Deferred income tax benefit                                            (627)       (1,686)          (714)
         Amortization of premiums and discounts on investment
              securities, net                                                  1,002            95             26
         Investment securities gains, net                                     (1,871)       (1,740)          (591)
         Mortgage loans originated for resale                                (41,690)      (22,813)       (21,930)
         Sale of mortgage loans originated for resale                         42,299        23,220         22,257
         Changes in assets and liabilities
              (Increase) decrease in accrued interest receivable              (2,482)       (2,304)         1,234
              (Decrease) increase in accrued interest payable                   (278)        2,513         (1,125)
              Decrease (increase) in other assets                                119          (877)          (700)
              Increase (decrease) in other liabilities                         2,888          (720)           (43)
                                                                            ---------     ---------      ---------

           Net cash provided by operating activities                           7,192        22,495         22,611
                                                                            ---------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for               53,938        12,583         39,210
sale
     Proceeds from maturities of investment securities available              36,217        21,665         26,619
for sale
     Purchase of investment securities available for sale                   (189,404)     (113,270)       (64,056)
     Net increase in loans                                                  (128,111)      (73,903)      (113,535)
     Purchases of premises and equipment                                      (1,796)       (3,291)        (3,124)
     Purchase of Bank-owned life insurance                                   (21,604)      (20,000)             -
                                                                            ---------     ---------      ---------

           Net cash used in investing activities                            (250,760)     (176,216)      (114,886)
                                                                            ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in interest and non-interest bearing demand
         deposits and savings accounts                                       103,183        33,595          3,955
     Net (decrease) increase in certificates of deposit                      (10,722)      101,197         61,963
     Net increase (decrease) in securities sold under agreements to repurchase
         and federal funds purchased                                          83,639       (87,771)        34,436
     Net decrease in short-term borrowings                                    (2,051)         (822)        (5,429)
     Proceeds from long-term borrowings                                      105,000       130,350         50,000
     Repayments of long-term debt                                            (11,982)      (51,000)       (45,479)
     Issuance of subordinated debentures                                           -        40,250              -
     Issuance of common stock under dividend reinvestment and
         stock option plans                                                      833             -            152
     Effect of treasury stock transactions                                    (5,793)       (4,646)           489
     Cash dividends                                                           (9,536)       (8,330)        (7,025)
                                                                            ---------     ---------      ---------

           Net cash provided by financing activities                         252,571       152,823         93,062
                                                                            ---------     ---------      ---------

           Net increase (decrease) in cash and cash equivalents                9,003          (898)           787

Cash and cash equivalents at beginning of year                                41,098        41,996         41,209
                                                                            ---------     ---------      ---------

Cash and cash equivalents at end of year                                     $50,101       $41,098        $41,996
                                                                            =========     =========      =========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by National Penn Bancshares, Inc. (the Company), and its wholly owned subsidiaries, National Penn Bank (the Bank), Investors Trust Company (ITC), National Penn Investment Company, National Penn Life Insurance Company, Link Financial Services, Inc., and Penn Securities, Inc., conform with generally accepted accounting principles and with general practice within the banking industry.

       In May 1998, the Company formed Penn Securities, Inc. Penn Securities, Inc., is a registered broker dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. Operations commenced in November 1998.

       The Company, primarily through its Bank subsidiary, has been serving residents and businesses of southeastern Pennsylvania since 1874. The Bank, which has in excess of 50 branch locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits. Trust services are provided through ITC. The Bank, ITC and Penn Securities encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

       The Company, the Bank, ITC and Penn Securities, Inc. are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries on a consolidated basis. Investments owned between 20% and 50% are accounted for using the equity method.

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

       In 1998, the Company adopted Statement of Financial Accounting Statements
    (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Management has determined the Company operates in one business segment, community banking.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    INVESTMENT SECURITIES

       Investments in securities are classified in one of two categories: available for sale and trading. Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income as trading revenue.

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

    LOANS AND LEASES, AND ALLOWANCE FOR LOAN AND LEASE LOSSES

         Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. Interest on loans is calculated based upon the principal amount outstanding. The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible based on evaluations of the collectibility of loans and leases, and prior loan and lease loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is stopped on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

         The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 114 excludes such homogeneous loans as consumer and mortgage.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This standard provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities.

    PREMISES AND EQUIPMENT

       Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

    CORE DEPOSIT INTANGIBLES

       The Company has recognized approximately $776,000 of core deposit intangibles, as a result of a branch acquisition in 1997, which are being amortized on a straight-line basis over 15 years.

    OTHER ASSETS

       Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

    PENSION PLAN

       The Company adopted the SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. Prior period disclosures have been restated to reflect the adoption of SFAS No. 132.

       Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

    INCOME TAXES

       The Company accounts for income taxes under the liability method of accounting for income taxes specified by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    EQUITY TRANSACTIONS

       The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's employee stock option plans are accounted for under APB Opinion 25.

    STATEMENTS OF CASH FLOWS

       The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                      Year ended December 31,
                              1998             1997              1996
          Interest          $65,328          $52,107          $47,143
          Taxes               6,866            9,674            8,947

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       The Company calculates earnings per share under the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    ADVERTISING COSTS

       It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996, was approximately $2,455,000, $1,435,000 and
    $1,130,000, respectively.

    COMPREHENSIVE INCOME

       On January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This new standard establishes standards for reporting comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

                             December 31, 1998             December 31, 1997              December 31, 1996
                         ---------------------------   ---------------------------   ----------------------------
                          Before      Tax     Net of    Before      Tax     Net of     Before      Tax     Net of
                           tax     (expense)   tax       tax     (expense)   tax        tax     (expense)   tax
                          amount    benefit   amount    amount    benefit   amount     amount    benefit   amount
                         --------  --------  -------   -------- ---------  -------   --------  --------- ---------
    Unrealized gains
      on securities
     Unrealized holding
      gains arising
      during period       $ 4,258   $(1,490)  $2,768     $6,560  $ (2,296)  $4,264    $(2,765)    $  968   $(1,797)

    Less reclassification
      adjustment for gains
      realized in net
      income                1,871      (655)   1,216      1,740      (609)   1,131        591       (207)      384
                         --------  --------  -------   -------- ---------  -------   --------  --------- ---------

    Other comprehensive
      income, net        $ 2,387   $  (835)   $1,552     $4,820  $ (1,687)  $3,133    $(3,356)   $ 1,175   $(2,181)
                         ========  ========  =======   ======== =========  =======   ========  ========= =========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


2.  ACQUISITION

       On January 4, 1999, the Company, through the Bank, completed a merger with Elverson National Bank (Elverson). Under the terms of the merger, each share of Elverson was converted into 1.46875 shares of the Company's common stock, resulting in an issuance of 3,821,564 shares of the Company's common stock. In addition, outstanding stock options to purchase Elverson common stock were converted into stock options to purchase 58,141 shares of the Company's common stock, with an exercise price of $12.98 to $15.74 per share. This transaction will be accounted for under the pooling of interests method of accounting.

    The results of operations for the Bank, Elverson and the combined entity are as follows (in thousands):

                                                                             1998           1997             1996
       Net interest income
       Company                                                         $     64,908   $     64,407     $     60,540
       Elverson                                                              12,566         11,850           10,217
                                                                        -----------    -----------      -----------

       Combined                                                        $     77,474   $     76,257     $     70,757
                                                                        ===========    ===========      ===========

       Net income
       Company                                                         $     20,483   $     18,616     $     16,922
       Elverson                                                               2,435          2,931            2,367
                                                                       ------------   ------------     ------------

       Combined                                                        $     22,918   $     21,547     $     19,289
                                                                        ===========    ===========      ===========


3.  INVESTMENT SECURITIES

       The amortized cost, gross unrealized gains and losses, and estimated market values of the Company's investment securities at December 31, 1998 and 1997, are summarized as follows (in thousands):

                                                                              December 31, 1998
                                                                            Gross           Gross            Fair
                                                          Amortized      unrealized     unrealized         market
                                                               cost          gains          losses          value
       Investment securities
           U.S. Treasury and U.S. Government
               agencies                                $     64,674    $      3,319    $        --      $    67,993
           State and municipal bonds                        187,511           8,475            (85)         195,901
           Mortgage-backed securities                       117,491           1,496           (452)         118,535
           Marketable equity securities and other            38,089           3,389         (2,169)          39,309
                                                        -----------    ------------    -----------      -----------
                Totals                                  $   407,765    $     16,679    $    (2,706)     $   421,738
                                                        ===========    ============    ===========      ===========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


3.  INVESTMENT SECURITIES - Continued

                                                                              December 31, 1997
                                                                            Gross           Gross            Fair
                                                          Amortized      unrealized     unrealized          market
                                                               cost          gains          losses           value
       Investment securities
           U.S. Treasury and U.S. Government
               agencies                                 $    90,751     $     2,732    $       (14)      $   93,469
           State and municipal bonds                         99,267           2,606           (171)         101,702
           Other bonds                                          250               3            -                253
           Mortgage-backed securities                       104,053           1,403            (39)         105,417
           Marketable equity securities and other            15,854           5,065            -             20,919
                                                         ----------     -----------    -----------       ----------

                Totals                                   $  310,175     $    11,809    $      (224)      $  321,760
                                                         ==========     ===========    ===========       ==========

    The  amortized  cost and  estimated  market value of  investment  securities available  for sale,  by  contractual  maturity,  at  December  31, 1998 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                            Fair
                                                                                         Amortized         market
                                                                                            cost            value
       Due in one year or less                                                          $       450     $       454
       Due after one through five years                                                      64,894          68,338
       Due after five through ten years                                                      68,757          71,236
       Due after ten years                                                                  235,575         242,401

       Marketable equity securities and other                                                38,089          39,309
                                                                                        -----------     -----------
                                                                                        $   407,765     $   421,738
                                                                                        ===========     ===========

       Proceeds from the sales of investment securities during 1998, 1997 and 1996, were $53,938,000, $12,583,000 and $39,210,000, respectively. Gross gains realized on those sales were $1,871,000 and $1,740,000 in 1998 and 1997, respectively, and losses were not material in 1998, 1997 and 1996.

       As of December 31, 1998 and 1997, investment securities with a book value of $143,813,000 and $119,104,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 1998 and 1997, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


4.  LOANS AND LEASES

       Major classifications of loans and leases are as follows (in thousands):

                                                                                                   December 31,
                                                                                              1998            1997
       Commercial and industrial loans and leases                                       $   181,565     $   138,521
       Loans for purchasing and carrying securities                                             745              87
       Loans to financial institutions                                                          -               333
       Real estate loans
           Construction and land development                                                 71,430          57,563
           Residential                                                                      595,066         563,935
           Other                                                                            359,445         335,676
       Loans to individuals                                                                  39,768          26,669
                                                                                        -----------     -----------
                                                                                          1,248,019       1,122,784
       Allowance for loan and lease losses                                                  (27,346)        (25,122)
                                                                                        -----------     -----------

                Total loans and leases, net                                             $ 1,220,673     $ 1,097,662
                                                                                        ===========     ===========


       Loans and leases on which the accrual of interest has been discontinued or reduced amounted to approximately $9,980,000 and $6,810,000 at December 31, 1998 and 1997, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $651,000 and $331,000 for 1998 and 1997, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $1,798,000 and $2,798,000 at December 31, 1998 and 1997, respectively.

       The balance of impaired loans was $7,497,000 at December 31, 1998. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $7,497,000 of non-accrual loans. The allowance for loan loss associated with the $7,497,000 of impaired loans was $1,212,000 at December 31, 1998. The average impaired loan balance was $6,040,000 in 1998 and the income recognized on impaired loans during 1998 was $289,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

       The balance of impaired loans was $4,263,000 at December 31, 1997. The impaired loan balance included $4,263,000 of non-accrual loans. The allowance for loan loss associated with the $4,263,000 of impaired loans was $501,000 at December 31, 1997. The average impaired loan balance was $3,998,000 and $6,676,000 in 1997 and 1996, respectively, and the income recognized on impaired loans during 1997 and 1996 was $477,000 and $689,000, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


4.  LOANS AND LEASES - Continued

    Changes in the allowance for loan and lease losses were as follows (in thousands):

                                                                                Year ended December 31,
                                                                          1998             1997              1996
       Balance, beginning of year                                  $    25,122       $    22,746       $     20,366
          Provision charged to operations                                5,100             4,575              3,900
          Loans and leases charged off                                  (4,402)           (3,136)            (2,345)
          Recoveries                                                     1,526               937                825
                                                                   -----------       -----------        -----------
       Balance, end of year                                        $    27,346       $    25,122        $    22,746
                                                                   ===========       ===========        ===========

5.  PREMISES AND EQUIPMENT

       Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                      Estimated                  December 31,
                                                                     useful lives          1998               1997

       Land                                                         Indefinite      $      2,080       $      2,333
       Buildings                                                  5 to 40 years           13,160             13,801
       Equipment                                                  3 to 10 years           19,568             17,320
       Leasehold improvements                                     2 to 40 years            3,919              3,621
                                                                                     -----------        -----------
                                                                                          38,727             37,075
       Accumulated depreciation and amortization                                         (19,479)           (16,469)
                                                                                     -----------        -----------
                                                                                     $    19,248        $    20,606
                                                                                     ===========        ===========

       Depreciation and amortization expense amounted to $3,154,000, $2,982,000 and $2,746,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $127,719,000 and $110,447,000 in 1998 and 1997, respectively.

    At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands):

          1999                                    $   404,390
          2000                                        136,244
          2001                                         26,100
          2002                                         21,687
          2003                                         12,125
          Thereafter                                    4,865
                                                 ------------
                                                  $   605,411
                                                 ============

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


7.  SHORT-TERM BORROWINGS

       Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                                                 Year ended December 31,
                                                                          1998             1997              1996
       Securities sold under repurchase agreements
             and federal funds purchased
          Balance at year-end                                      $   160,864       $    77,225        $   164,996
          Average during the year                                      125,809            95,567            157,182
          Maximum month-end balance                                    177,585           154,227            218,364
          Weighted average rate during the year                           4.75%             5.17%             5.14%
          Rate at December 31                                             4.34%             5.65%             6.23%

       Short-term borrowings
          Balance at year-end                                     $      4,058      $      6,109       $      6,931
          Average during the year                                        5,119             4,897              3,863
          Maximum month-end balance                                      9,930            10,184             25,413
          Weighted average rate during the year                           5.57%             5.62%             5.00%
          Rate at December 31                                             4.25%             5.27%             5.25%

       The weighted average rates paid in aggregate on these borrowed funds for 1998, 1997 and 1996 were 4.78%, 5.19% and 5.14%, respectively.

8.  LONG-TERM BORROWINGS

    FHLB ADVANCES

       At December 31, 1998, advances from the Federal Home Loan Bank (FHLB) totaling $248,478,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.56%. Unused lines of credit at the FHLB were $140,857,000 and $256,593,000 at December 31, 1998 and 1997,
    respectively.

    Outstanding borrowings mature as follows (in thousands):

          1999                                       $    630
          2000                                              -
          2001                                          2,500
          2002                                        140,000
          2003                                              -
          Thereafter                                  105,348
                                                     --------
                                                     $248,478
                                                     ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


8.  LONG-TERM BORROWINGS - Continued

    SUBORDINATED DEBENTURES

       In 1997, the Company issued $41,500,000 of 9% junior subordinated deferrable interest debentures (the debentures) to NPB Capital Trust (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $40,250,000 of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 20, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027.

9.  PENSION PLANS

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

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                                December 31,
                                                                                           1998              1997
       Change in benefit obligation
          Benefit obligation at beginning of year                                     $    8,778        $    7,140
          Service cost                                                                       724               574
          Interest cost                                                                      587               512
          Actual (gain) loss                                                                (162)               32
          Benefits paid                                                                     (245)             (272)
          Effect of change in assumptions                                                    263               792
                                                                                     -----------        ----------
          Benefits obligation at end of year                                               9,945             8,778
                                                                                     -----------        ----------

       Change in plan assets
          Fair value of plan assets at beginning of year                                   9,360             7,990
          Actual return on plan assets                                                       705             1,542
          Employer contribution                                                              785               100
          Benefits paid                                                                     (245)             (272)
                                                                                     -----------        ----------
          Fair value of plan assets at end of year                                        10,605             9,360
                                                                                     -----------        ----------

       Funded status                                                                         660               582
       Unrecognized net actuarial gain                                                      (212)             (376)
       Unrecognized prior service cost                                                       248               315
                                                                                     -----------        ----------
       Prepaid benefit cost                                                          $       696        $      521
                                                                                     ===========        ==========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


9.  PENSION PLANS - Continued

       Net pension cost included the following components (in thousands):

                                                                              Year ended December 31,
                                                                        1998             1997               1996
       Service cost                                                $       724       $       574      $        507
       Interest cost on projected benefit obligation                       587               512               464
       Actual return on plan assets                                       (705)           (1,542)             (854)
       Net amortization and deferral                                         3               955               410
                                                                   -----------       -----------      ------------
       Net periodic pension cost                                   $       609       $       499      $        527
                                                                   ===========       ===========      ============

       The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.63% and 4.63%, respectively, in 1998; 6.75% and 4.75%, respectively, in 1997; and 7.25% and 4.75%, respectively, in 1996. The expected long-term rate of return on assets was 8.25% for 1998, 1997 and 1996.

       The Company has a capital  accumulation  and salary  reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 10% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $422,000, $441,000 and $307,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  INCOME TAXES

       The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                                             Year ended December 31,
                                                                       1998             1997              1996
       Income tax expense
          Current                                                  $     4,878       $     6,493       $     8,262
          Deferred federal benefit                                        (475)             (683)             (714)
                                                                   -----------       -----------      ------------
                                                                         4,403             5,810             7,548
       Additional paid-in capital from benefit
          of stock options exercised                                       636             1,341                --
                                                                   -----------       -----------      ------------
       Applicable income tax expense                               $     5,039       $     7,151       $     7,548
                                                                   ===========       ===========       ===========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


10.  INCOME TAXES - Continued

       The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                                                 Year ended December 31,
                                                                          1998             1997              1996
       Computed tax expense at statutory rate                     $      8,968      $      9,017       $      8,565
          Decrease in taxes resulting from
              Tax-exempt loan and investment income                     (3,578)           (1,566)            (1,221)
              Stock options exercised                                      -                 -                  (46)
              Other, net                                                  (351)             (300)               250
                                                                   -----------       -----------       ------------
       Applicable income tax expense                               $     5,039       $     7,151       $      7,548
                                                                   ===========       ===========       ============

       Deferred tax assets and liabilities consist of the following (in thousands):

                                                1998             1997             1996
Deferred tax assets
   Deferred loan fees                         $   491          $   610          $   753
   Allowance for loan and lease loss            9,070            8,300            7,674
   Deferred compensation                          783              667              610
   Loan sales valuation                           120              120              120
                                              -------          -------          -------
                                               10,464            9,697            9,157
                                              -------          -------          -------

Deferred tax liabilities
   Pension                                        315              240              136
   Bad debt reserve recapture                      --               40              285
   Partnership investments                        273              221              195
   Acquisition adjustments                         --               55               55
   Mark-to-market accounting                      261               --               28
   Securities available for sale                4,890            4,055            2,368
   Rehab credit adjustment                         44               44               44
                                              -------          -------          -------
                                                5,783            4,655            3,111
                                              -------          -------          -------
Net deferred tax asset                        $ 4,681          $ 5,042          $ 6,046
                                              =======          =======          =======

11.  SHAREHOLDERS' EQUITY

       On June 24, 1998, the Company declared a 5-for-4 stock split on its common stock to shareholders of record on July 15, 1998, and payable on July 31, 1998, and amended its Articles of Incorporation whereby the number of authorized shares was increased from 50,000,000 to 62,500,000, both with no par value.

       In April 1998, the Company amended its Articles of Incorporation whereby the number of authorized common shares was increased from 26,666,667 shares with a par value of $1.875 to 50,000,000 shares with no par value. The additional paid-in capital account has been combined with common stock as presented in the consolidated statement of changes in shareholders' equity and comprehensive income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


11.  SHAREHOLDERS' EQUITY - Continued

       In August 1997, the Company amended its Articles of Incorporation whereby the number of authorized common shares was increased from 20,000,000 shares with a par value of $2.50 to 26,666,667 shares with a par value of $1.875. In conjunction with this amendment, the Company declared a 4-for-3 stock split where 4 common shares of $1.875 par value stock were exchanged for 3 common shares of $2.50 par value stock.

12.  SHAREHOLDER RIGHTS PLAN

       The Company adopted a Shareholder Rights Plan (the Rights Plan) in 1989 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights expire on August 22, 1999.

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

13.  EARNINGS PER SHARE

       The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except for per share amounts):

                                                                            Year ended December 31, 1998
                                                                     Income                Shares        Per share
                                                                  (numerator)        (denominator)        amount
       Basic earnings per share
          Net income available to common stockholders              $   20,483              13,178        $   1.55

       Effect of dilutive securities
          Options                                                          --                 317           (0.03)
                                                                  -----------         -----------        --------

       Diluted earnings per share
          Net income available to common stockholders
              plus assumed conversions                            $    20,483              13,495        $   1.52
                                                                  ===========         ===========        ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


13.  EARNINGS PER SHARE - Continued

       Options to purchase 228,818 shares of common stock at $31.00 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                        Year ended December 31, 1997
                                                               Income            Shares         Per share
                                                             (numerator)     (denominator)        amount
       Basic earnings per share
          Net income available to common stockholders          $18,616           13,339          $   1.40

       Effect of dilutive securities
          Options                                                   --              289             (0.03)
                                                               -------          -------          --------

       Diluted earnings per share
          Net income available to common stockholders
              plus assumed conversions                         $18,616           13,628          $   1.37
                                                               =======          =======          ========

       Options to purchase 237,519 shares of common stock at $25.72 per share were outstanding during 1997. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                              Year ended December 31, 1996
                                                        Income            Shares         Per share
                                                      (numerator)     (denominator)        amount
Basic earnings per share
   Net income available to common stockholders          $16,922           13,349          $   1.27

Effect of dilutive securities
   Options                                                   --              137             (0.02)
                                                        -------          -------          --------

Diluted earnings per share
   Net income available to common stockholders
       plus assumed conversions                         $16,922           13,486          $   1.25
                                                        =======          =======          ========

       Options to purchase 988,603 shares of common stock from $15.03 to $20.17 per share were outstanding during 1996. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


14.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS

       Future minimum payments under non-cancellable operating leases are due as follows (in thousands):

         Year ending December 31,

                  1999                                      $      1,649
                  2000                                             1,385
                  2001                                             1,142
                  2002                                               882
                  2003                                               754
                  Thereafter                                       2,126
                                                            ------------
                                                            $      7,938
                                                            ============

       The total rental expense was approximately $1,639,000, $1,651,000 and $1,458,000 in 1998, 1997 and 1996, respectively.

       In the normal course of business, the Company, the Bank and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, and interest rate floor. Those instruments involve, to varying degrees, elements of credit, interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

       The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate swaps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

       Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 1998 and 1997, are as follows (in thousands):

                                                                                          1998               1997
       Financial instruments whose contract amounts represent
             credit risk
          Commitments to extend credit                                               $   316,868        $   266,049
       Standby letters of credit                                                          11,676             12,890

       Financial instruments whose notional or contract amounts
             exceed the amount of credit risk
          Interest rate swap agreements                                                  100,000             80,000
       Interest rate floor                                                                50,000                -

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

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1998, varies up to 100%; the average amount collateralized is 79%.

       Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 1998, the interest rate swaps had the effect of increasing the Company's net interest income by $900,000 over what would have been realized had the Company not entered into the swap agreements.

       An interest rate floor is a contract that protects the holder against a decline in interest rates below a certain point. The primary risk associated with interest rate floors is exposure to current and possible future movements in interest rates.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS NO. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the bank, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS NO. 107. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

       Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1998 and 1997, were as follows (in thousands):

       Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts

       Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                          December 31, 1998                  December 31, 1997
                                                    Carrying    Estimated fair         Carrying    Estimated fair
                                                     amount            value            amount            value
       Cash and cash equivalents                  $    50,101    $    50,101        $     41,098  $      41,098
       Trading account securities                      21,589         21,589                 -              -
       Investment securities available for sale       421,738        421,738             321,760        321,760

       Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                          December 31, 1998                  December 31, 1997
                                                    Carrying    Estimated fair         Carrying    Estimated fair
                                                     amount            value            amount          value
    Deposits with stated maturities               $   605,834    $   612,344         $   614,033    $   616,655
    Short-term borrowings                             164,922        164,922              83,334         83,334
    Long-term borrowings                              248,478        249,458             155,460        155,234
    Subordinated debentures                            40,250         43,873              40,250         42,263

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

       Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $602,227 for 1998 and $501,567 for 1997.

       The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                                          December 31, 1998                  December 31, 1997
                                                    Carrying    Estimated fair         Carrying    Estimated fair
                                                     amount         value               amount         value
    Net loans                                     $ 1,220,673    $ 1,270,714         $ 1,097,662    $ 1,198,973

       There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $478,544,000 and $358,939,000 at year-end 1998 and 1997, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

       The Company's remaining assets and liabilities are not considered financial instruments.

17.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

       The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

18.  STOCK OPTIONS

       The Company has an employee stock option plan for certain key employees accounted for under APB Opinion 25 and related interpretations. A total of 2,234,950 shares of common stock were made available for options granted through February 24, 1997. The options granted under this plan are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue.

       On April 22, 1997, the Company's shareholders approved the adoption of the Officers' and Key Employees' Stock Compensation Plan as a replacement for the Stock Option Plan upon expiration of its 10-year term. A total of 1,250,000 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. The options granted under this plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant.

       The Company also has a non-employee director stock option plan. Under this plan, a total of 275,623 shares of common stock have been made available for options to be granted through January 3, 2004.

       The options granted under this plan fully vest after two years and expire ten years from the date of issue. Under all plans, the option price per share is equivalent to 100% of the fair market value on the date the options were granted as determined pursuant to the plan. Accordingly, no compensation cost has been recognized for the plans. The number of unoptioned shares available for granting totaled 1,147,564 at the beginning of the year and 896,069 at the end of 1998.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


18.  STOCK OPTIONS - Continued

       Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                          1998              1997             1996
       Net income
          As reported                                               $   20,483         $   18,616       $   16,922
          Pro forma                                                     19,734             18,335           16,626

       Earnings per share of common stock - basic
          As reported                                                     1.55               1.40            1.27
          Pro forma                                                       1.50               1.37            1.25

       Earnings per share of common stock - diluted
          As reported                                                     1.52               1.37            1.25
          Pro forma                                                       1.46               1.35            1.23

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.71%, 2.55% and 3.50% , expected volatility of 24.4%, 31.5% and 13.0%; risk-free interest rates for each plan of 4.68% and 5.74% for 1998 and 6.43% and 5.89% for 1997 and 5.66% and 6.38% for 1996; and
    expected lives of 6.23 years and 8.98 years for each plan in 1998, 6.95 years and 9.17 years for each plan in 1997, and 9.3 years for 1996.

       A summary of the status of the Company's fixed option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                    1998                     1997                     1996
                                                        Weighted                  Weighted                 Weighted
                                                         average                   average                 average
                                                         exercise                  exercise               exercise
                                              Shares       price      Shares       price        Shares      price
       Outstanding, beginning of  year      1,470,964   $  16.55    1,566,741  $    13.98     1,334,503  $  13.50
          Granted                             236,162      30.83      244,865       25.42       265,600     15.94
          Exercised                          (137,810)     12.83     (296,546)      10.40       (18,949)     8.01
          Forfeited                            (2,975)     17.12      (44,096)      15.80       (14,413)    16.41
                                           ----------    -------   ----------    --------    ----------  --------

       Outstanding, end of year             1,566,341    $ 19.03    1,470,964    $  16.55     1,566,741  $  13.98
                                           ==========    =======   ==========    ========    ==========  ========

       Options exercisable at year-end        639,773                 448,128                   456,537
                                           ==========              ==========                ==========
       Weighted average fair value of
          options granted during the year                $  7.40                 $   9.37                $   3.29
                                                         =======                 ========                ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


18.  STOCK OPTIONS - Continued

       The following table summarizes information about nonqualified options outstanding at December 31, 1998:

                                 Options outstanding                                        Options exercisable
                                               Weighted
                                Number           average                                  Number
                           outstanding at      remaining        Weighted             outstanding at     Weighted
            Range of        December 31,       contractual        average             December 31,       average
       exercise prices          1998          life (years)    exercise price              1998        exercise price
       $ 6.20 - $9.30       $   54,154             2.5          $   7.81             $    54,154         $  7.81
         9.31 - 12.40          129,936             3.3              9.94                 129,936            9.94
        12.41 - 15.50          502,236             5.9             14.83                 230,408           14.43
        15.51 - 18.60          219,266             8.0             15.99                  28,314           16.00
        18.61 - 21.70          187,441             4.7             20.11                 137,617           20.11
        24.81 - 27.90          244,490             8.6             25.69                  59,344           25.70
        27.91 - 31.00          228,818            10.0             31.00                     -               -

19.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

       The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                               CONDENSED BALANCE SHEETS
                                                                          December 31,
                                                                      1998              1997
Assets
   Cash                                                            $     --          $     39
   Investment in Bank subsidiary, at equity                         126,415           108,920
   Investment in other subsidiaries, at equity                       46,841            54,531
   Other assets                                                       1,253             1,260
                                                                   --------          --------
                                                                   $174,509          $164,750
                                                                   ========          ========
Liabilities and shareholders' equity
   Guaranteed preferred beneficial interests in Company's
      subordinated debentures                                      $ 41,495          $ 41,495
   Other liabilities                                                  2,558                67
   Shareholders' equity                                             130,456           123,188
                                                                   --------          --------
                                                                   $174,509          $164,750
                                                                   ========          ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


19.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                                          CONDENSED STATEMENTS OF INCOME

                                                                                        Year ended December 31,
                                                                             1998                1997               1996
       Income
          Equity in undistributed net earnings of subsidiaries             $  6,587           $ 10,994           $  9,630
          Dividends from subsidiary                                          16,324              8,640              7,277
          Interest and other income                                             121                766                129
                                                                           --------           --------           --------
                                                                             23,032             20,400             17,036
       Expense
       Interest on subordinated debentures                                    3,735              2,272                 --
       Other operating expenses                                                 121                 60                106
                                                                           --------           --------           --------
                                                                              3,856              2,332                106

    Income before income tax (benefit) expense                               19,176             18,068             16,930

       Income tax (benefit) expense                                          (1,307)              (548)                 8
                                                                           --------           --------           --------

              Net income                                                   $ 20,483           $ 18,616           $ 16,922
                                                                           ========           ========           ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31,
                                                                             1998                1997               1996

       Cash flows from operating activities
          Net income                                                       $ 20,483           $ 18,616           $ 16,922
          Equity in undistributed net earnings of subsidiaries               (6,587)           (10,994)            (9,630)
          (Increase) decrease in other assets                                     7             (1,240)               (14)
          (Decrease) increase in other liabilities                            2,491                (79)                85
                                                                           --------           --------           --------
             Net cash provided by operating activities                       16,394              6,303              7,363
                                                                           --------           --------           --------
       Cash flows from investing activities
          Additional investment in subsidiaries, at equity                   (1,666)           (34,506)              (744)
                                                                           --------           --------           --------
             Net cash used in investing activities                           (1,666)           (34,506)              (744)
                                                                           --------           --------           --------
       Cash flows from financing activities
          Proceeds from issuance of long-term debt                               --             41,495                 --
          Proceeds from issuance of stock                                       833                 --                152
          Effect of treasury stock transactions                              (5,793)            (4,646)               489
          Cash dividends                                                     (9,807)            (8,640)            (7,277)
                                                                           --------           --------           --------
             Net cash provided by (used in) financing activities            (14,767)            28,209             (6,636)
                                                                           --------           --------           --------
             Net increase (decrease) in cash and cash equivalents               (39)                 6                (17)
       Cash and cash equivalents at beginning of year                            39                 33                 50
                                                                           --------           --------           --------
       Cash and cash equivalents at end of year                            $     --           $     39           $     33
                                                                           ========           ========           ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


20.  REGULATORY MATTERS

       The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1998, was approximately $4,351,000.

       Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 1999, the Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $19,431,000 plus additional amounts equal to the net earnings of the Bank for the period January 1, 1999, through the date of declaration less dividends previously paid in 1999.

       The  Bank  is  subject  to  various   regulatory   capital   requirements
    administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Bank and Company meet all capital adequacy requirements to which they are subject.

       As of December 31, 1998, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                    To be well
                                                                                                 capitalized under
                                                                           For capital           prompt corrective
                                                       Actual             adequacy purposes      action provisions
                                                 Amount     Ratio         Amount     Ratio       Amount     Ratio
                                                                      (Dollars in thousands)
       As of December 31, 1998
          Total capital (to risk-weighted
              assets)
          National Penn Bancshares,
                 Inc.                         $  171,687    13.29%     $   59,556    8.00%       $     --     -- %
          National Penn Bank                     127,872    10.13         100,953    8.00         126,192  10.00

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


20.  REGULATORY MATTERS - Continued

                                                                                                    To be well
                                                                                                 capitalized under
                                                                           For capital           prompt corrective
                                                       Actual             adequacy purposes      action provisions
                                                 Amount     Ratio         Amount     Ratio       Amount     Ratio
                                                                     (Dollars in thousands)
    Tier I capital (to risk-weighted
              assets)
          National Penn Bancshares,
                 Inc.                        $   155,397    12.03%   $     51,685    4.00%       $     --     -- %
              National Penn Bank                 111,955     8.87          50,477    4.00          75,715   6.00

    Tier I capital (to average assets)
          National Penn Bancshares,
                 Inc.                            155,397     8.78          70,793    4.00              --     --
              National Penn Bank                 111,955     6.45          69,423    4.00          86,778   5.00

    As of December 31, 1997
          Total capital (to risk-weighted
              assets)
          National Penn Bancshares,
                 Inc.                            162,787    14.91          87,360    8.00              --     --
              National Penn Bank                 111,450    10.32          86,399    8.00         107,999  10.00

    Tier I capital (to risk-weighted
              assets)
          National Penn Bancshares,
                 Inc.                            147,297    13.49          43,679    4.00              --     --
              National Penn Bank                  97,807     9.06          43,200    4.00          64,799   6.00

    Tier I capital (to average assets)
          National Penn Bancshares,
                 Inc.                            147,297     9.84          59,876    4.00              --     --
              National Penn Bank                  97,807     6.60          59,263    4.00          74,079   5.00

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1998 and 1997


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

    (Dollars in thousands, except per share data)

                                                               Three months ended
       1998                                       Dec. 31     Sept. 30      June 30     March 31
---------------------------------------------------------------------------------------------------
Interest income                                  $ 34,364     $ 33,657     $ 32,580     $31,309
                                                 ========     ========     ========     =======
Net interest income                              $ 16,624     $ 16,305     $ 15,938     $16,041
                                                 ========     ========     ========     =======
Provision for loan and lease losses              $  1,500     $  1,200     $  1,200     $ 1,200
                                                 ========     ========     ========     =======
Net gains (losses) on sale of securities and
   mortgages                                     $    931     $   (114)    $      1     $   443
                                                 ========     ========     ========     =======
Income before income taxes                       $  5,941     $  6,709     $  6,115     $ 6,757
                                                 ========     ========     ========     =======
Net income                                       $  5,365     $  5,290     $  4,840     $ 4,988
                                                 ========     ========     ========     =======
Earnings per share of common stock - basic       $   0.41     $   0.40     $   0.37     $  0.37
                                                 ========     ========     ========     =======
Earnings per share of common stock - diluted     $   0.40     $   0.39     $   0.36     $  0.37
                                                 ========     ========     ========     =======

                                                               Three months ended
       1997                                       Dec. 31     Sept. 30      June 30     March 31
---------------------------------------------------------------------------------------------------
Interest income                                  $ 31,485     $ 30,511     $ 28,863     $28,168
                                                 ========     ========     ========     =======
Net interest income                              $ 16,433     $ 16,263     $ 16,012     $15,699
                                                 ========     ========     ========     =======
Provision for loan and lease losses              $    975     $  1,200     $  1,200     $ 1,200
                                                 ========     ========     ========     =======
Net gains (losses) on sale of securities and
   mortgages                                     $   (129)    $    620     $    (74)    $   916
                                                 ========     ========     ========     =======
Income before income taxes                       $  6,109     $  6,710     $  6,372     $ 6,576
                                                 ========     ========     ========     =======
Net income                                       $  4,978     $  4,719     $  4,385     $ 4,534
                                                 ========     ========     ========     =======
Earnings per share of common stock - basic       $   0.37     $   0.36     $   0.33     $  0.34
                                                 ========     ========     ========     =======
Earnings per share of common stock - diluted     $   0.36     $   0.35     $   0.32     $  0.34
                                                 ========     ========     ========     =======

                      (This space intentionally left blank)

               Report of Independent Certified Public Accountants


Board of Directors
National Penn Bancshares, Inc.


         We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 15, 1999

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

         Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information relating to executive officers of the Company is included under Item 4A in Part I hereof. The information required by this item relating to directors of the Company and compliance with
         Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3, 4 and 15 of the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement").

         Item 11.  EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated herein by reference to pages 6 through 14 of the Proxy Statement.

         Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

                 The information required by this item is incorporated herein by reference to pages 3, 4, 5 and 15 of the Proxy Statement.

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

                         3.    Exhibits.

                    2 Amended Agreement and Plan of Merger dated as of July 21, 1998, between National Penn Bancshares, Inc., National Penn Bank, and Elverson National Bank. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-65841 on Form S-4 as filed on October 16, 1998.)

                    3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to
                           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.)

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

                   10.2 National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

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

                   10.8 National Penn Bancshares, Inc. Capital Accumulation Plan Amendment 1998 - 1.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

                   10.15 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.*

                   10.16 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to
                           Exhibit 4.1 to the Company's Registration Statement No. 333-71391 on Form S-8 as filed on January 29, 1999.)

                   10.17 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.18 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.19 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.20 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.21 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.22 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.23 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

                   10.24 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.25 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

                   10.26 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.27 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

                   10.28 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.29 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.*

                   10.30 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.*

                   10.31 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

                   10.32 Executive Agreement dated as of January 4, 1999, among National Penn Bancshares, Inc., National Penn Bank, and Glenn E. Moyer.*

                   10.33 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.34 Stock Purchase Warrant dated July 3, 1989, issued to National Penn Investment Company by Pennsylvania State Bank. (Incorporated by reference to Exhibit
                           10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                   10.35 Rights Agreement dated August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1994.)

                      21   Subsidiaries of the Registrant.

                      23   Consent of Independent Certified Public Accountants.

                      27   Financial Data Schedule.

                      99   Forward-Looking Statements.

           *  Denotes a compensatory plan or arrangement.

                 (b)  Reports on Form 8-K.


                          The Registrant filed one Report on Form 8-K during fourth quarter 1998. This report was dated November 13, 1998, and reported under Item 5, Other Events, the definitive exchange ratio for the exchange of stock whereby the Registrant would acquire Elverson National Bank by its merger into National Penn Bank. No financial statements of the Registrant were included in this report. The report included summary unaudited financial information for Elverson National Bank as of September 30, 1998.

         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NATIONAL PENN BANCSHARES, INC.
                                           (Registrant)



March 24, 1999                     By      /s/ Lawrence T. Jilk, Jr.
                                           -----------------------------------
                                           Lawrence T. Jilk, Jr.
                                           President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signatures                         Title

 /s/ John H. Body                           Director                                    March 24, 1999
------------------------------------
John H. Body


/s/ J. Ralph Borneman, Jr.                  Director                                    March 24, 1999
------------------------------------
J. Ralph Borneman, Jr.


 /s/ Frederick H. Gaige                     Director                                    March 24, 1999
------------------------------------
Frederick H. Gaige


 /s/ John J. Jacobs                         Director                                    March 24, 1999
------------------------------------
John J. Jacobs


 /s/ Lawrence T. Jilk, Jr.                  Director, Chairman and Chief                March 24, 1999
------------------------------------        Executive Officer (Principal
Lawrence T. Jilk, Jr.                       Executive Officer)


 /s/ Patricia L. Langiotti                  Director                                    March 24, 1999
------------------------------------
Patricia L. Langiotti


 /s/ Kenneth A. Longacre                    Director                                    March 24, 1999
------------------------------------
Kenneth A. Longacre




/s/ Robert E. Rigg                          Director                                    March 24, 1999
------------------------------------
Robert E. Rigg


 /s/ C. Robert Roth                         Director                                    March 24, 1999
------------------------------------
C. Robert Roth


 /s/ Harold C. Wegman, D.D.S.               Director                                    March 24, 1999
------------------------------------
Harold C. Wegman, D.D.S.


 /s/ Wayne R. Weidner                       Director and                                March 24, 1999
------------------------------------        President
Wayne R. Weidner


 /s/ Gary L. Rhoads                         Treasurer (Principal Financial              March 24, 1999
------------------------------------        and Accounting Officer)
Gary L. Rhoads
