Form 10-Q
period 1999-03-31
NATIONAL PENN BANCSHARES INC
filed 1999-05-14
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999
                                --------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________


Commission file number: 000-10957

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

                Class                     Outstanding at May 7, 1999

    Common Stock (no stated par value) (No.)  16,996,657 Shares


                               Page 1 of 18 pages

TABLE OF CONTENTS

Part I - Financial Information.                                                 Page
         Item 1.          Financial Statements.................................. 3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation ......... 8

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk...........................................15

Part II - Other Information.

         Item 1.          Legal Proceedings ....................................16

         Item 2.          Changes in Securities.................................16

         Item 3.          Defaults Upon Senior Securities.......................16

         Item 4.          Submission of Matters to a Vote of
                          Security Holders......................................16

         Item 5.          Other Information ....................................16

         Item 6.          Exhibits and Reports on Form 8-K......................16

Signature.......................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                        March 31           Dec. 31
 (Dollars in thousands, except per share data)                                1999               1998
                                                                          (Unaudited)           (Note)
                                                                          -------------      -------------
ASSETS
Cash and due from banks                                                        $41,062            $55,024
Interest bearing deposits in banks                                               1,425             10,777
Federal funds sold                                                              25,500                  -
                                                                          -------------      -------------
    Total cash and cash equivalents                                             67,987             65,801
Trading account securities                                                       6,558             21,589
Investment securities available for sale                                       516,911            523,041
Loans, less allowance for loan losses of $31,400 and
  $30,835 in 1999 and 1998 respectively                                      1,409,936          1,404,972
Other assets                                                                   106,359            105,845
                                                                          -------------      -------------
    Total Assets                                                             2,107,751          2,121,248
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                 $225,925           $222,816
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1999 - $140,760; 1998- $145,047)                                           1,274,926          1,250,486
                                                                          -------------      -------------
    Total deposits                                                           1,500,851          1,473,302
Securities sold under repurchase agreements
  and federal funds purchased                                                  131,278            159,586
Short-term borrowings                                                            5,287             19,132
Long-term obligations                                                          247,991            248,627
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                             40,250             40,250
Accrued interest and other liabilities                                          22,063             21,577
                                                                          -------------      -------------
    Total Liabilities                                                        1,947,720          1,962,474
Commitments and contingent liabilities                                               -                  -
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                                         -                  -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    1999 - 16,994,605; 1998 - 16,989,622                                       114,565            114,294
  Retained earnings                                                             36,832             34,927
  Accumulated other comprehensive income                                         8,634              9,553
                                                                          -------------      -------------
    Total Shareholders' Equity                                                 160,031            158,774
                                                                          -------------      -------------
    Total Liabilities and Shareholders' Equity                              $2,107,751         $2,121,248
                                                                          =============      =============

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1998 has been derived from the audited financial statements of the Company plus additions necessary to reflect the Company's acquisition of Elverson National Bank which was accounted for under the pooling of interests method of accounting.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                 Three Months Ended
(Dollars in thousands, except per share data)                                         March 31
                                                                          --------------------------------
                                                                              1999               1998
                                                                          -------------      -------------
INTEREST INCOME
Loans, including fees                                                          $31,225            $30,571
Deposits in banks                                                                   43                 76
Federal funds sold                                                                  46                 87
Trading account securities                                                         196                  -
Investment securities                                                            7,441              5,916
                                                                          -------------      -------------
    Total interest income                                                       38,951             36,650
                                                                          -------------      -------------
INTEREST EXPENSE
Deposits                                                                        13,304             13,119
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                                    6,086              4,444
                                                                          -------------      -------------
    Total interest expense                                                      19,390             17,563
                                                                          -------------      -------------
    Net interest income                                                         19,561             19,087
Provision for loan losses                                                        1,415              1,400
                                                                          -------------      -------------
    Net interest income after provision
      for loan losses                                                           18,146             17,687
                                                                          -------------      -------------
OTHER INCOME
Trust income                                                                       886                760
Service charges on deposit accounts                                              1,364              1,215
Net gains on sale of investment securities                                           2                611
Net gains (losses) on sale of residential mortgages                               (207)               (36)
Trading revenue                                                                    (48)                 -
Other                                                                            2,514              1,593
                                                                          -------------      -------------
    Total other income                                                           4,511              4,143
                                                                          -------------      -------------
OTHER EXPENSES
Salaries, wages and employee benefits                                            9,286              8,049
Net premises and equipment                                                       2,324              2,270
Other operating                                                                  3,722              3,734
                                                                          -------------      -------------
    Total other expenses                                                        15,332             14,053
                                                                          -------------      -------------
    Income before income taxes                                                   7,325              7,777
Applicable income tax expense                                                    1,309              2,033
                                                                          -------------      -------------
    Net income                                                                  $6,016             $5,744
                                                                          =============      =============


PER SHARE OF COMMON STOCK
Net income per share - basic                                                     $0.35              $0.34
Net income per share - diluted                                                    0.35               0.33
Dividends paid in cash                                                            0.19               0.14

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


THREE MONTHS ENDED MARCH 31, 1999
  (Dollars in thousands)
                                                                     Accumulated
                                                          Additional    other
                                      Common Stock        Paid-in    conprehensive  Retained  Treasury   Comprehensive
                                    Shares     Par Value  Capital       income      earnings    stock       income
                                  -------------------------------------------------------------------------------------
Balance at December 31, 1998      16,989,622    114,294          -          9,553    34,927           -
  Net income                               -          -          -              -     6,016           -          6,016
  Cash dividends declared                  -          -          -              -    (4,111)          -
  Shares issued under stock-based
       plans                           4,983        271          -              -         -           -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                            -          -          -           (919)        -           -           (919)
                                  -------------------------------------------------------------------------------------
Total comprehensive income                 -          -          -              -         -           -        $ 5,097
                                  -------------------------------------------------------------------------------------
Balance at March 31, 1999         16,994,605   $ 114,565       $ -        $ 8,634   $36,832         $ -


                                                                               March 31, 1999
                                                                     -----------------------------------
                                                                        Before        Tax       Net of
                                                                          tax        (expense)   tax
                                                                        amount       benefit    amount
                                                                     -----------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                           (1,416)      496        (920)
  Less: reclassification adjustment for gains realized in net income            2        (1)          1
                                                                     -----------------------------------
Other comprehensive income, net                                            (1,414)      495        (919)
                                                                     ===================================


THREE MONTHS ENDED MARCH 31, 1998
  (Dollars in thousands)
                                                                      Accumulated
                                                           Additional    other
                                       Common Stock        Paid-in    conprehensive  Retained  Treasury    Comprehensive
                                     Shares    Par Value   Capital       income      earnings    stock        income
                                   --------------------------------------------------------------------------------------

Balance at December 31, 1997       17,080,328     25,620     96,657          7,648     22,431     (3,428)
  Net income                                -          -          -              -      5,744          -           5,744
  Cash dividends declared                   -          -          -              -     (2,456)         -
  Shares issued under stock-based
       plans                                -          -          -              -          -          -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -          -         (1,266)         -          -          (1,266)
                                   --------------------------------------------------------------------------------------
Total comprehensive income                  -          -          -              -          -          -         $ 4,478
                                   --------------------------------------------------------------------------------------
   Par value adjustments related to
      pooling transaction                   -       (155)       329              -          -          -
   Effect of treasury stock
      transactions                   (103,520)         -       (941)             -          -      -2843
                                   --------------------------------------------------------------------------------------
Balance at March 31, 1998          16,976,808   $ 25,465   $ 96,045        $ 6,382    $25,719   $ (6,271)


                                                                                March 31, 1998
                                                                      -----------------------------------
                                                                         Before         Tax      Net of
                                                                           tax        (expense)   tax
                                                                         amount       benefit    amount
                                                                      -----------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                            (2,553)       893     (1,660)
  Less: reclassification adjustment for gains realized in net income           606       (212)       394
                                                                      -----------------------------------
Other comprehensive income, net                                             (1,947)       681     (1,266)
                                                                      ===================================


        The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
(Dollars in thousands)
                                                                                       1999              1998
                                                                                  ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $6,016            $5,744
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                              1,415             1,400
    Depreciation and amortization                                                            462               899
    Net gains (losses) on sale of securities and mortgages                                  (205)              443
    Trading-related assets                                                                15,031                 -
    Mortgage loans originated for resale                                                 (59,494)          (16,854)
    Sale of mortgage loans originated for resale                                          59,494            16,854
    Other                                                                                    612           (11,897)
                                                                                  ---------------   ---------------

      Net cash provided by (used in) operating activities                                 23,331            (3,411)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                        1,058            16,594
  Proceeds from maturities of investment securities - available for sale                   6,942             5,807
  Purchase of investment securities - available for sale                                  (3,272)          (68,567)
  Proceeds from sales of loans                                                                 -                 -
  Net increase in loans                                                                   (6,379)           (7,675)
  Purchases of premises & equipment                                                         (414)             (628)
                                                                                  ---------------   ---------------

      Net cash provided by (used in) investing activities                                 (2,065)          (54,469)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                              27,549            25,457
    Repurchase agreements, fed funds & short-term borrowings                             (42,153)           (6,716)
    Long-term borrowings                                                                    (636)           54,625
  (Increase) decrease in treasury stock                                                        -            (2,843)
  Issuance of common stock under dividend reinvestment plan                                  271              (767)
  Cash dividends                                                                          (4,111)           (2,456)
                                                                                  ---------------   ---------------

      Net cash provided by (used in) financing activities                                (19,080)           67,300

Net increase (decrease) in cash and cash equivalents                                       2,186             9,420

Cash and cash equivalents at January 1                                                    65,801            63,408
                                                                                  ---------------   ---------------

Cash and cash equivalents at March 31                                                    $67,987           $72,828
                                                                                  ===============   ===============

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The financial statements include the balances of Elverson National Bank which was acquired on January 4, 1999 in a transaction accounted for under the pooling of interest method of accounting (see Note 3). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The Company's banking subsidiary, National Penn Bank, completed the acquisition of Elverson National Bank on January 4, 1999 in a transaction accounted for as a pooling of interests, which accordingly required restatement of the financial statements. Under the terms of the merger, each share of Elverson was converted into 1.46875 shares of the Company's common stock, resulting in an issuance of 3,821,564 shares of the Company's common stock. In addition, outstanding stock options to purchase Elverson common stock were converted into stock options to purchase 58,141 shares of the Company's common stock, with an exercise price of $12.98 to $15.74 per share. All financial information presented for current and prior periods includes the results of Elverson National Bank.

4. Per share data are based on the weighted average number of shares outstanding of 16,978,668 and 16,992,513 for 1999 and 1998, respectively, and on the weighted average number of diluted shares outstanding of 17,276,073 and 17,345,002 for 1999 and 1998, respectively, and are computed after giving retroactive effect to a 5-for-4 stock split paid July 31, 1998.

5. On March 4, 1999, the Company's Board of Directors declared a cash dividend of $.20 per share payable on May 17, 1999, to shareholders of record on April 30, 1999.

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $10,338,000 at March 31, 1999, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,309,000 at March 31, 1999. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets decreased to $2.108 billion, a decrease of $13,000 or .6% over the $2.121 billion at December 31, 1998. This decrease is reflected primarily in the investment category, including trading account securities, which was partially offset by increases in loans and cash and cash equivalent categories.

         Total cash and cash equivalents increased $2.2 million or 3.3% at March 31, 1999 when compared to December 31, 1998. The increase in federal funds sold of $25.5 million was partially offset by decreases in interest bearing deposits of $9.4 million and cash and due from banks of $14.0 million.

         Loans increased to $1.410 billion at March 31, 1999. The increase of $5.0 million or .4% compared to December 31, 1998 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first three months of 1999 amounted to $59.5 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .2% through the first quarter of 1999 versus
 .3% for the year 1998, and the ratio of non-performing assets to total loans of .93% at March 31, 1999 and 1.0% at December 31 1998. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $13.4 million at March 31, 1999 compared to $14.3 million at December 31, 1998. Of these amounts, non-accrual loans represented $10.3 million and $11.6 million at March 31, 1999 and December 31, 1998, respectively. Loans 90 days past due and still accruing interest were $2.5 million and $1.8 million at March 31, 1999 and December 31, 1998, respectively. Other real estate owned was $631,000 and $922,000 at March 31, 1999 and December 31, 1998, respectively. The Company had no restructured loans at March 31, 1999 or December 31, 1998. The allowance for loan losses to non-performing assets was 233.1% and 215.0% at March 31, 1999 and December 31, 1998, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1998 and March 31, 1999. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, decreased $6.1 million or 1.2% to $516.9 million at March 31, 1999 when compared to December 31, 1998. The decrease is due to investment calls and maturities and the amortization of mortgage-backed securities.

         Trading account securities decreased $15.0 million to $6.6 million at March 31, 1999 due to the sale of these securities. The Company has assessed its involvement in trading account activities and decided these activities do not meet with its strategic goals.

         As the primary source of funds, aggregate deposits of $1.501 billion at March 31, 1999 increased $27.5 million or 1.9% compared to December 31, 1998. The increase in deposits during the first three months of 1999 was primarily in interest bearing deposits which increased $24.4 million while non-interest bearing deposits increased $3.1 million. Certificates of deposit in excess of $100,000 decreased $4.3 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In aggregate, these funds totaled $424.8 million at March 31, 1999, and $467.6 million at December 31, 1998. The decrease of $42.8 million is primarily due to the decrease in short-term borrowings and securities sold under repurchase agreements and federal funds purchased, of $42.2 million due to the repayment of short-term advances, and a decrease in long-term obligations of .6 million.

         Shareholders' equity increased $1.3 million through March 31, 1999. This increase was due to an increase in earnings retained which was partially offset by a decrease in the valuation adjustment for securities available for sale. Cash dividends paid during the first three months of 1999 increased $856,000 or 36.1% compared to the cash dividends paid during the first three months of 1998. Earnings retained during the first three months of 1999 were 46.3% compared to 58.7% during the first three months of 1998.

                              RESULTS OF OPERATIONS

         For the first three months, net income reached $6.0 million, or 4.7% more than the $5.7 million reported for the first three months of 1998. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $474,000 or 2.5% to $19.6 million during the first quarter of 1999 from $19.1 million in 1997. The increase in interest income is a result of increased investment income of $1.5 million and increased loan income of $.7 million due to growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. On November 18, 1998, the prime rate changed to 7.75%. Interest expense during the first three months of 1999 increased $1.8 million or 10.4% compared to the prior year's first three months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $15,000 for the three month period ended March 31, 1999 compared to the same period in 1998. The allowance for loan and lease losses of $31.4 million at March 31, 1999 and $30.8 million at December 31, 1998 as a percentage of total loans was 2.2% and 2.1%, respectively. The Company's net charge-offs of $850,000 and $179,000 during the first three months of 1999 and 1998, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $368,000 or 8.9% during the first quarter of 1999, as a result of increased other income of $921,000, increased service charges on deposit accounts of $149,000, increased trust and investment management income of $126,000. This was partially offset by a decrease in net gains on the sale of securities and mortgages totaling $780,000 and decreased trading revenue of $48,000. Other expenses increased $1.3 million or 9.1% during the quarter ended March 31, 1999. Of this year-to-date increase, salaries, wages and benefits increased $1.2 million or 15.4%, and net premises and equipment increased $54,000 or 2.4%. Other operating expenses decreased $12,000 or .3%.

         Income before income taxes decreased $452,000 or 5.8% in the first quarter of 1999 compared to the same time period in 1998. Income taxes decreased $724,000 for the quarter ended March 31, 1999 due to higher levels of tax free income from municipal securities and bank-owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $14.6 million from year end 1998. Long-term borrowings decreased $636,000 during the first three months of 1999.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 1999:

                                                         Repricing Periods  (1)
                                                      Three Months     One Year
                                       Within Three   Through One    Through Five      Over
                                          Months         Year            Years      Five Years
                                                            (In Thousands)
Assets
      Interest-bearing deposits
         at banks                      $   1,425      $      --      $      --      $      --
      Investment securities               49,642         50,079        188,507        228,683
      Trading account securities           6,558             --             --             --
      Loans and leases                   393,868        220,028        508,418        287,622
      Other assets                        25,500             --             --        147,421
                                       ---------      ---------      ---------      ---------
                                         476,993        270,107        696,925        663,726
                                       ---------      ---------      ---------      ---------
Liabilities and equity
      Noninterest-bearing deposits       225,925             --             --             --
      Interest-bearing deposits          396,014        274,323        234,661        369,928
      Borrowed funds                     119,849         30,000        192,500         42,207
      Preferred securities                    --             --             --         40,250
      Other liabilities                       --             --             --         22,063
      Hedging instruments                100,000        (20,000)       (80,000)            --
      Shareholders' equity                    --             --             --        160,031
                                       ---------      ---------      ---------      ---------
                                         841,788        284,323        347,161        634,479
                                       ---------      ---------      ---------      ---------
Interest sensitivity gap                (364,795)       (14,216)       349,764         29,247
                                       ---------      ---------      ---------      ---------

Cumulative interest rate
        sensitivity gap                ($364,795)     ($379,011)     $ (29,247)     $      --
                                       =========      =========      =========      =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 1999. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 31.8% of these deposits are considered repriceable within three months and 68.2% are considered repriceable in the over five years category.

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

         The Company anticipates interest rates will move within a narrow range for the remainder of 1999, with no clear indication of sustainable rising or falling rates. Given this assumption, the Company's asset/liability strategy for 1999 is to maintain a negative gap (interest-bearing liabilities subject to repricing exceed interest-earning assets subject to repricing) for periods up to a year. The impact of a sustained interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                     March 31,         Dec. 31,
                                                       1999              1998
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.15%            1.17%
Return on average equity (annualized)                  15.80            15.00
Earnings retained                                      46.30            55.70
Internal capital growth (annualized)                    7.02             8.04

CAPITAL LEVELS

                                       Tier 1 Capital to   Tier 1 Capital to Risk-  Tier 1 Capital to Risk-
                                    Average Assets Ratio    Weighted Assets Ratio   Weighted Assets Ratio
                                     Mar. 31,    Dec. 31,    Mar. 31,     Dec. 31,    Mar. 31,    Dec. 31,
                                       1999        1998        1999         1998        1999        1998
The Company                            8.93%       8.77%       12.16%      12.21%      13.61%       13.51%
National Penn Bank                     6.83%       6.80%        9.35%       9.52%       6.83%        6.80%
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 1999, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

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

         Contingency plans were written in the first quarter of 1999 for all mission critical and high priority non-mission critical systems. These plans are currently being reviewed and edited. An overview of the contingency planning process was written in August 1998. Upon completion of the Business Resumption Contingency Plans, they will be tested as prescribed in the contingency planning overview.

         Although the Company believes that the program outlined above should be adequate to address the Year 2000 issue, there can be no assurance to that effect.

         This report contains forward-looking statements concerning earnings, asset quality, Year 2000 compliance and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in Exhibit 99 to the Company's Report on Form 10-K for 1998, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 annual report on Form 10-K filed with the SEC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         During first quarter 1999, the Registrant, together with four of its subsidiaries, National Penn Bank, Investors Trust Company, Penn Securities, Inc. and Link Financial Services, Inc., entered into a strategic alliance with Creative Financial Group, an independent insurance agency ("CFG"), New England Life Insurance Company, an independent life insurance company, and New England Securities Corporation, an independent broker-dealer. The purpose of the strategic alliance is for CFG and its related companies to offer and sell additional insurance and non-deposit investment products to customers of the Registrant's subsidiaries, and for the Registrant's subsidiaries to offer and sell certain banking and trust products to customers of CFG.

         During first quarter 1999, the Registrant's banking subsidiary, National Penn Bank, relocated its Private Banking division to 1100 Berkshire Boulevard, Suite 210, Wyomissing, Pennsylvania, opened an automated teller machine ("ATM") in Northampton, Northampton County, Pennsylvania, and closed an ATM in Gap, Lancaster County, Pennsylvania.

         On March 24, 1999, the Registrant's Board of Directors declared a cash dividend of $.20 per share to be paid on May 17, 1999 to shareholders of record on April 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  Exhibit 10.1 -    Executive Incentive Plan/Amended Schedules.

                  Exhibit 27.1 -    Financial Data Schedule.

                  Exhibit 27.2 -    Restated Financial Data Schedule for year ended December 31, 1998.

                  Exhibit 27.3 -    Restated Financial Data Schedule for year ended December 31, 1997.

                  Exhibit 27.4 -    Restated Financial Data Schedule for year ended December 31, 1996.

                  Exhibit 27.5 -    Restated Financial Data Schedule for period ended March 31, 1998.

                  Exhibit 27.6 -    Restated Financial Data Schedule for period ended June 30, 1998.



                  Exhibit 27.7 -    Restated Financial Data Schedule for period ended June 30, 1997.

                  Exhibit 27.8 -    Restated Financial Data Schedule for period ended September 30, 1998.

                  Exhibit 27.9 -    Restated Financial Data Schedule for period ended September 30, 1997.

         (b) Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 1999.

                  1. Report on Form 8-K dated January 4, 1999, reporting, under
Item 2, the closing of the Registrant's acquisition of Elverson National Bank ("Elverson").

                  2. Report on Form 8-K dated February 28, 1999, reporting, under Items 5 and 7, the combined consolidated financial results of the Registrant and Elverson from January 1, 1999 through February 28, 1999.

                  3. Report on Form 8-K/A No. 1 dated March 11, 1999, reporting, under Items 2 and 7, the historical financial statements of Elverson and pro forma financial information giving effect to the Registrant's acquisition of Elverson.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                     (Registrant)

Dated:   May 14, 1999                       By /s/  Wayne R. Weidner
                                              ---------------------------
                                              Wayne R. Weidner, President

Dated:   May 14, 1999                       By /s/  Gary L. Rhoads
                                              ---------------------------
                                              Gary L. Rhoads, Principal
                                              Financial Officer