Form 10-Q
period 1999-06-30
NATIONAL PENN BANCSHARES INC
filed 1999-08-03
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 1999
                                ---------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________


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

          Class                              Outstanding at July 30, 1999

   Common Stock (no stated par value)          (No.)  16,994,298 Shares

TABLE OF CONTENTS

Part I - Financial Information.                                            Page

         Item 1.          Financial Statements................................3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation........8

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk........................................15

Part II - Other Information.

         Item 1.          Legal Proceedings..................................16

         Item 2.          Changes in Securities..............................16

         Item 3.          Defaults Upon Senior Securities....................16

         Item 4.          Submission of Matters to a Vote of
                          Security Holders...................................16

         Item 5.          Other Information..................................16

         Item 6.          Exhibits and Reports on Form 8-K...................17

Signature....................................................................18

                                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                      June 30             Dec. 31
 (Dollars in thousands, except per share data)                                             1999                1998
                                                                                        (Unaudited)           (Note)
                                                                                       --------------    --------------
ASSETS
Cash and due from banks                                                                      $66,270           $55,024
Interest bearing deposits in banks                                                             6,179            10,777
Federal funds sold                                                                                 -                 -
                                                                                       --------------    --------------
    Total cash and cash equivalents                                                           72,449            65,801
Trading account securities                                                                         -            21,589
Investment securities available for sale                                                     515,642           523,041
Loans, less allowance for loan losses of $31,262 and
   $30,835 in 1999 and 1998 respectively                                                   1,467,934         1,404,972
Other assets                                                                                 110,072           105,845
                                                                                       --------------    --------------
    Total Assets                                                                           2,166,097         2,121,248
                                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                               $243,933          $222,816
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  1999 - $145,348; 1998 - $145,047)                                                        1,301,939         1,250,486
                                                                                       --------------    --------------
    Total Deposits                                                                         1,545,872         1,473,302
Securities sold under repurchase agreements
  and federal funds purchased                                                                146,501           159,586
Short-term borrowings                                                                          9,985            19,132
Long-term obligations                                                                        248,086           248,627
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                                         40,250            40,250
Accrued interest and other liabilities                                                        20,300            21,577
                                                                                       --------------    --------------
    Total Liabilities                                                                      2,010,994         1,962,474
Commitments and contingent liabilities                                                             -                 -
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                                       -                 -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    1999 - 16,994,073; 1998 - 16,989,622                                                     115,006           114,294
  Retained earnings                                                                           39,916            34,927
  Accumulated other comprehensive income                                                         181             9,553
                                                                                       --------------    --------------
    Total Shareholders' Equity                                                               155,103           158,774
                                                                                       --------------    --------------
    Total Liabilities and Shareholders' Equity                                            $2,166,097        $2,121,248
                                                                                       ==============    ==============


The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1998 has been derived from the audited financial statements of the Company plus additions necessary to reflect the Company's acquisition of Elverson National Bank which was accounted for under the pooling of interest method of accounting.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                    Three Months Ended        Six Months Ended
(Dollars in thousands, except per share data)           June 30                    June 30
                                                  ------------------------------------------------
                                                    1999         1998         1999           1998
                                                  --------     --------     --------      --------
INTEREST INCOME
Loans including fees                              $ 32,284     $ 31,083     $ 63,509      $ 61,654
Deposits in banks                                       64          158          107           234
Federal funds sold                                     114           77          160           164
Trading account securities                              --          203          196           203
Investment securities                                7,647        6,661       15,088        12,577
                                                  --------     --------     --------      --------
    Total interest income                           40,109       38,182       79,060        74,832
                                                  --------     --------     --------      --------
INTEREST EXPENSE
Deposits                                            13,929       13,329       27,233        26,448
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements        6,010        5,714       12,096        10,158
                                                  --------     --------     --------      --------
    Total interest expense                          19,939       19,043       39,329        36,606
                                                  --------     --------     --------      --------
    Net interest income                             20,170       19,139       39,731        38,226
Provision for loan losses                            1,415        1,330        2,830         2,730
                                                  --------     --------     --------      --------
    Net interest income after provision
      for loan losses                               18,755       17,809       36,901        35,496
                                                  --------     --------     --------      --------
OTHER INCOME
Trust income                                         1,007          832        1,893         1,592
Service charges on deposit accounts                  1,326        1,267        2,690         2,482
Net gains on sale of investment securities             211          153          213           764
Mortgage banking income                                364          188          430           327
Trading revenue                                         --          185          (48)          185
Other                                                2,781        1,694        5,022         3,112
                                                  --------     --------     --------      --------
    Total other income                               5,689        4,319       10,200         8,462
                                                  --------     --------     --------      --------
OTHER EXPENSES
Salaries, wages and employee benefits                9,265        8,056       18,551        16,105
Net premises and equipment                           2,370        2,239        4,694         4,509
Other operating                                      4,803        4,586        8,525         8,320
                                                  --------     --------     --------      --------
    Total other expenses                            16,438       14,881       31,770        28,934
                                                  --------     --------     --------      --------
    Income before income taxes                       8,006        7,247       15,331        15,024
Applicable income tax expense                        1,506        1,558        2,815         3,591
                                                  --------     --------     --------      --------
    Net income                                    $  6,500     $  5,689     $ 12,516      $ 11,433
                                                  ========     ========     ========      ========


PER SHARE OF COMMON STOCK
Net income per share - basic                      $   0.39     $   0.33     $   0.74      $   0.67
Net income per share - diluted                        0.38         0.33         0.73          0.66
Dividends paid in cash                                0.20         0.14         0.39          0.28

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 1999
  (Dollars in thousands)
                                                                      Accumulated
                                                           Additional    other
                                       Common Stock        Paid-in    conprehensive  Retained   Treasury   Comprehensive
                                     Shares    Par Value   Capital       income      earnings    stock        income
                                   --------------------------------------------------------------------------------------
Balance at December 31, 1998       16,989,622    114,294          -          9,553     34,927          -
  Net income                                -          -          -              -     12,516          -          12,516
  Cash dividends declared                   -          -          -              -     (7,527)         -
  Shares issued under stock-based
       plans                            4,451        712          -              -          -          -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -          -         (9,372)         -          -          (9,372)
                                   --------------------------------------------------------------------------------------
Total comprehensive income                  -          -          -              -          -          -         $ 3,144
                                   --------------------------------------------------------------------------------------
Balance at June 30, 1999           16,994,073  $ 115,006        $ -          $ 181    $39,916        $ -


                                                                                June 30, 1999
                                                                      -----------------------------------
                                                                         Before         Tax      Net of
                                                                           tax        (expense)    tax
                                                                         amount       benefit    amount
                                                                      -----------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                           (14,631)     5,121     (9,510)
  Less: reclassification adjustment for gains realized in net income           213        (75)       138
                                                                      -----------------------------------
Other comprehensive income, net                                            (14,418)     5,046     (9,372)
                                                                      ===================================



SIX MONTHS ENDED JUNE 30, 1998
  (Dollars in thousands)
                                                                      Accumulated
                                                           Additional    other
                                       Common Stock        Paid-in    conprehensive  Retained   Treasury   Comprehensive
                                     Shares    Par Value   Capital       income      earnings    stock        income
                                   --------------------------------------------------------------------------------------

Balance at December 31, 1997       17,080,328     25,620     96,657          7,648     22,431     (3,428)
  Net income                                -          -          -              -     11,433          -          11,433
  Cash dividends declared                   -          -          -              -     (5,119)         -
  Shares issued under stock-based
       plans                                -          -          -              -          -          -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -          -            437          -          -             437
                                   --------------------------------------------------------------------------------------
Total comprehensive income                  -          -          -              -          -          -        $ 11,870
                                   --------------------------------------------------------------------------------------
Conversion to no par value stock            -     95,436    (95,436)             -          -          -
   Par value adjustments related to
      pooling transaction                   -        (10)       329              -          -          -
  Effect of treasury stock
      transactions                    (80,553)         -     (1,550)             -          -     (3,534)
                                   --------------------------------------------------------------------------------------
Balance at June 30, 1998           16,999,775  $ 121,046        $ -        $ 8,085    $28,745   $ (6,962)


                                                                                June 30, 1998
                                                                      -----------------------------------
                                                                         Before         Tax      Net of
                                                                           tax        (expense)    tax
                                                                         amount       benefit    amount
                                                                      -----------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                               (92)        32        (60)
  Less: reclassification adjustment for gains realized in net income           764       (267)       497
                                                                      ===================================
Other comprehensive income, net                                                672       (235)       437
                                                                      ===================================


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
(Dollars in thousands)
                                                                                1999           1998
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  12,516      $  11,433
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                    2,830          2,730
    Depreciation and amortization                                                2,177          2,007
    Net gains (losses) on sale of securities and mortgages                          (1)           615
    Trading-related assets                                                      21,589        (20,388)
    Mortgage loans originated for resale                                       (47,336)       (31,864)
    Sale of mortgage loans originated for resale                                47,336         31,864
    Other                                                                         (355)       (16,321)
                                                                             ---------      ---------

      Net cash provided by (used in) operating activities                       38,756        (19,924)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale             15,303         49,498
  Proceeds from maturities of investment securities - available for sale        34,316          2,951
  Purchase of investment securities - available for sale                       (56,627)      (157,227)
  Proceeds from sales of loans                                                      --             --
  Net increase in loans                                                        (65,792)       (41,342)
  Purchases of premises & equipment                                             (2,295)        (1,340)
                                                                             ---------      ---------

      Net cash provided by (used in) investing activities                      (75,095)      (147,460)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                    72,570         39,816
    Repurchase agreements, fed funds & short-term borrowings                   (22,232)        57,095
    Long-term borrowings                                                          (541)        94,625
    Proceeds from issuance of preferred securities                                  --             --
    (Increase) decrease in treasury stock                                           --         (3,534)
    Issuance of common stock under dividend reinvestment plan                      712         (1,231)
    Cash dividends                                                              (7,522)        (5,118)
                                                                             ---------      ---------

      Net cash provided by (used in) financing activities                       42,987        181,653

Net increase (decrease) in cash and cash equivalents                             6,648         14,269

Cash and cash equivalents at January 1                                          65,801         63,408
                                                                             ---------      ---------

Cash and cash equivalents at June 30                                         $  72,449      $  77,677
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

2. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4. Per share data are based on the weighted average number of shares outstanding of 16,983,691 and 17,006,150 for 1999 and 1998, respectively, and on the weighted average number of diluted shares outstanding of 17,259,940 and 17,364,265 for 1999 and 1998, respectively, and are computed after giving retroactive effect to a 5-for-4 stock split paid July 31, 1998.

5. On June 23, 1999, the Company's Board of Directors declared a cash dividend of $.20 per share payable on August 17, 1999, to shareholders of record on July 31, 1999.

6. On July 28, 1999, the Company's Board of Directors authorized the repurchase, from time to time, of up to 850,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. As of June 30, 1999, the company had 16,994,073 shares of common stock outstanding. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans.

7. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $11,727,000 at June 30, 1999, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,736,000 at June 30, 1999. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $2.167 billion, an increase of $44.8 million or 2.1% over the $2.121 billion at December 31, 1998. This increase is reflected primarily in the loan and cash and cash equivalent categories, which was partially offset by decreases in the investment category, including trading account securities.

         Total cash and cash equivalents increased $6.6 million or 10.1% at June 30, 1999 when compared to December 31, 1998. The increase in cash and due from banks of $11.2 million was partially offset by a decrease in interest bearing deposits of $4.6 million.

         Loans increased to $1.468 billion at June 30, 1999. The increase of $63.0 million or 4.5% compared to December 31, 1998 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first six months of 1999 amounted to $47.3 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .3% through the second quarter of 1999 and for the year 1998, and the ratio of non-performing assets to total loans of .90% at June 30, 1999 and 1.0% at December 31 1998. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $13.5 million at June 30, 1999 compared to $14.3 million at December 31, 1998. Of these amounts, non-accrual loans represented $11.7 million and $11.6 million at June 30, 1999 and December 31, 1998, respectively. Loans 90 days past due and still accruing interest were $1.3 million and $1.8 million at June 30, 1999 and December 31, 1998, respectively. Other real estate owned was $496,000 and $922,000 at June 30, 1999 and December 31, 1998, respectively. The Company had no restructured loans at June 30, 1999 or December 31, 1998. The allowance for loan losses to non-performing assets was 231.8% and 215.0% at June 30, 1999 and December 31, 1998, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1998 and June 30, 1999. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, decreased $7.4 million or 1.4% to $515.6 million at June 30, 1999 when compared to December 31, 1998. The decrease is due to investment sales, calls and maturities and the amortization of mortgage-backed securities.

         Trading account securities decreased $21.6 million at June 30, 1999 due to the sale of all these securities. The Company has assessed its involvement in trading account activities and decided these activities do not meet with its strategic goals.

         As the primary source of funds, aggregate deposits of $1.546 billion at June 30, 1999 increased $72.6 million or 4.9% compared to December 31, 1998. The increase in deposits during the first six months of 1999 was primarily in interest bearing deposits which increased $51.5 million while non-interest bearing deposits increased $21.1 million. Certificates of deposit in excess of $100,000 increased $.3 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In aggregate, these funds totaled $444.8 million at June 30, 1999, and $467.6 million at December 31, 1998. The decrease of $22.8 million is primarily due to the decrease in short-term borrowings and securities sold under repurchase agreements and federal funds purchased, of $22.2 million due to the repayment of short-term advances, and a decrease in long-term obligations of .6 million.

         Shareholders' equity decreased $3.7 million through June 30, 1999. This decrease was due to a decrease in earnings retained due to a higher dividend payout ratio and a decrease in accumulated other comprehensive income. Cash dividends paid during the first six months of 1999 increased $1.8 million or 36.7% compared to the cash dividends paid during the first six months of 1998. Earnings retained during the first six months of 1999 were 47.1% compared to 57.6% during the first six months of 1998.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1999 was $6.5 million, 14.3% more than the $5.7 million reported for the same period in 1998. For the first six months, net income reached $12.5 million, or 9.5% more than the $11.4 million reported for the first six months of 1998. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.0 million or 5.4% to $20.2 million during the second quarter of 1999 from $19.1 million in 1998. For the comparative six month period, net interest income increased $1.5 million or 3.9% to $39.7 million from $38.2 million in 1998. The increase in interest income for the first six months is a result of increased investment income of $2.5 million and increased loan income of $1.9 million due to growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. On November 18, 1998, the prime rate changed to 7.75%. Interest expense during the first six months of 1999 increased $2.7 million or 7.4% compared to the prior year's first six months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $100,000 for the six month period ended June 30, 1999 compared to the same period in 1998. The allowance for loan and lease losses of $31.3 million at June 30, 1999 and $30.8 million at December 31, 1998 as a percentage of total loans was 2.1% for both time periods. The Company's net charge-offs of $2,403,000 and $379,000 during the first six months of 1999 and 1998, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $1.4 million or 31.7% during the second quarter of 1999, as a result of increased other income of $1,087,000, which includes the investment in bank-owned life insurance, increased mortgage banking income of $176,000, increased trust income of $175,000, increased service charges on deposit accounts of $59,000 and an increase in net gains on sale of investment securities of $58,000. This was partially offset by a decrease in trading revenue of $185,000. Year to date, other income increased $1.7 million or 20.5% as a result of increased other income of $1,910,000, increased trust income of $301,000, increased service charges on deposit accounts of $208,000 and increased mortgage banking income of $103,000. This was partially offset by decreases in trading revenue of $233,000 and gains on sale of investment securities of $551,000. Other expenses increased $1.6 million or 10.5% during the quarter ended June 30, 1999 and increased $2.8 million or 9.8% for the six month period. Of this year-to-date increase, salaries, wages and benefits increased $2,446,000 or 15.2%, other operating expenses increased $205,000 or 2.5% and net premises and equipment increased $185,000 or 4.1%.

         Income before income taxes increased $759,000 or 10.5% in the second quarter of 1999 compared to the same time period in 1998. In comparing the first six months of 1999 to 1998, income before income taxes increased $307,000 or 2.0%. Income taxes decreased $52,000 for the quarter ended June 30, 1999 and decreased $776,000 for the six month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $50.3 million from year end 1998. Long-term borrowings decreased $541,000 during the first six months of 1999.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 1999:

                                                              Repricing Periods  (1)
                                                             Three Months     One Year
                                          Within Three       Through One    Through Five          Over
                                             Months              Year           Years          Five Years
                                                                    (In Thousands)
Assets
      Interest-bearing deposits
         at banks                         $     6,179       $       - -      $      - -          $    - -
      Investment securities                    44,035            70,023         176,357           225,227
      Trading account securities                  - -               - -             - -               - -
      Loans and leases                        420,909           221,375         486,795           338,855
      Other assets                             17,616               - -             - -           158,726
                                          -----------       -----------      ----------          --------
                                              488,739           291,398         663,152           722,808
                                          -----------       -----------      ----------          --------
Liabilities and equity
      Noninterest-bearing deposits            243,933               - -             - -               - -
      Interest-bearing deposits               374,281           340,694         210,389           376,575
      Borrowed funds                          135,787            55,000         167,500            46,285
      Preferred securities                        - -               - -             - -            40,250
      Other liabilities                           - -               - -             - -            20,300
      Hedging instruments                     100,000           (20,000)        (80,000)              - -
      Shareholders' equity                        - -               - -             - -           155,103
                                          -----------       -----------      ----------          --------
                                              854,001           375,694         297,889           638,513
                                          -----------       -----------      ----------          --------
Interest sensitivity gap                     (365,262)          (84,296)        365,263            84,295
                                          -----------       -----------      ----------          --------

Cumulative interest rate
        sensitivity gap                     ($365,262)        ($449,558)     $  (84,295)         $   -  -
                                          ===========       ===========      ==========          =========

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

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 31.7% of these deposits are considered repriceable within three months and 68.3% are considered repriceable in the over five years category.

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

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                      June 30,        Dec. 31,
                                                       1999             1998
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.19%            1.17%
Return on average equity (annualized)                  16.40            15.00
Earnings retained                                      47.10            55.70
Internal capital growth (annualized)                    7.42             8.04

CAPITAL LEVELS

                                     Tier 1 Capital to     Tier 1 Capital to Risk-   Total Capital to Risk-
                                    Average Assets Ratio    Weighted Assets Ratio     Weighted Assets Ratio
                                     Jun. 30,    Dec. 31,    Jun. 30,     Dec. 31,    Jun. 30,    Dec. 31,
                                       1999        1998        1999         1998        1999        1998
                                       ----        ----        ----         ----        ----        ----
The Company                           8.88%       8.77%       11.75%      12.21%      13.15%       13.51%
National Penn Bank                    6.83%       6.80%        9.08%       9.52%      10.34%       10.78%
"Well Capitalized" institution        5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 1999, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

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

          The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 Project was divided into five phases -- Awareness, Assessment, Renovation, Validation, and Implementation. The initial Awareness and Assessment Phases have been completed. Non-information technology systems have been assessed and do not present a Year 2000 concern. The Company has completed the Renovation Phase of mission critical systems. The Validation and Implementation Phases of renovated mission critical systems has been completed. Validation and Implementation Phases of non-mission critical systems will continue through the third quarter of 1999. All active ATM machines have been renovated and are now compliant. The company has been actively involved in the joint testing of electronic payment and transfer systems. Actual costs for 1998 were within the budgeted amount of $300,000, which represented approximately 9% of the total information technology budget for 1998. The amount budgeted for 1999 is $200,000, which is approximately 12% of the total information technology budget for 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. A business impact analysis has been completed for the systems which support critical functions. The Company believes the most likely worst-case scenario to be a total or partial failure to perform of one or more of the Company's material third-party business partners or providers of service, commodity, or data, which failure could have a material adverse impact on the Company's operations. In an attempt to mitigate this risk, the Company has included the assessment of these partners and providers in its Year 2000 project. The assessment of the Year 2000 readiness of third parties upon which the Company depends for various services has been substantially completed. The Company will continue to monitor critical third parties throughout the remainder of 1999. However, there can be no guarantee that the systems of other companies on which Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems and operations. No major information technology projects have been delayed as a result of the Year 2000 Project. In addition, the Company's audit department contracted for an independent consultant to verify and validate the Company's Year 2000 Project. No major recommendations were suggested by the independent consultant to mitigate exposures in the Company's Year 2000 Project plan.

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

         The seminars were one component of the Company's effort to educate customers. Another was a variety of statement stuffers concerning the Year 2000 issue and specifically providing information on the Company's project plan and status. In September 1998, a Year 2000 update was added to the Company's internet home page. In addition, the Company has participated in various television programs and newspaper articles produced by the local media.

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

         The Company has completed renovation efforts on mission critical systems. The Company anticipates that the replacement of the two remaining non-compliant, non-critical systems will be accomplished during the third quarter of 1999. Both of these remaining systems are non-critical and the Company has determined that no adverse effect would be encountered should these systems be unavailable.

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

Validation
         The Validation phase of the project is guided by a written test plan. Testing of mission critical systems has been completed. Non-mission critical systems will be tested in 1999 in descending order of priority.

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

         When a system is tested, all interfaces and file transmissions will be tested at the same time whenever possible. As appropriate and feasible, testing with third parties will also be completed.

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

         Contingency plans have been written for all mission critical and high priority non-mission critical systems. As the plans are completed, they are being reviewed and edited. Additionally, the initial testing of these plans has been substantially completed.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1999 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 27, 1999. Notice of the Meeting was mailed to shareholders of record on or about March 24, 1999, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held to elect three Class III directors to hold office for three years from the date of election and until their successors are elected and qualified.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

                                                             Abstentions and
       Nominee                For             Withheld      Broker Non-votes
Patricia L. Langiotti      13,341,212         233,504             -0-

Harold C. Wegman           13,350,957         223,759             -0-

Wayne R. Weidner           13,345,903         228,813             -0-


Item 5.  Other Information.

         During second quarter 1999, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened a branch at 600 Washington Avenue, Philadelphia, PA. This branch is part of the Bank's National Asian Bank Division. Also during the quarter, the Bank opened two remote automated teller machines ("ATMs"), one at a supermarket location and one at a convenience store location, and closed two other remote ATMs.

         On June 23, 1999, the Registrant's Board of Directors declared a cash dividend of $.20 per share to be paid on August 17, 1999 to shareholders of record on July 31, 1999.

         On July 28, 1999, the Registrant's Board of Directors authorized the repurchase, from time to time, of up to 850,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. As of June 30, 1999, the Company had 16,994,073 shares of common stock outstanding. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan and various employee benefit plans.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 10.1 -    The Elverson National Bank 401(k) Profit
                                    Sharing Plan - Merger Amendment.

                  Exhibit 10.2 -    The Elverson National Bank Employee Stock
                                    Ownership Plan - Termination and Merger
                                    Amendment.

                  Exhibit 10.3 -    The National Penn Bancshares, Inc. Amended
                                    and Restated Capital Accumulation Plan.

                  Exhibit 27 -      Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                      (Registrant)

Dated:   August 2, 1999                     By /s/  Wayne R. Weidner
                                              ---------------------------------
                                                    Wayne R. Weidner, President

Dated:   August 2, 1999                     By /s/  Gary L. Rhoads
                                              ---------------------------------
                                                    Gary L. Rhoads, Principal
                                                    Financial Officer