Form 10-Q
period 1999-09-30
NATIONAL PENN BANCSHARES INC
filed 1999-11-15
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 1999
                                -------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________  to  ____________________


Commission file number: 000-10957

                         NATIONAL PENN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-2215075
     ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           Philadelphia and Reading Avenues, Boyertown, PA    19512
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                 (610) 367-6001
           --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No __.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 9, 1999

   Common Stock (no stated par value)            (No.)  16,886,816 Shares

                               Page 1 of 17 pages

TABLE OF CONTENTS

Part I -  Financial Information.                                    Page

          Item 1. Financial Statements.............................. 3

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation...... 8

          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk...................................... 15

Part II - Other Information.

          Item 1. Legal Proceedings................................ 16

          Item 2. Changes in Securities............................ 16

          Item 3. Defaults Upon Senior Securities.................. 16

          Item 4. Submission of Matters to a Vote of
                  Security Holders................................. 16

          Item 5. Other Information................................ 16

          Item 6. Exhibits and Reports on Form 8-K................. 16

Signature.......................................................... 17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                       Sept. 30           Dec. 31
 (Dollars in thousands, except per share data)                               1999              1998
                                                                          (Unaudited)         (Note)
                                                                          -----------      -----------
ASSETS
Cash and due from banks                                                   $    59,244      $    55,024
Interest bearing deposits in banks                                              1,748           10,777
Federal funds sold                                                                 --               --
                                                                          -----------      -----------
    Total cash and cash equivalents                                            60,992           65,801
Trading account securities                                                         --           21,589
Investment securities available for sale                                      564,314          523,041
Loans, less allowance for loan losses of $32,267 and
  $30,835 in 1999 and 1998 respectively                                     1,511,443        1,404,972
Other assets                                                                  115,381          105,845
                                                                          -----------      -----------
    Total Assets                                                            2,252,130        2,121,248
                                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                             $   225,399      $   222,816
Interest bearing deposits
  (Includes certificates of deposit in excess of $100,000 or greater:
  1999 - $156,518; 1998 - $145,047)                                         1,295,071        1,250,486
                                                                          -----------      -----------
    Total Deposits                                                          1,520,470        1,473,302
Securities sold under repurchase agreements
  and federal funds purchased                                                 213,735          159,586
Short-term borrowings                                                           7,589           19,132
Long-term obligations                                                         298,081          248,627
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                           40,250           40,250
Accrued interest and other liabilities                                         20,950           21,577
                                                                          -----------      -----------
    Total Liabilities                                                       2,101,075        1,962,474
Commitments and contingent liabilities                                             --               --
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                       --               --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    1999 - 17,773,173; 1998 - 17,839,103; net of shares
    in Treasury: 1999 - 67,467; 1998 - 0                                      114,454          114,294
  Retained earnings                                                            43,759           34,927
  Accumulated other comprehensive income                                       (5,754)           9,553
  Treasury stock at cost                                                       (1,404)              --
                                                                          -----------      -----------
    Total Shareholders' Equity                                                151,055          158,774
                                                                          -----------      -----------
    Total Liabilities and Shareholders' Equity                            $ 2,252,130      $ 2,121,248
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                           Three Months Ended           Nine Months Ended
(Dollars in thousands, except per share data)                 September 30                September 30
                                                        ----------------------------------------------------
                                                           1999          1998          1999          1998
                                                        ---------     ---------     ---------      ---------
INTEREST INCOME
Loans including fees                                    $  33,528     $  31,783     $  97,037      $  93,437
Deposits in banks                                              69           175           176            409
Federal funds sold                                             10             7           170            171
Trading account securities                                     --           315           196            518
Investment securities                                       8,281         7,001        23,369         19,578
                                                        ---------     ---------     ---------      ---------
    Total interest income                                  41,888        39,281       120,948        114,113
                                                        ---------     ---------     ---------      ---------
INTEREST EXPENSE
Deposits                                                   13,945        13,329        41,178         39,777
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements               7,154         6,489        19,250         16,647
                                                        ---------     ---------     ---------      ---------
    Total interest expense                                 21,099        19,818        60,428         56,424
                                                        ---------     ---------     ---------      ---------
    Net interest income                                    20,789        19,463        60,520         57,689
Provision for loan losses                                   1,415         1,365         4,245          4,095
                                                        ---------     ---------     ---------      ---------
    Net interest income after provision
      for loan losses                                      19,374        18,098        56,275         53,594
                                                        ---------     ---------     ---------      ---------
OTHER INCOME
Trust income                                                1,019           828         2,912          2,420
Service charges on deposit accounts                         1,511         1,321         4,201          3,803
Net gains (losses) on sale of investment securities            --            64           213            828
Mortgage banking income                                       259           244           689            571
Trading revenue                                                --           328           (48)           513
Other                                                       2,845         1,743         7,867          4,855
                                                        ---------     ---------     ---------      ---------
    Total other income                                      5,634         4,528        15,834         12,990
                                                        ---------     ---------     ---------      ---------
OTHER EXPENSES
Salaries, wages and employee benefits                       9,386         8,265        27,937         24,370
Net premises and equipment                                  2,391         2,395         7,085          6,904
Other operating                                             4,076         4,046        12,601         12,366
                                                        ---------     ---------     ---------      ---------
    Total other expenses                                   15,853        14,706        47,623         43,640
                                                        ---------     ---------     ---------      ---------
    Income before income taxes                              9,155         7,920        24,486         22,944
Applicable income tax expense                               1,945         1,710         4,760          5,301
                                                        ---------     ---------     ---------      ---------
    Net income                                          $   7,210     $   6,210     $  19,726      $  17,643
                                                        =========     =========     =========      =========


PER SHARE OF COMMON STOCK
Net income per share - basic                            $    0.42     $    0.35     $    1.16      $    0.99
Net income per share - diluted                               0.42          0.34          1.15           0.97
Dividends paid in cash                                       0.19          0.15          0.59           0.42

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

NINE  MONTHS ENDED September 30, 1999
  (Dollars in thousands)
                                                                         Accumulated
                                                             Additional     other
                                           Common Stock        Paid-in  conprehensive    Retained     Treasury       Comprehensive
                                         Shares     Par Value   Capital     income       earnings       stock            income
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1998           16,989,622    114,294        -        9,553        34,927             -
  Net income                                    -          -        -            -        19,726             -             19,726
  Cash dividends declared                       -          -        -            -       (10,894)            -
  Shares issued under stock-based
       plans                                4,676        693        -            -             -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -          -        -      (15,307)            -                          (15,307)
                                       ------------------------------------------------------------------------------------------
Total comprehensive income                      -          -        -            -             -             -            $ 4,419
                                       ------------------------------------------------------------------------------------------
 Effect of treasury stock transactions    (67,467)      (533)       -            -             -        (1,404)
Balance at September 30, 1999          16,926,831   $114,454      $ -     $ (5,754)      $43,759      $ (1,404)

                                                                                         September 30, 1999
                                                                           ----------------------------------------------
                                                                             Before              Tax            Net of
                                                                              tax              (expense)          tax
                                                                             amount             benefit          amount
                                                                           ----------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                             (23,762)            8,317           (15,445)
  Less: reclassification adjustment for gains realized in net income             213               (75)              138
                                                                           ----------------------------------------------
Other comprehensive income, net                                              (23,549)            8,242           (15,307)
                                                                           ==============================================

NINE MONTHS ENDED SEPTEMBER 30, 1998
  (Dollars in thousands)
                                                                         Accumulated
                                                             Additional     other
                                           Common Stock        Paid-in  conprehensive    Retained     Treasury       Comprehensive
                                         Shares     Par Value   Capital     income       earnings       stock            income
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1997           17,080,328     25,620   96,657        7,648        22,431        (3,428)
  Net income                                    -          -        -            -        17,643             -             17,643
  Cash dividends declared                       -          -        -            -        (7,775)            -
  Shares issued under stock-based
       plans                                3,721         19        -            -             -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -          -        -        3,865             -             -              3,865
                                       ------------------------------------------------------------------------------------------
Total comprehensive income                      -          -        -            -             -             -           $ 21,508
                                       ------------------------------------------------------------------------------------------
Conversion to no par value stock                -     95,436  (95,436)           -             -             -
   Par value adjustments related to
      pooling transaction                       -        (10)     329            -             -             -
  Effect of treasury stock transactions  (101,436)    (7,671)  (1,550)           -             -         3,428
                                       ------------------------------------------------------------------------------------------
Balance at September 30, 1998          16,982,613  $ 113,394      $ -     $ 11,513       $32,299           $ -

                                                                                         September 30, 1998
                                                                           ----------------------------------------------
                                                                             Before              Tax            Net of
                                                                              tax              (expense)          tax
                                                                             amount             benefit          amount
                                                                           ----------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                               5,118            (1,791)            3,327
  Less: reclassification adjustment for gains realized in net income             828              (290)              538
                                                                           ----------------------------------------------
Other comprehensive income, net                                                5,946            (2,081)            3,865
                                                                           ==============================================

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended September 30,
(Dollars in thousands)
                                                                                1999           1998
                                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  19,726      $  17,643
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan and lease losses                                          4,245          4,095
    Depreciation and amortization                                                3,387          3,072
    Net (gains) losses on sale of securities and mortgages                        (143)          (330)
    Trading-related assets                                                      21,589        (21,522)
    Mortgage loans originated for resale                                       (46,658)       (40,083)
    Sale of mortgage loans originated for resale                                46,658         40,083
    Other                                                                       (2,234)        (8,855)
                                                                             ---------      ---------

      Net cash provided by (used in) operating activities                       46,570         (5,897)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale             16,511         49,997
  Proceeds from maturities of investment securities - available for sale        43,571         23,618
  Purchase of investment securities - available for sale                      (124,893)      (192,949)
  Proceeds from sales of loans                                                      --             --
  Net increase in loans                                                       (110,716)       (74,394)
  Purchases of premises & equipment                                             (2,942)        (1,613)
                                                                             ---------      ---------

      Net cash provided by (used in) investing activities                     (178,469)      (195,341)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                    47,168         42,951
    Repurchase agreements, fed funds & short-term borrowings                    42,606         92,289
    Long-term borrowings                                                        49,454         92,646
  (Increase) decrease in treasury stock                                         (1,404)         3,428
  Issuance of common stock under dividend reinvestment plan                        160         (8,883)
  Cash dividends                                                               (10,894)        (7,775)
                                                                             ---------      ---------

      Net cash provided by (used in) financing activities                      127,090        214,656

Net increase (decrease) in cash and cash equivalents                            (4,809)        13,418

Cash and cash equivalents at January 1                                          65,801         63,408
                                                                             ---------      ---------

Cash and cash equivalents at September 30                                    $  60,992      $  76,826
                                                                             =========      =========


The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The financial statements include the balances of Elverson National Bank which was acquired on January 4, 1999 in a transaction accounted for under the pooling of interests method of accounting (see Note 3). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4. Per share data are based on the weighted average number of shares outstanding of 16,959,918 and 16,996,503 for 1999 and 1998, respectively, and on the weighted average number of diluted shares outstanding of 17,222,235 and 17,337,077 for 1999 and 1998, respectively, and are computed after giving retroactive effect to a 5-for-4 stock split paid July 31, 1998.

5. On September 22, 1999, the Company's Board of Directors declared a cash dividend of $.20 per share payable on November 17, 1999, to shareholders of record on October 29, 1999. On October 27, 1999, the Company's Board of Directors declared a 5% stock dividend payable on December 22, 1999, to shareholders of record on December 6, 1999. The financial and per share information has not been adjusted to reflect the 5% stock dividend.

6. On July 28, 1999, the Company's Board of Directors authorized the repurchase, from time to time, of up to 850,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of September 30, 1999, a total of 142,959 shares have been repurchased at an aggregate cost of $3,230,296.

7. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $11,827,000 at September 30, 1999, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,545,000 at September 30, 1999. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $2.252 billion, an increase of $130.9 million or 6.2% over the $2.121 billion at December 31, 1998. This increase is reflected primarily in the loan and investment categories, the result of the investment of deposits, the Company's primary source of funds, short-term borrowings and long-term borrowings.

         Total cash and cash equivalents decreased $4.8 million or 7.3% at September 30, 1999 when compared to December 31, 1998. The decrease was primarily in interest bearing deposits in banks.

         Loans increased to $1.511 billion at September 30, 1999. The increase of $106.5 million or 7.6% compared to December 31, 1998 was primarily the result of the investment of deposits and long-term borrowings. Loans originated for immediate resale during the first nine months of 1999 amounted to $46.7 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .24% through the third quarter of 1999 versus .30% for the year 1998, and the ratio of non-performing assets to total loans of .94% at September 30, 1999 and 1.0% at December 31 1998. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $14.4 million at September 30, 1999 compared to $14.3 million at December 31, 1998. Of these amounts, non-accrual loans represented $11.8 million and $11.6 million at September 30, 1999 and December 31, 1998, respectively. Loans 90 days past due and still accruing interest were $1.5 million and $1.8 million at September 30, 1999 and December 31, 1998, respectively. Other real estate owned was $1.1 million and $922,000 at September 30, 1999 and December 31, 1998, respectively. The Company had no restructured loans at September 30, 1999 or December 31, 1998. The allowance for loan losses to non-performing assets was 223.6% and 215.0% at September 30, 1999 and December 31, 1998, respectively. As is evident from the above amounts relative to non-performing assets, there have been no significant changes between December 31, 1998 and September 30, 1999. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $41.3 million or 7.9% to $564.3 million at September 30, 1999 when compared to December 31, 1998. The increase is due to investment purchases of $124.9 million,  primarily  in  municipal  securities,  which was  partially  offset by investment sales and maturities and the amortization of mortgage-backed securities.

         Trading account securities decreased from $21.6 million to zero at September 30, 1999 due to the sale of all these securities. The Company has assessed its involvement in trading account activities and decided these activities do not meet with its strategic goals.

         As the primary source of funds, aggregate deposits of $1.520 billion at September 30, 1999 increased $47.2 million or 3.2% compared to December 31, 1998. The increase in deposits during the first nine months of 1999 was primarily in interest bearing deposits which increased $44.6 million while non-interest bearing deposits increased $2.6 million. Certificates of deposit in excess of $100,000 increased $11.5 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In aggregate, these funds totaled $559.7 million at September 30, 1999, and $467.6 million at December 31, 1998. The increase of $92.1 million represents an increase in long-term obligations of $49.5 million and an increase in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased of $42.6 million.

         Shareholders' equity decreased $7.7 million through September 30, 1999. This decrease was principally due to a decrease in earnings retained due to a higher dividend payout ratio and a decrease in accumulated other comprehensive income. Cash dividends paid during the first nine months of 1999 increased $2.5 million or 33.5% compared to the cash dividends paid during the first nine months of 1998. Earnings retained during the first nine months of 1999 were 49.2% compared to 57.6% during the first nine months of 1998.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1999 was $7.2 million, 16.1% more than the $6.2 million reported for the same period in 1998. For the first nine months, net income reached $19.7 million, or 11.8% more than the $17.6 million reported for the first nine months of 1998. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.3 million or 6.8% to $20.8 million during the third quarter of 1999 from $19.5 million in 1998. For the comparative nine month period, net interest income increased $2.8 million or 4.9% to $60.5 million from $57.7 million in 1998. The increase in interest income for the first nine months is a result of increased investment income of $3.8 million and increased loan income of $3.6 million due to growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. On November 18, 1998, the prime rate changed to 7.75%. From July 1, 1999 to August 24, 1999, the prime rate was 8.00%. On August 25, 1999, the prime rate changed to 8.25%. Interest expense during the first nine months of 1999 increased $4.0 million or 7.1% compared to the prior year's first nine months. Despite the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $150,000 for the nine month period ended September 30, 1999 compared to the same period in 1998. The allowance for loan and lease losses of $32.3 million at September 30, 1999 and $30.8 million at December 31, 1998 as a percentage of total loans was 2.1% for both time periods. The Company's net charge-offs of $2,813,000 and $953,000 during the first nine months of 1999 and 1998, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $1.1 million or 24.4% during the third quarter of 1999, as a result of increased other income of $1,102,000, which includes the investment in bank-owned life insurance, increased trust income of $191,000, increased service charges on deposit accounts of $190,000 and increased mortgage banking income of $15,000. This was partially offset by a decrease in trading revenue of $328,000 and a decrease in net gains (losses) in investment securities of $64,000. Year-to-date, other income increased $2.8 million or 21.9% as a result of increased other income of $3.0 million, increased trust income of $492,000, increased service charges on deposit accounts of $398,000 and increased mortgage banking income of $118,000. This was partially offset by decreases in gains on sale of investment securities of $615,000 and trading revenue of $561,000. Other expenses increased $1.1 million or 7.8% during the quarter ended September 30, 1999 and increased $4.0 million or 9.1% for the nine month period. Of this year-to-date increase, salaries, wages and benefits increased $3.6 million or 14.6%, other operating expenses increased $235,000 or 1.9% and net premises and equipment increased $181,000 or 2.6%.

         Income before income taxes increased $1.2 million or 15.6% in the third quarter of 1999 compared to the same time period in 1998. In comparing the first nine months of 1999 to 1998, income before income taxes increased $1.5 million or 6.7%. Income taxes increased $235,000 for the quarter ended September 30, 1999 and decreased $541,000 for the nine month period.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $89.8 million from year end 1998. Long-term borrowings increased $49.5 million during the first nine months of 1999.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 1999:

                                                       Repricing Periods  (1) (2)
                                                  ---------------------------------
                                                      Three Months    One Year
                                      Within Three    Through One    Through Five      Over
                                         Months           Year          Years       Five Years
                                      --------------------------------------------------------
                                                            (In Thousands)
Assets
      Interest-bearing deposits
         at banks                      $   1,748      $      --      $      --      $      --
      Investment securities               72,855         56,851        183,285        251,323
      Trading account securities              --             --             --             --
      Loans and leases                   441,073        226,625        470,393        373,352
      Other assets                         3,561             --             --        171,064
                                       ---------      ---------      ---------      ---------
                                         519,237        283,476        653,678        795,739
                                       ---------      ---------      ---------      ---------
Liabilities and equity
      Noninterest-bearing deposits       225,399             --             --             --
      Interest-bearing deposits          286,738        414,347        201,779        392,207
      Borrowed funds                     197,334         90,000        167,500         64,571
      Preferred securities                    --             --             --         40,250
      Other liabilities                       --             --             --         20,300
      Hedging instruments                 80,000        (30,000)       (50,000)            --
      Shareholders' equity                    --             --             --        151,055
                                       ---------      ---------      ---------      ---------
                                         789,471        474,347        319,279        669,033
                                       ---------      ---------      ---------      ---------
Interest sensitivity gap                (270,234)      (190,871)       334,399        126,706
                                       ---------      ---------      ---------      ---------

Cumulative interest rate
        sensitivity gap                ($270,234)     ($461,105)     ($126,706)     $      --
                                       =========      =========      =========      =========



(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 1999. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 29.1% of these deposits are considered repriceable within three months and 70.9% are considered repriceable in the over five years category.

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

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                 Sept. 30,      Dec. 31,
                                                   1999           1998
                                                 ---------      --------
CAPITAL PERFORMANCE
Return on average assets (annualized)              1.23%           1.17%
Return on average equity (annualized)             17.10           15.00
Earnings retained                                 49.20           55.70
Internal capital growth (annualized)               8.15            8.04

CAPITAL LEVELS

                                       Tier 1 Capital to   Tier 1 Capital to Risk-  Total Capital to Risk-
                                     Average Assets Ratio   Weighted Assets Ratio   Weighted Assets Ratio
                                     --------------------   ---------------------   ---------------------
                                      Sept. 30,  Dec. 31,   Sept. 30,    Dec. 31,   Sept. 30,    Dec. 31,
                                        1999       1998       1999         1998        1999        1998
                                        ----       -----      -----       ------      ------      ------
The Company                             8.66%      8.77%      11.30%      12.21%      12.68%      13.51%
National Penn Bank                      6.78%      6.80%       8.89%       9.52%      10.15%      10.78%
"Well Capitalized" institution          5.00%      5.00%       6.00%       6.00%      10.00%      10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 1999, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

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

          The Company's Year 2000 initiative began in 1996 with the creation of a "Year 2000 Compliance Project team" comprised of various Company employees, including senior management. The Year 2000 Project was divided into five phases -- Awareness, Assessment, Renovation, Validation, and Implementation. These five phases have all been completed. All active ATM machines have been renovated and are now compliant. The company has been actively involved in the joint testing of electronic payment and transfer systems. Actual costs for 1998 were within the budgeted amount of $300,000, which represented approximately 9% of the total information technology budget for 1998. The amount budgeted for 1999 is $200,000, which is approximately 12% of the total information technology budget for 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. A business impact analysis has been completed for the systems which support critical functions. The Company believes the most likely worst-case scenario to be a total or partial failure to perform of one or more of the Company's material third-party business partners or providers of service, commodity, or data, which failure could have a material adverse impact on the Company's operations. In an attempt to mitigate this risk, the Company has included the assessment of these partners and providers in its Year 2000 project. The assessment of the Year 2000 readiness of third parties upon which the Company depends for various services has been substantially completed. The Company will continue to monitor critical third parties throughout the remainder of 1999. However, there can be no guarantee that the systems of other companies on which Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems and operations. No major information technology projects have been delayed as a result of the Year 2000 Project. In addition, the Company's audit department contracted for an independent consultant to verify and validate the Company's Year 2000 Project. No major recommendations were suggested by the independent consultant to mitigate exposures in the Company's Year 2000 Project plan.

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

         The  Company  has  completed  renovation  efforts on  mission  critical
systems.   The  Company   completed  the   replacement   of  the  two  remaining
non-compliant, non-critical systems during the third quarter of 1999.

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

Validation
         The Validation phase of the project is guided by a written test plan. Testing of both mission critical and non-mission critical systems has been completed.

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

         Initiatives to complete the Validation phase included the creation of an isolated PC network testing lab, the use of a secondary logical partition for validating mainframe applications and interfaces, user group testing for the core trust applications, and proxy testing by the network vendor for ATMs.

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

         Contingency plans have been written for all mission critical and high priority non-mission critical systems. As the plans are completed, they are reviewed and edited. Additionally, the testing of these plans has been completed.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         As previously reported in a Report on Form 8-K dated August 21, 1999, National Penn Bancshares, Inc. (the "Registrant") amended its Shareholder Rights Plan to extend the term of the Rights (as defined therein) to August 22, 2009.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         On September 17, 1999, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), formed and organized a new wholly-owned subsidiary, National Penn Mortgage Company ("NPMC"). NPMC is engaged in the mortgage lending business, including the sub-prime and agency and alternative A residential mortgage loan business.

         On September 22, 1999, the Registrant's Board of Directors declared a cash dividend of $.20 per share payable on November 17, 1999, to shareholders of record on October 29, 1999.

         On October 27, 1999, the Registrant's Board of Directors declared a 5% stock dividend payable on December 22, 1999, to shareholders of record as of December 6, 1999.

         In October 1999, the Bank closed two supermarket branches and the automated teller machines (ATMs) at those locations.

         As previously reported in its Report on Form 10-Q for the quarter ended June 30, 1999, the Registrant's Board of Directors approved, in July 1999, the repurchase of up to 850,000 shares of its common stock in the open market or in negotiated transactions. As of September 30, 1999, a total of 142,959 shares have been repurchased at an aggregate cost of $3,230,296.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a Report on Form 8-K dated August 21, 1999, reporting under Item 5 the amendment of the Registrant's Shareholder Rights Plan to extend the term of the Rights (as defined therein) to August 22, 2009. The Report did not contain any financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL PENN BANCSHARES, INC.
                                                  (Registrant)

Dated:   November 12, 1999              By /s/  Wayne R. Weidner
                                           -------------------------------------
                                           Wayne R. Weidner, President

Dated:   November 12, 1999              By /s/  Gary L. Rhoads
                                           -------------------------------------
                                           Gary L. Rhoads, Principal
                                           Financial Officer