Form 10-K405
period 1999-12-31
NATIONAL PENN BANCSHARES INC
filed 2000-03-30
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 1999, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ____________ to ____________.

Commission file number 000-10957
                         NATIONAL PENN BANCSHARES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                  23-2215075
-------------------------------------                    ---------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

Philadelphia and Reading Avenues, Boyertown, Pennsylvania     19512
------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (610) 367-6001

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock (without par value)

         Preferred Stock Purchase Rights

         Guarantee (9% Preferred Securities of NPB Capital Trust)

         9% Junior Subordinated Debentures

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 10, 2000, was $278,395,310.

         As of March 10, 2000, the Registrant had 17,695,942 shares of Common Stock outstanding.

         Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 25, 2000 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

Part I

     Item 1   Business.......................................................  1
     Item 2.  Properties..................................................... 22
     Item 3.  Legal Proceedings.............................................. 23
     Item 4.  Submission of Matters to a Vote of Security
                   Holders................................................... 23
     Item 4A. Executive Officers of the Registrant........................... 23

Part II

     Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters............................... 24
     Item 6.  Selected Financial Data........................................ 25
     Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations................................................ 26
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... 32
     Item 8.  Financial Statements and Supplementary Data.................... 33
     Item 9.  Disagreements on Accounting and Financial
                   Disclosure................................................ 63
Part III

     Item 10. Directors and Executive Officers of the
                   Registrant................................................ 63
     Item 11. Executive Compensation......................................... 63
     Item 12. Security Ownership of Certain Beneficial
                   Owners and Management..................................... 63
     Item 13. Certain Relationships and Related
                   Transactions.............................................. 63
Part IV

     Item 14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K................................... 63

                                     PART I
                                     ------

Item 1.  BUSINESS.
-----------------

The Company
-----------

         National Penn Bancshares, Inc. (the "Company") is a Pennsylvania business corporation and bank holding company headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The Company owns all of the outstanding capital stock of National Penn Bank ("NPB"). The Company was incorporated in January 1982. In addition, the Company has nine wholly-owned, direct or indirect, nonbank subsidiaries engaged in activities related to the business of banking and has, indirectly through one of such subsidiaries, an equity investment in one other bank. At December 31, 1999, the Company and NPB had 715 full- and part-time employees.

National Penn Bank
------------------

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

Acquisition of Elverson National Bank
-------------------------------------

         On January 4, 1999, the Company acquired Elverson National Bank ("Elverson") by its merger with and into NPB. Elverson was a commercial bank headquartered in Elverson, Chester County, Pennsylvania, with eight other branches in Chester, Berks and Lancaster Counties, Pennsylvania. At December 31, 1998, Elverson had assets of $324,654,000, net loans of $184,299,000, deposits of $265,241,000, and shareholders' equity of $28,318,000. The Company issued 3,821,564 shares of the Company's common stock in consummation of the transaction. The transaction was accounted for under the "pooling of interests" method of accounting. All financial information herein has been restated to include the effects of Elverson.

Pending Acquisition of Panasia Bank
-----------------------------------

         On February 14, 2000, the Company entered into a definitive agreement to acquire Panasia Bank ("Panasia"). Panasia is a commercial bank headquartered in Ft Lee, New Jersey, with two other branches in Palisades Park and Closter, New Jersey, and a loan production office in Flushing, Queens, New York. At December 31, 1999, Panasia had assets of $100,100,000, net loans of $38,300,000, deposits of $90,800,000, and shareholders' equity of $9,100,000. The Company will pay $29 per share of Panasia common stock and the difference between $29 and the exercise price for each Panasia stock option outstanding for a total cash purchase price of approximately $19,994,000. Subject to receipt of regulatory approvals, approval by the Panasia shareholders and other customary closing conditions, the Company expects the transaction to close in early July 2000. The transaction will be accounted for under the "purchase" method of accounting.

Nonbank Subsidiaries
--------------------

         The Company owns, directly, all of the outstanding capital stock of the following nonbank subsidiaries:

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

         4. NPB New Jersey, Inc., a New Jersey business corporation, was formed solely for the purpose of effecting the pending acquisition of Panasia Bank. See "Pending Acquisition of Panasia Bank" above.

         The Company owns, indirectly through NPB, all of the outstanding capital stock of the following nonbank subsidiaries:

         1. Link Financial Services, Inc., a Pennsylvania business corporation ("Link"), is licensed as an insurance agency by the Pennsylvania Insurance Department. Link is also indirectly engaged in the title insurance business through a joint venture with a title insurance agency. Link began operations in April 1998.

         2. Penn Securities, Inc., a Pennsylvania business corporation ("PSI"), is a registered full service broker-dealer and investment advisory firm. PSI began operations in October 1998. Prior to March 13, 2000, PSI was a direct subsidiary of the Company.

         3. Penn 1st Financial Services, Inc., a Pennsylvania business corporation ("Penn 1st"), is engaged in the mortgage banking business. Penn 1st began operations in September 1999 under the name "National Penn Mortgage Company".

         4. NPB Delaware, Inc., a Delaware business corporation ("NPB Delaware"), invests in, holds and manages part of NPB's investment securities portfolio, as permitted by applicable law and regulations. NPB Delaware began operations in October 1999.

         5. RBO Funding Inc., a Virginia corporation ("RBO"), is a subprime lender and wholly-owned subsidiary of Penn 1st. The Company acquired RBO in November 1999.

         6.  1874  Financial   Corp.,  a   Pennsylvania   business   corporation
("1874"),is a commercial lending company specializing in the subprime commercial lending business. 1874 began business in February 2000.

         The Company also owns, indirectly through NPB, all of the outstanding capital stock of 3 other nonbank subsidiaries, whose activities are limited solely to holding certain real estate interests.

Other Bank Investments
----------------------

         The Company owns, indirectly through NPIC, 20% of the outstanding capital stock of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. For financial reporting purposes, the Company accounts for its investment in Pennsylvania State Bank using the "equity" method.

Supervision and Regulation
--------------------------

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

         Bank Holding Company Regulation
         -------------------------------

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

         The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

         The Federal Reserve's regulations concerning permissible nonbanking activities provide fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

            (a) extending credit and servicing loans;

            (b) certain activities related to extending credit;

            (c) leasing personal or real property under certain conditions;

            (d) operating  nonbank  depository  institutions,  including savings associations;

            (e) trust company functions;

            (f) certain financial and investment advisory activities;

            (g) certain agency transactional  services for customer investments, including securities brokerage activities;

            (h) certain  investment  transactions  as principal;

            (i) management consulting and counseling activities;

            (j) certain support services, such as courier and printing services;

            (k) certain insurance agency and underwriting activities;

            (l) community development activities;

            (m) issuance and sale of money orders, savings bonds, and traveler's checks; and

            (n) certain data processing services.

         Depending on the circumstances, Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") became law. Among other things, the GLB Act amends the BHCA to permit qualifying bank holding companies to engage in any type of financial activity. See "Gramm-Leach-Bliley Act" herein.

         Dividend Restrictions
         ---------------------

         The Company is a legal entity separate and distinct from NPB and the Company's direct and indirect nonbank subsidiaries. The Company's revenues (on a parent Company only basis) result almost entirely from dividends paid to the Company by its subsidiaries. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of NPB), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

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

         Capital Adequacy
         ----------------

         Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock (excluding auction rate issues), a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. The remainder may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance ("Tier 2 capital") and market risk capital, which includes qualifying unsecured subordinated debt ("Tier 3 capital"). In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to the Company.

         Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and NPB, at December 31, 1999, each qualify as "well capitalized" under these regulatory standards.

         FDIC Insurance Assessments
         --------------------------

         NPB is subject to FDIC deposit insurance assessments. These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations and are based on the risk classification of the depository institutions. Under current FDIC practices, NPB will not be required to pay deposit insurance assessments in 2000.

         In 1996, the SAIF was recapitalized. In connection therewith, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government's FICO bond payments. In the fourth quarter of 1999, NPB's assessment rate was $.01184 per $100 of deposits for its BIF-insured deposits and $.05920 per $100 of deposits for its SAIF-insured deposits. Beginning in 2000, BIF-insured deposits and SAIF-insured deposits are to be assessed at the same rate to fund remaining debt service on the FICO bonds. The current rate is $.02080 per $100 of deposits. The FICO bonds mature in 2017.

         Regulation of NPB
         -----------------

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

Competition
-----------

         The financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include bank holding companies with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than NPB's legal lending limit. In addition, NPB competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by NPB on competitive terms. The competitive environment has intensified since adoption of Federal interstate banking legislation in 1994. See "Interstate Banking Act" herein.

         On November 12, 1999, the GLB Act became law. Among other things, the GLB Act repeals the key provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms), amends the BHCA to permit qualifying bank holding companies to engage in any type of financial activity, and permits subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the long-range effects of the GLB Act cannot be predicted with reasonable certainty, most probably it will further narrow the differences and intensify competition between and among commercial banks, investment banks, insurance firms and other financial services companies. See "Gramm-Leach-Bliley Act" herein.

Interstate Banking Act
----------------------

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching:

         (a) by permitting bank holding companies that are adequately capitalized and adequately managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state;

         (b) by permitting the interstate merger of banks, subject to the right of individual states to "opt in" or "opt out" of this authority, actions that could only be taken before June 1, 1997;

         (c) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state;

         (d) by permitting a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and

         (e) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so.

         One effect of this legislation is to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

         The Pennsylvania Banking Code authorizes full interstate banking and branching. It specifically authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks and permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

         Overall,  this  Federal and state  legislation  is having the effect of
increasing    consolidation    and   competition   and   promoting    geographic
diversification in the banking industry.

Gramm-Leach-Bliley Act
----------------------

         On November 12, 1999, the GLB Act was passed into law. The GLB Act does three fundamental things:

         (a) The GLB Act repeals the key provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms).

         (b) The GLB Act amends the BHCA to permit qualifying bank holding companies to engage in any type of financial activity.

         (c) The GLB Act permits subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.

         The result is that banking companies will generally be able to offer a wider range of financial products and services and will be more readily able to combine with other types of financial companies, such as securities and insurance companies.

         The GLB Act creates a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities. A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed," and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC. If an FHC at any time fails to remain "well capitalized" or "well managed," the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. On the other hand, a failure to maintain a CRA rating of "satisfactory" will not jeopardize any then existing newly authorized activities; rather, the FHC cannot engage in any additional newly authorized activities until a "satisfactory" CRA rating is restored.

         In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important newly authorized activities are as follows:

            (a) Securities underwriting and dealing;

            (b) Insurance underwriting and sales;

            (c) Merchant banking activities;

            (d) Activities determined by the Federal Reserve to be "financial in nature" and incidental activities; and

            (e) "Complementary"  financial  activities,  as  determined  by  the
                Federal Reserve.

         Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those currently permitted by law and regulation. As of the date of this Report on Form 10-K, the Company has not elected to become a FHC.

         The GLB Act also authorizes national banks to create "financial subsidiaries." This is in addition to the present authority of national banks to create "operating subsidiaries". A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A "financial subsidiary" can engage in most, but not all, of the newly authorized activities.

         In addition, the GLB Act also provides significant new protections for the privacy of customer information. These provisions apply to any company "the business of which" is engaging in activities permitted for an FHC, even if it is not itself an FHC. Basically, the GLB Act subjects a financial institution to four new requirements regarding non-public information about a customer. The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to "opt out" of disclosures to non-affiliated parties; (3) not disclose any account information to third party marketers; and (4) follow regulatory standards (to be adopted in the future) to protect the security and confidentiality of customer information.

         Although the long-range effects of the GLB Act cannot be predicted with reasonable certainty, most probably it will further narrow the differences and intensify competition between and among commercial banks, investment banks, insurance firms and other financial service companies.

Interest Rate Swaps and Similar Instruments
-------------------------------------------

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps and similar instruments be disclosed. See Note 17 to the Company's Consolidated Financial Statements included at Item 8 hereof. In 1999, the interest rate swaps to which NPB was a party had the effect of increasing the Company's net interest income by $986,000 over what would have been realized had NPB not entered into the swap agreements. Should rates rise in 2000, the Company may recognize lower net interest income for the year than would have been recognized had NPB not entered into the interest rate swap agreements.

         In 1999, the interest rate floor to which NPB is a party had no effect on the Company's net interest income. Should rates fall in 2000 below a certain point, the Company may recognize higher net interest income for the year than would have been recognized had NPB not entered into the interest rate floor agreement.

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

Year 2000 Computer Matters
--------------------------

         The following is a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

         As previously reported, the Company assessed its state of readiness for Year 2000, became knowledgeable concerning the risks of non-compliance, implemented and carried out an action plan to achieve Year 2000 compliance, and developed contingency plans, all in an effort to successfully deal with Year 2000 issues. The Company did not suffer any Year 2000 related business interruptions on January 1, 2000 and has not suffered any problems since that date. The Company does not anticipate making any material expenditures for Year 2000 compliance purposes in 2000 or that Year 2000 issues will have any material effect on the Company in 2000 or thereafter.

Forward-Looking Statements
--------------------------

         Certain statements in this Annual Report on Form 10-K for 1999 and in other reports issued by the Company are forward-looking and are identified by the use of forward-looking words or phrases such as "intended," "believes,"
"expects," "estimates", "anticipates," "forecasts," "is expected," and "is anticipated." These forward-looking statements generally relate to the Company's plans, expectations, goals, and projections, and include statements as to the Company's anticipated future earnings, planned investments in new and modified technology and branch locations, as well as Year 2000 computer compliance. These forward-looking statements are subject to numerous assumptions, risks and uncertainties.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, without limitation, the following:

         (a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the financial services industry, changes in the interest rate environment, or otherwise;

         (b) general economic or business conditions, either nationally or in the region in which the Company will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

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

         Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Average Balances, Average Rates, and Interest Rate Spread*    (Dollars in Thousands)
---------------------------------------------------------

                                                                               Year Ended December 31
                                          ------------------------------------------------------------------------------------------
                                                         1999                          1998                         1997
                                          ------------------------------- ----------------------------  ----------------------------
                                          Average      --------  Average    Average  --------- Average  Average   ---------  Average
                                          Balance      Interest   Rate      Balance   Interest  Rate    Balance    Interest    Rate
                                          -----------  --------  -------- ---------- --------- ------- ---------- --------- --------
INTEREST EARNING ASSETS:
   Interest bearing deposits at banks         $6,742       $239   3.53%      $13,777      $544  3.95%      $4,912      $249    5.07%
                                          ----------   --------           ----------  --------         ----------  --------
   U.S. Treasury                              36,715      2,419   6.59        42,740     2,884  6.75       71,584     4,858    6.79
   U.S. Government agencies                  186,520     12,120   6.50       185,637    12,152  6.55      131,426     8,960    6.82
   State and municipal*                      229,128     17,516   7.64       194,644    14,749  7.58       81,705     6,170    7.55
   Other bonds and securities                 85,434      5,422   6.35        41,931     2,562  6.11       21,525     1,286    5.97
                                          ----------   --------           ----------  --------         ----------  --------
     Total investments                       537,797     37,477   6.97       464,952    32,347  6.96      306,240    21,274    6.95
                                          ----------   --------           ----------  --------         ----------  --------
   Federal funds sold                          9,781        489   5.00         5,054       267  5.28        5,585       163    2.92
                                          ----------   --------           ----------  --------         ----------  --------
Trading account securities                     6,836        196   2.87        10,670       851  7.98            -         -       -
                                          ----------   --------           ----------  --------         ----------  --------
   Commercial loans and lease financing*     977,303     88,786   9.08       854,727    80,640  9.43      751,442    69,433    9.24
   Installment loans                         284,334     25,417   8.94       272,749    25,320  9.28      264,542    24,976    9.44
   Mortgage loans                            228,842     18,527   8.10       237,783    19,989  8.41      269,731    25,990    9.64
                                          ----------   --------           ----------  --------         ----------  --------
     Total loans and leases                1,490,479    132,730   8.91     1,365,259   125,949  9.23    1,285,715   120,399    9.36
                                          ----------   --------           ----------  --------         ----------  --------
     Total earning assets                  2,051,635   $171,131   8.34%    1,859,712  $159,958  8.60%   1,602,452  $142,085    8.87%
                                                       --------                       --------                     --------
   Allowance for loan and lease losses       (32,071)                        (30,772)                     (27,741)
   Non-interest earning assets               156,158                         136,985                      104,548
                                          ----------                      ----------                   ----------
     Total assets                         $2,175,722                      $1,965,925                   $1,679,259
                                          ==========                      ==========                   ==========

INTEREST BEARING LIABILITIES:
   Interest bearing deposits              $1,306,931    $56,537   4.33%   $1,190,760   $53,518  4.49%  $1,096,594   $48,658    4.44%
   Securities sold under repurchase
     agreements and federal funds
     purchased                               158,669      7,165   4.52       133,380     6,108  4.58      106,131     5,228    4.93
   Short-term borrowings                       5,608        272   4.85         9,551       553  5.79        4,957       285    5.75
   Long-term borrowings                      310,707     18,779   6.04       267,531    16,428  6.14      138,958     8,838    6.36
                                          ----------   --------           ----------  --------         ----------   -------
     Total interest bearing liabilities    1,781,915    $82,753   4.64%    1,601,222   $76,607  4.78%   1,346,640   $63,009    4.68%
   Non-interest bearing deposits             220,777                         193,652                      173,146
   Other non-interest bearing liabilities     19,910                          18,636                       18,065
                                          ----------                      ----------                   ----------
     Total liabilities                     2,022,602                       1,813,510                    1,537,851
   Equity capital                            153,120                         152,415                      141,408
                                          ----------                      ----------                   ----------
     Total liabilities and equity capital $2,175,722                      $1,965,925                   $1,679,259
                                          ==========                      ==========                   ==========
   INTEREST RATE SPREAD**                               $88,378   4.31%                $88,351  4.48%               $79,076    4.93%
                                                       ========                       ========                      =======

    *  Full taxable equivalent basis, using a 35% effective tax rate.
   ** Represents the difference between interest earned and interest paid, divided by total earning assets. Loans outstanding, net of unearned income, include nonaccruing loans. Fee income included.

Interest Rate Sensitivity Analysis
----------------------------------

         Information with respect to interest rate sensitivity of the Company's assets and liabilities is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Investment Portfolio
--------------------

         A summary of securities available for sale and securities held to maturity at December 31, 1999, 1998, and 1997 follows (in thousands).

                                                 1999                           1998                          1997
                                       ---------------------------    --------------------------   ----------------------------
                                        Amortized        Fair          Amortized       Fair          Amortized        Fair
                                           Cost          Value           Cost          Value           Cost           Value
                                       -------------  ------------    ------------  ------------   --------------  ------------
Securities available for sale
 U.S. Treasury and U.S.
   Government agencies                     $103,092      $101,724         $105,537     $109,089       $108,985        $111,751
 State and municipal                        236,768       221,774          230,260      239,070        109,195         111,713
 Mortgage-backed securities                 136,684       133,927          126,329      127,369        106,970         108,381
 Marketable equity securities
   and other                                 57,354        58,602           46,230       47,513         18,312          23,380
                                       ------------   -----------     ------------  -----------    -----------     -----------
 Totals                                    $533,898      $516,027         $508,356     $523,041       $343,462        $355,225
                                       ============   ===========     ============  ===========    ===========     ===========


                                                  1999                          1998                          1997
                                       ---------------------------    --------------------------   ----------------------------
                                        Amortized        Fair          Amortized       Fair          Amortized        Fair
                                           Cost          Value           Cost          Value           Cost           Value
                                       -------------  ------------    ------------  ------------   --------------  ------------
Securities held to maturity
 U.S. Treasury and U.S.
   Government agencies                    $     -       $     -       $     -       $     -             $4,637          $4,656
 State and municipal                            -             -             -             -              7,589           7,686
 Mortgage-backed securities                     -             -             -             -              2,931           2,928
 Marketable equity securities
   and other                                    -             -             -             -              1,082           1,091
                                       ------------   -----------     ------------  -----------    -----------     -----------
 Totals                                   $     -       $     -       $     -       $     -            $16,239         $16,361
                                       ============   ===========     ============  ===========    ===========     ===========

                     Investment Securities Yield by Maturity

The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1999, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


      Securities Available for Sale Yield by Maturity at December 31, 1999

Securities available for sale at market value
(Dollars in thousands)



                                                   After 1 But        After 5 But
                               Within 1 Year      Within 5 Years    Within 10 Years    After 10 Years            Total
                             -----------------   ---------------    ---------------   ----------------    ----------------
                               Amount   Yield     Amount   Yield     Amount   Yield    Amount    Yield     Amount    Yield
                             --------- -------   -------  ------    -------  ------   --------  ------    --------   -----
U.S. Treasury and U.S.
  Government agencies          $5,002   6.33%    $44,042   6.78%    $52,061   6.29%       $619   6.24%    $101,724   6.50%
State and municipal bonds       1,602   6.65%     16,580   7.27%     16,115   7.01%    187,477   7.97%     221,774   7.84%
Mortgage-backed securities        190   5.32%     12,386   6.58%      4,873   6.50%    116,478   6.77%     133,927   6.74%
Marketable equity securities
  and other                     2,074   6.07%      1,077   6.04%        973   6.17%     54,478      -%      58,602   0.43%
                             -----------------  -----------------   ----------------  -----------------   -----------------

Total                          $8,868   6.31%    $74,085   6.85%    $74,022   6.46%   $359,052   6.37%    $516,027   6.45%
                             =================  =================   ================  =================   =================

Loan Maturity and Interest Rate Sensitivity
-------------------------------------------

         Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 1999, are summarized below:

                   Remaining Maturity* - At December 31, 1999

                                    After One
                                     One Year        Year to           After
                                      or Less       Five Years      Five Years        Total
                                    ------------   -------------    ------------   ------------
                                                          (In Thousands)
Commercial and Industrial
  Loans                                $123,966         $73,368         $55,658       $252,992
Real Estate Loans:
  Construction and Land
    Development                         136,105               -               -        136,105
                                    -----------    ------------     -----------    -----------
                                       $260,071         $73,368         $55,658       $389,097
                                    ===========    ============     ===========    ===========

------------
* Demand loans, past-due loans, and overdrafts are reported in "One Year or Less." Construction real estate loans are reported maturing in "One Year or Less" because of their short-term maturity or index to Prime Rate. An immaterial amount of loans have no stated schedule of repayments.
------------

          Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 1999, are summarized below:

                                         After One Year             After
                                         to Five Years            Five Years
                                        -----------------       ---------------
                                                      (In Thousands)

Predetermined Interest Rate                  $73,368                $55,658

Floating Interest Rate                             -                      -
                                         -----------            -----------

  Total                                      $73,368                $55,658
                                         ===========            ===========

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

Loan Portfolio
--------------

          The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 1999:

                                                                December 31,
                                 -----------------------------------------------------------------------
                                    1999            1998            1997          1996           1995
                                 ----------      ----------     ----------     ----------     ----------
                                                            (In Thousands)
Commercial and Industrial
  Loans                            $252,992        $220,192       $179,967       $155,435       $116,715

Loans to Financial
  Institutions                            -               -          2,232            453            589

Real Estate Loans:
  Construction and Land
    Development                     136,105          84,520         69,016         51,622         49,742

  Residential                       649,692         678,889        661,744        670,225        629,338

  Other                             472,447         404,865        374,281        335,391        285,904

Loans to Individuals                 59,307          47,341         33,828         24,716         19,985
                                 ----------      ----------     ----------     ----------     ----------

  Total                          $1,570,543      $1,435,807     $1,321,068     $1,237,842     $1,102,273
                                 ==========      ==========     ==========     ==========     ==========

Risk Elements
-------------

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

          Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 1999, and an immaterial amount of such loans at the end of prior years.

          Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans. When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

          The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 1999:

                                                                December 31,
                                      ------------------------------------------------------------------
                                        1999         1998           1997          1996            1995
                                      -------      -------        -------       -------         -------
Nonaccrual Loans                      $11,055      $11,581         $8,519        $9,493          $8,295

Loans Past Due 90 or
  More Days as to
  Interest or Principal                 2,674        1,839          3,246         4,212           1,841

Restructured Loans                          -            -              -             -               -

Total Nonperforming Loans              13,729       13,420         11,765        13,705          10,136

Other Real Estate Owned                   842          922            672           855           1,281
                                      -------      -------        -------       -------         -------

Total Nonperforming Assets            $14,571      $14,342        $12,437       $14,560         $11,417
                                      =======      =======        =======       =======         =======

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans                 $859         $940           $778        $1,040            $961

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans                  439          289            477           834             656
                                      -------      -------        -------       -------         -------

Net Impact on Interest
  Income of Nonperforming
  Loans                                  $420         $651           $301          $206            $305
                                      =======      =======        =======       =======         =======

         At December 31, 1999, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 14 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

         At December 31, 1999, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         At December 31, 1999, the Company had no loans that are considered highly-leveraged transactions under applicable regulations. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Possible Loan and Lease Losses

   A detailed analysis of the Company's allowance for loan and lease losses for the five years ended December 31, 1999, is shown below:

                                                                   December 31,
                                           -------------------------------------------------------------
                                             1999          1998         1997         1996         1995
                                           -------       -------      -------      -------       -------
Balance at Beginning of Year               $30,835       $28,467      $25,738      $23,038       $21,519

Charge-offs:
  Commercial and Industrial Loans            1,770         1,549        1,625          482           676
  Real Estate Loans:
    Construction and Land
      Development                                -             -           14            -           366
    Residential                              1,341           679        1,280        1,338           969
    Other                                    1,262         2,374          564          392           932
  Loans to Individuals                         784           599          398          452           872
                                           -------       -------      -------      -------       -------
    Total Charge-offs                       $5,157        $5,201       $3,881       $2,664        $3,815
                                           -------       -------      -------      -------       -------

Recoveries:
  Commercial and Industrial Loans              254           244          265          111           391
  Real Estate Loans:
    Construction and Land
      Development                               10             -            -          131           148
    Residential                                555           650          296          186           513
    Other                                    1,571           553          212          235           124
  Loans to Individuals                         111           162          274          201           258
                                           -------       -------      -------      -------       -------
    Total Recoveries                        $2,501        $1,609       $1,047         $864        $1,434
                                           -------       -------      -------      -------       -------
Net Charge-offs                             $2,656        $3,592       $2,834       $1,800        $2,381
                                           -------       -------      -------      -------       -------
Provisions Charged to Expense                5,960         5,960        5,563        4,500         3,900

Balance at End of Year                     $34,139       $30,835      $28,467      $25,738       $23,038
                                           =======       =======      =======      =======       =======
Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                          0.18%         0.26%        0.22%        0.16%         0.23%
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

          It is management's practice to review the allowance for loan and lease losses regularly to determine whether additional provision should be made after considering the factors noted above. In 1999, the provision was unchanged due to current loan quality, economic conditions, and net loan charge-offs in 1999.

          The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 1999 totaled $1,488,000, or 29% of the gross charge-off amount of $5,157,000, as compared to $2,677,000 or 51% of the gross charge-off amount of $5,201,000 in 1998. Partial charge-offs represented .1% and .2% of average total loans for 1999 and 1998, respectively.




                   (This space left intentionally left blank.)

          The year end 1999, 1998, 1997, 1996, and 1995 allocation of the allowance for loan and lease losses, and the percent of loans in each category to total loans, is illustrated in the following table (dollars in thousands):

                           Allocation of the Allowance for Loan and Lease Losses (1)
                           ---------------------------------------------------------

                                             1999              1998             1997               1996              1995
                                      ------------------ ----------------- ----------------- ----------------- ------------------
                                                 % Loan            % Loan            % Loan            % Loan            % Loan
                                                 Type to           Type to           Type to           Type to           Type to
                                                  Total             Total             Total             Total             Total
                                      Allowance   Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans
                                      ---------  ------- --------- ------- --------- ------- --------- ------  ---------  -------
Commercial and Industrial loans
 and leases                              $5,878    16.1%  $ 5,859    15.3%  $ 3,245    13.6%   $3,655   12.6%   $ 2,880    10.6%
Loans to financial institutions               -       -%        -       -%        -     0.2%        -      -%         -     0.1%
Real estate loans:
  Construction and land development       4,204     8.7%    2,528     5.9%    2,021     5.2%    1,647    4.2%       737     4.5%
  Residential                             4,119    41.3%    4,163    47.3%    5,836    50.0%    5,379   54.1%     5,184    57.1%
  Other                                  10,916    30.1%   11,378    28.2%    7,942    28.4%    8,957   27.1%     7,418    25.9%
Loans to individuals                      4,256     3.8%    3,268     3.3%    4,925     2.6%    2,600    2.0%     2,603     1.8%
Unallocated                               4,766      N/A    3,639      N/A    4,498      N/A    3,500     N/A     4,216      N/A
                                      ---------  ------- --------  -------  -------  -------  -------  ------   -------  -------
                                        $34,139   100.0%  $30,835   100.0%  $28,467   100.0%  $25,738  100.0%   $23,038   100.0%
                                      =========  ======= ========  =======  =======  =======  =======  ======   =======  =======

(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

------------

         The Company regards the allowance as a general allowance which is available to absorb losses from all loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge- offs in future periods will occur in these amounts or in these proportions.

Historical Statistics
---------------------

         The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for possible loan and lease losses:

                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           1999             1998            1997             1996            1995
                                       -------------    -------------   -------------    -------------   -------------
                                                                       (In Thousands)
Average Total Loans                      $1,490,479       $1,365,259      $1,285,715       $1,143,689      $1,039,181

Total Loans at Year End                   1,570,543        1,435,807       1,321,068        1,237,842       1,102,273

Net Charge-offs                               2,656            3,592           2,834            1,800           2,381

Allowance for Possible
  Loan and Lease Losses
  at Year End                                34,139           30,835          28,467           25,738          23,038

                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           1999             1998            1997             1996            1995
                                       -------------    -------------   -------------    -------------   -------------
Net Charge-offs to:
  Average Total Loans                        0.18%           0.26%            0.22%           0.16%            0.23%

  Total Loans at Year End                    0.17%           0.25%            0.21%           0.15%            0.22%

  Allowance for Possible
    Loan and Lease Losses                    7.78%          11.65%            9.96%           6.99%           10.34%

Allowance for Possible
  Loan and Lease Losses to:

  Average Total Loans                        2.29%           2.26%            2.21%           2.25%            2.22%

  Total Loans at Year End                    2.18%           2.15%            2.15%           2.08%            2.09%




                     (This space left intentionally blank.)

Deposit Structure
-----------------

          The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 1999:

                                                                Year Ended December 31,
                                 ---------------------------------------------------------------------------------------
                                          1999                            1998                           1997
                                 ------------------------      ---------------------------     -------------------------
                                                                 (Dollars in Thousands)
                                   Average      Average          Average       Average           Average      Average
                                   Amount         Rate            Amount          Rate            Amount        Rate
                                 ------------   ---------      -------------   -----------     -------------  ----------
Noninterest-
  Bearing Demand
  Deposits                          $220,777         -%            $193,652          -%            $173,146         -%

Savings Deposits                     572,142      2.84%             489,762       2.66%             424,165      2.31%

Time Deposits                        734,789      5.48%             700,998       5.75%             672,429      5.78%
                                 -----------                   ------------                    ------------

  Total                           $1,527,708      3.70%          $1,384,412       3.85%          $1,269,740      3.83%
                                 ===========                   ============                    ============

          The aggregate amount of jumbo certificates of deposit, issued in the amount of $100,000 or more was $195,939,000 in 1999, $145,049,000 in 1998, and
$127,823,000 in 1997.

          The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 1999. The Company has no other time deposits of $100,000 or more as of December 31, 1999.

           Maturity                      Amount of Time Certificates of Deposit
           ----------                    --------------------------------------
                                                     (In Thousands)
           3 months or less                              $71,251
           Over 3 through 6 months                        69,162
           Over 6 through 12 months                       29,157
           Over 12 months                                 26,369
                                                      -----------
           Total                                        $195,939
                                                      ===========


Short-Term Borrowings

          Information with respect to the Company's short-term borrowings is set forth in Footnote 7 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.



                     (This space left intentionally blank.)

Financial Ratios

          The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                               Year Ended December 31,
                                   -------------------------------------------
                                          1999          1998          1997
                                   -------------------------------------------
Earnings Ratios
Net Income on:
  Average Earning Assets                  1.34%          1.23%         1.34%

  Average Total Assets                    1.26           1.17          1.28

  Average Shareholders' Equity           17.90          15.00         15.20

Net Operating Income Before
  Securities and Mortgage
  Transactions:

    Average Earning Assets                1.37           1.14         12.34

    Average Total Assets                  1.28           1.07          1.18

    Average Shareholders' Equity         18.17          13.85         13.98

Liquidity and Capital Ratios

Average Shareholders' Equity
  to Average Earning Assets               7.46%          8.20%         8.82%

Average Shareholders' Equity
  to Average Total Assets                 7.04           7.75          8.41

Dividend Payout Ratio                    48.97          44.29         41.28

Tier 1 Leverage Ratio                     8.58           8.77          9.80

Tier 1 Risk-Based Ratio                  11.43          12.21         13.44

Total Risk-Based Capital Ratio           12.73          13.51         14.83



                     (This space left intentionally blank.)

          The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 1999 and 1998. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                             Year Ended December 31,
                                  ------------------------------------------------------------------------------
                                         1999 over 1998 (1)                        1998 over 1997 (1)
                                  ---------------------------------       --------------------------------------
Increase (decrease) in:             Volume      Rate        Total           Volume        Rate          Total
                                  ---------  ----------   ---------       ----------  ------------   -----------
Interest income:
Interest bearing deposits
  at banks                           ($278)       ($27)      ($305)            $449         ($154)         $295
Securities:
  U.S. Treasury and
  U. S. Government agencies           (339)       (158)       (497)           1,727          (509)        1,218
  State and municipal                2,613         154       2,767            8,529            50         8,579
  Other bonds and securities         2,658         202       2,860            1,219            57         1,276
                                  --------   ---------    --------        ---------   -----------    ----------
    Total securities                 4,932         198       5,130           11,475          (402)       11,073
                                  --------   ---------    --------        ---------   -----------    ----------
Federal funds sold                     250         (28)        222              (15)          119           104
Trading account securities            (306)       (349)       (655)             851             -           851
Loans:
  Commercial loans and
    lease financing                 11,565      (3,419)      8,146            9,544         1,663        11,207
  Installment loans                  1,075        (978)         97              775          (431)          344
  Mortgage loans                      (752)       (710)     (1,462)          (3,078)       (2,923)       (6,001)
                                  --------   ---------    --------        ---------   -----------    ----------
   Total loans                      11,888      (5,107)      6,781            7,241        (1,691)        5,550
                                  --------   ---------    --------        ---------   -----------    ----------
    Total interest income          $16,486     ($5,313)    $11,173          $20,001       ($2,128)      $17,873
                                  ========   =========    ========        =========   ===========    ==========
Interest expense:
Interest bearing deposits            5,221      (2,202)      3,019            4,178           682         4,860
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased          1,158        (101)      1,057            1,342          (462)          880
  Short-term borrowings               (228)        (53)       (281)             264             4           268
Long-term borrowings                 2,651        (300)      2,351            8,177          (587)        7,590
                                  --------   ---------    --------        ---------   -----------    ----------
      Total borrowed funds           3,581        (454)      3,127            9,783        (1,045)        8,738
                                  --------   ---------    --------        ---------   -----------    ----------
      Total interest expense        $8,802     ($2,656)     $6,146          $13,961         ($363)      $13,598
                                  ========   =========    ========        =========   ===========    ==========
Increase (decrease) in
  net interest income               $7,684     ($2,657)     $5,027           $6,040       ($1,765)       $4,275
                                  ========   =========    ========        =========   ===========    ==========
------------

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2.  PROPERTIES.
-------------------

          The Company does not own or lease any property. As of December 31, 1999, NPB owns 34 properties in fee and leases 41 other properties. The properties owned in fee, at such date, were not subject to any major liens, encumbrances, or collateral assignments.

         The principal office of the Company and of NPB is owned in fee and is located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512. The principal office of NPB's Chestnut Hill National Bank Division is leased and is located at 9 West Evergreen Avenue, Chestnut Hill, Philadelphia, Pennsylvania 19118. The principal office of NPB's 1st Main Line Bank Division is leased and is located at 528 East Lancaster Avenue, St. Davids, Pennsylvania 19087. The principal office of NPB's Elverson National Bank Division is owned in fee and is located at 83 West Main Street, Elverson, Pennsylvania 19520. The principal office of NPB's National Asian Bank Division is leased and is located at 1349 West Cheltenham Avenue, Suite 101, Elkins Park, Pennsylvania 19027.

          NPB presently has 60 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia.

          In addition to its branches, NPB presently owns or leases 70 automated teller machines located throughout the nine-county area, all of which are located at bank branch locations, except for 26 that are ?free-standing? (not located at a branch).

Item 3.  LEGAL PROCEEDINGS.
--------------------------

          Various actions and proceedings are presently pending to which NPB is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will have no material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

          The principal executive officers of the Company, as of the date hereof, are as follows:

                                               Principal Business Occupation
Name                           Age             During the Past Five Years
----                           ---             --------------------------

Lawrence T. Jilk, Jr.          61              Chairman and Chief Executive Officer of the Company since
                                               January 1990, and President of the Company from April 1988 to
                                               April 1998.  Also, Chairman of NPB.

Wayne R. Weidner               57              President of the Company since April 1998. Executive Vice President of the Company from April 1990 to April 1998, and Treasurer of the
                                               Company from 1983 to 1990.  Also, Chief Executive Officer and
                                               President of NPB.

Garry D. Koch                  45              Executive Vice President of NPB since September 1997, and Senior
                                               Vice President of NPB from 1992 to September 1997.

Glenn E. Moyer                 49              Executive Vice President of NPB and President of the Elverson
                                               Division since January 1999; President and Chief Executive Officer of Elverson National Bank from March 1995 to January 1999.

Sharon L. Weaver               52              Executive Vice President of NPB since April 1998, and Senior Vice
                                               President of NPB from 1991 to April 1998.

Sandra L. Spayd                56              Secretary of the Company, and Senior Vice President and Corporate
                                               Secretary of NPB.

Gary L. Rhoads                 45              Treasurer of the Company (Chief Financial Officer), and Executive
                                               Vice President, Controller and Cashier of NPB.

          Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. Executive Officers of the Bank are appointed by the Board of Directors of the Bank and serve until they resign, retire, become disqualified, or are removed by such Board.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ------- MATTERS.
         -----------------------------------------------------------------------

         The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "NPBC".

          The following table reflects the high and low closing sales prices reported for the Common Stock, and the cash dividends declared on the Common Stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid on December 22, 1999 and a 5-for-4 stock split paid on July 31, 1998.

                          MARKET VALUE OF COMMON STOCK

                                                     1999
                                             --------------------
                                              High           Low
                                             ------         -----
          lst Quarter                        25.95          21.19
          2nd Quarter                        24.29          20.48
          3rd Quarter                        26.19          20.24
          4th Quarter                        26.75          24.41


                                                     1998
                                             --------------------
                                              High           Low
                                             ------         -----
          lst Quarter                        28.19          22.67
          2nd Quarter                        27.48          25.14
          3rd Quarter                        25.90          19.88
          4th Quarter                        31.90          19.35

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              1999             1998
                                             ------           -----
          lst Quarter                        $0.19           $0.14
          2nd Quarter                         0.19            0.15
          3rd Quarter                         0.19            0.15
          4th Quarter                         0.20            0.18

          The Trust Preferred Securities of NPB Capital Trust are reported on Nasdaq's National Market under the symbol "NPBCP". The Preferred dividend is 9%.

          On November 15, 1999, the Company acquired RBO Funding, Inc. ("RBO"), a subprime residential mortgage broker based in McLean, Virginia. In a merger transaction in which RBO became a wholly-owned subsidiary of the Company, the Company exchanged 62,913 shares of the Company's common stock for all of the outstanding shares of stock of RBO, subject to certain indemnification obligations of the two RBO shareholders. The 62,913 shares were offered and sold solely to the two sole shareholders, who were founders, of RBO in exchange for the transfer of their entire ownership interests in RBO in the merger. The 62,913 shares were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption afforded by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In relying upon these exemptions, the Company took into account the limited number of only two RBO shareholders; the limitation of the Company's offering to these shareholders; the information regarding the Company and the merger furnished to the RBO shareholders; the representation of RBO and the two RBO shareholders by legal counsel in connection with the transaction; and the representations and warranties made by RBO and the two shareholders to the Company in connection with the transaction.

Item 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                        FIVE-YEAR STATISTICAL SUMMARY
                                (Dollars in thousands, except per share data)

Year Ended                                       1999            1998           1997            1996           1995
                                              ----------      ----------     ----------      ----------     ----------
STATEMENTS OF CONDITION
Total assets                                  $2,242,432      $2,121,248     $1,809,216      $1,604,566     $1,473,888
Total deposits                                 1,593,254       1,473,302      1,353,523       1,190,976      1,106,884
Loans and leases, net                          1,536,404       1,404,972      1,292,601       1,212,104      1,079,235
Total investment securities                      516,027         523,041        371,464         278,565        280,817
Total shareholders' equity                       147,696         158,774        148,928         137,519        126,897
Book value per share*                               8.33            8.90           8.30            7.66           7.09
Realized book value per share**                     8.98            8.36           7.88            7.41           6.72
Percent shareholders' equity to assets              6.59%           7.48%          8.23%           8.57%          8.61%
Trust assets                                     834,585         674,729        543,345         411,916        401,532

EARNINGS
Total interest income                           $164,270        $154,081       $139,266        $124,671       $115,446
Total interest expense                            82,753          76,607         63,009          53,914         51,410
                                              ----------      ----------     ----------      ----------     ----------
  Net interest income                             81,517          77,474         76,257          70,757         64,036
Provision for loan and lease losses                5,960           5,960          5,563           4,500          3,900
                                              ----------      ----------     ----------      ----------     ----------
  Net interest income after provision
   for loan and lease losses                      75,557          71,514         70,694          66,257         60,136
Other income                                      23,338          18,721         13,614          10,153          8,478
Other expenses                                    65,724          61,232         54,417          48,590         44,331
                                              ----------      ----------     ----------      ----------     ----------
  Income before income taxes                      33,171          29,003         29,891          27,820         24,283
Income taxes                                       5,762           6,085          8,344           8,531          7,279
                                              ----------      ----------     ----------      ----------     ----------
  Net income                                     $27,409         $22,918        $21,547         $19,289        $17,004
                                              ==========      ==========     ==========      ==========     ==========
Cash dividends paid                              $13,421         $10,151         $8,894          $7,413         $6,611
Return on average assets                            1.26%           1.17%          1.28%           1.27%          1.21%
Return on average shareholders' equity              17.9%           15.0%          15.2%           14.8%          14.9%
Return on average realized shareholders'            18.2%           15.9%          15.6%           15.2%          14.9%

PER SHARE DATA*
Basic earnings                                     $1.54           $1.28          $1.20           $1.08          $0.95
Diluted earnings                                    1.52            1.26           1.18            1.07           0.94
Dividends paid in cash                              0.75            0.57           0.49            0.41           0.37
Dividends paid in stock                                5%        5-for-4        4-for-3               5%             5%
                                                                   stock          stock
                                                                   split          split
SHAREHOLDERS AND STAFF
Average shares outstanding - basic *          17,792,492      17,836,656     17,970,695      17,940,083     17,819,109
Average shares outstanding - diluted*         18,074,809      18,198,377     18,277,412      18,085,076     18,068,771
Shareholders                                       3,110           3,208          3,202           3,102          3,133
Staff - Full-time equivalents                        715             749            718             681            613

 * Restated to reflect the acquisition of Elverson National Bank, a 5% stock dividend in 1999, a 5-for-4 stock split in 1998, a 4-for-3 stock split in 1997, and 5% stock dividends in 1996 and 1995.
** Excluding unrealized gain (loss) on investment securities available for sale.

         The unaudited quarterly results of the Company's operations in 1999 and 1998 are included in Footnote 21 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS.
         -----------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings results of operations of the Company with a primary focus on the Company's performance.

         As discussed below, in 1999 the Company acquired Elverson National Bank in a transaction accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the acquisition.

                               FINANCIAL CONDITION
                               -------------------

         During 1999 total assets increased to $2.242 billion, an increase of $121.1 million or 5.7% over the $2.121 billion at year-end 1998. Total assets at the end of 1998 increased $312.0 million or 17.2% over the $1.809 billion at year-end 1997.

         Total cash and cash equivalents increased $1.2 million or 1.8% in 1999 compared to 1998 versus an increase of $2.4 million or 3.8% in 1998 compared to 1997. The increase in 1999 is primarily due to cash and due from banks which was partially offset by a decrease in interest bearing deposits in banks.

         Net loans and leases increased to $1.536 billion during 1999, an increase of $131.4 million or 9.4% compared to 1998. Net loans increased $112.4 million in 1998 or 8.7% compared to 1997. Loan growth in 1999 was primarily the result of additional growth in the portfolio funded by the investment of deposits, securities sold under repurchase agreements, and federal funds
purchased  and  long-term  borrowings.   Residential  mortgages  originated  for
immediate resale during 1999 amounted to $50.4 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of
 .17% for 1999 versus .25% for the year 1998, and the ratio of nonperforming assets to total loans of .93% at December 31, 1999, compared to .99% at December 31, 1998. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $14.6 million at December 31, 1999, compared to $14.3 million at December 31, 1998. Of these amounts, nonaccrual loans represented $11.1 million and $11.6 million at December 31, 1999, and December 31, 1998, respectively. Loans 90 days past due and still accruing interest were $2.7 million and $1.8 million at December 31, 1999, and December 31, 1998, respectively. Other real estate owned was $842,000 and $922,000 at December 31, 1999, and December 31, 1998, respectively. The Company had no restructured loans at December 31, 1999 or December 31, 1998. The allowance for loan losses to nonperforming assets was 234.3% and 214.9% at December 31, 1999, and December 31, 1998, respectively. As is evident from the above amounts relative to nonperforming assets, there have been no significant changes between December 31, 1999, and December 31, 1998. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, which are the Company's secondary use of funds, decreased $7.0 million or 1.3% to $516.0 million at year-end 1999. In 1998, the investment portfolio reflected an increase of $151.6 million or 40.8% compared to 1997. The decrease in 1999 was due to investment purchases of $180.9 million, primarily in municipal securities, which were offset by calls and maturities of securities, investment securities sales and payments on mortgage-backed securities.

         Trading account securities decreased from $21.6 million to zero at December 31, 1999 due to the sale of all these securities. The Company has assessed its involvement in trading account activities and decided these activities do not meet with its strategic goals.

         As the primary source of funds, aggregate deposits of $1.593 billion increased $120.0 million or 8.1% compared to 1998. Deposits of $1.473 billion increased $119.8 million in 1998 or 8.8% compared to 1997. In addition to deposits, growth in earning assets has been partially funded through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $475.9 million at the end of 1999, a $8.3 million or 1.7%
increase compared to 1998. The 1998 amount of borrowings and purchased funds of $467.6 million represented an increase of $179.1 million or 62.1% compared to 1997. The increase in 1999 was due to an increase in short-term borrowings, primarily securities sold under repurchase agreements and federal funds purchased, of $40.6 million, which was partially offset by a decrease in long-term borrowings of $25.6 million.

         Shareholders' equity decreased by $11.1 million or 7.0% in 1999 to $147.7 million. This decrease was principally due to a decrease in accumulated other comprehensive income, as well as, purchases of treasury stock in accordance with the Company's announced stock repurchase program. Cash dividends paid in 1999 increased $3,269,000 or 32.2% compared to the cash dividends paid in 1998 which increased $1,258,000 or 14.1% compared to cash dividends paid in 1997. Earnings retained in 1999 were 51.0% compared to 55.7% in 1998.

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for 1999 of $27.4 million was 19.6% more than the $22.9 million reported in 1998. The 1998 amount was 6.4% more than the $21.5 million in 1997. On a per share basis, basic earnings were $1.54, $1.28, and $1.20 for 1999, 1998, and 1997, respectively. Diluted earnings per share were $1.52, $1.26, and $1.18 for 1999, 1998, and 1997, respectively.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $4.0 million or 5.2% to $81.5 million in 1999 from the 1998 amount of $77.5 million. The increase in interest income is a result of increased investment and loan income due to growth in loan outstandings and higher rates on loans that were partially offset by growth in deposits and higher rates on deposits and borrowings. The Company's interest rate spread decreased from 4.48% in 1998 to 4.31% in 1999. The primary reasons for this decrease include the increased investment in bank owned life insurance from which the income is reported in other income but the cost of funding the investment is included in interest expense, and the increase in the investment portfolio utilizing incremental borrowings that result in a spread that is narrower than historical spreads but ultimately provides increased net interest income. Interest rate risk is a major concern in forecasting the earnings potential. From November 18, 1998 to June 30, 1999, the prime rate was 7.75%. From July 1, 1999 to August 24, 1999, the prime rate was 8.00%. From August 25, 1999 to November 15, 1999, the prime rate was 8.25%. On November 16, 1999, the prime rate changed to 8.50%. From March 26, 1997 to September 28, 1998, the prime rate was 8.50%. From September 29, 1998 to October 15, 1998, the prime rate was 8.25%. From October 16, 1998 to November 17, 1998, the prime rate was 8.00%. On November 18, 1998, the prime rate changed to 7.75%. Interest expense during 1999 increased $6.1 million or 8.0% compared to the prior year due to higher interest rates on deposits and long-term borrowings. Interest expense during 1998 increased $13.6 million or 21.6% compared to 1997. In addition to the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $5,960,000 for both the year ended December 31, 1999 and the year ended December 31, 1998. The provision for loan and lease losses was $5,563,000 for 1997. The allowance for loan and lease losses of $34.1 million at year-end 1999 and $30.8 million at year-end 1998 as a percentage of total loans was 2.2% for 1999 and 2.1% for 1998. Net loan chargeoffs of $2,656,000, $3,592,000, and $2,834,000 during 1999, 1998, and 1997, respectively, continue to be comparable with those of the Company's peers.

         The increase in other income in 1999 compared to 1998 was $4,617,000 or 24.7% as a result of increased other service charges and fees of $2,393,000, increased trading revenue of $1,316,000, an activity that was discontinued by the end of 1999, increased mortgage banking income of $1,033,000, increased trust income of $742,000, increased bank owned life insurance income of $666,000, and increased service charges on deposit accounts of $491,000. These gains were partially offset by a decrease in net gains on sale of investment securities of $1,873,000 and a decrease in equity in undistributed net earnings of affiliates of $151,000. The increase in other income in 1998 compared to 1997 was $5,107,000 or 37.5% as a result of increased other service charges and fees of $2,057,000, increased bank owned life insurance of $1,604,000, increased trading revenue of $739,000, increased trust income of $526,000, increased service charges on deposit accounts of $239,000, and increased net gains on sale of investment securities of $129,000. Sales of investment securities in 1999 and 1998 totaled $45.7 million and $55.4 million, respectively. "Total other expenses" increased $4,492,000 or 7.3% in 1999 when compared to 1998. By category, the Company's "salaries, wages and employee benefits" increased $3,980,000, "net premises and equipment" increased $777,000, and "other operating" decreased $265,000. "Total other expenses" increased $6,815,000 or 12.5% in 1998 when compared to 1997. By category, the Company's "other operating" increase $3,227,000, "salaries, wages and employee benefits" increased $2,868,000, "net premises and equipment" increased $720,000. For 1999, 1998, and 1997, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

         Income before income taxes increased in 1999 by $4,168,000 or 14.4% compared to 1998 when income before income taxes decreased by $888,000 or 2.9% compared to 1997. Income taxes decreased $323,000 in 1999 compared to 1998 while income taxes decreased $2,259,000 compared to 1997. The decreased income taxes are the result of higher levels of tax advantaged investments.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $153.8 million during 1999. Long-term borrowings decreased $25.5 million during 1998.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 1999:

                                                       Repricing Periods
                                      -----------------------------------------------------
                                                             Three
                                          Within             Months             One Year
                                          Three            Through One           Through              Over
                                          Months              Year             Five Years          Five Years
                                      -------------      --------------       -------------       ------------
Assets                                                            (In thousands)
 Interest bearing deposits at banks         $4,039               $   -               $   -              $   -
 Investment securities                         234              58,056             158,396            299,341
 Loans and leases(1)                       448,633             227,063             524,161            356,547
 Other assets                                    -                   -                   -            185,962
                                      -------------      --------------       -------------       ------------
                                           452,906             285,119             682,557            821,850
                                      -------------      --------------       -------------       ------------
Liabilities and equity
 Non-interest bearing deposits             210,272                   -                   -                  -
 Interest bearing deposits(2)              441,661             374,715             178,490            388,116
 Borrowed funds                            222,985                   -              92,500            120,188
 Preferred securities                            -                   -                   -             40,250
 Other liabilities                               -                   -                   -             25,559
 Hedging instruments                       100,000             (50,000)            (50,000)                 -
 Shareholders' equity                            -                   -                   -            147,696
                                      -------------      --------------       -------------       ------------
                                           947,918             324,715             220,990            721.809
                                      -------------      --------------       -------------       ------------

Interest sensitivity gap                  (522,012)            (39,596)            461,567            100,041
                                      -------------      --------------       -------------       ------------

Cumulative interest rate
   sensitivity gap                       ($522,012)          ($561,608)          ($100,041)             $   -
                                      =============      ==============       =============       ============

------------
(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 1999. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 29.3% of these deposits are considered repriceable within three months and 70.7% are considered repriceable in the over five years category.
------------

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 1999 are as follows:

MVPE
Change In Interest Rate              Amount                      % Change
--------------------------         ------------                ---------------
                                  (In thousands)
+300 Basis Points                     $180,434                      (40)%
+200 Basis Points                      218,745                      (28)
+100 Basis Points                      259,704                      (14)
Flat Rate                              301,716                        -
-100 Basis Points                      340,134                       13
-200 Basis Points                      367,696                       22
-300 Basis Points                      387,258                       28

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

         The Company anticipates interest rate levels will rise in the first half of 2000, with no clear indication of sustainable rising or falling rates thereafter. Given this assumption, the Company's asset/liability strategy for 2000 is to achieve a reduced negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a rising interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY
                                ----------------

         The following table sets forth certain capital performance ratios for the Company.

                                   1999              1998            1997
                               -------------     -------------   -------------

CAPITAL PERFORMANCE
  Return on average assets           1.26             1.17            1.28
  Return on average equity          17.90            15.00           15.20
  Earnings retained                 51.00            55.70           58.70

CAPITAL LEVELS

                                                               Tier 1 Capital to        Total Capital to
                                      Tier 1 Capital to          Risk-Weighted            Risk-Weighted
                                     Average Assets Ratio        Assets Ratio             Assets Ratio
                                     ---------------------------------------------------------------------
                                     Dec. 31,    Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,
                                       1999        1998        1999         1998        1999        1998
                                       ----        ----        ----         ----        ----        ----
The Company                            8.58%       8.77%       11.43%      12.21%      12.73%       13.51%
National Penn Bank                     6.83%       6.80%        9.16%       9.52%      10.42%       10.78%
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 1999, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 1999, the Company meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

         In July 1999, The Company's Board of Directors approved the repurchase of up to 850,000 shares of its common stock to be used for the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock-based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. At December 31, 1999, the Company repurchased a total of 289,874 shares at an aggregate cost of $7,104,148. A prior stock repurchase program ended in June 1998.

                      ACQUISITION OF ELVERSON NATIONAL BANK
                      -------------------------------------

         On January 4, 1999, the Company acquired Elverson National Bank ("Elverson") by its merger with and into National Penn Bank, the Company's banking subsidiary. Under the terms of the merger, each outstanding share of Elverson stock was converted into 1.54219 shares of the Company's common stock, resulting in issuance of 4,012,642 shares of the Company's common stock. Outstanding options for Elverson stock were converted into options for 61,048 shares of the Company's common stock. Share information has been restated for a 5% stock dividend paid December 22, 1999. This transaction was accounted for under the pooling of interests method of accounting, and accordingly all historical information for the Company has been restated to include Elverson historical financial information as if the combining companies had been consolidated for all periods presented herein.

         The Company anticipates that the Elverson acquisition will be accretive to the Company's earnings in 2000.

                                 FUTURE OUTLOOK
                                 --------------

         In 2000, the Company anticipates opening four new branches, one in its 1ST Main Line Bank Division, one in Montgomery County, one in Berks County, and one in Philadelphia.

         In 1999, National Penn Mortgage Company was incorporated as a subsidiary of National Penn Bank, the Company's banking subsidiary. National Penn Mortgage Company is a mortgage banking company and will provide traditional mortgage services and nonconforming residential mortgages. In 2000, the Company anticipates incurring implementation costs associated with National Penn Mortgage Company, but does not expect these costs to have a material effect on net income.

         In 1999, National Penn Mortgage Company acquired RBO Funding, Inc. in McClean Virginia. RBO Funding, Inc. is expected to enhance the residential mortgage services of National Penn Mortgage Company, particularly in the sub-prime lending market. The Company anticipates incurring integration costs associated with the acquisition of RBO Funding, Inc., but does not anticipate these costs to have a material effect on 2000 earnings.

         1874 Financial Corp. was incorporated at the end of 1999 as a subsidiary of National Penn Bank. 1874 Financial Corp. will specialize in making sub-prime business loans to small and mid-sized companies. Initial costs associated with this initiative are not expected to have a material effect on net income for the year 2000.

         The following is a Year 2000 readiness statement.

          As reported in previous filings, the Company assessed its state of readiness for Year 2000, became knowledgeable concerning the risks of non-compliance, implemented and carried out an action plan to achieve Year 2000 compliance, and developed contingency plans, all in an effort to successfully deal with Year 2000 issues. The Company did not suffer any Year 2000 related business interruptions on January 1, 2000 and has not suffered any problems since that date. The Company does not anticipate making any material expenditures for Year 2000 compliance purposes in 2000 or that Year 2000 issues will have any material effect on the Company in 2000 or thereafter.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

          The Company has projected that net income will increase in 2000 over 1999 net income. The Company has also discussed its Year 2000 compliance effort, branch locations, as well as, recent investments in new companies in this report. These, and any other statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions are forward-looking statements.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Company's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (c) costs of the Company's planned training initiatives, product development, branch expansion and new technology and operating systems, may exceed expectations; (d) volatility in the Company's market area due to recent mergers may have unanticipated consequences, such as customer turnover; and (e) changes in the regulatory environment, securities markets, general business conditions, and inflation may be adverse. These risks and uncertainties are all difficult to predict, and most are beyond the control of the Company's management.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

         Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

                 NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

Consolidated Balance Sheets
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                                December 31,
ASSETS                                                                                    1999                1998
                                                                                      -----------         -----------

Cash and due from banks                                                               $    62,953         $    55,024
Interest bearing deposits in banks                                                          4,039              10,777
                                                                                      -----------         -----------

       Total cash and cash equivalents                                                     66,992              65,801

Trading account securities                                                                     --              21,589
Investment securities available for sale                                                  516,027             523,041
Loans and leases, less allowance for loan and lease losses of $34,139
    and $30,835 in 1999 and 1998, respectively                                          1,536,404           1,404,972
Premises and equipment, net                                                                23,289              23,607
Accrued interest receivable                                                                13,855              14,592
Bank owned life insurance                                                                  48,494              41,604
Investments, at equity                                                                      2,147               4,728
Other assets                                                                               35,224              21,314
                                                                                      -----------         -----------

       Total assets                                                                   $ 2,242,432         $ 2,121,248
                                                                                      ===========         ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Non-interest bearing                                                              $   210,272         $   222,816
    Interest-bearing                                                                    1,382,982           1,250,486
                                                                                      -----------         -----------

       Total deposits                                                                   1,593,254           1,473,302

Securities sold under repurchase agreements and federal funds purchased                   200,148             159,586
Short-term borrowings                                                                      12,448              19,132
Long-term borrowings                                                                      223,077             248,627
Guaranteed preferred beneficial interests in Company's subordinated debentures             40,250              40,250
Accrued interest payable and other liabilities                                             25,559              21,577
                                                                                      -----------         -----------

       Total liabilities                                                                2,094,736           1,962,474
                                                                                      -----------         -----------

Shareholders' equity
    Preferred stock, no stated par value;
       authorized 1,000,000 shares, none issued                                                --                  --
    Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 1999 - 17,736,699; 1998 - 17,839,103,
       net of shares in Treasury:  1999 - 108,176; 1998 - 0                               135,526             114,294
    Retained earnings                                                                      26,739              34,927
    Accumulated other comprehensive (loss) income                                         (11,616)              9,553
    Treasury stock, at cost                                                                (2,953)                 --
                                                                                      -----------         -----------

       Total shareholders' equity                                                         147,696             158,774
                                                                                      -----------         -----------

       Total liabilities and shareholders' equity                                     $ 2,242,432         $ 2,121,248
                                                                                      ===========         ===========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                   Year ended December 31,
                                                                                1999         1998            1997
                                                                             ---------     ---------      ---------
INTEREST INCOME
Loans and leases, including fees                                             $ 131,861     $ 125,152      $ 119,742
Investment securities
    Taxable                                                                     19,961        17,598         15,104
    Tax-exempt                                                                  11,524         9,669          4,008
Federal funds sold                                                                 489           267            163
Trading assets                                                                     196           851             --
Deposits in banks                                                                  239           544            249
                                                                             ---------     ---------      ---------
       Total interest income                                                   164,270       154,081        139,266
                                                                             ---------     ---------      ---------
INTEREST EXPENSE
Deposits                                                                        56,537        53,518         48,658
Securities sold under repurchase agreements, and federal funds purchased         7,165         6,108          5,228
Short-term borrowings                                                              272           553            285
Long-term borrowings                                                            18,779        16,428          8,838
                                                                             ---------     ---------      ---------
       Total interest expense                                                   82,753        76,607         63,009
                                                                             ---------     ---------      ---------
       Net interest income                                                      81,517        77,474         76,257
Provision for loan and lease losses                                              5,960         5,960          5,563
                                                                             ---------     ---------      ---------
       Net interest income after provision for loan and lease losses            75,557        71,514         70,694
                                                                             ---------     ---------      ---------
OTHER INCOME
Trust income                                                                     4,006         3,264          2,738
Service charges on deposit accounts                                              5,757         5,266          5,027
Bank owned life insurance income                                                 2,270         1,604             --
Other service charges and fees                                                   8,104         5,711          3,654
Net gains on sale of investment securities                                          15         1,888          1,759
Mortgage banking income (loss)                                                     953           (80)            14
Equity in undistributed net earnings of affiliates                                 178           329            422
Trading revenue                                                                  2,055           739             --
                                                                             ---------     ---------      ---------
       Total other income                                                       23,338        18,721         13,614
                                                                             ---------     ---------      ---------
OTHER EXPENSES
Salaries, wages and employee benefits                                           37,247        33,267         30,399
Net premises and equipment                                                      10,404         9,627          8,907
Other operating                                                                 18,073        18,338         15,111
                                                                             ---------     ---------      ---------
       Total other expenses                                                     65,724        61,232         54,417
                                                                             ---------     ---------      ---------
       Income before income taxes                                               33,171        29,003         29,891
Income taxes                                                                     5,762         6,085          8,344
                                                                             ---------     ---------      ---------
       Net income                                                            $  27,409     $  22,918      $  21,547
                                                                             =========     =========      =========
PER SHARE OF COMMON STOCK
    Basic earnings                                                           $    1.54     $    1.28      $    1.20
    Diluted earnings                                                         $    1.52     $    1.26      $    1.18
    Dividends paid in cash                                                   $    0.75     $    0.57      $    0.49

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                      Additional                 other
                                               Common                   paid-in     Retained  comprehensive Treasury Comprehensive
                                               Shares      Par value    capital     earnings  (loss) income   stock      income
                                               ------      ---------    -------     --------  -------------   -----      ------
Balance at January 1, 1997                    17,107,631    $ 23,133    $ 97,762    $ 12,985    $  4,465    $  (826)

    Net income                                        --          --          --      21,547          --         --    $  21,547
    Cash dividends declared                           --          --          --      (9,200)         --         --
    Shares issued under stock-based
       plans                                      46,116       2,487         939      (2,901)         --         --
    Other comprehensive income, net
       of reclassification adjustment
       and taxes                                      --          --          --          --       3,183         --        3,183
                                                                                                                       ---------
    Total comprehensive income                                                                                         $  24,730
                                                                                                                       =========
    Effect of treasury stock transactions        (73,419)         --      (2,044)         --          --     (2,602)
                                              ----------    --------    ------      --------    --------    -------

Balance at December 31, 1997                  17,080,328      25,620      96,657      22,431       7,648     (3,428)

    Net income                                        --          --          --      22,918          --         --    $  22,918
    Cash dividends declared                           --          --          --     (10,422)         --         --
    Shares issued under stock-based
       plans                                      42,946         855          --          --          --         --
    Other comprehensive income, net
       of reclassification adjustment
       and taxes                                      --          --          --          --       1,905         --        1,905
                                                                                                                       ---------
    Total comprehensive income                        --          --          --          --          --         --    $  24,823
                                                                                                                       =========
    Conversion to no par value stock                  --      95,490     (95,107)         --          --         --
    Effect of treasury stock transactions       (133,652)     (7,671)     (1,550)         --          --      3,428
                                              ----------    --------    ------      --------    --------    -------

Balance at December 31, 1998                  16,989,622     114,294          --      34,927       9,553         --

    Net income                                        --          --          --      27,409          --         --    $  27,409
    Cash dividends declared                           --          --          --     (14,478)         --         --
    5% stock dividend                            850,577      21,119          --     (21,119)         --         --
    Shares issued under stock-based
       plans                                       4,676         693          --          --          --         --
    Other comprehensive (loss), net
       of reclassification adjustment
       and taxes                                      --          --          --          --     (21,169)        --      (21,169)
                                                                                                                       ---------
    Total comprehensive income                        --          --          --          --          --         --    $   6,240
                                                                                                                       =========
    Effect of treasury stock transactions       (108,176)       (580)         --          --          --     (2,953)
                                              ----------    --------    ------      --------    --------    -------

Balance at December 31, 1999                  17,736,699    $135,526    $     --    $ 26,739    $(11,616)   $(2,953)
                                              ==========    ========    ======      ========    ========    =======

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                           Year ended December 31,
                                                                                      1999           1998           1997
                                                                                   ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $  27,409      $  22,918      $  21,547
    Adjustments to reconcile net income to net cash provided
          by operating activities
       Provision for loan and lease losses                                             5,960          5,960          5,563
       Depreciation and amortization                                                   4,655          4,283          4,018
       Trading account securities                                                     21,589        (21,589)            --
       Deferred income tax benefit                                                   (12,476)          (609)        (1,755)
       Amortization of premiums and discounts on investment
          securities, net                                                              1,875          1,040             61
       Investment securities gain, net                                                   (15)        (1,888)        (1,759)
       Mortgage loans originated for resale                                          (50,437)       (70,586)       (39,061)
       Sale of mortgage loans originated for resale                                   50,870         71,195         39,468
       Changes in assets and liabilities
          (Increase) decrease in accrued interest receivable                             737         (3,319)        (2,468)
          (Decrease) increase in accrued interest payable                              3,018            185          2,595
          Decrease (increase) in other assets                                         (2,547)           122           (826)
          Increase (decrease) in other liabilities                                       (93)         2,888           (720)
                                                                                   ---------      ---------      ---------

              Net cash provided by operating activities                               50,545         10,600         26,663
                                                                                   ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in term funds sold                                                           --        (15,000)            --
    Proceeds from sales of investment securities available for sale                   45,661         55,435         16,238
    Proceeds from maturities of investment securities held to maturity                    --          7,206          6,712
    Proceeds from maturities of investment securities available for sale             121,830         51,243         27,125
    Purchase of investment securities available for sale                            (180,925)      (264,219)      (136,921)
    Net increase in loans                                                           (137,392)      (118,331)       (86,060)
    Proceeds from sales of foreclosed real estate                                         --             28            214
    Purchases of premises and equipment                                               (3,657)        (2,101)        (4,370)
    Purchase of bank-owned life insurance                                             (6,890)       (21,604)       (20,000)
                                                                                   ---------      ---------      ---------

              Net cash used in investing activities                                 (161,373)      (307,343)      (197,062)
                                                                                   ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in interest and non-interest
       bearing demand deposits and savings accounts                                   20,018        126,975         51,759
    Net (decrease) increase in certificates of deposit                                99,934         (7,196)       110,788
    Net increase (decrease) in securities sold under
       agreements to repurchase and federal funds purchased                           40,562         88,398        (90,659)
    Net (decrease) increase in short-term borrowings                                  (6,684)        12,647           (428)
    Proceeds from long-term borrowings                                                50,100        105,000        130,350
    Repayments of long-term borrowings                                               (75,650)       (11,982)       (51,000)
    Issuance of subordinated debentures                                                   --             --         40,250
    Issuance of common stock under dividend reinvestment and stock option plan           693          1,238            525
    Effect of treasury stock transactions                                             (3,533)        (5,793)        (4,646)
    Cash dividends                                                                   (13,421)       (10,151)        (8,894)
                                                                                   ---------      ---------      ---------

              Net cash provided by financing activities                              112,019        299,136        178,045
                                                                                   ---------      ---------      ---------

              Net increase in cash and cash equivalents                                1,191          2,393          7,646

Cash and cash equivalents at beginning of year                                        65,801         63,408         55,762
                                                                                   ---------      ---------      ---------

Cash and cash equivalents at end of year                                           $  66,992      $  65,801      $  63,408
                                                                                   =========      =========      =========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by National Penn Bancshares, Inc. (the Company), and its wholly owned subsidiaries, National Penn Bank (the Bank), Investors Trust Company (ITC), National Penn Investment Company, National Penn Life Insurance Company, and Penn Securities, Inc., conform with generally accepted accounting principles and with general practice within the banking industry.

         Penn  Securities,   Inc.,  is  a  registered  broker  dealer  with  the
    Securities and Exchange Commission and is a member of the National Association of Securities Dealers. Operations commenced in November 1998.

         In May 1999, the Bank formed National Penn Mortgage Company. National Penn Mortgage Company is a mortgage banking company and is engaged in the activity of extending credit and servicing loans. In November 1999, National Penn Mortgage Company acquired RBO Funding, Inc. in McClean, Virginia. RBO Funding, Inc. enhances the Company's lending services in the residential mortgage arena, particularly in the sub-prime market.

       The Company, primarily through its Bank subsidiary, has been serving residents and businesses of southeastern Pennsylvania since 1874. The Bank, which has in excess of 60 branch locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits. Trust services are provided through ITC. The Bank, ITC and Penn Securities encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

       The Company, the Bank, ITC and Penn Securities, Inc. are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries on a consolidated basis. Investments owned between 20% and 50% are accounted for using the equity method. All material intercompany balances have been eliminated. As a result of the merger with Elverson National Bank as more fully described in note 2 below, the financial statements have been restated to reflect the impact on Elverson Bank.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

       The Company entered into interest rate swap and floor agreements to manage its sensitivity to interest rate risk. For interest rate risk management swap and floors agreements, interest income or interest expense is accrued over the terms of the agreements and transaction fees are deferred and amortized to interest income or expense over the terms of the agreements. The fair value of interest rate swap and floor agreements used for interest rate risk management are not recognized in the consolidated financial statements.

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Subsequent to FAS No. 133, the FASB issued SFAS No. 107 which amended the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as amended by SFAS No. 137 is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       PENSION PLAN

       The  Company  follows  the SFAS No.  132,  Employers'  Disclosures  about
    Pensions  and  Other  Postretirement   Benefits,  which  revises  employers'
    disclosures about pension and other postretirement benefit plans.

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

    STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                       Year ended December 31,
                           ------------------------------------------------
                                1999             1998               1997
                           ------------      ------------      ------------

       Interest            $     79,832      $     74,918      $     60,594
       Taxes                      7,323             8,288            10,713

    LOAN FEES AND RELATED COSTS

                  The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

    EARNINGS PER SHARE

           Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

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

    ADVERTISING COSTS

           It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997, was approximately $2,362,000, $2,707,000, and
    $1,784,000, respectively.

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

                                         December 31, 1999               December 31, 1998            December 31, 1997
                                  -----------------------------    ----------------------------   -----------------------------
                                   Before       Tax      Net of     Before      Tax      Net of    Before      Tax      Net of
                                    tax      (expense)    tax        tax     (expense)    tax       tax     (expense)    tax
                                   amount     benefit    amount     amount    benefit    amount    amount    benefit    amount
                                  --------   --------   --------   --------  --------   --------  --------  --------   --------
    Unrealized gains (losses)
      on securities
     Unrealized holding (losses)
      gains arising
      during period               $(32,540)  $ 11,381   $(21,159)  $  4,819  $ (1,687)  $  3,132  $  6,656  $ (2,330)  $  4,326

     Less reclassification
      adjustment for gains
      realized in net income            15         (5)        10      1,888      (661)     1,227     1,759      (616)     1,143
                                  --------   --------   --------   --------  --------   --------  --------  --------   --------

    Other comprehensive
     (loss) income, net           $(32,555)  $ 11,386   $(21,169)  $  2,931  $ (1,026)  $  1,905  $  4,897  $ (1,714)  $  3,183
                                  ========   ========   ========   ========  ========   ========  ========  ========   ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.  ACQUISITION

          On February 14, 2000, the Company entered into a definitive agreement to acquire Panasia Bank (Panasia). Consummation of the merger is conditional upon regulatory and shareholder approval. Under terms of the agreement, each share, including outstanding options, of Panasia will be purchased for $29 per share. As of December 31, 1999, there were 664,783 shares of Panasia common stock issued and outstanding and 39,000 options issued and outstanding. This transaction is anticipated to be accounted for under the purchase method of accounting.

          On January 4, 1999, the Company, through the Bank, completed a merger with Elverson National Bank (Elverson). Under the terms of the merger, each share of Elverson was converted into 1.54219 shares of the Company's common stock, resulting in an issuance of 4,012,642 shares of the Company's common stock. In addition, outstanding stock options to purchase Elverson common stock were converted into stock options to purchase 61,048 shares of the Company's common stock, with an exercise price of $12.36 to $14.99 per share. This transaction was accounted for under the pooling of interests method of accounting.

3.  INVESTMENT SECURITIES


    The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities at December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                                             December 31, 1999
                                                        ----------------------------------------------------------
                                                                           Gross         Gross
                                                          Amortized      unrealized    unrealized          Fair
                                                            cost           gains         losses            value
                                                        -----------    ------------   ------------     -----------
          U.S. Treasury and U.S. Government
              agencies                                  $   103,092  $          716  $       2,084     $   101,724
          State and municipal bonds                         236,768             293         15,287         221,774
          Mortgage-backed securities                        136,684             311          3,068         133,927
          Marketable equity securities and other             57,354           2,677          1,429          58,602
                                                        -----------    ------------   ------------     -----------

                Totals                                  $   533,898   $       3,997   $     21,868     $   516,027
                                                         ==========    ============    ===========      ==========

                                                                             December 31, 1998
                                                        ----------------------------------------------------------
                                                                           Gross         Gross
                                                          Amortized      unrealized    unrealized         Fair
                                                            cost           gains         losses           value
                                                        -----------    ------------   ------------     -----------
          U.S. Treasury and U.S. Government
              agencies                                  $   105,537   $       3,625$            73     $   109,089
          State and municipal bonds                         230,260           9,050            240         239,070
          Mortgage-backed securities                        126,329           1,528            488         127,369
          Marketable equity securities and other             46,230           3,452          2,169          47,513
                                                        -----------    ------------   ------------     -----------

                Totals                                  $   508,356    $     17,655  $       2,970     $   523,041
                                                         ==========     ===========   ============      ==========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

3.  INVESTMENT SECURITIES - Continued

       The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 1999 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized         Fair
                                                          cost           value
                                                      -----------    -----------

       Due in one year or less                        $     6,785    $     6,794
       Due after one through five years                    72,479         73,008
       Due after five through ten years                    75,358         73,049
       Due after ten years                                321,922        304,574
       Marketable equity securities and other              57,354         58,602
                                                      -----------    -----------

                                                      $   533,898    $   516,027
                                                      ===========    ===========

          Proceeds from the sales of investment securities during 1999, 1998 and 1997, were $45,661,000, $55,435,000 and $16,238,000, respectively. Gross gains realized on those sales were $324,000, $1,890,000 and $1,788,000 in 1999, 1998 and 1997, respectively, gross losses were $339,000 in 1999 and losses were not material in 1998 and 1997.

          As of December 31, 1999 and 1998, investment securities with a book value of $270,604,000 and $168,729,000, respectively, were pledged to secure public deposits and for other purposes as provided by law.

    As of December 31, 1999 and 1998, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

4.  LOANS AND LEASES

       Major classifications of loans and leases are as follows (in thousands):

                                                                 December 31,
                                                             1999            1998
                                                        ------------    ------------
       Commercial and industrial loans and leases       $    252,992    $    220,192
       Real estate loans
           Construction and land development                 136,105          84,520
           Residential                                       649,692         678,889
           Other                                             472,447         404,865
       Loans to individuals                                   59,307          47,341
                                                        ------------    ------------
                                                           1,570,543       1,435,807
       Allowance for loan and lease losses                   (34,139)        (30,835)
                                                        ------------    ------------

                Total loans and leases, net             $  1,536,404    $  1,404,972
                                                        ============    ============

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

4.  LOANS AND LEASES - Continued

       Loans and leases on which the accrual of interest has been discontinued or reduced amounted to approximately $11,055,000 and $11,581,000 at December 31, 1999 and 1998, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $420,000 and $651,000 for 1999 and 1998, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $2,673,000 and $1,839,000 at December 31, 1999 and 1998, respectively.

       The balance of impaired loans was $8,823,000 at December 31, 1999. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $8,823,000 of non-accrual loans. The allowance for loan loss associated with the $8,823,000 of impaired loans was $2,437,000 at December 31, 1999. The average impaired loan balance was $8,854,000 during 1999 and the income recognized on impaired loans during 1999 was $439,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

       The balance of impaired loans was $8,157,000 at December 31, 1998. The impaired loan balance included $8,157,000 of non-accrual loans. The allowance for loan loss associated with the $8,157,000 of impaired loans was $1,359,000 at December 31, 1998. The average impaired loan balance was $6,828,000 and $4,816,000 in 1998 and 1997, respectively, and the income recognized on impaired loans during 1998 and 1997 was $289,000 and $477,000, respectively.

       Changes in the allowance for loan and lease losses were as follows (in thousands):

                                                          Year ended December 31,
                                               ----------------------------------------------
                                                   1999              1998            1997
                                               ------------      ------------    ------------
       Balance, beginning of year              $     30,835      $     28,467    $     25,738
          Provision charged to operations             5,960             5,960           5,563
          Loans and leases charged off               (5,157)           (5,201)         (3,881)
          Recoveries                                  2,501             1,609           1,047
                                               ------------      ------------    ------------

       Balance, end of year                    $     34,139      $     30,835    $     28,467
                                               ============      ============    ============

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

5.  PREMISES AND EQUIPMENT

          Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                                  December 31,
                                                           Estimated     ------------------------------
                                                          useful lives        1999              1998
                                                       ---------------   ------------      ------------
       Land                                              Indefinite      $      2,766      $      3,025
       Buildings                                       5 to 40 years           16,178            16,115
       Equipment                                       3 to 10 years           25,115            21,847
       Leasehold improvements                          2 to 40 years            4,597             3,919
                                                                         ------------      ------------
                                                                               48,656            44,906
       Accumulated depreciation and amortization                              (25,367)          (21,299)
                                                                         ------------      ------------

                                                                         $     23,289      $     23,607
                                                                         ============      ============

          Depreciation   and   amortization   expense  amounted  to  $3,976,000,
    $3,550,000 and  $3,340,000  for the years ended December 31, 1999,  1998 and
    1997, respectively.

6.  DEPOSITS

          The aggregate  amount of jumbo  certificates  of deposit,  each with a
    minimum  denomination  of  $100,000,  was  approximately   $195,939,000  and
    $145,049,000 in 1999 and 1998, respectively.

         At December 31, 1999, the scheduled maturities of certificates of deposit are as follows (in thousands):

          2000                                   $   625,025
          2001                                       110,739
          2002                                        34,548
          2003                                        21,025
          2004                                        14,632
          Thereafter                                   4,159
                                                 -----------
                                                 $   810,128
                                                 ===========

7.  SHORT-TERM BORROWINGS

          Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                                        Year ended December 31,
                                                           -----------------------------------------------
                                                               1999              1998              1997
                                                           -----------       -----------      ------------
       Securities sold under repurchase agreements
             and federal funds purchased
          Balance at year-end                              $   200,148       $   159,586      $     86,188
          Average during the year                              158,669           133,380           106,131
          Maximum month-end balance                            213,735           191,307           168,508
          Weighted average rate during the year                   4.52%             4.76%            5.15%
          Rate at December 31                                     4.30%             4.37%            5.58%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

7.  SHORT-TERM BORROWINGS - Continued

                                                                       Year ended December 31,
                                                         ------------------------------------------------
                                                              1999             1998             1997
                                                         ------------      ------------     -------------
       Short-term borrowings
          Balance at year-end                            $     12,448      $     19,132     $       6,109
          Average during the year                               5,608             9,551             4,957
          Maximum month-end balance                            12,448            24,930            10,184
               Weighted average rate during the year             4.85%             5.70%            5.67%
               Rate at December 31                               4.04%             5.26%            5.27%

          The weighted average rates paid in aggregate on these borrowed funds for 1999, 1998 and 1997 were 4.53%, 4.82% and 5.17%, respectively.

8.  LONG-TERM BORROWINGS

    FHLB ADVANCES

           At December 31, 1999, advances from the Federal Home Loan Bank (FHLB) totaling $223,077,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.61%. Unused lines of credit at the FHLB were $195,312,000 and $218,585,000 at December 31, 1999 and 1998,
    respectively.

    Outstanding borrowings mature as follows (in thousands):

          2000                                   $   35,000
          2001                                        2,500
          2002                                       65,000
          2003                                            -
          2004                                            -
          Thereafter                                120,577
                                                 ----------
                                                 $  223,077
                                                 ==========

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

          The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                               December 31,
                                                            1999          1998
                                                          --------      --------
    Change in benefit obligation
       Benefit obligation at beginning of year            $  9,945      $  8,778
       Service cost                                            812           724
       Interest cost                                           639           587
       Actual (gain) loss                                      146          (162)
       Benefits paid                                          (297)         (245)
       Effect of change in assumptions                        (996)          263
                                                          --------      --------
       Benefits obligation at end of year                   10,249         9,945
                                                          --------      --------

    Change in plan assets
       Fair value of plan assets at beginning of year       10,605         9,360
       Actual return on plan assets                          1,647           705
       Employer contribution                                   880           785
       Benefits paid                                          (297)         (245)
                                                          --------      --------
       Fair value of plan assets at end of year             12,835        10,605
                                                          --------      --------

    Funded status                                            2,586           660
    Unrecognized net actuarial gain                         (1,840)         (212)
    Unrecognized prior service cost                            182           248
                                                          --------      --------

    Prepaid benefit cost                                  $    928      $    696
                                                          ========      ========

       Net pension cost included the following components (in thousands):

                                                            Year ended December 31,
                                                         1999         1998         1997
                                                      -------      -------      -------
    Service cost                                      $   812      $   724      $   574
    Interest cost on projected benefit obligation         639          587          512
    Actual return on plan assets                       (1,647)        (705)      (1,542)
    Net amortization and deferral                         845            3          955
                                                      -------      -------      -------

    Net periodic pension cost                         $   649      $   609      $   499
                                                      =======      =======      =======

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

9.  PENSION PLANS - Continued

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.50%, respectively, in 1999; 6.63% and 4.63%, respectively, in 1998; and 6.75% and 4.75%, respectively, in 1997. The expected long-term rate of return on assets was 8.25% for 1999, 1998 and 1997.

         The Company has a capital  accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $594,000, $422,000 and $441,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.  INCOME TAXES

         The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                      Year ended December 31,
                                                ---------------------------------
                                                  1999         1998         1997
                                                -------      -------      -------
    Income tax expense
      Current                                   $ 6,321      $ 5,906      $ 7,755
      Deferred federal benefit                   (1,090)        (457)        (752)
                                                -------      -------      -------
                                                  5,231        5,449        7,003
    Additional paid-in capital from benefit
      of stock options exercised                    531          636        1,341
                                                -------      -------      -------

    Applicable income tax expense               $ 5,762      $ 6,085      $ 8,344
                                                =======      =======      =======

         The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                            Year ended December 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
    Computed tax expense at statutory rate           $ 11,610      $ 10,152      $ 10,419
       Decrease in taxes resulting from
           Tax-exempt loan and investment income       (5,388)       (4,027)       (1,787)
           Other, net                                    (460)          (40)         (288)
                                                     --------      --------      --------

    Applicable income tax expense                    $  5,762      $  6,085      $  8,344
                                                     ========      ========      ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

10.  INCOME TAXES - Continued

         Deferred tax assets and liabilities consist of the following (in thousands):

                                                      1999        1998
                                                    -------     -------
    Deferred tax assets
       Deferred loan fees                           $   373     $   491
       Allowance for loan and lease loss             11,158      10,002
       Deferred compensation                            853         783
       Loan sales valuation                              54         120
       Investment securities available for sale       6,254          --
                                                    -------     -------
                                                     18,692      11,396
                                                    -------     -------

    Deferred tax liabilities
       Pension                                          475         315
       Partnership investments                          326         273
       Mark-to-market accounting                         --         261
       Investment securities available for sale          --       5,132
       Rehab credit adjustment                           44          44
                                                    -------     -------
                                                        845       6,025
                                                    -------     -------

    Net deferred tax asset                          $17,847     $ 5,371
                                                    =======     =======

11.  SHAREHOLDERS' EQUITY

          On October 27, 1999, the Company declared a 5% stock dividend to shareholders of record on December 6, 1999, and payable on December 22, 1999.

       On July 28, 1999, the Company approved a stock repurchase plan of 850,000 shares of its common stock. Repurchases can be from time to time and will be used for general corporate purposes including the Company's dividend reinvestment plan, stock options, and other stock based benefit plans. No time limit has been set for the completion of this program. At December 31, 1999, the Company has repurchased 289,874 shares at a cost of $7,000,000.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

12.  SHAREHOLDER RIGHTS PLAN

         The Company adopted a Shareholder Rights Plan (the Rights Plan) in 1989 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights were to expire on August 22, 1999. On August 21, 1999, the Plan was amended to extend the expiration date to August 22, 2009.

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

13.  EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except for per share amounts):

                                                         Year ended December 31, 1999
                                                     -----------------------------------
                                                       Income        Shares    Per share
                                                     (numerator) (denominator)  amount
                                                     ----------- ------------   -------
    Basic earnings per share
       Net income available to common stockholders     $27,409      17,792     $   1.54

    Effect of dilutive securities
       Options                                              --         283        (0.02)
                                                       -------     -------     --------

    Diluted earnings per share
       Net income available to common stockholders
           plus assumed conversions                    $27,409      18,075     $   1.52
                                                       =======     =======     ========

          Options to purchase 775,378 shares of common stock at $24.94 to $29.52 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

13.  EARNINGS PER SHARE - Continued

                                                              Year ended December 31, 1998
                                                        -----------------------------------------
                                                          Income         Shares         Per share
                                                        (numerator)   (denominator)       amount
                                                        -----------   -------------      -------
    Basic earnings per share
       Net income available to common stockholders        $22,918         17,837        $   1.28

    Effect of dilutive securities
       Options                                                 --            361           (0.02)
                                                          -------        -------        --------

    Diluted earnings per share
       Net income available to common stockholders
           plus assumed conversions                       $22,918         18,198        $   1.26
                                                          =======        =======        ========

          Options to purchase 240,260 shares of common stock at $29.52 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                              Year ended December 31, 1997
                                                        ----------------------------------------
                                                           Income        Shares        Per share
                                                        (numerator)   (denominator)      amount
                                                        -----------   -------------     -------
    Basic earnings per share
       Net income available to common stockholders        $21,547         17,971        $   1.20

    Effect of dilutive securities
       Options                                                 --            306           (0.02)
                                                          -------        -------        --------

    Diluted earnings per share
       Net income available to common stockholders
           plus assumed conversions                       $21,547         18,277        $   1.18
                                                          =======        =======        ========

          Options to purchase 249,395 shares of common stock at $24.50 per share were outstanding during 1997. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

14.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS

         Future minimum payments under non-cancellable operating leases are due as follows (in thousands):

         Year ending December 31,

                  2000                                 $    1,873
                  2001                                      1,445
                  2002                                      1,212
                  2003                                        897
                  2004                                        536
                  Thereafter                                1,157
                                                       ----------
                                                       $    7,120
                                                       ==========

          The total rental expense was approximately $2,706,000, $2,028,000 and $2,016,000 in 1999, 1998 and 1997, respectively.

    OTHER

       In the normal course of business, the Company, the Bank and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15.  STOCK OPTIONS

          The Company has an employee stock option plan for certain key employees accounted for under APB Opinion 25 and related interpretations. A total of 2,346,698 shares of common stock were made available for options granted through February 24, 1997. The options granted under this plan are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. There are 758,990 outstanding options at December 31, 1999.

       The Company maintains an Officers' and Key Employees' Stock Compensation Plan as a replacement for the Stock Option Plan upon expiration of its 10-year term. A total of 1,312,500 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. The options granted under this plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 935,645 outstanding options at December 31, 1999.

       In addition, the Company has a non-employee director stock option plan. Under this plan, a total of 289,404 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under this plan fully vest after two years and expire ten years from the date of issue. There are 81,015 outstanding options at December 31, 1999.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

15.  STOCK OPTIONS - Continued

          Under all plans, the option price per share is equivalent to 100% of the fair market value on the date the options were granted as determined pursuant to the plan. Accordingly, no compensation cost has been recognized for the plans. The number of shares available for granting totaled 940,872 at December 31, 1998 and 685,990 at December 31, 1999.

       Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                          1999            1998           1997
                                                                     ---------        ---------        ---------

       Net income                                    As reported     $  27,409        $  22,918        $  21,547
          Pro forma                                                     26,323           21,804           21,162

       Earnings per share of common stock - basic    As reported          1.54             1.28             1.20
          Pro forma                                                       1.48             1.22             1.18

       Earnings per share of common stock - diluted  As reported          1.52             1.26             1.18
          Pro forma                                                       1.46             1.20             1.16

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 3.23%, 2.71% and 2.55%; expected volatility of 17.0%, 24.4% and 31.5%; risk-free interest rates for each plan of 6.50% and 4.79% for 1999 and 4.68% and 5.74% for 1998 and 6.43% and 5.89% for 1997; and
    expected lives of 6.23 years and 8.98 years for each plan in 1999, 6.23 years and 8.98 years for each plan in 1998, 6.95 years and 9.17 years for each plan in 1997.

         A summary of the status of the Company's fixed option plans as of December 31, is presented below:

                                                     1999                        1998                        1997
                                          ------------------------    -------------------------     ------------------------
                                                          Weighted                    Weighted                      Weighted
                                                           average                     average                       average
                                                          exercise                    exercise                      exercise
                                              Shares        price        Shares         price         Shares          price
                                              ------        -----        ------         -----         ------          -----
    Outstanding, beginning of  year         1,705,729    $   17.97     1,575,138    $     15.71     1,658,855    $     13.31
       Granted                                278,654        25.36       278,421          27.79       273,959          23.53
       Exercised                             (158,656)       11.95      (144,704)         12.22      (311,375)          9.91
       Forfeited                                   --        --           (3,126)         16.30       (46,301)         15.05
                                          -----------                 ----------                   ----------

    Outstanding, end of year                1,825,727    $   19.63     1,705,729    $     17.97     1,575,138    $     15.71
                                          ===========                 ==========                   ==========

    Options exercisable at year-end           868,214                    732,792                      580,973
                                          ===========                 ==========                   ==========
    Weighted average fair value of
       options granted during the year                   $    6.26                  $      7.44                  $      8.67
                                                         =========                  ===========                  ===========


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------


15.  STOCK OPTIONS - Continued

         The following table summarizes information about nonqualified options outstanding at December 31, 1999:

                                Options outstanding                                      Options exercisable
       --------------------------------------------------------------------        ------------------------------
                                               Weighted
                                Number           average                                Number
                           outstanding at      remaining        Weighted             outstanding at     Weighted
            Range of        December 31,       contractual       average             December 31,       average
       exercise prices          1999           life (years)  exercise price              1999        exercise price
       ---------------          ----           ------------  --------------              ----        --------------
      $  5.90 -   8.86          34,055             1.5       $      7.43                  34,055    $       7.43
         8.87 - 11.81           91,643             2.8              9.52                  91,643            9.52
        11.82 - 14.76          491,328             5.2             14.11                 319,089           13.93
        14.77 - 17.71          244,262             7.1             15.20                  77,359           15.18
        17.72 - 20.67          189,061             3.8             19.15                 189,061           19.15
        23.63 - 26.57          535,117             8.8             24.94                 108,958           24.47
        26.58 - 29.52          240,261             9.0             29.52                  48,049           29.52
                           -----------                                                ----------

                             1,825,727                                                   868,214
                            ==========                                               ===========

16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

           The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

           Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 1999 and 1998, are as follows (in thousands):

                                                                                 1999             1998
                                                                             ---------         ---------
          Financial instruments whose contract amounts represent
              credit risk
              Commitments to extend credit                                   $ 472,099         $ 361,865
          Standby letters of credit                                             24,297            14,058

          Financial instruments whose notional or contract amounts
              exceed the amount of credit risk
              Interest rate swap agreements                                    100,000           100,000
          Interest rate floor                                                   50,000            50,000

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

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1999, varies up to 100%; the average amount collateralized is 91%.

           Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 1999, the interest rate swaps had the effect of increasing the Company's net interest income by $986,000 over what would have been realized had the Company not entered into the swap agreements.

          An interest rate floor is a contract that protects the holder against a decline in interest rates below a certain point. The primary risk associated with interest rate floors is exposure to current and possible future movements in interest rates.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1999 and 1998, were as follows (in thousands):

         Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

       Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                         December 31, 1999                 December 31, 1998
                                                  ----------------------------       -----------------------------
                                                    Carrying    Estimated fair         Carrying     Estimated fair
                                                     amount          value              amount          value
                                                  -----------    -----------         -----------    --------------
       Cash and cash equivalents                  $    66,992    $    66,992         $    65,801    $    65,801
       Trading account securities                         -              -                21,589         21,589
       Investment securities available for sale       516,027        516,027             523,041        523,041

         Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                        December 31, 1999                   December 31, 1998
                                                  ----------------------------       -----------------------------
                                                    Carrying    Estimated fair         Carrying     Estimated fair
                                                     amount         value               amount           value
                                                  -----------    -----------         -----------    --------------
    Deposits with stated maturities               $   810,128    $   814,391         $   871,075    $   879,194
    Short-term borrowings                             212,596        212,596             178,718        178,718
    Long-term borrowings                              223,077        213,403             248,627        248,627
    Subordinated debentures                            40,250         38,640              40,250         43,873

         Fair  value  of  financial   instrument   liabilities  with  no  stated
    maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $783,126,000 for 1999 and $602,227,000 for 1998.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                   December 31, 1999                  December 31,  1998
                             ----------------------------       ----------------------------
                               Carrying    Estimated fair        Carrying     Estimated fair
                                amount          value              amount          value
                             -----------    -----------         -----------    -----------
    Net loans                $ 1,536,404    $ 1,559,240         $ 1,404,972    $ 1,463,172

         There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $646,396,000 and $478,544,000 at year-end 1999 and 1998, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

         The Company's remaining assets and liabilities are not considered financial instruments.

19.  REGULATORY MATTERS

           The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1999, was approximately $7,927,000.

           Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2000, the Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $26,765,000 plus additional amounts equal to the net earnings of the Bank for the period January 1, 2000, through the date of declaration less dividends previously paid in 2000.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Bank and Company meet all capital adequacy requirements to which they are subject.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

19.  REGULATORY MATTERS - Continued

         As of December 31, 1999, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

                                                                                                     To be well
                                                                                                  capitalized under
                                                                              For capital         prompt corrective
                                                        Actual              adequacy purposes     action provisions
                                                ---------------------    ---------------------   -------------------
                                                   Amount      Ratio         Amount    Ratio       Amount     Ratio
                                                   ------      -----         ------    -----       ------     -----
                                                                      (Dollars in thousands)
       As of December 31, 1999
          Total capital (to risk-weighted
              assets)
              National Penn Bancshares, Inc.    $   215,760     12.73%   $   135,600    8.00%     $      -       -  %
              National Penn Bank                    172,044     10.42        132,140    8.00         165,175  10.00
          Tier I capital (to risk-weighted
              assets)
              National Penn Bancshares, Inc.        193,822     11.43         67,800    4.00             -     -
              National Penn Bank                    151,231      9.16         66,070    4.00          99,105   6.00
          Tier I capital (to average assets)
              National Penn Bancshares, Inc.        193,822      8.58         90,367    4.00             -     -
              National Penn Bank                    151,231      6.83         88,546    4.00         110,682   5.00

       As of December 31, 1998
          Total capital (to risk-weighted
              assets)
              National Penn Bancshares, Inc.     $  202,703     13.51%    $  120,066    8.00%     $      -       -  %
              National Penn Bank                    158,307     10.78        117,442    8.00         146,802  10.00
          Tier I capital (to risk-weighted
              assets)
              National Penn Bancshares, Inc.        183,245     12.21         60,033    4.00             -     -
              National Penn Bank                    139,803      9.52         58,721    4.00          88,081   6.00
          Tier I capital (to average assets)
              National Penn Bancshares, Inc.        183,245      8.77         83,604    4.00             -     -
              National Penn Bank                    139,803      6.80         82,234    4.00         102,792   5.00


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

          The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                       December 31,
                                                                  ---------------------
                                                                    1999          1998
                                                                  --------     --------
    Assets
       Cash                                                       $  1,261     $     --
       Investment in Bank subsidiary, at equity                    144,573      154,733
       Investment in other subsidiaries, at equity                  45,815       46,841
       Other assets                                                  1,154        1,253
                                                                  --------     --------
                                                                  $192,803     $202,827
                                                                  ========     ========
    Liabilities and shareholders' equity
       Guaranteed preferred beneficial interests in Company's
          subordinated debentures                                 $ 41,495     $ 41,495
       Other liabilities                                             3,612        2,558
       Shareholders' equity                                        147,696      158,774
                                                                  --------     --------
                                                                  $192,803     $202,827
                                                                  ========     ========

                         CONDENSED STATEMENTS OF INCOME

                                                                          Year ended December 31,
                                                                   ------------------------------------
                                                                     1999          1998           1997
                                                                   --------      --------      --------
       Income
          Equity in undistributed net earnings of subsidiaries     $ 14,607      $  8,407      $ 13,361
          Dividends from subsidiary                                  15,198        16,939         9,204
          Interest and other income                                     168           121           766
                                                                   --------      --------      --------
                                                                     29,973        25,467        23,331
       Expense
       Interest on subordinated debentures                            3,735         3,735         2,272
       Other operating expenses                                         118           121            60
                                                                   --------      --------      --------
                                                                      3,853         3,856         2,332

    Income before income tax benefit                                 26,120        21,611        20,999

       Income tax benefit                                            (1,289)       (1,307)         (548)
                                                                   --------      --------      --------

              Net income                                           $ 27,409      $ 22,918      $ 21,547
                                                                   ========      ========      ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                                   ------------------------------------
                                                                     1999          1998          1997
                                                                   --------      --------      --------
    Cash flows from operating activities
       Net income                                                  $ 27,409      $ 22,918      $ 21,547
       Equity in undistributed net earnings of subsidiaries         (14,607)       (8,407)      (13,361)
       (Increase) decrease in other assets                               99             7        (1,240)
       (Decrease) increase in other liabilities                       1,056         2,491           (79)
                                                                   --------      --------      --------
          Net cash provided by operating activities                  13,957        17,009         6,867
                                                                   --------      --------      --------
    Cash flows from investing activities
       Additional investment in subsidiaries, at equity               4,631        (1,688)      (35,035)
                                                                   --------      --------      --------
          Net cash used in investing activities                       4,631        (1,688)      (35,035)
                                                                   --------      --------      --------
    Cash flows from financing activities
       Proceeds from issuance of long-term debt                          --            --        41,495
       Proceeds from issuance of stock                                  693           855           525
       Effect of treasury stock transactions                         (3,542)       (5,793)       (4,646)
       Cash dividends                                               (14,478)      (10,422)       (9,200)
                                                                   --------      --------      --------
          Net cash provided by (used in) financing activities       (17,327)      (15,360)       28,174
                                                                   --------      --------      --------
          Net increase (decrease) in cash and cash equivalents        1,261           (39)            6
    Cash and cash equivalents at beginning of year                       --            39            33
                                                                   --------      --------      --------
    Cash and cash equivalents at end of year                       $  1,261      $     --      $     39
                                                                   ========      ========      ========

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

    (Dollars in thousands, except per share data)

                                                                    Three months ended
                                                     ------------------------------------------------
          1999                                       Dec. 31       Sept. 30      June 30     March 31
    -------------------------------------------------------------------------------------------------
    Interest income                                  $ 43,322      $ 41,888     $ 40,109     $ 38,951
                                                     ========      ========     ========     ========
    Net interest income                              $ 20,997      $ 20,789     $ 20,170     $ 19,561
                                                     ========      ========     ========     ========
    Provision for loan and lease losses              $  1,715      $  1,415     $  1,415     $  1,415
                                                     ========      ========     ========     ========
    Net gains (losses) on sale of investment
       securities                                    $   (198)     $     --     $    211     $      2
                                                     ========      ========     ========     ========
    Income before income taxes                       $  8,685      $  9,155     $  8,006     $  7,325
                                                     ========      ========     ========     ========
    Net income                                       $  7,683      $  7,210     $  6,500     $  6,016
                                                     ========      ========     ========     ========
    Earnings per share of common stock - basic       $   0.43      $   0.40     $   0.37     $   0.34
                                                     ========      ========     ========     ========
    Earnings per share of common stock - diluted     $   0.43      $   0.40     $   0.36     $   0.33
                                                     ========      ========     ========     ========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 1999 and 1998
--------------------------------------------------------------------------------

21.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED) - Continued

                                                                  Three months ended
                                                     -------------------------------------------
               1998                                  Dec. 31    Sept. 30     June 30     March 31
    --------------------------------------------------------------------------------------------

    Interest income                                  $39,968     $39,281     $38,182     $36,650
                                                     =======     =======     =======     =======
    Net interest income                              $19,785     $19,463     $19,139     $19,087
                                                     =======     =======     =======     =======
    Provision for loan and lease losses              $ 1,865     $ 1,365     $ 1,330     $ 1,400
                                                     =======     =======     =======     =======
    Net gains (losses) on sale of investment
       securities                                    $ 1,060     $    64     $   153     $   611
                                                     =======     =======     =======     =======
    Income before income taxes                       $ 6,059     $ 7,920     $ 7,247     $ 7,777
                                                     =======     =======     =======     =======
    Net income                                       $ 5,275     $ 6,210     $ 5,689     $ 5,744
                                                     =======     =======     =======     =======
    Earnings per share of common stock - basic       $  0.30     $  0.35     $  0.31     $  0.32
                                                     =======     =======     =======     =======
    Earnings per share of common stock - diluted     $  0.29     $  0.34     $  0.31     $  0.32
                                                     =======     =======     =======     =======

               Report of Independent Certified Public Accountants


Board of Directors
National Penn Bancshares, Inc.


         We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 17, 2000 (except for note 2, as
                  to which the date is
                  February 14, 2000)

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The information relating to executive officers of the Company is included under Item 4A in Part I hereof. The information required by this item relating to directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3, 4, 5, 6 and 15 of the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION.
--------------------------------

         The information required by this item is incorporated herein by reference to pages 6 through 14 of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information required by this item is incorporated herein by reference to pages 3, 4, 5 and 15 of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to page 14 of the Proxy Statement.


                                                          PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

         (a) 1. Financial Statements.
                --------------------

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

             2. Financial Statement Schedules.
                -----------------------------

                Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective financial statements or in the notes thereto.

             3. Exhibits.
                --------

     2.1 Amended Agreement and Plan of Merger dated as of July 21, 1998, between National Penn Bancshares, Inc., National Penn Bank, and Elverson National Bank. (Incorporated by reference to Exhibit
                2.1 to the Company's Registration Statement No. 333-65841 on Form S-4 as filed on October 16, 1998.)

     2.2 Agreement dated February 14, 2000, between National Penn Bancshares, Inc. and Panasia Bank, including exhibits.

     3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.)

     3.2        Bylaws, as amended, of National Penn Bancshares, Inc.

     10.1 National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement No. 333-887549 on Form S-3 as filed on September 22, 1999.)

     10.2 National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

     10.3 Amendment No. 1 to National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

     10.4       Amendment 1999-1 to the National Penn Bancshares, Inc. Pension
                Plan.*

     10.5       Amendment 2000-1 to the National Penn Bancshares, Inc. Pension
                Plan.*

     10.6 National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.)

     10.7 Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1,
                1997).*

     10.8 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.*

     10.9       National Penn Bancshares, Inc. Executive Incentive
                Plan/Schedules.*

     10.10 National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1995.)

     10.11 National Penn Bancshares, Inc. Officers' and Key Employees' Stock Compensation Plan.* (Incorporated by reference to Exhibit
                10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     10.12 National Penn Bancshares, Inc. Directors' Fee Plan.* (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     10.13 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

     10.14 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit
                10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

     10.15 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-71391 on Form S-8 as filed on January 29, 1999.)

     10.16 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.17 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.18 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.19 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown, and Wayne R. Weidner.* (Incorporated by reference to
                Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.20 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.21 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.22 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

     10.23 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.24 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

     10.25 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.26 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.)

     10.27 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.28 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

     10.29 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

     10.30 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank, and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

     10.31 Executive Agreement dated as of January 4, 1999, among National Penn Bancshares, Inc., National Penn Bank, and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

     10.32 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.33 Stock Purchase Warrant dated July 3, 1989, issued to National Penn Investment Company by Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     10.34 Rights Agreement dated August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-87654 on Form S-8 as filed on December 22, 1994.)

     10.35 Amendment to Rights Agreement dated as of August 21, 1999, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent (including as Exhibit "A" thereto, the Rights Agreement dated as of August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent). (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 1999, as filed on August 26, 1999.)

     21         Subsidiaries of the Registrant.

     23         Consent of Independent Certified Public Accountants.

     27         Financial Data Schedule.

     99         Forward-Looking Statements.

     *   Denotes a compensatory plan or arrangement.

         (b)     Reports on Form 8-K.
                 -------------------

            The Registrant did not file any Report on Form 8-K during the fourth quarter 1999.

         SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NATIONAL PENN BANCSHARES, INC.
                                         (Registrant)



March 22, 2000                     By    /s/ Lawrence T. Jilk, Jr.
                                         -------------------------
                                         Lawrence T. Jilk, Jr.
                                         President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signatures                         Title

 /s/ John H. Body                  Director                       March 22, 2000
------------------------------
John H. Body


/s/ J. Ralph Borneman, Jr.         Director                       March 22, 2000
------------------------------
J. Ralph Borneman, Jr.


 /s/ Frederick H. Gaige            Director                       March 22, 2000
------------------------------
Frederick H. Gaige


 /s/ John J. Jacobs                Director                       March 22, 2000
-------------------------------
John W. Jacobs


 /s/ Lawrence T. Jilk, Jr.         Director, Chairman and Chief   March 22, 2000
------------------------------     Executive Officer (Principal
Lawrence T. Jilk, Jr.              Executive Officer)


 /s/ Patricia L. Langiotti         Director                       March 22, 2000
------------------------------
Patricia L. Langiotti


 /s/ Kenneth A. Longacre           Director                       March 22, 2000
------------------------------
Kenneth A. Longacre

/s/ Robert E. Rigg               Director                         March 22, 2000
------------------------------
Robert E. Rigg


 /s/ C. Robert Roth              Director                         March 22, 2000
------------------------------
C. Robert Roth


 /s/ Harold C. Wegman, D.D.S.    Director                         March 22, 2000
------------------------------
Harold C. Wegman, D.D.S.


 /s/ Wayne R. Weidner            Director and                     March 22, 2000
------------------------------   President
Wayne R. Weidner


 /s/ Gary L. Rhoads              Treasurer (Principal Financial   March 22, 2000
------------------------------   and Accounting Officer)
Gary L. Rhoads