Form 10-Q
period 2000-03-31
NATIONAL PENN BANCSHARES INC
filed 2000-05-12
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 March 31, 2000
                                      --------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________ to ____________________



Commission file number: 000-10957
                        ---------

                         NATIONAL PENN BANCSHARES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                    23-2215075
    -----------------------------------                 -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

             Philadelphia and Reading Avenues, Boyertown, PA    19512
            -----------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                 (610) 367-6001
                     ---------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at May 8, 2000
                  -----                    --------------------------

       Common Stock (no stated par value)     (No.) 17,670,781 Shares




                               Page 1 of 14 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                            Page
-------------------------------                                            ----

         Item 1.   Financial Statements..................................    3

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation..........    8

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk...........................................    12

Part II - Other Information.
---------------------------

         Item 1.   Legal Proceedings......................................   13

         Item 2.   Changes in Securities..................................   13

         Item 3.   Defaults Upon Senior Securities........................   13

         Item 4.   Submission of Matters to a Vote of
                   Security Holders.......................................   13

         Item 5.   Other Information......................................   13

         Item 6.   Exhibits and Reports on Form 8-K.......................   13

Signature.................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET                                March 31             Dec. 31
 (Dollars in thousands, except per share data)                        2000                  1999
                                                                  (Unaudited)              (Note)
                                                                  -----------           -----------
ASSETS
Cash and due from banks                                           $    64,574           $    62,953
Interest bearing deposits in banks                                      1,987                 4,039
                                                                  -----------           -----------
    Total cash and cash equivalents                                    66,561                66,992
Investment securities available for sale                              534,726               516,027
Loans, less allowance for loan losses of $35,069 and
  $34,139 in 2000 and 1999 respectively                             1,546,257             1,536,404
Other assets                                                          128,439               123,009
                                                                  -----------           -----------
    Total Assets                                                    2,275,983             2,242,432
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                     $   230,263           $   210,272
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2000 - $190,873; 1999- $195,939)                                  1,390,324             1,382,982
                                                                  -----------           -----------
    Total deposits                                                  1,620,587             1,593,254
Securities sold under repurchase agreements
  and federal funds purchased                                         258,958               200,148
Short-term borrowings                                                   1,759                12,448
Long-term obligations                                                 183,072               223,077
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                    40,250                40,250
Accrued interest and other liabilities                                 23,718                25,559
                                                                  -----------           -----------
    Total Liabilities                                               2,128,344             2,094,736
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                               --                    --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2000 - 17,684,942; 1999 - 17,736,699; net of shares
    in Treasury: 2000 - 159,330; 1999 - 108,176                       135,389               135,526
  Retained earnings                                                    30,086                26,739
  Accumulated other comprehensive income                              (13,985)              (11,616)
  Treasury stock at cost                                               (3,851)               (2,953)
                                                                  -----------           -----------
    Total Shareholders' Equity                                        147,639               147,696
                                                                  -----------           -----------
    Total Liabilities and Shareholders' Equity                    $ 2,275,983           $ 2,242,432
                                                                  ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.
Note: The Balance Sheet at Dec. 31, 1999 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                           Three Months Ended
(Dollars in thousands, except per share data)                   March 31
                                                       --------------------------

                                                         2000              1999
                                                       --------          --------
INTEREST INCOME
Loans, including fees                                  $ 35,081          $ 31,225
Deposits in banks                                           127                43
Federal funds sold                                           16                46
Trading account securities                                   --               196
Investment securities                                     8,634             7,441
                                                       --------          --------
    Total interest income                                43,858            38,951
                                                       --------          --------
INTEREST EXPENSE
Deposits                                                 15,680            13,304
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements             6,786             6,086
                                                       --------          --------
    Total interest expense                               22,466            19,390
                                                       --------          --------
    Net interest income                                  21,392            19,561
Provision for loan losses                                 1,500             1,415
                                                       --------          --------
    Net interest income after provision
      for loan losses                                    19,892            18,146
                                                       --------          --------
OTHER INCOME
Trust income                                              1,157               886
Service charges on deposit accounts                       1,495             1,364
Net gains on sale of investment securities                  122                 2
Mortgage banking income                                     594                66
Trading revenue                                              --               (48)
Other                                                     2,761             2,241
                                                       --------          --------
    Total other income                                    6,129             4,511
                                                       --------          --------
OTHER EXPENSES
Salaries, wages and employee benefits                    10,485             9,286
Net premises and equipment                                2,704             2,324
Other operating                                           4,340             3,722
                                                       --------          --------
    Total other expenses                                 17,529            15,332
                                                       --------          --------
    Income before income taxes                            8,492             7,325
Applicable income tax expense                             1,638             1,309
                                                       --------          --------
    Net income                                         $  6,854          $  6,016
                                                       ========          ========


PER SHARE OF COMMON STOCK
Net income per share - basic                           $   0.39          $   0.34
Net income per share - diluted                             0.38              0.33
Dividends paid in cash                                     0.20              0.18

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


THREE MONTHS ENDED MARCH 31, 2000
  (Dollars in thousands)
                                                                                          Accumulated
                                                                                             other
                                                 Common Stock               Retained     conprehensive      Treasury   Comprehensive
                                            Shares         Par Value        earnings         income           stock        income
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1999             17,736,699         135,526          26,739         (11,616)         (2,953)
  Net income                                     --              --           6,854              --              --           6,854
  Cash dividends declared                        --              --          (3,507)             --              --
  Shares issued under stock-based
       plans                                                                     --              --              --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  --              --              --          (2,369)             --          (2,369)
                                       --------------------------------------------------------------------------------------------
Total comprehensive income                       --              --              --              --              --          $4,485
                                       --------------------------------------------------------------------------------------------
 Effect of treasury stock transactions      (51,757)           (137)                                           (898)
                                       --------------------------------------------------------------------------------------------
Balance at March 31, 2000                17,684,942        $135,389         $30,086        $(13,985)        $(3,851)


                                                                                             March 31, 2000
                                                                            --------------------------------------------------
                                                                               Before             Tax                   Net of
                                                                                tax            (expense)                 tax
                                                                               amount           benefit                 amount
                                                                            --------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                              (3,767)           1,319                  (2,448)
  Less: reclassification adjustment for gains realized in net income             122              (43)                     79
                                                                            --------------------------------------------------
Other comprehensive income, net                                               (3,645)           1,276                  (2,369)
                                                                            ==================================================


THREE MONTHS ENDED MARCH 31, 1999
  (Dollars in thousands)
                                                                                          Accumulated
                                                                                             other
                                                 Common Stock               Retained     conprehensive      Treasury   Comprehensive
                                            Shares         Par Value        earnings         income           stock        income
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1998             16,989,622         114,294          34,927           9,553              --
  Net income                                     --              --           6,016              --              --           6,016
  Cash dividends declared                        --              --          (4,111)             --              --
  Shares issued under stock-based
       plans                                  4,983             271              --              --              --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  --              --              --            (919)             --            (919)
                                       --------------------------------------------------------------------------------------------
Total comprehensive income                       --              --              --              --              --          $5,097
                                       --------------------------------------------------------------------------------------------
Balance at March 31, 1999                16,994,605        $114,565         $36,832          $8,634     $        --



                                                                                             March 31, 1999
                                                                            --------------------------------------------------
                                                                               Before             Tax                   Net of
                                                                                tax            (expense)                 tax
                                                                               amount           benefit                 amount
                                                                            --------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                              (1,416)             496                    (920)
  Less: reclassification adjustment for gains realized in net income               2               (1)                      1
                                                                            --------------------------------------------------
Other comprehensive income, net                                               (1,414)             495                    (919)
                                                                            ==================================================


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended March 31,
(Dollars in thousands)
                                                                                 2000           1999
                                                                              --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $6,854         $6,016
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                    1,500          1,415
    Depreciation and amortization                                                  510            462
    Net gains (losses) on sale of securities and mortgages                          67           (205)
    Trading-related assets                                                           0         15,031
    Mortgage loans originated for resale                                        (1,408)       (59,494)
    Sale of mortgage loans originated for resale                                 1,408         59,494
    Other                                                                       (5,913)           612
                                                                              --------       --------

      Net cash provided by (used in) operating activities                        3,018         23,331

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                969          1,058
  Proceeds from maturities of investment securities - available for sale         6,731          6,942
  Purchase of investment securities - available for sale                       (30,044)        (3,272)
  Proceeds from sales of loans                                                      --             --
  Net increase in loans                                                        (11,353)        (6,379)
  Purchases of premises & equipment                                               (659)          (414)
                                                                              --------       --------

      Net cash provided by (used in) investing activities                      (34,356)        (2,065)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                    27,333         27,549
    Repurchase agreements, fed funds & short-term borrowings                    48,121        (42,153)
    Long-term borrowings                                                       (40,005)          (636)
  (Increase) decrease in treasury stock                                           (898)            --
  Issuance of common stock under dividend reinvestment plan                         --            271
   Effect of treasury stock transactions                                          (137)            --
  Cash dividends                                                                (3,507)        (4,111)
                                                                              --------       --------

      Net cash provided by (used in) financing activities                       30,907        (19,080)

Net increase (decrease) in cash and cash equivalents                              (431)         2,186

Cash and cash equivalents at January 1                                          66,992         65,801
                                                                              --------       --------

Cash and cash equivalents at March 31                                          $66,561        $67,987
                                                                              ========       ========



The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 17,687,447 and 17,827,601 for 2000 and 1999, respectively, and on the weighted average number of diluted shares outstanding of 17,903,246 and 18,139,877 for 2000 and 1999, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid December 22, 1999.

4. On March 22, 2000, the Company's Board of Directors declared a cash dividend of $.20 per share payable on May 17, 2000, to shareholders of record on April 30, 2000.

5. On July 28, 1999, the Company's Board of Directors authorized the repurchase, from time to time, of up to 850,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of March 31, 2000, a total of 386,270 shares have been repurchased at an aggregate cost of $9,218,000.

6. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8,985,000 at March 31, 2000, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,958,000 at March 31, 2000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $2.276 billion, an increase of $33.6 million or 1.5% over the $2.242 billion at December 31, 1999. This increase is reflected primarily in the investment category which increased $18.7 million and the loan category which increased $9.9 million.

         Total cash and cash equivalents decreased $.4 million or .6% at March 31, 2000 when compared to December 31, 1999. The increase in cash and due from banks of $1.6 million was offset by a decrease in interest bearing deposits of $2.0 million.

         Loans increased to $1.546 billion at March 31, 2000. The increase of $9.9 million or .6% compared to December 31, 1999 was primarily the result of the investment of deposits and securities sold under repurchase agreement. Loans originated for immediate resale during the first three months of 2000 amounted to $1.4 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .14% through the first quarter of 2000 versus .17% for the year 1999, and the ratio of non-performing assets to total loans of 1.24% at March 31, 2000 and .93% at December 31 1999. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $19.5 million at March 31, 2000 compared to $14.6 million at December 31, 1999. Of these amounts, non-accrual loans represented $9.0 million and $11.1 million at March 31, 2000 and December 31, 1999, respectively. Loans 90 days past due and still accruing interest were $10.1 million and $2.7 million at March 31, 2000 and December 31, 1999, respectively. The increase in loans 90 days past due and still accruing interest is primarily due to one significant credit that is fully collateralized. Other real estate owned was $.4 million and $.8 million at March 31, 2000 and December 31, 1999, respectively. The Company had no restructured loans at March 31, 2000 or December 31, 1999. The allowance for loan losses to non-performing assets was 179.5% and 234.3% at March 31, 2000 and December 31, 1999, respectively. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $18.7 million or 3.6% to $534.7 million at March 31, 2000 when compared to December 31, 1999. The increase is due to investment purchases of $30.0 million, primarily in municipal securities, which was partially offset by investment calls and maturities and the amortization of mortgage-backed securities.

         As the primary source of funds, aggregate deposits of $1.621 billion at March 31, 2000 increased $27.3 million or 1.7% compared to December 31, 1999. The increase in deposits during the first three months of 2000 was primarily in non-interest bearing deposits which increased $20.0 million while interest bearing deposits increased $7.3 million. Certificates of deposit in excess of $100,000 decreased $5.1 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements; federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In aggregate, these funds totaled $484.0 million at March 31, 2000, and $475.9 million at December 31, 1999. The increase of $8.1 million is primarily due to the increase in securities sold under repurchase agreements and federal funds purchased of $58.8 million due to the repayment of short-term obligations of $10.7 million, and a decrease in long-term obligations of $40.0 million.

         Shareholders' equity remained relatively unchanged through March 31, 2000 due to an increase in earnings retained which was partially offset by a decrease in the valuation adjustment for securities available for sale. Cash dividends paid during the first three months of 2000 increased $.3 million or 9.5%
compared to the cash dividends paid during the first three months of 1999. Earnings retained during the first three months of 2000 were 48.4% compared to 46.3% during the first three months of 1999.

                              RESULTS OF OPERATIONS

         For the first three months, net income reached $6.9 million, or 13.9% more than the $6.0 million reported for the first three months of 1999. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $1.8 million or 9.4% to $21.4 million during the first quarter of 2000 from $19.6 million in 1999. The increase in interest income is a result of increased loan income of $3.9 million and increased investment income of $1.2 million due to growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. From November 16, 1999 to February 1, 2000, the prime rate was 8.50%. From February 2, 2000 to March 21, 2000, the prime rate was 8.75%. On March 22, 2000, the prime rate changed to 9.00%. Interest expense during the first three months of 2000 increased $3.1 million or 15.9% compared to the prior year's first three months. In addition to the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $85 thousand for the three-month period ended March 31, 2000 compared to the same period in 1999. The allowance for loan and lease losses of $35.6 million at March 31, 2000 and $34.1 million at December 31, 1999 as a percentage of total loans was 2.3% and 2.2%, respectively. The Company's net charge-offs of $.6 million and $.9 million during the first three months of 2000 and 1999, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $1.6 million or 35.9% during the first quarter of 2000 as a result of increased mortgage banking income of $.5 million, due to higher mortgage volume, increased other income of $.5 million, increased trust income of $.3 million, increased income on service charges on deposit accounts of $.1 million, and increased gains on the sale of investment securities of $.1 million. Other expenses increased $2.2 million or 14.3% during the quarter ended March 31, 2000. Of this year-to-date increase, salaries, wages and benefits increased $1.2 million or 12.9%, other operating expenses increased $.6 million or 16.6%, and net premises and equipment increase $.4 million or 16.4%.

         Income before income taxes increased $1.1 million or 15.9% in the first quarter of 2000 compared to the same time period in 1999. Income taxes increased $.3 million for the quarter ended March 31, 2000. The Company's effective tax rate is 19.2% and 17.8% for March 31, 2000 and March 31, 1999, respectively. This is due to the Company's investment in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $75.4 million from year-end 1999. Long-term borrowings decreased $40.0 during the first three months of 2000.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2000:

                                                              Repricing Periods  (1)
                                                          Three Months         One Year
                                         Within Three      Through One        Through Five       Over
                                            Months              Year              Years          Five Years
                                        -------------------------------------------------------------------
                                                                       (In Thousands)

Assets
      Interest bearing deposits
         at banks                           $   1,987         $     - -        $     - -         $     - -
      Investment securities                    18,804            47,208          121,363           347,351
      Loans and leases (1)                    460,312           229,179          504,442           352,324
      Other assets                              4,173               - -              - -           188,840
                                            ---------         ---------        ---------         ---------
                                              485,276           276,387          625,805           888,515
                                            ---------         ---------        ---------         ---------
Liabilities and equity
      Non-interest bearing deposits           230,263               - -              - -               - -
      Interest bearing deposits (2)           490,215           263,540          222,093           414,476
      Borrowed funds                          235,703               - -          107,500           100,586
      Preferred securities                        - -               - -              - -            40,250
      Other liabilities                           - -               - -              - -            23,718
      Hedging instruments                      70,000           (20,000)         (50,000)              - -
      Shareholders' equity                        - -               - -              - -           147,639
                                            ---------         ---------        ---------         ---------
                                            1,026,181           243,540          279,593           726,669
                                            ---------         ---------        ---------         ---------
Interest sensitivity gap                    (540,905)            32,847          346,212           161,846
                                            ---------         ---------        ---------         ---------

Cumulative interest rate
        sensitivity gap                     ($540,905)        ($508,058)       ($161,846)         $   -  -
                                            =========         =========        =========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 2000. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 28.7% of these deposits are considered repriceable within three months and 71.3% are considered repriceable in the over five years category.

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

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                     March 31,         Dec. 31,
                                                       2000             1999
                                                     --------         --------
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.20%            1.26%
Return on average equity (annualized)                  18.40            17.90
Earnings retained                                      48.40            51.00

CAPITAL LEVELS
                                        Tier 1 Capital to    Tier 1 Capital to Risk-   Total Capital to Risk-
                                       Average Assets Ratio    Weighted Assets Ratio   Weighted Assets Ratio
                                       Mar. 31,    Dec. 31,    Mar. 31,     Dec. 31,    Mar. 31,    Dec. 31,
                                         2000        1999        2000         1999        2000        1999
                                         ----        ----        ----         ----        ----        ----
The Company                              8.57%       8.58%       11.38%      11.43%      12.66%       12.73%
National Penn Bank                       6.88%       6.83%        9.20%       9.16%      10.46%       10.42%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2000, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The

Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                                 FUTURE OUTLOOK

         On February 14, 2000, the Company entered into an agreement to acquire Panasia Bank, headquartered in Ft. Lee, New Jersey. Panasia has approximately $100 million in assets. Subject to satisfaction of various conditions, this transaction is expected to settle during the third quarter of 2000.

         On March 27, 2000, the Company opened a branch in Springfield, Delaware County, as part of its1st Main Line Division. During the remainder of 2000, the Company anticipates opening three more new branches, one in Montgomery County, one in Berks County and one in Philadelphia.

         The following is a Year 2000 readiness statement.

         As reported in previous filings, the Company assessed its state of readiness for Year 2000, became knowledgeable concerning the risks of non-compliance, implemented and carried out an action plan to achieve Year 2000 compliance, and developed contingency plans, all in an effort to successfully deal with Year 2000 issues. The Company did not suffer any Year 2000 related business interruptions on January 1, 2000 or on February 29, 2000, and has not suffered any Year 2000 related problems since January 1, 2000. The Company does not anticipate making any material expenditures for Year 2000 compliance purposes in 2000 or that Year 2000 issues will have any material effect on the Company in 2000 or thereafter.

          This report contains forward-looking statements concerning earnings, asset quality, Year 2000 compliance and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in Exhibit 99 to the Company's Report on Form 10-K for 1999, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1999 annual report on Form 10-K filed with the SEC.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings.
--------------------------

         None.

Item 2.  Changes in Securities.
------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

Item 5.  Other Information.
--------------------------

         As previously reported in the Registrant's Annual Report on Form 10-K for 1999, the Registrant, on February 14, 2000, entered into a definitive agreement to acquire Panasia Bank ("Panasia"). On April 21, 2000, the Federal Reserve Bank of Philadelphia approved the Registrant's application to acquire Panasia. On April 10, 2000, the Registrant filed an application with the New Jersey Department of Banking and Insurance (the "Department") for its approval of the Panasia acquisition, which application is currently pending before the Department. Subject to receipt of approval from the Department, approval by the Panasia shareholders at a meeting to be held after receipt of the Department's approval, and other customary closing conditions, the Registrant expects the transaction to close in early July 2000.

         During first quarter 2000, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), closed a supermarket branch in Reading (Berks County), a branch in Wyndmoor (Montgomery County), a branch in Malvern (Chester County), and a supermarket branch in Coopersburg (Lehigh County). The Bank opened a branch in Springfield (Delaware County) in first quarter 2000.

         During first quarter 2000, Penn 1st Financial Services, Inc., the Bank's subsidiary engaged in the mortgage banking business, relocated its principal office to 690 Stockton Drive, Eagleview Corporate Center, Suite 300, Exton, Pennsylvania.

         On March 22, 2000, the Registrant's Board of Directors declared a cash dividend of $.20 per share to be paid on May 17, 2000 to shareholders of record on April 30, 2000.

         As previously reported, the Registrant's Board of Directors approved, in July 1999, the repurchase of up to 850,000 shares of its common stock in the open market or in negotiated transactions. As of March 31, 2000, a total of 386,270 shares have been repurchased at an aggregate cost of $9,218,000.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a)      Exhibits.

                  Exhibit 27 -      Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended March 31, 2000.

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

                                            NATIONAL PENN BANCSHARES, INC.
                                                              (Registrant)

Dated:   May 12, 2000                       By /s/  Wayne R. Weidner
                                              ----------------------
                                                     Wayne R. Weidner, President

Dated:   May 12, 2000                       By /s/  Gary L. Rhoads
                                              --------------------
                                                     Gary L. Rhoads, Principal
                                                     Financial Officer