Form 10-Q
period 2000-06-30
NATIONAL PENN BANCSHARES INC
filed 2000-08-10
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      June 30, 2000
                                ------------------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                 to
                                 --------------    ------------


Commission file number: 000-10957
                        ---------

                         NATIONAL PENN BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Pennsylvania                              23-2215075
         ---------------------------------         --------------------------
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)            Identification No.)

         Philadelphia and Reading Avenues, Boyertown, PA  19512
         ------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (610) 367-6001
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                  Class                        Outstanding at August 7, 2000

         Common Stock (no stated par value)        (No.) 17,670,020 Shares


                               Page 1 of 16 pages

TABLE OF CONTENTS

Part I - Financial Information.                                         Page
-------------------------------

         Item 1.  Financial Statements..............................      3

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operation ...      8

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.......................................     13

Part II - Other Information.
---------------------------

         Item 1.  Legal Proceedings ................................     14

         Item 2.  Changes in Securities.............................     14

         Item 3.  Defaults Upon Senior Securities...................     14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders..................................     14

         Item 5.  Other Information                                      14

         Item 6.  Exhibits and Reports on Form 8-K..................     15

Signature...........................................................     16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                    June 30              Dec. 31
 (Dollars in thousands, except per share data)                           2000                 1999
                                                                      (Unaudited)            (Note)
                                                                   ----------------     ----------------
ASSETS
Cash and due from banks                                                    $71,075              $62,953
Interest bearing deposits in banks                                           2,192                4,039
                                                                   ----------------     ----------------
    Total cash and cash equivalents                                        $73,267               66,992
Investment securities available for sale                                   534,844              516,027
Loans, less allowance for loan losses of $35,951 and
   $34,139 in 2000 and 1999 respectively                                 1,571,550            1,536,404
Other assets                                                               130,110              123,009
                                                                   ----------------     ----------------
    Total Assets                                                        $2,309,771            2,242,432
                                                                   ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                             $244,550             $210,272
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2000 - $177,098; 1999 - $195,939)                                      1,356,606            1,382,982
                                                                   ----------------     ----------------

    Total Deposits                                                       1,601,156            1,593,254
Securities sold under repurchase agreements
  and federal funds purchased                                              333,170              200,148
Short-term borrowings                                                        6,022               12,448
Long-term obligations                                                      158,067              223,077
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                       40,250               40,250
Accrued interest and other liabilities                                      20,073               25,559
                                                                   ----------------     ----------------
    Total Liabilities                                                    2,158,738            2,094,736
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                     -                    -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2000 - 17,665,609; 1999 - 17,736,699; net of shares
    in Treasury: 2000 - 177,863; 1999 - 108,176                            135,174              135,526
  Retained earnings                                                         33,618               26,739
  Accumulated other comprehensive loss                                     (13,705)             (11,616)
  Treasury stock at cost                                                    (4,054)              (2,953)
                                                                   ----------------     ----------------
    Total Shareholders' Equity                                             151,033              147,696
                                                                   ----------------     ----------------
    Total Liabilities and Shareholders' Equity                          $2,309,771           $2,242,432
                                                                   ================     ================

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 1999 has been derived from the audited financial statements at that date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                  Three Months Ended               Six Months Ended
(Dollars in thousands, except per share data)                        June 30                            June 30
                                                            ------------------------------------------------------------
                                                               2000           1999               2000            1999
                                                            ------------  --------------    --------------  ------------
INTEREST INCOME
Loans including fees                                            $35,247         $32,284           $70,328       $63,509
Deposits in banks                                                    35              64               162           107
Federal funds sold                                                   27             114                43           160
Trading account securities                                            -               -                 -           196
Investment securities                                             8,418           7,647            17,052        15,088
                                                            ------------  --------------    --------------  ------------
    Total interest income                                        43,727          40,109            87,585        79,060
                                                            ------------  --------------    --------------  ------------
INTEREST EXPENSE
Deposits                                                         15,572          13,929            31,252        27,233
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                     7,934           6,010            14,720        12,096
                                                            ------------  --------------    --------------  ------------
    Total interest expense                                       23,506          19,939            45,972        39,329
                                                            ------------  --------------    --------------  ------------
    Net interest income                                          20,221          20,170            41,613        39,731
Provision for loan losses                                         1,500           1,415             3,000         2,830
                                                            ------------  --------------    --------------  ------------
    Net interest income after provision
      for loan losses                                            18,721          18,755            38,613        36,901
                                                            ------------  --------------    --------------  ------------
OTHER INCOME
Trust income                                                      1,205           1,007             2,362         1,893
Service charges on deposit accounts                               1,551           1,326             3,046         2,690
Net gains on sale of investment securities                           38             211               160           213
Mortgage banking income                                             425             364             1,019           430
Trading revenue                                                       -               -                 -           (48)
Other                                                             3,334           2,781             6,095         5,022
                                                            ------------  --------------    --------------  ------------
    Total other income                                            6,553           5,689            12,682        10,200
                                                            ------------  --------------    --------------  ------------
OTHER EXPENSES
Salaries, wages and employee benefits                             9,481           9,265            19,966        18,551
Net premises and equipment                                        2,503           2,370             5,207         4,694
Other operating                                                   4,663           4,803             9,003         8,525
                                                            ------------  --------------    --------------  ------------
    Total other expenses                                         16,647          16,438            34,176        31,770
                                                            ------------  --------------    --------------  ------------
    Income before income taxes                                    8,627           8,006            17,119        15,331
Applicable income tax expense                                     1,565           1,506             3,203         2,815
                                                            ------------  --------------    --------------  ------------
    Net income                                                   $7,062          $6,500           $13,916       $12,516
                                                            ============  ==============    ==============  ============


PER SHARE OF COMMON STOCK
Net income per share - basic                                      $0.40           $0.36             $0.79         $0.70
Net income per share - diluted                                     0.40            0.36              0.78          0.69
Dividends paid in cash                                             0.20            0.19              0.40          0.37

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


SIX MONTHS ENDED JUNE 30, 2000
  (Dollars in thousands)

                                                                                   Accumulated
                                            Common Stock                              other
                                    -----------------------------    Retained     conprehensive    Treasury      Comprehensive
                                       Shares        Par Value       earnings         loss           stock          income
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 1999           17,736,699        135,526         26,739         (11,616)        (2,953)
  Net income                                    -              -         13,916               -              -         13,916
  Cash dividends declared                       -              -         (7,037)              -              -
  Shares issued under stock-based
       plans                                                                  -               -              -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -              -              -          (2,089)             -         (2,089)
                                    ------------------------------------------------------------------------------------------
Total comprehensive income                      -              -              -               -              -       $ 11,827
                                    ------------------------------------------------------------------------------------------
 Effect of treasury stock transactions    (71,090)          (352)                                       (1,101)
                                    ------------------------------------------------------------------------------------------
Balance at June 30, 2000               17,665,609      $ 135,174       $ 33,618       $ (13,705)      $ (4,054)


                                                                                  June 30, 2000
                                                                   --------------------------------------------
                                                                      Before           Tax           Net of
                                                                        tax         (expense)         tax
                                                                      amount         benefit         amount
                                                                   --------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                         (3,374)          1,181         (2,193)
  Less: reclassification adjustment for gains realized in net income        160             (56)           104
                                                                   --------------------------------------------
Other comprehensive income, net                                          (3,214)          1,125         (2,089)
                                                                   ============================================



SIX MONTHS ENDED JUNE 30, 1999
  (Dollars in thousands)
                                                                                   Accumulated
                                            Common Stock                              other
                                    -----------------------------    Retained     conprehensive    Treasury      Comprehensive
                                       Shares        Par Value       earnings         loss           stock          income
                                    ------------------------------------------------------------------------------------------

Balance at December 31, 1998           16,989,622        114,294         34,927           9,553              -
  Net income                                    -              -         12,516               -              -         12,516
  Cash dividends declared                       -              -         (7,527)              -              -
  Shares issued under stock-based
       plans                                4,451            712              -               -              -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -              -              -          (9,372)             -         (9,372)
                                    ------------------------------------------------------------------------------------------
Total comprehensive income                      -              -              -               -              -        $ 3,144
                                    ------------------------------------------------------------------------------------------
Balance at June 30, 1999               16,994,073      $ 115,006       $ 39,916           $ 181            $ -


                                                                                  June 30, 1999
                                                                   --------------------------------------------
                                                                      Before           Tax           Net of
                                                                        tax         (expense)         tax
                                                                      amount         benefit         amount
                                                                   --------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                        (14,631)          5,121         (9,510)
  Less: reclassification adjustment for gains realized in net income        213             (75)           138
                                                                   --------------------------------------------
Other comprehensive income, net                                         (14,418)          5,046         (9,372)
                                                                   ============================================





The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended June 30,
(Dollars in thousands)
                                                                                2000           1999
                                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  13,916      $  12,516
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                                    3,000          2,830
    Depreciation and amortization                                                2,310          2,177
    Net gains (losses) on sale of securities and mortgages                         160             (1)
    Trading-related assets                                                          --         21,589
    Mortgage loans originated for resale                                        (1,408)       (47,336)
    Sale of mortgage loans originated for resale                                 1,408         47,336
    Other                                                                      (11,462)          (355)
                                                                             ---------      ---------

      Net cash provided by operating activities                                  7,924         38,756

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale             19,156         15,303
  Proceeds from maturities of investment securities - available for sale        13,634         34,316
  Purchase of investment securities - available for sale                       (54,821)       (56,627)
  Proceeds from sales of loans                                                      --             --
  Net increase in loans                                                        (38,146)       (65,792)
  Purchases of premises & equipment                                             (2,470)        (2,295)
                                                                             ---------      ---------

      Net cash (used in) investing activities                                  (62,647)       (75,095)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                     7,902         72,570
    Repurchase agreements, fed funds & short-term borrowings                   126,596        (22,232)
    Repayments of long-term borrowings                                         (65,010)          (541)
   (Increase) decrease in treasury stock                                        (1,101)            --
    Issuance of common stock under dividend reinvestment plan                       --            712
    Effect of treasury stock transactions                                         (352)            --
    Cash dividends                                                              (7,037)        (7,522)
                                                                             ---------      ---------

      Net cash provided by financing activities                                 60,998         42,987

Net increase in cash and cash equivalents                                        6,275          6,648

Cash and cash equivalents at January 1                                          66,992         65,801
                                                                             ---------      ---------

Cash and cash equivalents at June 30                                         $  73,267      $  72,449
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

2. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. National Penn Bancshares, Inc. completed the acquisition of Panasia Bank on July 11, 2000 at a price of $29.00 per share in cash, with an aggregate purchase price for such shares and related costs totaling approximately $20 million. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value as of the date of acquisition. The excess consideration paid over the estimated fair market value of net assets acquired in the amount of $12.2 million has been recorded as goodwill to be amortized on the straight-line basis over 20 years. All financial information presented will include results of Panasia Bank from July 11, 2000 forward. Panasia Bank is a wholly-owned subsidiary of National Penn Bancshares, Inc.

4. National Penn Bancshares, Inc. entered into a definitive agreement on July 23, 2000 to acquire Community Independent Bank, Inc. in a transaction intended to be accounted for under the pooling of interests method of accounting.

5. Per share data are based on the weighted average number of shares outstanding of 17,675,203 and 17,832,876 for 2000 and 1999, respectively, and on the weighted average number of diluted shares outstanding of 17,885,284 and 18,122,937 for 2000 and 1999, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid December 22, 1999.

6. On June 28, 2000, the Company's Board of Directors declared a cash dividend of $.20 per share payable on August 17, 2000, to shareholders of record on July 31, 2000.

7. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $14,802,000 at June 30, 2000, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,255,000 at June 30, 2000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $2.310 billion, an increase of $67.3 million or 3.0% over the $2.242 billion at December 31, 1999. This increase is reflected primarily in the loan category which increased $35.1 million and the investment category which increased $18.8 million.

         Total cash and cash equivalents decreased $6.3 million or 9.4% at June 30, 2000 when compared to December 31, 1999. The increase in cash and due from banks of $8.1 million was partially offset by a decrease in interest bearing deposits of $1.8 million.

         Loans increased to $1.571 billion at June 30, 2000. The increase of $35.1 million or 2.3% compared to December 31, 1999 was primarily the result of the investment of deposits and securities sold under repurchase agreements. Loans originated for immediate resale during the first six months of 2000 amounted to $1.4 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .14% through the second quarter of 2000 versus .17% for the year 1999, and the ratio of non-performing assets to total loans of 1.17% at June 30, 2000 and .93% at December 31 1999. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $18.8 million at June 30, 2000 compared to $14.6 million at December 31, 1999. Of these amounts, non-accrual loans represented $14.8 million and $11.1 million at June 30, 2000 and December 31, 1999, respectively. Loans 90 days past due and still accruing interest were $2.9 million and $2.7 million at June 30, 2000 and December 31, 1999, respectively. Other real estate owned was $.4 million and $1.1 million at June 30, 2000 and December 31, 1999, respectively. The Company had no restructured loans at June 30, 2000 or December 31, 1999. The allowance for loan losses to non-performing assets was 191.2% and 234.3% at June 30, 2000 and December 31, 1999, respectively. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $18.8 million or 3.6% to $534.8 million at June 30, 2000 when compared to December 31, 1999. The increase is due to investment purchases of $54.8 million, primarily in mortgage-backed securities, which was partially offset by investment calls and maturities and the amortization of mortgage-backed securities.

         As the primary source of funds, aggregate deposits of $1.601 billion at June 30, 2000 increased $7.9 million or .4% compared to December 31, 1999. The increase in deposits during the first six months of 2000 was primarily in non-interest bearing deposits which increased $34.3 million while interest-bearing deposits decreased $26.4 million. Certificates of deposit in excess of $100,000 decreased $18.8 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $537.5 million at June 30, 2000, and $475.9 million at December 31, 1999. The increase of $61.6 million is primarily due to the increase in securities sold under repurchase agreements and federal funds purchased of $133.0 million, which was partially offset due to the repayment of short-term obligations of $6.4 million, and a decrease in long-term obligations of $65.0 million.

         Shareholders' equity increased $3.3 million through June 30, 2000 due to an increase in earnings retained which was partially offset by a decrease in the valuation adjustment for securities available for sale. Cash dividends paid during the first six months of 2000 increased $.4 million or 6.8% compared to the cash dividends paid during the first six months of 1999. Earnings retained during the first six months of 2000 were 48.2% compared to 47.1% during the first six months of 1999.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 2000 was $7.1 million, 8.6% more than the $6.5 million for the second quarter of 1999. For the first six months, net income reached $13.9 million or 11.2% more than the $12.5 million reported for the first six months of 1999. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the second quarter of 2000 and 1999 was $20.2 million. Net interest income increased $1.9 million or 4.7% to $41.6 million during the second quarter of 2000 from $39.7 million in 1999. The increase in interest income for the first six months is a result of increased loan income of $6.8 million and increased investment income of $2.0 million due to growth in loan outstandings and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. From November 16, 1999 to February 1, 2000, the prime rate was 8.50%. From February 2, 2000 to March 21, 2000, the prime rate was 8.75%. On March 22, 2000, the prime rate changed to 9.00%. Interest expense during the six three months of 2000 increased $6.6 million or 16.9% compared to the prior year's first six months. In addition to the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $.2 million for the six-month period ended June 30, 2000 compared to the same period in 1999. The allowance for loan and lease losses of $35.9 million at June 30, 2000 and $34.1 million at December 31, 1999 as a percentage of total loans was 2.2% for both time periods. The Company's net charge-offs of $1.2 million and $2.4 million during the first six months of 2000 and 1999, respectively. While net charge-offs are fifty percent less in 2000 compared to 1999, they are still within the historical range for the Company and continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $.9 million or 15.2% during the second quarter of 2000, as a result of increased other income of $.6 million, increased service charges on deposit accounts of $.2 million, increased trust income of $.2 million, which was partially offset by decreased gains on the sale of investment securities of $.2 million. Year to date, other income increased $2.5 million or 24.3% as a result of increased other income of $1.1 million, increased mortgage banking income of .6 million, increased trust income of $.5 million and increased service charges on deposit accounts of $.4 million. Other expenses increased $.2 million or 1.3% during the quarter ended June 30, 2000 and increased $2.4 million or 7.6% for the six month period. Of this year-to-date increase, salaries, wages and benefits increased $1.4 million or 7.6%, net premises and equipment increased $.5 million or 10.9%, and other operating expenses increased $.5 million or 5.6%.

         Income before income taxes increased $.6 million or 7.8% in the second quarter of 2000 compared to the same time period in 1999. In comparing the first six months of 2000 to 1999, income before income taxes increased $1.8 million or 11.7%. Income taxes remained relatively unchanged for the quarter ended June 30, 2000 and increased $.4 million for the six month period. The Company's effective tax rate is 18.7% and 18.4% for June 30, 2000 and June 30, 1999, respectively. This is due to the Company invests in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $134.5 million from year-end 1999. Long-term borrowings decreased $65.0 million during the first six months of 2000. These changes represent a shift from long-term borrowings to short-term borrowings and a slower growth in deposits compared to loans.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2000:

                                                              Repricing Periods  (1)
                                                     --------------------------------------------
                                                           Three Months         One Year
                                          Within Three      Through One       Through Five       Over
                                             Months            Year              Years          Five Years
                                        -------------------------------------------------------------------
                                                                (In Thousands)
Assets
      Interest bearing deposits
         at banks                       $     2,192      $        --      $        --      $        --
      Investment securities                  57,119           33,925          114,170          329,630
      Loans and leases (1)                  478,025          234,404          496,243          362,878
      Other assets                           15,979               --               --          185,206
                                        -----------      -----------      -----------      -----------
                                            553,315          268,329          610,413          877,714
                                        -----------      -----------      -----------      -----------
Liabilities and equity
      Non-interest bearing deposits         244,550               --               --               --
      Interest bearing deposits (2)         492,968           81,293          340,017          442,328
      Borrowed funds                        262,408               --           77,500          157,351
      Preferred securities                       --               --               --           40,250
      Other liabilities                          --               --               --           20,073
      Hedging instruments                    70,000               --          (70,000)              --
      Shareholders' equity                       --               --               --          151,033
                                        -----------      -----------      -----------      -----------
                                          1,069,926           81,293          347,517          811,035
                                        -----------      -----------      -----------      -----------
Interest sensitivity gap                   (516,611)         187,036          262,896           66,679
                                        -----------      -----------      -----------      -----------

Cumulative interest rate
        sensitivity gap                 ($  516,611)     ($  329,575)     ($   66,679)     $        --
                                        ===========      ===========      ===========      ===========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 2000. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 21.5% of these deposits are considered repriceable within three months and 78.5% are considered repriceable in the over five years category.

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

         The Company believes interest rate levels have the potential to rise slightly in the second half of 2000, with no clear indication of sustainable rising or falling rates thereafter. Given this assumption, the Company's asset/liability strategy for 2000 is to achieve a reduced negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a rising interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                June 30,         Dec. 31,
                                                 2000             1999
                                               -------           ------
CAPITAL PERFORMANCE
Return on average assets (annualized)            1.22%            1.26%
Return on average equity (annualized)           18.70            17.90
Earnings retained                               48.20            51.00

CAPITAL LEVELS

                                      Tier 1 Capital to     Tier 1 Capital to Risk-  Total Capital to Risk-
                                     Average Assets Ratio    Weighted Assets Ratio      Weighted Assets Ratio
                                     Jun. 31,    Dec. 31,    Jun. 31,     Dec. 31,    Jun. 31,    Dec. 31,
                                       2000        1999        2000         1999        2000        1999
                                       ----        ----        ----         ----        ----        ----
The Company                            8.73%       8.58%       11.42%      11.43%      12.68%       12.73%
National Penn Bank                     7.00%       6.83%        9.21%       9.16%      10.47%       10.42%
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2000, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                                 FUTURE OUTLOOK

         On July 11, 2000, the Company acquired Panasia Bank in a transaction accounted for under the purchase method of accounting. Panasia Bank is headquartered in Ft. Lee, New Jersey. Panasia has approximately $100 million in assets. Panasia Bank is a wholly-owned subsidiary of National Penn Bancshares, Inc.

         On July 23, 2000, the Company entered into a definitive agreement to acquire Community Independent Bank, Inc. in a transaction intended to be accounted for as a pooling of interests. Community Independent Bank, Inc. is a one-bank holding company headquartered in Bernville, Pennsylvania, operating four community bank offices in Berks County. Community Independent Bank, Inc. has approximately $110 million in assets. Subject to satisfaction of various conditions, this transaction is expected to close during the first quarter of 2001.

         On April 24, 2000, the Company opened a branch in Horsham, Montgomery County. During the remainder of 2000, the Company anticipates opening two more new branches, one in Berks County and one in Philadelphia.

          This report contains forward-looking statements concerning earnings, asset quality, and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in the Company's Report on Form 10-K for 1999, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

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

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         The 2000 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the "Registrant") was held on April 25, 2000. Notice of the Meeting was mailed to shareholders of record on or about March 27, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held to elect four Class I directors to hold office for three years from the date of election and until their successors are elected and qualified.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

                                                           Abstentions and
      Nominee                    For          Withheld    Broker Non-votes


John H. Body                  12,480,689       107,658           -0-

J. Ralph Borneman, Jr.        12,480,783       107,564           -0-

Kenneth A. Longacre           12,481,160       107,187           -0-

Robert E. Rigg                12,478,223       110,124           -0-


Item 5.  Other Information.
--------------------------

          As previously reported, on July 11, 2000 the Registrant acquired Panasia Bank in a transaction accounted for as a "purchase", and on July 23, 2000 the Registrant entered into a definitive agreement to acquire Community Independent Bank, Inc. in a transaction intended to be accounted for as a "pooling of interests".

         During second quarter 2000, the Registrant's banking subsidiary, National Penn Bank (the "Bank"), opened a branch in Horsham (Montgomery County), and relocated a branch of its National Asian Bank Division to a new site in Cheltenham (Montgomery County). The Bank also closed a supermarket branch in Perkasie (Bucks County), a branch in Doylestown (Bucks County), and a loan production office in West Chester (Chester County).

         On June 28, 2000, the Registrant's Board of Directors declared a cash dividend of $.20 per share to be paid on August 17, 2000 to shareholders of record on July 31, 2000.

         In June 2000, the Bank entered into an alliance with M&I First National Leasing Corp. to provide Bank business customers with commercial leasing services. In August 2000, the Bank entered into an alliance with Tucker Anthony Incorporated, MidAtlantic Division, to provide municipal and industrial development bonds as well as structured finance options to Bank customers.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits.

             Exhibit 27 -      Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarterly period ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL PENN BANCSHARES, INC.
                                             (Registrant)

Dated:   August 10, 2000           By /s/  Wayne R. Weidner
                                     ------------------------------------
                                             Wayne R. Weidner, President

Dated:   August 10, 2000           By /s/  Gary L. Rhoads
                                     ------------------------------------
                                            Gary L. Rhoads, Principal
                                            Financial Officer