Form 10-Q
period 2000-09-30
NATIONAL PENN BANCSHARES INC
filed 2000-11-14
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 2000
                                ----------------------------------------------

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                        to
                                 ---------------------    ---------------------


Commission file number: 000-10957
                        ------------------------------

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

             Class                              Outstanding at November 8, 2000

    Common Stock (no stated par value)          (No.) 17,714,236 Shares


                               Page 1 of 16 pages

TABLE OF CONTENTS

Part I - Financial Information.                                            Page
-------------------------------

    Item 1. Financial Statements .........................................  3

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operation ...............  8

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk .................................................. 13

Part II - Other Information.
---------------------------

    Item 1. Legal Proceedings ............................................ 14

    Item 2. Changes in Securities ........................................ 14

    Item 3. Defaults Upon Senior Securities .............................. 14

    Item 4. Submission of Matters to a Vote of
            Security Holders ............................................. 14

    Item 5. Other Information ............................................ 14

    Item 6. Exhibits and Reports on Form 8-K ............................. 14

Signature................................................................. 16

                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                      Sept. 30              Dec. 31
 (Dollars in thousands, except per share data)                                              2000                 1999
                                                                                         (Unaudited)            (Note)
                                                                                       ----------------     ----------------
ASSETS
Cash and due from banks                                                                        $64,203              $62,953
Interest bearing deposits in banks                                                               5,110                4,039
Federal funds sold                                                                              12,000                    -
                                                                                       ----------------     ----------------
    Total cash and cash equivalents                                                             81,313               66,992
Investment securities available for sale                                                       581,434              516,027
Loans, less allowance for loan losses of $37,571 and
  $34,139 in 2000 and 1999 respectively                                                      1,650,482            1,536,404
Other assets                                                                                   140,668              123,009
                                                                                       ----------------     ----------------
    Total Assets                                                                            $2,453,897           $2,242,432
                                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                                 $228,670             $210,272
Interest bearing deposits
  (Includes certificates of deposit in excess of $100,000 or greater:
  2000 - $243,069; 1999 - $195,939)                                                          1,531,931            1,382,982
                                                                                       ----------------     ----------------
    Total Deposits                                                                           1,760,601            1,593,254
Securities sold under repurchase agreements
  and federal funds purchased                                                                  308,814              200,148
Short-term borrowings                                                                           10,000               12,448
Long-term obligations                                                                          149,062              223,077
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                                            40,250               40,250
Accrued interest and other liabilities                                                          25,455               25,559
                                                                                       ----------------     ----------------
    Total Liabilities                                                                        2,294,182            2,094,736
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                                         -                    -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2000 - 17,714,236; 1999 - 17,736,699; net of shares
    in Treasury: 2000 - 129,236; 1999 - 108,176                                                134,796              135,526
  Retained earnings                                                                             33,850               26,739
  Accumulated other comprehensive loss                                                          (6,121)             (11,616)
  Treasury stock at cost                                                                        (2,810)              (2,953)
                                                                                       ----------------     ----------------
    Total Shareholders' Equity                                                                 159,715              147,696
                                                                                       ----------------     ----------------
    Total Liabilities and Shareholders' Equity                                              $2,453,897           $2,242,432
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                Three Months Ended                     Nine Months Ended
(Dollars in thousands, except per share data)                      September 30                          September 30
                                                        ----------------------------------------------------------------------

                                                             2000             1999                 2000             1999
                                                        ---------------  ----------------     ----------------  --------------
INTEREST INCOME
Loans including fees                                           $38,290           $33,528             $108,618         $97,037
Deposits in banks                                                   59                69                  221             176
Federal funds sold                                                  78                10                  121             170
Trading account securities                                           -                 -                    -             196
Investment securities                                            9,304             8,281               26,356          23,369
                                                        ---------------  ----------------     ----------------  --------------
    Total interest income                                       47,731            41,888              135,316         120,948
                                                        ---------------  ----------------     ----------------  --------------
INTEREST EXPENSE
Deposits                                                        18,219            13,945               49,471          41,178
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                    8,017             7,154               22,737          19,250
                                                        ---------------  ----------------     ----------------  --------------
    Total interest expense                                      26,236            21,099               72,208          60,428
                                                        ---------------  ----------------     ----------------  --------------
    Net interest income                                         21,495            20,789               63,108          60,520
Provision for loan losses                                        1,400             1,415                4,400           4,245
                                                        ---------------  ----------------     ----------------  --------------
    Net interest income after provision
      for loan losses                                           20,095            19,374               58,708          56,275
                                                        ---------------  ----------------     ----------------  --------------
OTHER INCOME
Trust income                                                     1,219             1,019                3,581           2,912
Service charges on deposit accounts                              1,845             1,511                4,891           4,201
Net gains (losses) on sale of investment securities                103                 -                  263             213
Mortgage banking income                                            286               259                1,305             689
Trading revenue                                                      -                 -                    -             (48)
Other                                                            3,352             2,845                9,447           7,867
                                                        ---------------  ----------------     ----------------  --------------
    Total other income                                           6,805             5,634               19,487          15,834
                                                        ---------------  ----------------     ----------------  --------------
OTHER EXPENSES
Salaries, wages and employee benefits                            9,517             9,386               29,483          27,937
Net premises and equipment                                       2,968             2,391                8,175           7,085
Other operating                                                  5,014             4,076               14,017          12,601
                                                        ---------------  ----------------     ----------------  --------------
    Total other expenses                                        17,499            15,853               51,675          47,623
                                                        ---------------  ----------------     ----------------  --------------
    Income before income taxes                                   9,401             9,155               26,520          24,486
Applicable income tax expense                                    1,915             1,945                5,118           4,760
                                                        ---------------  ----------------     ----------------  --------------
    Net income                                                  $7,486            $7,210              $21,402         $19,726
                                                        ===============  ================     ================  ==============


PER SHARE OF COMMON STOCK
Net income per share - basic                                     $0.42             $0.41                $1.21           $1.11
Net income per share - diluted                                    0.42              0.40                 1.20            1.09
Dividends paid in cash                                            0.20              0.19                 0.60            0.56

The accompanying notes are an integral part of these condensed financial statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2000
  (Dollars in thousands)

                                                                                   Accumulated
                                            Common Stock                              other
                                    -----------------------------    Retained     conprehensive    Treasury      Comprehensive
                                       Shares        Par Value       earnings         loss           stock          income
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 1999          17,736,699      $135,526      $26,739         $(11,616)      $(2,953)
 Net income                                   -             -        21,402               -             -           $21,402
 Cash dividends declared                      -             -       (14,291)              -             -
 Shares issued under stock-based
   plans                                                                 -                -             -
 Other comprehensive income, net
   of reclassification adjustment
   and taxes                                  -             -            -             5,495            -             5,495
                                      -----------------------------------------------------------------------------------------
Total comprehensive income                    -             -            -                -             -          $ 26,897
                                      -----------------------------------------------------------------------------------------
 Effect of treasury stock transactions   (22,463)         (730)                                        143
                                      -----------------------------------------------------------------------------------------
Balance at September 30, 2000         17,714,236     $ 134,796     $ 33,850         $ (6,121)     $ (2,810)


                                                                                           September 30, 2000
                                                                        ---------------------------------------------------
                                                                               Before             Tax             Net of
                                                                                 tax           (expense)            tax
                                                                               amount           benefit           amount
                                                                        ---------------------------------------------------
Unrealized gains on securities
 Unrealized holding gains arising during period                                7,149            (2,502)            4,647
 Less: reclassification adjustment for gains realized in net income            1,305              (457)              848
                                                                        --------------------------------------------------
Other comprehensive income, net                                                8,454            (2,959)            5,495
                                                                        ==================================================



NINE MONTHS ENDED SEPTEMBER 30, 1999
  (Dollars in thousands)

                                                                                   Accumulated
                                            Common Stock                              other
                                    -----------------------------    Retained     conprehensive    Treasury      Comprehensive
                                       Shares        Par Value       earnings         loss           stock          income
                                    ------------------------------------------------------------------------------------------

Balance at December 31, 1998          16,989,622      $114,294      $34,927           $9,553        $   -
 Net income                                   -             -        19,726               -             -           $19,726
 Cash dividends declared                      -             -       (10,894)              -             -
 Shares issued under stock-based
   plans                                   4,676           693           -                -             -
 Other comprehensive income, net
   of reclassification adjustment
   and taxes                                  -             -            -           (15,307)           -           (15,307)
                                      -------------------------------------------------------------------------------------
Total comprehensive income                    -             -            -                -             -           $ 4,419
                                      -------------------------------------------------------------------------------------
 Effect of treasury stock transactions   (67,467)         (533)                                     (1,404)
                                      -------------------------------------------------------------------------------------
Balance at September 30, 1999         16,926,831     $ 114,454     $ 43,759         $ (5,754)     $ (1,404)


                                                                                         September 30, 1999
                                                                        -------------------------------------------------
                                                                               Before              Tax           Net of
                                                                                 tax            (expense)          tax
                                                                               amount            benefit         amount
                                                                        -------------------------------------------------
Unrealized gains on securities
 Unrealized holding gains arising during period                              (23,762)            8,317           (15,445)
 Less: reclassification adjustment for gains realized in net income              213               (75)              138
                                                                        ------------------------------------------------
Other comprehensive income, net                                              (23,549)            8,242           (15,307)
                                                                        ================================================





                            The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
(Dollars in thousands)
                                                                                      2000                  1999
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $21,402               $19,726
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                             4,400                 4,245
    Depreciation and amortization                                                         3,822                 3,387
    Net (gains) losses on sale of securities and mortgages                                  263                  (143)
    Trading-related assets                                                                    -                21,589
    Mortgage loans originated for resale                                                 (9,580)              (46,658)
    Sale of mortgage loans originated for resale                                          9,580                46,658
    Other                                                                                (8,672)               (2,234)
                                                                              ------------------    ------------------

      Net cash provided by operating activities                                          21,215                46,570

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in excess of cash equivalents for business acquired                          (1,387)                    -
  Proceeds from sales of investment securities - available for sale                      29,058                16,511
  Proceeds from maturities of investment securities - available for sale                 25,359                43,571
  Purchase of investment securities - available for sale                                (61,851)             (124,893)
  Proceeds from sales of loans                                                                -                     -
  Net increase in loans                                                                 (80,592)             (110,716)
  Purchases of premises & equipment                                                      (5,379)               (2,942)
                                                                              ------------------    ------------------

      Net cash provided by (used in) investing activities                               (94,792)             (178,469)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                             66,888                47,168
    Repurchase agreements, fed funds & short-term borrowings                            106,218                42,606
    Repayments of long-term borrowings                                                  (74,015)               49,454
  (Increase) decrease in treasury stock                                                     143                (1,404)
  Issuance of common stock under dividend reinvestment plan                                   -                   160
  Effect of treasury stock transactions                                                    (730)                    -
  Cash dividends                                                                        (10,606)              (10,894)
                                                                              ------------------    ------------------

      Net cash provided by financing activities                                          87,898               127,090

Net increase (decrease) in cash and cash equivalents                                     14,321                (4,809)

Cash and cash equivalents at January 1                                                   66,992                65,801
                                                                              ------------------    ------------------

Cash and cash equivalents at September 30                                               $81,313               $60,992
                                                                              ==================    ==================



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

2. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. National Penn Bancshares, Inc. completed the acquisition of Panasia Bank on July 11, 2000 at a price of $29.00 per share in cash, with an aggregate purchase price for such shares and related costs totaling approximately $20 million. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value as of the date of acquisition. The excess consideration paid over the estimated fair market value of net assets acquired in the amount of $12.2 million has been recorded as goodwill to be amortized on the straight-line basis over 20 years. All financial information presented includes results of Panasia Bank from July 11, 2000 forward. Panasia Bank is a wholly-owned subsidiary of National Penn Bancshares, Inc.

4. National Penn Bancshares, Inc. entered into a definitive agreement on July 23, 2000 to acquire Community Independent Bank, Inc. in a transaction intended to be accounted for under the pooling of interests method of accounting.

5. Per share data are based on the weighted average number of shares outstanding of 17,690,148 and 17,807,914 for 2000 and 1999, respectively, and on the weighted average number of diluted shares outstanding of 17,905,571 and 18,083,347 for 2000 and 1999, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid December 22, 1999.

6. On September 27, 2000, the Company's Board of Directors declared a cash dividend of $.21 per share payable on November 17, 2000, to shareholders of record on October 31, 2000. On October 25, 2000, the Company's Board of Directors declared a 5% stock dividend payable on December 20, 2000, to shareholders of record on December 8, 2000. The financial and per share information has not been adjusted to reflect the 5% stock dividend.

7. In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, was issued. SFAS No. 138 amends SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives. SFAS No. 138 is required to be adopted concurrently with SFAS No.
133. The Company is currently reviewing provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138.

7. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $12,835,000 at September 30, 2000, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,160,000 at September 30, 2000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         Total assets increased to $2.454 billion, an increase of $211.5 million or 9.4% over the $2.242 billion at December 31, 1999. This increase is reflected primarily in the loan category, which increased $114.1 million, of which $37.9 million was due to the addition of Panasia Bank in July 2000, and the investment category, which increased $65.4 million, of which $39.3 million is related to Panasia.

         Total cash and cash equivalents increased $14.3 million or 21.4% at September 30, 2000 when compared to December 31, 1999. The increase is reflected primarily in federal funds sold which increased $12.0 million.

         Loans increased to $1.650 billion at September 30, 2000. The increase of $114.1 million or 7.4% compared to December 31, 1999 was primarily the result of the addition of $37.9 million or 2.5% in loans from the acquisition of Panasia and the investment of deposits and securities sold under repurchase agreements. Loans originated for immediate resale during the first nine months of 2000 amounted to $9.6 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .19% through the third quarter of 2000 versus .17% for the year 1999, and the ratio of non-performing assets to total loans of 1.17% at September 30, 2000 and .93% at December 31 1999. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $18.3 million at September 30, 2000 compared to $14.6 million at December 31, 1999. Of these amounts, non-accrual loans represented $12.8 million and $11.1 million at September 30, 2000 and December 31, 1999, respectively. Loans 90 days past due and still accruing interest were $4.2 million and $2.7 million at September 30, 2000 and December 31, 1999, respectively. Other real estate owned was $1.3 million and $.8 million at September 30, 2000 and December 31, 1999, respectively. The increase in non-performing assets is primarily due to one significant credit that is fully collateralized. The Company had no restructured loans at September 30, 2000 or December 31, 1999. The allowance for loan losses to non-performing assets was 204.6% and 234.3% at September 30, 2000 and December 31, 1999, respectively. The Company has no significant exposure to energy and agricultural-related loans.

         Investments, the Company's secondary use of funds, increased $65.4 million or 12.7% to $581.4 million at September 30, 2000 when compared to December 31, 1999. The increase is due to the addition of $49.4 million in investments from the acquisition of Panasia and to investment purchases of $61.9 million, primarily in mortgage-backed securities, which was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities.

         Other assets increased to $140.7 million, an increase of $17.7 million over the $123.0 million at December 31, 1999. The increase is due primarily to the $12.2 million in goodwill from the acquisition of Panasia in July 2000, which is being amortized over a 20 year period.

         As the primary source of funds, aggregate deposits of $1.761 billion at September 30, 2000 increased $167.3 million or 10.5% compared to December 31, 1999. The increase in deposits during the first nine months of 2000 was primarily in interest-bearing deposits, which increased $148.9 million while non-interest bearing deposits increased $18.4 million, largely due to the acquisition of $100.4 million in deposits from Panasia in July 2000. Certificates of deposit in excess of $100,000 increased $47.1 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $508.1 million at September 30, 2000, and $475.9 million at December 31, 1999. The increase of $32.2 million is primarily due to the increase in securities sold under repurchase agreements and federal funds purchased of $108.7 million, which was partially offset due to the repayment of short-term obligations of $2.4 million, and a decrease in long-term obligations of $74.0 million.

         Shareholders' equity increased $12.0 million through September 30, 2000 due to an increase in earnings retained which was partially offset by a decrease in the valuation adjustment for securities available for sale. Cash dividends paid during the first nine months of 2000 increased $.6 million or 5.8% compared to the cash dividends paid during the first nine months of 1999. Earnings retained during the first nine months of 2000 were 50.4% compared to 49.2% during the first nine months of 1999.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 2000 was $7.5 million, 3.8% more than the $7.2 million for the third quarter of 1999. For the first nine months, net income reached $21.4 million or 8.5% more than the $19.7 million reported for the first nine months of 1999. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the third quarter of 2000 was $21.5 million, 3.4% more than the $20.8 million for the third quarter of 1999. Net interest income increased $2.6 million or 4.3% to $63.1 million during the third quarter of 2000 from $60.5 million in 1999. The increase in interest income for the first nine months is a result of increased loan income of $11.6 million and increased investment income of $2.9 million due to growth in loans outstanding and higher rates on loans that was partially offset by growth in deposits and higher rates on deposits and borrowings. Interest rate risk is a major concern in forecasting earnings potential. From November 16, 1999 to February 1, 2000, the prime rate was 8.50%. From February 2, 2000 to March 21, 2000, the prime rate was 8.75%. On March 22, 2000, the prime rate changed to 9.00%. Interest expense during the first nine months of 2000 increased $11.8 million or 19.5% compared to the prior year's first nine months. The increase in interest expense for the first nine months is a result of increased interest on deposits of $8.3 million and increased interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $3.5 million due to an increase in outstandings and higher rates on deposits and borrowings. In addition to the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses increased $155,000 for the nine-month period ended September 30, 2000 compared to the same period in 1999. The allowance for loan and lease losses of $37.6 million at September 30, 2000 and $34.1 million at December 31, 1999 as a percentage of total loans was 2.2% for both time periods. The Company's net charge-offs of $2.4 million and $2.8 million during the first nine months of 2000 and 1999, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $1.2 million or 20.8% during the third quarter of 2000, as a result of increased other income of $507,000, increased service charges on deposit accounts of $334,000, increased trust income of $200,000 million, and increased gains on the sale of investment securities of $103,000. Year to date, other income increased $3.7 million or 23.1% as a result of increased other income of $1.6 million, increased service charges on deposit accounts of 690,000, increased trust income of $669,000 and increased mortgage banking income of $616,000. The increase in other income is due to increased income on bank-owned life insurance and increased income on other services charges and fees. Other expenses increased $1.6 million or 10.4% during the quarter ended September 30, 2000 and increased $4.1 million or 8.5% for the nine-month period. Of this year-to-date increase, salaries, wages and benefits increased $1.5 million or 5.5%, other operating expenses increased $1.4 million or 11.2%, and net premises and equipment increased $1.1 million or 15.4%.

         Income before income taxes increased $246,000 or 2.7% in the third quarter of 2000 compared to the same time period in 1999. In comparing the first nine months of 2000 to 1999, income before income taxes increased $2.0 million or 8.3%. Income taxes remained relatively unchanged for the quarter ended September 30, 2000 and increased $358,000 for the nine-month period. The Company's effective tax rate is 19.3% and 19.4% for September 30, 2000 and September 30, 1999, respectively. This is due to the Company's investments in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $273.6 million from year-end 1999. Long-term borrowings decreased $74.0 million during the first nine months of 2000. These changes represent a shift from long-term borrowings to short-term borrowings and a slower growth in deposits compared to loans.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2000:

                                                              Repricing Periods  (1)
                                                     --------------------------------------------
                                                          Three Months         One Year
                                        Within Three      Through One        Through Five          Over
                                            Months              Year              Years          Five Years
                                        -------------------------------------------------------------------
                                                                    (In Thousands)
Assets
      Interest bearing deposits
         at banks                           $   4,017         $     - -        $     - -         $   1,093
      Investment securities                    39,395            72,350          129,826           339,863
      Loans and leases (1)                    513,601           242,272          494,355           400,254
      Other assets                             19,743               - -              - -           197,128
                                            ---------         ---------        ---------         ----------
                                              576,756           314,622          624,181           938,338
                                            ---------         ---------        ---------         ----------
Liabilities and equity
      Non-interest bearing deposits           228,670               - -              - -               - -
      Interest bearing deposits (2)           305,205           417,841          253,610           555,275
      Borrowed funds                          189,350            77,500              - -           201,026
      Preferred securities                        - -               - -              - -            40,250
      Other liabilities                           - -               - -              - -            24,455
      Hedging instruments                      70,000          (30,000)          (40,000)              - -
      Shareholders' equity                        - -               - -              - -           159,715
                                            ---------         ---------        ---------         ----------
                                              793,225           465,341          213,610           981,721
                                            ---------         ---------        ---------         ----------
Interest sensitivity gap                     (216,469)         (150,719)         410,571          (43,383)
                                            ---------         ---------        ---------         ----------

Cumulative interest rate
        sensitivity gap                     ($216,469)        ($367,188)       ($ 43,383)        $     -  -
                                            =========         =========        =========         ==========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 2000. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 21.3% of these deposits are considered repriceable within three months and 78.7% are considered repriceable in the over five years category.

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

         The Company believes interest rate levels have the potential to rise slightly in the remainder of 2000, with no clear indication of sustainable rising or falling rates thereafter. Given this assumption, the Company's asset/liability strategy for 2000 is to achieve a reduced negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a rising interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                                CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                      Sept. 30,        Dec. 31,
                                                        2000             1999
                                                      -------          -------
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.23%            1.26%
Return on average equity (annualized)                  18.90            17.90
Earnings retained                                      50.40            51.00

CAPITAL LEVELS

                                      Tier 1 Capital to    Tier 1 Capital to Risk-  Total Capital to Risk-
                                    Average Assets Ratio    Weighted Assets Ratio   Weighted Assets Ratio
                                    Sept. 30,    Dec. 31,    Sept. 30,    Dec. 31,   Sept. 30,    Dec. 31,
                                       2000        1999        2000         1999        2000        1999
                                       ----        ----        ----         ----        ----        ----
The Company                           7.83%       8.58%       10.33%      11.43%      11.59%       12.73%
National Penn Bank                    7.00%       6.83%        9.14%       9.16%      10.40%       10.42%
Panasia Bank                          7.37%       9.33%       21.26%      23.46%      22.54%       24.71%
"Well Capitalized" institution        5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2000, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

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

         On July 17, 2000, the Company opened a branch in Wyomissing, Berks County. During the remainder of 2000, the Company anticipates opening one more new branch in Philadelphia.

          This report contains forward-looking statements concerning earnings, asset quality, and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in the Company's reports filed from time to time with the Securities and Exchange Commission, including without limitation the Report on From 8-K dated October 25, 2000, which is incorporated herein by reference. The Company cautions readers not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.

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

         None.

Item 2.  Changes in Securities.
------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to Vote of Security Holders.
----------------------------------------------------------

         None.

Item 5.  Other Information.
--------------------------

         Cash Dividend
         -------------

         On September 27, 2000, the Board of Directors of National Penn Bancshares, Inc. ("National Penn") declared a cash dividend of $.21 per share payable on November 17, 2000, to shareholders of record on October 31, 2000.

         Community Independent Bank, Inc. - Pennsylvania Department of Banking
         ---------------------------------------------------------------------
Approval
--------

         As has been previously reported, on July 23, 2000, National Penn and Community Independent Bank, Inc. ("Community") entered into an Agreement which provides, among other things, for the merger of Community with and into National Penn, with National Penn surviving the merger.

         On November 7, 2000, the Pennsylvania Department of Banking approved the National Penn/Community merger, subject to a favorable vote on the merger by Community's shareholders. A special meeting of Community's shareholders to consider and vote upon the National Penn/Community merger is scheduled for November 30, 2000.

         Branch/ATM Changes
         ------------------

         During third quarter 2000, National Penn's principal banking subsidiary, National Penn Bank (the "Bank"), closed a branch on Park Road, and opened a branch on Berkshire Boulevard, in Wyomissing (Berks County). The Bank also closed an automated teller machine ("ATM") on Hamilton Boulevard, in Allentown (Lehigh County), and opened a new ATM in West Chester (Chester County).

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits.

          2.2 - Agreement dated July 23, 2000, between National Penn Bancshares, Inc. and Community Independent Bank, Inc. (Schedules are omitted pursuant to Regulation S-K, Item 601(b)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated July 11, 2000.)

          4.1 - Term Loan Agreement dated July 11, 2000, between National Penn Bancshares, Inc. and The Northern Trust Company. (Omitted pursuant to Regulation S-K, Item 601(b)(4)(iii); National Penn agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.)

          27        - Financial Data Schedule.

(b)      Reports on Form 8-K.

         During the quarter ended September 30, 2000, National Penn filed the following reports on Form 8-K:

         * Report dated July 11, 2000. The Report provided information under Item 5 on the closing of National Penn's acquisition of Panasia Bank and the signing of a definitive agreement for National Penn to acquire Community Independent Bank, Inc. The Report did not contain any financial statements.

         * Report dated September 27, 2000. The report provided information under Item 5 on certain changes in National Penn's executive management to take effect on January 1, 2001. The Report did not contain any financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL PENN BANCSHARES, INC.
                                               (Registrant)

Dated:   November 14, 2000          By /s/  Wayne R. Weidner
                                      ----------------------------------------
                                              Wayne R. Weidner, President

Dated:   November 14, 2000          By /s/  Gary L. Rhoads
                                      ----------------------------------------
                                             Gary L. Rhoads, Principal
                                             Financial Officer