Form 10-K
period 2000-12-31
NATIONAL PENN BANCSHARES INC
filed 2001-03-30
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________.

Commission file number 000-10957

                         NATIONAL PENN BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-2215075
--------------------------------                      ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

         Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512
      --------------------------------------------------------------------
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
Yes  X   No
   -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

         The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 16, 2001, was $351,835,826.

         As of March 16, 2001, the Registrant had 19,384,741 shares of Common Stock outstanding.

         Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 24, 2001 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

Part I

  Item 1   Business..........................................................  1
  Item 2.  Properties........................................................ 24
  Item 3.  Legal Proceedings................................................. 25
  Item 4.  Submission of Matters to a Vote of Security Holders............... 25
  Item 4A. Executive Officers of the Registrant.............................. 25

Part II

  Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters.................................. 27
  Item 6.  Selected Financial Data........................................... 28
  Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 29
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 38
  Item 8.  Financial Statements and Supplementary Data....................... 39
  Item 9.  Disagreements on Accounting and Financial Disclosure.............. 68

Part III

  Item 10. Directors and Executive Officers of the Registrant................ 68
  Item 11. Executive Compensation............................................ 68
  Item 12. Security Ownership of Certain Beneficial Owners and Management.... 68
  Item 13. Certain Relationships and Related Transactions.................... 68

Part IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 68

                                     PART I
                                     ------

Item 1.  BUSINESS.
------------------

The Company
-----------

         National Penn Bancshares, Inc. ("National Penn" or the "Company") is a Pennsylvania business corporation and bank holding company registered under the Bank Holding Company Act of 1956. National Penn is headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (Telephone number 610-367-6001).

         National Penn was incorporated in January 1982. National Penn has two wholly-owned banking subsidiaries, National Penn Bank ("NP Bank") and Panasia Bank, N.A. ("Panasia"). In addition, National Penn has various wholly-owned, direct or indirect, nonbank subsidiaries engaged in activities related to the business of banking. At December 31, 2000, National Penn and its subsidiaries had 786 full- and part-time employees.

National Penn Bank
------------------

         NP Bank is a national bank chartered under the National Bank Act. Prior to August 1, 1993, its name was National Bank of Boyertown. NP Bank also operates through its five banking divisions. These are:

          * Chestnut Hill National Bank Division, established in December 1993 after National Penn's acquisition of Chestnut Hill National Bank.

          * 1st Main Line Bank Division, a de novo division established in April 1995.

          * National Asian Bank Division, a de novo division established in May 1998.

          * Elverson National Bank Division, established in January 1999 after National Penn's acquisition of Elverson National Bank.

          * Berks County Division, established in January 2001 after National Penn's acquisition of Community Independent Bank, Inc. (discussed below).

         NP Bank is engaged in the commercial and retail banking business. It provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, credit cards, and safe deposit and night depository facilities.

Acquisition of Panasia Bank
---------------------------

         On July 11, 2000, National Penn acquired Panasia Bank, a New Jersey state-chartered bank. Panasia is headquartered in Ft. Lee, New Jersey. At December 31, 2000, it has branches in Ft. Lee, Palisades Park and Closter, New Jersey, and assets of $128,748,000, net loans of $34,787,000 and deposits of $107,794,000. National Penn paid approximately $20 million in cash to acquire Panasia. The transaction was accounted for under the purchase method of accounting.

         In September 2000, Panasia Bank filed an application with the Office of the Comptroller of the Currency ("OCC") to convert its charter to a national bank charter. The OCC approved the application, and the charter conversion became effective, on November 3, 2000.

         Like NP Bank, Panasia is engaged in the commercial and retail banking business. It also provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, credit cards, and safe deposit and night depository facilities.

Acquisition of Community Independent Bank, Inc.
-----------------------------------------------

         On January 3, 2001, National Penn acquired Community Independent Bank, Inc. ("Community") by its merger into National Penn. Community was the parent company of Bernville Bank, N.A., a commercial bank operating four branches in Berks County, Pennsylvania. At December 31, 2000, Community had consolidated assets of $102,938,000, net loans of $76,689,000 and deposits of $95,338,000.
National Penn issued 659,245 shares of National Penn's common stock in consummation of the transaction. The transaction was accounted for under the pooling of interests method of accounting.

         On January 4, 2001, Bernville Bank, N.A. merged into NP Bank. The assets, branches and operations of Bernville Bank, N.A. were combined with those of NP Bank located in Berks County to create NP Bank's Berks County Division.

Nonbank Subsidiaries
--------------------

         National Penn has the following, directly owned, nonbank subsidiaries:

          * Investors Trust Company, a Pennsylvania-chartered trust company, opened for business on June 20, 1994.

          * National Penn Investment Company, a Delaware business corporation, invests in and holds equity investments in other banks and bank holding companies (as discussed below), other equity investments, government and other debt securities, and other investment securities, as permitted by applicable law and regulations. It began operations in January 1985.

          * National Penn Life Insurance Company, an Arizona insurance company, was formed to reinsure credit life and accident and health insurance in connection with loans made by NP Bank. It began operations in January 1985.

          * NPB Capital Trust, a Delaware business trust, was formed in 1997 and issued $40,250,000 in preferred capital securities to investors. See Note 8 to National Penn's Consolidated Financial Statements included at Item 8 of this Report.

         National Penn has the following nonbank subsidiaries, directly owned by NP Bank:

          * Link Financial Services, Inc., a Pennsylvania business corporation, is an insurance agency. It is also indirectly engaged in the title insurance business through a joint venture with a title insurance agency. It began operations in April 1998.

          * Penn Securities, Inc., a Pennsylvania business corporation, is a registered full service broker-dealer and investment advisory firm. It is also an insurance agency. It began operations in October 1998.

          * Penn 1st Financial Services, Inc., a Pennsylvania business corporation, is engaged in the mortgage banking business. It began operations in September 1999 under the name National Penn Mortgage Company.

          * NPB Delaware, Inc., a Delaware business corporation, invests in, holds and manages part of NP Bank's investment securities portfolio, as permitted by applicable law and regulations. It began operations in October 1999.

          * RBO Funding Inc., a Virginia corporation, is a subprime lender and wholly-owned subsidiary of Penn 1st Financial Services, Inc. National Penn acquired RBO in November 1999.

          * 1874 Financial Corp., a Pennsylvania business corporation, is a commercial lending company specializing in the subprime commercial lending business. It began business in February 2000.

          * National Penn Consulting Services, Inc., a Pennsylvania business corporation, provides management consulting, operational advice and other related services for financial institutions. It began business in September 2000.

         National Penn also owns, indirectly through NP Bank, three other nonbank subsidiaries, whose activities are limited solely to holding certain real estate interests.

         Panasia has one wholly-owned nonbank subsidiary, Panasia Investment Company, a New Jersey business corporation. It invests in, holds and manages part of Panasia's investment securities portfolio, as permitted by applicable law and regulations. It began operations in December 1999.

Other Bank Investments
----------------------

         National Penn owns, indirectly through National Penn Investment Company, 20% of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989. For financial reporting purposes, National Penn accounts for its investment in Pennsylvania State Bank using the equity method.

Supervision and Regulation
--------------------------

         Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities.

         The following discussion concerns certain provisions of Federal and state laws and certain regulations and the potential impact of such provisions and regulations on National Penn and its subsidiaries.

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of National Penn and its subsidiaries.

         Bank Holding Company Regulation
         -------------------------------

         National Penn is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956 ("BHCA").

         The Gramm-Leach-Bliley Act of 1999 ("GLBA") established a new kind of bank holding company called a "financial holding company". As of the date of this Report, National Penn has not elected to become a "financial holding company," and National Penn does not anticipate electing such status in the near future. See "Gramm-Leach-Bliley Act."

         Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve's regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its "source of strength" regulations, may require National Penn to stand ready to use its resources to provide adequate capital funds to NP Bank or Panasia during periods of financial stress or adversity.

         Under the Federal Deposit Insurance Act ("FDIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

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

         The BHCA prohibits National Penn from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

         Additionally, the BHCA prohibits National Penn from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve, by regulation or by order, to be so "closely related to banking" as to be a "proper incident" thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related businesses.

         The Federal Reserve's regulations concerning permissible nonbanking activities for National Penn (a bank holding company that, at present, is not a "financial holding company") provide fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

          *    Extending credit and servicing loans.

          *    Certain activities related to extending credit.

          *    Leasing personal or real property under certain conditions.

          * Operating nonbank depository institutions, including savings associations.

          *    Trust company functions.

          *    Certain financial and investment advisory activities.

          * Certain agency transactional services for customer investments, including securities brokerage activities.

          *    Certain investment transactions as principal.

          *    Management consulting and counseling activities.

          *    Certain support services, such as courier and printing services.

          *    Certain insurance agency and underwriting activities.

          *    Community development activities.

          * Issuance and sale of money orders, savings bonds, and traveler's checks.

          *    Certain data processing services.

         Depending on the circumstances, Federal Reserve approval may be required before National Penn or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

         A bank holding company that is eligible and makes an effective election under GLBA to be a "financial holding company" may engage in any type of financial activity. See "Gramm-Leach-Bliley Act."

         Dividend Restrictions
         ---------------------

         National Penn is a legal entity separate and distinct from NP Bank, Panasia and National Penn's other direct and indirect nonbank subsidiaries.

         National Penn's revenues (on a parent company only basis) result almost entirely from dividends paid to National Penn by its subsidiaries. The right of National Penn, and consequently the right of creditors and shareholders of National Penn, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of NP Bank and Panasia), except to the extent that claims of National Penn in its capacity as a creditor may be recognized.

         Federal and state laws regulate the payment of dividends by National Penn's subsidiaries. See "Supervision and Regulation - Regulation of NP Bank and Panasia."

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

         The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be "Tier 1 capital." Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("Tier 2 capital"). At December 31, 2000, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 10.59% and 11.85%, respectively.

           In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2000, National Penn's leverage ratio was 8.06%.

         The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

         Pursuant to the "prompt corrective action" provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has (1) a total risk-based capital ratio of 10% or more, (2) a Tier 1 risk-based capital ratio of 6% or more, (3) a leverage ratio of 5% or more, and (4) is not subject to any order or written directive to meet and maintain a specific capital level. At December 31, 2000, NP Bank and Panasia each qualify as "well capitalized" under these regulatory standards. See Note 19 to National Penn's Consolidated Financial Statements included at Item 8 of this Report.

         FDIC Insurance Assessments
         --------------------------

         NP Bank and Panasia are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"). These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. They are based on the risk classification of the depository institutions. Neither NP Bank nor Panasia paid regular insurance assessments to the FDIC in 2000. Under current FDIC practices, neither bank is expected to be required to pay regular insurance assessments to the FDIC in 2001.

         In 1996, the SAIF was recapitalized. As part of the recapitalization, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government's related bond payments. The current annualized rate established by the FDIC for both BIF-insured deposits and SAIF-insured deposits is $.019 per $100 of deposits. These bonds mature in 2017.

         Regulation of NP Bank and Panasia
         ---------------------------------

         The operations of NP Bank and Panasia are each subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. Their operations are also subject to regulations of the OCC, the Federal Reserve, and the FDIC.

         The OCC, which has primary supervisory authority over NP Bank and Panasia, regularly examines banks in such areas as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than National Penn's shareholders. Each bank must furnish annual and quarterly reports to the OCC, which has the legal authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

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

         Under the National Bank Act, NP Bank and Panasia are each required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, each bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the FDIA, each bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

         As subsidiary banks of a bank holding company, NP Bank and Panasia are each subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans.

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

         Under the "cross-guarantee" provisions of the FDIA, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF as a result of the failure of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of failure. NP Bank and Panasia are covered by these provisions. Any such liability could have a material adverse effect on the financial condition of the assessed bank and National Penn. While the FDIC's claim under the cross-guarantee provisions is subordinate to claims of depositors, secured creditors, general creditors and holders of subordinated debt (other than affiliates) of the commonly controlled institution, it is superior to claims of shareholders and affiliates of the commonly controlled institution, such as National Penn.

         Regulation of Other Subsidiaries
         --------------------------------

         National Penn's direct nonbank subsidiaries are subject to regulation by the Federal Reserve and, in the case of Investors Trust Company, the Pennsylvania Department of Banking.

         NP Bank's and Panasia's direct nonbank subsidiaries are subject to regulation by the OCC. In addition, Penn Securities, Inc., as a broker-dealer and investment advisory firm, is regulated by the Securities and Exchange Commission, various state securities regulators and the National Association of Securities Dealers, Inc. Penn Securities, Inc. and Link Financial Services, Inc., as insurance agencies, are subject to regulation by the Pennsylvania Insurance Department.

         Monetary and Fiscal Policies
         ----------------------------

         The banking industry, including National Penn, NP Bank and Panasia, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Competition
-----------

         The financial services industry in National Penn's service area is extremely competitive. National Penn's competitors within its service area include bank holding companies with substantially greater resources. Many competitor financial institutions have substantially higher legal lending limits.

         In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies offer products and services similar to those offered by National Penn and its subsidiaries, on competitive terms. The competitive environment has intensified since adoption of Federal interstate banking legislation in 1994. See "Interstate Banking Act."

         On November 12, 1999, GLBA became law. Among other things, GLBA (1) repealed various provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms), (2) amended the BHCA to permit qualifying bank holding companies to engage in any type of financial activity, and (3) permitted subsidiaries of national banks to engage in a broad range of financial activities that are not permitted for national banks themselves.

         Although the long-range effects of GLBA cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. See "Gramm-Leach-Bliley Act."

Interstate Banking Act
----------------------

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. It permits:

         * Bank holding companies that are adequately capitalized and adequately managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the laws of the host state.

         * The interstate merger of banks, subject to the right of individual states to "opt in" or "opt out" of this authority, actions that could only be taken before June 1, 1997.

         * Banks to establish new branches on an interstate basis provided that such action is specifically authorized by the laws of the host state.

         * A bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank.

         * Foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so.

         One effect of this legislation is to permit National Penn to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

         The Pennsylvania Banking Code authorizes full interstate banking and branching. It authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks. It also permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking, except that this approval requirement does not apply to national banks.

         Overall, this Federal and state legislation is having the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Gramm-Leach-Bliley Act
----------------------

         GLBA does three fundamental things:

         * GLBA repeals various provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms).

         * GLBA amends the BHCA to permit qualifying bank holding companies to engage in any type of financial activity.

         * GLBA permits subsidiaries of national banks to engage in a broad range of financial activities that are not permitted for national banks themselves.

         The result is that banking companies are generally able to offer a wider range of financial products and services and are more readily able to combine with other types of financial companies, such as securities and insurance companies.

         GLBA creates a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities.

         A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed" and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC.

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

         In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important newly authorized activities are:

          *    Securities underwriting and dealing.

          *    Insurance underwriting and sales.

          *    Merchant banking activities.

          * Activities determined by the Federal Reserve to be "financial in nature" and incidental activities.

          * "Complementary" financial activities, as determined by the Federal Reserve.

         Bank holding companies that do not qualify or elect to become FHCs are limited in their activities to the activities permitted by law and regulation on March 11, 2000, the effective date of that portion of GLBA. As of the date of this Report, National Penn has not elected to become an FHC. National Penn has, instead, continued to utilize the continuing authority of national banks to create "operating subsidiaries" to expand its business products and services.

         GLBA also authorizes national banks to create "financial subsidiaries." This is in addition to the present authority of national banks to create "operating subsidiaries." A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A "financial subsidiary" can engage in most, but not all, of the newly authorized activities.

         In addition, GLBA also provides significant new protections for the privacy of consumer and customer information. These provisions apply to any company "the business of which" is engaging in activities permitted for an FHC, even if it is not itself an FHC. Basically, GLBA subjects a financial institution to four new requirements regarding non-public personal financial information about consumers and customers. The financial institution must: (1) adopt and disclose its privacy policy; (2) give consumers and customers the right to "opt out" of disclosures to non-affiliated third parties; (3) not disclose any account information to non-affiliated third party marketers; and
(4) follow regulatory standards to protect the security and confidentiality of consumer and customer information.

         Although the long-range effects of GLBA cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Interest Rate Swaps and Similar Instruments
-------------------------------------------

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires that information about the amounts, nature, and terms of interest rate swaps and similar instruments be disclosed. See Note 17 to National Penn's Consolidated Financial Statements included at Item 8 of this Report. In 2000, the interest rate swaps to which NP Bank was a party had the effect of decreasing National Penn's net interest income by $307,000 from what would have been realized had NP Bank not entered into the swap agreements. Should rates rise in 2001, National Penn may recognize lower net interest income for the year than would have been recognized had NP Bank not entered into the interest rate swap agreements.

         In 2000, the interest rate floor to which NP Bank was a party had no effect on National Penn's net interest income. Should rates fall in 2001 below a certain point, National Penn may recognize higher net interest income for the year than would have been recognized had NP Bank not entered into the interest rate floor agreement.

         National Penn uses interest rate swap and floor agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap and floor agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty's financial ratings.

Forward-Looking Statements
--------------------------

         From time to time, National Penn or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

          *    Financial condition.

          *    Results of operations.

          *    Asset quality.

          *    Capital expenditures, including investments in technology.

          * Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the January 2001 merger with Community and the July 2000 acquisition of Panasia, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

          * Business expansion plans, including both product and geographical expansion.

          *    Investments in new subsidiaries and other companies.

          *    Other matters.

         Many of these statements can be identified by looking for words such as "believes," "expects," "anticipates," "estimates," "projects" or similar words or expressions.

         These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

          * Expected cost savings from the National Penn/Community merger, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

          * Revenues of National Penn and its subsidiaries following the National Penn/Community merger may be lower than expected, or loan losses, deposit attrition, operating costs, customer losses or business disruption following the National Penn/Community merger may be greater than expected.

          * Commercial loan growth following the National Penn/Community merger may be lower than expected.

          * Costs, difficulties or delays related to the integration of Community's business with National Penn's business may be greater or longer than expected.

          * Expected cost savings from National Penn's acquisition of Panasia may not be fully realized or realized as quickly as expected.

          * Revenues of Panasia may be lower than expected, or loan losses, deposit attrition, operating costs, customer losses or business disruption at Panasia may be greater than expected.

          *    Commercial loan growth at Panasia may be lower than expected.

          * Costs, difficulties or delays related to the integration of Panasia's business with National Penn's business may be greater or longer than expected.

          * Start-up costs of new subsidiaries may be greater, and revenue ramp-up of such subsidiaries may take longer, than expected.

          * Changes in the interest rate environment may reduce interest margins.

          * Competitive pressures among depository and other financial institutions may increase significantly.

          * General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit.

          * Technological changes and systems integration may be harder to make or more expensive than expected.

          * Legislation or regulatory changes may adversely affect National Penn's business.

          *    Adverse changes may occur in the securities markets.

         Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. National Penn cautions shareholders not to place undue reliance on such statements.

         All written or oral forward-looking statements attributable to National Penn or any person acting on its behalf made after the date of this Report are expressly qualified in their entirety by the cautionary statements contained in this Report. National Penn does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Average Balances, Average Rates, and Interest Rate Spread*    (Dollars in Thousands)
---------------------------------------------------------

                                                                               Year Ended December 31
                                          ------------------------------------------------------------------------------------------
                                                         2000                          1999                         1998
                                          ------------------------------- ----------------------------  ----------------------------
                                          Average      --------  Average    Average  --------- Average  Average   ---------  Average
                                          Balance      Interest   Rate      Balance   Interest  Rate    Balance    Interest    Rate
                                          -----------  --------  -------- ---------- --------- ------- ---------- --------- --------
INTEREST EARNING ASSETS:
   Interest bearing deposits at banks         $4,431       $296   6.68%       $6,742      $239  3.53%     $13,777      $544    3.95%
   U.S. Treasury                              37,801      2,563   6.78        36,715     2,419  6.59       42,740     2,884    6.75
   U.S. Government agencies                  242,397     16,295   6.72       186,520    12,120  6.50      185,637    12,152    6.55
   State and municipal*                      220,450     18,078   8.20       229,128    17,516  7.64      194,644    14,749    7.58
   Other bonds and securities                 55,329      4,692   8.48        85,434     5,422  6.35       41,931     2,562    6.11
                                          ----------   --------           ----------  --------         ----------  --------
     Total investments                       555,977     41,628   7.49       537,797    37,477  6.97      464,952    32,347    6.96
                                          ----------   --------           ----------  --------         ----------  --------
   Federal funds sold                          8,509        588   6.91         9,781       489  5.00        5,054       267    5.28
   Trading account securities                      -          -   -            6,836       196  2.87       10,670       851    7.98
   Commercial loans*                       1,128,823    105,571   9.35       977,303    88,786  9.08      854,727    80,640    9.43
   Installment loans                         301,201     27,349   9.08       284,334    25,417  8.94      272,749    25,320    9.28
   Mortgage loans                            207,504     16,455   7.93       228,842    18,527  8.10      237,783    19,989    8.41
                                          ----------   --------           ----------  --------         ----------  --------
     Total loans                           1,637,528    149,375   9.12     1,490,479   132,730  8.91    1,365,259   125,949    9.23
                                          ----------   --------           ----------  --------         ----------  --------
     Total earning assets                  2,206,445   $191,887   8.70%    2,051,635  $171,131  8.34%   1,859,712  $159,958    8.60%
                                                       --------                       --------                     --------
   Allowance for loan losses                 (36,558)                        (32,071)                     (30,772)
   Non-interest earning assets               183,579                         156,158                      136,985
                                          ----------                      ----------                   ----------
     Total assets                         $2,353,466                      $2,175,722                   $1,965,925
                                          ===========                     ===========                 ============

INTEREST BEARING LIABILITIES:
   Interest bearing deposits              $1,440,121    $69,142   4.80%   $1,306,931   $56,537  4.33%  $1,190,760   $53,518    4.49%
   Securities sold under repurchase
     agreements and federal funds
     purchased                               289,257     16,752   5.79       158,669     7,165  4.52      133,380     6,108    4.58
   Short-term borrowings                       7,338        416   5.67         5,608       272  4.85        9,551       553    5.79
   Long-term borrowings                      200,102     13,392   6.69       310,707    18,779  6.04      267,531    16,428    6.14
                                          ----------   --------           ----------  --------         ----------  --------
     Total interest bearing liabilities    1,936,818    $99,702   5.15%    1,781,915   $82,753  4.64%   1,601,222   $76,607    4.78%
                                                       --------                       --------                     --------
   Non-interest bearing deposits             237,903                         220,777                      193,652
   Other non-interest bearing liabilities     24,792                          19,910                       18,636
                                          ----------                      ----------                   ----------
     Total liabilities                     2,199,513                       2,022,602                    1,813,510
   Equity capital                            153,953                         153,120                      152,415
                                          ----------                      ----------                   ----------
     Total liabilities and equity capital $2,353,466                      $2,175,722                   $1,965,925
                                          ==========                      ==========                   ==========
   INTEREST RATE SPREAD**                               $92,185   4.18%                $88,378  4.31%               $88,351    4.48%
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

Investment Portfolio
--------------------

         A summary of investment securities available for sale at December 31, 2000, 1999 and 1998 follows (in thousands).

                                                 2000                           1999                          1998
                                       ---------------------------    --------------------------   ----------------------------
                                        Amortized        Fair          Amortized       Fair          Amortized        Fair
                                           Cost          Value           Cost          Value           Cost           Value
                                       -------------  ------------    ------------  ------------   --------------  ------------
Securities available for sale
 U.S. Treasury and U.S.
   Government agencies                     $141,574      $142,883        $103,092      $101,724        $105,537       $109,089
 State and municipal                        230,688       233,085         236,768       221,774         230,260        239,070
 Mortgage-backed securities                 163,937       165,036         136,684       133,927         126,329        127,369
 Marketable equity securities
   and other                                 52,964        52,312          57,354        58,602          46,230         47,513
                                       -------------  ------------    ------------  ------------   --------------  ------------
 Totals                                    $589,163      $593,316        $533,898      $516,027        $508,356       $523,041
                                       =============  ============    ============  ============   ==============  ============









                                          (This space intentionally left blank.)

                     Investment Securities Yield by Maturity

The maturity distribution and weighted average yield of the investment portfolio at book value of the Company at December 31, 2000, are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully- taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the amortized cost of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.


            Securities Available for Sale Yield by Maturity at December 31, 2000

(Dollars in thousands)

                                                   After 1 But        After 5 But
                               Within 1 Year      Within 5 Years    Within 10 Years    After 10 Years           Total
                             -----------------   ---------------    ---------------   ----------------    ----------------
                               Amount   Yield     Amount   Yield     Amount   Yield    Amount    Yield     Amount    Yield
                             --------- -------   -------  ------    -------  ------   --------  ------    --------   -----
U.S. Treasury and U.S.
  Government agencies         $26,386   6.63%    $66,681   6.29%    $29,883   6.51%    $19,933   7.33%    $142,883   6.54%
State and municipal bonds       4,060   6.82%     11,045   7.72%     17,693   7.00%    200,287   7.97%     233,085   7.86%
Mortgage-backed securities      1,514   5.57%      4,917   6.98%      2,782   6.84%    155,823   6.89%     165,036   6.88%
Marketable equity securities
  and other                         -      -%          -      -%          -      -%     52,312      -%      52,312      -%
                             -----------------  -----------------   ----------------  -----------------   -----------------
Total                         $31,960   6.60%    $82,643   6.52%    $50,358   6.70%   $428,355   6.57%    $593,316   6.58%
                             =================  =================   ================  =================   =================


Loan Maturity and Interest Rate Sensitivity
-------------------------------------------

         Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 2000, are summarized below:

                                       Remaining Maturity - At December 31, 2000
                                       -----------------------------------------

                                 After One
                                  One Year        Year to         After
                                  or Less       Five Years      Five Years        Total
                                 --------        --------        --------        --------
                                                     (In Thousands)
Commercial and Industrial
  Loans                          $141,243        $116,868         $57,153        $315,264
Real Estate Loans:
  Construction and Land
    Development                    67,779          71,767          10,889        $150,435
                                 --------        --------        --------        --------
                                 $209,022        $188,635         $68,042        $465,699
                                 ========        ========        ========        ========



          Segregated in terms of sensitivity to changes in interest rates, the foregoing loan balances at December 31, 2000, are summarized below:

                                  After One Year                   After
                                  to Five Years                  Five Years
                                  ------------                 ------------
                                                (In Thousands)

Predetermined Interest Rate          $135,856                      $56,645

Floating Interest Rate                 52,779                       11,397
                                  ------------                 ------------

  Total                              $188,635                      $68,042
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

Loan Portfolio
--------------

          The Company's loans are widely diversified by borrower, industry group, and geographical area. The following summary shows the year-end composition of the Company's loan portfolio for each year in the five-year period ended December 31, 2000:

                                                                       December 31,
                                         --------------------------------------------------------------------------
                                             2000           1999            1998          1997           1996
                                         -------------  --------------  -------------  ------------  --------------
                                                                      (In Thousands)
Commercial and Industrial
  Loans                                      $315,264        $252,992       $220,192       $179,967       $155,435

Loans to Financial
  Institutions                                      -               -              -          2,232            453

Real Estate Loans:
  Construction and Land
    Development                               150,435         136,105         84,520         69,016         51,622

  Residential                                 638,981         649,692        678,889        661,744        670,225

  Other                                       542,728         472,447        404,865        374,281        335,391

Loans to Individuals                           72,888          59,307         47,341         33,828         24,716
                                         -------------  --------------  -------------  ------------- --------------

  Total                                    $1,720,296      $1,570,543     $1,435,807     $1,321,068     $1,237,842
                                         =============  ==============  =============  ============= ==============



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

          Restructured loans are loans on which the interest rate has been reduced because of a weakened financial position of the borrower. There were no restructured loans at December 31, 2000, and an immaterial amount of such loans at the end of prior years.

          Nonaccrual loans, loans 90 days or more past due and still on accrual, and restructured loans together constitute nonperforming loans. When other real estate owned is included with nonperforming loans, the total is nonperforming assets.

          The following table shows the balance at year-end and the effect on interest income of nonperforming assets in the Company's loan portfolio, by category, for each year in the five-year period ended December 31, 2000:

                                                               December 31,
                                    --------------------------------------------------------------------
                                      2000         1999           1998          1997           1996
                                    ----------  -----------    -----------    ----------    ------------
Nonaccrual Loans                      $10,898      $11,055        $11,581        $8,519          $9,493

Loans Past Due 90 or
  More Days as to
  Interest or Principal                 4,519        2,674          1,840         3,246           4,212

Restructured Loans                          -            -              -             -               -
                                    ----------  -----------    -----------    ----------    ------------

Total Nonperforming Loans              15,417       13,729         13,421        11,765          13,705

Other Real Estate Owned                   988          842            922           672             855
                                    ----------  -----------    -----------    ----------    ------------

Total Nonperforming Assets            $16,405      $14,571        $14,343       $12,437         $14,560
                                    ==========  ===========    ===========    ==========    ============

Gross Amount of Interest
  That Would Have Been
  Recorded at Original
  Rate on Nonaccrual
  and Restructured Loans                 $688         $859           $940          $778          $1,040

Interest Received From
  Customers on Nonaccrual
  and Restructured Loans                  437          439            289           477             834
                                    ----------  -----------    -----------    ----------    ------------

Net Impact on Interest
  Income of Nonperforming
  Loans                                  $251         $420           $651          $301            $206
                                    ==========  ===========    ===========    ==========    ============

         At December 31, 2000, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table on page 16 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

         At December 31, 2000, the Company was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

         At December 31, 2000, the Company had no loans that are considered highly-leveraged transactions under applicable regulations although the Company had approximately $6,469,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ration greater than 50%, produces a leverage ration greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

Allowance for Loan Losses
-------------------------

   A detailed analysis of the Company's allowance for loan losses for the five years ended December 31, 2000, is shown below:

                                                                       December 31,
                                             ------------------------------------------------------------------
                                                2000          1999          1998         1997         1996
                                             ------------  ------------  -----------  -----------  ------------
Balance at Beginning of Year                     $34,139       $30,835      $28,467      $25,738       $23,038

Charge-offs:
  Commercial and Industrial Loans                  1,895         1,770        1,549        1,625           482
  Real Estate Loans:
    Construction and Land
      Development                                      -             -            -           14             -
    Residential                                    1,223         1,341          679        1,280         1,338
    Other                                            885         1,262        2,374          564           392
  Loans to Individuals                             2,092           784          599          398           452
                                             ------------  ------------  -----------  -----------  ------------
    Total Charge-offs                              6,095         5,157        5,201        3,881         2,664
                                             ------------  ------------  -----------  -----------  ------------

Recoveries:
  Commercial and Industrial Loans                    803           254          244          265           111
  Real Estate Loans:
    Construction and Land
      Development                                     44            10            -            -           131
    Residential                                      438           555          650          296           186
    Other                                            598         1,571          553          212           235
  Loans to Individuals                               187           111          162          274           201
                                             ------------  ------------  -----------  -----------  ------------
    Total Recoveries                               2,070         2,501        1,609        1,047           864
                                             ------------  ------------  -----------  -----------  ------------
Net Charge-offs                                    4,025         2,656        3,592        2,834         1,800
                                             ------------  ------------  -----------  -----------  ------------
Provisions Charged to Expense                      5,600         5,960        5,960        5,563         4,500

Adjustments:
  Changes Incident to Mergers
  and absorptions, Net                             1,384             -            -            -             -
                                             ------------  ------------  -----------  -----------  ------------
Balance at End of Year                           $37,098       $34,139      $30,835      $28,467       $25,738
                                             ============  ============  ===========  ===========  ============

Ratio of Net Charge-offs
  During the Period to
  Average Loans Outstanding
  During the Period                                0.25%         0.18%        0.26%        0.22%         0.16%
                                             ============  ============  ===========  ===========  ============

          The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loans that are determined to be uncollectible are charged against the allowance, and subsequent recoveries are credited to the allowance. Factors that influence management's judgment in determining the amount of the provision for loan losses charged to operating expense include the following:

              1. An ongoing review by management of the quality of the overall loan portfolio.

              2. Management's continuing evaluation of potential problem and nonperforming loans.

              3. Loan classifications and evaluations as a result of periodic examinations by federal supervisory authorities.

              4. Management's evaluation of prevailing and anticipated economic conditions and their related effect on the existing loan portfolio.

              5. Comments and recommendations by the Company's independent accountants as a result of their regular examination of the Company's financial statements.

          It is management's practice to review the allowance for loan losses regularly to determine whether additional provision should be made after considering the factors noted above. In 2000, the provision was unchanged due to current loan quality, economic conditions, and net loan charge-offs in 2000.

          The Company makes partial loan charge-offs when it determines that the underlying collateral is not sufficient to cover a nonperforming loan. Loan loss allowances are maintained at least in amounts sufficient to cover the estimated future loss, if any. Partial charge-offs in 2000 totaled $1,498,000, or 25% of the gross charge-off amount of $6,095,000, as compared to $1,498,000 or 29% of the gross charge-off amount of $5,157,000 in 1999. Partial charge-offs represented .01% of average total loans for both 2000 and 1999.




                     (This space intentionally left blank.)

          Allocation of the allowance for loan losses, and the percent of loans in each category to total loans for the five years ended December 31, 2000, is illustrated in the following table (dollars in thousands):


                           Allocation of the Allowance for Loan and Lease Losses (1)
                           ---------------------------------------------------------

                                             2000              1999             1998               1997              1996
                                      ------------------ ----------------- ----------------- ----------------- ------------------
                                                 % Loan            % Loan            % Loan            % Loan            % Loan
                                                 Type to           Type to           Type to           Type to           Type to
                                                  Total             Total             Total             Total             Total
                                      Allowance   Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans
                                      ---------  ------- --------- ------- --------- ------- --------- ------  ---------  -------
Commercial and Industrial loans          $6,006    18.3%   $5,878    16.1%  $ 5,859    15.3%  $ 3,245   13.6%    $3,655    12.6%
Loans to financial institutions               -       -%        -       -%        -       -%        -    0.2%         -       -%
Real estate loans:
  Construction and land development       6,618     8.8%    4,204     8.7%    2,528     5.9%    2,021    5.2%     1,647     4.2%
  Residential                             3,254    37.1%    4,119    41.3%    4,163    47.3%    5,836   50.0%     5,379    54.1%
  Other                                  10,227    31.6%   10,916    30.1%   11,378    28.2%    7,942   28.4%     8,957    27.1%
Loans to individuals                      6,675     4.2%    4,256     3.8%    3,268     3.3%    4,925    2.6%     2,600     2.0%
Unallocated                               4,318      N/A    4,766      N/A    3,639      N/A    4,498     N/A     3,500      N/A
                                      ---------  ------- --------  -------  -------  -------  -------  ------   -------  -------
                                        $37,098   100.0%  $34,139   100.0%  $30,835   100.0%  $28,467  100.0%   $25,738   100.0%
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

Historical Statistics

         The following table shows historical statistics of the Company relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for loan losses:

                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           2000             1999            1998             1997            1996
                                       -------------    -------------   -------------    -------------   -------------
                                                                       (In Thousands)
Average Total Loans                      $1,637,528       $1,490,479      $1,365,259       $1,285,715      $1,143,689

Total Loans at Year End                   1,720,296        1,570,543       1,435,807        1,321,068       1,237,842

Net Charge-offs                               4,025            2,656           3,592            2,834           1,800

Allowance for Loan Losses
  at Year End                                37,098           34,139          30,835           28,467          25,738

                                                                        December 31,
                                       -------------------------------------------------------------------------------
                                           2000             1999            1998             1997            1996
                                       -------------    -------------   -------------    -------------   -------------

Net Charge-offs to:
  Average Total Loans                        0.25%           0.18%            0.26%           0.22%            0.16%

  Total Loans at Year End                    0.23%           0.17%            0.25%           0.21%            0.15%

  Allowance for  Loan Losses                10.85%           7.78%           11.65%           9.96%            6.99%

Allowance for Loan Losses to:

  Average Total Loans                        2.27%           2.29%            2.26%           2.21%            2.25%

  Total Loans at Year End                    2.16%           2.18%            2.15%           2.15%            2.08%




                                       (This space intentionally left blank.)

Deposit Structure

          The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 2000:

                                                                Year Ended December 31,
                                 ---------------------------------------------------------------------------------------
                                          2000                            1999                           1998
                                 ------------------------      ---------------------------     -------------------------
                                                                 (Dollars in Thousands)
                                   Average      Average          Average       Average           Average      Average
                                   Amount         Rate            Amount          Rate            Amount        Rate
                                 ------------   ---------      -------------   -----------     -------------  ----------
Noninterest-
  Bearing Demand
  Deposits                          $237,903         -%            $220,777          -%            $193,652         -%

Savings Deposits                     631,576      3.29%             572,142       2.84%             489,762      2.66%

Time Deposits                        808,545      5.98%             734,789       5.48%             700,998      5.75%
                                 ------------                  -------------                   -------------

  Total                           $1,678,024      4.12%          $1,527,708       3.70%          $1,384,412      3.85%
                                 ============                  =============                   =============

          The aggregate amount of jumbo certificates of deposit, issued in the amount of $100,000 or more was $236,263,000 in 2000, $195,939,000 in 1999, and
$145,049,000 in 1998.

          The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 2000. The Company has no other time deposits of $100,000 or more as of December 31, 2000.

           Maturity                       Amount of Time Certificates of Deposit
           ----------                     --------------------------------------
                                                      (In Thousands)
           3 months or less                               $71,588
           Over 3 through 6 months                         41,389
           Over 6 through 12 months                        69,804
           Over 12 months                                  53,482
                                                       -----------
           Total                                         $236,263
                                                       ===========


Short-Term Borrowings
---------------------

          Information with respect to the Company's short-term borrowings is set forth in Footnote 7 to the Company's Consolidated Financial Statements which are included at Item 8 hereof, Financial Statements and Supplementary Data.






                     (This space intentionally left blank.)

Financial Ratios
----------------

          The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                                                     Year Ended December 31,
                                                      ------------------------------------------------------
                                                             2000              1999             1998
                                                      ------------------------------------------------------
Earnings Ratios
---------------
Net Income on:
  Average Earning Assets                                     1.33%              1.34%            1.23%

  Average Total Assets                                       1.24               1.26             1.17

  Average Shareholders' Equity                              19.00              17.90            15.00

Net Operating Income Before
  Securities and Mortgage
  Transactions:

    Average Earning Assets                                   1.30               1.37             1.14

    Average Total Assets                                     1.22               1.28             1.07

    Average Shareholders' Equity                            18.70              18.17            13.85

Liquidity and Capital Ratios
----------------------------

Average Shareholders' Equity
  to Average Earning Assets                                  6.98%              7.46%            8.20%

Average Shareholders' Equity
  to Average Total Assets                                    6.54               7.04             7.75

Dividend Payout Ratio                                       49.06              48.97            44.29

Tier 1 Leverage Ratio                                        8.06               8.58             8.77

Tier 1 Risk-Based Ratio                                     10.59              11.43            12.21

Total Risk-Based Capital Ratio                              11.85              12.73            13.51








                     (This space intentionally left blank.)

          The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 2000 and 1999. The information is presented on a taxable equivalent basis, using an effective rate of 35%.

                                                             Year Ended December 31,
                                  ------------------------------------------------------------------------------
                                         2000 over 1999 (1)                        1999 over 1998 (1)
                                  ---------------------------------       --------------------------------------
Increase (decrease) in:            Volume      Rate        Total           Volume        Rate          Total
                                  ---------  ----------   ---------       ----------  ------------   -----------
Interest income:
Interest bearing deposits
  at banks                            ($82)       $139         $57            ($278)         ($27)        ($305)
Securities:
  U.S. Treasury and
  U. S. Government agencies          3,710         609       4,319             (339)         (158)         (497)
  State and municipal                 (663)      1,225         562            2,613           154         2,767
  Other bonds and securities        (1,911)      1,181        (730)           2,658           202         2,860
                                  ---------  ----------   ---------       ----------  ------------   -----------
    Total securities                 1,136       3,015       4,151            4,932           198         5,130
                                  ---------  ----------   ---------       ----------  ------------   -----------
Federal funds sold                     (64)        163          99              250           (28)          222
Trading account securities            (196)          -        (196)            (306)         (349)         (655)
Loans:
  Commercial loans and
    lease financing                 13,765       3,020      16,785           11,565        (3,419)        8,146
  Installment loans                  1,508         424       1,932            1,075          (978)           97
  Mortgage loans                    (1,728)       (344)     (2,072)            (752)         (710)       (1,462)
                                  ---------  ----------   ---------       ----------  ------------   -----------
   Total loans                      13,545       3,100      16,645           11,888        (5,107)        6,781
                                  ---------  ----------   ---------       ----------  ------------   -----------
    Total interest income          $14,339      $6,417     $20,756          $16,486       ($5,313)      $11,173
                                  =========  ==========   =========       ==========  ============   ===========
Interest expense:
Interest bearing deposits            5,762       6,843      12,605            5,221        (2,202)        3,019
Borrowed funds:
  Securities sold under
    repurchase agreements and
    federal funds purchased          5,897       3,690       9,587            1,158          (101)        1,057
  Short-term borrowings                 84          60         144             (228)          (53)         (281)
Long-term borrowings                (6,685)      1,298      (5,387)           2,651          (300)        2,351
                                  ---------  ----------   ---------       ----------  ------------   -----------
      Total borrowed funds            (704)      5,048       4,344            3,581          (454)        3,127
                                  ---------  ----------   ---------       ----------  ------------   -----------
      Total interest expense        $5,058     $11,891     $16,949           $8,802       ($2,656)       $6,146
                                  =========  ==========   =========       ==========  ============   ===========
Increase (decrease) in
  net interest income               $9,281     ($5,474)     $3,807           $7,684       ($2,657)       $5,027
                                  =========  ==========   =========       ==========  ============   ===========

------------

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.


Item 2.  PROPERTIES.
-------------------

         National Penn does not own or lease any property. As of December 31, 2000, NP Bank owns 39 properties in fee and leases 23 other properties; Panasia leases four properties; and National Penn's other direct and indirect subsidiaries lease three properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

         The principal office of National Penn, NP Bank and NP Bank's Berks County Division is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

         The principal offices of NP Bank's other divisions are as follows:

          * Chestnut Hill National Bank Division's principal office is leased and located at 9 West Evergreen Avenue, Chestnut Hill, Philadelphia, Pennsylvania 19118.

          * 1st Main Line Bank Division's principal office is leased and located at 528 East Lancaster Avenue, St. Davids, Pennsylvania 19087.

          * Elverson National Bank Division's principal office is owned in fee and located at 83 West Main Street, Elverson, Pennsylvania 19520.

          * National Asian Bank Division's principal office is leased and located at 1349 West Cheltenham Avenue, Suite 101, Elkins Park, Pennsylvania 19027.

         NP Bank presently has 61 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia.

         In addition to its branches, NP Bank presently owns or leases 74 automated teller machines located throughout the nine-county area, all of which are located at bank branch locations except for 27 that are "free-standing" (not located at a branch).

          The principal office of Panasia is leased and located at 183 Main Street, Fort Lee, New Jersey 07024. Panasia presently has three other branches located in Bergen County, New Jersey, and four automated teller machines, all of which are located at bank branch locations.

Item 3.  LEGAL PROCEEDINGS.
--------------------------

          Various actions and proceedings are presently pending to which National Penn or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not have a material adverse effect on National Penn's consolidated financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

         The principal executive officers of National Penn are as follows:

                              Principal Business Occupation
Name                   Age    During the Past Five Years

Lawrence T. Jilk, Jr.  62     Chairman of National Penn since January 2001.
                              Chief Executive Officer of National Penn from
                              January 1990 to December 2000.

Wayne R. Weidner       58     President and Chief Executive Officer of National
                              Penn since January 2001. President of National
                              Penn from April 1998 to December 2000, and
                              Executive Vice President of National Penn from
                              April 1990 to April 1998. Also, Chairman and Chief
                              Executive Officer of NP Bank.

Glenn E. Moyer         50     President, Chief Operating Officer and Chief
                              Lending Officer of NP Bank since January 2001.
                              Executive Vice President of NP Bank and President of NP Bank's Elverson National Bank Division from
                              January 1999 to January 2001. Prior thereto,
                              President and Chief Executive Officer of Elverson
                              National Bank.

Garry D. Koch          46     Group Executive Vice President and Chief Credit
                              Officer of NP Bank since January 2001. Executive
                              Vice President of NP Bank from September 1997 to
                              January 2001. Senior Vice President of NP Bank from 1992 to September 1997.

Sharon L. Weaver       53     Group Executive Vice President, Human
                              Resources/Branch Administration/Retail
                              Banking/Marketing of NP Bank since January 2001.
                              Executive Vice President of NP Bank from April
                              1998 to January 2001. Senior Vice President of NP
                              Bank from 1991 to April 1998.

Sandra L. Spayd        57     Secretary of National Penn, and Senior Vice
                              President and Corporate Secretary of NP Bank.

Gary L. Rhoads         46     Treasurer and Chief Financial Officer of National
                              Penn. Group Executive Vice President, Chief
                              Financial Officer and Controller of NP Bank since
                              January 2001. Executive Vice President, Controller and Cashier of NP Bank prior to January 2001.

          Executive officers of National Penn are elected by the Board of Directors and serve at the pleasure of the Board. Executive Officers of NP Bank are appointed by the Board of Directors of NP Bank and serve until they resign, retire, become disqualified, or are removed by the Board.









                     (This space intentionally left blank.)

                                     PART II
                                     -------


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS.
--------


         National Penn's common stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "NPBC".

          The following table reflects the high and low closing sales prices reported for the common stock, and the cash dividends declared on the common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid on December 22, 2000 and a 5% stock dividend paid on December 22, 1999.

                          MARKET VALUE OF COMMON STOCK

                                                     2000
                                             --------------------
                                              High           Low
                                              ----           ---
          lst Quarter                        23.46          18.22
          2nd Quarter                        21.90          18.10
          3rd Quarter                        21.55          18.04
          4th Quarter                        21.43          17.62

                                                     1999
                                             --------------------
                                              High           Low
                                              ----           ---
          lst Quarter                        24.71          20.18
          2nd Quarter                        23.13          19.50
          3rd Quarter                        24.94          19.28
          4th Quarter                        25.48          23.25

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              2000             1999
                                              ----             ----
          lst Quarter                         $.19            $.17
          2nd Quarter                          .19             .18
          3rd Quarter                          .19             .18
          4th Quarter                          .20             .19


          The Trust Preferred Securities of NPB Capital Trust are reported on Nasdaq's National Market under the symbol "NPBCP". The preferred dividend is 9%.

Item 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                               FIVE-YEAR STATISTICAL SUMMARY
                                       (Dollars in thousands, except per share data)

Year Ended                                         2000           1999           1998            1997            1996
                                               -------------   ------------   ------------   -------------   -------------
STATEMENTS OF CONDITION
Total assets                                     $2,512,508     $2,242,432     $2,121,248      $1,809,216      $1,604,566
Total deposits                                    1,814,253      1,593,254      1,473,302       1,353,523       1,190,976
Loans, net                                        1,683,198      1,536,404      1,404,972       1,292,601       1,212,104
Total investment securities                         593,316        516,027        523,041         371,464         278,565
Total shareholders' equity                          177,428        147,696        158,774         148,928         137,519
Book value per share*                                  9.49           7.93           8.48            7.91            7.29
Realized book value per share**                        9.35           8.55           7.97            7.50            7.05
Percent shareholders' equity to assets                 7.06%          6.59%          7.48%           8.23%           8.57%

Trust assets                                       $905,682       $834,585       $674,729        $543,345        $411,916

EARNINGS
Total interest income                              $184,652       $164,270       $154,081        $139,266        $124,671
Total interest expense                               99,702         82,753         76,607          63,009          53,914
                                               -------------   ------------   ------------   -------------   -------------
  Net interest income                                84,950         81,517         77,474          76,257          70,757
Provision for loan losses                             5,600          5,960          5,960           5,563           4,500
                                               -------------   ------------   ------------   -------------   -------------
  Net interest income after provision
   for loan losses                                   79,350         75,557         71,514          70,694          66,257
Other income                                         27,164         23,338         18,721          13,614          10,153
Other expenses                                       70,777         65,724         61,232          54,417          48,590
                                               -------------   ------------   ------------   -------------   -------------
  Income before income taxes                         35,737         33,171         29,003          29,891          27,820
Income taxes                                          6,500          5,762          6,085           8,344           8,531
                                               -------------   ------------   ------------   -------------   -------------
  Net income                                        $29,237        $27,409        $22,918         $21,547         $19,289
                                               =============   ============   ============   =============   =============

Cash dividends paid                                 $14,343        $13,421        $10,151          $8,894          $7,413
Return on average assets                               1.24%          1.26%          1.17%           1.28%           1.27%
Return on average shareholders' equity                 19.0%          17.9%          15.0%           15.2%           14.8%
Return on average realized shareholders'               17.8%          18.2%          15.9%           15.6%           15.2%
equity**

PER SHARE DATA*
Basic earnings                                        $1.57          $1.47          $1.22           $1.14           $1.02
Diluted earnings                                       1.56           1.44           1.20            1.12            1.02
Dividends paid in cash                                 0.77           0.72           0.54            0.47            0.39
Dividends paid in stock                                   5%             5%       5-for-4         4-for-3               5%
                                                                              stock split     stock split
SHAREHOLDERS AND STAFF
Average shares outstanding - basic *             18,579,469     18,682,117     18,728,488      18,869,230      18,837,087
Average shares outstanding - diluted*            18,787,365     18,978,549     19,108,296      19,191,283      18,989,330
Shareholders                                          3,115          3,110          3,208           3,202           3,102
Staff - Full-time equivalents                           786            715            749             718             681

     * Restated to reflect 5% stock dividends in 2000 and 1999, a 5-for-4 stock split in 1998, a 4-for-3 stock split in 1997, and 5% stock dividends in 1996.

     ** Excluding unrealized gain (loss) on investment securities available for sale.

         The unaudited quarterly results of the Company's operations in 2000 and 1999 are included in Footnote 21 to the Company's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings results of operations of the Company with a primary focus on the Company's performance.

                               FINANCIAL CONDITION
                               -------------------

         During 2000 total assets increased to $2.512 billion, an increase of $270.0 million or 12.0% over the $2.242 billion at year-end 1999. Total assets at the end of 1999 increased $121.1 million or 5.7% over the $2.121 billion at year-end 1998. The increase in 2000 is reflected primarily in the loan category, which increased $146.8 million, of which $37.9 million was due to the acquisition of Panasia Bank in July 2000, and the investment category, which increased $77.3 million, of which $46.9 million is related to Panasia Bank.

         Total cash and cash equivalents increased $31.6 million or 47.2% in 2000 compared to 1999 versus an increase of $1.2 million or 1.8% in 1999 compared to 1998. The increase in 2000 compared to 1999 is due to increased cash and due from banks of $17.9 million, increased federal funds sold of $7.0 million and increased interest bearing deposits in banks of $6.7 million.

         Net loans and leases increased to $1.683 billion during 2000, an increase of $146.8 million or 9.6% compared to 1999. Net loans increased $131.4 million in 1999 or 9.4% compared to 1998. Loan growth in 2000 was primarily the result of the addition of $37.9 million in loans from the acquisition of Panasia Bank and the investment of deposits, securities sold under repurchase agreements, and federal funds purchased. Residential mortgages originated for immediate resale during 2000 amounted to $42.2 million. The Company's credit quality is reflected by the annualized ratio of net chargeoffs to total loans of
 .23% for 2000 versus .17% for the year 1999, and the ratio of nonperforming assets to total loans of .95% at December 31, 2000, compared to .93% at December 31, 1999. Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $16.4 million at December 31, 2000, compared to $14.6 million at December 31, 1999. Of these amounts, nonaccrual loans represented $10.9 million and $11.1 million at December 31, 2000, and December 31, 1999, respectively. Loans 90 days past due and still accruing interest were $4.5 million and $2.7 million at December 31, 2000, and December 31, 1999, respectively. Other real estate owned was $988,000 at December 31, 2000 and $842,000 at December 31, 1999, respectively. The Company had no restructured loans at December 31, 2000 or December 31, 1999. The allowance for loan losses to nonperforming assets was 226.1% and 234.3% at December 31, 2000 and December 31, 1999, respectively. The company has no significant exposure to energy and agricultural-related loans.

         Investments, which are the Company's secondary use of funds, increased $77.3 million or 15.0% to $593.3 million at year-end 2000. In 1999, the investment portfolio reflected a decrease of $7.0 million or 1.3% compared to 1998. The increase in 2000 was due to the addition of $46.9 million in investments from the acquisition of Panasia Bank and investment purchases of $147.3 million, primarily in mortgage-backed securities, which were partially offset by calls and maturities of securities, investment securities sales and payments on mortgage-backed securities.

         Other assets increased to $137.4 million, an increase of $14.4 million or 11.7% compared to the $123.0 million at December 31, 1999. In 1999, other assets increased $17.2 million or16.2% compared to 1998. The increase in 2000 is due primarily to the $12.2 million in goodwill from the acquisition of Panasia Bank, which is being amortized over a twenty-year period. Goodwill represents the amount paid in excess of the fair value of the assets acquired and, under current accounting guidelines, the amortization of which will appear in the Company's financial statements as an expense over the period indicated.

         As the primary source of funds, aggregate deposits of $1.814 billion increased $221.0 million or 13.9% compared to 1999. Deposits of $1.593 billion increased $120.0 million in 1999 or 8.1% compared to 1998. The increase in deposits is primarily in interest-bearing deposits, which increased $137.3 million while non-interest bearing deposits increased $83.7 million, largely due to the acquisition of $100.4 million in deposits in the Panasia Bank acquisition in July 2000. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings.

These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $493.7 million at the end of 2000, a $17.2 million or 3.6% increase compared to 1999. The 1999 amount of borrowings and purchased funds of $475.9 million represented an increase of $8.3 million or 1.7% compared to 1998. The increase in 2000 was due to an increase in securities sold under repurchase agreements and federal funds purchased, of $97.3 million, which was partially offset by a decrease in long-term borrowings of $76.6 million.

         Shareholders' equity increased by $29.7 million or 20.1% in 2000 to $177.4 million. This increase was principally due to an increase in the valuation adjustment for securities available for sale. Cash dividends paid in 2000 increased $922,000 or 6.9% compared to the cash dividends paid in 1999, which increased $3.3 million or 32.2% compared to cash dividends paid in 1998. Earnings retained in 2000 were 50.9% compared to 51.0% in 1999.

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for 2000 of $29.2 million was 6.7% more than the $27.4 million reported in 1999. The 1999 amount was 19.6% more than the $22.9 million in 1998. On a per share basis, basic earnings were $1.57, $1.47, and $1.22 for 2000, 1999, and 1998, respectively. Diluted earnings per share were $1.56, $1.44, and $1.20 for 2000, 1999, and 1998, respectively.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $3.4 million or 4.2% to $84.9 million in 2000 from the 1999 amount of $81.5 million. The increase in interest income is a result of increased loan income of $16.4 million and increased investment income of $4.0 million due to growth in loan outstandings and higher rates on loans that were partially offset by growth in deposits and higher rates on deposits and borrowings. The Company's interest rate spread decreased from 4.31% in 1999 to 4.18% in 2000. The primary reasons for this decrease are (1) the increased investment in bank owned life insurance from which the income is reported in other income but the cost of funding the investment is included in interest expense, and (2) the increase in the investment portfolio utilizing incremental borrowings that result in a spread that is narrower than historical spreads but ultimately provides increased net interest income.

         Interest rate risk is a major concern in forecasting the earnings potential. From November 16, 1999 to February 1, 2000, the prime rate was 8.50%. From February 2, 2000 to March 21, 2000, the prime rate was 8.75%. From March 22, 2000 to May 15, 2000, the prime rate was 9.00%. On May 16, 2000, the prime rate changed to 9.50%. From November 18, 1998 to June 30, 1999, the prime rate was 7.75%. From July 1, 1999 to August 24, 1999, the prime rate was 8.00%. From August 25, 1999 to November 15, 1999, the prime rate was 8.25%. On November 16, 1999, the prime rate changed to 8.50%. Interest expense during 2000 increased $16.9 million or 20.5% compared to the prior year. The increase in interest expense is a result of increased interest on deposits of $12.6 million and increased interest on securities sold under repurchase agreements and federal funds purchased of $9.6 million due to an increase in outstandings and higher rates on deposits and borrowings. This was partially offset by a decrease in interest on long-term borrowings of $5.4 million. Interest expense during 1999 increased $6.1 million or 8.0% compared to 1998. In addition to the current rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses was $5.6 million for the year ended December 31, 2000 and $5.9 million for both the year ended December 31, 1999 and the year ended December 31, 1998. The allowance for loan losses of $37.1 million at year-end 2000 and $34.1 million at year-end 1999 as a percentage of total loans was 2.2% at both year-end 2000 and year-end 1999. Net loan chargeoffs of $4.0 million, $2.7 million, and $3.6 million during 2000, 1999, and 1998, respectively, continue to be comparable with those of the Company's peers.

         The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.

The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve based on historical trends, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

         The specific reserve for high risk loans is established for specific commercial and industrial loans, real estate development loans, and construction loans which have been identified by bank management as being high risk loan assets. These high risk loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole or part is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans.

         The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding and commitments that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial loans, real estate development and construction loans, and for the various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor which may cause future losses to deviate from historical levels. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to a guarantee by a government agency.






                     (This space intentionally left blank.)

         The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly.

                                           Allocation of the Allowance for Loan Losses (1)
                                     ---------------------------------------------------------

                                             2000              1999              1998              1997              1996
                                      ------------------ ----------------- ----------------- ----------------- ------------------
                                                 % Loan            % Loan            % Loan            % Loan            % Loan
                                                 Type to           Type to           Type to           Type to           Type to
                                                  Total             Total             Total             Total             Total
                                      Allowance   Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans
                                      ---------  ------- --------- ------- --------- ------- --------- ------  ---------  -------
Commercial and industrial               $ 6,006    18.3%  $ 5,878    16.1%  $ 5,859    15.3%  $ 3,245   13.8%   $ 3,655    12.6%
Real estate loans:
  Construction and land dev.              6,618     8.8%    4,204     8.7%    2,528     5.9%    2,021    5.2%     1,647     4.2%
  Residential                             3,254    37.1%    4,119    41.3%    4,163    47.3%    5,836   50.0%     5,379    54.1%
  Other                                  10,227    31.6%   10,916    30.1%   11,378    28.2%    7,942   28.4%     8,957    27.1%
Loans to individuals                      6,675     4.2%    4,256     3.8%    3,268     3.3%    4,925    2.6%     2,600     2.0%
Unallocated                               4,318      N/A    4,766      N/A    3,639      N/A    4,498     N/A     3,500      N/A
                                      ---------  ------- --------  -------  -------  -------  -------  ------   -------  -------
                                        $37,098   100.0%  $34,139   100.0%  $30,835   100.0%  $28,467  100.0%   $25,738   100.0%
                                      =========  ======= ========  =======  =======  =======  =======  ======   =======  =======


     (1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio

         Commercial and industrial loans, real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all or part of the principal balance is highly unlikely. Loans to individuals are charged off any time repayment is deemed highly unlikely or as soon as the loan becomes 120 days delinquent. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

         A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Restructured loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

NON PERFORMING ASSETS TABLE

                                                             December 31,
                                   ------------------------------------------------------------------
                                    2000           1999           1998           1997           1996
                                  -------        -------        -------        -------        -------
Nonaccrual Loans                  $10,898        $11,055        $11,581         $8,519         $9,493

Loans Past Due 90 or
  More Days as to
  Interest or Principal             4,519          2,674          1,840          3,246          4,212
                                  -------        -------        -------        -------        -------

Total Nonperforming Loans
                                   15,417         13,729         13,421         11,765         13,705

Other Real Estate Owned               988            842            922            672            855
                                  -------        -------        -------        -------        -------

Total Nonperforming Assets        $16,405        $14,571        $14,343        $12,437        $14,560
                                  =======        =======        =======        =======        =======

         At December 31, 2000, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         Other income increased $3.8 million or 16.4% in 2000 compared to 1999, as a result of increased other service charges and fees of $2.0 million, increased mortgage banking income of $1.4 million, increased services charges on deposit accounts of $1.1 million, increased trust income of $849,000, increased bank owned life insurance income of $323,000, and increased net gains on sale of investment securities of $240,000. The increase in other income in 1999 compared to 1998 was $4.6 million or 24.7% as a result of increased other service charges and fees of $2.4 million, increased trading revenue of $1.3 million, an activity that was discontinued by the end of 1999, increased mortgage banking income of $1.0 million, increased trust income of $742,000, increased bank owned life insurance income of $666,000, and increased service charges on deposit accounts of $491,000. These gains were partially offset by a decrease in net gains on sale of investment securities of $1.9 million and a decrease in equity in undistributed net earnings of affiliates of $151,000. Sales of investment securities in 2000 and 1999 totaled $45.5 million and $45.7 million, respectively. Other expenses increased $5.1 million or 7.7% in 2000 compared to 1999 as a result of increased salaries, wages and benefits of $2.6 million, increased other operating of $1.8 million and increased net premises and equipment of $675,000. Other expenses increased $4.5 million or 7.3% in 1999 when compared to 1998, as a result of increased salaries, wages and benefits of $4.0 million, increased net premises and equipment of $777,000, which was partially offset by a decrease in other operating of $265,000. For 2000, 1999, and 1998, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

         Income before income taxes increased in 2000 by $2.6 million or 7.7% compared to 1999 when income before income taxes increased by $4.2 million or 14.4% compared to 1998. Income taxes increased $738,000 in 2000 compared to 1999 while income taxes decreased $323,000 compared to 1998. The Company's effective tax rate is 18.2% for 2000, 17.4% for 1999, and 21.0% for 1998, respectively. This is due to the Company's investments in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $314.8 million during 2000. Long-term borrowings decreased $76.6 million during 2000.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2000:

                                                                        Repricing Periods
                                                ---------------------------------------------------------------
                                                 Within         Three Months        One Year            Over
                                                  Three           Through           Through             Five
                                                 Months           One Year         Five Years          Years
                                                ---------         ---------         ---------         ---------
                                                                        (In Thousands)
Assets
Interest bearing deposits at banks                $10,741         $      --         $      --         $      --
Investment securities                              54,765            84,132           137,987           316,432
Loans (1)                                         493,597           255,541           581,513           352,547
Other assets                                       11,743                --                --           213,510
                                                ---------         ---------         ---------         ---------
                                                  570,846           339,673           719,500           882,489
                                                ---------         ---------         ---------         ---------
Liabilities and equity
Non-interest bearing deposits                     293,997                --                --                --
Interest bearing deposits (2)                     317,157           411,696           303,952           487,451
Borrowed funds                                    162,254             2,500            75,000           213,087
Preferred securities                                   --                --                --            40,250
Other liabilities                                      --                --                --            27,736
Hedging instruments                                70,000           (30,000)          (40,000)               --
Shareholders' equity                                   --                --                --           177,428
                                                ---------         ---------         ---------         ---------
                                                  843,408           384,196           338,952           945,952
                                                ---------         ---------         ---------         ---------

Interest sensitivity gap                         (272,562)          (44,523)          380,548           (63,463)
                                                ---------         ---------         ---------         ---------

Cumulative interest rate sensitivity gap        ($272,562)        ($317,085)          $63,463         $      --
                                                =========         =========         =========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2000. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 31.3% of these deposits are considered repriceable within three months and 68.7% are considered repriceable in the over five-year category.

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2000 are as follows:

MVPE
Change in Interest Rate                 Amount                % Change
-----------------------                 ------                --------
                                    (In Thousands)
+300 Basis Points                      $233,899                 (35)%
+200 Basis Points                      275,329                  (24)
+100 Basis Points                      320,333                  (11)
Flat Rate                              361,569                    -
-100 Basis Points                      374,811                    4
-200 Basis Points                      385,704                    7
-300 Basis Points                      394,768                    9

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

         If the Company should experience a mismatch in its desired gap ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Company could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

The Company anticipates interest rate levels will fall in the first half of 2001, with no clear indication of sustainable rising or falling rates thereafter. Given this assumption, the Company's asset/liability strategy for 2001 is to maintain a negative gap position (interest-bearing liabilities subject to repricing greater than interest-earning assets subject to repricing) for periods up to a year. The impact of a falling or constant interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

CAPITAL ADEQUACY
----------------

         The following table sets forth certain capital performance ratios for the Company.

                                        2000           1999         1998
                                        ----           ----         ----

CAPITAL PERFORMANCE
  Return on average assets              1.24           1.26         1.17
  Return on average equity             19.00          17.90        15.00
  Earnings retained                    50.94          51.00        55.70


CAPITAL LEVELS

                                                               Tier 1 Capital to        Total Capital to
                                      Tier 1 Capital to          Risk-Weighted            Risk-Weighted
                                     Average Assets Ratio        Assets Ratio             Assets Ratio
                                     ---------------------------------------------------------------------
                                     Dec. 31,    Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,
                                       2000        1999        2000         1999        2000        1999
                                       ----        ----        ----         ----        ----        ----
The Company                            8.06%       8.58%       10.59%      11.43%      11.85%       12.73%
National Penn Bank                     7.09%       6.83%        9.19%       9.16%      10.45%       10.42%
Panasia Bank                           7.79%        N/A        20.11%        N/A       21.39%         N/A
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 2000, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2000, the Company meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

         In July 1999, The Company's Board of Directors approved the repurchase of up to 850,000 shares of its common stock to be used for the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock-based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. Effective July 23, 2000, the Company rescinded its stock purchase program. The Company repurchased 441,000 shares at a cost of $10,380,000 through that date.

                           ACQUISITION OF PANASIA BANK
                           ---------------------------

       On July 11, 2000, the Company completed the acquisition of Panasia Bank (Panasia), a community bank with $110 million in assets. Under the terms of the acquisition, the outstanding shares of Panasia stock were purchased for $29 per share, and the outstanding Panasia stock options were cancelled for cash equal to the difference between their exercise prices and $29 per share, at a total cost of $20 million. The Company financed the Panasia acquisition with a four-year loan from an unaffiliated financial institution. This transaction was accounted for under the purchase method of accounting. Under the purchase method of accounting, Panasia's results of operation are included in the Company's consolidated results of operation from and after July 11, 2000.

       More information is available in the Company's Current Report on Form 8-K dated July 11, 2000, filed with the Securities and Exchange Commission ("SEC").

       The Company anticipates that the Panasia acquisition will be accretive to the Company's earnings in 2001.

                 ACQUISITION OF COMMUNITY INDEPENDENT BANK, INC.
                 -----------------------------------------------

       On January 3, 2001, the Company acquired Community Independent Bank, Inc. ("Community") by its merger with and into the Company. Community's banking subsidiary, Bernville Bank, N.A., had $100 million in assets as of December 31, 2000. Under the terms of the merger, each outstanding share of Community stock was converted into .945 share of the Company's common stock, resulting in issuance of 659,245 shares of the Company's common stock. Outstanding options for Community stock were converted into options for 19,184 shares of the Company's common stock. The transaction was accounted for under the pooling of interests method of accounting.

       More information is available in the Company's Current Reports on Form 8-K dated July 11, 2000, October 25, 2000, and December 20, 2000, each filed with the SEC, and in the Company's registration statement on Form S-4, filed with the SEC on September 12, 2000.

       Merger and consolidation costs relating to the Community acquisition may have a negative impact on the Company's 2001 earnings. The Company anticipates that the Community acquisition will be accretive to the Company's earnings in 2002.

                                 FUTURE OUTLOOK
                                 --------------

         In 2001, the Company anticipates opening two new branches, one in Northampton County, and one in its Elverson National Bank Division.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

          The Company has discussed earnings, asset quality, recent acquisitions, and branch expansion in this report. These, and any other statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions are forward-looking statements.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     o Expected cost savings from the Community merger, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.
     o The Company's revenues following the Community merger may be lower than expected, or loan losses, deposit attrition, operating costs, customer losses or business disruption following the Community merger may be greater than expected.
     o Commercial loan growth following the Community merger may be lower than expected.
     o Costs, difficulties or delays related to the integration of Community's business with the Company's business may be greater or longer than expected.
     o Expected cost savings from the Company's acquisition of Panasia may not be fully realized or realized as quickly as expected.
     o Revenues of Panasia may be lower than expected, or loan losses, deposit attrition, operating costs, customer losses or business disruption at Panasia may be greater than expected.
     o    Commercial loan growth at Panasia may be lower than expected.
     o Costs, difficulties or delays related to the integration of Panasia's business with the Company's business may be greater or longer than expected.
     o Start-up costs of new subsidiaries may be greater, and revenue ramp-up of such subsidiaries may take longer, than expected.
     o    Changes in the interest rate environment may reduce interest margins.
     o Competitive pressures among depository and other financial institutions may increase significantly.
     o General economic or business conditions, either nationally or in the regions which the Company will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit.
     o Technological changes and systems integration may be harder to make or more expensive than expected.

     o Legislation or regulatory changes may adversely affect the Company's business.
     o    Adverse changes may occur in the securities markets.

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






                     (This space intentionally left blank.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                    -----------------------------
      ASSETS                                                                            2000             1999
                                                                                    ------------     ------------
Cash and due from banks                                                             $     80,859     $     62,953
Interest bearing deposits in banks                                                        10,741            4,039
Federal funds sold                                                                         7,000              -
                                                                                    ------------     ------------

         Total cash and cash equivalents                                                  98,600           66,992

Investment securities available for sale, at fair value                                  593,316          516,027
Loans, less allowance for loan losses of $37,098 and $34,139
   in 2000 and 1999, respectively                                                      1,683,198        1,536,404
Premises and equipment, net                                                               25,439           23,289
Accrued interest receivable                                                               17,066           13,855
Bank owned life insurance                                                                 51,088           48,494
Investments, at equity                                                                     2,265            2,147
Other assets                                                                              41,536           35,224
                                                                                    ------------     ------------

         Total assets                                                               $  2,512,508     $  2,242,432
                                                                                    ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest bearing                                                             $    293,997     $    210,272
   Interest-bearing                                                                    1,520,256        1,382,982
                                                                                    ------------     ------------

         Total deposits                                                                1,814,253        1,593,254

Securities sold under repurchase agreements and federal funds purchased                  297,464          200,148
Short-term borrowings                                                                      8,945           12,448
Long-term borrowings                                                                     146,432          223,077
Guaranteed preferred beneficial interests in Company's subordinated debentures            40,250           40,250
Accrued interest payable and other liabilities                                            27,736           25,559
                                                                                    ------------     ------------

         Total liabilities                                                             2,335,080        2,094,736
                                                                                    ------------     ------------

Shareholders' equity
   Preferred stock, no stated par value;
      authorized 1,000,000 shares, none issued                                               -                -
   Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2000 - 18,690,697; 1999 - 17,736,699,
      net of shares in Treasury:  2000 - 39,837; 1999 - 108,176                          151,043          135,526
   Retained earnings                                                                      24,538           26,739
   Accumulated other comprehensive income (loss)                                           2,700          (11,616)
   Treasury stock, at cost                                                                  (853)          (2,953)
                                                                                    -------------    ------------

         Total shareholders' equity                                                      177,428          147,696
                                                                                    ------------     ------------

         Total liabilities and shareholders' equity                                 $  2,512,508     $  2,242,432
                                                                                    ============     ============

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------

                                                                                   Year ended December 31,
                                                                         ----------------------------------------
                                                                              2000          1999           1998
                                                                         -----------     ----------    ----------
INTEREST INCOME
Loans, including fees                                                    $   148,301     $  131,861    $  125,152
Investment securities
   Taxable                                                                    23,550         19,961        17,598
   Tax-exempt                                                                 11,917         11,524         9,669
Federal funds sold                                                               588            489           267
Trading assets                                                                   -              196           851
Deposits in banks                                                                296            239           544
                                                                         -----------     ----------    ----------

         Total interest income                                               184,652        164,270       154,081
                                                                         -----------     ----------    ----------

INTEREST EXPENSE
Deposits                                                                      69,142         56,537        53,518
Securities sold under repurchase agreements, and federal funds purchased      16,752          7,165         6,108
Short-term borrowings                                                            416            272           553
Long-term borrowings                                                          13,392         18,779        16,428
                                                                         -----------     ----------    ----------

         Total interest expense                                               99,702         82,753        76,607
                                                                         -----------     ----------    ----------

         Net interest income                                                  84,950         81,517        77,474

Provision for loan losses                                                      5,600          5,960         5,960
                                                                         -----------     ----------    ----------

         Net interest income after provision for loan losses                  79,350         75,557        71,514
                                                                         -----------     ----------    ----------

OTHER INCOME
Trust income                                                                   4,855          4,006         3,264
Service charges on deposit accounts                                            6,839          5,757         5,266
Bank owned life insurance income                                               2,593          2,270         1,604
Other service charges and fees                                                10,107          8,104         5,711
Net gains on sale of investment securities                                       255             15         1,888
Mortgage banking income (loss)                                                 2,398            953           (80)
Equity in undistributed net earnings of affiliates                               117            178           329
Trading revenue                                                                  -            2,055           739
                                                                         -----------     ----------    ----------

         Total other income                                                   27,164         23,338        18,721
                                                                         -----------     ----------    ----------

OTHER EXPENSES
Salaries, wages and employee benefits                                         39,868         37,247        33,267
Net premises and equipment                                                    11,079         10,404         9,627
Other operating                                                               19,830         18,073        18,338
                                                                         -----------     ----------    ----------

         Total other expenses                                                 70,777         65,724        61,232
                                                                         -----------     ----------    ----------

         Income before income taxes                                           35,737         33,171        29,003

Income taxes                                                                   6,500          5,762         6,085
                                                                         -----------     ----------    ----------

         Net income                                                      $    29,237     $   27,409    $   22,918
                                                                          ==========      =========     =========

PER SHARE OF COMMON STOCK
    Basic earnings                                                       $      1.57     $     1.47    $     1.22
    Diluted earnings                                                     $      1.56     $     1.44    $     1.20
    Dividends paid                                                       $      0.77     $     0.72    $     0.54


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                           other
                                                                 Additional               compre-                          Compre-
                                                Common             paid-in    Retained    hensive   Treasury               hensive
                                         Shares       Par value    capital    earnings (loss) income  stock      Total     income
                                         ------       ---------    -------    -------- -------------  -----      -----     ------
Balance at January 1, 1998               17,080,328   $ 25,620   $ 96,657   $  22,431   $  7,648   $(3,428)   $ 148,928

   Net income                                   -          -          -        22,918        -         -         22,918    $22,918
   Cash dividends declared                      -          -          -       (10,422)       -         -        (10,422)
   Shares issued under stock-based plans     42,946        855        -           -          -         -            855
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -          -          -           -        1,905       -          1,905      1,905
   Total comprehensive income                   -          -          -           -          -         -            -      $24,823
   Conversion to no par value stock             -       95,490    (95,107)        -          -         -            383
   Effect of treasury stock transactions              (133,652)    (7,671)     (1,550)       -         -          3,428     (5,793)
                                         ----------   --------   --------   ---------   --------   -------    ---------

Balance at December 31, 1998             16,989,622    114,294        -        34,927      9,553       -        158,774

   Net income                                   -          -          -        27,409        -         -         27,409    $27,409
   Cash dividends declared                      -          -          -       (14,478)       -         -        (14,478)
   5% stock dividend                        850,577     21,119        -       (21,119)       -         -             -
   Shares issued under stock-based plans      4,676        693        -           -          -         -            693
   Other comprehensive (loss), net
      of reclassification adjustment
      and taxes                                 -          -          -           -      (21,169)      -        (21,169)   (21,169)
   Total comprehensive income                   -          -          -           -          -         -        $  6,240
   Effect of treasury stock transactions              (108,176)      (580)        -          -         -         (2,953)    (3,533)
                                         ----------   --------   --------   ---------   --------   -------    ---------

Balance at December 31, 1999             17,736,699    135,526        -        26,739    (11,616)   (2,953)     147,696

   Net income                                   -          -          -        29,237        -         -         29,237    $29,237
   Cash dividends declared                      -          -          -       (14,699)       -         -        (14,699)
   5% stock dividend                        887,062     16,739        -       (16,739)       -         -            -
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -          -          -           -       14,316       -         14,316     14,316
   Total comprehensive income                   -          -          -           -          -         -            -     $ 43,553
   Effect of treasury stock transactions     66,936     (1,222)       -           -          -       2,100          878
                                         ----------   --------   --------   ---------   --------   -------    ---------

Balance at December 31, 2000             18,690,697   $151,043   $    -     $  24,538   $  2,700   $  (853)   $ 177,428
                                         ==========   ========   ========   =========   ========   =======    =========



The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year ended December 31,
                                                                                          --------------------------------------
                                                                                             2000         1999           1998
                                                                                             ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $  29,237     $ 27,409        $ 22,918
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan and lease losses                                                     5,600        5,960           5,960
      Depreciation and amortization                                                           5,344        4,655           4,283
      Trading account securities                                                                -         21,589         (21,589)
      Deferred income tax benefit                                                             6,927      (12,476)           (609)
      Amortization of premiums and discounts on investment securities, net                    1,862        1,875           1,040
      Investment securities gains, net                                                         (255)         (15)         (1,888)
      Mortgage loans originated for resale                                                  (42,235)     (50,437)        (70,586)
      Sale of mortgage loans originated for resale                                           42,430       50,870          71,195
      Changes in assets and liabilities
         (Increase) decrease in accrued interest receivable                                  (3,211)         737          (3,319)
         Increase in accrued interest payable                                                 5,561        3,018             185
         Decrease (increase) in other assets                                                (14,434)      (2,547)            122
         Increase (decrease) in other liabilities                                            (3,740)         (93)          2,888
                                                                                          ---------     --------        --------

            Net cash provided by operating activities                                        33,086       50,545          10,600
                                                                                          ---------     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in term funds sold                                                                  -            -           (15,000)
   Cash paid in excess of cash equivalents for businesses acquired                           (1,387)         -               -
   Proceeds from sales of investment securities available for sale                           45,546       45,661          55,435
   Proceeds from maturities of investment securities held to maturity                           -            -             7,206
   Proceeds from maturities of investment securities available for sale                      37,093      121,830          51,243
   Purchase of investment securities available for sale                                    (147,337)    (180,925)       (264,219)
   Net increase in loans                                                                   (151,007)    (137,392)       (118,331)
   Proceeds from sales of foreclosed real estate                                                -            -                28
   Purchases of premises and equipment                                                       (6,494)      (3,657)         (2,101)
   Purchase of bank-owned life insurance                                                     (2,594)      (6,890)        (21,604)
                                                                                          ---------     --------        --------

            Net cash used in investing activities                                          (226,180)    (161,373)       (307,343)
                                                                                          ---------     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in interest and non-interest bearing demand deposits and savings accounts   156,702       20,018         126,975
   Net (decrease) increase in certificates of deposit                                        64,297       99,934          (7,196)
   Net increase in securities sold under agreements to repurchase and federal
      funds purchased                                                                        97,316       40,562          88,398
   Net (decrease) increase in short-term borrowings                                          (3,503)      (6,684)         12,647
   Proceeds from long-term borrowings                                                        68,376       50,100         105,000
   Repayments of long-term borrowings                                                      (145,021)     (75,650)        (11,982)
   Issuance of common stock under dividend reinvestment and stock option plan                   -            693           1,238
   Effect of treasury stock transactions                                                        878       (3,533)         (5,793)
   Cash dividends                                                                           (14,343)     (13,421)        (10,151)
                                                                                          ---------     --------        --------

            Net cash provided by financing activities                                       224,702      112,019         299,136
                                                                                          ---------     --------        --------

            Net increase in cash and cash equivalents                                        31,608        1,191           2,393

Cash and cash equivalents at beginning of year                                               66,992       65,801          63,408
                                                                                          ---------     --------        --------

Cash and cash equivalents at end of year                                                  $  98,600     $ 66,992        $ 65,801
                                                                                          =========     ========        ========

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         National Penn Bancshares, Inc., primarily through its Bank subsidiaries, National Penn Bank (NPB) and Panasia Bank, N.A. (Panasia) (collectively, the Banks), has been serving residents and businesses of southeastern Pennsylvania since 1874 and northern New Jersey since July 2000. The Banks, which have in excess of 60 branch locations, are locally managed community banks providing commercial banking products, primarily loans and deposits. Trust services are provided through Investors Trust Company (ITC). The Banks, ITC and Penn Securities, Inc. encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

         Penn Securities, Inc., is a registered broker dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers.

         In May 1999, NPB formed Penn 1st Financial Services, Inc. (Penn 1st) (formerly National Penn Mortgage Company). Penn 1st is a mortgage banking company and is engaged in the activity of extending credit and servicing loans.

         The Company, the Banks, ITC and Penn Securities, Inc. are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accounting policies followed by the Company conform with accounting principles generally accepted in the United States of America and with predominant practice within the banking industry.

         The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, NPB, Panasia, ITC, National Penn Investment Company, National Penn Life Insurance Company, NPB Capital Trust, and NPB's wholly owned subsidiaries Penn 1st, Penn Securities, Inc., Link Financial Services, Inc., NPB Delaware, Inc., 1874 Financial Corp., and National Penn Consulting Services, Inc. Investments owned between 20% and 50% are accounted for using the equity method. All material intercompany balances have been eliminated.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses and certain intangible assets, such as goodwill and core deposits. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank, a northern New Jersey institution concentrating in the Asian community. As the result of Panasia's market penetration in the northern New Jersey, the Company had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the Panasia franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

         Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.

         Statement of Financial Accounting Statements (SFAS) No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. Management believes the Company's revenue recognition policies comply with the guidance contained in SAB 101 and, therefore, the Company's results of operations were not materially affected.

     INVESTMENT SECURITIES

         Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. Debt and equity securities held for resale during 1998 were classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income as trading revenue. The Company did not have any trading securities as of December 31, 2000 and 1999.




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company entered into interest rate swap and floor agreements to manage its sensitivity to interest rate risk. For interest rate risk management swap and floors agreements, interest income or interest expense is accrued over the terms of the agreements and transaction fees are deferred and amortized to interest income or expense over the terms of the agreements.

         SFAS No. 133, (SFAS 133) Accounting for Derivative Instruments and Hedging Activities was amended in June, 1999 by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment,
     (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.

     LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. Interest on loans is calculated based upon the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged as an expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans, and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

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


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended. In September 2000, the Financial Accounting Standards Board has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     PREMISES AND EQUIPMENT

         Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

     GOODWILL AND CORE DEPOSIT INTANGIBLES

         Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank (Panasia) in 2000 and is being amortized on a straight-line basis over approximately 20 years and is included in other assets. The unamortized balance at December 31, 2000 was $11,895,000. Amortization expense for the year ended December 31, 2000 was $305,000.

         The Company has recognized core deposit intangibles, as a result of a branch acquisition in 1997, which are being amortized on a straight-line basis over 15 years and are included in other assets.

     OTHER ASSETS

         Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

     EMPLOYEE BENEFIT PLANS

         The Company has certain employee benefit plans covering substantially all employees. The Company follows the disclosure provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

         The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion 25.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

     STATEMENTS OF CASH FLOWS

         The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                        Year ended December 31,
                             ---------------------------------------------
                                2000             1999              1998
                             ----------       -----------       ----------

         Interest            $   95,997       $    79,832       $   74,918
         Taxes                    9,372             7,323            8,288

     LOAN FEES AND RELATED COSTS

         The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

     OTHER REAL ESTATE OWNED

         Other real estate owned is recorded at the lower of cost or estimated fair market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

     EARNINGS PER SHARE

         Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

     ADVERTISING COSTS

         It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998, was approximately $2,568,000, $2,362,000 and $2,707,000, respectively.

     COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period.


                                          December 31, 2000                December 31, 1999                December 31, 1998
                                 ------------------------------    -------------------------------     ---------------------------
                                   Before        Tax      Net of     Before       Tax       Net of     Before       Tax     Net of
                                     tax      (expense)     tax        tax     (expense)      tax        tax     (expense)    tax
                                   amount      benefit    amount     amount     benefit     amount     amount     benefit   amount
                                   ------      -------    ------     ------     -------     ------     ------     -------   ------
Unrealized gains (losses)
   on securities
Unrealized holding (losses)
   gains arising during period     $22,279    $(7,798)    $14,481   $(32,540)   $11,381    $(21,159)    $4,819   $(1,687)   $3,132

   Less reclassification
     adjustment for gains
     realized in net income            255        (90)        165         15         (5)         10      1,888      (661)    1,227

Other comprehensive
   (loss) income, net              $22,024    $(7,708)    $14,316   $(32,555)   $11,386    $(21,169)    $2,931   $(1,026)   $1,905

2.  ACQUISITIONS

         On January 3, 2001, the Company completed a merger with Community Independent Bank, Inc. (CIB). Under the terms of the merger, each share of CIB stock was converted into 0.945 shares of the Company's common stock, resulting in an issuance of 659,245 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 19,188 shares of the Company's common stock, with an exercise price of $9.33 to $12.83 per share. This transaction was accounted for under the pooling of interests method of accounting.

         On July 14, 2000, the Company completed the acquisition of Panasia. Under terms of the agreement, each share of Panasia stock was purchased for $29 per share and each outstanding Panasia stock option was cancelled for cash equal to the difference between $29 and its per share exercise price, for a total cost $20,005,000. This transaction was accounted for under the purchase method of accounting and the results of operations of the Company for the year ended December 31, 2000, include only the results of operations of Panasia from the date of acquisition, July 11, 2000, through December 31, 2000. The acquisition resulted in the recording of approximately $12.2 million of goodwill, which is being amortized on a straight-line basis over 20 years.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

2.  ACQUISITIONS - Continued

         On January 4, 1999, the Company, through the Bank, completed a merger with Elverson National Bank (Elverson). Under the terms of the merger, each share of Elverson was converted into 1.54219 shares of the Company's common stock, resulting in an issuance of 4,012,642 shares of the Company's common stock. In addition, outstanding stock options to purchase Elverson common stock were converted into stock options to purchase 61,048 shares of the Company's common stock, with an exercise price of $12.36 to $14.99 per share. This transaction was accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisition.

3.  INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities are summarized as follows (in thousands):

                                                                            December 31, 2000
                                                       ----------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized      unrealized      unrealized            Fair
                                                          cost            gains          losses           value
                                                       ----------      ----------      ----------      ----------
        U.S. Treasury and U.S. Government
           agencies                                    $  141,574      $    1,822      $     (513)     $  142,883
        State and municipal bonds                         230,688           4,162          (1,765)        233,085
        Mortgage-backed securities                        163,937           1,762            (663)        165,036
        Marketable equity securities and other             52,964           1,681          (2,333)         52,312
                                                       ----------      ----------      -----------     ----------
           Totals                                      $  589,163      $    9,427      $   (5,274)     $  593,316
                                                        =========       =========       ==========      =========

                                                                            December 31, 1999
                                                       ----------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized      unrealized      unrealized            Fair
                                                          cost            gains          losses           value
                                                       ----------      ----------      ----------      ----------
        U.S. Treasury and U.S. Government
           agencies                                    $  103,092      $      716      $   (2,084)     $  101,724
        State and municipal bonds                         236,768             293         (15,287)        221,774
        Mortgage-backed securities                        136,684             311          (3,068)        133,927
        Marketable equity securities and other             57,354           2,677          (1,429)         58,602
                                                       ----------      ----------      -----------     ----------
           Totals                                      $  533,898      $    3,997      $  (21,868)     $  516,027
                                                        =========       =========       ==========      =========

         The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 2000 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized          Fair
                                                    cost             value
                                                ------------     ------------

     Due in one year or less                    $     31,788     $     31,960
     Due after one through five years                 82,145           82,643
     Due after five through ten years                 49,520           50,358
     Due after ten years                             372,746          376,043
     Marketable equity securities and other           52,964           52,312
                                                ------------     ------------
                                                $    589,163     $    593,316
                                                 ===========      ===========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

3.  INVESTMENT SECURITIES - Continued

         Proceeds from the sales of investment securities during 2000, 1999 and 1998, were $45,546,000, $45,661,000 and $55,435,000, respectively. Gross gains realized on those sales were $676,000, $324,000 and $1,890,000 in 2000, 1999 and 1998, respectively, gross losses were $421,000 in 2000 and $339,000 in 1999 and losses were $2,000 in 1998. As of December 31, 2000 and 1999, investment securities with a book value of $349,528,000 and $270,604,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2000 and 1999, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

4.  LOANS

         Major classifications of loans are as follows (in thousands):
                                                         December 31,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------

     Commercial and industrial loans            $    315,264     $    252,992
     Real estate loans
         Construction and land development           150,435          136,105
         Residential                                 638,981          649,692
         Other                                       542,728          472,447
     Loans to individuals                             72,888           59,307
                                                ------------     ------------
                                                   1,720,296        1,570,543
     Allowance for loan losses                       (37,098)         (34,139)
                                                -------------    ------------

         Total loans, net                       $  1,683,198     $  1,536,404
                                                 ===========        =========

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,898,000 and $11,055,000 at December 31, 2000 and 1999, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $251,000 and $420,000 for 2000 and 1999, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $4,519,000 and $2,673,000 at December 31, 2000 and 1999, respectively.

         The balance of impaired loans was $5,548,000 at December 31, 2000. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $5,548,000 of non-accrual loans. The allowance for loan loss associated with the $5,548,000 of impaired loans was $1,701,000 at December 31, 2000. The average impaired loan balance was $10,234,000 during 2000 and the income recognized on impaired loans during 2000 was $437,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

         The balance of impaired loans was $8,823,000 at December 31, 1999. The impaired loan balance included $8,823,000 of non-accrual loans. The allowance for loan loss associated with the $8,823,000 of impaired loans was $2,437,000 at December 31, 1999. The average impaired loan balance was $8,854,000 and $6,828,000 in 1999 and 1998, respectively, and the income recognized on impaired loans during 1999 and 1998 was $439,000 and $289,000, respectively.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

4.  LOANS - Continued

         Changes in the allowance for loan losses are as follows (in thousands):

                                                 Year ended December 31,
                                          -----------------------------------
                                            2000          1999         1998
                                          ---------    ---------    ---------

     Balance, beginning of year           $  34,139    $  30,835    $  28,467
         Acquisition of Panasia               1,384          -            -
         Provision charged to operations      5,600        5,960        5,960
         Loans charged off                   (6,095)      (5,157)      (5,201)
         Recoveries                           2,070        2,501        1,609
                                          ---------    ---------    ---------

     Balance, end of year                 $  37,098    $  34,139    $  30,835
                                          =========    =========    =========

5.  PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                           December 31,
                                                    Estimated             -------------
                                                  useful lives           2000         1999
                                                  --------------      ---------    ---------
     Land                                         Indefinite          $   2,792    $   2,766
     Buildings                                    5 to 40 years          17,060       16,178
     Equipment                                    3 to 10 years          29,358       25,115
     Leasehold improvements                       2 to 40 years           6,353        4,597
                                                                      ---------    ---------
                                                                         55,563       48,656
     Accumulated depreciation and amortization                          (30,124)     (25,367)
                                                                      ---------    ---------

                                                                      $  25,439    $  23,289
                                                                      =========    =========

         Depreciation and amortization expense amounted to $4,345,000, $3,976,000 and $3,550,000 for the years ended December 31, 2000, 1999 and
     1998, respectively.

6.  DEPOSITS

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $236,263,000 and $195,939,000 in 2000 and 1999, respectively.

         At December 31, 2000, the scheduled maturities of certificates of deposit are as follows (in thousands):

              2001                                   $  565,213
              2002                                      235,226
              2003                                       33,970
              2004                                       13,247
              2005                                       25,619
              Thereafter                                  1,152
                                                     ----------
                                                     $  874,427
                                                     ==========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

7.  SHORT-TERM BORROWINGS

         Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                            At or for the year ended December 31,
                                                         ------------------------------------------
                                                            2000            1999            1998
                                                         ----------      ----------      ----------
         Securities sold under repurchase agreements
               and federal funds purchased
            Balance at year-end                          $  297,464      $  200,148      $  159,586
            Average during the year                         289,257         158,669         133,380
            Maximum month-end balance                       343,390         213,735         191,307
            Weighted average rate during the year             5.79%           4.52%           4.76%
            Rate at December 31                               4.94%           4.30%           4.37%

         Short-term borrowings
            Balance at year-end                          $    8,945      $   12,448      $   19,132
            Average during the year                           7,338           5,608           9,551
            Maximum month-end balance                        11,703          12,448          24,930
            Weighted average rate during the year             5.67%           4.85%           5.70%
            Rate at December 31                               4.87%           4.04%           5.26%

         The weighted average rates paid in aggregate on these borrowed funds for 2000, 1999 and 1998 were 5.79%, 4.53% and 4.82%, respectively.

8.  LONG-TERM BORROWINGS

     FHLB ADVANCES

         At December 31, 2000, advances from the Federal Home Loan Bank (FHLB) totaling $128,057,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 6.04%. Unused lines of credit at the FHLB were $407,660,000 and $195,312,000 at December 31, 2000 and 1999,
     respectively.

     OTHER BORROWINGS

         During 2000, the Company borrowed $21,000,000 with an interest rate of the federal funds rate plus 0.875%. The note matures on June 30, 2004 and requires monthly interest and quarterly principal payments. The balance as of December 31, 2000 is $18,375,000 with an interest rate of 6.285%.

         Outstanding borrowings mature as follows (in thousands):

              2001                                      $   2,500
              2002                                         35,000
              2003                                            -
              2004                                         18,375
              2005                                            -
              Thereafter                                   90,557
                                                        ---------
                                                        $ 146,432
                                                        =========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

8.  LONG-TERM BORROWINGS - Continued

     SUBORDINATED DEBENTURES

         The Company issued $41,500,000 of 9% junior subordinated deferrable interest debentures (the debentures) to NPB Capital Trust (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust in 1997. The Trust issued $40,250,000 of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 20, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027.

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                   December 31,
                                                            --------------------------
                                                               2000              1999
                                                            ---------        ---------
         Change in benefit obligation
            Benefit obligation at beginning of year         $  10,249        $   9,945
            Service cost                                          997              812
            Interest cost                                         709              639
            Actual gain                                           438              146
            Benefits paid                                        (270)            (297)
            Effect of change in assumptions                      (534)            (996)
                                                            ---------        ---------
            Benefits obligation at end of year                 11,589           10,249
                                                            ---------        ---------

         Change in plan assets
            Fair value of plan assets at beginning of year     12,835           10,605
            Actual return on plan assets                        2,310            1,647
            Employer contribution                               1,107              880
            Benefits paid                                        (270)            (297)
                                                            ---------        ---------
            Fair value of plan assets at end of year           15,982           12,835
                                                            ---------        ---------

         Funded status                                          4,393            2,586
         Unrecognized net actuarial gain                       (3,151)          (1,840)
         Unrecognized prior service cost                          116              182
                                                            ---------        ---------

         Prepaid benefit cost (included in other assets)    $   1,358        $     928
                                                            =========        =========


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

9.  PENSION PLANS - Continued

         Net pension cost included the following components (in thousands):

                                                                       Year ended December 31,
                                                            --------------------------------------------
                                                               2000             1999              1998
                                                            ---------         ---------        ---------
         Service cost                                       $     996         $     812        $     724
         Interest cost on projected benefit obligation            709               639              587
         Actual return on plan assets                          (2,310)           (1,647)            (705)
         Net amortization and deferral                          1,281               845                3
                                                            ---------         ---------        ---------

         Net periodic benefit cost                          $     676         $     649        $     609
                                                            =========         =========        =========

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.13% and 4.50%, respectively, in 2000; 6.75% and 4.50%, respectively, in 1999; and 6.63% and 4.63%, respectively, in 1998. The expected long-term rate of return on assets was 8.25% for 2000, 1999 and 1998.

         The Company has a capital accumulation and salary reduction plan under
     Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $671,000, $594,000 and $441,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  INCOME TAXES

         The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2000             1999              1998
                                                                     ---------         ---------        ---------
         Income tax expense
            Current                                                  $   6,980         $   6,321        $   5,906
            Deferred federal benefit                                      (572)           (1,090)            (457)
                                                                     ---------         ---------        ---------
                                                                         6,408             5,231            5,449
         Additional paid-in capital from benefit
            of stock options exercised                                      92               531              636
                                                                     ---------         ---------        ---------

         Applicable income tax expense                               $   6,500         $   5,762        $   6,085
                                                                     =========         =========        =========

         The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):
                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2000             1999              1998
                                                                     ---------         ---------        ---------

         Computed tax expense at statutory rate                      $  12,508         $  11,610        $  10,152
            Decrease in taxes resulting from
               Tax-exempt loan and investment income                    (5,700)           (5,388)          (4,027)
               Other, net                                                 (308)             (460)             (40)
                                                                     ---------         ---------        ---------

         Applicable income tax expense                               $   6,500         $   5,762        $   6,085
                                                                     =========         =========        =========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

10.  INCOME TAXES - Continued

         Deferred tax assets and liabilities consist of the following (in thousands):

                                                                   2000              1999
                                                                 ---------        ---------
         Deferred tax assets
            Deferred loan fees                                   $     254        $     373
            Allowance for loan and lease loss                       12,261           11,158
            Deferred compensation                                      907              853
            Loan sales valuation                                        54               54
            Investment securities available for sale                   -              6,254
                                                                 ---------        ---------
                                                                    13,476           18,692
                                                                 ---------        ---------

         Deferred tax liabilities
            Pension                                                    665              475
            Partnership investments                                    378              326
            Cash to accrual                                             15              -
            Investment securities available for sale                 1,454              -
            Rehab credit adjustment                                     44               44
                                                                 ---------        ---------
                                                                     2,556              845
                                                                 ---------        ---------

         Net deferred tax asset (included in other assets)       $  10,920        $  17,847
                                                                 =========        =========

         As a result of the acquisition of Panasia Bank, the Company computed a net deferred tax asset of $209,000 and a deferred tax liability on unrealized holding gains of $160,000, during 2000.

11.  SHAREHOLDERS' EQUITY

         On October 25, 2000, the Company declared a 5% stock dividend to shareholders of record on December 8, 2000, and payable on December 20, 2000. On October 27, 1999, the Company declared a 5% stock dividend to shareholders of record on December 6, 1999, and payable on December 22, 1999.

         On July 28, 1999, the Company approved a stock repurchase plan of 850,000 shares of its common stock. Repurchases can be from time to time and will be used for general corporate purposes including the Company's dividend reinvestment plan, stock options, and other stock based benefit plans. On July 23, 2000, the repurchase plan was terminated. Prior to the termination, the Company has repurchased 441,000 shares at a cost of $10,380,000.

         On June 24, 1998, the Company declared a 5-for-4 stock split on its common stock to shareholders of record on July 15, 1998, and payable on July 31, 1998, and amended its Articles of Incorporation whereby the number of authorized shares was increased from 50,000,000 to 62,500,000, both with no par value.

         In April 1998, the Company amended its Articles of Incorporation whereby the number of authorized common shares was increased from 26,666,667 shares with a par value of $1.875 to 50,000,000 shares with no par value. The additional paid-in capital account has been combined with common stock as presented in the consolidated statement of changes in shareholders' equity.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

13.  EARNINGS PER SHARE

                                                                             Year ended December 31, 2000
                                                                     --------------------------------------------
                                                                       Income             Shares          Per share
                                                                     (numerator)      (denominator)        amount
                                                                     ---------            ------           ------
         Basic earnings per share
            Net income available to common stockholders              $  29,237            18,579           $ 1.57
         Effect of dilutive securities
            Options                                                        -                 208            (0.01)
                                                                     ---------            ------           ------
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  29,237            18,787           $ 1.56
                                                                     =========            ======           ======

         Options to purchase 823,263 shares of common stock at $23.75 to $28.12 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 1999
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)        amount
                                                                     ---------            ------           ------
         Basic earnings per share
            Net income available to common stockholders              $  27,409            18,682           $ 1.47
         Effect of dilutive securities
            Options                                                        -                 297            (0.03)
                                                                     ---------            ------           ------
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  27,409            18,979           $ 1.44
                                                                     =========            ======           ======


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

13.  EARNINGS PER SHARE - Continued

         Options to purchase 814,155 shares of common stock at $23.75 to $28.12 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 1998
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)        amount
                                                                     -----------     -------------      ---------
         Basic earnings per share
            Net income available to common stockholders              $  22,918            18,728           $ 1.22

         Effect of dilutive securities
            Options                                                        -                 380            (0.02)
                                                                     ---------            ------           ------

         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  22,918            19,108           $ 1.20
                                                                     =========            ======           ======

         Options to purchase 252,273 shares of common stock at $28.11 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

         LEASE COMMITMENTS

         Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

            Year ending December 31,
            ------------------------
                    2001                                   $   2,515
                    2002                                       2,286
                    2003                                       2,029
                    2004                                       1,417
                    2005                                       1,000
                    Thereafter                                 1,532
                                                           ---------
                                                           $  10,779
                                                           =========

         The total rental expense was approximately $2,957,000, $2,706,000 and $2,028,000 in 2000, 1999 and 1998, respectively.

     OTHER

         In the normal course of business, the Company, the Banks and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

15.  STOCK OPTIONS

         The Company maintains an Officers' and Key Employees' Stock Compensation Plan (Officers' Plan). A total of 1,378,125 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. Options granted under the Officers' Plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 1,076,852 outstanding options under the Officers' Plan at December 31, 2000. Options granted under the Company's prior Stock Option Plan, are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. There are 968,896 outstanding options at December 31, 2000.

         In addition, the Company has a Non-employee Director Stock Option Plan (Directors' Plan). Under the Directors' Plan, a total of 303,874 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under the Directors' Plan fully vest after two years and expire ten years from the date of issue. There are 65,509 outstanding options under the Directors' Plan at December 31, 2000.

         Under all plans, the option price per share is equivalent to 100% of the fair market value on the date the options were granted as determined pursuant to the plan. Accordingly, no compensation cost has been recognized for the plans. The number of shares available for granting totaled 720,290 at December 31, 1999 and 424,199 at December 31, 2000. As of December 31, 2000, 52,582 options were outstanding as a result of previous acquisitions.

         Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                              2000          1999           1998
                                                                           ---------      ---------     ---------
         Net income                                     As reported        $  29,237      $  27,409     $  22,918
                                                        Pro forma             28,250         26,323        21,804

         Earnings per share of common stock - basic     As reported            1.57          1.47            1.22
                                                        Pro forma              1.52          1.41            1.16

         Earnings per share of common stock - diluted   As reported            1.56          1.44            1.20
                                                        Pro forma              1.50          1.39            1.14

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 4.25%, 3.23% and 2.71%; expected volatility of 14.0%, 17.0% and 24.4%; risk-free interest rates for each plan of 6.78% and 5.38% for 2000 and 6.50% and 4.79% for 1999 and 4.68% and 5.74% for 1998; and
     expected lives of 6.63 years and 7.56 years for each plan in 2000, 6.23 years and 8.98 years for each plan in 1999, 6.23 years and 8.98 years for each plan in 1998.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

15.  STOCK OPTIONS - Continued

         A summary of the status of the Company's fixed option plans as of December 31, is presented below:

                                                    2000                     1999                   1998
                                           ----------------------   ----------------------   ----------------------
                                                        Weighted                 Weighted                 Weighted
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                             Shares       price       Shares       price       Shares       price
                                           ----------   ---------   ----------   ---------   ----------   ---------
     Outstanding, beginning of  year        1,917,024   $   18.69    1,791,019   $   17.12    1,653,891   $   14.96
         Granted                              289,009       20.29      292,588       24.16      292,347       26.46
         Exercised                            (42,194)      10.86     (166,583)      11.38     (151,938)      11.64
         Forfeited                                -         -              -         -           (3,281)      15.53
                                           ----------   ---------    ---------   ---------    ---------   ---------

     Outstanding, end of year               2,163,839   $   19.06    1,917,024   $   18.69    1,791,019   $   17.12
                                            =========   =========    =========   =========    =========   =========

     Options exercisable at year-end        1,210,401                  911,602                  769,445
                                            =========                =========                =========
     Weighted average fair value of
         options granted during the year                $    2.63                $    5.96                $    7.08
                                                        =========                =========                =========


         The following table summarizes information about nonqualified options outstanding at December 31, 2000:

                                Options outstanding                                      Options exercisable
       --------------------------------------------------------------------        ------------------------------
                                               Weighted
                                Number           average                                Number
                           outstanding at      remaining        Weighted             outstanding at     Weighted
            Range of        December 31,       contractual       average             December 31,       average
       exercise prices          2000           life (years)  exercise price              2000        exercise price
       ---------------          ----           ------------  --------------              ----        --------------
         $  5.62 -  8.44           25,743             0.8           $  7.38             25,743         $  7.38
            8.45 - 11.25           95,441             1.8              9.06             95,441            9.06
           11.26 - 14.06          487,106             4.3             13.53            425,350           13.49
           14.07 - 16.87          255,233             6.1             14.48            138,402           14.47
           16.88 - 19.68          197,152             2.8             18.24            197,152           18.24
           19.69 - 22.49          279,901            10.0             20.20                -              -
           22.50 - 25.31          570,981             7.8             23.74            227,416           23.51
           25.32 - 28.12          252,282             8.0             28.12            100,897           28.12
                              -----------                                         ------------
                                2,163,839                                            1,210,401
                              ===========                                         ============

16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania and northern New Jersey. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

         Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2000 and 1999, are as follows (in thousands):

                                                                          2000              1999
                                                                       -----------       ----------
         Financial instruments whose contract amounts represent
               credit risk
            Commitments to extend credit                               $   576,274       $  472,099
            Standby letters of credit                                       23,760           24,297

         Financial instruments whose notional or contract amounts
               exceed the amount of credit risk
            Interest rate swap agreements                                   70,000          100,000
            Interest rate floor                                             50,000           50,000

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2000, varies up to 100%; the average amount collateralized is 90%.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

         Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 2000, the interest rate swaps had the effect of decreasing the Company's net interest income by $307,000 over what would have been realized had the Company not entered into the swap agreements.

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

         Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2000 and 1999, were as follows (in thousands):

                                                          December 31, 2000                 December 31, 1999
                                                     ----------------------------      ----------------------------
                                                      Carrying    Estimated fair       Carrying     Estimated fair
                                                       amount          value             amount          value
                                                     ----------   ---------------      ----------   ---------------
        Cash and cash equivalents                    $   98,600     $     98,600       $   66,992    $     66,992
        Investment securities available for sale        593,316          593,316          516,027         516,027

         Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

         Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

         Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                  December 31, 2000                 December 31, 1999
                                             ----------------------------      ----------------------------
                                              Carrying     Estimated fair       Carrying     Estimated fair
                                               amount           value            amount          value
                                             ----------   ---------------      ----------   ---------------
        Deposits with stated maturities      $  874,427     $    884,555       $  810,128    $    814,391
        Short-term borrowings                   306,409          306,409          212,596         212,596
        Long-term borrowings                    146,432          141,979          223,077         213,403
        Subordinated debentures                  40,250           40,451           40,250          38,640

         Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $939,826,000 for 2000 and $783,126,000 for 1999.

         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                December 31, 2000                 December 31, 1999
                          -----------------------------    ------------------------------
                            Carrying     Estimated fair      Carrying      Estimated fair
                             amount           value           amount           value
                          -----------   ---------------    ------------   ---------------
        Net loans         $ 1,683,198     $  1,754,607     $  1,536,404    $  1,559,240

         There is no material difference between the carrying amount and estimated fair value of off-balance sheet items which total $710,054,000 and $646,396,000 at year-end 2000 and 1999, respectively, which are primarily comprised of interest rate swap agreements and unfunded loan commitments which are generally priced at market at the time of funding.

19.  REGULATORY MATTERS

         The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2000, was approximately $11,015,000.

         Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2001, the Banks, without prior approval of bank regulators, can declare dividends to the Company totaling $29,439,000 plus additional amounts equal to the net earnings of the Banks for the period January 1, 2001, through the date of declaration less dividends previously paid in 2001.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

19.  REGULATORY MATTERS - Continued

         The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Banks and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Banks and Company meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                        Actual           adequacy purposes      action provisions
                                                 --------------------  --------------------   ---------------------
                                                   Amount     Ratio      Amount      Ratio      Amount     Ratio
                                                 ----------  --------  ----------   -------   ----------  --------
                                                 (Dollars in thousands)
         As of December 31, 2000
            Total capital (to risk-weighted
                  assets)
               National Penn Bancshares, Inc.    $  221,016    11.85%  $  149,205     8.00%          N/A      N/A
               National Penn Bank                   186,185    10.45      142,533     8.00    $  178,167    10.00
               Panasia Bank                           9,214    21.39        3,447     8.00         4,308    10.00
            Tier I capital (to risk-weighted
               assets)
               National Penn Bancshares, Inc.       197,527    10.59       74,602     4.00           N/A      N/A
               National Penn Bank                   163,747     9.19       71,266     4.00       106,900     6.00
               Panasia Bank                           8,666    20.11        1,723     4.00         2,585     6.00
            Tier I capital (to average assets)
               National Penn Bancshares, Inc.       197,527     8.06       97,978     4.00           N/A      N/A
               National Penn Bank                   163,747     7.09       92,386     4.00       115,482     5.00
               Panasia Bank                           8,666     7.79        4,446     4.00         5,557     5.00





                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

19.  REGULATORY MATTERS - Continued

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                        Actual           adequacy purposes      action provisions
                                                 --------------------  --------------------   ---------------------
                                                   Amount     Ratio      Amount     Ratio       Amount     Ratio
                                                 ----------  --------  ----------  --------   ----------  --------
                                                 (Dollars in thousands)
         As of December 31, 1999
            Total capital (to risk-weighted
                  assets)
               National Penn Bancshares, Inc.    $  215,760    12.73%  $  135,600     8.00%          N/A      N/A
               National Penn Bank                   172,044    10.42      132,140     8.00    $  165,175    10.00
            Tier I capital (to risk-weighted
                  assets)
               National Penn Bancshares, Inc.       193,822    11.43       67,800     4.00           N/A      N/A
               National Penn Bank                   151,231     9.16       66,070     4.00        99,105     6.00
            Tier I capital (to average assets)
               National Penn Bancshares, Inc.       193,822     8.58       90,367     4.00           N/A      N/A
               National Penn Bank                   151,231     6.83       88,546     4.00       110,682     5.00


20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                                             CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                    -----------------------------
                                                                                        2000             1999
                                                                                    ------------     ------------
         Assets
            Cash                                                                    $          4     $      1,261
            Investment in Bank subsidiaries, at equity                                   192,593          144,573
            Investment in other subsidiaries, at equity                                   45,798           45,815
            Other assets                                                                   2,588            1,154
                                                                                    ------------     ------------

                                                                                    $    240,983     $    192,803
                                                                                    ============     ============

         Liabilities and shareholders' equity
            Long-term borrowings                                                    $     18,375     $        -
            Guaranteed preferred beneficial interests in Company's
               subordinated debentures                                                    41,495           41,495
            Other liabilities                                                              3,685            3,612
            Shareholders' equity                                                         177,428          147,696
                                                                                    ------------     ------------

                                                                                    $    240,983     $    192,803
                                                                                    ============     ============

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                                          CONDENSED STATEMENTS OF INCOME

                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2000          1999         1998
                                                                              ---------    ---------    ---------
         Income
            Equity in undistributed net earnings of subsidiaries              $  14,891    $  14,607    $   8,407
            Dividends from subsidiary                                            17,169       15,198       16,939
            Interest and other income                                               218          168          121
                                                                              ---------    ---------    ---------
                                                                                 32,278       29,973       25,467
         Expense
            Interest on subordinated debentures                                   3,735        3,735        3,735
            Interest on long-term borrowings                                        725          -            -
            Other operating expenses                                                100          118          121
                                                                              ---------    ---------    ---------
                                                                                  4,560        3,853        3,856

               Income before income tax benefit                                  27,718       26,120       21,611

         Income tax benefit                                                      (1,519)      (1,289)      (1,307)
                                                                              ----------   ---------    ---------

               Net income                                                     $  29,237    $  27,409    $  22,918
                                                                              =========    =========    =========

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2000          1999         1998
                                                                              ---------    ---------    ---------
         Cash flows from operating activities
            Net income                                                        $  29,237    $  27,409    $  22,918
            Equity in undistributed net earnings of subsidiaries                (14,891)     (14,607)      (8,407)
            (Increase) decrease in other assets                                  (1,434)          99            7
            (Decrease) increase in other liabilities                                 73        1,056        2,491
                                                                              ---------    ---------    ---------
               Net cash provided by operating activities                         12,985       13,957       17,009
                                                                              ---------    ---------    ---------

         Cash flows from investing activities
            Cash paid to acquire businesses                                     (20,025)         -            -
            Additional investment in subsidiaries, at equity                      1,229        4,631       (1,688)
                                                                              ---------    ---------    ---------
               Net cash (used in) provided by investing activities              (18,796)       4,631       (1,688)
                                                                              ----------   ---------    ---------

         Cash flows from financing activities
            Proceeds from issuance of long-term debt                             21,000          -             -
            Repayment of long-term debt                                          (2,625)         -            -
            Proceeds from issuance of stock                                         -            693          855
            Effect of treasury stock transactions                                   878       (3,542)      (5,793)
            Cash dividends                                                      (14,699)     (14,478)     (10,422)
                                                                              ----------   ---------    ---------

               Net cash provided by (used in) financing activities                4,554      (17,327)     (15,360)
                                                                              ---------    ---------    ---------

               Net increase (decrease) in cash and cash equivalents              (1,257)       1,261          (39)

         Cash and cash equivalents at beginning of year                           1,261          -             39
                                                                              ---------    ---------    ---------

         Cash and cash equivalents at end of year                             $       4    $   1,261    $     -
                                                                              =========    =========    =========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
-------------------------------------------------------------------------------

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

         (Dollars in thousands, except per share data)

                                                                                Three months ended
                                                                 --------------------------------------------------
               2000                                               Dec. 31     Sept. 30       June 30      March 31
         -----------------                                       --------------------------------------------------

         Interest income                                         $  49,336    $  47,731    $  43,727    $  43,858
         Net interest income                                        21,842       21,495       20,221       21,392
         Provision for loan and lease losses                         1,200        1,400        1,500        1,500
         Net gains (losses) on sale of investment
            securities                                                  (8)         103           38          122
         Income before income taxes                                  9,217        9,401        8,627        8,492
         Net income                                                  7,835        7,486        7,062        6,854
         Earnings per share of common stock - basic                    .42          .40          .38          .37
         Earnings per share of common stock - diluted                  .42          .40          .38          .36

                                                                                 Three months ended
                                                                 --------------------------------------------------
               1999                                               Dec. 31     Sept. 30       June 30      March 31
         -----------------                                       --------------------------------------------------

         Interest income                                         $  43,322    $  41,888    $  40,109    $  38,951
         Net interest income                                        20,997       20,789       20,170       19,561
         Provision for loan and lease losses                         1,715        1,415        1,415        1,415
         Net gains (losses) on sale of investment
            securities                                                (198)         -            211            2
         Income before income taxes                                  8,685        9,155        8,006        7,325
         Net income                                                  7,683        7,210        6,500        6,016
         Earnings per share of common stock - basic                   0.41         0.38         0.36         0.32
         Earnings per share of common stock - diluted                 0.41         0.38         0.34         0.31


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
National Penn Bancshares, Inc.


         We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 17, 2001

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------

         None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The information relating to executive officers of National Penn is included under Item 4A in Part I hereof. The information required by this item relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3 and 18 of National Penn's definitive Proxy Statement to be used in connection with National Penn's 2001 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION.
--------------------------------

         The information required by this item is incorporated herein by reference to pages 5 through 14 of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information required by this item is incorporated herein by reference to pages 16 and 17 of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to pages 17 and 18 of the Proxy Statement.


                                     PART IV
                                     -------

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

              3.  Exhibits.
                  --------


2.1 Amended Agreement and Plan of Merger dated as of July 21, 1998, among National Penn Bancshares, Inc., National Penn Bank and Elverson National Bank. (Incorporated by reference to Exhibit 2.1 to National Penn's Registration Statement No. 333-65841 on Form S-4, as filed on October 16, 1998.)

2.2 Agreement dated February 14, 2000, between National Penn Bancshares, Inc. and Panasia Bank. (Incorporated by reference to Exhibit 2.2 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

2.3 Agreement dated July 23, 2000, between National Penn Bancshares, Inc. and Community Independent Bank, Inc. (Schedules are omitted pursuant to Regulation S-K, Item 601(b)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated July 11, 2000.)

3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

3.2 Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

4.1 Form of Junior Subordinated Indenture between National Penn Bancshares, Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement Nos. 333-26585 and 333-26585-01 on Form S-3, as filed on May 6, 1997.)

4.2 Form of Trust Agreement between National Penn Bancshares, Inc. and Bankers Trust (Delaware), as Trustee. (Incorporated by reference to
         Exhibit 4.2 to National Penn's Registration Statement Nos. 333-26585 and 333-26585-01 on Form S-3, as filed on May 6, 1997.)

4.3 Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Registration Statement Nos. 333-26585 and 333-26585-01 on Form S-3, as filed on May 12, 1997.)

4.4 Form of Guarantee Agreement between National Penn Bancshares, Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to
         Exhibit 4.4 to National Penn's Registration Statement Nos. 333-26585 and 333-26585-01 on Form S-3, as filed on May 12, 1997.)

4.5 Term Loan Agreement dated July 11, 2000, between National Penn Bancshares, Inc. and the Northern Trust Company. (Omitted pursuant to Regulation S-K, Item 601(b)(4)(iii); National Penn agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 4.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.1 National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 99.1 to National Penn's Registration Statement No. 333-887549 on Form S-3, as filed on September 22, 1999.)

10.2     National Penn Bancshares, Inc. Pension Plan.*

10.3     Amendment No. 1 to National Penn Bancshares, Inc. Pension Plan.*

10.4     Amendment 1993-1 to the National Penn Bancshares, Inc. Pension Plan.*

10.5     Amendment 1994-1 to the National Penn Bancshares, Inc. Pension Plan.*

10.6 Amendment 1999-1 to the National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.4 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.7 Amendment 2000-1 to the National Penn Bancshares, Inc. Pension Plan.* (Incorporated by reference to Exhibit 10.5 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.8 National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to
         Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.9 Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.7 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.10 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 4, 2001.)

10.11    National Penn Bancshares, Inc. Executive Incentive Plan/Schedules.*

10.12 National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 33-87654 on Form S-8, as filed on December 22, 1995.)

10.13 National Penn Bancshares, Inc. Amended Officers' and Key Employees' Stock Compensation Plan.*

10.14 National Penn Bancshares, Inc. Directors' Fee Plan.* (Incorporated by reference to Exhibit 10.11 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.15 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 33-91630 on Form S-8, as filed on April 27, 1995.)

10.16 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.17 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.18 National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.19 National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit
         4.1 to National Penn's Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.20 Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*

10.21 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Lawrence
         T. Jilk, Jr.*

10.22 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.*

10.23 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.24 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Wayne R. Weidner.*

10.25 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.*

10.26 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.27 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.28 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.4 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.29 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.30 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.5 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.31 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.32 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.33 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.34 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.35 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.36 Executive Agreement dated as of January 4, 1999, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.32 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.37 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank.

10.38 Rights Agreement dated August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to National Penn's Registration Statement No. 33-87654 on Form S-8, as filed on December 22, 1994.)

10.39 Amendment to Rights Agreement dated as of August 21, 1999, between National Penn Bancshares, Inc. and National Penn Bank, as Rights Agent (including as Exhibit "A" thereto, the Rights Agreement dated as of August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent). (Incorporated by reference to
         Exhibit 4.1 to National Penn's Report on Form 8-K, dated August 21, 1999, as filed on August 26, 1999.)

21       Subsidiaries of the Registrant.

23       Consent of Independent Certified Public Accountants.

99       Forward-Looking Statements.

*        Denotes a compensatory plan or arrangement.

         (b)     Reports on Form 8-K.
                 -------------------

                 During fourth quarter 2000, National Penn filed a Report on Form 8-K dated October 25, 2000. The Report provided information under
         Item 5 on: National Penn's 5% stock dividend; the finalized exchange ratio and regulatory approval of the Community Independent Bank, Inc. acquisition; third quarter financial results for Community Independent Bank, Inc.; the charter conversion of Panasia Bank, N.A.; and risk factors concerning National Penn's forward-looking statements. The Report did not contain any financial statements of National Penn.

         SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NATIONAL PENN BANCSHARES, INC.
                                            (Registrant)


March 28, 2001                              By /s/ Wayne R. Weidner.
                                               -------------------------------
                                                  Wayne R. Weidner
                                                  President and Chief
                                                  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signatures                         Title
 /s/ John H. Body                           Director                        March 28, 2001
------------------------------------
John H. Body



/s/ J. Ralph Borneman, Jr.                  Director                        March 28, 2001
------------------------------------
J. Ralph Borneman, Jr.



 /s/ Frederick H. Gaige                     Director                        March 28, 2001
------------------------------------
Frederick H. Gaige



 /s/ John W. Jacobs                         Director                        March 28, 2001
------------------------------------
John W. Jacobs



 /s/ Lawrence T. Jilk, Jr.                  Director and Chairman           March 28, 2001
------------------------------------
Lawrence T. Jilk, Jr.



/s/ Frederick P. Krott                      Director                        March 28, 2001
------------------------------------
Frederick P. Krott



                                            Director
------------------------------------
Patricia L. Langiotti



                                            Director
------------------------------------
Robert E. Rigg






 /s/ C. Robert Roth                         Director                        March 28, 2001
------------------------------------
C. Robert Roth



 /s/ Wayne R. Weidner                       Director, President             March 28, 2001
------------------------------------        and Chief Executive
Wayne R. Weidner                            Officer (Principal
                                            Executive Officer)



 /s/ Gary L. Rhoads                         Treasurer (Principal Financial  March 28, 2001
------------------------------------        and Accounting Officer)
Gary L. Rhoads
