Form 10-Q
period 2001-03-31
NATIONAL PENN BANCSHARES INC
filed 2001-05-15
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      March 31, 2001
                                ------------------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to
                                 ----------------------    ---------------------


Commission file number: 000-10957
                        ------------------

                         NATIONAL PENN BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                         23-2215075
 -----------------------------------                  --------------------------
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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at May 11, 2001
              -----                              ---------------------------

         Common Stock (no stated par value)         (No.) 19,377,186 Shares

                               Page 1 of 15 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                            Page
-------------------------------                                            ----

         Item 1.  Financial Statements....................................    3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation............    8

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................   12

Part II - Other Information.
---------------------------

         Item 1.  Legal Proceedings.......................................   13

         Item 2.  Changes in Securities...................................   13

         Item 3.  Defaults Upon Senior Securities.........................   13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders........................................   13

         Item 5.  Other Information.......................................   13

         Item 6.  Exhibits and Reports on Form 8-K........................   13

Signature.................................................................   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                              March 31            Dec. 31
 (Dollars in thousands, except per share data)                      2001                2000
                                                                (Unaudited)            (Note)
                                                                -----------         -----------
ASSETS
Cash and due from banks                                         $    63,708         $    83,271
Interest bearing deposits in banks                                   11,190              12,380
Federal funds sold                                                   18,990               8,980
                                                                -----------         -----------
    Total cash and cash equivalents                                  93,888             104,631
Investment securities available for sale, at fair value             612,636             606,778
Loans, less allowance for loan losses of $38,985 and
  $39,033 in 2001 and 2000 respectively                           1,780,647           1,759,887
Other assets                                                        145,597             144,150
                                                                -----------         -----------
    Total Assets                                                $ 2,632,768         $ 2,615,446
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $   262,977         $   303,885
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2001 - $265,275; 2000- $242,901)                                1,656,665           1,605,706
                                                                -----------         -----------
    Total deposits                                                1,919,642           1,909,591
Securities sold under repurchase agreements
  and federal funds purchased                                       300,532             298,145
Short-term borrowings                                                 2,792               8,945
Long-term borrowings                                                146,427             146,432
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                  40,250              40,250
Accrued interest payable and other liabilities                       29,673              28,867
                                                                -----------         -----------
    Total Liabilities                                             2,439,316           2,432,230
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                             --                  --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2001 - 19,380,241; 2000 - 19,349,942; net of shares
    in Treasury: 2001 - 9,538; 2000 - 39,837                        154,340             154,719
  Retained earnings                                                  29,953              26,597
  Accumulated other comprehensive income                              9,373               2,753
  Treasury stock at cost                                               (214)               (853)
                                                                -----------         -----------
    Total Shareholders' Equity                                      193,452             183,216
                                                                -----------         -----------
    Total Liabilities and Shareholders' Equity                  $ 2,632,768         $ 2,615,446
                                                                ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

Note: The Balance Sheet at Dec. 31, 2000 has been derived from the audited financial statements of the Company plus additions necessary to reflect the Company's acquisition of Community Independent Bank, Inc. which was accounted for under the pooling of interests method of accounting.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        Three Months Ended
(Dollars in thousands, except per share data)               March 31
                                                     ----------------------

                                                       2001           2000
                                                     -------        -------
INTEREST INCOME
Loans, including fees                                $39,305        $36,848
Deposits in banks                                        210            127
Federal funds sold                                        52             16
Investment securities                                  9,445          8,836
                                                     -------        -------
    Total interest income                             49,012         45,827
                                                     -------        -------
INTEREST EXPENSE
Deposits                                              20,144         16,522
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements          6,663          6,990
                                                     -------        -------
    Total interest expense                            26,807         23,512
                                                     -------        -------
    Net interest income                               22,205         22,315
Provision for loan losses                              1,500          1,530
                                                     -------        -------
    Net interest income after provision
      for loan losses                                 20,705         20,785
                                                     -------        -------
OTHER INCOME
Trust income                                           1,268          1,157
Service charges on deposit accounts                    2,040          1,579
Net gains on sale of investment securities                31            122
Mortgage banking income                                  776            601
Other                                                  3,458          2,823
                                                     -------        -------
    Total other income                                 7,573          6,282
                                                     -------        -------
OTHER EXPENSES
Salaries, wages and employee benefits                 10,546         10,928
Net premises and equipment                             3,108          2,899
Other operating                                        5,050          4,603
                                                     -------        -------
    Total other expenses                              18,704         18,430
                                                     -------        -------
    Income before income taxes                         9,574          8,637
Income tax expense                                     2,002          1,673
                                                     -------        -------
    Net income                                       $ 7,572        $ 6,964
                                                     =======        =======


PER SHARE OF COMMON STOCK
Net income per share - basic                         $  0.39        $  0.36
Net income per share - diluted                          0.39           0.36
Dividends paid in cash                                  0.21           0.19

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2001
  (Dollars in thousands)
                                                                                         Accumulated
                                                 Common Stock                               other
                                           -------------------------        Retained     comprehensive     Treasury    Comprehensive
                                             Shares         Value           earnings        income           stock        income
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 2000               19,349,942     $  154,719      $   26,597      $    2,753     $     (853)
  Net income                                       --             --           7,572              --             --      $    7,572
  Cash dividends declared                          --             --          (4,216)             --             --
  Shares issued under stock-based
       plans                                                                      --              --             --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                    --             --              --           6,620             --           6,620
                                           -----------------------------------------------------------------------------------------
Total comprehensive income                         --             --              --              --             --      $   14,192
                                           -----------------------------------------------------------------------------------------
 Effect of treasury stock transactions         30,299           (379)                                           639
                                           -----------------------------------------------------------------------------------------
Balance at March 31, 2001                  19,380,241     $  154,340      $   29,953      $    9,373     $     (214)


                                                                                      March 31, 2001
                                                                            -----------------------------------
                                                                            Before         Tax           Net of
                                                                             tax        (expense)          tax
                                                                            amount       benefit         amount
                                                                            -----------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                            10,154        (3,554)         6,600
  Less: reclassification adjustment for gains realized in net income            31           (11)            20
                                                                            -----------------------------------
Other comprehensive income, net                                             10,185        (3,565)         6,620
                                                                            ===================================



THREE MONTHS ENDED MARCH 31, 2000
  (Dollars in thousands)
                                                                                          Accumulated
                                                   Common Stock                              other
                                            ---------------------------     Retained      comprehensive    Treasury    Comprehensive
                                              Shares          Value         earnings         loss           stock         income
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 1999                18,396,911     $   139,173   $    30,441     $  (11,723)    $   (2,953)
  Net income                                        --              --         6,964             --             --      $   6,964
  Cash dividends declared                           --              --        (3,556)            --             --
  Shares issued under stock-based
       plans                                       817              10            --             --             --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                     --              --            --         (2,383)            --         (2,383)
                                            ----------------------------------------------------------------------------------------
Total comprehensive income                          --              --            --             --             --      $   4,581
                                            ----------------------------------------------------------------------------------------
 Effect of treasury stock transactions         (51,757)           (137)                                       (898)
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 2000                   18,345,971     $   139,046   $    33,849     $  (14,106)    $   (3,851)


                                                                                       March 31, 2000
                                                                           --------------------------------------
                                                                            Before          Tax           Net of
                                                                             tax         (expense)         tax
                                                                            amount        benefit         amount
                                                                           --------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                            (3,788)         1,326         (2,462)
  Less: reclassification adjustment for gains realized in net income           122            (43)            79
                                                                           --------------------------------------
Other comprehensive income, net                                             (3,666)         1,283         (2,383)
                                                                           =====================================

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
(Dollars in thousands)
                                                                                  2001              2000
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $   7,572         $   6,964
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                       1,500             1,530
    Depreciation and amortization                                                   1,370               595
    Net gains on sale of securities and mortgages                                      96                60
    Mortgage loans originated for resale                                          (14,836)           (2,007)
    Sale of mortgage loans originated for resale                                   14,836             2,007
    Other                                                                           3,098            (5,868)
                                                                                ---------         ---------

      Net cash provided by operating activities                                    13,636             3,281

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                22,667               969
  Proceeds from maturities of investment securities - available for sale           22,852             7,248
  Purchase of investment securities - available for sale                          (48,295)          (31,040)
  Net increase in loans                                                           (22,261)          (10,858)
  Purchases of premises & equipment                                                (1,810)             (767)
                                                                                ---------         ---------

      Net cash (used in) investing activities                                     (26,847)          (34,448)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                       10,051            25,286
    Repurchase agreements, fed funds & short-term borrowings                       (3,766)           49,014
    Repayments of long-term borrowings                                                 (5)          (40,005)
  (Increase) decrease in treasury stock                                               639              (898)
  Issuance of common stock under dividend reinvestment plan                            --                --
   Effect of treasury stock transactions                                             (379)             (127)
  Cash dividends                                                                   (4,072)           (3,556)
                                                                                ---------         ---------

      Net cash provided by financing activities                                     2,468            29,714

Net (decrease) in cash and cash equivalents                                       (10,743)           (1,453)

Cash and cash equivalents at January 1                                            104,631            71,144
                                                                                ---------         ---------

Cash and cash equivalents at March 31                                           $  93,888         $  69,691
                                                                                =========         =========



The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The financial statements include the balances of Community Independent Bank, Inc. which was acquired on January 3, 2001 in a transaction accounted for under the pooling of interests method of accounting (see Note 3). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. National Penn Bancshares, Inc. (the Company) completed the acquisition of Community Independent Bank, Inc. (CIB) on January 3, 2001 in a transaction accounted for as a pooling of interests, which accordingly required restatement of the financial statements. Under the terms of the merger, each share of CIB stock was converted into 0.945 shares of the Company's common stock, resulting in the issuance of 659,245 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 19,188 shares of the Company's common stock, with an exercise price of $9.33 to $12.83 per share. All financial information presented for current and prior periods has been restated to include the results of Community Independent Bank, Inc.

4. On July 14, 2000, the Company completed its acquisition of Panasia Bank, which was accounted for under the purchase method of accounting. The results of operations of the Company for the three months ended March 31, 2000 do not include Panasia Bank operations.

5. Per share data are based on the weighted average number of shares outstanding of 19,374,224 and 19,232,444 for 2001 and 2000, respectively, and on the weighted average number of diluted shares outstanding of 19,624,151 and 19,462,539 for 2001 and 2000, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid December 20, 2000.

6. On March 28, 2001, the Company's Board of Directors declared a cash dividend of $.21 per share payable on May 17, 2001, to shareholders of record on April 30, 2001.

7. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $21,708,000 at March 31, 2001, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,205,000 at March 31, 2001. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION
                               -------------------

     Total assets increased to $2.633 billion, an increase of $17.3 million or 0.7% over the $2.615 billion at December 31, 2000. This increase is reflected primarily in the loan category, which increased $20.8 million and the investment category, which increased $5.9 million.

     Total cash and cash equivalents decreased $10.7 million or 10.3% at March 31, 2001 when compared to December 31, 2000. The decrease is reflected primarily by a decrease in cash and due from banks of $19.6 million and a decrease in interest bearing deposits in banks of $1.2 million which was partially offset by an increase in federal funds sold which increased $10.0 million.

     Loans increased to $1.781 billion at March 31, 2001. The increase of $20.8 million or 1.2% compared to December 31, 2000 was primarily the result of the investment of deposits and securities sold under repurchase agreements. Loans originated for immediate resale during the first three months of 2001 amounted to $14.8 million. The Company's credit quality is reflected by the annualized ratio of net charge-offs to total loans of .34% through the first quarter of 2001 versus .28% for the year 2000, and the ratio of non-performing assets to total loans of 1.32% at March 31, 2001 and 1.06% at December 31 2000. Non-performing assets, including non-accruals, loans 90 days past due and still accruing and other real estate owned, were $24.0 million at March 31, 2001 compared to $19.0 million at December 31, 2000. Of these amounts, non-accrual loans represented $21.7 million and $13.0 million at March 31, 2001 and December 31, 2000, respectively. The increase in non-accrual loans is due primarily to one significant credit. Loans 90 days past due and still accruing interest were $1.4 million and $4.6 million at March 31, 2001 and December 31, 2000, respectively. Other real estate owned was $900,000 and $1.5 million at March 31, 2001 and December 31, 2000, respectively. The Company had no restructured loans at March 31, 2001 or December 31, 2000. Further weakness in the economy may lead to continued deterioration in credit quality. The allowance for loan losses to non-performing assets was 162.5% and 205.1% at March 31, 2001 and December 31, 2000, respectively.

     Investments, the Company's secondary use of funds, increased $5.9 million or 1.0% to $606.8 million at March 31, 2001 when compared to December 31, 2000. The increase is due to investment purchases of $48.3 million, primarily in mortgage-backed securities and municipals, which was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities.

     Other assets increased to $145.6 million, an increase of $1.4 million over the $144.2 million at December 31, 2000.

     As the primary source of funds, aggregate deposits of $1.920 billion at March 31, 2001 increased $10.1 million or 0.5% compared to December 31, 2000. The increase in deposits during the first three months of 2001 was primarily in interest-bearing deposits, which increased $51.0 million while non-interest bearing deposits decreased $41.0 million. Certificates of deposit in excess of $100,000 increased $23.4 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $490.0 million at March 31, 2001, and $493.8 million at December 31, 2000. The decrease of $3.8 million is primarily due to the decrease in short-term borrowings of $6.2 million, which was partially offset by the increase in securities sold under repurchase agreements and federal funds purchased of $2.4 million.

     Shareholders' equity increased $10.2 million through March 31, 2001 due to an increase in the valuation adjustment for securities available for sale that was partially offset by a decrease in earnings retained. Cash dividends paid during the first three months of 2001 increased $500,000 or 13.6% compared to the cash dividends paid during the first three months of 2000. Earnings retained during the first three months of 2001 were 46.2% compared to 48.5% during the first three months of 2000.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for the quarter ended March 31, 2001 was $7.6 million, 8.7% more than the $7.0 million for the first quarter of 2000. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the first quarter of 2001 was $22.2 million, which remained consistent with the first quarter of 2000. This was a result of increased interest expense of $3.3 million due to growth in deposits and higher rates on deposits and borrowings that was offset by increased loan income of $2.5 million and increased investment income of $600,000 due to growth in loans outstanding and higher rates on loans. The increase in interest expense for the first three months is a result of increased interest on deposits of $3.6 million that was partially offset by a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $300,000. The cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses decreased $30,000 for the three-month period ended March 31, 2001 compared to the same period in 2000. The allowance for loan losses of $38.9 million at March 31, 2001 and $39.0 million at December 31, 2000 as a percentage of total loans was 2.14% for the first quarter of 2001 and 2.22% for the first quarter of 2000. The Company's net charge-offs of $1.5 million and $600,000 during the first three months of 2001 and 2000, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

     Other income increased $1.3 million or 20.6% during the first quarter of 2001, as a result of increased other income of $635,000, increased service charges on deposit accounts of $461,000, increased trust income of $111,000, and increased mortgage banking income of $175,000. This was partially offset by decreased gains on the sale of investment securities of $91,000. The increase in other income is due to increased income on bank-owned life insurance and increased income on other services charges and fees. Other expenses increased $274,000 or 1.5% during the quarter ended March 31, 2001. Of this year-to-date increase, other operating expenses increased $447,000 or 9.7%, and net premises and equipment increased $209,000 or 7.2%. This was partially offset by a decrease in salaries, wages and benefits of $382,000 or 3.5%.

     Income before income taxes increased $937,000 or 10.8% in the first quarter of 2001 compared to the same time period in 2000. Income taxes increased 329,000 or 19.7% for the quarter ended March 31, 2001. The Company's effective tax rate is 20.9% and 19.4% for March 31, 2001 and March 31, 2000,
respectively. This is due to the Company's investments in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $6.3 million from year-end 2000. Long-term borrowings remained relatively unchanged during the first three months of 2001. These changes represent a shift from long-term borrowings to short-term borrowings and a slower growth in deposits compared to loans.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2001:

                                                                Repricing Periods  (1)
                                                          ----------------------------------
                                                            Three Months      One Year
                                         Within Three       Through One      Through Five          Over
                                            Months              Year            Years           Five Years
                                          ----------------------------------------------------------------
                                                                   (In Thousands)
Assets
      Interest bearing deposits
         at banks                          $  11,190         $      --         $      --         $      --
      Investment securities                   88,846            78,820           124,345           320,625
      Loans (1)                              660,379           189,304           649,209           281,755
      Other assets                            18,990                --                --           209,305
                                           ---------         ---------         ---------         ---------
                                             779,405           268,124           773,554           811,685
                                           ---------         ---------         ---------         ---------
Liabilities and equity
      Non-interest bearing deposits          262,977                --                --                --
      Interest bearing deposits (2)          427,182           455,359           271,873           502,251
      Borrowed funds                         178,832             2,500            75,000           193,419
      Preferred securities                        --                --                --            40,250
      Other liabilities                           --                --                --            29,673
      Hedging instruments                     70,000           (30,000)          (40,000)               --
      Shareholders' equity                        --                --                --           159,715
                                           ---------         ---------         ---------         ---------
                                             938,991           427,859           306,873           959,045
                                           ---------         ---------         ---------         ---------
Interest sensitivity gap                    (159,586)         (159,735)          466,681          (147,360)
                                           ---------         ---------         ---------         ---------

Cumulative interest rate
        sensitivity gap                    ($159,586)        ($319,321)        $ 147,360         $      --
                                           =========         =========         =========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 2001. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 20.0% of these deposits are considered repriceable within three months and 80.0% are considered repriceable in the over five years category.

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

     The Company believes interest rate levels have the potential to drop slightly during the second quarter of 2001, with a risk of rising rates by the end of the year. At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, the Company's asset/liability management committee's priority is to reduce this optionality and therefore reduce the level of interest rate risk.

                                CAPITAL ADEQUACY
                                ----------------

         The following table sets forth certain capital performance ratios:

                                              Mar. 31,       Dec. 31,
                                                2001           2000
                                               ------         ------
CAPITAL PERFORMANCE
Return on average assets (annualized)            1.17%         1.13%
Return on average equity (annualized)           16.50         17.26
Earnings retained                               46.20         47.68

CAPITAL LEVELS

                                        Tier 1 Capital to     Tier 1 Capital to Risk-   Total Capital to Risk-
                                      Average Assets Ratio     Weighted Assets Ratio    Weighted Assets Ratio
                                      --------------------    -----------------------   ----------------------
                                       Mar. 31,    Dec. 31,     Mar. 31,    Dec. 31,    Mar. 31,    Dec. 31,
                                         2001        2000         2001        2000        2001        2000
                                         ----        ----         ----        ----        ----        ----
The Company                              8.11%       7.96%       10.55%      10.49%      11.86%       11.75%
National Penn Bank                       7.11%       7.02%        9.13%       9.14%      10.39%       10.40%
Panasia Bank, N.A.                       7.82%       7.79%       19.90%      20.11%      21.15%       21.39%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2001, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                                 FUTURE OUTLOOK
                                 --------------

     In 2001, the Company's primary banking subsidiary, National Penn Bank, anticipates opening two new branches, one in Northampton County, and one in its Elverson National Bank Division.

     This report contains forward-looking statements concerning earnings, asset quality, and other future events. Actual results could differ materially due to, among other things, the risks and uncertainties discussed herein and in Exhibit 99 to the Company's Annual Report on Form 10-K for 2000, which is incorporated herein by reference. The Company cautions readers not to place undue reliance on these statements. The Company undertakes no obligation to publicly release or update any of these statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report on Form 10-K filed with the SEC.

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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5.  Other Information.
--------------------------

     As previously reported in the Registrant's Report on Form 8-K dated December 20, 2000 and Annual Report on Form 10-K for 2000, the Registrant acquired Community Independent Bank, Inc. ("CIB") on January 3, 2001 by a merger of CIB with and into the Registrant. On January 4, 2001, CIB's wholly-owned subsidiary, Bernville Bank, N.A., was merged with and into the Registrant's wholly-owned subsidiary, National Penn Bank ("NPB").

     On March 14, 2001, NPB named Paul W. McGloin as president of its Philadelphia/Main Line/Chestnut Hill Division.

     On March 28, 2001, the Registrant's Board of Directors declared a cash dividend of $.21 per share to be paid on May 17, 2001 to shareholders of record on April 30, 2001.

     During first quarter 2001, NPB completed renovations of its bank branch in Douglassville (Berks County) and closed an ATM in West Chester (Chester County).

     On May 1, 2001, the Registrant's wholly-owned subsidiaries, NPB and Panasia Bank, N.A. ("Panasia"), entered into a Purchase and Assumption Agreement providing for the transfer by NPB to Panasia of NPB's National Asian Bank Division, including all its assets, business, liabilities, deposits and branches. On May 4, 2001, Panasia and NPB filed an application with the Office of the Comptroller of the Currency ("OCC") for approval of this transaction. This application is currently pending before the OCC. Subject to receipt of approval from the OCC, and other customary closing conditions, the Registrant expects the transaction to close in mid-to-late June 2001. Upon closing, Panasia will have assets of approximately $150 million, with three bank branches located in northern New Jersey and two bank branches located in the greater Philadelphia area.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits.

     None.

     (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Registrant filed the following Reports on Form 8-K:

     * Report on Form 8-K dated December 20, 2000. The Report provided information under Item 5 on the Registrant's acquisition of Community Independent Bank, Inc., amendment of the Registrant's Executive Incentive Plan and Employee Stock Purchase Plan, and the resignation of one of the Registrant's directors. The Report did not contain any financial statements.

     * Report on Form 8-K dated February 28, 2001. The Report provided information under Item 5 on the Registrant's establishment of a stock repurchase program for 55,000 shares. The Report did not contain any financial statements.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                              (Registrant)

Dated:   May 14, 2001                       By /s/  Wayne R. Weidner
                                               ---------------------------------
                                               Wayne R. Weidner, President and
                                               Chief Executive Officer

Dated:   May 14, 2001                       By /s/  Gary L. Rhoads
                                               ---------------------------------
                                               Gary L. Rhoads, Principal
                                               Financial Officer