Form 10-Q
period 2001-06-30
NATIONAL PENN BANCSHARES INC
filed 2001-08-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      June 30, 2001
                                ------------------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________ to  ____________________

Commission file number: 000-10957
                        ---------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at August 7, 2001
                  -----                     -----------------------------

    Common Stock (no stated par value)          (No.) 19,453,290 Shares

                               Page 1 of 19 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                             Page
-------------------------------                                             ----

         Item 1.   Financial Statements..................................     3

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation..........     8

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk...........................................    16

Part II - Other Information.
---------------------------

         Item 1.   Legal Proceedings.....................................    17

         Item 2.   Changes in Securities.................................    17

         Item 3.   Defaults Upon Senior Securities.......................    17

         Item 4.   Submission of Matters to a Vote of
                   Security Holders......................................    17

         Item 5.   Other Information.....................................    17

         Item 6.   Exhibits and Reports on Form 8-K......................    18

Signature................................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                              June 30              Dec. 31
 (Dollars in thousands, except per share data)                      2001                2000
                                                                (Unaudited)            (Note)
                                                                -----------         -----------
ASSETS
Cash and due from banks                                         $    86,843         $    83,271
Interest bearing deposits in banks                                   15,224              12,380
Federal funds sold                                                    2,000               8,980
                                                                -----------         -----------
    Total cash and cash equivalents                             $   104,067             104,631
Investment securities available for sale , at fair value            564,500             606,778
Loans, less allowance for loan losses of $39,413 and
   $39,033 in 2001 and 2000 respectively                          1,786,681           1,759,887
Other assets                                                        141,711             144,150
                                                                -----------         -----------
    Total Assets                                                $ 2,596,959         $ 2,615,446
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $   285,083         $   303,885
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2001 - $263,415; 2000 - $242,901)                               1,678,107           1,605,706
                                                                -----------         -----------
    Total Deposits                                                1,963,190           1,909,591
Securities sold under repurchase agreements
  and federal funds purchased                                       217,269             298,145
Short-term borrowings                                                10,000               8,945
Long-term borrowings                                                145,110             146,432
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                40,250              40,250
Accrued interest payable and other liabilities                       26,001              28,867
                                                                -----------         -----------
    Total Liabilities                                             2,401,820           2,432,230
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                             --                  --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2001 - 19,456,227; 2000 - 19,349,942; net of shares
    in Treasury: 2001 - 13.093; 2000 - 39,837                       154,940             154,719
  Retained earnings                                                  33,946              26,597
  Accumulated other comprehensive income                              6,549               2,753
  Treasury stock at cost                                               (296)               (853)
                                                                -----------         -----------
    Total Shareholders' Equity                                      195,139             183,216
                                                                -----------         -----------
    Total Liabilities and Shareholders' Equity                  $ 2,596,959         $ 2,615,446
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                       Three Months Ended            Six Months Ended
(Dollars in thousands, except per share data)               June 30                       June 30
                                                     ----------------------------------------------------

                                                       2001          2000           2001           2000
                                                     -------        -------        -------        -------
INTEREST INCOME
Loans including fees                                 $38,613        $36,990        $77,918        $73,838
Deposits in banks                                        184             36            394            163
Federal funds sold                                        71             27            123             43
Investment securities                                  8,729          8,609         18,174         17,445
                                                     -------        -------        -------        -------
    Total interest income                             47,597         45,662         96,609         91,489
                                                     -------        -------        -------        -------
INTEREST EXPENSE
Deposits                                              18,932         16,501         39,076         33,023
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements          5,550          8,070         12,213         15,060
                                                     -------        -------        -------        -------
    Total interest expense                            24,482         24,571         51,289         48,083
                                                     -------        -------        -------        -------
    Net interest income                               23,115         21,091         45,320         43,406
Provision for loan losses                              1,500          1,760          3,000          3,290
                                                     -------        -------        -------        -------
    Net interest income after provision
      for loan losses                                 21,615         19,331         42,320         40,116
                                                     -------        -------        -------        -------
OTHER INCOME
Trust income                                           1,300          1,205          2,568          2,362
Service charges on deposit accounts                    2,461          1,590          4,501          3,169
Net gains on sale of investment securities                --             38             31            160
Mortgage banking income                                1,410            461          2,186          1,062
Other                                                  3,376          3,432          6,834          6,255
                                                     -------        -------        -------        -------
    Total other income                                 8,547          6,726         16,120         13,008
                                                     -------        -------        -------        -------
OTHER EXPENSES
Salaries, wages and employee benefits                 11,031          9,847         21,577         20,775
Net premises and equipment                             2,934          2,698          6,042          5,597
Other operating                                        5,787          5,001         10,837          9,604
                                                     -------        -------        -------        -------
    Total other expenses                              19,752         17,546         38,456         35,976
                                                     -------        -------        -------        -------
    Income before income taxes                        10,410          8,511         19,984         17,148
Income tax expense                                     2,332          1,516          4,334          3,189
                                                     -------        -------        -------        -------
    Net income                                       $ 8,078        $ 6,995        $15,650        $13,959
                                                     =======        =======        =======        =======


PER SHARE OF COMMON STOCK
Net income per share - basic                         $  0.42        $  0.37        $  0.81        $  0.73
Net income per share - diluted                          0.41           0.36           0.80           0.72
Dividends paid in cash                                  0.21           0.19           0.42           0.38

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30, 2001
  (Dollars in thousands)

                                                                                        Accumulated
                                                  Common Stock                             other
                                           -------------------------      Retained     comprehensive      Treasury     Comprehensive
                                             Shares          Value        earnings         income           stock         income
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 2000               19,349,942     $  154,719     $   26,597      $    2,753     $     (853)
  Net income                                       --             --         15,650              --             --      $   15,650
  Cash dividends declared                          --             --         (8,301)             --             --
  Shares issued under stock-based
       plans                                                                     --              --             --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                    --             --             --           3,796             --           3,796
                                           ---------------------------------------------------------------------------------------
Total comprehensive income                         --             --             --              --             --      $   19,446
                                           ---------------------------------------------------------------------------------------
 Effect of treasury stock transactions        106,285            221                                           557
                                           ---------------------------------------------------------------------------------------
Balance at June 30, 2001                   19,456,227     $  154,940     $   33,946      $    6,549     $     (296)


                                                                                          June 30, 2001
                                                                              ---------------------------------------
                                                                               Before           Tax            Net of
                                                                                tax          (expense)          tax
                                                                               amount         benefit          amount
                                                                              ---------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                               5,809          (2,033)           3,776
  Less: reclassification adjustment for gains realized in net income              31             (11)              20
                                                                              ---------------------------------------
Other comprehensive income, net                                                5,840          (2,044)           3,796
                                                                              =======================================



SIX MONTHS ENDED JUNE 30, 2000
  (Dollars in thousands)

                                                                                      Accumulated
                                                 Common Stock                            other
                                          -------------------------      Retained    comprehensive     Treasury    Comprehensive
                                           Shares          Value         earnings         loss           stock        income
                                          -------------------------------------------------------------------------------------

Balance at December 31, 1999              18,396,911    $   139,173    $    30,441    $   (11,723)   $    (2,953)
  Net income                                      --             --         13,959             --             --    $     6,964
  Cash dividends declared                         --             --         (7,136)            --             --
  Shares issued under stock-based
       plans                                   1,597             18             --             --             --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                   --             --             --         (2,086)            --         (2,383)
                                          -------------------------------------------------------------------------------------
Total comprehensive income                        --             --             --             --             --    $     4,581
                                          -------------------------------------------------------------------------------------
 Effect of treasury stock transactions       (71,090)          (352)                                      (1,101)
                                          -------------------------------------------------------------------------------------
Balance at June 30, 2000                  18,327,418    $   138,839    $    37,264    $   (13,809)   $    (4,054)


                                                                                            June 30, 2000
                                                                            ------------------------------------------
                                                                              Before             Tax            Net of
                                                                               tax            (expense)          tax
                                                                              amount           benefit          amount
                                                                            ------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                              (3,369)           1,179           (2,190)
  Less: reclassification adjustment for gains realized in net income             160              (56)             104
                                                                            ------------------------------------------
Other comprehensive income, net                                               (3,209)           1,123           (2,086)
                                                                            ==========================================

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended June 30,
(Dollars in thousands)
                                                                                    2001                 2000
                                                                                  ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  15,650           $  13,959
  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Provision for loan losses                                                         3,000               3,290
    Depreciation and amortization                                                     2,885               2,497
    Net gains on sale of securities and mortgages                                       195                 142
    Mortgage loans originated for resale                                            (67,181)             (2,697)
    Sale of mortgage loans originated for resale                                     67,181               2,697
    Other                                                                             1,621             (11,517)
                                                                                  ---------           ---------

      Net cash provided by operating activities                                      23,351               8,371

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                  22,667              19,156
  Proceeds from maturities of investment securities - available for sale             81,979              14,715
  Purchase of investment securities - available for sale                            (60,590)            (55,806)
  Net increase in loans                                                             (29,794)            (35,662)
  Purchases of premises & equipment                                                  (3,110)             (2,594)
                                                                                  ---------           ---------

      Net cash (used in) investing activities                                        11,152             (60,191)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                         53,599               8,669
    Repurchase agreements, fed funds & short-term borrowings                        (79,821)            121,678
    Repayments of long-term borrowings                                               (1,322)            (65,010)
   (Increase) decrease in treasury stock                                                557              (1,101)
    Issuance of common stock under dividend reinvestment plan                            --                  18
    Effect of treasury stock transactions                                               221                (352)
    Cash dividends                                                                   (8,301)             (7,136)
                                                                                  ---------           ---------

      Net cash provided by financing activities                                     (35,067)             56,766

Net increase in cash and cash equivalents                                              (564)              4,946

Cash and cash equivalents at January 1                                              104,631              71,144
                                                                                  ---------           ---------

Cash and cash equivalents at June 30                                              $ 104,067           $  76,090
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

2. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4. On July 14, 2000, the Company completed its acquisition of Panasia Bank, which was accounted for under the purchase method of accounting. The results of operations of the Company for the six months ended June 30, 2000 do not include Panasia Bank operations.

5. Per share data are based on the weighted average number of shares outstanding of 19,425,972 and 19,219,992 for 2001 and 2000, respectively, and on the weighted average number of diluted shares outstanding of 19,666,466 and 19,440,576 for 2001 and 2000, respectively, and are computed after giving retroactive effect to a 5% stock dividend paid December 20, 2000.

6. On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans.

7. On June 27, 2001, the Company's Board of Directors declared a cash dividend of $.21 per share payable on August 17, 2001, to shareholders of record on July 31, 2001.

8. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $19,875,000 at June 30, 2001, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,404,000 at June 30, 2001. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

9. On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

10. On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The issuance of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION
                               -------------------

         At June 30, 2001, total assets were $2.597 billion, a decrease of $18.5 million or 0.7% from the $2.615 billion at December 31, 2000. This decrease is reflected primarily in the investment category, which decreased $42.3 million and was partially offset by the loan category, which increased $26.8 million.

         Total cash and cash equivalents decreased $564,000 or 0.5% at June 30, 2001 when compared to December 31, 2000. The decrease is reflected primarily by a decrease in federal funds sold of $7.0 million which was partially offset by an increase in cash and due from banks of $3.6 million and interest bearing deposits in banks of $2.8 million.

         Net loans increased to $1.787 billion at June 30, 2001. The increase of $26.8 million or 1.5% compared to December 31, 2000 was primarily the result of the investment of deposits and securities sold under repurchase agreements. Loans originated for immediate resale during the first six months of 2001 amounted to $67.2 million. The increase in non-accrual loans is due primarily to one significant credit. Further weakness in the economy may lead to continued deterioration in credit quality.

The following table shows detailed information and ratios pertaining to the Company's loans and asset quality:

                                       June 30, 2001    December 31, 2000
                                       -------------    -----------------
Nonaccrual loans                          $   19,875           $   12,984
Loans past due 90 or more days
As to interest or principal                    2,030                4,559
Restructured loans                                --                   --
                                          ----------           ----------
   Total nonperforming loans                  21,905               17,543
Other real estate owned                        1,192                1,485
                                          ----------           ----------
   Total nonperforming assets             $   23,097           $   19,028
                                          ==========           ==========

Total Loans                               $1,826,094           $1,798,920

Average total loans                       $1,809,545           $1,721,421

Allowance for loan losses                 $   39,413           $   39,033

Net charge-offs                           $    2,620           $    5,027

Net charge-offs to: (annualized)
   Total loans                                   .29%                 .28%
   Average total loans                           .29%                 .29%
   Allowance for loan losses                   13.30%               12.88%

Nonperforming assets to:
    Total loans                                 1.26%                1.06%

Allowance for loan losses to:
    Nonperforming assets                       170.6%               205.1%
    Total loans                                 2.16%                2.17%
    Average total loans                         2.18%                2.27%


         Investments, the Company's secondary use of funds, decreased $42.3 million or 6.9% to $564.5 million at June 30, 2001 when compared to December 31, 2000. The decrease is due to investment sales, calls and maturities and the amortization of mortgage-backed securities, which was partially offset by purchases of $60.6 million, primarily in mortgage-backed securities and municipals.

         Other assets decreased to $141.7 million, a decrease of $2.4 million from the $144.2 million at December 31, 2000.

         As the primary source of funds, aggregate deposits of $1.963 billion at June 30, 2001 increased $53.6 million or 2.8% compared to December 31, 2000. The increase in deposits during the first six months of 2001 was primarily in interest-bearing deposits, which increased $72.4 million while non-interest bearing deposits decreased $18.8 million. Certificates of deposit in excess of $100,000 increased $20.5 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $412.6 million at June 30, 2001, and $493.8 million at December 31, 2000. The decrease of $81.2 million is primarily due to the decrease in securities sold under repurchase agreement and federal funds purchased due to the payoff of a repurchase agreement to Federal Home Loan Bank of Pittsburgh.

         Shareholders' equity increased $11.9 million through June 30, 2001 due to an increase in retained earnings of $7.3 million and an increase in the valuation adjustment for securities available for sale of $3.8 million. Cash dividends paid during the first six months of 2001 increased $972,000 or 13.6% compared to the cash dividends paid during the first six months of 2000. Earnings retained during the first six months of 2001 were 48.0% compared to 48.6% during the first six months of 2000.

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended June 30, 2001 was $8.1 million, 15.5% more than the $7.0 million for the second quarter of 2000. For the first six months, net income reached $15.7 million or 12.1% more then the $14.0 million reported for the first six months of 2000. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the second quarter of 2001 was $23.1 million, which increased $2.0 million or 9.6% over the $21.1 million for the second quarter of 2000. Interest income for the second quarter of 2001 increased $1.9 million over the prior year's second quarter due to increased loan income of $1.6 million and increased investment income of $120,000, which was partially offset by a decrease in interest expense of $89,000. Net interest income for the first six months of 2001 was $45.3 million, which was $1.9 million or 4.4% greater than the $43.4 million for the first six months of 2000. This was a result of increased interest income of $5.1 million due primarily to an increase in loan income of $4.0 million and an increase in investment income of $729,000. The increase in net interest income for the first six months of 2001 was partially offset by an increase in interest expense of $3.2 million. This is the result of increased interest on deposits of $6.1 million that was partially offset by a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $2.8 million. The cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses decreased $290,000 for the six-month period ended June 30, 2001 compared to the same period in 2000. The allowance for loan losses of $39.4 million at June 30, 2001 and $39.0 million at December 31, 2000 as a percentage of total loans was 2.16% at June 30, 2001 and 2.19% at June 30, 2000. The Company's net charge-offs of $2.6 million and $1.6 million during the first six months of 2001 and 2000, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

         Other income increased $1.8 million or 27.1% during the second quarter of 2001, as a result of increased mortgage banking income of $949,000, increased service charges on deposit accounts of $871,000, and increased trust income of $95,000. This was partially offset by a decrease in other income of $56,000. Year to date, other income increased $3.1 million or 23.9% as a result of increased service charges on deposit accounts of $1.3 million, increased mortgage banking income of $1.1 million, increased other income of $579,000 and increased trust income of $206,000. This year to date increase in other income was partially offset by a decrease in net gains on sale of investment securities of $129,000. The increase in mortgage banking income is primarily due to the lower rate environment and mortgage refinancing. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees. Other expenses increased $2.2 million or 12.6% during the quarter ended June 30, 2001 and increased $2.5 million or 6.9% for the six-month period. Of this year-to-date increase, other operating expenses increased $1.2 million or 12.8%, salaries, wages and benefits increased $802,000 or 3.9% and net premises and equipment increased $445,000 or 7.9%. Other operating expenses increased in part due to the amortization of the goodwill from the acquisition of Panasia Bank N.A.

         Income before income taxes increased $1.9 million or 22.3% in the second quarter of 2001 compared to the same time period in 2000. In comparing the first six months of 2001 to 2000, income before income taxes increased $2.8 million or 16.5%. Income taxes increased 816,000 or 53.8% for the quarter ended June 30 2001 and increased $1.1 million for the six-month period. The Company's effective tax rate is 21.7% and 18.6% for June 30, 2001 and June 30, 2000, respectively. The increase in the effective tax rate from prior years is due to the non-deductible goodwill added as a result of the Panasia Bank acquisition which is partially offset by the Company's investments in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $26.2 million from year-end 2000. Long-term borrowings decreased $1.3 million during the first six months of 2001.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2001:

                                                              Repricing Periods  (1)
                                                      -------------------------------------
                                                          Three Months       One Year
                                        Within Three      Through One       Through Five       Over
                                            Months           Year              Years        Five Years
                                        --------------------------------------------------------------
                                                              (In Thousands)
Assets
      Interest bearing deposits
         at banks                       $    14,729      $       495      $        --      $        --
      Investment securities                  74,921           66,315          127,685          295,579
      Loans (1)                             557,254          232,997          739,634          256,796
      Other assets                            1,850               --               --          228,704
                                        -----------      -----------      -----------      -----------
                                            648,754          299,807          867,319          781,079
                                        -----------      -----------      -----------      -----------
Liabilities and equity
      Non-interest bearing deposits         285,083               --               --               --
      Interest bearing deposits (2)         463,401          471,024          216,054          527,628
      Borrowed funds                         91,070           12,500           25,000          243,809
      Preferred securities                       --               --               --           40,250
      Other liabilities                          --               --               --           26,001
      Hedging instruments                    40,000               --          (40,000)              --
      Shareholders' equity                       --               --               --          195,139
                                        -----------      -----------      -----------      -----------
                                            879,554          483,524          201,054        1,032,827
                                        -----------      -----------      -----------      -----------
Interest sensitivity gap                   (230,800)        (183,717)         666,265         (251,748)
                                        -----------      -----------      -----------      -----------

Cumulative interest rate
        sensitivity gap                 ($  230,800)     ($  414,517)     $   251,748      $        --
                                        ===========      ===========      ===========      ===========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 2001. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling rate environment and would decrease in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

         The Company believes interest rate levels have the potential to drop slightly during the third quarter of 2001, with a risk of rising rates during 2002. At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company's long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, the Company's asset/liability management committee's priority is to reduce this optionality and therefore reduce the level of interest rate risk.

                                    CAPITAL ADEQUACY
                                    ----------------

         The following table sets forth certain capital performance ratios:

                                             June 30,        Dec. 31,
                                               2001            2000
                                             -------         -------
CAPITAL PERFORMANCE
Return on average assets (annualized)          1.21%           1.13%
Return on average equity (annualized)         16.60           17.26
Earnings retained                             48.00           47.68


CAPITAL LEVELS

                                         Tier 1 Capital to             Tier 1 Capital to Risk-        Total Capital to Risk-
                                        Average Assets Ratio            Weighted Assets Ratio          Weighted Assets Ratio
                                      ----------------------------------------------------------------------------------------
                                      June 30,        Dec. 31,        June 30,        Dec. 31,        June 30,        Dec. 31,
                                        2001            2000            2001            2000            2001            2000
                                       -------         -------         -------         -------         -------         -------
The Company                             8.26%           7.96%          10.83%          10.49%          12.14%          11.75%
National Penn Bank                      7.19%           7.02%           9.47%           9.14%          10.73%          10.40%
Panasia Bank, N.A                       7.78%           7.79%          12.40%          20.11%          13.65%          21.39%
"Well Capitalized" institution          5.00%           5.00%           6.00%           6.00%          10.00%          10.00%
    (under banking regulations)

         For Panasic Bank, N.A., the change in the Tier 1 Capital to Risk-Weighted Assets Ratio and the Total Capital to Risk-Weighted Assets Ratio is due primarily to Panasia's purchase of National Penn Bank's National Asian Bank Division, including all its assets, business, liabilities, deposits and branches. The transaction was completed on June 22, 2001.

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2001, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                                 FUTURE OUTLOOK
                                 --------------

         In the fourth quarter of 2001, the Company's primary banking subsidiary, National Penn Bank, anticipates opening one new branch in its Elverson National Bank Division.

         On June 27, 2001, the Company's Board of Directors declared a cash dividend of $.21 per share to be paid on August 17, 2001, to shareholders of record on July 31, 2001.

         On July 24, 2001, the Company and PNC Financial Services Group, Inc. announced that their subsidiaries, National Penn Bank and PNC Bank, N.A. (PNC), have entered into an agreement for National

Penn Bank to acquire PNC Bank's branch in Kutztown, PA. National Penn Bank will acquire approximately $39.4 million in deposits and approximately $10.4 million in consumer and business banking loans, along with related fixed assets and safe deposit business. Subject to regulatory approvals and other customary closing conditions, this transaction is expected to be completed during the fourth quarter of 2001.

         On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used for general corporate purposes, including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of August 7, 2001, a total of 48,737 shares have been repurchased at an aggregate cost of approximately $1,129,000.

         From time to time, National Penn or its representatives make written or oral statements that may include" forward-looking statements" with respect to its:

                  *Financial condition.

                  *Results of operations.

                  *Asset quality.

                  *Capital expenditures, including investments in technology.

                  *Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the January 2001 merger with Community Independent Bank, Inc. ("Community"), and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

                  *Product, geographical and other business expansion plans and activities, including the June 2001 combination of the National Asian Bank ("NAB") Division of National Penn Bank, a National Penn subsidiary, with and into Panasia Bank, N/A. ("Panasia"), another National Penn subsidiary.

                  *Investments in new subsidiaries and other companies.

                  *Other matters

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

         These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

                  *Expected cost savings from the National Penn/Community merger, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

                  *Revenues of National Penn and its subsidiaries following the National Penn/Community merger may be lower than expected.

                  *Loan losses, deposit attrition, operating costs, customer losses or business disruption following the National Penn/Community merger may be greater than expected.

                  *Commercial loan growth following the National Penn/Community merger may be lower than expected.

                  *Costs, difficulties or delays related to the integration of Community's business with National Penn's business may be greater or take longer than expected.

                  *Synergies anticipated in the NAB/Panasia combination may not be fully realized or realized as quickly as expected.

                  *Business opportunities and strategies potentially available to the combined NAB/Panasia entity may not be successfully or fully acted upon.

                  *Costs, difficulties or delays related to the integration of NAB's business with Panasia's business may be greater or take longer than expected.

                  *Start-up costs of new subsidiaries may be greater, and revenue ramp-up of such subsidiaries may take longer, than expected.

                  *Continued changes in interest rates may reduce interest margins, and stabilizing interest rates may affect business volumes, including mortgage origination levels.

                  *Competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues.

                  *General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn's loan portfolio and allowance for loan losses.

                  *Technological changes and systems integration may be harder to make or more expensive than expected.

                  *Legislation or regulatory changes may adversely affect National Penn's business.

                  *Market volatility may continue in the securities markets, with the resultant effect on National Penn's securities and asset management activities.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
--------------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         The 2001 annual meeting (the "Meeting") of the shareholders of National Penn Bancshares, Inc. (the " Registrant") was held on April 24, 2001. Notice of the Meeting was mailed to shareholders of record on or about March 23, 2001, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The Meeting was held (a) to elect four Class II directors to hold office for three years from the date of election and until their successors are elected and qualified, and (b) to act upon a proposed amendment to the Registrant's 1997 Officers' and Key Employees' Stock Compensation Plan to increase the number of shares available for awards by 1 million ("Proposal No. 2").

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors for election to the board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

                                                                    Abstentions and Broker
Nominee                      For                  Withheld          Non-votes
-------                      ---                  --------          ---------
Frederick H. Gaige           14,969,745           357,156           0
John J. Jacobs               14,779,519           547,382           0
Lawrence T. Jilk, Jr.        14,664,252           662,649           0
C. Robert Roth               14,968,396           358,505           0

         There was no solicitation in opposition to Proposal No. 2, and Proposal No. 2 was approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for Proposal No. 2 were as follows:

For                          Against              Abstentions       Broker Non-votes
---                          -------              -----------       ----------------
11,398,208                   1,147,950            279,995           0


Item 5.  Other Information.
--------------------------

         As previously reported in the Registrant's Report on Form 10-Q for first quarter 2001, the Registrant's wholly-owned subsidiaries, National Penn Bank ("NPB") and Panasia Bank N.A. ("Panaisa"), entered into a Purchase and Assumption Agreement on May 1, 2002 providing for the transfer by NPB's National Asian Bank Division, including all its assets, business, liabilities, deposits and branches. The transaction was completed on June 22, 2001. As the result, Panasia has assets of approximately $150 million, with four bank branches located in northern New Jersey and two bank branches located in the greater Philadelphia area.

         During second quarter 2001, NPB closed one supermarket branch (Lehigh County) and closed two automated teller machines.

         On June 27, 2001, the Registrant's Board of Directors declared a cash dividend of $.21 per share to be paid on August 17, 2001 to shareholders of record on July 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a)      Exhibits.

                  Exhibit 10.1 - Bernville Bank N.A. Employees' Profit Sharing Plan - Plan Compliance and Merger Amendment.

                  Exhibit 10.2 - National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1,
                  1997) (Revised 2001).

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL PENN BANCSHARES, INC.
                                                     (Registrant)

Dated:   August 13, 2001                     By /s/  Wayne R. Weidner
                                               ---------------------------------
                                               Wayne R. Weidner, President and
                                               Chief Executive Officer

Dated:   August 13, 2001                     By /s/  Gary L. Rhoads
                                               ---------------------------------
                                               Gary L. Rhoads, Principal
                                               Financial Officer