Form 10-Q
period 2001-09-30
NATIONAL PENN BANCSHARES INC
filed 2001-11-13
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2001
                               -------------------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________ to ____________________


Commission file number: 000-10957
                       ---------------------------

                         NATIONAL PENN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                     23-2215075
      ------------------------------                      -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          Philadelphia and Reading Avenues, Boyertown, PA        19512
          -----------------------------------------------      ---------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 7, 2001
            -----                              -------------------------------

         Common Stock (no stated par value)         (No.) 19,385,358 Shares

                               Page 1 of 19 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                             Page
-------------------------------                                             ----

         Item 1. Financial Statements.....................................    3

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operation ............    8

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk..............................................   16

Part II - Other Information.
----------------------------

         Item 1. Legal Proceedings .......................................   17

         Item 2. Changes in Securities....................................   17

         Item 3. Defaults Upon Senior Securities..........................   17

         Item 4. Submission of Matters to a Vote of
                 Security Holders.........................................   17

         Item 5. Other Information .......................................   17

         Item 6. Exhibits and Reports on Form 8-K.........................   18

Signature.................................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                  Sept. 30                Dec. 31
 (Dollars in thousands, except per share data)                                          2001                   2000
                                                                                     (Unaudited)              (Note)
                                                                                   ----------------     ----------------
ASSETS
Cash and due from banks                                                                    $61,538              $83,271
Interest bearing deposits in banks                                                           2,962               12,380
Federal funds sold                                                                               -                8,980
                                                                                   ----------------     ----------------
    Total cash and cash equivalents                                                         64,500              104,631
Investment securities available for sale, at fair value                                    712,990              606,778
Loans, less allowance for loan losses of $40,974 and
  $39,033 in 2001 and 2000 respectively                                                  1,786,792            1,759,887
Other assets                                                                               137,323              144,150
                                                                                   ----------------     ----------------
    Total Assets                                                                        $2,701,605           $2,615,446
                                                                                   ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                             $288,955             $303,885
Interest bearing deposits
  (Includes certificates of deposit in excess of $100,000 or greater:
  2001 - $296,697; 2000 - $242,901)                                                      1,700,298            1,605,706
                                                                                   ----------------     ----------------
    Total Deposits                                                                       1,989,253            1,909,591
Securities sold under repurchase agreements
  and federal funds purchased                                                              292,489              298,145
Short-term borrowings                                                                        8,031                8,945
Long-term borrowings                                                                       143,792              146,432
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                                        40,250               40,250
Accrued interest and other liabilities                                                      22,942               28,867
                                                                                   ----------------     ----------------
    Total Liabilities                                                                    2,496,757            2,432,230
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                                     -                    -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2001 - 19,422,413; 2000 - 19,349,942; net of shares
    in Treasury: 2001 - 47,907; 2000 - 39,837                                              154,260              154,719
  Retained earnings                                                                         38,157               26,597
  Accumulated other comprehensive income                                                    13,487                2,753
  Treasury stock at cost                                                                    (1,056)                (853)
                                                                                   ----------------     ----------------
    Total Shareholders' Equity                                                             204,848              183,216
                                                                                   ----------------     ----------------
    Total Liabilities and Shareholders' Equity                                          $2,701,605           $2,615,446
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

                                                            3

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                    Three Months Ended                    Nine Months Ended
(Dollars in thousands, except per share data)                           September 30                         September 30
                                                              ----------------------------------------------------------------------

                                                                    2001            2000                 2001              2000
                                                              --------------  ----------------     ----------------   --------------
INTEREST INCOME
Loans including fees                                                $37,338           $40,038             $115,256         $113,876
Deposits in banks                                                       112                59                  506              222
Federal funds sold                                                       20                78                  143              121
Investment securities                                                 9,438             9,500               27,612           26,945
                                                              --------------  ----------------     ----------------   --------------
    Total interest income                                            46,908            49,675              143,517          141,164
                                                              --------------  ----------------     ----------------   --------------
INTEREST EXPENSE
Deposits                                                             16,665            19,208               55,741           52,231
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                         5,249             8,105               17,462           23,165
                                                              --------------  ----------------     ----------------   --------------
    Total interest expense                                           21,914            27,313               73,203           75,396
                                                              --------------  ----------------     ----------------   --------------
    Net interest income                                              24,994            22,362               70,314           65,768
Provision for loan losses                                             3,500             1,460                6,500            4,750
                                                              --------------  ----------------     ----------------   --------------
    Net interest income after provision
      for loan losses                                                21,494            20,902               63,814           61,018
                                                              --------------  ----------------     ----------------   --------------
OTHER INCOME
Trust income                                                          1,305             1,219                3,873            3,581
Service charges on deposit accounts                                   2,780             1,902                7,281            5,071
Net gains on sale of investment securities                              781               102                  812              262
Mortgage banking income                                               1,240               330                3,426            1,392
Other                                                                 3,500             3,420               10,334            9,675
                                                              --------------  ----------------     ----------------   --------------
    Total other income                                                9,606             6,973               25,726           19,981
                                                              --------------  ----------------     ----------------   --------------
OTHER EXPENSES
Salaries, wages and employee benefits                                11,419             9,953               32,996           30,728
Net premises and equipment                                            2,997             3,183                9,039            8,780
Other operating                                                       5,734             5,347               16,571           14,951
                                                              --------------  ----------------     ----------------   --------------
    Total other expenses                                             20,150            18,483               58,606           54,459
                                                              --------------  ----------------     ----------------   --------------
    Income before income taxes                                       10,950             9,392               30,934           26,540
Income tax expense                                                    2,468             1,901                6,802            5,090
                                                              --------------  ----------------     ----------------   --------------
    Net income                                                       $8,482            $7,491              $24,132          $21,450
                                                              ==============  ================     ================   ==============


PER SHARE OF COMMON STOCK
Net income per share - basic                                          $0.43             $0.39                $1.24            $1.12
Net income per share - diluted                                         0.43              0.38                 1.23             1.10
Dividends paid in cash                                                 0.21              0.19                 0.63             0.57

The accompanying notes are an integral part of these condensed financial statements.

                                                            4

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2001
  (Dollars in thousands)

                                                                                      Accumulated
                                                Common Stock                             other
                                         --------------------------      Retained    comprehensive    Treasury      Comprehensive
                                              Shares       Value         earnings        income        stock            income
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 2000                19,349,942    $ 154,719       $ 26,597        $ 2,753        $ (853)
  Net income                                         -            -         24,132              -             -         $ 24,132
  Cash dividends declared                            -            -        (12,572)             -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                      -            -              -         10,734             -           10,734
                                         ----------------------------------------------------------------------------------------
Total comprehensive income                           -            -              -              -             -         $ 34,866
                                         ----------------------------------------------------------------------------------------
 Effect of treasury stock transactions          72,471         (459)                                       (203)
                                         ----------------------------------------------------------------------------------------
Balance at September 30, 2001               19,422,413    $ 154,260       $ 38,157       $ 13,487      $ (1,056)


                                                                            September 30, 2001
                                                     ---------------------------------------------------------------
                                                           Before                    Tax                  Net of
                                                             tax                  (expense)                 tax
                                                           amount                  benefit                amount
                                                     ---------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period              15,702                (5,496)                10,206
  Less: reclassification adjustment for gains
        realized in net income                                   812                  (284)                   528
                                                     ---------------------------------------------------------------
Other comprehensive income, net                               16,514                (5,780)                10,734
                                                     ===============================================================


NINE MONTHS ENDED SEPTEMBER 30, 2000
  (Dollars in thousands)

                                                                                       Accumulated
                                               Common Stock                                other
                                          ------------------------      Retained       comprehensive    Treasury      Comprehensive
                                             Shares       Value         earnings            loss         stock            income
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1999                18,396,911    $ 139,173       $ 30,441      $ (11,723)     $ (2,953)
  Net income                                         -            -         21,450              -             -         $ 13,959
  Cash dividends declared                            -            -        (14,438)             -             -
  Shares issued under stock-based
       plans                                     1,597           18              -              -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                      -            -              -          5,561             -            5,561
                                          ------------------------------------------------------------------------------------------
Total comprehensive income                           -            -              -              -             -         $ 19,520
                                          ------------------------------------------------------------------------------------------
 Effect of treasury stock transactions         (22,466)        (731)                                        143
                                          ------------------------------------------------------------------------------------------
Balance at Spetember 30, 2000               18,376,042    $ 138,460       $ 37,453       $ (6,162)     $ (2,810)


                                                                          September 30, 2000
                                                     -------------------------------------------------------------
                                                        Before                   Tax                      Net of
                                                          tax                 (expense)                    tax
                                                        amount                 benefit                    amount
                                                     -------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period          29,769                 (10,419)                19,350
  Less: reclassification adjustment for gains
        realized in net income                               262                     (92)                   170
                                                     -----------------------------------------------------------
Other comprehensive income, net                           30,031                 (10,511)                19,520
                                                     ===========================================================

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended September 30,
(Dollars in thousands)
                                                                                 2001                  2000
                                                                          -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $24,132               $21,450
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                                        6,500                 4,750
    Depreciation and amortization                                                    4,524                 4,104
    Net (gains) losses on sale of securities and mortgages                           1,396                   223
    Mortgage loans originated for resale                                          (114,684)              (12,151)
    Sale of mortgage loans originated for resale                                   114,684                12,151
    Other                                                                            5,563                (9,161)
                                                                          -----------------    ------------------

      Net cash provided by operating activities                                     42,115                21,366

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in excess of cash equivalents for business acquired                          -                (1,387)
  Proceeds from sales of investment securities - available for sale                 23,730                30,555
  Proceeds from maturities of investment securities - available for sale           109,491                27,409
  Purchase of investment securities - available for sale                          (234,452)              (65,314)
  Net increase in loans                                                            (33,405)              (75,469)
  Purchases of premises & equipment                                                 (4,828)               (5,525)
                                                                          -----------------    ------------------

      Net cash (used in) investing activities                                     (139,464)              (89,731)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                        79,662                64,997
    Repurchase agreements, fed funds & short-term borrowings                        (6,570)              100,962
    Repayments of long-term borrowings                                              (2,640)              (74,015)
  (Increase) decrease in treasury stock                                               (203)                  143
  Effect of treasury stock transactions                                               (459)                 (713)
  Cash dividends                                                                   (12,572)              (10,753)
                                                                          -----------------    ------------------

      Net cash provided by financing activities                                     57,218                80,621

Net increase (decrease) in cash and cash equivalents                               (40,131)               12,256

Cash and cash equivalents at January 1                                             104,631                71,144
                                                                          -----------------    ------------------

Cash and cash equivalents at September 30                                          $64,500               $83,400
                                                                          =================    ==================


The accompanying notes are an integral part of these condensed financial statements.

                                                      6

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

2. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4. On July 14, 2000, the Company completed its acquisition of Panasia Bank, which was accounted for under the purchase method of accounting. All financial information presented includes results of Panasia Bank from July 14, 2000 forward. Panasia Bank, N.A .is a wholly-owned subsidiary of National Penn Bancshares, Inc.

5. Per share data are based on the weighted average number of shares outstanding of 19,414,464 and 19,235,946 for 2001 and 2000, respectively, and on the weighted average number of diluted shares outstanding of 19,646,166 and 19,462,140 for 2001 and 2000, respectively.

6. On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of September 30, 2001, 131,658 shares have been repurchased at an average cost of $3,027,000.

7. On September 26, 2001, the Company's Board of Directors declared a cash dividend of $.22 per share payable on November 17, 2001, to shareholders of record on October 31, 2001. On October 24, 2001, the Company's Board of Directors declared a 3% stock dividend payable on December 27, 2001, to shareholders of record on December 11, 2001. The financial and per share information has not been adjusted to reflect the 3% stock dividend.

8. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $20,507,000 at September 30, 2001, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,669,000 at September 30, 2001. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

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

                               FINANCIAL CONDITION
                               -------------------

     At September 30, 2001, total assets were $2.702 billion, an increase of $86.2 million or 3.3% from the $2.615 billion at December 31, 2000. This increase is reflected primarily in the investment category, which increased $106.2 million and the loan category, which increased $26.9 million. This increase was partially offset by a decrease in cash and cash equivalents of $40.1 million.

     Total cash and cash equivalents decreased $40.1 million or 38.4% at September 30, 2001 when compared to December 31, 2000. The decrease is comprised of a decrease in cash and due from banks of $21.7 million; a decrease in interest bearing deposits in banks of $9.4 million and a decrease in federal funds sold of $9.0 million.

     Net loans increased to $1.787 billion at September 30, 2001. The increase of $26.9 million or 1.5% compared to December 31, 2000 was primarily the result of the investment of deposits and securities sold under repurchase agreements. Loans originated for immediate resale during the first nine months of 2001 amounted to $114.7 million. The increase in non-accrual loans is due primarily to two large commercial real estate relationships that will take some time to work out. The increase in loans 90 days or more past due is due primarily to one large commercial real estate relationship which is in the process of being collected. The decrease in real estate owned is due to the sale of several foreclosed properties during 2001. Further weakness in the economy may lead to continued deterioration in credit quality.

The following table shows detailed information and ratios pertaining to the Company's loans and asset quality:

                                               September 30, 2001         December 31, 2000
                                               ------------------         -----------------
Nonaccrual loans                                          $20,507                   $12,984
Loans past due 90 or more days
As to interest or principal                                10,626                     4,599
                                                       ----------                ----------
   Total nonperforming loans                               31,133                    17,543
Other real estate owned                                       664                     1,485
                                                       ----------                ----------
   Total nonperforming assets                             $31,797                   $19,028
                                                       ==========                ==========

Total Loans                                            $1,827,766                $1,798,920

Average total loans                                    $1,810,773                $1,721,421

Allowance for loan losses                                 $40,974                   $39,033

Net charge-offs                                            $4,560                    $5,027

Net charge-offs to: (annualized)
   Total loans                                               .33%                      .28%
   Average total loans                                       .34%                      .29%
   Allowance for loan losses                               14.84%                    12.88%

Nonperforming assets to:
    Total loans                                             1.74%                     1.06%

Allowance for loan losses to:
    Nonperforming assets                                   128.9%                    205.1%
    Total loans                                             2.24%                     2.17%
    Average total loans                                     2.26%                     2.27%

     The increase in the ratio of nonperforming assets to total loans to 1.74% is due to the increase in nonaccrual loans and loans past due 90 or more days as discussed above. Likewise, the decrease in the ratio of allowance for loan losses to nonperforming assets to 128.9% is for the same discussed reasons.

     Investments, the Company's secondary use of funds, increased $106.2 million or 17.5% to $713.0 million at September 30, 2001 when compared to December 31, 2000. The increase is due to investment purchases of $234.5 million, primarily in mortgage-backed securities and municipals, which was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities.

     Other assets decreased to $137.3 million, a decrease of $6.8 million from the $144.2 million at December 31, 2000.

     As the primary source of funds, aggregate deposits of $1.989 billion at September 30, 2001 increased $79.7 million or 4.2% compared to December 31, 2000. The increase in deposits during the first nine months of 2001 was primarily in interest-bearing deposits, which increased $94.6 million while non-interest bearing deposits decreased $14.9 million. Certificates of deposit in excess of $100,000 increased $53.8 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $484.6 million at September 30, 2001, and $493.8 million at December 31, 2000. The decrease of $9.2 million is due primarily to a decrease in securities sold under repurchase agreement and federal funds purchased of $5.7 million and a decrease in long-term borrowings of $2.6 million.

     Shareholders' equity increased $21.6 million through September 30, 2001 due to an increase in retained earnings of $11.6 million and an increase in the valuation adjustment for securities available for sale of $10.7 million. Cash dividends paid during the first nine months of 2001 increased $1.5 million or 13.7% compared to the cash dividends paid during the first nine months of 2000. Earnings retained during the first nine months of 2001 were 43.0% compared to 48.6% during the first nine months of 2000.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for the quarter ended September 30, 2001 was $8.5 million, 13.2% more than the $7.5 million for the third quarter of 2000. For the first nine months, net income reached $24.1 million or 12.5% more then the $21.5 million reported for the first nine months of 2000. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the third quarter of 2001 was $25.0 million, which increased $2.6 million or 11.8% over the $22.4 million for the third quarter of 2000. Interest income for the third quarter of 2001 decreased $2.8 million over the prior year's third quarter due primarily to decreased loan income of $2.7 million and decreased investment income of $62,000. Interest expense for third quarter 2001 decreased $5.4 million due to a decrease in interest on deposits of $2.5 million and a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $2.9 million. Net interest income for the first nine months of 2001 was $70.3 million, which was $4.5 million or 6.9% greater than the $65.8 million for the first nine months of 2000. This was a result of increased interest income of $2.4 million due primarily to an increase in loan income of $1.4 million and an increase in investment income of $667,000. Interest expense for the first nine months of 2001 decreased $2.2 million or 2.9%. This is the result of decreased interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $5.7 million, which was partially offset by an increase in interest on deposits of $3.5 million. The cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

     During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that includes: the economic uncertainty associated with the September 11, 2001 terrorist attack, the recession which had begun prior to the attack and a slower economy, the reduction of consumer confidence and the current increase in non-performing loans. Based on these factors, the provision for loan losses was $6.5 million for the nine months ended or an increase of $1.8 million for the nine-month period ended September 30, 2001 compared to the same period in 2000. The allowance for loan losses of $40.1 million at September 30, 2001 and $39.0 million at December 31, 2000 as a percentage of total loans was 2.24% at September 30, 2001 and 2.19% at December 31, 2000. The percentage of allowance for loan losses to nonperforming loans was128.9% as of September 30, 2001 as compared to 205.1% for December 31, 2000. The Company's net charge-offs of $4.6 million and $2.7 million during the first nine months of 2001 and 2000, respectively, continue to be comparable to those of the Company's peers, as reported in the Bank Holding Company Performance Report.

     Other income increased $2.6 million or 37.8% during the third quarter of 2001, as a result of increased mortgage banking income of $910,000, increased service charges on deposit accounts of $878,000, increased gains on the sale of investment securities of $679,000, increased trust income of $86,000, and increased other income of $80,000. Year to date, other income increased $5.7 million or 28.8% as a result of increased service charges on deposit accounts of $2.2 million, increased mortgage banking income of $2.0 million, increased gains on the sale of investment securities of $550,000, increased other income of $659,000 and increased trust income of $292,000. The increase in mortgage banking income is primarily due to the lower rate environment and mortgage refinancings, which will undoubtedly slow down as interest rates reach floors and those able to refinance have done so. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees on a larger deposit base due to our free checking promotional program. Other expenses increased $1.7 million or 9.0% during the quarter ended September 30, 2001 and increased $4.1 million or 7.6% for the nine-month period. Of this year-to-date increase, salaries, wages and benefits increased $2.3 million or 7.4%, other operating expenses increased $1.6 million or 10.8%, and net premises and equipment increased $259,000 or 2.9%. Other operating expenses increased in part due to the amortization of the goodwill from the acquisition of Panasia Bank N.A.

     Income before income taxes increased $1.6 million or 16.6% in the third quarter of 2001 compared to the same time period in 2000. In comparing the first nine months of 2001 to 2000, income before income taxes increased $4.4 million or 16.6%. Income taxes increased 567,000 or 29.8% for the quarter ended September 30 2001 and increased $1.7 million for the nine-month period. The Company's effective tax rate is 22.0% and 19.2% for September 30, 2001 and September 30, 2000, respectively. The increase in the effective tax rate from prior years is due to the non-deductible goodwill added as a result of the Panasia Bank acquisition which is partially offset by the Company's investments in tax advantaged municipal securities and bank owned life insurance.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, increased $73.1 million from year-end 2000. Long-term borrowings decreased $2.6 million during the first nine months of 2001.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2001:

                                                              Repricing Periods  (1)
                                                          -------------------------------
                                                           Three Months         One Year
                                        Within Three       Through One        Through Five       Over
                                            Months             Year              Years         Five Years
                                        ------------------------------------------------------------------
                                                                  (In Thousands)
Assets
      Interest bearing deposits
         at banks                         $     2,962     $         - -     $        - -      $        - -
      Investment securities                   107,546           170,087          153,614           281,743
      Loans (1)                               578,712           252,876          760,760           198,861
      Other assets                                - -               - -              - -           194,444
                                            ---------        ----------         --------      ------------
                                              689,220           422,963          914,374           675,048
                                            ---------        ----------         --------      ------------
Liabilities and equity
      Non-interest bearing deposits           288,955               - -              - -               - -
      Interest bearing deposits (2)           436,947           501,443          223,402           538,506
      Borrowed funds                          178,330            35,000             - -            230,982
      Preferred securities                        - -               - -              - -            40,250
      Other liabilities                           - -               - -              - -            22,942
      Hedging instruments                      40,000               - -          (40,000)              - -
      Shareholders' equity                        - -               - -              - -           204,848
                                            ---------        ----------         --------      ------------
                                              944,232           536,443          183,402         1,037,528
                                            ---------        ----------         --------      ------------
Interest sensitivity gap                     (255,012)         (113,480)         730,972         ( 362,480)
                                            ---------        ----------         --------      ------------

Cumulative interest rate
        sensitivity gap                     ($255,012)        ($368,492)        $362,480      $        - -
                                            =========         =========         ========      ============

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 2001. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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


                                CAPITAL ADEQUACY
                                ----------------

     The following table sets forth certain capital performance ratios:

                                                     Sept 30,          Dec. 31,
                                                       2001              2000
                                                     --------          --------
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.24%            1.13%
Return on average equity (annualized)                  16.80            17.26
Earnings retained                                      43.00            47.68

CAPITAL LEVELS

                                         Tier 1 Capital to    Tier 1 Capital to Risk-   Total Capital to Risk-
                                       Average Assets Ratio    Weighted Assets Ratio   Weighted  Assets Ratio
                                       ---------------------  -----------------------  -----------------------
                                       Sept 31,    Dec. 31,    Sept 31,     Dec. 31,    Sept 31,    Dec. 31,
                                         2001        2000        2001         2000        2001        2000
                                         ----        ----        ----         ----        ----        ----
The Company                              8.33%       7.96%       10.88%      10.49%      12.19%       11.75%
National Penn Bank                       7.37%       7.02%        9.54%       9.14%      10.80%       10.40%
Panasia Bank, N.A.                       6.57%       7.79%       12.53%      20.11%      13.79%       21.39%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

     For Panasia Bank, N.A., the change in the Tier 1 Capital to Risk-Weighted Assets Ratio and the Total Capital to Risk-Weighted Assets Ratio is due to Panasia's purchase of National Penn Bank's National Asian Bank Division, including all its assets, business, liabilities, deposits and branches. The transaction was completed on June 22, 2001.

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2001, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have

Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

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

     On September 26, 2001, the Company's Board of Directors declared a cash dividend of $.22 per share to be paid on November 17, 2001, to shareholders of record on October 31, 2001. On October 24, 2001, the Company's Board of Directors declared a 3% stock dividend to be paid on December 27, 2001, to shareholders of record on December 11, 2001

     On July 24, 2001, the Company and PNC Financial Services Group, Inc. announced that their subsidiaries, National Penn Bank and PNC Bank, N.A. (PNC), have entered into an agreement for National Penn Bank to acquire PNC Bank's branch in Kutztown, PA. National Penn Bank will acquire approximately $39.4 million in deposits and approximately $10.4 million in consumer and business banking loans, along with related fixed assets and safe deposit business. Subject to customary closing conditions, this transaction is expected to be completed as of the close of business on November 16, 2001.

     On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of November 7, 2001, a total of 229,140 shares have been repurchased at an aggregate cost of approximately $5,295,000.

     From time to time, National Penn or its representatives make written or oral statements that may include" forward-looking statements" with respect to its:

          *Financial condition.

          *Results of operations.

          *Asset quality.

          *Capital expenditures, including investments in technology.

          *Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the January 2001 merger with Community Independent Bank, Inc. ("Community") and the pending Kutztown, PA branch transaction, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
---------------------------

         None.

Item 2.  Changes in Securities.
-------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

         None.

Item 5.  Other Information.
---------------------------

         Amendment of Bylaws
         -------------------

         On September 26, 2001, the Board of Directors of National Penn Bancshares, Inc. ("National Penn") amended Section 2.12 of National Penn's bylaws to eliminate the 60 years age limitation on the first time election of a National Penn director and to provide a mandatory retirement age of 72 for all National Penn directors. A copy of National Penn's bylaws, as amended, is filed herein as Exhibit 3.2.

         Election of Additional Director
         -------------------------------

         On November 1, 2001, the Board of Directors of National Penn elected Kenneth A. Longacre as an additional director of National Penn. The Board designated Mr. Longacre as a Class I director with a term of office until the date of the 2003 annual meeting of shareholders.

         Also on November 1, 2001, the Board of Directors of National Penn's principal banking subsidiary, National Penn Bank ("NP Bank"), elected Mr. Longacre as an additional director of NP Bank, with a term of office until the 2002 annual meeting of the Bank's sole shareholder, National Penn.

         Cash Dividend
         -------------

         On September 26, 2001, the Board of Directors of National Penn declared a cash dividend of $.22 per share payable on November 17, 2001, to shareholders of record on October 31, 2001.

         Stock Dividend
         --------------

         On October 24, 2001, the Board of Directors of National Penn declared a 3% stock dividend, payable on December 27, 2001, to shareholders of record on December 11, 2001.

         Kutztown, PA Branch Transaction
         -------------------------------

         As has been previously reported, on July 23, 2001, NP Bank entered into an agreement with PNC Bank, N.A., providing for NP Bank's purchase of PNC Bank's branch located in Kutztown, Berks County, Pennsylvania, together with related deposits, loans and other assets. On September 26, 2001, the Office of the Comptroller of the Currency approved this branch transaction. Subject to satisfaction of customary conditions to closing, NP Bank anticipates that this transaction will become effective as of the close of business on November 16, 2001.

         Branch/ATM Changes
         ------------------

         During third quarter 2001, NP Bank opened branches located at Linden Road and Macada Road, Bethlehem (Lehigh County), and Henderson Road, King of Prussia (Montgomery County), Pennsylvania, and closed a branch located at Mall Boulevard (Montgomery County), Pennsylvania. NP Bank also closed two automated teller machines ("ATMs") in Collegeville and Skippack (Montgomery County), Pennsylvania.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits.

         3.2  -  National Penn Bancshares, Inc. Bylaws, as amended.

(b)      Reports on Form 8-K.

         During the quarter ended September 30, 2001, National Penn filed the following reports on Form 8-K:

         * Report dated July 23, 2001. The Report provided information under Item 5 on the signing of a definitive agreement for NP Bank to acquire the Kutztown, Pennsylvania branch of PNC Bank, N.A. and related deposits, loans and other assets, and on the stock repurchase program approved by National Penn's Board of Directors. The Report did not contain any financial statements.

         * Report dated September 26, 2001. The report provided information under Item 5 on certain amendments adopted to National Penn's Officers' and Key Employees' Stock Compensation Plan and to National Penn's Non-Employee Directors' Stock Option Plan. The Report did not contain any financial statements.

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

                                          NATIONAL PENN BANCSHARES, INC.
                                                   (Registrant)

Dated:   November 13, 2001                    By /s/  Wayne R. Weidner
                                                 -------------------------------
                                                 Wayne R. Weidner, President and
                                                 Chief Executive Officer

Dated:   November 13, 2001                    By /s/  Gary L. Rhoads
                                                 -------------------------------
                                                 Gary L. Rhoads, Principal
                                                 Financial Officer