Form 10-K405
period 2001-12-31
NATIONAL PENN BANCSHARES INC
filed 2002-03-28
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001, or

[] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number 000-10957

                         NATIONAL PENN BANCSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2215075
------------------------------------       -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

         Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (610) 369-6128

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
Yes  X          No
   ----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common shares of the Registrant held by nonaffiliates, based on the closing sale price as of March 20, 2002, was $411,881,124.

     As of March 20, 2002, the Registrant had 19,826,173 shares of Common Stock outstanding.

     Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 22, 2002 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

         Item 1     Business.................................................. 1
         Item 2.    Properties................................................16
         Item 3.    Legal Proceedings.........................................16
         Item 4.    Submission of Matters to a Vote of Security Holders.......16
         Item 4A.   Executive Officers of the Registrant......................17

Part II

         Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters..........................18
         Item 6.    Selected Financial Data...................................19
         Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................20
         Item 7A.   Quantitative and Qualitative Disclosures About
                         Market Risk..........................................30
         Item 8.    Financial Statements and Supplementary Data...............31
         Item 9.    Disagreements on Accounting and Financial Disclosure......59

Part III

         Item 10.   Directors and Executive Officers of the Registrant........59
         Item 11.   Executive Compensation....................................59
         Item 12.   Security Ownership of Certain Beneficial
                         Owners and Management................................59
         Item 13.   Certain Relationships and Related Transactions............59

Part IV

         Item 14.   Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K..................................59

                                     PART I
                                     ------

Item 1.  BUSINESS.
------------------

The Company
-----------

     National Penn Bancshares, Inc. ("National Penn") is a Pennsylvania business corporation and bank holding company registered under the Bank Holding Company Act of 1956. National Penn is headquartered at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (Telephone number 610-367-6001).

     National Penn was incorporated in January 1982. National Penn conducts business through its two wholly-owned banking subsidiaries, National Penn Bank ("NP Bank") and Panasia Bank, N.A. ("Panasia"). In addition, National Penn conducts business through various wholly-owned, direct or indirect, nonbank subsidiaries. These subsidiaries are engaged in activities related to the business of banking.

     At December 31, 2001, National Penn and its subsidiaries had 863 full- and part-time employees.

Operating Segments
------------------

     National Penn has one reportable operating segment, Community Banking (consisting of commercial and retail banking), and other non-reportable operating segments, as described in Note 21 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. Note 21 includes segment information on revenue, assets and income, and is incorporated by reference into this Item 1.

National Penn Bank
------------------

     NP Bank is a national bank chartered under the National Bank Act. Prior to August 1, 1993, its name was National Bank of Boyertown.

     NP Bank is engaged in the commercial and retail banking business. It provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, credit cards, safe deposit and night depository facilities, and international banking services.

     During 2001, NP Bank also operated through five banking divisions. They were:

          o Chestnut Hill National Bank Division, established in December 1993 after National Penn's acquisition of Chestnut Hill National Bank.

          o 1st Main Line Bank Division, a de novo division established in April 1995.

          o National Asian Bank Division, a de novo division established in May 1998. On June 22, 2001, the assets, liabilities and business of this Division were transferred to Panasia (discussed below).

          o Elverson National Bank Division, established in January 1999 after National Penn's acquisition of Elverson National Bank.

          o Berks County Division, established in January 2001 after National Penn's acquisition of Community Independent Bank, Inc. (discussed below).

     On November 16, 2001, NP Bank acquired certain assets and assumed certain liabilities of the Kutztown, Pennsylvania branch office of PNC Bank, National Association. These assets and liabilities included $11 million in consumer and business banking loans, the real estate, building, furnishings, fixtures, equipment and safe deposit business located at the branch, and deposits of $40.2 million.

     At December 31, 2001, NP Bank had 58 banking offices in southeastern Pennsylvania, and assets of $2.5 billion, net loans of $1.72 billion and deposits of $1.93 billion.

     In January 2002, NP Bank began a unified brand campaign in which there will be a gradual transition from use of the historical and/or geographical divisional names listed above to use of the name "National Penn Bank" as a unified brand name.

Panasia Bank, N.A.
------------------

     On July 11, 2000, National Penn acquired Panasia Bank, a New Jersey state-chartered bank headquartered in Ft. Lee, New Jersey. On November 3, 2000, National Penn converted Panasia Bank's state charter to a national bank charter.

     Like NP Bank, Panasia is engaged in the commercial and retail banking business. It also provides checking and savings accounts, time deposits, personal, business, residential mortgage, educational loans, credit cards, and safe deposit and night depository facilities.

     On June 22, 2001, National Penn transferred the assets, liabilities and business of its National Asian Bank Division to Panasia. These assets and liabilities included $33.8 million in consumer and business banking loans, leased real estate, the furnishings, fixtures and equipment located at the branches, and deposits of $18 million.

     At December 31, 2001, Panasia had branches in Ft. Lee, Palisades Park and Closter, New Jersey, and Philadelphia and Cheltenham, Pennsylvania, and assets of $168 million, net loans of $77.8 million and deposits of $145.4 million.

Acquisition of Community Independent Bank, Inc.
-----------------------------------------------

     On January 3, 2001, National Penn acquired Community Independent Bank, Inc. ("Community") by its merger into National Penn. Community was the parent company of Bernville Bank, N.A., a commercial bank operating four branches in Berks County, Pennsylvania. At December 31, 2000, Community had consolidated assets of $103 million, net loans of $76.7 million and deposits of $95.3 million. National Penn issued 659,245 shares of National Penn's common stock in consummation of the transaction. The transaction was accounted for under the "pooling of interests" method of accounting.

     On January 4, 2001, National Penn merged Bernville Bank, N.A. into NP Bank. The assets, liabilities and business of Bernville Bank, N.A. were combined with those of NP Bank located in Berks County, Pennsylvania to create NP Bank's Berks County Division.

Nonbank Subsidiaries
--------------------

     National Penn conducts business through the following, directly owned, nonbank subsidiaries:

          o Investors Trust Company, a Pennsylvania-chartered trust company, opened for business on June 20, 1994.

          o National Penn Investment Company, a Delaware business corporation, invests in and holds equity investments in other banks and bank holding companies (discussed below), other equity investments, government and other debt securities, and other investment securities, as permitted by applicable law and regulations. It began operations in January 1985.

          o National Penn Life Insurance Company, an Arizona insurance company, was formed to reinsure credit life and accident and health insurance in connection with loans made by NP Bank. It began operations in January 1985.

          o NPB Capital Trust, a Delaware business trust, was formed in 1997 and issued $40,250,000 in preferred capital securities to investors. See Note 8 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

     National Penn also conducts business through the following nonbank subsidiaries, directly owned by NP Bank:

          o Link Financial Services, Inc., a Pennsylvania business corporation, is an insurance agency. It is also indirectly engaged in the title insurance business through a joint venture with a title insurance agency. It began operations in April 1998.

          o NPB Delaware, Inc., a Delaware business corporation, invests in, holds and manages part of NP Bank's investment securities portfolio, as permitted by applicable law and regulations. It began operations in October 1999.

          o Penn Securities, Inc., a Pennsylvania business corporation, is a registered full service broker-dealer and investment advisory firm. It is also an insurance agency. It began operations in October 1998.

          o Penn 1st Financial Services, Inc., a Pennsylvania business corporation, is engaged in the mortgage banking business. It began operations in September 1999 under the name National Penn Mortgage Company.

     National Penn also owns, indirectly through NP Bank, four other nonbank subsidiaries. Three of these subsidiaries are presently inactive; the activities of the other are limited solely to holding real estate interests.

     Panasia has one wholly-owned nonbank subsidiary, Panasia Investment Company, a New Jersey business corporation. It invests in, holds and manages part of Panasia's investment securities portfolio, as permitted by applicable law and regulations. It began operations in December 1999.

Other Bank Investments
----------------------

     National Penn owns, indirectly through National Penn Investment Company, 20% of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989. For financial reporting purposes, National Penn accounts for its investment in Pennsylvania State Bank using the "equity" method.

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

     The Gramm-Leach-Bliley Act of 1999 ("GLBA") established a new kind of bank holding company called a "financial holding company". Although National Penn believes that it is eligible to do so, National Penn has not elected to become a "financial holding company", and National Penn does not anticipate electing such status in the near future. See "Gramm-Leach-Bliley Act".

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

     The Federal Reserve's regulations concerning permissible nonbanking activities for National Penn (a bank holding company that, at present, is not a "financial holding company") provide fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

          o    Extending credit and servicing loans.

          o    Certain activities related to extending credit.

          o    Leasing personal or real property under certain conditions.

          o Operating nonbank depository institutions, including savings associations.

          o    Trust company functions.

          o    Certain financial and investment advisory activities.

          o Certain agency transactional services for customer investments, including securities brokerage activities.

          o    Certain investment transactions as principal.

          o    Management consulting and counseling activities.

          o    Certain support services, such as courier and printing services.

          o    Certain insurance agency and underwriting activities.

          o    Community development activities.

          o Issuance and sale of money orders, savings bonds, and traveler's checks.

          o    Certain data processing services.

     Depending on the circumstances, Federal Reserve approval may be required before National Penn or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

     A bank holding company that is eligible and makes an effective election under GLBA to be a "financial holding company" may engage in any type of financial activity. See "Gramm-Leach-Bliley Act".

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

     Federal and state laws regulate the payment of dividends by National Penn's subsidiaries. See "Supervision and Regulation - Regulation of NP Bank and Panasia".

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

     The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be "Tier 1 capital". Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("Tier 2 capital"). At December 31, 2001, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 10.53% and 11.82%, respectively.

     In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio". This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2001, National Penn's leverage ratio was 7.99%.

     The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

     Pursuant to the "prompt corrective action" provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized."

     Under these regulations, an institution is considered "well capitalized" if it satisfies each of the following requirements:

          o    It has a total risk-based capital ratio of 10% or more.

          o    It has a Tier 1 risk-based capital ratio of 6% or more.

          o    It has a leverage ratio of 5% or more.

          o It is not subject to any order or written directive to meet and maintain a specific capital level.

     At December 31, 2001, NP Bank and Panasia each qualify as "well capitalized" under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

     FDIC Insurance Assessments
     --------------------------

     NP Bank and Panasia are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"). These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. They are based on the risk classification of the depository institutions. Neither NP Bank nor Panasia paid regular insurance assessments to the FDIC in 2001. Under current FDIC practices, National Penn does not expect that either bank will be required to pay regular insurance assessments to the FDIC in 2002.

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

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania and New Jersey law each permit statewide branching.

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

     While a claim of the FDIC under the cross-guarantee provisions would be subordinate to claims of depositors, secured creditors, general creditors and holders of subordinated debt (other than affiliates) of the commonly controlled institution, it would be superior to claims of shareholders and affiliates of the commonly controlled institution, such as National Penn.

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

     In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies offer products and services similar to those offered by National Penn and its subsidiaries, on competitive terms. The competitive environment has intensified since adoption of Federal interstate banking legislation in 1994. See "Interstate Banking Act".

     Many bank holding companies have elected to become financial holding companies under GLBA, including many of the very large ones. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. See "Gramm-Leach-Bliley Act".

Interstate Banking Act
----------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. It permits:

          o Bank holding companies that are adequately capitalized and adequately managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the laws of the host state.

          o The interstate merger of banks, subject to the right of individual states to "opt in" or "opt out" of this authority (actions that could only be taken before June 1, 1997).

          o Banks to establish new branches on an interstate basis provided that such action is specifically authorized by the laws of the host state.

          o A bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank.

          o Foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so.

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

     The New Jersey Banking Act of 1948 authorizes limited interstate banking and branching. It authorizes interstate bank mergers and acquisitions of existing branches, but it prohibits de novo branching into New Jersey. This prohibition also has the effect of prohibiting New Jersey institutions from de novo branching into other states whose state laws require reciprocity.

     Overall, this Federal and state legislation is having the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Gramm-Leach-Bliley Act
----------------------

     The Gramm-Leach-Bliley Act of 1999 ("GLBA"):

          o Repealed various provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms).

          o Amended the BHCA to permit qualifying bank holding companies to engage in any type of financial activity.

          o Permits subsidiaries of national banks now to engage in a broad range of financial activities that are not permitted for national banks themselves.

     The result is that banking companies are generally able to offer a wider range of financial products and services and are more readily able to combine with other types of financial companies, such as securities and insurance companies.

     GLBA created a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities.

     A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized", "well managed", and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC.

     If an FHC at any time fails to remain "well capitalized" or "well managed", the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. A failure to maintain a CRA rating of "satisfactory" will not jeopardize any then existing newly authorized activities; rather, the FHC cannot engage in any additional newly authorized activities until a "satisfactory" CRA rating is restored.

     In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important newly authorized activities are:

          o    Securities underwriting and dealing.

          o    Insurance underwriting and sales.

          o    Merchant banking activities.

          o Activities determined by the Federal Reserve to be "financial in nature" and incidental activities.

          o "Complementary" financial activities, as determined by the Federal Reserve.

     Bank holding companies that do not qualify or elect to become FHCs are limited in their activities to the activities permitted by law and regulation on March 11, 2000, the effective date of that portion of GLBA. Although National Penn believes that it is eligible to do so, National Penn has not elected to become a "financial holding company", and National Penn does not anticipate electing such status in the near future. National Penn has, instead, continued to utilize the continuing authority of national banks to create "operating subsidiaries" to expand its business products and services.

     GLBA also authorizes national banks to create "financial subsidiaries". This is in addition to the present authority of national banks to create "operating subsidiaries". A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A "financial subsidiary" can engage in most, but not all, of the newly authorized activities. Neither NP Bank nor Panasia have created any "financial subsidiaries".

     In addition, GLBA includes significant provisions relating to the privacy of consumer and customer information. These provisions apply to any company "the business of which" is engaging in activities permitted for an FHC, even if it is not itself an FHC. Thus, they apply to National Penn. Basically, GLBA requires a financial institution to: adopt and disclose its privacy policy; give consumers and customers the right to "opt out" of disclosures to non-affiliated third parties; not disclose any account information to non-affiliated third party marketers; and follow regulatory standards to protect the security and confidentiality of consumer and customer information.

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

     Information about the amounts, nature and terms of interest rate swaps and similar instruments is set forth in Note 17 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. In 2001, interest rate swaps had the effect of increasing National Penn's net interest income by $1,029,000 from what would have been realized had NP Bank not entered into the swap agreements. Should rates rise in 2002, National Penn may recognize lower net interest income for the year than would have been recognized had NP Bank not entered into the interest rate swap agreements. In 2001, the interest rate floor to which NP Bank was a party expired. No new interest rate floor agreements have been entered into.

Critical Accounting Policies
----------------------------

     The accounting principles followed by National Penn and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to loans, the allowance for loan losses, and income taxes. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements, and are discussed in Management's Discussion and Analysis, included in Items 7 and 8 of this Report.

Forward-Looking Statements
--------------------------

     From time to time, National Penn or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

          o    Financial condition.

          o    Results of operations.

          o    Asset quality.

          o    Capital expenditures, including investments in technology.

          o Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the January 2001 merger with Community and the July 2000 acquisition of Panasia, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

          o Business expansion plans, including both product and geographical expansion.

          o    Investments in new subsidiaries and other companies.

          o    Other matters.

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

     These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

          o Expected cost savings from the National Penn/Community merger, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

          o Revenues of National Penn and its subsidiaries following the National Penn/Community merger may be lower than expected, or loan losses, deposit attrition, operating costs, customer losses or business disruption following the National Penn/Community merger may be greater than expected.

          o Commercial loan growth following the National Penn/Community merger may be lower than expected.

          o Costs, difficulties or delays related to the integration of Community's business with National Penn's business may be greater or longer than expected.

          o Expected cost savings from National Penn's acquisition of Panasia may not be fully realized or realized as quickly as expected.

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

          o Changes in the interest rate environment may reduce interest margins and the volume of mortgage loan originations.

          o Competitive pressures among depository and other financial institutions may increase significantly.

          o General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit.

          o Technological changes and systems integration may be harder to make or more expensive than expected.

          o Legislation or regulatory changes may adversely affect National Penn's business.

          o    Adverse changes may occur in the securities markets.

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

Statistical Disclosures
-----------------------

     Disclosures In Management's Discussion and Analysis
     ---------------------------------------------------

     The following statistical disclosures are included in Management's Discussion and Analysis, Item 8 hereof, and are incorporated by reference in this Item 1:

          o    Interest Rate Sensitivity Analysis.

          o    Interest Income and Expense, Volume and Rate Analysis.

          o    Investment Portfolio.

          o    Loan Maturity and Interest Rate Sensitivity.

          o    Loan Portfolio.

          o    Allowance for Loan Losses.

          o    Deposits.

          o    Short-Term Borrowings.

     Risk Elements - Loans
     ---------------------

     The following table shows the balance at year-end and the effect on interest income of nonperforming assets in National Penn's loan portfolio, by category, for each year in the five-year period ended December 31, 2001:

                                                                             December 31,
                                              ---------------------------------------------------------------------------
                                                2001             2000             1999             1998             1997
                                              -------          -------          -------          -------          -------

Nonaccrual Loans                              $15,988          $12,984          $13,505          $11,674          $ 8,809

Loans Past Due 90 or More Days as to
  Interest or Principal                        11,794            4,559            3,258            2,042            3,252
                                              -------          -------          -------          -------          -------

Total Nonperforming Loans                      27,782           17,543           16,763           13,716           12,061

Other Real Estate Owned                         1,013            1,485              890              970              885
                                              -------          -------          -------          -------          -------

Total Nonperforming Assets                    $28,795          $19,028          $17,653          $14,686          $12,946
                                              =======          =======          =======          =======          =======

Gross Amount of Interest That Would
  Have Been Recorded at Original
  Rate on Nonaccrual and
  Restructured Loans                          $ 1,078          $   688          $   918          $   948          $   794
                                              -------          -------          -------          -------          -------

Interest Received From
  Customers on Nonaccrual and
  Restructured Loans                              863              437              439              289              477
                                              -------          -------          -------          -------          -------

Net Impact on Interest
  Income of Nonperforming Loans               $   215          $   251          $   479          $   659          $   317
                                              =======          =======          =======          =======          =======

     At December 31, 2001, National Penn had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the loan portfolio composition table on page 20 hereof. "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions. Loans recorded in the category of other real estate owned are valued at the lower of book value of loans outstanding or fair market value.

     At December 31, 2001, National Penn was not aware of any potential problem loans that are not otherwise included in the foregoing table. "Potential problem loans" are loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms.

     At December 31, 2001, National Penn had no loans that are considered highly-leveraged transactions under applicable regulations although National Penn had approximately $29,364,000 in aggregate loans outstanding that, but for their small individual amount, would be considered such loans. A "highly-leveraged transaction" is a transaction for the purpose of the buyout, acquisition, or recapitalization of a corporation, which involves new debt that doubles the corporation's debt and results in a leverage ratio greater than 50%, produces a leverage ratio greater than 75% where 25% or more results from the buyout, acquisition, or recapitalization, or is designated as such by a syndication agent or regulatory agency.

     Historical Statistics - Loans
     -----------------------------

     The following table shows historical statistics of National Penn relative to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for loan losses:

                                                                             December 31,
                                     ---------------------------------------------------------------------------------------------
                                           2001               2000                1999                1998                1997
                                     -------------       -------------       -------------       -------------       -------------
                                                                            (In Thousands)
Average Total Loans                  $   1,816,265       $   1,721,420       $   1,575,237       $   1,440,118       $   1,343,089

Total Loans at Year End                  1,856,369           1,798,920           1,657,491           1,516,901           1,388,004

Net Charge-offs                              5,826               5,027               2,774               3,652               2,856

Allowance for Possible Loan
   and Lease Losses at Year End             42,207              39,033              35,351              31,555              29,007

                                                                             December 31,
                                     ---------------------------------------------------------------------------------------------
                                           2001               2000                1999                 1998               1997
                                     -------------       -------------       -------------       -------------       -------------

Net Charge-offs to:
   Average Total Loans                        0.32%               0.29%               0.18%               0.25%               0.21%

   Total Loans at Year End                    0.31%               0.28%               0.17%               0.24%               0.21%

Allowance for Possible Loan
   and Lease Losses                          13.80%              12.88%               7.85%              11.57%               9.85%

Allowance for Possible Loan
   and Lease Losses to:

   Average Total Loans                        2.32%               2.27%               2.24%               2.19%               2.16%

   Total Loans at Year End                    2.27%               2.17%               2.13%               2.08%               2.09%



Average Balances, Average Rates, and Interest Rate Spread*    (Dollars in Thousands)

                                                                           Year Ended December 31
                                          -----------------------------------------------------------------------------------------
                                                       2001                         2000                           1999
                                          --------------------------    -----------------------------  ----------------------------
                                            Average          Average      Average           Average    Average            Average
                                            Balance  Interest  Rate       Balance  Interest   Rate     Balance   Interest   Rate
                                            -------  --------  ----       -------  --------   ----     -------   --------   ----

INTEREST EARNING ASSETS:
 Interest bearing deposits at banks           $9,266     $559  6.03%       $4,512     $301    6.67%       $6,775     $240   3.53%
 U.S. Treasury                                26,694    1,821  6.82        39,513    2,670    6.76        40,677    2,658   6.53
 U.S. Government agencies                    316,031   20,044  6.34       252,166   16,854    6.68       194,891   12,579   6.45
 State and municipal*                        242,404   18,197  7.51       221,165   18,109    8.19       229,725   17,543   7.64
 Other bonds and securities                   48,601    3,844  7.91        56,583    4,779    8.45        86,437    5,484   6.34
                                          ---------- --------          ---------- --------            ---------- --------
   Total investments                         633,730   43,906  6.93       569,427   42,412    7.45       551,730   38,264   6.94
                                          ---------- --------          ---------- --------            ---------- --------
 Federal funds sold                            5,466      177  3.24         8,713      601    6.90         9,781      489   5.00
                                          ---------- --------          ---------- --------            ---------- --------
 Trading account securities                       --       --    --            --       --      --         6,836      196   2.87
                                          ---------- --------          ---------- --------            ---------- --------
 Commercial loans and lease financing*     1,285,001  107,666  8.38     1,160,078  108,456    9.35     1,008,851   91,608   9.08
 Installment loans                           318,802   26,982  8.46       325,401   29,390    9.03       305,555   27,209   8.90
 Mortgage loans                              212,462   16,664  7.84       235,941   18,598    7.88       260,831   21,063   8.08
                                          ---------- --------          ---------- --------            ---------- --------
   Total loans and leases                  1,816,265  151,312  8.33     1,721,420  156,444    9.09     1,575,237  139,880   8.88
                                          ---------- --------          ---------- --------            ---------- --------
   Total earning assets                    2,464,727 $195,954  7.95%    2,304,072 $199,758    8.67%    2,150,359 $179,069   8.33%
                                                     --------                     --------                       --------
 Allowance for loan and lease losses         (40,061                      (37,715)                       (32,917)
 Non-interest earning assets                 199,603                      192,383                        164,676
                                          ----------                   ----------                     ----------
   Total assets                           $2,624,269                   $2,458,740                     $2,282,118
                                          ==========                   ==========                     ==========

INTEREST BEARING LIABILITIES:
 Interest bearing deposits                $1,671,701  $70,498  4.22%   $1,520,576  $72,960    4.80%   $1,385,886  $60,003   4.33%
 Securities sold under repurchase
   agreements and federal funds
   purchased                                 251,781    9,509  3.78       290,015   16,864    5.81       159,108    7,187   4.52
 Short-term borrowings                         7,235      264  3.65        13,942      761    5.46        11,091      566   5.10
 Long-term borrowings                        184,418   12,241  6.64       200,102   13,392    6.69       314,543   19,009   6.04
                                          ---------- --------          ---------- --------            ---------- --------
   Total interest bearing liabilities      2,115,135  $92,512  4.37%    2,024,635 $103,977    5.14%    1,870,628  $86,765   4.65%
                                                     --------                     --------                       --------
 Non-interest bearing deposits               287,421                      247,418                        230,455
 Other non-interest bearing liabilities       26,496                       25,632                         20,677
                                          ----------                   ----------                     ----------
   Total liabilities                       2,429,052                    2,297,685                      2,121,760
 Equity capital                              195,217                      161,055                        160,358
                                          ----------                   ----------                     ----------
   Total liabilities and equity capital   $2,624,269                   $2,458,740                     $2,282,118
                                          ==========                   ==========                     ==========
 INTEREST RATE MARGIN**                              $103,442  4.20%               $95,781    4.16%               $92,304   4.29%
                                                     ========                     ========                       ========

*    Full taxable equivalent basis, using a 35% effective tax rate.
** Represents the difference between interest earned and interest paid, divided by total earning assets.
     Loans outstanding, net of unearned income, include nonaccruing loans. Fee income included.

     Return on Equity and Assets; Dividend Payout Ratio
     --------------------------------------------------

                                                      Year Ended December 31,
                                       ------------------------------------------------------
                                              2001              2000             1999
                                       ------------------------------------------------------

Net Income on:

    Average Total Assets                      1.25%              1.13%            1.21%

    Average Shareholders' Equity             16.80              17.30            17.20

Dividend Payout Ratio                        50.46              52.32            49.17


Item 2.  PROPERTIES.
--------------------

     National Penn does not own or lease any property. As of December 31, 2001, NP Bank owns 34 properties in fee and leases 37 other properties; Panasia leases five properties; and National Penn's other direct and indirect subsidiaries lease two properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

     The principal office of National Penn and NP Bank is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

     NP Bank presently has 58 branches located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia.

     In addition to its branches, NP Bank presently owns or leases 69 automated teller machines located throughout the nine-county area, all of which are located at bank branch locations except for 21 that are "free-standing" (not located at a branch).

     The principal office of Panasia is leased and located at 183 Main Street, Fort Lee, New Jersey 07024. Panasia presently has three other branches located in Bergen County, New Jersey. Panasia also has two offices in Pennsylvania: one in Philadelphia and one in Montgomery County. Panasia has six automated teller machines, all of which are located at bank branch locations.

Item 3.  LEGAL PROCEEDINGS.
---------------------------

     Various actions and proceedings are presently pending to which National Penn or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not have a material adverse effect on National Penn's consolidated financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------

     The principal executive officers of National Penn are as follows:

                                               Principal Business Occupation
Name                           Age             During the Past Five Years
----                           ---             --------------------------


Wayne R. Weidner               59              Chairman, President and Chief Executive Officer of National Penn
                                               since January 2002.  President and Chief Executive Officer of
                                               National Penn from January 2001 to January 2002, President of
                                               National Penn from April 1998 to December 2000, and Executive
                                               Vice President of National Penn from April 1990 to April 1998.
                                               Also, Chairman and Chief Executive Officer of NP Bank.

Lawrence T. Jilk, Jr.          63              Retired as of December 2001.  Consultant to Panasia Bank, N.A.
                                               Chairman of National Penn in 2001.  Chief Executive Officer of
                                               National Penn from January 1990 to January 2001.

Glenn E. Moyer                 51              Executive Vice President of National Penn since April 2001.
                                               President and Chief Operating Officer of NP Bank since January
                                               2001.  Executive Vice President of NP Bank and President of NP
                                               Bank's Elverson Division from January 1999 to January 2001.  Prior thereto, President, Chief Executive Officer and a director of
                                               Elverson National Bank.


Bruce G. Kilroy                52              Group Executive Vice President and Chief Delivery Officer of NP
                                               Bank since January 2001.  President of NP Bank's Lehigh Valley
                                               Division from February 1997 to January 2001.

Garry D. Koch                  47              Group Executive Vice President and Chief Credit Officer of NP Bank
                                               since January 2001.  Executive Vice President of NP Bank from
                                               September 1997 to January 2001.  Senior Vice President of NP Bank
                                               from 1992 to September 1997.


Sharon L. Weaver               54              Group Executive Vice President, Human Resources/Branch
                                               Administration/Retail Banking/Marketing of NP Bank since January
                                               2001.  Executive Vice President of NP Bank from April 1998 to
                                               January 2001.  Senior Vice President of NP Bank from 1991 to April
                                               1998.



Sandra L. Spayd                58              Secretary of National Penn.  Executive Vice President and Corporate
                                               Secretary of NP Bank since January 2002.  Senior Vice President and
                                               Corporate Secretary of NP Bank prior to January 2002.



Gary L. Rhoads                 47              Treasurer and Chief Financial Officer of National Penn.  Group
                                               Executive Vice President, Chief Financial Officer and Controller of
                                               NP Bank since January 2001.  Executive Vice President, Controller and Cashier of NP Bank prior to January 2001.

     Executive officers of National Penn are elected by the Board of Directors and serve at the pleasure of the Board. Executive Officers of NP Bank are appointed by the Board of Directors of NP Bank and serve until they resign, retire, become disqualified, or are removed by the Board.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
--------

     National Penn's common stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "NPBC".

     The following table reflects the high and low closing sale prices reported for National Penn's common stock, and the cash dividends declared on National Penn's common stock, for the periods indicated, after giving retroactive effect to a 3% stock dividend paid on December 27, 2001 and a 5% stock dividend paid on December 20, 2000.

                          MARKET VALUE OF COMMON STOCK

                                                      2001
                                             --------------------
                                             High            Low
                                             ----            ---
          lst Quarter                        24.88          17.96
          2nd Quarter                        23.30          18.57
          3rd Quarter                        23.06          18.45
          4th Quarter                        24.27          21.50

                                                      2000
                                             --------------------
                                             High            Low
                                             -------------------
          lst Quarter                        22.78          17.69
          2nd Quarter                        21.26          17.57
          3rd Quarter                        20.92          17.51
          4th Quarter                        20.81          17.11

                     CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              2001             2000
                                              ----             ----
          lst Quarter                         $.20            $.18
          2nd Quarter                          .21             .18
          3rd Quarter                          .21             .18
          4th Quarter                          .21             .19


     The Trust Preferred Securities of NPB Capital Trust are reported on Nasdaq's National Market under the symbol "NPBCP". The Securities have a par value of $25 and the Preferred dividend is 9%.

Item 6.    Selected Financial Data.
-----------------------------------

                          Five-Year Statistical Summary
                  (Dollars in thousands, except per share data)

Year Ended                                              2001             2000             1999             1998             1997
                                                    -----------      -----------      -----------      -----------      -----------

STATEMENTS OF CONDITION
Total assets                                        $ 2,727,482      $ 2,615,447      $ 2,351,968      $ 2,222,970      $ 1,892,678
Total deposits                                        2,076,795        1,909,591        1,683,850        1,558,745        1,424,252
Loans, net***                                         1,814,162        1,759,887        1,622,140        1,485,346        1,356,965
Total investment securities                             658,581          606,778          529,411          535,917          381,989
Total shareholders' equity                              195,682          183,216          154,938          166,133          155,828
Book value per share*                                      9.82             9.19             7.80             8.32             7.76
Realized book value per share**                            9.66             9.05             8.39             7.84             7.38
Percent shareholders' equity to assets                     7.17%            7.01%            6.59%            7.47%            8.23%

Trust assets                                            843,755          905,682          834,585          674,729          543,345

EARNINGS
Total interest income                               $   188,497      $   192,403      $   172,223      $   161,271      $   144,861
Total interest expense                                   92,512          103,977           86,765           80,203           65,672
                                                    -----------      -----------      -----------      -----------      -----------
Net interest income                                      95,985           88,426           85,458           81,068           79,189
Provision for loan losses                                 9,000            7,325            6,570            6,200            5,641
                                                    -----------      -----------      -----------      -----------      -----------
Net interest income after provision
 for loan losses                                         86,985           81,101           78,888           74,868           73,548
Other income                                             34,502           27,659           24,037           19,406           14,045
Other expenses                                           80,723           75,282           69,458           64,508           56,906
                                                    -----------      -----------      -----------      -----------      -----------

Income before income taxes                               40,764           33,478           33,467           29,766           30,687
Income taxes                                              8,030            5,690            5,816            6,304            8,553
                                                    -----------      -----------      -----------      -----------      -----------

Net income                                          $    32,734      $    27,788      $    27,651      $    23,462      $    22,134
                                                    ===========      ===========      ===========      ===========      ===========

Cash dividends paid                                 $    16,519      $    14,538      $    13,595      $    10,318      $     9,051
Return on average assets                                   1.25%            1.13%            1.21%            1.14%            1.26%
Return on average shareholders' equity                     16.8%            17.3%            17.2%            14.7%            15.0%
Return on average realized shareholders' equity**          17.5%            16.2%            17.6%            15.5%            15.3%

PER SHARE DATA*
Basic earnings                                      $      1.64      $      1.40      $      1.39      $      1.17      $      1.10
Diluted earnings                                    $      1.62      $      1.39      $      1.37      $      1.15      $      1.08
Dividends paid in cash                                     0.83             0.73             0.68             0.52             0.45
Dividends paid in stock                                       3%               5%               5%         5-for-4          4-for-3
                                                                                                       stock split      stock split
SHAREHOLDERS AND STAFF
Average shares outstanding - basic*                  19,985,146       19,818,143       19,921,233       19,968,462       20,113,317
Average shares outstanding - diluted*                20,222,971       20,032,275       20,228,631       20,362,431       20,446,312
Shareholders                                              3,338            3,115            3,110            3,208            3,202
Staff - Full-time equivalents                                783              786              715              749              718

   *  Restated to reflect 3% stock dividend in 2001, 5% stock dividends in 2000 and 1999, a 5-for-4 stock split in 1998, and a 4-for-3 stock split in
      1997.
  **  Excluding unrealized gain (loss) on investment securities available for sale.
 ***  Includes loans held for sale


     The unaudited quarterly results of National Penn's operations in 2001 and 2000 are included in Footnote 22 to National Penn's Consolidated Financial Statements included herein at Item 8, Financial Statements and Supplementary Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings results of operations of the Company with a primary focus on the Company's performance. As discussed below, in 2001 the company acquired Community Independent Bank, Inc. in a transaction accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated to reflect the acquisition.

                               FINANCIAL CONDITION
                               -------------------

      During 2001 total assets increased to $2.727 billion, an increase of $112.0 million or 4.3% over the $2.615 billion at year-end 2000. Total assets at the end of 2000 increased $263.5 million or 11.2% over the $2.352 billion at year-end 1999. The increase in 2001 is reflected primarily in the loan category, which increased $54.3 million and the investment category, which increased $51.8 million.

      Total cash and cash equivalents increased $3.2 million or 3.0% in 2001 compared to 2000 versus an increase of $33.4 million or 47.1% in 2000 compared to 1999. The increase in 2001 compared to 2000 is due to increased cash and due from banks of $18.5 million, which was partially offset by a decrease in federal funds sold of $8.9 million and a decrease in interest bearing deposits in banks of $6.4 million.

                                 LOAN PORTFOLIO
                                 --------------

      Net loans and leases increased to $1.814 billion during 2001, an increase of $54.3 million or 3.1% compared to 2000. Net loans increased $137.8 million in 2000 or 8.5% compared to 1999. Loan growth in 2001 was as a result of the increase in commercial and industrial loans of $38.6 million and other real estate type loans of $53.9 million, which was offset by the decrease in construction and residential real estate loans totaling $40.2 million. Approximately $11.0 million of the increase in net loans was the result of an acquisition of a branch office from PNC Bank, N.A. in November 2001. Residential mortgages originated for immediate resale during 2001 amounted to $65.3 million. The company has no significant exposure to energy and agricultural-related loans.

      The Company's loans are widely diversified by borrower, industry group, and geographical area in southeastern Pennsylvania and northern New Jersey. The following summary shows the year-end composition of the Company's loan portfolio:

                                                                  December 31,
                                    ----------------------------------------------------------------------
(In thousands)                          2001           2000           1999           1998           1997
                                    ----------     ----------     ----------     ----------     ----------


Commercial and Industrial Loans     $  357,706     $  319,074     $  275,815     $  236,193     $  189,522
Loans to Financial Institutions             --             --             --             --          2,232
Real Estate Loans:
     Construction and Land Dev.        128,655        151,364        136,227         84,694         69,208
     Residential                       672,329        689,784        698,403        728,473        706,316
     Other                             614,289        560,356        482,018        415,015        382,280
Loans to Individuals                    83,390         78,342         65,028         52,526         38,446
                                    ----------     ----------     ----------     ----------     ----------

Total                               $1,856,369     $1,798,920     $1,657,491     $1,516,901     $1,388,004
                                    ==========     ==========     ==========     ==========     ==========

     Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 2001, are summarized below:

                                                                  After One Year to
(In thousands)                               One year or Less*       Five Years       After Five Years           Total
--------------                               -----------------       ----------       ----------------           -----

Commercial and Industrial Loans                   $169,258            $133,106              $55,342            $357,706
Real Estate Loans:
Construction and Land Dev.                          62,037              58,333                8,285             128,655
                                                  --------            --------              -------            --------

                                                  $231,295            $191,439              $63,627            $486,361
                                                  ========            ========              =======            ========

* Demand loans, past-due loan and overdrafts are reported in "One Year or Less." An immaterial amount of loans have no stated schedule of repayments.

     Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2001, are summarized below:

(In thousands)                      After One Year to Five Years       After Five Years
                                    ----------------------------       ----------------

Predetermined Interest Rate                   $151,745                       $54,610
Floating Interest Rate                          39,694                         9,017
-----                                         --------                       -------

Total                                         $191,439                       $63,627
                                              ========                       =======

     Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a "rollover" is appropriate, the Company's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit that are at floating interest rates. The Company's outstanding lines of credit to customers are not material.

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

                                                                          December 31,
                                         ----------------------------------------------------------------------------
                                          2001              2000              1999             1998              1997
                                         -------          -------           -------          -------           -------
Nonaccrual Loans                         $15,988          $12,984           $13,505          $11,674           $ 8,809
Loans Past Due 90 or More Days
  as to Interest or Principal             11,794             4,559            3,258            2,042             3,252

Total Nonperforming Loans                 27,782           17,543            16,763           13,716            12,061
Other Real Estate Owned                    1,013            1,485               890              970               885
                                         -------          -------           -------          -------           -------

Total Nonperforming Assets               $28,795          $19,028           $17,653          $14,686           $12,946
                                         =======          =======           =======          =======           =======

      Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $28.8 million at December 31, 2001, compared to $19.0 million at December 31, 2000, with the largest increase in the loans 90 days past due and still accruing category. Nonaccrual loans represented $16.0 million and $13.0 million at December 31, 2001, and December 31, 2000, respectively. Loans 90 days past due and still accruing interest were $11.8 million and $4.6 million at December 31, 2001 and December 31, 2000, respectively. The increase in this category is due primarily to one large commercial real estate relationship that will take some time to work out but for which we anticipate a manageable level of loss relative to total loan loss reserves and other anticipated losses within the overall loan portfolio. Other real estate owned was $1.0 million at December 31, 2001 and $1.5 at December 31, 2000, respectively. The Company had no restructured loans at December 31, 2001 or December 31, 2000. The allowance for loan losses to nonperforming assets was 146.6% and 205.1% at December 31, 2001 and December 31, 2000, respectively, with the decrease in 2001 due to the increased level of nonperforming assets discussed above. Another measure of the Company's credit quality is reflected by the ratio of net chargeoffs to total loans of 0.31% for 2001 versus 0.28% for the year 2000, and the ratio of nonperforming assets to total loans of 1.55% at December 31, 2001, compared to 1.06% at December 31, 2000, the changes for which have been discussed above.

      The Company has not engaged in any transactions with entities established and operated by former members of senior management or individuals with former management relationships with the Company.

                              INVESTMENT PORTFOLIO
                              --------------------

      Investments, which are the Company's secondary use of funds, increased $51.8 million or 8.5% to $658.6 million at year-end 2001. The increase in 2001 is due primarily to investment purchases of $265.9 million primarily in mortgage-backed securities and municipals, which was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities. In 2000, the investment portfolio reflected an increase of $77.4 million or 14.6% compared to 1999. The increase in 2000 was due to the addition of $46.9 million in investments from the acquisition of Panasia Bank and investment purchases of $150.8 million, primarily in mortgage-backed securities, which were partially offset by calls and maturities of securities, investment securities sales and payments on mortgage-backed securities.

      A summary of securities available for sale at December 31, 2001, 2000 and 1999 follows (in thousands):

                                                 2001                        2000                        1999
                                        -----------------------    ------------------------     -------------------------
                                        Amortized                   Amortized                    Amortized
                                          Cost       Fair Value       Cost       Fair Value        Cost        Fair Value
                                          ----       ----------       ----       ----------        ----        ----------
Securities available for sale
US Treasuries and Agencies               $ 52,989     $ 55,711       $153,010     $154,400        $114,605     $113,096
State and Municipal                       251,245      249,130        231,366      233,769         237,533      222,534
Mortgage-backed securities                307,838      311,007        163,937      165,036         136,684      133,927
Marketable equity secs. & other            41,711       42,733         54,230       53,573          58,619       59,854
                                         --------     --------       --------     --------        --------     --------

    Total                                $653,783     $658,581       $602,543     $606,778        $547,441     $529,411
                                         ========     ========       ========     ========        ========     ========

      The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2001 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.

                                                    After 1 But       After 5 But
                                Within 1 Year      Within 5 Yrs       Within 10 Yrs      After 10 Yrs           Total
                               ---------------    ---------------    ---------------    ---------------    ----------------
(Dollars in thousands)            Amt    Yld         Amt    Yld         Amt    Yld        Amt     Yld        Amt     Yld
                                  ---    ---         ---    ---         ---    ---        ---     ---        ---     ---
US Treasury and Agencies        $11,808  6.89%     $20,802  6.27%     $18,421  6.91%     $ 4,680  3.59%    $ 55,711  6.39%
State and Municipal               2,447  6.94%       8,167  7.76%      40,396  4.80%     198,120  5.54%     249,130  5.51%
Mortgage-backed securities        1,118  5.66%       7,053  5.86%      21,506  5.90%     281,330  6.27%     311,007  6.23%
Marketable equity secs.
  and other                          --    --%         309    --%          --    --%      42,424    --%      42,733    --%
                                -------  ----      -------  ----      -------  ----     --------  ----     --------  ----

Total                           $15,373  6.81%     $36,331  6.47%     $80,323  5.58%    $526,554  5.47%    $658,581  5.57%
                                =======  ====      =======  ====      =======  ====     ========  ====     ========  ====

OTHER ASSETS

      Other assets, which is comprised of premises and equipment, accrued interest receivable, bank owned life insurance policies and all other assets increased to $146.9 million, an increase of $2.8 million or 1.9% compared to the $144.1 million at December 31, 2000. In 2000, other assets increased $14.8 million or 11.4% compared to 1999.

DEPOSITS

      As the primary source of funds, aggregate deposits of $2.077 billion increased $167.2 million or 8.8% compared to 2000. Non-interest bearing deposits increased $41.1 million and interest bearing deposits increased $126.1 million. $40.2 million of the deposit increase in 2001 is the result of the previously mentioned branch acquisition from PNC Bank, N.A. Deposits of $1.910 billion increased $225.7 million in 2000 or 13.4% compared to 1999.

      The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 2001 (in thousands):

                                                                     Year Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                2001                          2000                          1999
                                       -----------------------        ---------------------        ----------------------
                                         Average      Average         Average       Average         Average      Average
                                         Amount        Rate            Amount         Rate           Amount        Rate
                                         ------        ----            ------         ----           ------        ----
Non-interest bearing
  demand deposits                       $ 287,421        --%           $ 247,418       --%          $ 230,455        --%
Savings deposits                          726,853      2.28%             662,043     3.28%            604,764      2.85%
Time deposits                             944,848      5.71%             858,533     5.97%            781,122      5.48%
                                       ----------      ----           ----------     ----          ----------      ----

Total                                  $1,959,122      3.60%          $1,767,994     4.13%         $1,616,341      3.71%
                                       ==========      ====           ==========     ====          ==========      ====

     The aggregate amount of jumbo certificates of deposit, issued in the amount of $100,000 or more was $267,540,000 in 2001, $242,900,000 in 2000 and
$201,575,000 in 1999.

      The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 2001. The company has no other time deposits of $100,000 or more as of December 31, 2001 (in thousands).

                        Maturity
                        --------

                        3 months or less                          $ 79,706
                        Over 3 through 6 months                    130,377
                        Over 6 months through 12 months             55,441
                        Over 12 months                               2,016
                                                                  --------
                            Total                                 $267,540
                                                                  ========

      In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $428.4 million at the end of 2001, a $65.4 million or 13.2% decrease compared to 2000, primarily due to the higher level of funding from deposits. The 2000 amount of borrowings and purchased funds of $493.8 million represented an increase of $6.7 million or 1.4% compared to 1999. The increase in 2000 was due to a decrease in securities sold under repurchase agreements and federal funds purchased, of $59.3 million, and a decrease in long-term borrowings of $6.5 million.

                                                                  At or for the year ended December 31,
                                                              -------------------------------------------
                                                                2001              2000             1999
                                                                ----              ----             ----
Securities sold under repurchase agreements and
  federal funds purchased
     Balance at year-end                                       $238,726         $298,049          $200,809
     Average during the year                                    251,781          290,015           159,108
     Maximum month-end balance                                  300,532          344,125           214,352
     Weighted average during the year                              3.78%            5.81%             4.52%
     Rate at December 31                                           2.02%            4.94%             4.30%
Short-term borrowings
     Balance at year-end                                        $ 9,480          $ 9,041          $ 22,919
     Average during the year                                      7,235           13,942            11,091
     Maximum month-end balance                                   10,012           26,170            22,919
     Weighted average rate during the year                         3.65%            5.46%             5.10%
     Rate at December 31                                           1.52%            4.87%             4.04%

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for 2001 of $32.7 million was 17.8% more than the $27.8 million reported in 2000. The 2000 amount was .5% more than the $27.7 million in 1999. On a per share basis, basic earnings were $1.64, $1.40, and $1.39 for 2001, 2000, and 1999, respectively. Diluted earnings per share were $1.62, $1.39, and $1.37 for 2001, 2000, and 1999, respectively.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $7.6 million or 8.5% to $96.0 million in 2001 from the 2000 amount of $88.4 million. Interest income decreased $6.6 million as a result of decreased loan income of $5.2 million and decreased investment income of $1.4 million. Interest expense decreased $11.5 million or 11.0% to $92.5 million in 2001 from the 2000 amount of $104.0 million due to decrease of $7.4 million in interest on securities sold under repurchase agreements and federal funds purchased and a decrease of $2.5 million in interest on deposits. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The Company's interest rate spread increased slightly from 4.16% in 2000 to 4.20% in 2001 due to increased outstandings in interest earning assets and from which the income generated on these assets decreased due to lower rates at a slower pace than on the increased level of interest bearing liabilities for which the expense paid on those liabilities decreased, also due to lower rates, at a faster pace than on the assets.

      The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 2001 and 2000. The information is presented on a taxable equivalent basis, using an effective tax rate of 35%.


                                                                         Year Ended December 31,
                                              ---------------------------------------------------------------------------
(in thousands)                                       2001 over 2000 (1)                         2000 over 1999 (1)
                                              ---------------------------------           -------------------------------
Increase (decrease) in:                        Volume       Rate        Total             Volume        Rate       Total
                                               ------       ----        -----             ------        ----       -----
Interest income:
Interest bearing deposits at banks              $ 317        ($ 59)      $ 258              ($ 80)       $ 140      $ 60
Securities:
   US Treasury and Agencies                     3,417       (1,076)      2,341              3,629          658     4,287
   State and municipal                          1,739       (1,651)         88               (654)       1,220       566
   Other bonds and securities                    (674)        (261)       (935)            (1,894)       1,189      (705)
                                              -------     --------    --------            -------      -------   -------

      Total securities                          4,482       (2,988)      1,494              1,081        3,067     4,148
                                              -------     --------    --------            -------      -------   -------

Federal funds sold                               (224)        (200)       (424)               (53)         165       112
Trading account securities                         --           --          --               (196)          --      (196)
Loans:
   Commercial loans                            11,679      (12,469)       (790)            13,732        3,116    16,848
   Installment loans                             (596)      (1,812)     (2,408)             1,767          414     2,181
   Mortgage loans                              (1,851)         (83)     (1,934)            (2,010)        (455)   (2,465)
                                              -------     --------    --------            -------      -------   -------

      Total loans                               9,232      (14,364)     (5,132)            13,489        3,075    16,564
                                              -------     --------    --------            -------      -------   -------

      Total interest income                   $13,807     ($17,611)   ($ 3,804)           $14,240      $ 6,448   $20,688
                                              =======     ========    ========            =======      =======   =======


Interest expense:
Interest bearing deposits                       7,251       (9,713)     (2,462)             5,832        7,125    12,957
Borrowed funds:
Securities sold under repurchase
  agreements and federal funds purchased       (2,214)      (5,141)     (7,355)             5,913        3,764     9,677
Short-term borrowings                            (331)        (166)       (497)                78          117       195
Long-term borrowings                           (1,050)        (101)     (1,151)            (6,916)       1,298    (5,618)
                                              -------     --------    --------            -------      -------   -------

      Total borrowed funds                     (3,595)      (5,408)     (9,003)              (925)       5,179     4,254
                                              -------     --------    --------            -------      -------   -------

      Total interest expense                  $ 3,656     ($15,121)   ($11,465)           $ 4,907      $12,304   $17,211
                                              =======     ========    ========            =======      =======   =======


Increase (decrease) in net interest income    $10,151     ($ 2,490)    $ 7,661            $ 9,333     ($ 5,856)  $ 3,477
                                              =======     ========    ========            =======      =======   =======

(1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

      The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses was $9.0 million for the year ended December 31, 2001 and $7.3 million and $6.6 million for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses of $42.2 million at year-end 2001 and $39.0 million at year-end 2000 as a percentage of total loans was 2.27% at year-end 2001 and 2.17% at year-end 2000. Net loan chargeoffs of $5.8 million, $5.0 million, and $2.8 million during 2001, 2000, and 1999, respectively, continue to be comparable with those of the Company's peers.

      A detailed analysis of the Company's allowance for loan losses for the five years ended December 31, 2001, is shown below:

                                                                                December 31,
                                                    --------------------------------------------------------------------
                                                       2001          2000           1999           1998          1997
                                                     -------        -------        -------       -------        -------

Balance at beginning of year                         $39,033        $35,351        $31,555       $29,007        $26,222
Charge-offs:
Commercial and industrial loans                        2,018          2,596          1,858         1,549          1,632
Real estate loans:
   Construction and land development                   1,708             --             --            --             14
   Residential                                         1,854          1,423          1,381           719          1,280
   Other                                                 569            969          1,262         2,374            564
Loans to individuals                                   2,025          2,121            800           627            417
                                                     -------        -------        -------       -------        -------

   Total Charge-offs                                 $ 8,174        $ 7,109        $ 5,301       $ 5,269        $ 3,907
                                                     =======        =======        =======       =======        =======

Recoveries:
Commercial and industrial                              1,423            814            278           245            265
Real estate loans:
   Construction and land development                      56             44             10            --             --
   Residential                                           339            438            555           653            296
   Other                                                 328            598          1,571           553            212
Loans to individuals                                     202            188            113           166            278
                                                     -------        -------        -------       -------        -------

   Total Recoveries                                  $ 2,348        $ 2,082        $ 2,527       $ 1,617        $ 1,051
                                                     -------        -------        -------       -------        -------

Net charge-offs                                      $ 5,826        $ 5,027        $ 2,774       $ 3,652        $ 2,856
                                                     -------        -------        -------       -------        -------

Provision charged to expense                           9,000          7,325          6,570         6,200          5,641
Adjustments:
Changes incident to mergers and absorptions, net          --          1,384             --            --             --
                                                     -------        -------        -------       -------        -------

Balance at end of year                               $42,207        $39,033        $35,351       $31,555        $29,007
                                                     =======        =======        =======       =======        =======


Ratio of net charge-offs during the period to
  average loans outstanding during the period          0.31%          0.28%          0.18%         0.25%          0.21%
                                                     =======        =======        =======       =======        =======

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

     The specific reserve for high risk loans is established for specific commercial and industrial loans, real estate development loans, and construction loans which have been identified by bank management as being high risk loan assets. These high risk loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole or part is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

     The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2001, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

     The following table shows how the allowance for loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.


                                                    Allocation of the Allowance for Loan Losses (1)

                                   2001               2000                1999                1998               1997
                             ----------------   -----------------   -----------------   ----------------   ------------------
                                      % Loan              % Loan              % Loan             % Loan             % Loan
                                      Type to             Type to             Type to            Type to            Type to
                                       Total               Total               Total              Total              Total
                             Allowance Loans    Allowance  Loans    Allowance  Loans    Allowance Loans    Allowance Loans
                             ----------------   -----------------   -----------------   ----------------   ------------------

Commercial and industrial    $ 5,182    19.3%    $ 6,323    17.7%   $ 6,080    16.7%     $ 5,995    15.6%    $ 3,307   13.7%
Real estate loans:
   Construction and land dev. 11,279     6.9%      6,948     8.4%     4,348     8.2%       2,588     5.6%      2,059    4.9%
   Residential                 3,393    36.2%      3,435    38.4%     4,278    42.1%       4,260    48.0%      5,947   50.9%
   Other                       8,824    33.1%     10,773    31.1%    11,312    29.1%      11,644    27.3%      8,093   27.7%
Loans to individuals           5,878     4.5%      7,026     4.4%     4,384     3.9%       3,345     3.5%      5,018    2.8%
Unallocated                    7,651      N/A      4,528     N/A      4,949      N/A       3,723      N/A      4,583     N/A
                             ----------------    ----------------   ----------------     ----------------    ---------------
                             $42,207   100.0%    $39,033   100.0%   $35,351   100.0%     $31,555   100.0%    $29,007  100.0%
                             ================    ================   ================     ================    ===============

(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

OTHER INCOME AND EXPENSES

     Other income increased $6.8 million or 24.7% in 2001 compared to 2000, as a result of increased service charges on deposit accounts of $3.3 million, increased mortgage banking income of $2.2 million, increased other services charges and fees of $882,000, increased trust income of $317,000, and increased net gains on sale of investment securities of $101,000. The increase in deposit fees is due to the increase in the number of accounts and additional products introduced in 2001. Mortgage income increased due to the decrease in rates and the willingness of customers to refinance. The increase in other income in 2000 compared to 1999 was $3.6 million or 15.1% as a result of increased other service charges and fees of $1.8 million, increased mortgage banking income of $1.4 million, increased service charges on deposit accounts of $1.1 million, increased trust income of $849,000, increased bank owned life insurance income of $431,000, and increased net gains on sale of investment securities of $218,000. Sales of investment securities in 2001 and 2000 totaled $25.6 million and $47.0 million, respectively. Other expenses increased $5.4 million or 7.2% in 2001 compared to 2000 as a result of increased salaries, wages and benefits of $3.2 million, increased other operating of $2.2 million. Other expenses increased $5.8 million or 8.4% in 2000 when compared to 1999, as a result of increased salaries, wages and benefits of $2.4 million, increased other expenses of $2.4 million, and increased net premises and equipment of $1.1 million. For 2001, 2000, and 1999, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

     Income before income taxes increased in 2001 by $7.3 million or 21.7% compared to 2000 when income before income taxes increased by $11,000 compared to 1999. Income taxes increased $2.3 million in 2001 compared to 2000 while income taxes decreased $126,000 compared to 1999. The Company's effective tax rate is 19.7% for 2001, 17.0% for 2000, and 17.4% for 1999, respectively. The increase from 2000 to 2001 is due to the addition of nondeductible goodwill added as a result of the Panasia acquisition in July 2000. The effective tax rate is less than the current 35% incremental rate due to the Company's investments in tax advantaged municipal securities and bank owned life insurance. The Company has a net deferred tax asset of $12.3 million. No valuation reserve is deemed necessary in view of anticipated future taxable income.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $108.3 million during 2001. Long-term borrowings decreased $6.5 million during 2001.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. At December 31, 2001, the Company had outstanding commitments of $606.7 million. These commitments include $399.1 million that mature or renew within one year, $42.9 million that mature or renew after one year and within three years, $11.7 million that mature or renew after three years and within five years, and $153.0 that mature or renew after five years.

     The Company currently does not have any unconsolidated subsidiaries or special purpose entities.

     The Company is responsible for payments under operating leases as disclosed in footnote 14 of the Company's financial statements. The Company has no capital leases.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2001:

                                                                           Repricing Periods
                                               -----------------------------------------------------------------------
                                                                    Three Months        One Year
                                                  Within              Through            Through               Over
(In Thousands)                                 Three Months           One Year          Five Years          Five Years
                                               ------------         -----------         -----------         -----------

Assets
Interest bearing deposits at banks              $     6,002         $        --         $        --         $        --
Investment securities                                68,575             124,695             172,921             292,390
Loans and Leases(1)                                 663,642             265,612             697,400             187,508
Other assets                                             --                  --                  --             248,737
                                                -----------         -----------         -----------         -----------

                                                    738,219             390,307             870,321             728,635
                                                -----------         -----------         -----------         -----------

Liabilities and equity
Non-interest bearing deposits                       344,972                  --                  --                  --
Interest bearing deposits (2)                       465,983             442,779             236,006             587,055
Borrowed funds (3)                                  105,101              25,000                  --             258,079
Preferred securities                                     --                  --                  --              40,250
Other liabilities                                        --                  --                  --              26,575
Hedging instruments                                  40,000                  --             (40,000)                 --
Shareholders' equity                                     --                  --                  --             195,682
                                                -----------         -----------         -----------         -----------

                                                    956,056             467,779             196,006           1,107,641
                                                -----------         -----------         -----------         -----------

Interest sensitivity gap                           (217,837)            (77,472)            674,315            (379,006)
                                                -----------         -----------         -----------         -----------

Cumulative interest rate sensitivity gap        ($  217,837)        ($  295,309)        $   379,006         $        --
                                                ===========         ===========         ===========         ===========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2001. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 20.0% of these deposits are considered repriceable within three months and 80.0% are considered repriceable in the over five-year category.

(3) Includes federal funds purchased, securities sold under repurchase agreements, and short and long term borrowings.


     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would decrease in a falling interest rate environment and would increase in a rising interest rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval of within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

      Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2001 are as follows:


              MVPE
     Change in Interest Rate                 Amount                    % Change
     -----------------------                 ------                    --------
                                        (In Thousands)
       +300 Basis Points                    $366,686                      (9)%
       +200 Basis Points                     384,373                      (5)
       +100 Basis Points                     399,848                      (1)
       Flat Rate                             404,175                      --
       -100 Basis Points                     390,350                      (3)
       -200 Basis Points                     358,663                     (11)
       -300 Basis Points                     327,836                     (19)

     Management believes that the assumptions utilized in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Company's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used, such as 400 or 500 basis point changes in interest rates, or actual experience differs from the experience on which the assumptions were based.

     If the Company should experience a mismatch in its desired gap ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Company could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could emphasize deposits or obtain borrowings with desired maturities.

     The Company anticipates interest rate levels will remain stable in the first half of 2002, and will rise in the second half of 2002. Given this assumption, the Company's asset/liability strategy for 2002 is to move toward a reduced negative gap position (interest-bearing assets subject to repricing less than interest-earning liabilities subject to repricing) for periods up to a year. The impact of changing interest rates on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

CAPITAL ADEQUACY

     Shareholders' equity increased by $12.5 million or 6.8% in 2001 to $195.7 million. This increase was principally due to an increase in the valuation adjustment for securities available for sale. Cash dividends paid in 2001 increased $1.9 million or 13.6% compared to the cash dividends paid in 2000, which increased $943,000 or 6.9% compared to cash dividends paid in 1999. Earnings retained in 2001 were 49.5% compared to 47.7% in 2000.

     The following table sets forth certain capital performance ratios for the Company.

CAPITAL PERFORMANCE                      2001            2000             1999
                                         ----            ----             ----

   Return on average assets               1.25            1.13             1.21
   Return on average equity              16.80           17.30            17.20
   Earnings retained                     49.50           47.70            50.80


CAPITAL LEVELS                           Tier 1 Capital to           Tier 1 Capital to Risk-       Total Capital to Risk-
                                       Average Assets Ratio           Weighted Assets Ratio         Weighted Assets Ratio
                                       --------------------          -----------------------       ----------------------
                                       Dec. 31,     Dec. 31,          Dec. 31,     Dec. 31,        Dec. 31,     Dec. 31,
                                         2001         2000              2001         2000            2001         2000
                                         ----         ----              ----         ----            ----         ----
The Company                              7.99%        7.96%            10.53%       10.49%          11.82%       11.75%
National Penn Bank                       7.03%        7.02%             9.16%        9.14%          10.42%       10.40%
Panasia Bank N.A.                        6.64%        7.79%            12.38%       20.11%          13.64%       21.39%
"Well Capitalized" institution           5.00%        5.00%             6.00%        6.00%          10.00%       10.00%
  (under banking regulations)

     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 2000, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2001, the Company and the Banks meet the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

     The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

     In July 2001, the Company's Board of Directors approved the repurchase of up to 975,000 shares of its common stock to be used for the general corporate purposes, including the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock-based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. No timetable has been set for the repurchases. As of December 31, 2001, a total of 322,000 shares have been repurchased at an aggregate cost of approximately $7,517,000.

ACQUISITION OF PANASIA BANK

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

ACQUISITION OF COMMUNITY INDEPENDENT BANK, INC.

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

FUTURE OUTLOOK

     In 2002, National Penn Bank anticipates opening one new community office in Chester County, PA and Panasia Bank N.A. anticipates opening one new community office in Annandale, VA.

FORWARD-LOOKING STATEMENTS

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

o Changes in the interest rate environment may reduce interest margins and the volume of mortgage loan originations.

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

Item 8. FINANCIAL sTATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------


National Penn Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                    -------------------------------
                                                                                       2001                 2000
                                                                                    ----------           ----------

ASSETS
Cash and due from banks                                                              $ 101,796             $ 83,271
Interest bearing deposits in banks                                                       6,002               12,380
Federal funds sold                                                                          --                8,980
                                                                                    ----------           ----------

   Total cash and cash equivalents                                                     107,798              104,631

Investment securities available for sale, at fair value                                658,581              606,778
Loans, less allowance for loan losses of $42,207 and
   $39,033 in 2001 and 2000, respectively                                            1,814,162            1,759,887
Premises and equipment, net                                                             29,125               27,801
Accrued interest receivable                                                             15,332               17,615
Bank owned life insurance                                                               55,723               52,973
Investments, at equity                                                                   2,434                2,265
Other assets                                                                            44,327               43,497
                                                                                    ----------           ----------

   Total assets                                                                     $2,727,482           $2,615,447
                                                                                    ==========           ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                              $ 344,972            $ 303,885
   Interest-bearing                                                                  1,731,823            1,605,706
                                                                                    ----------           ----------

   Total deposits                                                                    2,076,795            1,909,591

Securities sold under repurchase agreements and  federal funds purchased               238,726              298,049
Short-term borrowings                                                                    9,480                9,041
Long-term borrowings                                                                   139,974              146,432
Guaranteed preferred beneficial interests in Company's subordinated debentures          40,250               40,250
Accrued interest payable and other liabilities                                          26,575               28,868
                                                                                    ----------           ----------

   Total liabilities                                                                 2,531,800            2,432,231
                                                                                    ----------           ----------

Shareholders' equity
   Preferred stock, no stated par value; authorized 1,000,000 shares, none issued -- -- Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2001 - 19,926,863; 2000 - 19,934,051,
      net of shares in Treasury: 2001 121,827; 2000 - 39,837                           166,138              154,719
   Retained earnings                                                                    29,333               26,597
   Accumulated other comprehensive income                                                3,119                2,753
   Treasury stock, at cost                                                              (2,908)                (853)
                                                                                    ----------           ----------

   Total shareholders' equity                                                          195,682              183,216
                                                                                    ==========           ==========


   Total liabilities and shareholders' equity                                       $2,727,482           $2,615,447
                                                                                    ==========           ==========


The accompanying notes are an integral part of these statements.

National Penn Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                              2001           2000           1999
                                                                            --------       --------       --------

INTEREST INCOME
Loans, including fees                                                       $150,079       $155,250       $139,025
Investment securities
   Taxable                                                                    25,709         24,303         20,722
   Tax-exempt                                                                 11,973         11,948         11,551
Federal funds sold                                                               177            601            489
Trading assets                                                                    --             --            196
Deposits in banks                                                                559            301            240
                                                                            --------       --------       --------

   Total interest income                                                     188,497        192,403        172,223
                                                                            --------       --------       --------

INTEREST EXPENSE
Deposits                                                                      70,498         72,960         60,003
Securities sold under repurchase agreements and
   federal funds purchased                                                     9,509         16,864          7,187
Short-term borrowings                                                            264            761            566
Long-term borrowings                                                          12,241         13,392         19,009
                                                                            --------       --------       --------

   Total interest expense                                                     92,512        103,977         86,765
                                                                            --------       --------       --------

   Net interest income                                                        95,985         88,426         85,458
Provision for loan losses                                                      9,000          7,325          6,570
                                                                            --------       --------       --------

   Net interest income after provision for loan losses                        86,985         81,101         78,888
                                                                            --------       --------       --------

OTHER INCOME
Trust income                                                                   5,172          4,855          4,006
Service charges on deposit accounts                                           10,343          7,074          5,986
Bank owned life insurance income                                               2,754          2,701          2,270
Other service charges and fees                                                11,176         10,294          8,517
Net gains on sale of investment securities                                       334            233             15
Mortgage banking income                                                        4,553          2,385          1,010
Equity in undistributed net earnings of affiliates                               170            117            178
Trading revenue                                                                   --             --          2,055
                                                                            --------       --------       --------

   Total other income                                                         34,502         27,659         24,037
                                                                            --------       --------       --------

OTHER EXPENSES
Salaries, wages and employee benefits                                         44,831         41,589         39,196
Net premises and equipment                                                    12,147         12,189         11,139
Other operating                                                               23,745         21,504         19,123
                                                                            --------       --------       --------

   Total other expenses                                                       80,723         75,282         69,458
                                                                            --------       --------       --------

   Income before income taxes                                                 40,764         33,478         33,467
Income taxes                                                                   8,030          5,690          5,816
                                                                            --------       --------       --------

   Net income                                                               $ 32,734       $ 27,788       $ 27,651
                                                                            ========       ========       ========


PER SHARE OF COMMON STOCK
   Basic earnings                                                              $1.64          $1.40          $1.39
   Diluted earnings                                                            $1.62          $1.39          $1.37
   Dividends paid                                                              $0.83          $0.73          $0.68

The accompanying notes are an integral part of these statements.

National Penn Bancshares, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                             Accumulated
                                                                                other                                Compre-
                                        Common                   Retained   comprehensive  Treasury                  hensive
                                        Shares       Par value   earnings   (loss) income    stock       Total       income
                                        ------       ---------   --------   -------------    -----       -----       ------

Balance at January 1, 1999            17,648,073     $117,920     $ 38,561    $ 9,652          $--     $166,133
   Net income                                 --           --       27,651         --           --       27,651     $27,651
   Cash dividends declared                    --           --      (14,652)        --           --      (14,652)
   5% stock dividend                     850,577       21,119      (21,119)        --           --           --
   Shares issued under
      stock-based plans                    6,437          714           --         --           --          714
   Other comprehensive (loss),
      net of reclassification
      adjustment and taxes                    --           --           --    (21,375)          --      (21,375)    (21,375)
                                      ----------     --------     --------    -------     --------     --------    --------

   Total comprehensive income                 --           --           --         --           --           --     $ 6,276
                                      ==========     ========     ========    =======     ========     ========    ========


   Effect of treasury
      stock transactions                (108,176)        (580)          --         --       (2,953)      (3,533)
                                      ----------     --------     --------    -------     --------     --------    --------


Balance at December 31, 1999          18,396,911      139,173       30,441    (11,723)      (2,953)     154,938
   Net income                                 --           --       27,788         --           --       27,788     $27,788
   Cash dividends declared                    --           --      (14,893)        --           --      (14,893)
   5% stock dividend                     887,062       16,739      (16,739)        --           --           --
   Shares issued under
      stock-based plans                    2,539           29           --         --           --           29
   Other comprehensive income,
      net of reclassification
      adjustment and taxes                    --           --           --     14,476           --       14,476      14,476
                                      ----------     --------     --------    -------     --------     --------    --------

   Total comprehensive income                 --           --           --         --           --           --     $42,264
                                      ==========     ========     ========    =======     ========     ========    ========


   Effect of treasury stock
      transactions                        66,936       (1,222)          --         --        2,100          878
                                      ----------     --------     --------    -------     --------     --------    --------


Balance at December 31, 2000          19,353,448      154,719       26,597      2,753         (853)     183,216
   Net income                                 --           --       32,734         --           --       32,734     $32,734
   Cash dividends declared                    --           --      (16,974)        --           --      (16,974)
   3% stock dividend                     581,979       13,024      (13,024)        --           --           --
   Other comprehensive income,
      net of reclassification
      adjustment and taxes                    --           --           --        366           --          366         366
                                      ----------     --------     --------    -------     --------     --------    --------

   Total comprehensive income                 --           --           --         --           --           --     $33,100
                                      ==========     ========     ========    =======     ========     ========    ========


   Effect of treasury stock
      transactions                        (8,564)      (1,605)          --         --       (2,055)      (3,660)
                                      ----------     --------     --------    -------     --------     --------    --------

Balance at December 31, 2001          19,926,863     $166,138     $ 29,333    $ 3,119     $ (2,908)    $195,682
                                      ==========     ========     ========    =======     ========     ========    ========

The accompanying notes are an integral part of this statement.

National Penn Bancshares, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                              2001           2000           1999
                                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $ 32,734       $ 27,788       $ 27,651
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Provision for loan losses                                                   9,000          7,325          6,570
   Depreciation and amortization                                               6,379          5,894          4,992
   Trading account securities                                                     --             --         21,589
   Deferred income tax benefit                                                   (47)         7,767        (12,745)
   Amortization of premiums and discounts on
   investment securities, net                                                  2,014          1,862          1,882
   Investment securities gains, net                                             (334)          (277)           (15)
   Mortgage loans originated for resale                                      (65,329)       (42,235)       (53,397)
   Sale of mortgage loans originated for resale                               66,272         42,483         54,813
   Changes in assets and liabilities
   (Increase) decrease in accrued interest receivable                          2,283         (3,182)           648
   Increase (decrease) in accrued interest payable                            (5,101)         5,716          3,017
   Increase in other assets                                                   (3,293)       (16,330)        (2,776)
   Increase (decrease) in other liabilities                                    2,353         (3,329)           (23)
                                                                            --------       --------       --------

      Net cash provided by operating activities                               46,931         33,482         52,206
                                                                            --------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid in excess of cash equivalents for businesses acquired                --         (1,387)            --
   Proceeds from sales of investment securities available for sale            25,601         47,043         45,661
   Proceeds from maturities of investment securities available for sale      187,041         39,178        124,830
   Purchase of investment securities available for sale                     (265,928)      (150,800)      (184,748)
   Net increase in loans                                                     (63,275)      (143,685)      (144,388)
   Purchases of premises and equipment                                        (6,136)        (6,577)        (4,080)
   Increase in bank owned life insurance                                      (2,750)        (2,594)        (6,890)
                                                                            --------       --------       --------

   Net cash used in investing activities                                    (125,447)      (218,822)      (169,615)
                                                                            --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in interest and non-interest
   bearing demand deposits and savings accounts                              193,247        151,280         23,859
   Net (decrease) increase in certificates of deposit                        (26,043)        74,461        101,246
   Net (decrease) increase in securities sold under
   agreements to repurchase and federal funds purchased                      (59,323)        97,240         41,223
   Net (decrease) increase in short-term borrowings                              439        (13,878)           364
   Proceeds from long-term borrowings                                             --         68,376         50,100
   Repayments of long-term borrowings                                         (6,458)      (145,021)       (80,650)
   Issuance of common stock under dividend
   reinvestment and stock option plan                                             --             29            714
   Effect of treasury stock transactions                                      (3,660)           878         (3,533)
   Cash dividends                                                            (16,519)       (14,538)       (13,595)
                                                                            --------       --------       --------

      Net cash provided by financing activities                               81,683        218,827        119,728
                                                                            --------       --------       --------

      Net increase in cash and cash equivalents                                3,167         33,487          2,319

Cash and cash equivalents at beginning of year                               104,631         71,144         68,825
                                                                            --------       --------       --------

Cash and cash equivalents at end of year                                    $107,798       $104,631       $ 71,144
                                                                            ========       ========       ========

The accompanying notes are an integral part of these statements.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           National Penn Bancshares, Inc., primarily through its Bank subsidiaries, National Penn Bank (NPB) and Panasia Bank, N.A. (Panasia) (collectively, the Banks), has been serving residents and businesses of southeastern Pennsylvania since 1874 and northern New Jersey since July 2000. The Banks, which have in excess of 60 branch locations, are locally managed community banks providing commercial banking products, primarily loans and deposits. Trust services are provided through Investors Trust Company (ITC). Penn 1st Financial Services, Inc. (Penn 1st) is a mortgage banking company and is engaged in the activity of extending credit and servicing loans. Penn Securities, Inc., is a registered broker dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. The Banks, ITC and Penn Securities, Inc. encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

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

           The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, NPB, Panasia, ITC, National Penn Investment Company, National Penn Life Insurance Company, NPB Capital Trust, and NPB's wholly owned subsidiaries Penn 1st, Penn Securities, Inc., Link Financial Services, Inc., NPB Delaware, Inc., and National Penn Consulting Services, Inc. Investments owned between 20% and 50% are accounted for using the equity method. All material intercompany balances have been eliminated.

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

           Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank, a northern New Jersey institution concentrating in the Asian community. As the result of Panasia's market penetration in the northern New Jersey area, the Company had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the Panasia franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan an impairment may be recognized.

           Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.

     INVESTMENT SECURITIES

           Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. Debt and equity securities held for resale during 1998 were classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income as trading revenue. The Company did not have any trading securities as of December 31, 2001 and 2000.

           The Company entered into interest rate swap and floor agreements to manage its sensitivity to interest rate risk. For interest rate risk management swap and floors agreements, interest income or interest expense is accrued over the terms of the agreements and transaction fees are deferred and amortized to interest income or expense over the terms of the agreements.

           SFAS No. 133, (SFAS No. 133) Accounting for Derivative Instruments and Hedging Activities was amended in June, 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available for sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS No. 133 effective January 1, 2001 and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.

     LOANS AND ALLOWANCE FOR LOAN LOSSES

           Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged as an expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans, and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

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

           The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended. In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

           On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is, effective upon issuance. The adoption of SAB No. 102 does not have a material impact on the Company's financial position or results of operations.

     PREMISES AND EQUIPMENT

           Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

     GOODWILL AND CORE DEPOSIT INTANGIBLES

           Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank (Panasia) in 2000 and is being amortized on a straight-line basis over approximately 20 years and is included in other assets. The unamortized balance at December 31, 2001 and 2000 was $19,202,000 and $17,028,000, respectively. Amortization expense for the year ended December 31, 2001 and 2000 was $1,567,000 and $1,000,000, respectively.

           The Company has recognized core deposit intangibles, as a result of a branch acquisitions, which are being amortized on a straight-line basis over 8 years and are included in other assets.

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

           Upon the adoption of SFAS No. 142 on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $1,600,000.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     OTHER ASSETS

           Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

     BANK OWNED LIFE INSURANCE

           The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies.

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

     STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                                Years Ended December 31,
                                           -------------------------------------
                                            2001           2000           1999
                                            ----           ----           ----

            Interest                       $97,109        $95,997        $79,832
            Taxes                            9,538          9,372          7,323

     LOAN FEES AND RELATED COSTS

           The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     ADVERTISING COSTS

           It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999, was approximately $2,728,000, $2,709,000 and $2,453,000, respectively.

     COMPREHENSIVE INCOME

           SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

                                       December 31, 2001          December 31, 2000              December 31, 1999
                                 -------------------------     -----------------------      --------------------------
                                  Before      Tax   Net of     Before     Tax   Net of       Before     Tax     Net of
                                    tax    (expense)  tax        tax   (expense)  tax          tax   (expense)    tax
                                  amount    benefit amount     amount   benefit amount       amount   benefit   amount
                                  ------    ------- ------     ------   ------- ------       ------   -------   ------
Unrealized gains (losses)
   on securities
     Unrealized holding (losses)
      gains arising during period    $897    $(314)   $583     $22,503  $(7,876)  $14,627   $(32,869)   $11,504  $(21,365)

     Less reclassification
      adjustment for gains
      realized in net income          334     (117)    217         233      (82)      151         15         (5)       10
                                     ----    -----    ----     -------  -------   -------   --------    -------  --------

  Other comprehensive
   income (loss), net                $563    $(197)   $366     $22,270  $(7,794)  $14,476   $(32,884)   $11,509  $(21,375)
                                     ====    =====    ====     =======  =======   =======   ========    =======  ========

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


2. ACQUISITIONS

           On January 3, 2001, the Company completed a merger with Community Independent Bank, Inc. (CIB). Under the terms of the merger, each share of CIB stock was converted into 0.945 shares of the Company's common stock, resulting in an issuance of 679,022 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 19,764 shares of the Company's common stock, with an exercise price of $8.89 to $12.22 per share. This transaction was accounted for under the pooling of interests method of accounting.

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

           On January 4, 1999, the Company, through the Bank, completed a merger with Elverson National Bank (Elverson). Under the terms of the merger, each share of Elverson was converted into 1.4973 shares of the Company's common stock, resulting in an issuance of 4,133,021 shares of the Company's common stock. In addition, outstanding stock options to purchase Elverson common stock were converted into stock options to purchase 62,879 shares of the Company's common stock, with an exercise price of $12.00 to $14.55 per share. This transaction was accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisition.

3.   INVESTMENT SECURITIES

           The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities are summarized as follows (in thousands):

                                                                              December 31, 2001
                                                           -------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      unrealized     unrealized         Fair
                                                             cost            gains         losses           value
                                                             ----            -----         ------           -----

     U.S. Treasury and U.S. Government agencies             $ 52,989       $ 2,734          $ (12)        $ 55,711
     State and municipal bonds                               251,245         2,544         (4,659)         249,130
     Mortgage-backed securities                              307,838         4,127           (958)         311,007
     Marketable equity securities and other                   41,711         2,305         (1,283)          42,733
                                                            --------       -------        -------         --------
        Totals                                              $653,783       $11,710        $(6,912)        $658,581
                                                            ========       =======        =======         ========

                                                                              December 31, 2000
                                                           -------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      unrealized     unrealized         Fair
                                                             cost            gains         losses           value
                                                             ----            -----         ------           -----

     U.S. Treasury and U.S. Government agencies             $153,010        $1,918         $ (528)        $154,400
     State and municipal bonds                               231,366         4,168         (1,765)         233,769
     Mortgage-backed securities                              163,937         1,762           (663)         165,036
     Marketable equity securities and other                   54,230         1,681         (2,338)          53,573
                                                            --------       -------        -------         --------
        Totals                                              $602,543        $9,529        $(5,294)        $606,778
                                                            ========       =======        =======         ========

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


3.   INVESTMENT SECURITIES - Continued

           The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 2001 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Amortized             Fair
                                                                 cost                value
                                                              ----------           ----------
            Due in one year or less                            $ 23,753             $ 24,687
            Due after one through five years                     28,543               29,558
            Due after five through ten years                     71,204               72,124
            Due after ten years                                 488,572              489,479
            Marketable equity securities and other               41,711               42,733
                                                               --------             --------
                                                               $653,783             $658,581
                                                               ========             ========

           Proceeds from the sales of investment securities during 2001, 2000 and 1999, were $25,601,000, $47,043,000 and $45,661,000, respectively.
     Gross gains realized on those sales were $961,000, $676,000 and $339,000 in 2001, 2000 and 1999, respectively, gross losses were $627,000 in 2001 and $443,000 in 2000 and $324,000 in 1999. As of December 31, 2001 and 2000,
     investment securities with a book value of $426,406,000 and $362,121,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2001 and 2000, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

4.   LOANS

           Major classifications of loans are as follows (in thousands):

                                                                          December 31,
                                                                ------------------------------
                                                                  2001                 2000
                                                                ---------            ---------
            Commercial and industrial loans                     $ 357,706            $ 319,074
            Real estate loans
               Construction and land development                  128,655              151,364
               Residential                                        672,329              689,784
               Other                                              614,289              560,356
            Loans to individuals                                   83,390               78,342
                                                                ---------            ---------
                                                                1,856,369            1,798,920
            Allowance for loan losses                             (42,207)             (39,033)
                                                                ---------            ---------
               Total loans, net                                $1,814,162           $1,759,887
                                                               ==========           ==========

           Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $15,988,000 and $12,984,000 at December 31, 2001 and 2000, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $215,000, $251,000 and $425,000 for 2001, 2000 and 1999, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $11,794,000 and $4,559,000 at December 31, 2001 and 2000, respectively.

           The balance of impaired loans was $12,667,000 at December 31, 2001. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

4.   LOANS - Continued

     the loan agreement. The impaired loan balance included $12,667,000 of non-accrual loans. The allowance for loan loss associated with the $12,667,000 of impaired loans was $2,458,000 at December 31, 2001. The average impaired loan balance was $19,520,000 during 2001 and the income recognized on impaired loans during 2001 was $863,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

           The balance of impaired loans was $5,548,000 at December 31, 2000. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $5,548,000 of non-accrual loans. The allowance for loan loss associated with the $5,548,000 of impaired loans was $1,701,000 at December 31, 2000. The average impaired loan balance was $10,234,000 and $8,918,000 during 2000 and 1999 and the income recognized on impaired loans during 2000 and 1999 was $437,000 and $439,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

          Changes in the allowance for loan losses are as follows (in thousands):

                                                         Years Ended December 31,
                                                   --------------------------------------
                                                     2001           2000           1999
                                                    -------        -------        -------
            Balance, beginning of year              $39,033        $35,351        $31,555
               Acquisition of Panasia                    --          1,384             --
               Provision charged to operations        9,000          7,325          6,570
               Loans charged off                    (8,174)         (7,109)        (5,301)
               Recoveries                             2,348          2,082          2,527
                                                    -------        -------        -------
            Balance, end of year                    $42,207        $39,033        $35,351
                                                    =======        =======        =======


5.   PREMISES AND EQUIPMENT

          Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                        Estimated               December 31,
                                                                       useful lives          2001           2000
                                                                       ------------          ----           ----
            Land                                                       Indefinite           $ 3,171        $ 3,055
            Buildings                                                  5 to 40 years         20,978         19,094
            Equipment                                                  3 to 10 years         35,416         31,760
            Leasehold improvements                                     2 to 40 years          6,673          6,368
                                                                                            -------        -------
                                                                                             66,238         60,277
            Accumulated depreciation and amortization                                       (37,113)       (32,476)
                                                                                            -------        -------
                                                                                            $29,125        $27,801
                                                                                            =======        =======



           Depreciation and amortization expense amounted to $4,812,000, $4,895,000 and $4,253,000 for the years ended December 31, 2001, 2000 and
     1999, respectively.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

6.   DEPOSITS

           The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $267,540,000 and $242,900,000 in 2001 and 2000, respectively.

           At December 31, 2001, the scheduled maturities of certificates of deposit are as follows (in thousands):

                  2002                                $665,821
                  2003                                 164,269
                  2004                                  55,721
                  2005                                   8,182
                  Thereafter                            10,989
                                                      --------
                                                      $904,982
                                                      ========

7.   SHORT-TERM BORROWINGS

           Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                                             At or for the year ended December 31,
                                                                           ----------------------------------------
                                                                              2001           2000           1999
                                                                            --------        --------       --------
     Securities sold under repurchase agreements
        and federal funds purchased
           Balance at year-end                                              $238,726        $298,049       $200,809
           Average during the year                                           251,781         290,015        159,108
           Maximum month-end balance                                         300,532         344,125        214,352
           Weighted average rate during the year                                3.78%           5.81%          4.52%
           Rate at December 31                                                  2.02%           4.94%          4.30%

     Short-term borrowings
           Balance at year-end                                               $ 9,480         $ 9,041       $ 22,919
           Average during the year                                             7,235          13,942         11,091
           Maximum month-end balance                                          10,012          26,170         22,919
           Weighted average rate during the year                                3.65%           5.46%          5.10%
           Rate at December 31                                                  1.52%           4.87%          4.04%

           The weighted average rates paid in aggregate on these borrowed funds for 2001, 2000 and 1999 were 3.78%, 5.80% and 4.56%, respectively.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

8.   LONG-TERM BORROWINGS

     FHLB ADVANCES

           At December 31, 2001, advances from the Federal Home Loan Bank (FHLB) totaling $125,537,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 6.01%. Unused lines of credit at the FHLB were $444,811,000 and $407,660,000 at December 31, 2001 and 2000,
     respectively.

           Outstanding borrowings mature as follows (in thousands):

                  2002                                    $ 35,000
                  2003                                          --
                  2004                                          --
                  2005                                          --
                  2006                                          --
                  Thereafter                                90,537
                                                          --------
                                                          $125,537
                                                          ========




     OTHER BORROWINGS

           During 2000, the Company borrowed $21,000,000 with an interest rate of the federal funds rate plus 0.875%. The note matures on June 30, 2004 and requires monthly interest and quarterly principal payments. The balance as of December 31, 2001 is $14,437,000 with an interest rate of 2.725%.

     SUBORDINATED DEBENTURES

           The Company issued $41,500,000 of 9% junior subordinated deferrable interest debentures (the debentures) to NPB Capital Trust (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $40,250,000 of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 20, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027.

9.   PENSION PLANS

           NPB and its subsidiaries and ITC has a non-contributory defined benefit pension plan covering substantially all employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

9.   PENSION PLANS - Continued

           The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                            December 31,
                                                                     2001                 2000
                                                                     -------             -------
           Change in benefit obligation
               Benefit obligation at beginning of year               $11,589             $10,249
               Service cost                                            1,089                 997
               Interest cost                                             832                 709
               Actual gain                                               289                 438
               Benefits paid                                            (333)               (270)
               Effect of change in assumptions                           614                (534)
                                                                     -------             -------
               Benefits obligation at end of year                     14,080              11,589
                                                                     -------             -------

           Change in plan assets
               Fair value of plan assets at beginning of year         15,982              12,835
               Actual return on plan assets                           (1,305)              2,310
               Employer contribution                                   1,221               1,107
               Benefits paid                                            (333)               (270)
                                                                     -------             -------
               Fair value of plan assets at end of year               15,565              15,982
                                                                     -------             -------

           Funded status                                               1,485               4,393
           Unrecognized net actuarial gain                               490              (3,151)
           Unrecognized prior service cost                                49                 116
                                                                     -------             -------
           Prepaid benefit cost (included in other assets)           $ 2,024             $ 1,358
                                                                     =======             =======

           Net pension cost included the following components (in thousands):

                                                                        Year ended December 31,
                                                                 ------------------------------------
                                                                  2001           2000           1999
                                                                 -------        -------        ------
           Service cost                                          $ 1,089          $ 997         $ 812
           Interest cost on projected benefit obligation             832            709           639
           Actual return on plan assets                            1,305         (2,310)       (1,647)
           Net amortization and deferral                          (2,670)         1,281           845
                                                                 -------          -----         -----
           Net periodic benefit cost                             $   556          $ 677         $ 649
                                                                 =======          =====         =====

           The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.13% and 4.50%, respectively in 2001; 7.13% and 4.50%, respectively, in 2000; and 6.75% and 4.50%, respectively, in 1999. The expected long-term rate of return on assets was 8.25% for 2001, 2000 and 1999.

           The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $809,000, $671,000 and $594,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

10.  INCOME TAXES

           The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                                 Year ended December 31,
                                                           ------------------------------------
                                                            2001           2000           1999
                                                            ------         ------        ------
           Income tax expense
              Current                                       $7,404         $7,252        $6,544
              Deferred federal benefit                        (217)        (1,654)       (1,259)
                                                            ------         ------        ------
                                                             7,187          5,598         5,285
           Additional paid-in capital from benefit
              of stock options exercised                       843             92           531
                                                            ------         ------        ------
           Applicable income tax expense                    $8,030         $5,690        $5,816
                                                            ======         ======        ======

           The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                                    Year ended December 31,
                                                              ------------------------------------
                                                               2001           2000           1999
                                                              -------        -------       -------

           Computed tax expense at statutory rate             $14,268        $11,717       $11,711
              Decrease in taxes resulting from
                Tax-exempt loan and investment income          (5,939)        (5,711)       (5,435)
                Other, net                                       (299)          (316)         (460)
                                                              -------        -------       -------
           Applicable income tax expense                      $ 8,030        $ 5,690       $ 5,816
                                                              =======        =======       =======

          Deferred tax assets and liabilities consist of the following (in thousands):

                                                                       2001                 2000
                                                                      -------             -------
           Deferred tax assets
               Deferred loan fees                                       $ 135               $ 254
               Allowance for loan and lease loss                       13,978              13,574
               Deferred compensation                                    1,176                 948
               Loan sales valuation                                        54                  54
                                                                      -------             -------
                                                                       15,343              14,830
                                                                      -------             -------

           Deferred tax liabilities
               Pension                                                    898                 665
               Partnership investments                                    448                 378
               Cash to accrual                                              8                  15
               Investment securities available for sale                 1,678               1,481
               Rehab credit adjustment                                     44                  44
                                                                      -------             -------
                                                                        3,076               2,583
                                                                      -------             -------
           Net deferred tax asset (included in other assets)          $12,267             $12,247
                                                                      =======             =======

           As a result of the acquisition of Panasia Bank, the Company computed a net deferred tax asset of $209,000 and a deferred tax liability on unrealized holding gains of $160,000, during 2000.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

11.  SHAREHOLDERS' EQUITY

           On October 24, 2001, the Company declared a 3% stock dividend to shareholders of record on December 11, 2001 and payable on December 27, 2001.

           On July 25, 2001, the Company approved a stock repurchase plan of 975,000 shares of its common stock. Repurchases can be from time to time and will be used for general corporate purposes including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock benefit plans. No timetable has been set for the repurchases. As of December 31, 2001, a total of 322,000 shares have been repurchased at an aggregate cost of approximately $7,517,000.

           On October 25, 2000, the Company declared a 5% stock dividend to shareholders of record on December 8, 2000 and payable on December 20, 2000. On October 27, 1999, the Company declared a 5% stock dividend to shareholders of record on December 6, 1999, and payable on December 22, 1999.

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


13.  EARNINGS PER SHARE

                                                                            Year ended December 31, 2001
                                                                    ----------------------------------------------
                                                                       Income            Shares          Per share
                                                                     (numerator)      (denominator)       amount
                                                                       ------            ------          ---------
     Basic earnings per share
        Net income available to common stockholders                    $32,734            19,985           $1.64
     Effect of dilutive securities
        Options                                                             --               238           (0.02)
                                                                       -------            ------           -----
     Diluted earnings per share
        Net income available to common stockholders
           plus assumed conversions                                    $32,734            20,223           $1.62
                                                                       =======            ======           =====

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

           Options to purchase 1,096,893 shares of common stock at $23.28 to $27.30 per share were outstanding during 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                            Year ended December 31, 2000
                                                                     ---------------------------------------------
                                                                       Income            Shares          Per share
                                                                     (numerator)      (denominator)       amount
                                                                       ------            ------          ---------
     Basic earnings per share
        Net income available to common stockholders                    $27,788            19,818           $1.40
     Effect of dilutive securities
        Options                                                             --               214           (0.01)
                                                                       -------            ------           -----
     Diluted earnings per share
        Net income available to common stockholders
          plus assumed conversions                                     $27,788            20,032           $1.39
                                                                       =======            ======           =====

           Options to purchase 847,961 shares of common stock at $23.06 to $27.30 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                            Year ended December 31, 1999
                                                                     ---------------------------------------------
                                                                       Income            Shares          Per share
                                                                     (numerator)      (denominator)       amount
                                                                     -----------      -------------       ------
     Basic earnings per share
        Net income available to common stockholders                    $27,651            19,921           $1.39
     Effect of dilutive securities
        Options                                                             --               308           (0.02)
                                                                       -------            ------           -----
     Diluted earnings per share
        Net income available to common stockholders
          plus assumed conversions                                     $27,651            20,229           $1.37
                                                                       =======            ======           =====

           Options to purchase 838,580 shares of common stock at $23.06 to $27.30 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS

          Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

                  Year ending December 31,
                  ------------------------
                  2002                                          $ 2,719
                  2003                                            2,352
                  2004                                            1,980
                  2005                                            1,369
                  2006                                              678
                  Thereafter                                      1,268
                                                                -------
                                                                $10,366
                                                                =======

           The total rental expense was approximately $3,138,000, $3,104,000 and $2,865,000 in 2001, 2000 and 1999, respectively.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

14.  COMMITMENTS AND CONTINGENT LIABILITIES - Continued

     OTHER

           In the normal course of business, the Company, the Banks and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15.  STOCK OPTIONS

           The Company maintains an Officers' and Key Employees' Stock Compensation Plan (Officers' Plan). A total of 2,449,469 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. Options granted under the Officers' Plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 1,345,097 outstanding options under the Officers' Plan at December 31, 2001. Options granted under the Company's previous stock option plan, are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. There are 714,278 outstanding options at December 31, 2001.

           In addition, the Company has a Non-employee Director Stock Option Plan (Directors' Plan). Under the Directors' Plan, a total of 312,990 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under the Directors' Plan fully vest after two years and expire ten years from the date of issue. There are 60,459 outstanding options under the Directors' Plan at December 31, 2001.

           Under all plans, the option price per share is equivalent to 100% of the fair market value on the date the options were granted as determined pursuant to the plan. Accordingly, no compensation cost has been recognized for the plans. The number of shares available for granting totaled 424,199 at December 31, 2000 and 1,164,805 at December 31, 2001. As of December 31, 2001, 62,113 options were outstanding as a result of previous acquisitions.

           Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                                     Year ended December 31,
                                                                             -------------------------------------
                                                                              2001           2000           1999
                                                                             -------        -------        -------
     Net income                                As reported                   $32,734        $27,788        $27,651
                                               Pro forma                      32,182         26,801         26,565
     Earnings per share of
              common stock - basic             As reported                      1.64           1.40           1.39
                                               Pro forma                        1.61           1.35           1.33
     Earnings per share of
              common stock - diluted           As reported                      1.62           1.39           1.37
                                               Pro forma                        1.59           1.34           1.31

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.85%, 4.25% and 3.23%; expected volatility of 14.0%, 14.0% and 17.0%; risk-free interest rates for each plan of 5.23% and 5.04% for 2001 and 6.78% and 5.38% for 2000 and 6.50% and 4.79% for 1999; and
     expected lives of 8.11 years and 7.02 years for each plan in 2001, 6.63 years and 7.56 years for each plan in 2000 and 6.23 years and 8.98 years for each plan in 1999.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

15.  STOCK OPTIONS - Continued

          A summary of the status of the Company's fixed option plans is presented below:

                                                  2001                         2000                     1999
                                           ---------------------------------------------------------------------------
                                                        Weighted                    Weighted                  Weighted
                                                         average                     average                   average
                                                        exercise                    exercise                  exercise
                                            Shares        price         Shares        price       Shares        price
                                           ---------------------------------------------------------------------------
     Outstanding, beginning of year        2,225,104      $18.39       1,972,864     $18.10       1,855,253     $16.59
        Granted                              300,024       23.61         306,941      19.38         301,375      23.45
        Exercised                           (302,697)      12.34         (43,459)     10.54        (171,574)     11.05
        Forfeited                            (40,484)      23.00         (11,242)     24.71         (12,190)     19.50
                                           ---------      ------       ---------     ------       ---------     ------

     Outstanding, end of year              2,181,947      $19.87       2,225,104     $18.39       1,972,864     $18.10
                                           =========      ======       =========     ======       =========     ======

     Options exercisable at year-end       1,451,657                   1,263,161                    952,603
                                           =========                   =========                    =======

     Weighted average fair value of
        options granted during the year                    $3.17                      $2.56                      $5.77
                                                           =====                      =====                      =====


          The following table summarizes information about nonqualified options outstanding at December 31, 2001:

                                      Options outstanding                                   Options exercisable
                              --------------------------------                        ----------------------------
                                                    Weighted
                                  Number             average          Weighted            Number          Weighted
                              outstanding at        remaining          average        outstanding at       average
             Range of          December 31,        contractual        exercise         December 31,       exercise
          exercise prices          2001           life (years)          price              2001             price
          ---------------          ----           ------------          -----              ----             -----
          $ 8.19 - 10.92            79,865             1.5             $ 8.89              79,865          $ 8.89
           10.93 - 13.65           295,212             3.2              13.07             295,212           13.07
           13.66 - 16.38           228,729             4.2              14.06             191,882           14.05
           16.39 - 19.11           199,700             1.8              17.71             199,700           17.71
           19.12 - 21.84           281,548             8.0              19.60              93,070           19.61
           21.85 - 24.57           852,487             7.0              23.28             419,109           23.00
           24.58 - 27.30           244,406             5.8              27.30             172,819           27.30
                                 ---------                                              ---------
                                 2,181,947                                              1,451,657
                                 =========                                              =========


16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

           The Company grants commercial and residential loans to customers throughout southeastern Pennsylvania and northern New Jersey. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

           Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2001 and 2000, are as follows (in thousands):

                                                                     2001                  2000
                                                                     ----                  ----
     Financial instruments whose contract
       amounts represent credit risk
         Commitments to extend credit                                $583,016             $576,274
         Standby letters of credit                                     23,644               23,760

     Financial instruments whose notional or contract amounts
       exceed the amount of credit risk
         Interest rate swap agreements                                 40,000               70,000
         Interest rate floor                                               --               50,000

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

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2001, varies up to 100%; the average amount collateralized is 90%.

           Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

     have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 2001, the interest rate swaps had the effect of increasing the Company's net interest income by $1,029,000 over what would have been realized had the Company not entered into the swap agreements.

           An interest rate floor is a contract that protects the holder against a decline in interest rates below a certain point. The primary risk associated with interest rate floors is exposure to current and possible future movements in interest rates. The interest rate floor expired in 2001.

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

           Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2001 and 2000, were as follows (in thousands):

                                                           December 31, 2001               December 31, 2000
                                                       -------------------------       -------------------------
                                                       Carrying      Estimated         Carrying       Estimated
                                                        amount       fair value         amount        fair value
                                                        ------       ----------         ------        ----------
     Cash and cash equivalents                          $107,798        $107,798         $104,631       $104,631
     Investment securities available for sale            658,581         658,581          606,778        606,778

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

                                                            December 31, 2001               December 31, 2000
                                                       -------------------------      --------------------------
                                                       Carrying      Estimated         Carrying       Estimated
                                                        amount       fair value         amount        fair value
                                                        ------       ----------         ------        ----------
     Deposits with stated maturities                    $904,982        $918,149        $931,024        $941,404
     Repurchase agreements, federal funds
        purchased and short-term borrowings              248,206         248,206         307,090         307,090
     Long-term borrowings                                139,974         142,795         146,432         141,979
     Subordinated debentures                              40,250          42,065          40,250          40,451

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

           Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $1,171,813,000 for 2001 and $978,567,000 for 2000.

           The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                December 31, 2001               December 31, 2000
                           ------------------------        -------------------------
                           Carrying      Estimated         Carrying       Estimated
                            amount       fair value         amount        fair value
                            ------       ----------         ------        ----------
                                                  (in thousands)

        Net loans           $1,814,162     $1,887,862       $1,759,887     $1,835,118

           The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

           The fair value of interest rate swaps and interest rate floors are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate swaps and the interest rate floor are approximately $4.1 million and $442,000.


19.  REGULATORY MATTERS

           The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2001, was approximately $8,334,000.

           Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2002, the Banks, without prior approval of bank regulators, can declare dividends to the Company totaling $29,464,000 plus additional amounts equal to the net earnings of the Banks for the period January 1, 2002, through the date of declaration less dividends previously paid in 2002.

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

           Quantitative measures established by regulations to ensure capital adequacy require the Banks and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Banks and Company meet all capital adequacy requirements to which they are subject.

           As of December 31, 2001, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

19.  REGULATORY MATTERS - Continued

                                                                                                     To be well
                                                                                                  capitalized under
                                                                           For capital            prompt corrective
                                                    Actual              adequacy purposes         action provisions
                                              -------------------      -------------------       -------------------
(Dollars in thousands)                         Amount      Ratio       Amount        Ratio       Amount        Ratio
                                               ------      -----       ------        -----       ------        -----
As of December 31, 2001
   Total capital (to risk-weighted assets)
      National Penn Bancshares, Inc.           $238,304     11.82%      $161,356      8.00%            N/A         N/A
      National Penn Bank                        197,195     10.42        151,358      8.00        $189,198       10.00
      Panasia Bank N.A.                          11,068     13.64          6,490      8.00           8,113       10.00

   Tier I capital (to risk-weighted assets)
      National Penn Bancshares, Inc.            212,427     10.53         80,678      4.00             N/A         N/A
      National Penn Bank                        173,338      9.16         75,679      4.00         113,519        6.00
      Panasia Bank N.A.                          10,045     12.38          3,245      4.00           4,868        6.00

   Tier I capital (to average assets)
      National Penn Bancshares, Inc.            212,427      7.99        106,342      4.00             N/A         N/A
      National Penn Bank                        173,338      7.03         98,691      4.00         123,364        5.00
      Panasia Bank N.A.                          10,045      6.64          6,047      4.00           7,558        5.00


As of December 31, 2000
   Total capital (to risk-weighted assets)
      National Penn Bancshares, Inc.           $227,589     11.75%      $155,784      8.00%            N/A         N/A
      National Penn Bank                        192,758     10.40        149,112      8.00        $184,747       10.00
      Panasia Bank N.A.                           9,214     21.39          3,447      8.00           4,308       10.00

   Tier I capital (to risk-weighted assets)
      National Penn Bancshares, Inc.            203,197     10.49         80,276      4.00             N/A         N/A
      National Penn Bank                        169,417      9.14         76,940      4.00         112,575        6.00
      Panasia Bank N.A.                           8,666     20.11          1,723      4.00           2,585        6.00

   Tier I capital (to average assets)
      National Penn Bancshares, Inc.            203,197      7.96        103,648      4.00             N/A         N/A
      National Penn Bank                        169,417      7.02        121,152      4.00          98,056        5.00
      Panasia Bank N.A.                           8,666      7.79          4,446      4.00           5,557        5.00

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------


20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                              December 31,
                                                                      -----------------------------
                                                                        2001                  2000
                                                                      --------             --------
     Assets
        Cash                                                           $ 2,601                  $ 4
        Investment in Bank subsidiaries, at equity                     206,226              198,381
        Investment in other subsidiaries, at equity                     46,649               45,798
        Other assets                                                       914                2,588
                                                                      --------             --------
                                                                      $256,390             $246,771
                                                                      ========             ========

     Liabilities and shareholders' equity
        Long-term borrowings                                          $ 14,437             $ 18,375
        Guaranteed preferred beneficial interests in Company's
           subordinated debentures                                      41,495               41,495
        Other liabilities                                                4,776                3,685
        Shareholders' equity                                           195,682              183,216
                                                                      --------             --------
                                                                      $256,390             $246,771
                                                                      ========             ========

                         CONDENSED STATEMENTS OF INCOME

                                                                                  Year ended December 31,
                                                                         ----------------------------------------
                                                                          2001             2000             1999
                                                                         -------           -------        -------
     Income
        Equity in undistributed net earnings of subsidiaries             $10,892           $13,246        $14,675
        Dividends from subsidiary                                         24,441            17,365         15,372
        Interest and other income                                            483               218            168
                                                                         -------           -------        -------
                                                                          35,816            30,829         30,215
     Expense
        Interest on subordinated debentures                                3,735             3,735          3,735
        Interest on long-term borrowings                                     837               725             --
        Other operating expenses                                             115               100            118
                                                                         -------           -------        -------
                                                                           4,687             4,560          3,853
           Income before income tax benefit                               31,129            26,269         26,362

     Income tax benefit                                                   (1,605)           (1,519)        (1,289)
                                                                         -------           -------        -------
           Net income                                                    $32,734           $27,788        $27,651
                                                                         =======           =======        =======

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

20.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                         -----------------------------------------
                                                                          2001             2000             1999
                                                                         -------          --------         -------
     Cash flows from operating activities
        Net income                                                       $32,734          $ 27,788         $27,651
        Equity in undistributed net earnings of subsidiaries             (10,892)          (13,246)        (14,675)
        (Increase) decrease in other assets                                1,674            (1,434)             99
        (Decrease) increase in other liabilities                           1,091                73           1,056
                                                                         -------          --------         -------
           Net cash provided by operating activities                      24,607            13,181          14,131
                                                                         -------          --------         -------
     Cash flows from investing activities
        Cash paid to acquire businesses                                       --           (20,025)             --
        Additional investment in subsidiaries, at equity                   2,562             1,198           4,601
                                                                         -------          --------         -------
           Net cash (used in) provided by investing activities             2,562           (18,827)          4,601
                                                                         -------          --------         -------
     Cash flows from financing activities
        Proceeds from issuance of long-term debt                              --            21,000              --
        Repayment of long-term debt                                       (3,938)           (2,625)             --
        Proceeds from issuance of stock                                       --                29             714
        Effect of treasury stock transactions                             (3,660)              878          (3,533)
        Cash dividends                                                   (16,974)          (14,893)        (14,652)
                                                                         -------          --------         -------
           Net cash provided by (used in) financing activities           (24,572)            4,389         (17,471)
                                                                         -------          --------         -------
           Net (decrease) increase in cash and cash equivalents            2,597            (1,257)          1,261

     Cash and cash equivalents at beginning of year                            4             1,261              --
                                                                         -------          --------         -------

     Cash and cash equivalents at end of year                            $ 2,601          $      4         $ 1,261
                                                                         =======          ========         =======

21.  SEGMENT INFORMATION

           SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has identified its reportable operating segment as "Community Banking".

           The Company's community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

           Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include ITC, Penn Securities, National Penn Life Insurance Company, NPB Capital Trust and the Parent.

           The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

National Penn Bancshares, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2001 and 2000
--------------------------------------------------------------------------------

21.  SEGMENT INFORMATION - Continued

          Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                                            Community
                                                              Banking             Other          Consolidated
                                                              -------             -----          ------------
                                                                             (in thousands)
     December 31, 2001
     Total assets                                            $2,721,923           $5,559           $2,727,482
     Total deposits                                           2,076,795               --            2,076,795
     Net interest income (loss)                                 100,212           (4,227)              95,985
     Total noninterest income                                    28,013            6,489               34,502
     Total noninterest expense                                   75,521            5,202               80,723
     Net income (loss)                                           34,512           (1,778)              32,734
     December 31, 2000
     Total assets                                             2,609,386            6,061            2,615,447
     Total deposits                                           1,909,591               --            1,909,591
     Net interest income (loss)                                  92,572           (4,146)              88,426
     Total noninterest income                                    20,839            6,820               27,659
     Total noninterest expense                                   69,646            5,636               75,282
     Net income (loss)                                           29,713           (1,925)              27,788
     December 31, 1999
     Total assets                                             2,346,706            5,262            2,351,968
     Total deposits                                           1,683,850               --            1,683,850
     Net interest income (loss)                                  88,896           (3,438)              85,458
     Total noninterest income                                    17,953            6,084               24,037
     Total noninterest expense                                   63,479            5,979               69,458
     Net income (loss)                                           29,816           (2,165)              27,651

22.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

           The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

                                                               (Dollars in thousands, except per share data)
                                                                             Three months ended
                                                            ----------------------------------------------------
     2001                                                   Dec. 31       Sept. 30        June 30       March 31
                                                            -------       --------        -------       --------
     Interest income                                         $44,980       $46,908        $47,597        $49,012
     Net interest income                                      25,671        24,994         23,115         22,205
     Provision for loan and lease losses                       2,500         3,500          1,500          1,500
     Net gains (losses) on sale of investment securities        (478)          781             --             31
     Income before income taxes                                9,830        10,950         10,410          9,574
     Net income                                                8,602         8,482          8,078          7,572
     Earnings per share of common stock - basic                0.43           0.42           0.41           0.38
     Earnings per share of common stock - diluted              0.43           0.42           0.40           0.37

                                                                             Three months ended
                                                            ----------------------------------------------------
     2000                                                   Dec. 31       Sept. 30        June 30       March 31
                                                            -------       --------        -------       --------
     Interest income                                         $51,239       $49,675        $45,662        $45,827
     Net interest income                                      22,658        22,362         21,091         22,315
     Provision for loan and lease losses                       2,575         1,460          1,760          1,530
     Net gains (losses) on sale of investment securities         (29)          102             38            122
     Income before income taxes                                6,938         9,392          8,511          8,637
     Net income                                                6,338         7,491          6,995          6,964
     Earnings per share of common stock - basic                0.32           0.38           0.35           0.35
     Earnings per share of common stock - diluted              0.32           0.37           0.35           0.35

Report of Independent Certified Public Accountants
--------------------------------------------------------------------------------





Board of Directors
National Penn Bancshares, Inc.

         We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/   Grant Thornton LLP

Philadelphia, Pennsylvania
January 21, 2002

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

     None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information relating to executive officers of National Penn is included under Item 4A in Part I hereof. The information required by this item relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to pages 2, 3, 4 and 21 of National Penn's definitive Proxy Statement to be used in connection with National Penn's 2002 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION.
---------------------------------

     The information required by this item is incorporated herein by reference to pages 6 through 15 of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 19 and 20 of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information required by this item is incorporated herein by reference to page 21 the Proxy Statement.


                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  1.   Financial Statements.
          ---------------------

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

     2.   Financial Statement Schedules.
          ------------------------------

          Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective financial statements or in the notes thereto.

          3.   Exhibits.
               ---------


2.1 Agreement dated February 14, 2000, between National Penn Bancshares, Inc. and Panasia Bank. (Incorporated by reference to Exhibit 2.2 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1999.)

2.2 Agreement dated July 23, 2000, between National Penn Bancshares, Inc. and Community Independent Bank, Inc. (Schedules are omitted pursuant to Regulation S-K, Item 601(b)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated July 11, 2000.)

3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

3.2 Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

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

10.1 National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan.

10.2 National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).*

10.3 Bernville Bank, N.A. Employees' Profit Sharing Plan - Plan Compliance and Merger Amendment.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.4 National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.5 Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to

          National Penn's Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.6 Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn's Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.7 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 4, 2001.)

10.8      National Penn Bancshares, Inc. Executive Incentive Plan/Schedules.*

10.9      National Penn Bancshares, Inc. Amended and Restated Stock Option
          Plan.*

10.10 National Penn Bancshares, Inc. Amended Officers' and Key Employees' Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.11     National Penn Bancshares, Inc. Directors' Fee Plan.*

10.12 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.13 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.14 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.15 National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.16 National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit
          4.1 to National Penn's Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.17 Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.18 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.19 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.19 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.20 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.20 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.21 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.22 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.22 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.23 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

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

10.26 Amendatory Agreement dated February 24, 1999, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*

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

10.29 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.30 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.31 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.32 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.33 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.34 Executive Agreement dated as of January 4, 1999, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.32 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.35 Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.*

10.36 Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.*

10.37 Description of Consulting Arrangement between Lawrence T. Jilk, Jr. and Panasia Bank, N.A.*

10.38 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank. (Incorporated by reference to Exhibit 10.35 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

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

     (b)  Reports on Form 8-K.

          During fourth quarter 2001, National Penn filed a Report on Form 8-K dated November 16, 2001. The Report provided information under Item 5 on National Penn's closing of its purchase of certain assets and assumption of certain related liabilities of the Kutztown, Pennsylvania branch office of PNC Bank, National Association. The Report did not contain any financial statements of National Penn.

     SIGNATURES
     ----------



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NATIONAL PENN BANCSHARES, INC.
                                              (Registrant)


March 27, 2002                            By  /s/ Wayne R. Weidner
                                              ----------------------------------
                                              Wayne R. Weidner
                                              Chairman, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                      Title
----------                      -----

/s/ John H. Body                Director                          March 27, 2002
----------------------------
John H. Body


/s/ J. Ralph Borneman, Jr.      Director                          March 27, 2002
----------------------------
J. Ralph Borneman, Jr.


/s/ Frederick H. Gaige          Director                          March 27, 2002
----------------------------
Frederick H. Gaige


/s/ John W. Jacobs              Director                          March 27, 2002
----------------------------
John W. Jacobs


/s/ Lawrence T. Jilk, Jr.       Director                          March 27, 2002
----------------------------
Lawrence T. Jilk, Jr.


/s/ Frederick P. Krott          Director                          March 27, 2002
----------------------------
Frederick P. Krott


/s/ Patricia L. Langiotti       Director                          March 27, 2002
----------------------------
Patricia L. Langiotti


/s/ Kenneth A. Longacre         Director                          March 27, 2002
----------------------------
Kenneth A. Longacre

/s/ Glenn E. Moyer              Director                          March 27, 2002
----------------------------
Glenn E. Moyer


/s/ Robert E. Rigg              Director                          March 27, 2002
----------------------------
Robert E. Rigg


/s/ C. Robert Roth              Director                          March 27, 2002
----------------------------
C. Robert Roth


/s/ Wayne R. Weidner            Director, Chairman, President     March 27, 2002
----------------------------    and Chief Executive Officer
Wayne R. Weidner                (Principal Executive Officer)



/s/ Gary L. Rhoads              Treasurer (Principal Financial    March 27, 2002
----------------------------    and Accounting Officer)
Gary L. Rhoads