Form 10-Q
period 2002-03-31
NATIONAL PENN BANCSHARES INC
filed 2002-05-10
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      March 31, 2002
                                ------------------------------------------------

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to
                                 ----------------------    -------------------

Commission file number: 000-10957
                        ---------

                         NATIONAL PENN BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                             23-2215075
         --------------------------------              ------------------
         (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

          Philadelphia and Reading Avenues, Boyertown, PA        19512
          ---------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

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

                  Class                              Outstanding at May 1, 2002

         Common Stock (no stated par value)           (No.) 19,828,568 Shares

                               Page 1 of 20 pages

TABLE OF CONTENTS

Part I - Financial Information.                                                 Page
         Item 1.          Financial Statements..............................      3

         Item 2.          Management's Discussion and Analysis of
                            Financial Condition and Results of Operation....     10

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk.......................................     18

Part II - Other Information.

         Item 1.          Legal Proceedings ................................     19

         Item 2.          Changes in Securities.............................     19

         Item 3.          Defaults Upon Senior Securities...................     19

         Item 4.          Submission of Matters to a Vote of
                          Security Holders..................................     19

         Item 5.          Other Information ...............................      19

         Item 6.          Exhibits and Reports on Form 8-K..................     19

Signatures..................................................................     20


                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                        March 31               Dec. 31
 (Dollars in thousands, except per share data)                                                2002                   2001
                                                                                           (Unaudited)              (Note)
                                                                                         ----------------       ---------------
ASSETS
Cash and due from banks                                                                          $60,500              $101,796
Interest bearing deposits in banks                                                                 3,589                 6,002
                                                                                         ----------------       ---------------
    Total cash and cash equivalents                                                               64,089               107,798
Investment securities available for sale, at fair value                                          684,614               658,581
Loans, less allowance for loan losses of $40,750 and
  $42,207 in 2002 and 2001 respectively                                                        1,802,235             1,814,162
Other assets                                                                                     151,784               146,941
                                                                                         ----------------       ---------------
    Total Assets                                                                              $2,702,722            $2,727,482
                                                                                         ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                                   $301,436              $344,972
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2002 - $240,879; 2001- $267,540)                                                             1,696,611             1,731,823
                                                                                         ----------------       ---------------
    Total deposits                                                                             1,998,047             2,076,795
Securities sold under repurchase agreements
  and federal funds purchased                                                                    259,208               238,726
Short-term borrowings                                                                              6,048                 9,480
Long-term borrowings                                                                             173,657               139,974
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                               40,250                40,250
Accrued interest payable and other liabilities                                                    27,911                26,575
                                                                                         ----------------       ---------------
    Total Liabilities                                                                          2,505,121             2,531,800
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                                                           -                     -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2002 - 19,821,914; 2001 - 19,926,863; net of shares
    in Treasury: 2002 - 226,821; 2001 - 121,827                                                  164,566               166,138
  Retained earnings                                                                               33,757                29,333
  Accumulated other comprehensive income                                                           4,402                 3,119
  Treasury stock at cost                                                                          (5,124)               (2,908)
                                                                                         ----------------       ---------------
    Total Shareholders' Equity                                                                   197,601               195,682
                                                                                         ----------------       ---------------
    Total Liabilities and Shareholders' Equity                                                $2,702,722            $2,727,482
                                                                                         ================       ===============


The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                                    Three Months Ended
(Dollars in thousands, except per share data)                                                           March 31
                                                                                         --------------------------------------

                                                                                              2002                   2001
                                                                                         ----------------       ---------------
INTEREST INCOME
Loans, including fees                                                                            $33,617               $39,305
Deposits in banks                                                                                     30                   210
Federal funds sold                                                                                    15                    52
Investment securities                                                                              9,804                 9,445
                                                                                         ----------------       ---------------
    Total interest income                                                                         43,466                49,012
                                                                                         ----------------       ---------------
INTEREST EXPENSE
Deposits                                                                                          12,329                20,144
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                                                      4,355                 6,663
                                                                                         ----------------       ---------------
    Total interest expense                                                                        16,684                26,807
                                                                                         ----------------       ---------------
    Net interest income                                                                           26,782                22,205
Provision for loan losses                                                                          3,950                 1,500
                                                                                         ----------------       ---------------
    Net interest income after provision
      for loan losses                                                                             22,832                20,705
                                                                                         ----------------       ---------------
OTHER INCOME
Trust income                                                                                       1,318                 1,268
Service charges on deposit accounts                                                                2,925                 2,040
Net gains (losses) on sale of investment securities                                                 (250)                   31
Mortgage banking income                                                                              918                   776
Other                                                                                              4,234                 3,458
                                                                                         ----------------       ---------------
    Total other income                                                                             9,145                 7,573
                                                                                         ----------------       ---------------
OTHER EXPENSES
Salaries, wages and employee benefits                                                             12,081                10,546
Net premises and equipment                                                                         3,028                 3,108
Other operating                                                                                    5,898                 5,050
                                                                                         ----------------       ---------------
    Total other expenses                                                                          21,007                18,704
                                                                                         ----------------       ---------------
    Income before income taxes                                                                    10,970                 9,574
Income tax expense                                                                                 2,205                 2,002
                                                                                         ----------------       ---------------
    Net income                                                                                    $8,765                $7,572
                                                                                         ================       ===============


PER SHARE OF COMMON STOCK
Net income per share - basic                                                                       $0.44                 $0.38
Net income per share - diluted                                                                      0.44                  0.37
Dividends paid in cash                                                                              0.22                  0.20

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2002
  (Dollars in thousands)
                                                                              Accumulated
                                             Common Stock                       other
                                       ------------------------   Retained   conprehensive   Treasury                 Comprehensive
                                         Shares       Value       earnings      income        stock        Total         income
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 2001           19,926,863    $ 166,138    $ 29,333     $ 3,119     $ (2,908)      195,682
  Net income                                    -            -       8,765           -            -         8,765       $ 8,765
  Cash dividends declared                       -            -      (4,341)          -            -        (4,341)
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -            -           -       1,283            -         1,283         1,283
                                       -----------------------------------------------------------------------------------------
Total comprehensive income                      -            -           -           -            -             -      $ 10,048
                                       -----------------------------------------------------------------------------------------
 Effect of treasury stock transactions   (104,949)      (1,572)          -           -       (2,216)       (3,788)
                                       -----------------------------------------------------------------------------------------
Balance at March 31, 2002              19,821,914    $ 164,566    $ 33,757     $ 4,402     $ (5,124)    $ 197,601


                                                                                          March 31, 2002
                                                                          ----------------------------------------------
                                                                            Before             Tax               Net of
                                                                              tax           (expense)             tax
                                                                            amount           benefit             amount
                                                                          ----------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                            2,224             (779)               1,445
  Less: reclassification adjustment for gains realized in net income         (250)              88                 (162)
                                                                          ----------------------------------------------
Other comprehensive income, net                                             1,974             (691)               1,283
                                                                          ==============================================



THREE MONTHS ENDED MARCH 31, 2001
  (Dollars in thousands)
                                                                              Accumulated
                                             Common Stock                       other
                                       ------------------------   Retained   conprehensive   Treasury                 Comprehensive
                                         Shares       Value       earnings      income        stock        Total         income
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 2000           19,349,942    $ 154,719    $ 26,597     $ 2,753       $ (853)      183,216
  Net income                                    -            -       7,572           -            -         7,572        $ 7,572
  Cash dividends declared                       -            -      (4,216)          -            -        (4,216)
  Shares issued under stock-based
       plans                                    -            -           -           -            -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -            -           -       6,620            -         6,620          6,620
                                       ------------------------------------------------------------------------------------------
Total comprehensive income                      -            -           -           -            -             -       $ 14,192
                                       ------------------------------------------------------------------------------------------
 Effect of treasury stock transactions     30,299         (379)                                 639           260
                                       ------------------------------------------------------------------------------------------
Balance at March 31, 2001              19,380,241    $ 154,340    $ 29,953     $ 9,373       $ (214)      193,452


                                                                                          March 31, 2001
                                                                          ----------------------------------------------
                                                                            Before             Tax               Net of
                                                                              tax           (expense)             tax
                                                                            amount           benefit             amount
                                                                          ----------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                           10,154           (3,554)               6,600
  Less: reclassification adjustment for gains realized in net income           31              (11)                  20
                                                                          ----------------------------------------------
Other comprehensive income, net                                            10,185           (3,565)               6,620
                                                                          ==============================================





The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
(Dollars in thousands)
                                                                                         2002                  2001
                                                                                   -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $8,765                $7,572
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                                                 3,950                 1,500
    Depreciation and amortization                                                             1,085                 1,370
    Net gains on sale of securities and mortgages                                               (33)                   96
    Mortgage loans originated for resale                                                    (27,475)              (14,836)
    Sale of mortgage loans originated for resale                                             27,475                14,836
    Other                                                                                    (2,918)                3,098
                                                                                   -----------------     -----------------

      Net cash provided by operating activities                                              10,849                13,636

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                           1,750                22,667
  Proceeds from maturities of investment securities - available for sale                     32,672                22,852
  Purchase of investment securities - available for sale                                    (59,863)              (48,295)
  Net (decrease) increase in loans                                                            7,977               (22,261)
  Purchases of premises & equipment                                                            (950)               (1,810)
                                                                                   -----------------     -----------------

      Net cash (used in) investing activities                                               (18,414)              (26,847)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                                (78,748)               10,051
    Repurchase agreements, fed funds & short-term borrowings                                 17,050                (3,766)
    Repayments of long-term borrowings                                                       33,683                    (5)
  (Increase) decrease in treasury stock                                                      (2,216)                  639
   Effect of treasury stock transactions                                                     (1,572)                 (379)
  Cash dividends                                                                             (4,341)               (4,072)
                                                                                   -----------------     -----------------

      Net cash provided by financing activities                                             (36,144)                2,468

Net (decrease) in cash and cash equivalents                                                 (43,709)              (10,743)

Cash and cash equivalents at January 1                                                      107,798               104,631
                                                                                   -----------------     -----------------

Cash and cash equivalents at March 31                                                       $64,089               $93,888
                                                                                   =================     =================



The accompanying notes are an integral part of these condensed financial statements.


                                                                             6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The financial statements include the balances of Community Independent Bank, Inc. which was acquired on January 3, 2001 in a transaction accounted for under the pooling of interests method of accounting (see Note 2). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

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

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $24,242,000 at March 31, 2002, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,046,000 at March 31, 2002. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.


4.  SHAREHOLDERS' EQUITY

On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of March 31, 2002, 662,757 shares have been repurchased at an average price of $23.02.

 On March 27, 2002, the Company's Board of Directors declared a cash dividend of $.22 per share payable on May 17, 2002, to shareholders of record on April 30, 2002.

On December 27, 2001, the Company paid a 3% stock dividend. All share, per share information has been retroactively restated.

5.  EARNINGS PER SHARE

Year To Date March 31, 2002
                                                                Income              Shares           Per Share
                                                              (numerator)       (denominator)         Amount
Basic earnings per share
    Net income available to common stockholders                 $8,765              19,823             $0.44
Effect of dilutive securities
    Options                                                        ---                 213             (0.00)
                                                                ------              ------             -----
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                                $8,765              20,036             $0.44
                                                                ======              ======             =====

Year To Date March 31, 2001
                                                                Income              Shares           Per Share
                                                              (numerator)       (denominator)         Amount
Basic earnings per share
    Net income available to common stockholders                 $7,572              19,955             $0.38
Effect of dilutive securities
    Options                                                        ---                 258            (0.01)
                                                                ------              ------             -----
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                                $7,572              20,213             $0.37
                                                                ======              ======             =====

 6.  GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. As of January 1, 2002, the Company is no longer amortizing its goodwill.

The Company is in the process of completing the first step of the goodwill transitional impairment test, as of January 1, 2002. Management does not anticipate this test to result in an impairment loss.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.


For the three months ended March 31,
                                                           2002           2001
(in thousands except for earnings-per-share amounts)
Reported net income                                        $8,765        $7,572
Add back: goodwill amortization, net of taxes of $21          ---           301
                                                            -----         -----
Adjusted net income                                        $8,765        $7,873
                                                           ======        ======

Basic earnings per share:
  Reported basic earnings per share                         $0.44         $0.38
  Goodwill amortization                                       ---          0.02
                                                            -----         -----
  Adjusted basic earnings per share                         $0.44         $0.40
                                                            =====         =====

Diluted earnings per share
  Reported diluted earnings per share                       $0.44         $0.37
  Goodwill amortization                                       ---          0.02
                                                            -----         -----
  Adjusted diluted earnings per share                       $0.44         $.039
                                                            =====         =====



7.  SEGMENT REPORTING

SFAS NO. 131, Segment Reporting, establishes standards for public enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has identified its reportable operating segment as "Community Banking."

The Company's community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the National Penn Bank and Panasia Bank N.A. (the "Banks"). For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Life Insurance Company, NPB Capital Trust and the Company.

The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaires.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                         Community Banking                 Other                 Consolidated
(in thousands)
March 31, 2002
Total Assets                                   $2,659,387                   $43,335               $2,702,722
Total Deposits                                  1,998,047                       ---                1,998,047
Net interest income (loss)                         27,085                     (303)                   26,782
Total noninterest income                            7,686                     1,459                    9,145
Total noninterest expense                          19,842                     1,165                   21,007
Net income (loss)                                $  8,782                    $ (17)                 $  8,765

March 31, 2001
Total Assets                                   $2,584,167                   $48,601               $2,632,768
Total Deposits                                  1,919,642                       ---                1,919,642
Net interest income (loss)                         22,583                     (378)                   22,205
Total noninterest income                            6,023                     1,550                    7,573
Total noninterest expense                          17,500                     1,204                   18,704
Net income (loss)                                $  7,595                    $ (23)                 $  7,572


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

                               FINANCIAL CONDITION

         At March 31, 2002, total assets were $2.702 billion, a decrease of $24.8 million or .9% from the $2.727 billion at December 31, 2001. This decrease is reflected primarily in cash and cash equivalents, which decreased $43.7 million and the loan category, which decreased $11.9 million. This decrease was partially offset by an increase in investment securities of $26.0 million.

         Total cash and cash equivalents decreased $43.7 million or 40.5% at March 31, 2002 when compared to December 31, 2000. The decrease is comprised of a decrease in cash and due from banks of $41.3 million, and a decrease in interest bearing deposits in banks of $2.4 million.

         Net loans decreased to $1.802 billion at March 31, 2002. The decrease of $11.9 million or .7% compared to December 31, 2001 was the result of the overall lending environment and current economic conditions. Loans originated for immediate resale during the first three months of 2002 amounted to $27.5 million.

         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                       March 31, 2002         December 31, 2001
                                       --------------         -----------------
Nonaccrual loans                           $24,242                   $15,988
Loans past due 90 or more days
   as to interest or principal               1,177                    11,794
                                           -------                   -------
   Total nonperforming loans                25,419                    27,782
Other real estate owned                      6,411                     1,013
                                           -------                   -------
   Total nonperforming assets              $31,830                   $28,795
                                           =======                   =======

Total Loans                             $1,842,985                $1,856,369

Average total loans                     $1,852,724                $1,816,265

Allowance for loan losses                  $40,750                   $42,207

Net charge-offs                             $5,407                    $5,826

Net charge-offs to: (annualized)
   Total loans                               1.17%                      .31%
   Average total loans                       1.17%                      .32%
   Allowance for loan losses                53.07%                    13.80%

Nonperforming assets to:
    Total loans                              1.73%                     1.55%

Allowance for loan losses to:
    Nonperforming assets                    128.0%                    146.6%
    Total loans                              2.21%                     2.27%
    Average total loans                      2.20%                     2.32%

         The increase in non-accrual loans is due primarily to two large commercial real estate relationships that will take some time to work out. The decrease in loans 90 days or more past due is due primarily to the shift of two loans from 90 days or more past due to nonaccrual. The increase in real estate owned is due to one large commercial real estate relationship. Further weakness in the economy may lead to continued deterioration in credit quality.

         The increase in the ratio of nonperforming assets to total loans to 1.73% is due to the increase in nonaccrual loans and other real estate owned as discussed above. The decrease in the ratio of allowance for loan losses to nonperforming assets to 128.0% is for the same discussed reasons. The increase in the ratio of net charge-offs to allowance for loan losses is due to the increase in the amount of charge-offs for the first quarter due primarily to the partial charge-off of one large commercial real estate loan.

         Investments, the Company's secondary use of funds, increased $26.0 million or 3.9% to $684.6 million at March 31, 2002 when compared to December 31, 2001. The increase is due to investment purchases of $59.9 million, primarily in mortgage-backed securities and municipals, which was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities.

         Other assets increased to $151.8 million, an increase of $4.8 million from the $146.9 million at December 31, 2001. This increase is due primarily to an increase in other assets of $4.5 million and Bank owned life insurance of $379,000. The Company has a net deferred tax asset of $11.6 million. No valuation reserve is deemed necessary in view of anticipated future taxable income.

         As the primary source of funds, aggregate deposits of $1.998 billion at March 31, 2002 decreased $78.7 million or 3.8% compared to December 31, 2001. The decrease in deposits during the first three months of 2002 was primarily in non-interest bearing deposits, which decreased $43.5 million while interest bearing deposits decreased $35.2 million, the largest portion of which was in certificates of deposit in excess of $100,000 which decreased $26.7 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $479.2 million at March 31, 2002, and $428.4 million at December 31, 2001. The increase of $50.7 million is due primarily to an increase in securities sold under repurchase agreements and federal funds purchased of $20.5 million and an increase in long-term borrowings of $33.7million.

         Shareholders' equity increased $1.9 million through March 31, 2002 due primarily to an increase in retained earnings of $4.4 million and an increase in the valuation adjustment for securities available for sale of $1.3 million. Cash dividends paid during the first three months of 2002 increased $294,000 or 7.2% compared to the cash dividends paid during the first three months of 2001. Earnings retained during the first three months of 2002 were 50.2% compared to 46.2% during the first three months of 2001.

                              RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 2002 was $8.8 million, 15.8% more than the $7.6 million for the first quarter of 2001. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the first quarter of 2002 was $26.8 million, which increased $4.6 million or 20.6% over the $22.2 million for the first quarter of 2001. Interest income for the first quarter of 2002 decreased $5.5 million due to a decrease in loan income of $5.7 million that was partially offset by an increase in investment income of $359,000. Interest expense for first quarter 2002 decreased $10.1 million due to a decrease in interest on deposits of $7.8 million and a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $2.3 million. The decreases in interest income and expense are primarily due to the lower interest rate environment during the first quarter 2002 when compared to the first quarter 2001. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that includes: the economic uncertainty associated with the September 11, 2001 terrorist attack, the recession which had begun prior to the attack and a slower economy, the reduction of consumer confidence and the current increase in non-performing loans. Based on these factors, the provision for loan losses was $3.9 million for the three months ended or an increase of $2.5 million for the three-month period ended March 31, 2002 compared to the same period in 2001. The allowance for loan losses of $40.8 million at March 31, 2002 and $42.2 million at December 31, 2001 as a percentage of total loans was 2.21% at March 31, 2002 and 2.27% at December 31, 2001. The percentage of allowance for loan losses to nonperforming loans was128.0% as of March 31, 2002 as compared to 146.6% for December 31, 2001. The Company's net charge-offs of $5.4 million for the first three months of 2002 are due primarily to one large commercial real estate loan that will take some time to work out. Net charge-offs were $1.5 million during the first three months of 2001.

         Other income increased $1.6 million or 20.8% during the first quarter of 2002, as a result of increased service charges on deposit accounts of $885,000, increased other income of $776,000, increased mortgage banking income of $142,000, and increased trust income of $50,000. This was partially offset by increased net securities losses of $281,000. The increase in mortgage banking income is primarily due to the lower rate environment and mortgage refinancings, which will undoubtedly slow down as interest rates reach floors and those able to refinance have done so. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees on a larger deposit base, which is due to our free checking promotional program. Other expenses increased $2.3 million or 12.3% during the quarter ended March 31, 2002. Salaries, wages and benefits increased $1.5 million or 14.6%, other operating expenses increased $848,000 or 16.8%, and net premises and equipment decreased $80,000 or 2.6%. Salaries, wages and benefits increased due to increased staff and increases in benefit costs. Other operating expenses increased in part due to increased marketing and advertising costs associated with unifying our primary bank's brand under the National Penn Bank name in order to better identify the Bank and its marketing of products and services.

         Income before income taxes increased $1.4 million or 14.6% in the first quarter of 2002 compared to the same time period in 2001. Income taxes increased $203,000 or 10.1% for the quarter ended March 31 2002 . The Company's effective tax rate remained relatively stable at 20.1% for March 31, 2002 compared to 20.9% for March 31, 2001.

                          LIQUIDITY AND INTEREST RATE SENSITIVITY

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, fed funds purchased, and short-term borrowings, decreased $61.7 million from year-end 2001. Long-term borrowings increased $33.7 million during the first three months of 2002.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2002:

                                                              Repricing Periods  (1)
                                                     --------------------------------------------
                                                          Three Months         One Year
                                        Within Three      Through One        Through Five       Over
                                            Months              Year              Years          Five Years
                                        -------------------------------------------------------------------
                                                                    (In Thousands)

Assets
      Interest bearing deposits
         at banks                           $   3,589        $      - -        $     - -        $      - -
      Investment securities                    60,830           122,410          158,451           342,923
      Loans (1)                               671,593           245,785          678,531           206,326
      Other assets                                - -               - -              - -           212,284
                                            ---------        ----------        ---------        ----------
                                              736,012           368,195          836,982           761,533
                                            ---------        ----------        ---------        ----------
Liabilities and equity
      Non-interest bearing deposits           301,436               - -             - -                - -
      Interest bearing deposits (2)           471,311           382,901         245,276            597,123
      Borrowed funds                          115,901            25,000          35,000            263,012
      Preferred securities                     40,250               - -              - -               - -
      Other liabilities                           - -               - -              - -            27,911
      Hedging instruments                      40,000               - -         (40,000)              - -
      Shareholders' equity                        - -               - -              - -           197,601
                                            ---------        ----------        ---------        ----------
                                              968,898           407,901          240,276         1,085,647
                                            ---------        ----------        ---------        ----------
Interest sensitivity gap                    (232,886)          (39,706)          596,706         ( 324,114)
                                            ---------        ----------        ---------        ----------

Cumulative interest rate
        sensitivity gap                     ($232,886)       ($272,592)         $324,114         $     - -
                                          ============      ===========        =========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 2002. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 22.0% of these deposits are considered repriceable within three months and 78.0% are considered repriceable in the over five years category.

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

          At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company's long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, the Company's asset/liability management committee's priority is to manage this optionality and therefore limit the level of interest rate risk.


                                    CAPITAL ADEQUACY

         The following table sets forth certain capital performance ratios:

                                                     Mar 31,           Dec. 31,
                                                      2002               2001
                                                     -------           --------
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.29%            1.25%
Return on average equity (annualized)                  17.60            16.80
Earnings retained                                      50.20            49.50




CAPITAL LEVELS

                                      Tier 1 Capital to     Tier 1 Capital to Risk-   Total Capital to Risk-
                                     Average Assets Ratio    Weighted Assets Ratio    Weighted Assets Ratio
                                     ------------------------------------------------------------------------
                                     Mar 31,     Dec. 31,     Mar 31,     Dec. 31,    Mar 31,     Dec. 31,
                                       2002        2001        2002         2001        2002        2001
                                       ----        ----        ----         ----        ----        ----
The Company                            7.93%       7.99%       10.59%      10.53%      11.89%       11.82%
National Penn Bank                     7.00%       7.03%        9.22%       9.16%      10.48%       10.42%
Panasia Bank, N.A.                     6.64%       6.64%       12.47%      12.38%      13.73%       13.64%
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

           The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2002, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                                 FUTURE OUTLOOK

         In the third quarter of 2002, the Company anticipates opening community offices in Chester County, PA and at Annandale, VA.

         On March 27, 2002, the Company's Board of Directors declared a cash dividend of $.22 per share to be paid on May 17, 2002, to shareholders of record on April 30, 2002.

         On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of May 1, 2002, a total of 719,331 shares have been repurchased at a total cost of approximately $16,749,000.

         The Company has begun unifying the primary bank's brand under the National Penn Bank name in order to better identify the bank and its marketing of products and services. Customers will see less emphasis on the divisional names of Elverson National Bank, Chestnut Hill National Bank, 1st Main Line Bank, and Bernville Bank, N.A..

                           FORWARD-LOOKING STATEMENTS

         From time to time, National Penn or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

         *        Financial condition.

         *        Results of operations.

         *        Asset quality.

         * Product, geographical and other business expansion plans and activities.

         *        Investments in new subsidiaries and other companies.

         *        Capital expenditures, including investments in technology.

         * Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

         *        Other matters.

         Many of these statements can be identified by looking for words such as "believes," "expects," "anticipates," "estimates", "projects" or similar words or expressions.

         These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

           * National Penn's unified branding campaign and other marketing initiatives may be less effective than expected in building name recognition and greater customer awareness of National Penn's products and services.

           * Expansion of National Penn's products and services offerings may meet with more effective competitive resistance from others already offering such products and services than expected.

           * New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

           * Competitors with substantially greater resources may enter product market niches currently served by National Penn.

           * Geographical expansion may be more difficult, and take longer, than expected, and business development in newly entered geographical areas may be more difficult, and take longer, than expected.

           * Competitive pressures may increase significantly and have an adverse effect on pricing, spending, third-party relationships and revenues.

           * National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

           * Projected business increases following new product development, geographical expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

           * National Penn may be unable to retain key executives and other personnel due to intense competition for such persons or otherwise.

           * Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes, including mortgage origination levels.

           * General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn's loan portfolio and allowance for loan losses.

           * Expected synergies and cost savings from mergers, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

           * Revenues and loan growth following mergers may be lower than expected.

           * Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers may be greater than expected.

           * Business opportunities and strategies potentially available to National Penn, after mergers, may not be successfully or fully acted upon.

           * Costs, difficulties or delays related to the integration of businesses of acquired companies with National Penn's business may be greater or take longer than expected.

           * Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

           * Legislative or regulatory changes may adversely affect National Penn's business, including changes in accounting rules and practices, and customer privacy and data protection requirements.

           * Market volatility may continue in the securities markets, with an adverse effect on National Penn's securities and asset management activities.

           * National Penn may be unable to successfully manage the foregoing and other risks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report on Form 10-K filed with the SEC.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

Item 5.  Other Information.
--------------------------

         On March 28, 2002, National Penn's Board of Directors declared a cash dividend of $.22 per share to be paid on May 17, 2002 to shareholders of record on April 30, 2002.

         During first quarter 2002, National Penn's principal banking subsidiary, National Penn Bank (the "Bank"), began a brand unification and identification program under the National Penn Bank name in order to better identify the Bank and its products and services. Divisional bank names of Elverson National Bank, Chestnut Hill National Bank, 1st Main Line Bank, and Bernville Bank, N.A. will be de-emphasized.

         During first quarter 2002, the Bank re-opened its Shillington Community Office (Berks County).

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a)      Exhibits.

         None.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2002, National Penn filed a Report on Form 8-K dated March 27, 2002. The Report provided information under Item 5 on National Penn's amendment and restatement of its Dividend Reinvestment and Stock Purchase Plan, effective May 18, 2002. The Report did not contain any financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL PENN BANCSHARES, INC.
                                                  (Registrant)

Dated:   May 10, 2002                By /s/  Wayne R. Weidner
                                       -----------------------------------
                                         Wayne R. Weidner, President and
                                         Chief Executive Officer

Dated:   May 10, 2002                By /s/  Gary L. Rhoads
                                       -----------------------------------
                                         Gary L. Rhoads, Principal
                                         Financial Officer