Form 10-Q
period 2002-06-30
NATIONAL PENN BANCSHARES INC
filed 2002-07-30
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              June 30, 2002
                               ------------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to
                               -----------------    -----------------


Commission file number: 000-10957
                        ---------

                         NATIONAL PENN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                      23-2215075
  -------------------------------                       -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

           Philadelphia and Reading Avenues, Boyertown, PA   19512
           ------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

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
                                             ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at July 22, 2002
               -----                           ----------------------------

   Common Stock (no stated par value)            (No.) 19,838,413 Shares

                               Page 1 of 24 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                             Page
-------------------------------                                             ----

         Item 1.  Financial Statements..............................          3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation......         10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.......................................         20

Part II - Other Information.
----------------------------

         Item 1.  Legal Proceedings ................................         21

         Item 2.  Changes in Securities.............................         21

         Item 3.  Defaults Upon Senior Securities...................         21

         Item 4.  Submission of Matters to a Vote of
                  Security Holders..................................         21

         Item 5.  Other Information.................................         22

         Item 6.  Exhibits and Reports on Form 8-K..................         22

Signatures..........................................................         24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                June 30
 (Dollars in thousands, except per share data)                        2002                 Dec. 31
                                                                  (Unaudited)               2001
                                                                  -----------           -----------
ASSETS
Cash and due from banks                                           $    75,856           $   101,796
Interest bearing deposits in banks                                      1,959                 6,002
Federal funds sold                                                     20,000                     -
                                                                  -----------           -----------
    Total cash and cash equivalents                               $    97,815               107,798
Investment securities available for sale , at fair value              756,645               658,581
Loans, less allowance for loan losses of $42,720 and
   $42,207 in 2002 and 2001 respectively                            1,785,355             1,814,162
Other assets                                                          145,784               146,941
                                                                  -----------           -----------
    Total Assets                                                  $ 2,785,599           $ 2,727,482
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                     $   330,238           $   344,972
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2002 - $263,514; 2001 - $267,540)                                 1,744,001             1,731,823
                                                                  -----------           -----------
    Total Deposits                                                  2,074,239             2,076,795
Securities sold under repurchase agreements
  and federal funds purchased                                         226,720               238,726
Short-term borrowings                                                   9,931                 9,480
Long-term borrowings                                                  197,339               139,974
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                  40,250                40,250
Accrued interest payable and other liabilities                         28,293                26,575
                                                                  -----------           -----------
    Total Liabilities                                               2,576,772             2,531,800
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                -                     -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2002 - 19,835,666; 2001 - 19,926,863; net of shares
    in Treasury: 2002 - 213,069; 2001 - 121,827                       164,251               166,138
  Retained earnings                                                    38,428                29,333
  Accumulated other comprehensive income                               11,724                 3,119
  Treasury stock at cost                                               (5,576)               (2,908)
                                                                  -----------           -----------
    Total Shareholders' Equity                                        208,827               195,682
                                                                  -----------           -----------
    Total Liabilities and Shareholders' Equity                    $ 2,785,599           $ 2,727,482
                                                                  ===========           ===========


The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                  Three Months Ended                  Six Months Ended
(Dollars in thousands, except per share data)                          June 30                            June 30
                                                             ---------------------------------------------------------------

                                                               2002              2001              2002               2001
                                                             --------          --------          --------           --------
INTEREST INCOME
Loans including fees                                         $ 33,010          $ 38,613          $ 66,627           $ 77,918
Deposits in banks                                                  16               184                46                394
Federal funds sold                                                 55                71                70                123
Investment securities                                          10,127             8,729            19,931             18,174
                                                             --------          --------          --------           --------
    Total interest income                                      43,208            47,597            86,674             96,609
                                                             --------          --------          --------           --------
INTEREST EXPENSE
Deposits                                                       11,423            18,932            23,752             39,076
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements                   4,407             5,550             8,762             12,213
                                                             --------          --------          --------           --------
    Total interest expense                                     15,830            24,482            32,514             51,289
                                                             --------          --------          --------           --------
    Net interest income                                        27,378            23,115            54,160             45,320
Provision for loan losses                                       2,800             1,500             6,750              3,000
                                                             --------          --------          --------           --------
    Net interest income after provision
      for loan losses                                          24,578            21,615            47,410             42,320
                                                             --------          --------          --------           --------
OTHER INCOME
Trust income                                                    1,420             1,300             2,738              2,568
Service charges on deposit accounts                             3,079             2,461             6,004              4,501
Net gains (losses) on sale of investment securities                 -                 -              (250)                31
Mortgage banking income                                         1,106             1,410             2,024              2,186
Other                                                           3,963             3,376             8,197              6,834
                                                             --------          --------          --------           --------
    Total other income                                          9,568             8,547            18,713             16,120
                                                             --------          --------          --------           --------
OTHER EXPENSES
Salaries, wages and employee benefits                          11,659            11,031            23,740             21,577
Net premises and equipment                                      3,042             2,934             6,070              6,042
Other operating                                                 7,806             5,787            13,704             10,837
                                                             --------          --------          --------           --------
    Total other expenses                                       22,507            19,752            43,514             38,456
                                                             --------          --------          --------           --------
    Income before income taxes                                 11,639            10,410            22,609             19,984
Income tax expense                                              2,601             2,332             4,806              4,334
                                                             --------          --------          --------           --------
    Net income                                               $  9,038          $  8,078          $ 17,803           $ 15,650
                                                             ========          ========          ========           ========


PER SHARE OF COMMON STOCK
Net income per share - basic                                 $   0.46          $   0.40          $   0.90           $   0.78
Net income per share - diluted                                   0.45              0.40              0.89               0.77
Dividends paid in cash                                           0.22              0.20              0.44               0.40

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30, 2002
  (Dollars in thousands)

                                                                              Accumulated
                                             Common Stock                       other
                                       ------------------------   Retained   comprehensive   Treasury                 Comprehensive
                                         Shares       Value       earnings      income        stock        Total         income
                                       ---------------------------------------------------------------------------------------------


Balance at December 31, 2001            19,926,863    $ 166,138   $ 29,333       $ 3,119    $ (2,908)       195,682
  Net income                                     -            -     17,803             -           -         17,803     $ 17,803
  Cash dividends declared                        -            -     (8,708)            -           -         (8,708)
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -            -          -         8,605           -          8,605        8,605
                                        -----------------------------------------------------------------------------------------
Total comprehensive income                       -            -          -             -           -              -     $ 26,408
                                        -----------------------------------------------------------------------------------------
 Effect of treasury stock transactions     (91,197)      (1,887)         -             -      (2,668)        (4,555)
                                        -----------------------------------------------------------------------------------------
Balance at June 30, 2002                19,835,666    $ 164,251   $ 38,428      $ 11,724    $ (5,576)     $ 208,827


                                                                                    June 30, 2002
                                                                      ---------------------------------------
                                                                       Before            Tax         Net of
                                                                         tax          (expense)        tax
                                                                       amount          benefit       amount
                                                                      ---------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                        13,488          (4,721)        8,767
  Less: reclassification adjustment for losses realized in net income     (250)             88          (162)
                                                                      ---------------------------------------
Other comprehensive income, net                                         13,238          (4,633)        8,605
                                                                      =======================================



SIX MONTHS ENDED JUNE 30, 2001
  (Dollars in thousands)

                                                                              Accumulated
                                             Common Stock                       other
                                       ------------------------   Retained   comprehensive   Treasury                 Comprehensive
                                         Shares       Value       earnings       loss          stock        Total         income
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 2000            19,349,942    $ 154,719   $ 26,597     $ 2,753     $ (853)      183,216
  Net income                                     -            -     15,650           -          -        15,650        $ 15,650
  Cash dividends declared                        -            -     (8,301)          -          -        (8,301)
  Shares issued under stock-based
       plans                                     -            -          -           -          -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -            -          -       3,796          -         3,796           3,796
                                        ----------------------------------------------------------------------------------------
Total comprehensive income                       -            -          -           -          -             -        $ 19,446
                                        ----------------------------------------------------------------------------------------
 Effect of treasury stock transactions     106,285          221                               557           778
                                        ----------------------------------------------------------------------------------------
Balance at June 30, 2001                19,456,227    $ 154,940   $ 33,946     $ 6,549     $ (296)      195,139


                                                                                    June 30, 2001
                                                                      ---------------------------------------
                                                                       Before            Tax         Net of
                                                                         tax          (expense)        tax
                                                                       amount          benefit       amount
                                                                      ---------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                         5,809          (2,033)        3,776
  Less: reclassification adjustment for gains realized in net income        31             (11)           20
                                                                        -------------------------------------
Other comprehensive income, net                                          5,840          (2,044)        3,796
                                                                        =====================================


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended June 30,
(Dollars in thousands)
                                                                                     2002                2001
                                                                                  ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  17,803           $  15,650
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                                         6,750               3,000
    Depreciation and amortization                                                     2,323               2,885
    Net gains on sale of securities and mortgages                                       340                 195
    Mortgage loans originated for resale                                            (62,256)            (67,181)
    Sale of mortgage loans originated for resale                                     62,256              67,181
    Other                                                                             8,103               1,621
                                                                                  ---------           ---------

      Net cash provided by operating activities                                      35,319              23,351

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities - available for sale                   1,750              22,667
  Proceeds from maturities of investment securities - available for sale             54,361              81,979
  Purchase of investment securities - available for sale                           (115,203)            (60,590)
  Net increase in loans                                                             (12,943)            (29,794)
  Purchases of premises & equipment                                                  (3,258)             (3,110)
                                                                                  ---------           ---------

      Net cash (used in) provided by investing activities                           (75,293)             11,152

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                         (2,556)             53,599
    Repurchase agreements, fed funds & short-term borrowings                        (11,555)            (79,821)
    Repayments of long-term borrowings                                               57,365              (1,322)
    (Increase) decrease in treasury stock                                            (2,668)                557
    Effect of treasury stock transactions                                            (1,887)                221
    Cash dividends                                                                   (8,708)             (8,301)
                                                                                  ---------           ---------

      Net cash provided by (used in) financing activities                            29,991             (35,067)

Net decrease in cash and cash equivalents                                            (9,983)               (564)

Cash and cash equivalents at beginning of period                                    107,798             104,631
                                                                                  ---------           ---------

Cash and cash equivalents at end of period                                        $  97,815           $ 104,067
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

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

National Penn Bancshares, Inc. (the Company) completed the acquisition of Community Independent Bank, Inc. (CIB) on January 3, 2001 in a transaction accounted for as a pooling of interests, which accordingly required restatement of the financial statements. Under the terms of the merger, each share of CIB stock was converted into 0.945 shares of the Company's common stock, resulting in the issuance of 679,022 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 19,764 shares of the Company's common stock, with an exercise price of $8.89 to $12.22 per share.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $20,981,000 at June 30, 2002, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1,868,000 at June 30, 2002. The Company recognizes income on an impaired loan under the cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.


4.  SHAREHOLDERS' EQUITY

On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of June 30, 2002, 835,758 shares have been repurchased at an average price of $23.81. On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million additional shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases.

 On June 26, 2002, the Company's Board of Directors declared a cash dividend of $.22 per share payable on August 17, 2002, to shareholders of record on July 31, 2002.

On December 27, 2001, the Company paid a 3% stock dividend. All share, per share information has been retroactively restated.


5. EARNINGS PER SHARE

Three Months Ended June 30, 2002
--------------------------------
                                                         Income             Shares         Per Share
                                                       (numerator)      (denominator)        Amount
                                                       -----------      -------------        ------
Basic earnings per share
    Net income available to common stockholders          $ 9,038           19,833          $   0.46
Effect of dilutive securities
    Options                                                  ---              291             (0.01)
                                                         -------           ------          --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                         $ 9,038           20,124          $   0.45
                                                         =======           ======          ========

Year To Date June 30, 2002
--------------------------
                                                         Income             Shares         Per Share
                                                       (numerator)      (denominator)        Amount
                                                       -----------      -------------        ------
Basic earnings per share
    Net income available to common stockholders          $17,803           19,833          $   0.90
Effect of dilutive securities
    Options                                                  ---              253             (0.01)
                                                         -------           ------          --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                         $17,803           20,086          $   0.89
                                                         =======           ======          ========

Options to purchase 244,406 shares of common stock at $27.30 per share were outstanding for the three and six months ended June 30, 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater that the average market price.

Three Months Ended June 30, 2001
--------------------------------
                                                         Income             Shares         Per Share
                                                       (numerator)      (denominator)        Amount
                                                       -----------      -------------        ------
Basic earnings per share
    Net income available to common stockholders          $ 8,078           19,998          $   0.40
Effect of dilutive securities
    Options                                                  ---              238               ---
                                                         -------           ------          --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                         $ 8,078           20,236          $   0.40
                                                         =======           ======          ========

Year To Date June 30, 2001
--------------------------
                                                         Income             Shares         Per Share
                                                       (numerator)      (denominator)        Amount
                                                       -----------      -------------        ------
Basic earnings per share
    Net income available to common stockholders          $15,650           20,009          $   0.78
Effect of dilutive securities
    Options                                                  ---              247             (0.01)
                                                         -------           ------          --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                         $15,650           20,256          $   0.77
                                                         =======           ======          ========

Options to purchase 846,919 shares of common stock at $22.42 to $27.30 per shares were outstanding for the three and six months ended June 30, 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


 6.  GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. As of January 1, 2002, the Company has discontinued the amortization of its goodwill. As of June 30, 2002, the Company has completed the transitional testing of its intangible assets, including goodwill. The Company did not identify any impairment of its outstanding goodwill.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.


                                                               Three Month Ended                Six Months Ended
                                                               -----------------                ----------------
                                                             June 30,       June 30,        June 30,         June 30,
(in thousands except for earnings-per-share amounts)           2002           2001            2002             2001
                                                           ----------      ----------      ----------       ----------
Reported net income                                        $    9,038      $    8,078      $   17,803       $   15,650
Add back: goodwill amortization, net of taxes of $46                              305                              606
                                                           ----------      ----------      ----------       ----------
Adjusted net income                                        $    9,038      $    8,383      $   17,803       $   16,256
                                                           ==========      ==========      ==========       ==========

Basic earnings per share:
  Reported basic earnings per share                        $     0.46      $     0.40      $     0.90       $     0.78
  Goodwill amortization                                           ---            0.01             ---             0.03
                                                           ----------      ----------      ----------       ----------
  Adjusted basic earnings per share                        $     0.46      $     0.41      $     0.90       $     0.81
                                                           ==========      ==========      ==========       ==========

Diluted earnings per share
  Reported diluted earnings per share                      $     0.45      $     0.40      $     0.89       $     0.77
  Goodwill amortization                                           ---            0.01             ---             0.03
                                                           ----------      ----------      ----------       ----------
  Adjusted diluted earnings per share                      $     0.45      $     0.41      $     0.89       $     0.80
                                                           ==========      ==========      ==========       ==========


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

The Company's community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank and Panasia Bank N.A. (the "Banks"). For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

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

The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies (see Footnote 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries. Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                 Community Banking           Other            Consolidated
                                 -----------------           -----            ------------
(in thousands)

As of and for the six months
ended, June 30, 2002
Total Assets                          $2,742,261          $   43,338           $2,785,599
Total Deposits                         2,074,239                 ---            2,074,239
Net interest income (loss)                54,860                (700)              54,160
Total noninterest income                  15,664               3,049               18,713
Total noninterest expense                 39,236               4,278               43,514
Net income (loss)                     $   18,921          $   (1,118)          $   17,803

As of and for the six months
ended June 30, 2001
Total Assets                          $2,548,027          $   48,932           $2,596,959
Total Deposits                         1,963,190                 ---            1,963,190
Net interest income (loss)                49,663              (4,343)              45,320
Total noninterest income                  13,108               3,012               16,120
Total noninterest expense                 36,210               2,246               38,456
Net income (loss)                     $   15,565          $       85           $   15,650


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company with a primary focus on an analysis of operating results.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              -----------------------------------------------------

      The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

      The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

      With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write-down the related goodwill to the proper carrying value. As of June 30, 2002, the Company determined that no impairment write-offs were necessary.

      The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. The only material temporary difference relates to the allowance for loan losses. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company will be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                               FINANCIAL CONDITION
                               -------------------

      At June 30, 2002, total assets were $2.786 billion, an increase of $58.1 million or 2.1% from the $2.727 billion at December 31, 2001. This increase is reflected primarily in investment securities, which increased $98.1 million. This increase was partially offset by a decrease in loans of $28.8 million and a decrease in cash and cash equivalents of $10.0 million.

      Total cash and cash equivalents decreased $10.0 million or 9.3% at June 30, 2002 when compared to December 31, 2001. The decrease is comprised of a decrease in cash and due from banks of $25.9 million, and a decrease in interest bearing deposits in banks of $4.0 million, which was partially offset by an increase in federal funds sold of $20.0 million.

      Net loans decreased to $1.785 billion at June 30, 2002. The decrease of $28.8 million or 1.6% compared to December 31, 2001 was the result of the overall lending environment and current economic conditions. Loans originated for immediate resale during the first six months of 2002 amounted to $62.3 million.

      The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                       June 30, 2002    December 31, 2001
                                       -------------    -----------------
Nonaccrual loans                          $   20,981           $   15,988
Loans past due 90 or more days
   as to interest or principal                   467               11,794
                                          ----------           ----------
   Total nonperforming loans                  21,448               27,782
Other real estate owned                        5,863                1,013
                                          ----------           ----------
   Total nonperforming assets             $   27,311           $   28,795
                                          ==========           ==========

Total Loans                               $1,828,075           $1,856,369

Average total loans                       $1,817,351           $1,816,265

Allowance for loan losses                 $   42,720           $   42,207

Net charge-offs                           $    6,237           $    5,826

Net charge-offs to: (annualized)
   Total loans                                   .68%                 .31%
   Average total loans                           .69%                 .32%
   Allowance for loan losses                   29.20%               13.80%

Nonperforming assets to:
    Total loans                                 1.49%                1.55%

Allowance for loan losses to:
    Nonperforming assets                       156.4%               146.6%
    Total loans                                 2.34%                2.27%
    Average total loans                         2.35%                2.32%

      The increase in non-accrual loans is due primarily to two large commercial real estate relationships that the Company is trying to work out. The decrease in loans 90 days or more past due is due primarily to the shift of two loans from 90 days or more past due to nonaccrual. The increase in real estate owned is due to one large commercial real estate relationship, which the Company foreclosed on during the first quarter of 2002. Further weakness in the economy may lead to continued deterioration in credit quality.

      The ratio of nonperforming assets to total loans decreased slightly to 1.49% at June 30, 2001 from the 1.55% at December 31, 2001. Total nonperforming assets remains relatively high at $27.3 million at June 30, 2002, which is down from the $31.8 million at March 31, 2002 due primarily to one nonaccrual commercial real estate loan being restored to accrual status. The allowance for loan loss increased to $42.7 million or 2.34% of total loans outstanding. Based on the current reserves, the ratio of allowance for loan losses to nonperforming assets increased to 156.4%. The increase in the ratio of net charge-offs to allowance for loan losses from 13.8% to 29.2% is due to the increase in the amount of charge-offs for the first six months due primarily to the partial charge-off of one large commercial real estate loan during the first quarter.

      Investments, the Company's secondary use of funds, increased $98.1 million or 14.9% to $756.6 million at June 30, 2002 when compared to December 31, 2001. The increase is due to investment purchases of $115.2 million and the securitization of approximately $35.0 million of conforming residential loans through Federal Home Loan Mortgage Corporation during the second quarter. This resulted in the transfer of these loans from the Company's loan portfolio to the investment portfolio where they are now held in the form of a mortgage-backed security. The purpose of this transaction was to provide greater liquidity for the loans as they are more readily saleable in the form of a security, as well as to provide collateral for the Company's cash management and municipal deposit programs. This increase was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities.

      Other assets decreased to $145.8 million, a decrease of $1.2 million from $146.9 million at December 31, 2001. This decrease is due primarily to a decrease in other assets of $3.4 million, which was partially offset by an increase in Bank owned life insurance of $1.1 million

      As the primary source of funds, aggregate deposits of $2.074 billion at June 30, 2002 decreased $2.6 million compared to December 31, 2001. The decrease in deposits during the first six months of 2002 was primarily in non-interest bearing deposits, which decreased $14.7 million while interest bearing deposits increased $12.2 million, including certificates of deposit in excess of $100,000 which decreased $4.0 million. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $474.2 million at June 30, 2002, and $428.4 million at December 31, 2001. The increase of $45.9 million is due primarily to an increase in long-term borrowings of $57.4 million that was partially offset by a decrease in securities sold under repurchase agreements and federal funds purchased of $12.0 million.

      Shareholders' equity increased $13.1 million through June 30, 2002 due primarily to an increase in retained earnings of $9.1 million and an increase in the valuation adjustment for securities available for sale of $8.6 million. Cash dividends paid during the first six months of 2002 increased $587,000 or 7.2% compared to the cash dividends paid during the first six months of 2001. Earnings retained during the first six months of 2002 were 50.9% compared to 47.9% during the first six months of 2001.

                              RESULTS OF OPERATIONS
                              ---------------------

      Net income for the quarter ended June 30, 2002 was $9.0 million, 11.9% more than the $8.1 million for the second quarter of 2001. For the first six months, net income reached $17.8 million or 13.8% more than the $15.7 million reported for the first six months of 2001. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

      Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the second quarter of 2002 was $27.4 million, which increased $4.3 million or 18.4% over the $23.1 million for the second quarter of 2001. Interest income for the second quarter of 2002 decreased $4.4 million due to a decrease in loan income of $5.6 million that was partially offset by an increase in investment income of $1.4 million. Interest expense for second quarter 2002 decreased $8.7 million due to a decrease in interest on deposits of $7.5 million and a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $1.1 million. Net interest income for the six months ended June 30, 2002 was $54.2 million, which increased $8.8 million or 19.5% over the $45.3 million for the six months ended June 30, 2001. Interest income for the first six months of 2002 decreased $9.9 million due to a decrease in loan income of $11.3 million, which was partially offset by an increase in investment income of $1.8 million. Interest expense for the first six months of 2002 decreased $18.8 million due to decreases in interest on deposits of $15.3 and interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $3.5 million. The decreases in interest income and expense are primarily due to the lower interest rate environment during the second quarter 2002 when compared to the second quarter 2001. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

      During management's quarterly review of the allowance for loan losses, the Company considers a variety of factors that includes: the continuing economic uncertainty associated with events of the past year, the recession and the Company's concern that a slower economy will continue the trend of higher loan losses, the overall concerns of consumer confidence and the current high level of non-performing loans. Based on these factors, the provision for loan losses was $6.8 million for the six months ended or an increase of $3.8 million for the six-month period ended June 30, 2002 compared to the same period in 2001. The allowance for loan losses of $42.7 million at June 30, 2002 and $42.2 million at December 31, 2001 as a percentage of total loans was 2.34% at June 30, 2002 and 2.27% at December 31, 2001. The percentage of allowance for loan losses to nonperforming loans was 156.4% as of June 30, 2002 as compared to 146.6% for December 31, 2001. The Company's net charge-offs of $6.2 million for the six months of 2002 are due primarily to one large commercial real estate loan that the Company charged off during the first quarter. Net charge-offs were $2.6 million during the first six months of 2001.

      Other income increased $1.0 million or 12.0% during the second quarter of 2002, as a result of increased service charges on deposit accounts of $618,000, increased other income of $587,000, increased trust income of $120,000. This was partially offset by a decrease in mortgage banking income of $304,000. Year to date, other income increased $2.6 million or 16.1%. This was as a result of increased service charges on deposit accounts of $1.5 million, increased other income of $1.4 million, and increased trust income of $170,000. This increase was partially offset by increased net securities losses of $281,000 and a decrease in mortgage banking income of $162,000. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees on a larger deposit base, as a result of to our free checking promotional program first implemented during the second quarter of 2001. Increased other income is due primarily to an increase in bank-owned life insurance income and electronic banking fees. The decrease in mortgage banking income is primarily due to the fact that those able to refinance have already done so during this extended lower rate environment. Other expenses increased $2.8 million or 14.0% during the second quarter of 2002. Other operating expenses increased $2.0 million or 34.9%, salaries wages and benefits increased $628,000 or 5.7%, and net premises and equipment increased $108,000 or 3.7%. Year to date, other expenses increased $5.1 million or 13.1%. Other operating expenses increased $2.9 million or 26.5%, salaries wages and benefits increased $2.2 million or 10.0%. Other operating expenses increased largely as a result of the write-down of a minority ownership interest in a non-banking, non-public financial services business. At the time of the Company's investment, this business appeared to be an opportunity for the Company to continue to focus on specialized niche markets. The business has been unable to accomplish its business plan and the Company has elected to terminate its investment in this business. Salaries, wages and benefits increased due to increased staff and increases in benefit costs.

      Income before income taxes increased $1.2 million or 11.8% in the second quarter of 2002 compared to the same time period in 2001. Income taxes increased $269,000 or 11.5% for the quarter ended June 30, 2002 due to the higher income before income taxes. Income before income taxes increased $2.6 million or 13.1% in the first half of 2002 compared to the same time period in 2001. Income taxes increased $472,000 or 10.9% for the half year ended June 30, 2002 due to the higher income before income taxes. The Company's effective tax rate remained relatively stable at 22.4% for the second quarter of 2002 compared to 22.4% for 2001. The Company's effective tax rate also remained relatively stable at 21.3% for the first half of 2002 compared to 21.7% for 2001.


                      GOODWILL AND OTHER INTANGIBLE ASSETS
                      ------------------------------------

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. As of January 1, 2002, the Company is no longer amortizing its goodwill of $19.2 million. Had the Company not been required to amortize goodwill during the first half of 2001, reported earnings per share would have been $.03 higher on a diluted basis, or $.80 per share versus the $.77 per share actually reported through June 30, 2001.

      SFAS No. 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company will be testing goodwill for impairment at least annually. As of June 30, 2002, the Company has completed the transitional testing of its intangible assets, including goodwill. The company did not identify any impairment on its outstanding goodwill.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings, decreased $14.1 million from year-end 2001. Long-term borrowings increased $57.4 million during the first six months of 2002.

         The Company currently does not have any unconsolidated subsidiaries or off-balance sheet special purpose entities.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2002:

                                                                    Repricing Periods  (1)
                                                            -----------------------------------
                                                               Three Months         One Year
                                           Within Three        Through One         Through Five            Over
                                               Months             Year                Years             Five Years
                                          ------------------------------------------------------------------------
                                                                       (In Thousands)
Assets
      Interest bearing deposits
         at banks                          $     1,959      $           --       $          --        $         --
      Investment securities                     88,136             150,329             171,380             346,800
      Loans (1)                                725,497             258,049             658,684             143,125
      Other assets                              20,000                  --                  --             221,640
                                           -----------      --------------       -------------        ------------
                                               835,592             408,378             830,064             711,565
                                           -----------      --------------       -------------        ------------
Liabilities and equity
      Non-interest bearing deposits            330,238                  --                  --                  --
      Interest bearing deposits (2)            472,281             352,562             282,831             636,327
      Borrowed funds                           164,039                  --              60,000             209,951
      Preferred securities                      40,250                  --                  --                  --
      Other liabilities                             --                  --                  --              28,293
      Hedging instruments                       40,000                  --             (40,000)                 --
      Shareholders' equity                          --                  --                  --             208,827
                                           -----------      --------------       -------------        ------------
                                             1,046,808             352,562             302,831           1,083,398
                                           -----------      --------------       -------------        ------------
Interest sensitivity gap                      (211,216)             55,816             527,233            (371,833)
                                           -----------      --------------       -------------        ------------

Cumulative interest rate
        sensitivity gap                    ($  211,216)        ($  155,400)        $   371,833             $    --
                                           ===========      ==============       =============        ============

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 2002. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 21.9% of these deposits are considered repriceable within three months and 78.1% are considered repriceable in the over five years category.

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

      At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company's long-term fixed rate mortgages in the secondary market. Based on the Company's modeling process, the impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, the Company's asset/liability management committee's priority is to manage this optionality and therefore limit the level of interest rate risk.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

      The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2002. The Company had no capital leases at June 30, 2002.

                                                                             One to      Four to     After
                                                               Less than     Three         Five       Five
(dollars in thousands)                                Total     One Year     Years        Years       Years
                                                      -----     --------     -----        -----       -----
Minimum annual rentals or noncancellable
  operating leases                                  $ 10,366     $ 2,719     $ 4,332      $2,047     $ 1,268
Remaining contractual maturities of time
  deposits                                           869,991     583,808     178,584      62,243      45,356
Loan commitments                                     581,809     300,049     100,718       6,020     175,022
Long-term borrowed funds                             197,339      36,813      22,500      25,000     113,026
Standby letters of credit                             34,673      29,418       5,255         ---         ---
                                                  ----------    --------    --------     -------    --------
Total                                             $1,694,178    $952,807    $311,389     $95,310    $334,672
                                                  ==========    ========    ========     =======    ========

                                CAPITAL ADEQUACY
                                ----------------

         The following table sets forth certain capital performance ratios:

                                              June 30,         Dec. 31,
                                                2002             2001
                                              --------         --------
CAPITAL PERFORMANCE
Return on average assets (annualized)           1.31%            1.25%
Return on average equity (annualized)          17.70            16.80
Earnings retained                              50.90            49.50

CAPITAL LEVELS

                                      Tier 1 Capital to    Tier 1 Capital to Risk-  Total Capital to Risk-
                                    Average Assets Ratio    Weighted Assets Ratio   Weighted   Assets Ratio
                                    --------------------    ---------------------   -----------------------
                                     June 30,    Dec. 31,    June 30,     Dec. 31,    June 30,    Dec. 31,
                                       2002        2001        2002         2001        2002        2001
                                       ----        ----        ----         ----        ----        ----
The Company                            8.05%       7.99%       10.74%      10.53%      12.02%       11.82%
National Penn Bank                     7.09%       7.03%        9.36%       9.16%      10.62%       10.42%
Panasia Bank, N.A.                     6.55%       6.64%       12.63%      12.38%      13.89%       13.64%
"Well Capitalized" institution         5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

      The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2002, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

      The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                           RELATED PARTY TRANSACTIONS
                           --------------------------

      The Company had no material transactions with related parties as defined in SFAS No. 57 Related Party Disclosures or with any other persons who, because of a prior relationship with the Company, e.g., former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

                                 FUTURE OUTLOOK
                                 --------------

      On July 23, 2002, the Company opened a Panasia Bank community office in Annandale, VA and on July 29, 2002, opened a National Penn Bank community office in Chester County, PA.

      On June 12, 2002, the Company announced that Panasia Bank N.A. signed an agreement to purchase the Wilmington Savings Fund Society, FSB's United Asian Bank Division office in Elkins Park, PA. The Company plans to consolidate this office of approximately $10 million in deposits and $15 million in loans with Panasia's Cheltenham community office sometime in the future. The Company anticipates a September 2002 completion of this transaction.

      On June 26, 2002, the Company's Board of Directors declared a cash dividend of $.22 per share to be paid on August 17, 2002, to shareholders of record on July 31, 2002.

      On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. No timetable has been set for the repurchases. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. As of July 22, 2002, a total of 837,458 shares have been repurchased at a total cost of approximately $19,939,000.

      On July 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan. No timetable has been set for the repurchases.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings.
---------------------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      The 2002 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 22, 2002. Notice of the meeting was mailed to shareholders of record on or about March 22, 2002, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

      The annual meeting was held:

      * to elect four Class III directors to hold office for three years from the date of election and until their successors are elected and qualified, and

      * to act upon a proposal to amend National Penn's Articles of Incorporation to increase the maximum number of directors of National Penn to 20 persons ("Proposal No. 2").

      There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

                                                                       Abstentions and
         Nominee                    For              Withheld          Broker Non-votes
         -------                    ---              --------          ----------------

         Frederick P.  Krott        15,314,478       175,488           0

         Patricia L. Langiotti      15,307,813       182,153           0

         Kenneth A. Longacre        15,354,354       135,612           0

         Wayne R. Weidner           15,369,284       120,682           0

      There was no solicitation in opposition to Proposal No. 2, and Proposal No. 2 was approved. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for Proposal No. 2 were as follows:

         For                        Against          Abstentions       Broker Non-votes
         ---                        -------          -----------       ----------------

         14,026,223                 927,731          415,940           0

Item 5.  Other Information.
---------------------------

      Panasia Branch Opening
      ----------------------

      On July 22, 2002, National Penn's principal wholly-owned banking subsidiary, National Penn Bank ("NP Bank"), opened a de novo branch in Annandale, Fairfax County, Virginia (the "Branch"). On June 1, 2002, National Penn's other wholly-owned banking subsidiary, Panasia Bank, N.A. ("Panasia"), and NP Bank entered into a purchase and assumption agreement providing for the transfer by NP Bank to Panasia of the Branch, immediately after its opening. The Branch opened as a Panasia branch on July 23, 2002.

      Panasia Branch Acquisition
      --------------------------

      On June 12, 2002, Panasia and Wilmington Savings Fund Society ("WSFS") entered into a purchase and assumption agreement providing for Panasia's purchase of WSFS's United Asian Bank division in Elkins Park, Pennsylvania. The agreement covers the Elkins Park branch office, including all its assets, business liabilities and deposits.

      The transaction is subject to the approval of the Office of the Comptroller of the Currency ("OCC"). Subject to receipt of approval from the OCC and other customary closing conditions, National Penn expects the transaction to close in September 2002. Upon closing, Panasia will acquire approximately $10 million in deposits and $15 million in consumer and business banking loans. After closing, Panasia intends to close the Elkins Park branch and to combine it with Panasia's existing branch in Cheltenham, Pennsylvania, sometime in the future.

      Cash Dividend
      -------------

      On June 26, 2002, National Penn's Board of Directors declared a cash dividend of $.22 per share to be paid on August 17, 2002 to shareholders of record on July 31, 2002.

      New Board Member
      ----------------

      On June 10, 2002, NP Bank elected Fred D. Hafer to its board of directors, effective immediately. Mr. Hafer resides in West Reading, Berks County, Pennsylvania, and is the retired chairman of FirstEnergy Corporation, headquartered in Akron, Ohio.

      Leasing Company
      ---------------

      On July 25, 2002, National Penn Bank announced the formation of a new subsidiary, National Penn Leasing Company. This subsidiary is intended to provide commercial equipment leasing services.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a)   Exhibits.

            Exhibit 3.1 - Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Registration Statement No. 333-88536 on Form S-3, as filed on May 17, 2002)

      (b) Reports on Form 8-K. During the quarter ended June 30, 2002, National Penn filed the following Reports on Form 8-K:

      * Report on Form 8-K dated March 27, 2002. The Report provided information under Item 5 regarding the approval by National Penn's board of directors of the amended and restated Dividend Reinvestment and Stock Purchase Plan. The Report did not contain any financial statements.

      * Report on Form 8-K dated April 24, 2002. The Report provided information under Item 5 regarding the amendment of National Penn's bylaws, the amendment of National Penn's articles of incorporation, and the amendment of NP Bank's bylaws. The Report did not contain any financial statements.

      * Report on Form 8-K dated June 26, 2002. The Report provided information under Item 5 regarding National Penn's stock repurchase program. The Report did not contain any financial statements.

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

                                    NATIONAL PENN BANCSHARES, INC.
                                                      (Registrant)

Dated:   July 30, 2002                      By /s/  Wayne R. Weidner
                                               ---------------------------------
                                                Wayne R. Weidner, Chairman,
                                                President and Chief Executive
                                                Officer

Dated:   July 30, 2002                      By /s/  Gary L. Rhoads
                                               ---------------------------------
                                                Gary L. Rhoads, Principal
                                                Financial Officer