Form 10-Q
period 2002-09-30
NATIONAL PENN BANCSHARES INC
filed 2002-11-12
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 2002
                                   --------------------------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                     to
                               --------------------    --------------------

Commission file number: 000-10957
                        ---------

                         NATIONAL PENN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                  23-2215075
      -------------------------------                    ----------------
      (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

            Philadelphia and Reading Avenues, Boyertown, PA   19512
            -------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 1, 2002
             -----                              -------------------------------

     Common Stock (no stated par value)             (No.) 19,717,558 Shares

                               Page 1 of 28 pages

TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                            Page
-------------------------------                                            ----

 Item 1.   Financial Statements.........................................    3

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operation ................   12

 Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk..................................................   22

 Item 4.   Controls and Procedures......................................   22

Part II - Other Information.
----------------------------

 Item 1.   Legal Proceedings ...........................................   23

 Item 2.   Changes in Securities........................................   23

 Item 3.   Defaults Upon Senior Securities..............................   23

 Item 4.   Submission of Matters to a Vote of
           Security Holders.............................................   23

 Item 5.   Other Information ...........................................   23

 Item 6.   Exhibits and Reports on Form 8-K.............................   24

Signatures..............................................................   26


Certifications..........................................................   27

                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                Sept. 30
 (Dollars in thousands, except per share data)                        2002                Dec. 31
                                                                   (Unaudited)             2001
                                                                  -----------           -----------
ASSETS
Cash and due from banks                                           $    83,715           $   101,796
Interest bearing deposits in banks                                      3,151                 6,002
Federal funds sold                                                     76,000                     -
                                                                  -----------           -----------
    Total cash and cash equivalents                                   162,866               107,798
Investment securities available for sale, at fair value               763,103               658,581
Loans, less allowance for loan losses of $42,323 and
  $42,207 in 2002 and 2001 respectively                             1,826,835             1,814,162
Other assets                                                          142,603               146,941
                                                                  -----------           -----------
    Total Assets                                                  $ 2,895,407           $ 2,727,482
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                     $   335,241           $   344,972
Interest bearing deposits
  (Includes certificates of deposit $100,000 or greater:
  2002 - $253,078; 2001 - $267,540)                                 1,798,939             1,731,823
                                                                  -----------           -----------
    Total Deposits                                                  2,134,180             2,076,795
Securities sold under repurchase agreements
  and federal funds purchased                                         231,734               238,726
Short-term borrowings                                                  10,000                 9,480
Long-term borrowings                                                  171,021               139,974
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                  103,500                40,250
Accrued interest payable and other liabilities                         24,745                26,575
                                                                  -----------           -----------
    Total Liabilities                                               2,675,180             2,531,800
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                -                     -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2002 - 19,788,827; 2001 - 19,926,863; net of shares
    in Treasury: 2002 - 241,707; 2001 - 121,827                       163,037               166,138
  Retained earnings                                                    43,086                29,333
  Accumulated other comprehensive income                               20,611                 3,119
  Treasury stock at cost                                               (6,507)               (2,908)
                                                                  -----------           -----------
    Total Shareholders' Equity                                        220,227               195,682
                                                                  -----------           -----------
    Total Liabilities and Shareholders' Equity                    $ 2,895,407           $ 2,727,482
                                                                  ===========           ===========


The accompanying notes are an integral part of these condensed financial statements.


                                                  3

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                   Three Months Ended         Nine Months Ended
(Dollars in thousands, except per share data)         September 30              September 30
                                                  ---------------------     ---------------------

                                                    2002         2001         2002         2001
                                                  --------     --------     --------     --------
INTEREST INCOME
Loans including fees                              $ 32,684     $ 37,338     $ 99,311     $115,256
Deposits in banks                                       17          112           63          506
Federal funds sold                                     399           20          469          143
Investment securities                               10,154        9,438       30,085       27,612
                                                  --------     --------     --------     --------
    Total interest income                           43,254       46,908      129,928      143,517
                                                  --------     --------     --------     --------
INTEREST EXPENSE
Deposits                                            11,078       16,665       34,830       55,741
Federal funds purchased, borrowed funds and
  securities sold under repurchase agreements        5,102        5,249       13,864       17,462
                                                  --------     --------     --------     --------
    Total interest expense                          16,180       21,914       48,694       73,203
                                                  --------     --------     --------     --------
    Net interest income                             27,074       24,994       81,234       70,314
Provision for loan losses                            4,500        3,500       11,250        6,500
                                                  --------     --------     --------     --------
    Net interest income after provision
      for loan losses                               22,574       21,494       69,984       63,814
                                                  --------     --------     --------     --------
OTHER INCOME
Trust income                                         1,298        1,305        4,036        3,873
Service charges on deposit accounts                  3,218        2,780        9,222        7,281
Net gains on sale of investment securities             367          781          117          812
Mortgage banking income                              1,603        1,240        3,627        3,426
Other                                                3,999        3,500       12,196       10,334
                                                  --------     --------     --------     --------
    Total other income                              10,485        9,606       29,198       25,726
                                                  --------     --------     --------     --------
OTHER EXPENSES
Salaries, wages and employee benefits               12,243       11,419       35,983       32,996
Net premises and equipment                           3,432        2,997        9,502        9,039
Other operating                                      5,918        5,734       19,622       16,571
                                                  --------     --------     --------     --------
    Total other expenses                            21,593       20,150       65,107       58,606
                                                  --------     --------     --------     --------
    Income before income taxes                      11,466       10,950       34,075       30,934
Income tax expense                                   2,255        2,468        7,061        6,802
                                                  --------     --------     --------     --------
    Net income                                    $  9,211     $  8,482     $ 27,014     $ 24,132
                                                  ========     ========     ========     ========


PER SHARE OF COMMON STOCK
Net income per share - basic                      $   0.46     $   0.43     $   1.36     $   1.21
Net income per share - diluted                        0.46         0.42         1.35         1.19
Dividends paid in cash                                0.22         0.21         0.66         0.61

The accompanying notes are an integral part of these condensed financial statements.

                                                  4

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2002
  (Dollars in thousands)
                                                                                 Accumulated
                                             Common Stock                           other
                                       ------------------------     Retained    comprehensive  Treasury                Comprehensive
                                         Shares        Value        earnings       income        stock          Total      income
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 2001           19,926,863   $   166,138   $    29,333   $     3,119  $    (2,908)      195,682
  Net income                                    -             -        27,014             -            -        27,014   $    27,014
  Cash dividends declared                       -             -       (13,261)            -            -       (13,261)
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -             -             -        17,492            -        17,492        17,492
                                       ---------------------------------------------------------------------------------------------
Total comprehensive income                      -             -             -             -            -             -   $    44,506
                                       ---------------------------------------------------------------------------------------------
 Effect of treasury stock transactions   (138,036)       (3,101)            -             -       (3,599)       (6,700)
                                       ---------------------------------------------------------------------------------------------
Balance at September 30, 2002          19,788,827   $   163,037   $    43,086   $    20,611  $    (6,507)  $   220,227


                                                                                         September 30, 2002
                                                                               ---------------------------------------
                                                                               Before           Tax              Net of
                                                                                tax          (expense)            tax
                                                                               amount         benefit           amount
                                                                               ---------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                               26,794          (9,378)          17,416
  Less: reclassification adjustment for losses realized in net income             117             (41)              76
                                                                               ---------------------------------------
Other comprehensive income, net                                                26,911          (9,419)          17,492
                                                                               =======================================



NINE MONTHS ENDED SEPTEMBER 30, 2001
  (Dollars in thousands)
                                                                               Accumulated
                                              Common Stock                         other
                                       ------------------------    Retained    comprehensive   Treasury                Comprehensive
                                         Shares         Value      earnings         loss        stock          Total       income
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 2000           19,349,942    $  154,719    $   26,597    $    2,753   $     (853)      183,216
  Net income                                    -             -        24,132             -            -        24,132    $   24,132
  Cash dividends declared                       -             -       (12,572)            -            -       (12,572)
  Shares issued under stock-based
       plans                                    -             -             -             -            -             -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                 -             -             -        10,734            -        10,734        10,734
                                       ---------------------------------------------------------------------------------------------
Total comprehensive income                      -             -             -             -            -             -    $   34,866
                                       ---------------------------------------------------------------------------------------------
 Effect of treasury stock transactions     72,471          (459)                                    (203)         (662)
                                       ---------------------------------------------------------------------------------------------
Balance at September 30, 2001          19,422,413    $  154,260    $   38,157    $   13,487   $   (1,056)      204,848


                                                                                         September 30, 2001
                                                                               ---------------------------------------
                                                                                Before          Tax             Net of
                                                                                 tax         (expense)            tax
                                                                                amount        benefit           amount
                                                                               ---------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                               15,702          (5,496)          10,206
  Less: reclassification adjustment for gains realized in net income              812            (284)             528
                                                                               ---------------------------------------
Other comprehensive income, net                                                16,514          (5,780)          10,734
                                                                               =======================================

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended September 30,
(Dollars in thousands)
                                                                                    2002                 2001
                                                                                  ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  27,014           $  24,132
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                                        11,250               6,500
    Depreciation and amortization                                                     3,610               4,524
    Net (gains) losses on sale of securities and mortgages                           (1,486)              1,396
    Mortgage loans originated for resale                                            (66,923)           (114,684)
    Sale of mortgage loans originated for resale                                     66,923             114,684
    Other                                                                            14,762               5,563
                                                                                  ---------           ---------

      Net cash provided by operating activities                                      55,150              42,115

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in excess of cash equivalents for business acquired                      (8,624)                  -
  Proceeds from sales of investment securities - available for sale                   2,260              23,730
  Proceeds from maturities of investment securities - available for sale             64,951             109,491
  Purchase of investment securities - available for sale                           (128,660)           (234,452)
  Net increase in loans                                                             (43,096)            (33,405)
  Purchases of premises & equipment                                                  (4,681)             (4,828)
                                                                                  ---------           ---------

      Net cash (used in) investing activities                                      (117,850)           (139,464)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in:
    Deposits                                                                         49,904              79,662
    Repurchase agreements, fed funds & short-term borrowings                         (6,472)             (6,570)
     Proceeds from long-term borrowings                                              70,000                   -
    Repayments of long-term borrowings                                              (38,953)             (2,640)
    Cash proceeds from the issuance of subordinated debt                             63,250                   -
  (Increase) decrease in treasury stock                                              (3,599)               (203)
  Effect of treasury stock transactions                                              (3,101)               (459)
  Cash dividends                                                                    (13,261)            (12,572)
                                                                                  ---------           ---------

      Net cash provided by financing activities                                     117,768              57,218

Net increase (decrease) in cash and cash equivalents                                 55,068             (40,131)

Cash and cash equivalents at January 1                                              107,798             104,631
                                                                                  ---------           ---------

Cash and cash equivalents at September 30                                         $ 162,866           $  64,500
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

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   ACQUISITIONS

National Penn Bancshares, Inc. (the Company or National Penn) completed the acquisition of Community Independent Bank, Inc. (CIB) on January 3, 2001 in a transaction accounted for as a pooling of interests, which accordingly required restatement of the financial statements. Under the terms of the merger, each share of CIB stock was converted into 0.945 shares of the Company's common stock, resulting in the issuance of 659,245 shares of the Company's common stock. In addition, outstanding options to purchase CIB common stock were converted into options to purchase 19,188 shares of the Company's common stock, with an exercise price of $9.33 to $12.83 per share.

Panasia Bank, N.A. completed the purchase of the United Asian Bank Division office of Wilmington Savings Fund Society, FSB, on September 27, 2002. The transaction was accounted for under SFAS No.141, Business Combinations, and SFAS No.147, Acquisitions of Certain Financial Institutions. Panasia acquired approximately $10 million in deposits and $15 million in loans.

On September 24, 2002, the Company announced it signed a definitive agreement to purchase FirstService Bank. FirstService Bank is a $400 million asset financial institution. This transaction is subject to regulatory approvals and other closing conditions, and is expected to close in the first quarter of 2003.

3.   LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $19,970,000 at September 30, 2002, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $2,007,000 at September 30, 2002. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.


4.   SHAREHOLDERS' EQUITY

On July 25, 2001, the Company's Board of Directors authorized the repurchase, from time to time, of up to 975,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors. Repurchased shares will be used to fund the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock-based benefit plans. The Company purchased 652,653 shares at an average price of $24.43 for the period January 1, 2002 through August 27, 2002, the date of completion of the 2001 repurchase program.

 On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2002, 48,519 shares have been repurchased at an average price of $25.66 under the 2002 repurchase program.

 On September 25, 2002, the Company's Board of Directors declared a cash dividend of $.23 per share payable on November 17, 2002, to shareholders of record on October 31, 2002. On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend payable on December 27, 2002, to shareholders of record on December 6, 2002. All weighted average, actual shares and per share information has not been adjusted for the 2002 stock dividend.

On December 27, 2001, the Company paid a 3% stock dividend. All weighted average, share and per share information has been retroactively restated.


5. EARNINGS PER SHARE

Three Months Ended September 30, 2002
                                                              Income                Shares             Per Share
                                                            (numerator)          (denominator)           Amount
                                                            -----------          -------------           ------
Basic earnings per share
    Net income available to common stockholders               $ 9,211                19,824             $   0.46
Effect of dilutive securities
    Options                                                       ---                   276                  ---
                                                              -------                ------             --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                              $ 9,211                20,100             $   0.46
                                                              =======                ======             ========

Year To Date September 30, 2002
                                                              Income                Shares             Per Share
                                                            (numerator)          (denominator)           Amount
                                                            -----------          -------------           ------
Basic earnings per share
    Net income available to common stockholders               $27,014                19,818             $   1.36
Effect of dilutive securities
    Options                                                       ---                   262                (0.01)
                                                              -------                ------             --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                              $27,014                20,080             $   1.35
                                                              =======                ======             ========

Options to purchase 248,494 shares of common stock at $27.30 per share were outstanding for the three and nine months ended September 30, 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended September 30, 2001
                                                              Income                Shares             Per Share
                                                            (numerator)          (denominator)           Amount
                                                            -----------          -------------           ------
Basic earnings per share
    Net income available to common stockholders               $ 8,482                20,028             $   0.43
Effect of dilutive securities
    Options                                                       ---                   225                (0.01)
                                                              -------                ------             --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                              $ 8,482                20,253             $   0.42
                                                              =======                ======             ========

Year To Date September 30, 2001
                                                              Income                Shares             Per Share
                                                            (numerator)          (denominator)           Amount
                                                            -----------          -------------           ------
Basic earnings per share
    Net income available to common stockholders               $24,132                19,997             $   1.21
Effect of dilutive securities
    Options                                                       ---                   239                (0.02)
                                                              -------                ------             --------
Diluted earnings per share
    Net income available to common stockholders
        Plus assumed conversions                              $24,132                20,236             $   1.19
                                                              =======                ======             ========

Options to purchase 804,157 shares of common stock at $22.42 to $27.30 per share were outstanding for the three and nine months ended September 30, 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


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


                                                              Three Month Ended              Nine Months Ended
                                                          Sept. 30,       Sept. 30,       Sept. 30,      Sept 30,
(in thousands except for                                     2002            2001           2002           2001
                                                          ----------     ----------     ----------      ----------
   earnings-per-share amounts)
Reported net income                                       $    9,211     $    8,482     $   27,014      $   24,132
Add back: goodwill amortization, net of taxes of $69             ---            303            ---             909
                                                          ----------     ----------     ----------      ----------
Adjusted net income                                       $    9,211     $    8,785     $   27,014      $   25,041
                                                          ==========     ==========     ==========      ==========

Basic earnings per share:
  Reported basic earnings per share                       $     0.46     $     0.43     $     1.36      $     1.21
  Goodwill amortization                                          ---           0.02            ---            0.05
                                                          ----------     ----------     ----------      ----------
  Adjusted basic earnings per share                       $     0.46     $     0.45     $     1.36      $     1.26
                                                          ==========     ==========     ==========      ==========

Diluted earnings per share
  Reported diluted earnings per share                     $     0.46     $     0.42     $     1.35      $     1.19
  Goodwill amortization                                          ---           0.02            ---            0.05
                                                          ----------     ----------     ----------      ----------
  Adjusted diluted earnings per share                     $     0.46     $     0.44     $     1.35      $     1.24
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

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Life Insurance Company, NPB Capital Trust, NPB Capital Trust II and the Company.

The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies (see
Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                 Community Banking               Other         Consolidated
(in thousands)
As of, and for the nine months
  ended, September 30, 2002
Total Assets                            $2,847,073          $   48,334           $2,895,407
Total Deposits                           2,134,180                 ---            2,134,180
Net interest income (loss)                  82,748              (1,514)              81,234
Total noninterest income                    24,758               4,440               29,198
Total noninterest expense                   58,969               6,138               65,107
Net income (loss)                       $   28,951          $   (1,937)          $   27,014

As of, and for the nine months
  Ended, September 30, 2001
Total Assets                            $2,652,289          $   49,316           $2,701,605
Total Deposits                           1,989,253                 ---            1,989,253
Net interest income (loss)                  71,357              (1,043)              70,314
Total noninterest income                    20,538               5,188               25,726
Total noninterest expense                   55,288               3,318               58,606
Net income (loss)                       $   23,503          $      629           $   24,132


8.   ISSUANCE AND REDEMPTION OF SUBORDINATED DEBENTURES

On August 20, 2002, the Company issued $65.2 million of 7.85% junior subordinated deferrable interest debentures (the debentures) due September 30, 2032 to NPB Capital Trust II (the Trust), a Delaware business trust, which is a wholly-owned finance subsidiary of the Company. The debentures are the sole asset of the Trust. The Trust issued 2,530,000 shares of trust preferred securities, $25 face value, for total proceeds of $63.25 million. The Company's obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after September 30, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2032. The ability of the Company's banking subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

On October 31, 2002, the Company used a portion of the net proceeds from the above transaction to redeem the $40.25 million aggregate amount of 9% trust preferred securities issued by the Company in May 1997. As a result, the Company wrote-off the associated unamortized issuance cost of $223,000 after tax, which amount is included in other operating expense.

9. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An Amendment of FASB No. 72 and 144 and FASB Interpretation No. 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after

October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.


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

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              -----------------------------------------------------

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

         The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                               FINANCIAL CONDITION
                               -------------------

         At September 30, 2002, total assets were $2.895 billion, an increase of $167.9 million or 6.2% from the $2.727 billion at December 31, 2001. This increase is reflected primarily in investment securities, which increased $104.5 million, cash and cash equivalents, which increased $55.1 million and an increase in loans of $12.7 million. This increase was partially offset by a decrease in other assets of $4.3 million.

         Total cash and cash equivalents increased $55.1 million or 51.1% at September 30, 2002 when compared to December 31, 2001. The increase is comprised of an increase in federal funds sold of $76.0 million, which was partially offset by a decrease in cash and due from banks of $18.1 million and a decrease in interest bearing deposits of $2.9 million. The increase in federal funds sold is primarily due to the issuance of $63.25 million of trust preferred securities.
`
         Net loans increased to $1.827 billion at September 30, 2002. The modest increase of $12.7 million compared to December 31, 2001 was the result of the overall slow economy and the lack of capital goods spending by the Company's business customers. The purchase of approximately $15 million in loans in the acquisition of the United Asian Bank Division of Wilmington Savings Fund Society, FSB ("WSFS") contributed to growth as well. Loans originated for immediate resale during the first nine months of 2002 amounted to $66.9 million.

         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                  September 30, 2002    December 31, 2001
                                  ------------------    -----------------

Nonaccrual loans                          $   19,970           $   15,988
Loans past due 90 or more days
   as to interest or principal                 1,902               11,794
                                          ----------           ----------
   Total nonperforming loans                  21,872               27,782
Other real estate owned                        5,721                1,013
                                          ----------           ----------
   Total nonperforming assets             $   27,593           $   28,795
                                          ==========           ==========

Total Loans                               $1,869,158           $1,856,369

Average total loans                       $1,832,449           $1,816,265

Allowance for loan losses                 $   42,323           $   42,207

Net charge-offs                           $   11,134           $    5,826

Net charge-offs to: (annualized)
   Total loans                                   .79%                 .31%
   Average total loans                           .81%                 .32%
   Allowance for loan losses                   35.08%               13.80%

Nonperforming assets to:
    Total loans                                 1.48%                1.55%

Allowance for loan losses to:
    Nonperforming assets                       153.4%               146.6%
    Total loans                                 2.26%                2.27%
    Average total loans                         2.31%                2.32%

         The increase in nonaccrual loans is due primarily to two large commercial real estate relationships that the Company continues to try to work out. The decrease in loans 90 days or more past due is due primarily to the shift of these two loans from 90 days or more past due to nonaccrual. The increase in real estate owned is due to one large commercial real estate relationship. The increases in nonaccrual loans and other real estate are viewed by the Company as isolated situations and not necessarily portfolio trends.

         The ratio of nonperforming assets to total loans decreased slightly to 1.48% at September 30, 2002 from 1.55% at December 31, 2001. Total nonperforming assets remain relatively high at $27.6 million at September 30, 2002, which remained relatively unchanged from the $27.3 million at June 30, 2002 and is down from the $31.8 million at March 31, 2002. Nonaccrual loans of $20.0 million decreased slightly from $21.0 million at June 30, 2002 and $24.2 million at March 31, 2002. Other Real Estate Owned of $5.7 million at September 30, 2002 decreased from the $5.9 million at June 30, 2002 and from the $6.4 million at March 31, 2002. The reduction in all three areas is a direct result of the Company's efforts to aggressively reduce nonperforming assets through asset sales or settlements with problem borrowers. The allowance for loan loss increased to $42.3 million or 2.26% of total loans outstanding. Based on the current reserves, the ratio of allowance for loan losses to nonperforming assets increased to 153.4%. The increase in the ratio of net charge-offs to allowance for loan losses is due to the increase in the amount of charge-offs for the first nine months due primarily to the partial charge-off of one large commercial real estate loan during the first quarter.

         Investments, the Company's secondary use of funds, increased $104.5 million or 15.9% to $763.1 million at September 30, 2002 when compared to December 31, 2001. The increase is due to investment purchases of $128.7 million and the securitization of approximately $35.0 million of conforming residential loans through Federal Home Loan Mortgage Corporation during the second quarter. This resulted in the transfer of these loans from the Company's loan portfolio to the investment portfolio where they are now held in the form of a mortgage-backed security. The purpose of this transaction was to provide greater liquidity for the loans as they are more readily saleable in the form of a security, as well as to provide collateral for the Company's cash management and municipal deposit programs. This increase was partially offset by investment sales, calls and maturities and the amortization of mortgage-backed securities totaling $67.2 million.

         Other assets decreased to $142.6 million, a decrease of $4.3 million from the $146.9 million at December 31, 2001. This decrease is due primarily to a decrease in other assets of $7.8 million, which was partially offset by an increase in Bank owned life insurance ("BOLI") of $1.8 million and net premises and equipment of $1.5 million. The decrease in other assets is primarily due to the decrease in the deferred tax asset due to the effects of other comprehensive income.

         As the primary source of funds, aggregate deposits of $2.134 billion at September 30, 2002 increased $57.4 million or 2.8% compared to December 31, 2001. The increase in deposits during the first nine months of 2002 was primarily in interest bearing deposits, which increased $67.1 million while non-interest bearing deposits decreased $9.7 million. Deposits increased in part due to the purchase of approximately $10 million in deposits from WSFS's United Asian Division. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $516.3 million at September 30, 2002, and $428.4 million at December 31, 2001. The increase of $87.8 million is due primarily to the issuance of trust preferred securities of $63.3 million and long-term borrowings of $31.0 million that was partially offset by a decrease in securities sold under repurchase agreements and federal funds purchased of $7.0 million.

         Shareholders' equity increased $24.5 million through September 30, 2002 due primarily to an increase in the valuation adjustment for securities available for sale of $17.5 million and an increase in retained earnings of $13.8 million. Cash dividends paid during the first nine months of 2002 increased $865,000 or 7.1% compared to the cash dividends paid during the first nine months of 2001. Earnings retained during the first nine months of 2002 were 51.5% compared to 49.3% during the first nine months of 2001.

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended September 30, 2002 was $9.2 million, 8.6% more than the $8.5 million for the third quarter of 2001. For the first nine months, net income reached $27.0 million or 11.9% more than the $24.1 million reported for the first nine months of 2001. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the third quarter of 2002 was $27.1 million, which increased $2.1 million or 8.3% over the $25.0 million for the third quarter of 2001. Interest income for the third quarter of 2002 decreased $3.7 million due to a decrease in loan income of $4.7 million that was partially offset by an increase in investment income of $716,000. Interest expense for third quarter 2002 decreased $5.7 million due to a decrease in interest on deposits of $5.6 million and a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $147,000. Net interest income for the nine months ended September 30, 2002 was $81.2 million, which increased $10.9 million or 15.5% over the $70.3 million for the nine months ended September 30, 2001. Interest income for the first nine months of 2002 decreased $13.6 due to a decrease in loan income of $15.9 million, which was partially offset by an increase in investment income of $2.5 million. Interest expense for the first nine months of 2002 decreased $24.5 million due to decreases in interest on deposits of $20.9 and interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $3.6 million. The decreases in interest income and expense are primarily due to the lower interest rate environment during third quarter 2002 when compared to third quarter 2001. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include: the continuing economic uncertainty associated with the terrorist events of the past year, the recession and the Company's concern that a slower economy will continue the trend of higher loan losses, the overall concerns of consumer confidence and the current high level of non-performing loans. Based on these factors, the provision for loan losses was $11.3 million for the nine months ended September 30, 2002, or an increase of $4.8 million over the provision in the same period in 2001. The allowance for loan losses of $42.3 million at September 30, 2002 and $42.2 million at December 31, 2001 as a percentage of total loans was 2.26% at September 30, 2002 and 2.27% at December 31, 2001. The percentage of allowance for loan losses to nonperforming loans was 153.4% as of September 30, 2002 as compared to 146.6% for December 31, 2001. The Company's net charge-offs of $11.1 million for the first nine months of 2002 are due primarily to one large commercial real estate loan that will take some time to work out. Net charge-offs were $4.6 million during the first nine months of 2001.

         Other income increased $879,000 or 9.2% during the third quarter of 2002, as a result of increased other income of $499,000, increased service charges on deposit accounts of $438,000 and increased mortgage banking income of $363,000. This was partially offset by a decrease in net gains on sale of investment securities of $414,000. Year to date, other income increased $3.5 million or 13.5%. This resulted from increased service charges on deposit accounts of $1.9 million, increased other income of $1.9 million, increased mortgage banking income of $201,000 and increased trust income of $163,000, partially offset by decreased net gains on sale of investment securities of $695,000. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees on a larger deposit base, which increased due to a free checking promotional program first implemented during the second quarter of 2001, and will most likely result in a decreased rate of growth in these fees for the remainder of 2002. Increased other income is due primarily to an increase in BOLI income, electronic banking fees and standby letter of credit fees. Other expenses increased $1.4 million or 7.2% during the third quarter of 2002. Salaries, wages and benefits increased $824,000 or 7.2%, net premises and equipment increased $435,000 or 14.5%, and other expenses increased $184,000 or 3.2%. Year to date, other expenses increased $6.5 million or 11.1%. Other operating expenses increased $3.1 million or 18.4%, salaries wages and benefits increased $2.9 million or 9.1% and net premises and equipment increased $463,000 or 5.1%. Other operating expenses increased in part due to the write-down of a minority ownership interest in a non-banking, non-public financial services business. At the time of the Company's investment, this business appeared to be an opportunity for the Company to continue to focus on specialized niche markets. The business has been unable to accomplish its business plan and the Company elected to terminate its investment in this business. The Company has no other material, similar types of investments. The Company also wrote off the unamortized issuance cost of $343,000 related to the redemption of the 1997 preferred securities. Salaries, wages and benefits increased due to increased staff and increases in benefit costs.

         Income before income taxes increased $516,000 or 4.7% in the third quarter of 2002 compared to the same time period in 2001. Income taxes decreased $213,000 or 8.6% for the quarter ended September 30, 2002. Income before income taxes increased $3.1 million or 10.2% in the first nine months of 2002 compared to the same time period in 2001. Income taxes increased $259,000 or 3.8% for the nine months ended September 30, 2002 due to the higher income before income taxes. The Company's effective tax rate of 19.7% decreased for the third quarter of 2002 compared to 22.5% for 2001. The Company's effective tax rate of 20.7% decreased for the first nine months of 2002 compared to 21.9% for 2001. The decrease in the effective rate for the three and nine months ended September 30, 2002 is due primarily to the elimination of the non-deductible goodwill expense as of January 1, 2002.


                      GOODWILL AND OTHER INTANGIBLE ASSETS
                      ------------------------------------

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. As of January 1, 2002, the Company is no longer amortizing its goodwill. Had the Company not been required to amortize goodwill during the first nine months of 2001, reported earnings per share would have been $.045 higher on a diluted basis, or $1.24 per share versus the $1.19 per share actually reported for the nine months ended September 30, 2001.

         SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will be testing goodwill for impairment at least annually. For the testing completed as of June 30, 2002, the Company had no impairment of goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings, increased $50.9 million from year-end 2001. Long-term borrowings increased $94.3 million during the first nine months of 2002. $40.25 million of trust preferred securities were redeemed on October 31, 2002.

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

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2002:

                                                                    Repricing Periods  (1)
                                                            -----------------------------------
                                                               Three Months        One Year
                                           Within Three        Through One        Through Five            Over
                                              Months              Year               Years              Five Years
                                           ------------------------------------------------------------------------
                                                                       (In Thousands)

Assets
      Interest bearing deposits
         at banks                          $     3,151      $           --       $          --        $         --
      Federal funds sold                        76,000                  --                  --                  --
      Investment securities                    115,982             167,663             220,763             258,695
      Loans (1)                                739,760             235,019             727,802             124,254
      Other assets                                  --                  --                  --             226,318
                                           -----------      --------------       -------------        ------------
                                               934,893             402,682             948,565             609,267
                                           -----------      --------------       -------------        ------------
Liabilities and equity
      Non-interest bearing deposits            335,241                  --                  --                  --
      Interest bearing deposits (2)            490,810             311,830             364,899             631,400
      Borrowed funds                           137,875                 ---              60,434             214,446
      Preferred securities                      40,250                  --                  --              63,250
      Other liabilities                             --                  --                  --              24,745
      Hedging instruments                       40,000             (20,000)            (20,000)                 --
      Shareholders' equity                          --                  --                  --             220,227
                                           -----------      --------------       -------------        ------------
                                             1,044,176             291,830             405,333           1,154,068
                                           -----------      --------------       -------------        ------------
Interest sensitivity gap                      (109,283)            110,852             543,232            (544,801)
                                           -----------      --------------       -------------        ------------

Cumulative interest rate
        sensitivity gap                    ($  109,283)     $        1,569       $     544,801        $         --
                                           ===========      ==============       =============        ============

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 2002. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 30.3% of these deposits are considered repriceable within three months and 69.7% are considered repriceable in the over five years category.

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


                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

         The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2002:

                                                                            One to         Four to          After
                                                            Less than        Three          Five            Five
(dollars in thousands)                           Total       One Year        Years          Years           Years
                                             ----------     ----------     ----------     ----------     ----------
Minimum annual rentals or noncancellable
   operating leases                          $   18,368     $    2,788     $    5,148     $    2,927     $    7,505
Remaining contractual maturities of time
   deposits                                     833,785        465,411        300,382         64,519          3,473
Loan commitments                                575,249        362,627         94,315          5,886        112,421
Long-term borrowed funds                        171,021         10,500         22,500         37,934        100,087
Standby letters of credit                        41,073         27,648          5,472          7,870             83
                                             ----------     ----------     ----------     ----------     ----------
Total                                        $1,631,494     $  868,905     $  427,001     $  118,256     $  217,332
                                             ==========     ==========     ==========     ==========     ==========


         The Company had no capital leases at September 30, 2002.



                                CAPITAL ADEQUACY
                                ----------------

         The following table sets forth certain capital performance ratios:

                                              Sept. 30,      Dec. 31,
                                                 2001          2002
                                              ---------      --------
CAPITAL PERFORMANCE
Return on average assets (annualized)            1.30%         1.25%
Return on average equity (annualized)           17.50         16.80
Earnings retained                               51.50         49.50

CAPITAL LEVELS

                                          Tier 1 Capital to       Tier 1 Capital to Risk-     Total Capital to Risk-
                                        Average Assets Ratio       Weighted Assets Ratio       Weighted Assets Ratio
                                        --------------------      -----------------------     -----------------------
                                        Sept. 30,    Dec. 31,     Sept. 30,      Dec. 31,     Sept. 30,      Dec. 31,
                                          2002         2001          2002          2001          2002          2001
                                          ----         ----          ----          ----          ----          ----
The Company                               8.62%        7.99%        11.66%        10.53%        12.94%        11.82%
National Penn Bank                        6.97%        7.03%         9.42%         9.16%        10.68%        10.42%
Panasia Bank, N.A                         5.74%        6.64%         9.61%        12.38%        10.87%        13.64%
"Well Capitalized" institution            5.00%        5.00%         6.00%         6.00%        10.00%        10.00%
    (under banking regulations)

           The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2002, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         On August 20, 2002, the Company, through its subsidiary NPB Capital Trust II, a Delaware business trust, issued $63.25 million of trust preferred securities at an interest rate of 7.85%. On October 31, 2002, the Company retired its $40.25 million of 9% trust preferred securities issued in 1997.

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

                           RELATED PARTY TRANSACTIONS
                           --------------------------

         The Company has no material transactions with related parties as defined in SFAS No. 57 Related Party Disclosures or with any other persons who, because of a prior relationship with the Company, i.e. former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

                                 FUTURE OUTLOOK
                                 --------------


         On September 3, 2002, the Company announced that National Penn Bank has formed an affiliation with A.D. Computer to offer its commercial customers payroll processing services. A.D. Computer is headquartered in Center Valley, PA.

         On September 24, 2002, the Company announced the signing of a definitive agreement to purchase FirstService Bank, headquartered in Doylestown, PA. FirstService Bank is a $400 million asset bank, operating seven community offices in Bucks and Montgomery counties. Subject to receipt of regulatory approvals and satisfaction of other closing conditions, the Company anticipates completion of this transaction during the first quarter of 2003.

         On September 25, 2002, the Company's Board of Directors declared a cash dividend of $.23 per share payable on November 17, 2002, to shareholders of record on October 31, 2002.

         On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend payable December 27, 2002, to shareholders of record on December 6, 2002.

         On July 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2002, 48,519 shares have been repurchased at an average price of $25.66.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         From time to time, National Penn or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

         *        Financial condition.

         *        Results of operations.

         *        Asset quality.

         * Product, geographic and other business expansion plans and activities.

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

         These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

         * National Penn's unified branding campaign and other marketing initiatives may be less effective than expected in building name recognition and greater customer awareness of National Penn's products and services. Use of non-National Penn brands may be counter-productive.

         * Expansion of National Penn's products and services offerings may meet with more effective competitive resistance from others already offering such products and services than expected.

         * New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

         * Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.

         * Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

         * Business development in newly entered geographic areas may be more difficult, and take longer, than expected.

         * Competitive pressures may increase significantly and have an adverse effect on National Penn's pricing, spending, third-party relationships and revenues.

         * National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

         * Projected business increases following new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

         * National Penn may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.

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

         * Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect National Penn's costs and business.

         * Market volatility may continue in the securities markets, with an adverse effect on National Penn's securities and asset management activities.

         * National Penn may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives.

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

Item 4.  Controls and Procedures.

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of November 6, 2002. Disclosure controls and procedures are defined in SEC Rule 13a-14(c) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         Since the date of the most recent evaluation of National Penn's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect such internal controls.

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

         None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

Item 5. Other Information.
---------------------------

         Cash Dividend
         -------------

         On September 25, 2002, the Board of Directors of National Penn declared a cash dividend of $.23 per share payable on November 17, 2002 to shareholders of record as of October 31, 2002.

         Stock Dividend
         --------------

         On October 23, 2002, the Board of Directors of National Penn declared a 5% stock dividend, payable on December 27, 2002 to shareholders of record as of December 6, 2002.

         Redemption of 1997 Trust Preferred Securities
         ---------------------------------------------

         As has been previously reported, on August 20, 2002, National Penn completed a public offering of 7.85% Trust Preferred Securities with an aggregate offering price of $63.25 million.

         On September 25, 2002, National Penn called for redemption all $40.25 million of its 9% Trust Preferred Securities issued in May 1997, at an aggregate redemption price of $40.25 million plus accrued and unpaid interest to the redemption date. These securities were redeemed on October 31, 2002.

         100 Best Places to Work
         -----------------------

         During the third quarter 2002, the Pennsylvania Department of Community and Economic Development named National Penn as one of the 100 Best Places to Work in Pennsylvania.

         Panasia Office Acquisition
         --------------------------

         As has been previously reported, on June 12, 2002, Panasia Bank, N.A. ("Panasia"), a banking subsidiary of National Penn, entered into an agreement with Wilmington Savings Fund Society, FSB ("WSFS"), providing for Panasia's purchase of WSFS's United Asian Bank division in Elkins Park, Pennsylvania. The agreement covered the Elkins Park office, including all its assets, business liabilities and deposits. The transaction closed on September 27, 2002. In the transaction, Panasia acquired approximately $8.5 million in deposits and approximately $15.8 million in consumer and business banking loans. Panasia then closed the Elkins Park office and combined it with Panasia's existing community office in Cheltenham, Pennsylvania.

         Panasia--Election of New President
         ----------------------------------

         On October 22, 2002, the Board of Directors of Panasia elected Edward
E. Shin as President of Panasia. Prior thereto, Mr. Shin had been serving as Executive Vice President of Panasia.

         Office and ATM Openings and Closings
         ------------------------------------

         In July 2002, National Penn's principal banking subsidiary, National Penn Bank ("NP Bank"), opened a new community office at Dilworthtown Road and Route #202 in Chester County, Pennsylvania. In September 2002, NP Bank closed a community office in Springfield, Delaware County, Pennsylvania.

         As previously reported, in July 2002, Panasia acquired from NP Bank a community office, and opened it as a Panasia community office, in Annandale, Virginia.

         During third quarter 2002, NP Bank closed three free-standing automated teller machines (ATMs), located in Emmaus and Catasauqua, Lehigh County, and in Wyomissing, Berks County, Pennsylvania.

         Wayne R. Weidner--Exercise of Stock Options
         -------------------------------------------

         On October 18, 2002, Wayne R. Weidner, Chairman, President and Chief Executive Officer of National Penn, exercised stock options and acquired 4,969 additional shares of National Penn common stock, increasing his ownership to approximately 52,981 shares, under a previously reported plan adopted in August 2002 pursuant to SEC Rule 10b5-1(c).

         Lawrence T. Jilk, Jr.--Resignation
         ----------------------------------

         On October 23, 2002, Lawrence T. Jilk, Jr., retired chief executive officer of National Penn, resigned as a director of National Penn and all National Penn subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) Exhibits.

         2.1      -        Agreement dated September 24, 2002 between National
                           Penn Bancshares, Inc., National Penn Bank and
                           FirstService Bank. (Incorporated by reference to Exhibit 2.1 of National Penn's Current Report on Form
                           8-K dated September 24, 2002.)

         2.2      -        Form of Letter Agreement between FirstService Bank
                           directors and National Penn Bancshares, Inc.
                           (Incorporated by reference to Exhibit 2.2 of National
                           Penn's Current Report on Form 8-K dated September 24,
                           2002.)

         4.1      -        Form of Trust Agreement between National Penn
                           Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement Nos.
                           333-97361 and 333-97361-01 on Form S-3, as filed on
                           July 30, 2002.)

         4.2          -    Form of Amended and Restated Trust Agreement among
                           National Penn Bancshares, Inc., Christiana Bank &
                           Trust Company, as Property Trustee, and Christiana
                           Bank & Trust Company, as Delaware Trustee.
                           (Incorporated by reference to Exhibit 4.2 to National
                           Penn's Registration Statement Nos. 333-97361 and
                           333-97361-01 on Form S-3, as filed on August 6,
                           2002.)

         4.3      -        Form of Subordinated Debenture Indenture between
                           National Penn Bancshares, Inc. and Christiana Bank &
                           Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Registration
                           Statement Nos. 333-97361 and 333-97361-01 on Form
                           S-3, as filed on August 6, 2002.)

         4.4      -        Form of Preferred Securities Guarantee Agreement
                           between National Penn Bancshares, Inc. and Christiana
                           Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to National Penn's
                           Registration Statement Nos. 333-97361 and
                           333-97361-01 on Form S-3, as filed on August 6,
                           2002.)

         10.1     -        Amended and Restated National Penn Bancshares, Inc.
                           1987 Stock Option Plan. (Incorporated by reference to
                           Exhibit 10.1 of National Penn's Current Report on
                           Form 8-K dated July 12, 2002.)

         (b) Reports on Form 8-K.

         During the quarter ended September 30, 2002, National Penn filed the following reports on Form 8-K:

         * Report dated July 12, 2002. The Report provided information under Item 5 on the amendment of National Penn's 1987 Stock Option Plan to permit payment of a stock option's exercise price and related withholding taxes by the delivery of already-owned stock method, and to delete various restrictions on use of the withholding of stock method to pay related withholding taxes. The Report did not contain any financial statements

         * Report dated August 9, 2002. The Report provided information under Item 5 on National Penn's adoption of a pre-determined stock repurchase plan pursuant to SEC Rule 10b5-1; the adoption by Wayne R. Weidner, National Penn's Chairman, President and Chief Executive Officer, of a plan to increase his ownership of National Penn common stock through the exercise of stock options, pursuant to SEC Rule 10b5-1; and the completion of a public offering of 2,530,000 shares of 7.85% Trust Preferred Securities with an aggregate offering price of $63,250,000. The Report did not contain any financial statements.

         * Report dated August 19, 2002. The Report provided information under Item 9 on the filing by Wayne R. Weidner, National Penn's Chairman, President and Chief Executive Officer, and by Gary L. Rhoads, National Penn's Treasurer and Chief Financial Officer, of certifications with the Securities and Exchange Commission relating to the Quarterly Report on Form 10-Q of National Penn for the quarter ended June 30, 2002. These certifications were filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Report did not contain any financial statements.

         * Report dated September 24, 2002. The Report provided information under Item 5 on National Penn's execution of a definitive agreement to acquire FirstService Bank, by merger of FirstService Bank with and into National Penn's principal banking subsidiary, National Penn Bank; and information on the acquisition of shares of National Penn common stock by Wayne
                  R. Weidner, National Penn's Chairman, President and Chief Executive Officer, pursuant to his SEC Rule 10b5-1 plan adopted in August 2002. The Report also provided under Item 9 the press release issued by National Penn in connection with the signing of the FirstService Bank acquisition agreement (which was filed as an exhibit under Item 7). The Report did not contain any financial statements.

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

                                    NATIONAL PENN BANCSHARES, INC.
                                          (Registrant)

Dated:   November 12, 2002             By /s/  Wayne R. Weidner
                                          ---------------------------------
                                          Wayne R. Weidner, President and
                                          Chief Executive Officer

Dated:   November 12, 2002             By /s/  Gary L. Rhoads
                                          ---------------------------------
                                          Gary L. Rhoads, Principal
                                          Financial Officer

                                 CERTIFICATIONS
                                 --------------


I, Wayne R. Weidner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Penn Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                          /s/Wayne R. Weidner
                                                 -------------------------------
                                                 Wayne R. Weidner
                                                 Chairman, President and
                                                 Chief Executive Officer

I, Gary L. Rhoads, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Penn Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                          /s/Gary L. Rhoads
                                                 -------------------------------
                                                 Gary L. Rhoads
                                                 Treasurer and
                                                 Chief Financial Officer