Form 10-K
period 2002-12-31
NATIONAL PENN BANCSHARES INC
filed 2003-02-28
CIK 700733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
     _______________.


Commission file number 000-10957

                         NATIONAL PENN BANCSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                           23-2215075
---------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         Philadelphia and Reading Avenues, Boyertown, Pennsylvania   19512
 -------------------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (610) 367-6001

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock (without par value)

     Preferred Stock Purchase Rights

     Guarantee (7.85% Preferred Securities of NPB Capital Trust II)

     7.85% Junior Subordinated Debentures

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X       No
                                               ---         ---

     The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of February 25, 2003, was $537,315,000.


     As of February 25, 2003, the Registrant had 23,190,994 shares of Common Stock outstanding.

     Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 22, 2003 -- Part III.

                         NATIONAL PENN BANCSHARES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                            Page

Part I

         Item 1     Business...........................................................................      1
         Item 2.    Properties.........................................................................     15
         Item 3.    Legal Proceedings..................................................................     15
         Item 4.    Submission of Matters to a Vote of Security Holders................................     15
         Item 4A.   Executive Officers of the Registrant...............................................     15

Part II

         Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters...................................................     17
         Item 6.    Selected Financial Data............................................................     18
         Item 7.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................     19
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................     37
         Item 8.    Financial Statements and Supplementary Data........................................     38
         Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure................     72

Part III

         Item 10.   Directors and Executive Officers of the Registrant.................................     72
         Item 11.   Executive Compensation.............................................................     72
         Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                         Stockholder Matters...........................................................     73
         Item 13.   Certain Relationships and Related Transactions.....................................     73
         Item 14.   Controls and Procedures............................................................     73

Part IV

         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................     74

Signatures.............................................................................................     80

Certifications.........................................................................................     82




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

     National Penn was incorporated in January 1982. National Penn provides a diversified range of financial services, principally through its banking subsidiaries, National Penn Bank ("NP Bank") and Panasia Bank, N.A. ("Panasia"). In addition, National Penn conducts business through various direct or indirect, nonbank subsidiaries. These subsidiaries are engaged in activities related to the business of banking. National Penn's business strategy is to develop its community banking market "niche," to foster a relationship-driven sales culture, to diversify its revenue streams (increasing fee income as compared to income on the "spread" between loans and deposits) and to maintain superior asset quality. NP Bank has earned a reputation and market presence for providing consumers and business customers with the sophisticated products and services of a regional bank combined with the personal service and responsiveness of a community bank.

     At December 31, 2002, National Penn had total assets of $2.858 billion, total net loans of $1.843 billion, total deposits of $2.113 billion, and total shareholders' equity of $222.4 million.

     National Penn maintains a website at: www.nationalpennbancshares.com. National Penn makes its Forms 10-K, 10-Q and 8-K (and amendments to each) available on its website free of charge at the same time as those reports are filed with the SEC (or as soon as reasonably practicable following that filing.)

Operating Segments
------------------

     National Penn has one reportable segment, Community Banking (consisting of National Penn Bank and Panasia Bank), and other non-reportable segments, as described in Note 21 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. Note 21 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

National Penn Bank
------------------

     NP Bank is a national bank chartered under the National Bank Act. Prior to August 1, 1993, its name was National Bank of Boyertown. NP Bank is headquartered in Boyertown, Pennsylvania. It is one of the largest commercial banks headquartered in southeastern Pennsylvania.

     NP Bank is engaged in the commercial and retail banking business. It provides checking and savings accounts, time deposits, credit cards, safe deposit and night depository facilities, and international banking services. NP Bank offers a full range of personal and business loans, including industrial, construction, land development and residential mortgage loans.

     At year-end 2001, NP Bank also operated through four banking divisions, using historical and/or geographical divisional names. In January 2002, NP Bank began a unified brand campaign under which it has been gradually moving from use of the divisional names to use of the name "National Penn Bank" as a unified brand name.

     During 2002, NP Bank continued its strategy of developing "niche" business. This included an emphasis on service to specialized business models, using dedicated service teams to assist customers in finding real, effective solutions for their needs. Part of this effort, NP Bank's Manufacturing Group's "value-added," relationship-driven approach led to significant loan growth with a very high retention rate. International trade services of NP Bank expanded significantly with over 100 worldwide correspondent banks. In SBA lending, NP Bank was named an "SBA Preferred/Express Lender" and ranked as the 88th largest SBA lender in the United States in the Coleman Report's listing of the top 100 SBA 7(a) lenders for the year ended September 30, 2002. NP Bank's Private Banking department offers customers customized personal banking services designed to provide customers prompt access to all other areas of NP Bank and other services offered by National Penn subsidiaries. In November 2002, NP Bank entered the commercial equipment leasing business through the opening of its subsidiary, National Penn Leasing Company, headed by a team of experienced leasing professionals.

     During 2002, increasing fee income at NP Bank also remained a priority. Revenues at NP Bank's mortgage banking subsidiary, Penn 1st Financial Services, Inc., increased significantly during 2002, as did income from service charges on deposit accounts. As of December 31, 2002, asset quality improved at NP Bank. Notwithstanding the fact that overall asset quality improved, net loan charge-offs remained somewhat higher than NP Bank's historical levels. For further information, see Item 7 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     At December 31, 2002, NP Bank operated 58 community offices throughout nine counties in southeastern Pennsylvania. At December 31, 2002, NP Bank had assets of $2.602 billion, net loans of $1.744 billion, deposits of $1.93 billion, and shareholders' equity of $206.4 million, and goodwill and other intangibles of $8.9 million.

Panasia Bank, N.A.
------------------

     Panasia is a national bank chartered under the National Bank Act. Panasia is headquartered in Fort Lee, New Jersey. Panasia primarily serves the Asian-American market. Like NP Bank, Panasia is engaged in the commercial and retail banking business. It provides checking and savings accounts, time deposits, personal, business, residential mortgage and educational loans, credit cards, and safe deposit and night depository facilities.

     On July 23, 2002, Panasia expanded its operations into the Washington, D.C. metropolitan area through a new full-service community office opened in Annandale, Virginia. On September 27, 2002, Panasia acquired the United Asian Bank division of Wilmington Savings Fund Society, FSB located in Elkins Park, Pennsylvania. In the transaction, Panasia acquired approximately $9.6 million in deposits and approximately $15.8 million in consumer and business banking loans, along with related fixed assets and safe deposit business. Panasia then combined the Elkins Park office with its existing office in Cheltenham, Pennsylvania.

     At December 31, 2002, Panasia had community offices in Ft. Lee, Palisades Park and Closter, New Jersey, Philadelphia and Cheltenham, Pennsylvania, and Annandale, Virginia. At that date, Panasia had assets of $214.6 million, loans of $98.2 million, deposits of $186.7 million, shareholders' equity of $24.3 million, and goodwill and other intangibles of $12.4 million.

Pending Sale of Panasia Bank, N.A.
----------------------------------

     On February 10, 2003, National Penn, Panasia and Woori America Bank, a New York banking institution, entered into an Agreement providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank, as previously reported on National Penn's Form 8-K dated February 10, 2003 filed with the SEC and available on National Penn's website. Subject to various closing conditions, including receipt of required regulatory approvals, National Penn and Panasia anticipate that the transactions will close in third quarter 2003. No assurance can been given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated. Additional information is provided in National Penn's 8-K dated February 10, 2003.

Acquisition of FirstService Bank
--------------------------------

     On February 25, 2003, National Penn acquired FirstService Bank ("FirstService") by its merger into NP Bank. FirstService is a commercial bank offering a broad range of personal and commercial banking services, headquartered in Doylestown, Bucks County, Pennsylvania, with six other community offices in Bucks and Montgomery Counties, Pennsylvania, and an additional office under construction in Souderton, Pennsylvania. Through its subsidiaries, FirstService also offers casualty insurance, asset management services and non-deposit investment products. FirstService also has a proprietary interest in a title insurance agency.

     At December 31, 2002, FirstService had assets of $399.6 million, net loans of $221.4 million, deposits of $291.7 million, shareholders' equity of $31.5 million, and goodwill of $4.6 million.

     Upon closing of the acquisition, NP Bank established the FirstService Bank Division. NP Bank's existing offices in Doylestown and Sellersville, Bucks County, and Horsham, Montgomery County, became offices of the newly established FirstService Bank Division.

     National Penn issued 2.563 million shares of National Penn common stock, and paid $16.8 million in cash, to complete this acquisition. It is being accounted for as a "purchase." FirstService's results of operations will be included in National Penn's results of operations from and after the date of acquisition. Note 2 of the Notes to Consolidated Financial Statements included at Item 8 of this Report includes additional information on the FirstService Bank acquisition, and is incorporated by reference in this Item 1.

Nonbank Subsidiaries
--------------------

     At December 31, 2002, National Penn also conducted business through the following directly owned, nonbank subsidiaries:

     o Investors Trust Company, a Pennsylvania-chartered trust company, opened for business on June 20, 1994. It provides services as trustee, executor, administrator, guardian, managing agent, custodian, asset manager, and investment advisor and performs other fiduciary activities authorized by law.

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

     o NPB Capital Trust II, a Delaware business trust, was formed in August 2002 and issued $63.25 million in preferred capital securities to investors. See Note 8 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

     At December 31, 2002, National Penn also conducted business through the following nonbank subsidiaries, directly owned by NP Bank:

     o Penn 1st Financial Services, Inc., a Pennsylvania business corporation, is engaged in the mortgage banking business. It began operations in September 1999 under the name National Penn Mortgage Company. It currently does business in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and Washington, D.C.

     o Penn Securities, Inc., a Pennsylvania business corporation, is a registered full service broker-dealer and investment advisory firm. It is also an insurance agency. It began operations in October 1998.

     o National Penn Leasing Company, a Pennsylvania business corporation, is engaged in the commercial equipment leasing business. It began operations in November 2002. It currently does business in Pennsylvania, New Jersey and Delaware.

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

Products and Services with Reputation Risk
------------------------------------------

     National Penn and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by National Penn or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on National Penn's reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on National Penn's reputation.

Other Bank Investments
----------------------

     National Penn owns, indirectly through National Penn Investment Company, 20% of Pennsylvania State Bank, a Pennsylvania bank headquartered in Camp Hill, Pennsylvania. Pennsylvania State Bank began operations as a bank in May 1989. For financial reporting purposes, National Penn accounts for its investment in Pennsylvania State Bank using the equity method of accounting.

Trust Preferred Securities
--------------------------

     On August 20, 2002, National Penn completed a public offering of $63.25 million of 7.85% Trust Preferred Securities. These securities were issued by NPB Capital Trust II, a Delaware business trust subsidiary of National Penn. Proceeds of the offering were invested in National Penn through National Penn's issuance of subordinated debentures to NPB Capital Trust II, expanding National Penn's capital base.

     On October 31, 2002, National Penn redeemed all $40.25 million of its 9% Trust Preferred Securities issued in May 1997, at an aggregate redemption price of $40.25 million plus accrued and unpaid interest to October 31, 2002.

     National Penn intends to use the balance of the funds from the 2002 Trust Preferred Securities offering for general corporate purposes, including capital contributions to its banking subsidiaries, for working capital and repurchases of common stock, and to fund future acquisitions. See "Acquisition of FirstService Bank" for information on cash expended to acquire FirstService Bank on February 25, 2003.

     Note 8 of the Notes to Consolidated Financial Statements included at Item 8 of this Report includes additional information on the issuance and redemption of National Penn's Trust Preferred Securities, and is incorporated by reference in this Item 1.

Future Acquisitions
-------------------

     National Penn's acquisition strategy consists of identifying financial institutions with business philosophies that are similar to those of National Penn, which operate in strong markets that are geographically compatible with National Penn's operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, National Penn generally considers potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. National Penn currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place frequently.

Concentrations, Seasonality
---------------------------

     National Penn and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on their businesses. No substantial portion of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in southeastern Pennsylvania. The businesses of National Penn and its subsidiaries are not seasonal in nature.

Environmental Compliance
------------------------

     National Penn's and its subsidiaries' compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or their competitive position in 2002, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2003.

Employees
---------

     At December 31, 2002, National Penn and its subsidiaries had 952 full- and part-time employees.

Supervision and Regulation
--------------------------

     Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities.

     The following discussion concerns various Federal and state laws and regulations and the potential impact of such laws and regulations on National Penn and its subsidiaries.

     To the  extent  that  the  following  information  describes  statutory  or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. National Penn cannot determine the likelihood or timing of any such proposals or legislation or the impact they may have on National Penn and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the business of National Penn and its subsidiaries.

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

     Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve's regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its "source of strength" regulations, may require National Penn to commit its resources to provide adequate capital funds to NP Bank or Panasia during periods of financial stress or adversity. This support may be required at times when National Penn is unable to provide such support.

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

     The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be "Tier 1 capital". Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("Tier 2 capital"). At December 31, 2002, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 11.81% and 13.08%, respectively.

     In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio". This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2002, National Penn's leverage ratio was 8.66%.

     The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

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

     At  December  31,  2002,   NP  Bank  and  Panasia  each  qualify  as  "well
capitalized" under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

     FDIC Insurance Assessments
     --------------------------

     NP Bank and Panasia are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"). These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. They are based on the risk classification of the depository institutions. Neither NP Bank nor Panasia paid regular insurance assessments to the FDIC in 2002. Under current FDIC practices, National Penn does not expect that either bank will be required to pay regular insurance assessments to the FDIC in 2003.

     In 1996, the SAIF was recapitalized. As part of the recapitalization, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government's related bond payments. The current annualized rate established by the FDIC for both BIF-insured deposits and SAIF-insured deposits is $.017 per $100 of deposits. These bonds mature in 2017.

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

     NP Bank's and Panasia's direct nonbank subsidiaries are subject to regulation by the OCC. In addition, Penn Securities, Inc., as a broker-dealer and investment advisory firm, is regulated by the Securities and Exchange Commission, various state securities regulators and the National Association of Securities Dealers, Inc. Penn Securities, Inc., and Link Financial Services, Inc., as insurance agencies, are each subject to regulation by the Pennsylvania Insurance Department. In the FirstService Bank acquisition, NP Bank acquired FirstService Capital, Inc., an investment advisory firm, and FirstService Insurance Agency, Inc., an insurance agency. In addition to regulation by the OCC, FirstService Capital, Inc. is subject to regulation by the SEC, various state securities regulators, and the NASD. FirstService Insurance Agency, Inc. is subject to regulation by the Pennsylvania Department of Insurance in addition to the OCC.

     Monetary and Fiscal Policies
     ----------------------------

     The financial services industry, including National Penn, NP Bank and Panasia, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Competition
-----------

     The financial services industry in National Penn's service area is extremely competitive. National Penn's competitors within its service area include bank holding companies with substantially greater resources. Many competitor financial institutions have substantially higher legal lending limits.

     In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies offer products and services similar to those offered by National Penn and its subsidiaries, on highly competitive terms.

     The competitive environment has intensified since adoption of Federal interstate banking legislation in 1994. This legislation generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to lesser degree, interstate branching.

     Many bank holding companies have also elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, including many of the very large ones. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. See "Gramm-Leach-Bliley Act".

     National Penn's ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of products and services, allowing it to meet the changing needs of its customers, in the face of intense competition.

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

     In addition to activities otherwise permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. These include:

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

Interest Rate Swaps
-------------------

     National Penn uses interest rate swap agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty's financial ratings.

     Information about the amounts of interest rate swaps is set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. In 2002, interest rate swaps had the effect of increasing National Penn's net interest income by $1.71 million from what would have been realized had NP Bank not entered into the swap agreements. Should rates rise significantly in 2003, National Penn may recognize lower net interest income for the year than would have been recognized had NP Bank not entered into the interest rate swap agreements.

Critical Accounting Policies, Judgments and Estimates
-----------------------------------------------------

     The accounting and reporting policies of National Penn conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and goodwill and intangibles. These policies significantly affect the determination of National Penn's financial position, results of operations and cash flows, and are summarized in Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements and discussed in the section captioned "Critical Accounting Policies, Judgments and Estimates" of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Recent Accounting Pronouncement
-------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," to be effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. For entities that use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.

     Under the provisions of SFAS No. 123 that remain unaffected by SFAS No. 148, companies may either recognize compensation expense on a fair value method in the income statement or continue to use the intrinsic value method, which requires disclosures of the pro forma effects of the fair value method in the footnotes to the financial statements. National Penn accounts for its stock options under the intrinsic value method and, accordingly, has provided the appropriate pro forma disclosures. See Note 15 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

     The FASB indicated that it may reconsider its 1995 decision permitting companies to disclose the pro forma effects of the "fair value" based method rather than requiring all companies to recognize the "fair value" of employee stock options as an expense in the income statement. National Penn is unable to predict the likelihood of the FASB's taking any such action.

Forward-Looking Statements
--------------------------

     From time to time, National Penn or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

     o    Financial condition.

     o    Results of operations.

     o    Asset quality.

     o    Product, geographic and other business expansion plans and activities.

     o    Investments in new subsidiaries and other companies.

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

     These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

     o National Penn's unified branding campaign and other marketing initiatives may be less effective than expected in building name recognition and greater customer awareness of National Penn's products and services. Use of non-National Penn brands may be counter-productive.

     o    Expansion of National Penn's products and services  offerings may meet
          with  more  effective  competitive   resistance  from  others  already
          offering such products and services than expected.

     o New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

     o Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.

     o Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

     o Business development in newly entered geographic areas may be more difficult, and take longer, than expected.

     o Competitive pressures may increase significantly and have an adverse effect on National Penn's pricing, spending, third-party relationships and revenues.

     o National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

     o Projected business increases following new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

     o National Penn may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.

     o Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes, including mortgage origination levels.

     o General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn's loan portfolio and allowance for loan losses.

     o Expected synergies and cost savings from mergers, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

     o    Revenues and loan growth following mergers may be lower than expected.

     o Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers may be greater than expected.

     o    Business   opportunities  and  strategies   potentially  available  to
          National Penn, after mergers, may not be successfully or fully acted upon.

     o Costs, difficulties or delays related to the integration of businesses of acquired companies with National Penn's business may be greater or take longer than expected.

     o Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

     o Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect National Penn's costs and business.

     o Market volatility may continue in the securities markets, with an adverse effect on National Penn's securities and asset management activities.

     o National Penn may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives.

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

Statistical Disclosures - Management's Discussion and Analysis
--------------------------------------------------------------

     The following statistical disclosures are included in Item 7 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference in this Item 1:

     o    Interest Rate Sensitivity Analysis.

     o    Interest Income and Expense, Volume and Rate Analysis.

     o    Average Balances, Average Rates, and Interest Rate Spread.

     o    Investment Portfolio.

     o    Loan Maturity and Interest Rate Sensitivity.

     o    Loan Portfolio.

     o    Risk Elements - Loans.

     o    Allowance for Loan Losses.

     o    Deposits.

     o    Short-Term Borrowings.

     o    Return on Equity and Assets; Dividend Payout Ratio.

Item 2.  PROPERTIES.
-------------------

     National Penn does not own or lease any property. As of December 31, 2002, NP Bank owns 35 properties in fee and leases 39 other properties; Panasia leases 7 properties; and National Penn's other direct and indirect subsidiaries lease 3 properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

     The principal office of National Penn and NP Bank is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

     NP Bank presently has 58 community offices located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia. In addition to these offices, NP Bank presently owns or leases 48 automated teller machines located throughout the nine-county area, all of which are located at bank office locations except for 18 that are "free-standing" (not located at an office).

     The principal office of Panasia is leased and located at 183 Main Street, Fort Lee, New Jersey 07024. Panasia presently has three other community offices located in Bergen County, New Jersey. Panasia also has two community offices in Pennsylvania - one in Philadelphia and one in Montgomery County - and a community office in Annandale, Virginia. Panasia has 6 automated teller machines, all of which are located at bank office locations.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          None.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------


        The principal executive officers of National Penn are as follows:


                                               Principal Business Occupation
Name                           Age             During the Past Five Years
----                           ---             --------------------------


Wayne R. Weidner               60              Chairman, President and Chief Executive Officer of National Penn
                                               since January 2002.  President and Chief Executive Officer of
                                               National Penn in 2001, President of National Penn from April 1998 through December
                                               2000, and Executive Vice President of National Penn from April 1990 to April 1998.
                                               Also, Chairman and Chief Executive Officer of NP Bank.


Glenn E. Moyer                 52              Executive Vice President of National Penn since April 2001. President and Chief
                                               Operating Officer of NP Bank since January 2001. Executive Vice President of NP Bank and President of NP Bank's Elverson Division from January 1999 to January 2001. Prior thereto, President, Chief Executive Officer and a director of Elverson National Bank.







John C. Spier                  52              Group Executive Vice President for Corporate Planning of NP Bank, and Chairman and
                                               Chief Executive Officer of the FirstService Division of NP Bank, since February 25,
                                               2003.  Prior thereto, President and Chief Executive Officer and a director of
                                               FirstService Bank.


Bruce G. Kilroy                53              Group Executive Vice President and Chief Delivery Officer of NP
                                               Bank since January 2001.  President of NP Bank's Lehigh Valley
                                               Division from February 1997 to January 2001.

Garry D. Koch                  48              Group Executive Vice President and Chief Credit Officer of NP Bank since January
                                               2001. Executive Vice President of NP Bank from September 1997 to January 2001. Senior
                                               Vice President of NP Bank from 1992 to September 1997.


Paul W. McGloin                55              Group Executive Vice President and Chief Lending Officer of NP Bank since January
                                               2002. Executive Vice President of NP Bank from March 2001 to January 2002. President
                                               - of NP Bank's Main Line/Chestnut Hill/Philadelphia Division since March 2001. Prior thereto, Managing Director, Capital Markets, of First Union National Bank.


Sharon L. Weaver               55              Group Executive Vice President, Human Resources/Branch Administration/Retail
                                               Banking/Marketing of NP Bank since January 2001.  Executive Vice President of NP Bank from April 1998 to January 2001.  Senior Vice President of NP Bank from 1991 to April
                                               1998.


Sandra L. Spayd                59              Secretary and Corporate Governance Officer of National Penn. Executive Vice President
                                               and Corporate Secretary of NP Bank since January 2002.  Senior Vice President and
                                               Corporate Secretary of NP Bank prior to January 2002.


Gary L. Rhoads                 48              Treasurer and Chief Financial Officer of National Penn. Group Executive Vice
                                               President and Chief Financial Officer of NP Bank since January 2001. Executive Vice
                                               President, Controller and Cashier of NP Bank prior to January 2001.


Michael R. Reinhard            45              Executive Vice President of NP Bank since January 2002.  Senior Vice President of NP
                                               Bank prior to January 2002.

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

     The following table reflects the high and low closing sale prices reported for National Penn's common stock, and the cash dividends declared on National Penn's common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid on December 27, 2002 and a 3% stock dividend paid on December 27, 2001.

                                            MARKET VALUE OF COMMON STOCK

                                                     2002
                                             ----------------------

                                               High           Low
                                               ----           ---

          lst Quarter                         $23.40         $21.10
          2nd Quarter                          26.67          23.14
          3rd Quarter                          27.30          22.05
          4th Quarter                          27.32          21.80

                                                     2001
                                             ----------------------

                                               High           Low
                                               ----           ---

          lst Quarter                         $23.70         $17.10
          2nd Quarter                          22.19          17.69
          3rd Quarter                          21.96          17.57
          4th Quarter                          23.11          20.48

                           CASH DIVIDENDS DECLARED ON COMMON STOCK

                                             2002             2001
                                             ----             ----

          1st Quarter                         $.21            $.19
          2nd Quarter                          .21             .19
          3rd Quarter                          .21             .20
          4th Quarter                          .22             .21


     The Trust Preferred Securities of NPB Capital Trust II are reported on Nasdaq's National Market under the symbol "NPBCO". These securities have a par value of $25 and the preferred dividend is 7.85%.

Item 6.  SELECTED FINANCIAL DATA

                                        FIVE-YEAR STATISTICAL SUMMARY
                                        (Dollars in thousands, except per share data)

  Year Ended                                   2002               2001               2000               1999               1998
                                         ----------------   ----------------   ----------------   ----------------   ---------------
  STATEMENTS OF CONDITION
  Total assets                                $2,858,262         $2,727,482         $2,615,447         $2,351,968         $2,222,970
  Total deposits                               2,112,640          2,076,795          1,909,591          1,683,850          1,558,745
  Loans and leases, net**                      1,842,987          1,814,162          1,759,887          1,622,140          1,485,346
  Total investment securities                    733,774            658,581            606,778            529,411            535,917
  Total shareholders'equity                      222,360            195,682            183,216            154,938            166,133
  Book value per share*                            10.74               9.35               8.75               7.43               7.92
  Percent shareholders' equity to assets           7.78%              7.17%              7.01%              6.59%              7.47%

  Trust assets                                   778,246            843,755            905,682            834,585            674,729

  EARNINGS
  Total interest income                         $173,010           $188,497           $192,403           $172,223           $161,271
  Total interest expense                          63,446             92,512            103,977             86,765             80,203
                                         ----------------   ----------------   ----------------   ----------------   ---------------
    Net interest income                          109,564             95,985             88,426             85,458             81,068
  Provision for loan and lease losses             14,000              9,000              7,325              6,570              6,200
                                         ----------------   ----------------   ----------------   ----------------   ---------------
    Net interest income after provision
       for loan and lease losses                  95,564             86,985             81,101             78,888             74,868
  Other income                                    39,847             34,502             27,659             24,037             19,406
  Other expenses                                  89,831             80,723             75,282             69,458             64,508
                                         ----------------   ----------------   ----------------   ----------------   ---------------
    Income before income taxes                    45,580             40,764             33,478             33,467             29,766
  Income taxes                                     9,346              8,030              5,690              5,816              6,304
                                         ----------------   ----------------   ----------------   ----------------   ---------------
    Net income                                   $36,234            $32,734            $27,788            $27,651            $23,462
                                         ================   ================   ================   ================   ===============

  Cash dividends paid                            $17,664            $16,519            $14,538            $13,595            $10,318
  Return on average assets                         1.30%              1.25%              1.13%              1.21%              1.14%
  Return on average shareholders' equity           17.4%              16.8%              17.3%              17.2%              14.7%

  PER SHARE DATA*
  Basic earnings                                   $1.74              $1.56              $1.34              $1.32              $1.12
  Diluted earnings                                 $1.72              $1.54              $1.32              $1.30              $1.10
  Dividends paid in cash
                                                    0.85               0.79               0.70               0.65               0.49
  Dividends paid in stock                             5%                 3%                 5%                 5%            5-for-4
                                                                                                                         stock split

  Average shares outstanding - basic*         20,777,811         20,984,403         20,809,050         20,917,295         20,966,885
  Average shares outstanding - diluted*       21,050,447         21,234,120         21,033,889         21,240,063         21,380,552


   *Restated to reflect a 5% stock  dividend in 2002, 3% stock dividend in 2001,
          5% stock dividends in 2000 and 1999, and a 5-for4 stock split in 1998. **Includes loans held for sale

     The unaudited quarterly results of National Penn's operations in 2002 and 2001 are included in Footnote 22 to National Penn's Consolidated Financial Statements included herein at Item 8 of this Report, Financial Statements and Supplementary Data.

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

                               FINANCIAL CONDITION
                               -------------------

     During 2002 total  assets  increased to $ 2.858  billion,  an increase of $
130.8 million or 4.8% over the $2.727 billion at year-end 2001. Total assets at the end of 2001 increased $112.0 million or 4.3% over the $2.615 billion at year-end 2000. The increase in 2002 is reflected primarily in the loan category, the investment category and the cash and cash equivalent category, which increased $28.8 million, $75.2 million and $26.6 million, respectively.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              -----------------------------------------------------

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

     With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of June 30, 2002, the Company completed its transitional testing which determined that no impairment write-offs were necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

                                 LOAN PORTFOLIO
                                 --------------

     Net loans and leases including loans held for sale increased to $1.843 billion during 2002, an increase of $28.8 million or 1.6% compared to 2001. Net loans increased $54.3 million in 2001 or 3.1% compared to 2000. Loan growth in 2002 was as a result of the increase in commercial and industrial loans and leases, and loans to financial institutions of $18.9 million and residential and other real estate type loans of $43.1 million, which was offset by the decrease in non real estate loans to individuals of $26.3 million and construction loans totaling $6.5 million. Approximately $15.8 million of the increase in net loans was the result of an acquisition of a branch office from Wilmington Savings Fund Society, in September 2002. Residential mortgages originated for immediate resale during 2002 amounted to $109.9 million. The Company has $53.0 million in loans held for sale at December 31, 2002. The Company has no significant exposure to energy and agricultural-related loans.

     The Company's loans are widely diversified by borrower, industry group, and geographical area in southeastern Pennsylvania, New Jersey and Virginia. The following summary shows the year-end composition of the Company's loan portfolio:



                                                                         December 31,
                                             ------------------------------------------------------------------------
                                                 2002             2001            2000             1999          1998
                                                 ----             ----            ----             ----          ----
           (In thousands)
Commercial and Industrial Loans and          $376,634         $357,706        $319,074         $275,815      $236,193
Leases
Real Estate Loans:
       Construction and Land Dev.             122,129          128,655         151,364          136,227        84,694
       Residential                            701,593          672,329         689,784          698,403       728,473
       Other                                  628,115          614,289         560,356          482,018       415,015
Loans to Individuals                           57,103           83,390          78,342           65,028        52,526
                                           ----------       ----------      ----------       ----------    ----------
Total                                      $1,885,574       $1,856,369      $1,798,920       $1,657,491    $1,516,901
                                           ==========       ==========      ==========       ==========    ==========

     Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 2002, are summarized below:


                                                               After One Year to
                                        One year or Less*          Five Years       After Five Years          Total
                                        -------------------    -----------------    ----------------         --------
           (In thousands)
Commercial and  Industrial  Loans and
Leases                                             $218,291              $99,766            $58,577          $376,634
Construction and Land Dev.                           59,445               56,044              6,640           122,129
                                                   --------             --------            --------         --------
                                                   $277,736             $155,810            $65,217          $498,763
                                                   ========             ========            =======          ========


*Demand loans, past-due loan and overdrafts are reported in "One Year or Less." An immaterial amount of loans have no stated schedule of repayments.

     Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2002, are summarized below:


                                                       After One Year to Five Years                  After Five Years
                                                       ----------------------------                  ----------------
           (In thousands)
Predetermined Interest Rate                                                 $150,371                          $65,217
Floating Interest Rate                                                         2,439                              ---
                                                                            --------                          -------
Total                                                                       $152,810                          $65,217
                                                                            ========                          =======

     Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit that are at floating interest rates. The Company's outstanding lines of credit to customers total $319.3 million.

                              RISK ELEMENTS - LOANS
                              ---------------------

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


                                                                      December 31,
                                     --------------------------------------------------------------------------------
                                              2002             2001             2000            1999            1998
                                              ----             ----             ----            ----            ----
  Nonaccrual Loans                         $14,639          $15,988          $12,984         $13,505         $11,674

  Loans Past Due 90 or More Days
  as to Interest or Principal                  987           11,794            4,559           3,258           2,042
                                           -------          -------          -------          ------          ------
  Total Nonperforming Loans                 15,626           27,782           17,543          16,763          13,716

  Other Real Estate Owned                      318            1,013            1,485             890             970
                                           -------          -------          -------          ------          ------
  Total Nonperforming Assets               $15,944          $28,795          $19,028         $17,653         $14,686
                                           =======          =======          =======         =======         =======

  Gross Amount of Interest That
  Would  Have  Been   Recorded   at
  Original Rate on  Nonaccrual  and
  Restructured Loans                        $1,023           $1,078             $688            $864            $948
                                           -------           ------          -------         -------         -------

  Interest Received From
  Customers   on   Nonaccrual   and
  Restructured Loans                           498              863              437             439             289
                                           -------           ------          -------         -------         -------

  Net Impact on Interest
  Income of Nonperforming Loans
                                              $525             $215             $251            $425            $659
                                           =======          =======          =======         =======         =======


     Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $15.9 million at December 31, 2002, compared to $28.8 million at December 31, 2001, with a substantial decrease in the loans 90 days past due and still accruing category. Nonaccrual loans represented $14.6 million and $16.0 million at December 31, 2002, and December 31, 2001, respectively. Loans 90 days past due and still accruing interest were $987,000 and $11.8 million at December 31, 2002 and December 31, 2001, respectively. The decrease in the loans past due 90 days or more category is due primarily to two large commercial real estate relationships that were resolved in 2002. Additional discussion regarding this issue is set forth in the paragraph of this Item 7 titled "Allowance for Loan Losses" on page 27.

     Other real estate owned was $318,000 at December 31, 2002 and $1.0 million at December 31, 2001, respectively. The Company had no restructured loans at December 31, 2002 or December 31, 2001. The allowance for loan losses to nonperforming assets was 267.1% and 146.6% at December 31, 2002 and December 31, 2001, respectively, with the increase in 2002 due to the decreased level of nonperforming assets discussed above. Another measure of the Company's credit quality is reflected by the ratio of net chargeoffs to total loans of 0.74% for 2002 versus 0.31% for the year 2001, and the ratio of nonperforming assets to total loans of .85% at December 31, 2002, compared to 1.55% at December 31, 2001, the reasons for which have been discussed above. Net loan chargeoffs of $13.6 million during 2002 was high compared to historical Company results and peer averages. Of the $13.6 million in net chargeoffs, $7.1 million was a direct result of two large commercial real estate transactions, discussed in the Loan Portfolio section. One of these transactions, after moving to Other Real Estate, was completely liquidated. The second has been charged down to the value of the remaining collateral. Based upon management's current information and analysis, it appears that no additional losses are expected on this loan.



     The Company has not engaged in any transactions with entities established and operated by former members of senior management or individuals with former management relationships with the Company.

                              INVESTMENT PORTFOLIO
                              --------------------

     Investments, which are the Company's secondary use of funds, increased $75.2 million or 11.4% to $733.8 million at year-end 2002. The increase in 2002 is due primarily to investment purchases of $168.8 million primarily in mortgage-backed securities and municipals, and the securitization of approximately $35.0 million of conforming residential loans through Federal Home Loan Mortgage Corporation during the second quarter. This resulted in the transfer of these loans from the Company's loan portfolio to the investment portfolio where they are now held in the form of a mortgage-backed security. The purpose of this transaction was to provide greater liquidity for the loans as they are more readily saleable in the form of a security, as well as to provide collateral for the Company's cash management and municipal deposit programs. This increase was partially offset by investment sales, calls and maturities of $107.6 and the amortization of mortgage-backed securities. In 2001, the investment portfolio reflected an increase of $51.8 million or 8.5% compared to 2000. The increase in 2001 was due to the addition of $265.9 million primarily in mortgage-backed securities, which were partially offset by calls and maturities of securities, investment securities sales and payments on mortgage-backed securities.

A summary of investment securities available for sale at December 31, 2002, 2001 and 2000 follows (in thousands):


                                                 2002                         2001                      2000
                                      ------------------------    ------------------------   ------------------------
                                       Amortized         Fair      Amortized        Fair      Amortized        Fair
                                         Cost           Value         Cost         Value         Cost          Value
                                      ----------    ----------    ----------    ----------   ----------    ----------
US Treasuries and Agencies               $47,379       $51,496       $52,989       $55,711     $153,010      $154,400
State and Municipal                      255,510       266,536       251,245       249,130      231,366       233,769
Mortgage-backed securities               356,483       366,274       307,838       311,007      163,937       165,036
Marketable equity secs. & other           48,961        41,711        42,733        54,230       53,573        49,468
                                          ------        ------        ------        ------       ------        ------
Total                                   $708,333      $733,774      $653,783      $658,581     $602,543      $606,778
                                        ========      ========      ========      ========     ========      ========

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2002 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.



                                                   After 1 But      After 5 But
(Dollars in thousands)          Within 1 Year     Within 5 Yrs     Within 10 Yrs     After 10 Yrs         Total
----------------------          -------------     ------------     -------------     ------------         -----
                                 Amt      Yld      Amt      Yld     Amt      Yld      Amt      Yld     Amt      Yld
                                 ---      ---      ---      ---     ---      ---      ---      ---     ---      ---
US Treasury and Agencies         $7,046   7.14%   $19,330  4.96%   $20,950   6.67%    $4,170  3.34%   $51,496   5.82%
State and Municipal               1,621   7.81%    12,748  6.56%    36,671   6.57%   215,496  7.97%   266,536   7.71%
Mortgage-backed securities           --     --%    46,722  4.12%    83,661   5.05%   235,891  5.26%   366,274   5.07%
Marketable  equity secs.
and other                            --     --%       311    --%       ---     --%    49,157    --%    49,468     --%
                                -------           -------         --------          --------         --------
Total                            $8,667   7.26%   $79,111  4.70%  $141,282   5.68%  $504,714  5.89%  $733,774   5.74%
                                =======   =====   =======  =====  ========   =====  ========  =====  ========   =====


OTHER ASSETS

     Other assets, which is comprised of premises and equipment, accrued interest receivable, bank owned life insurance policies and all other assets increased to $147.0 million, an increase of $113,000 compared to the $146.9 million at December 31, 2001. In 2001, other assets increased $2.8 million or 1.9% compared to 2000 .

DEPOSITS

     As the primary source of funds, aggregate deposits of $2.113 billion increased $35.8 million or 1.7% compared to 2001. Non-interest bearing deposits increased $8.9 million and interest bearing deposits increased $27.0 million. Of the deposit increase, $9.6 million resulted from the previously mentioned branch acquisition from Wilmington Savings Fund Society. Deposits of $2.077 billion increased $167.2 million in 2001 or 8.8% compared to 2000.

     The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 2002 (in thousands):


                                                                  Year Ended December 31,
                                  -----------------------------------------------------------------------------------
                                             2002                           2001                        2000
                                  -----------------------        -----------------------       ----------------------
                                     Average      Average           Average      Average          Average     Average
                                      Amount         Rate            Amount         Rate           Amount        Rate
                                      ------         ----            ------         ----           ------        ----
Non-interest bearing demand
deposits                            $320,740          --%          $287,421          --%         $247,418         --%
Savings deposits                     898,151        1.18%           726,853        2.28%          662,043       3.28%
Time deposits                        854,491        4.00%           944,848        5.71%          858,533       5.97%
                                  ----------        ----         ----------        ----        ----------       ----


Total                             $2,073,382        2.16%        $1,959,122        3.60%       $1,767,994       4.13%
                                  ==========        ====         ==========        ====        ==========       ====


     The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $203,202,000 in 2002, $267,540,000 in 2001 and
$242,900,000 in 2000.

     The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 2002. The company has no other time deposits of $100,000 or more as of December 31, 2002 (in thousands).

          Maturity
          --------

          3 months or less                                     $62,624
          Over 3 through 6 months                               62,254
          Over 6 months through 12 months                       64,068
          Over 12 months                                        14,256
                                                                ------
                    Total                                     $203,202
                                                              ========

     In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $496.9 million at the end of 2002, a $68.5 million or 16.0% increase compared to 2001, primarily due to the decreased level of funding from time deposits. The 2001 amount of borrowings and purchased funds of $428.4 million represented a decrease of $65.4 million or 13.2% compared to 2000. The decrease in 2001 was due to higher level of funding from deposits.


                                                                          At or for the year ended December 31,
                                                                 ----------------------------------------------------
                                                                     2002                2001                 2000
                                                                     ----                ----                 ----

Securities sold under repurchase  agreements and federal
funds purchased
      Balance at year-end                                           $253,325             $238,726            $298,049
      Average during the year                                        238,259              251,781             290,015
      Maximum month-end balance                                      272,322              300,532             344,125
      Weighted average during the year                                 1.84%                3.78%               5.81%
      Rate at December 31                                              1.25%                2.02%               4.94%
Short-term borrowings
      Balance at year-end                                            $10,614               $9,480              $9,041
      Average during the year                                          7,146                7,235              13,942
      Maximum month-end balance                                       10,614               10,012              26,170
      Weighted average rate during the year                            1.46%                3.65%               5.46%
      Rate at December 31                                               .78%                1.52%               4.87%

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for 2002 of $36.2 million was 10.7% more than the $32.7 million reported in 2001. The 2001 amount was 17.8% more than the $27.8 million in 2000. On a per share basis, basic earnings were $1.74, $1.56, and $1.34 for 2002, 2001, and 2000, respectively. Diluted earnings per share were $1.72, $1.54, and $1.32 for 2002, 2001, and 2000, respectively.



                      (This space intentionally left blank)

Average Balances, Average Rates, and Interest Rate Spread*(Dollars in Thousands)


                                                                             Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                       2002                          2001                           2000
                                         -------------------------------------------------------------------------------------------
                                         Average               Average    Average            Average    Average              Average
                                         Balance     Interest     Rate    Balance  Interest     Rate    Balance   Interest      Rate
INTEREST EARNING ASSETS
 Interest bearing deposits at banks        $3,361         $72    2.14%     $9,266      $559     6.03%    $4,512      $301      6.67%

 U. S. Treasury                            10,992         915    8.32      26,694     1,821     6.82     39,513     2,670      6.76
 U.S. Government Agencies                 406,319      22,960    5.65     316,031    20,044     6.34    252,166    16,854      6.68
 State and Municipal*                     258,318      19,201    7.43     242,404    18,197     7.51    221,165    18,109      8.19
 Other Bonds and Securities                46,870       3,079    6.57      48,601     3,844     7.91     56,583     4,779      8.45
                                        ----------   ----------         ---------- ----------         ---------- ----------
 Total Investments                        722,499      46,155    6.39     633,730    43,906     6.93    569,427    42,412      7.45
                                        ----------   ----------         ---------- ----------         ---------- ----------
 Federal Funds Sold                        53,178         822    1.55       5,466       177     3.24      8,713       601      6.90
                                        ----------   ----------         ---------- ----------         ---------- ----------
Commercial Loans and Lease Financing*   1,345,389      96,467    7.17   1,285,001   107,666     8.38  1,160,078   108,456      9.35
Installment Loans                         277,892      21,836    7.86     318,802    26,982     8.46    325,401    29,390      9.03
Mortgage Loans                            216,635      15,412    7.11     212,462    16,664     7.84    235,941    18,598      7.88
                                        ----------   ----------         ---------- ----------         ---------- ----------
Total Loans and Leases                  1,839,916     133,715    7.27   1,816,265   151,312     8.33  1,721,420   156,444      9.09
                                        ----------   ----------         ---------- ----------         ---------- ----------
Total Earning Assets                    2,618,954    $180,764    6.90%  2,464,727  $195,954     7.95% 2,304,072  $199,758      8.67%
                                        ----------   ----------         ---------- ----------         ---------- ----------
Allowance for Loan and Lease Losses       (43,028)                        (40,061)                      (37,715)
Non-Interest Earning Assets               216,130                         199,603                       192,383
                                        ----------                      -----------                   ----------
 Total Assets                          $2,792,056                      $2,624,269                    $2,458,740
                                       ===========                     ===========                   ===========

INTEREST BEARING LIABILITIES
 Interest Bearing Deposits             $1,752,642     $44,783    2.56%  1,671,701   $70,498     4.22% 1,520,576   $72,960      4.80%
 Securities Sold Under Repurchase
 Agreements and Federal Funds Purchased   238,259       4,387    1.84     251,781     9,509     3.78    290,015    16,864      5.81
Short-Term Borrowings                       7,146         104    1.46       7,235       264     3.65     13,942       761      5.46
Long-Term Borrowings                      238,439      14,172    5.94     184,418    12,241     6.64    200,102    13,392      6.69
                                        ----------   ----------         ---------- ----------         ---------- ----------
 Total Interest Bearing Liabilities     2,236,486     $63,446    2.84%  2,115,135   $92,512     4.37% 2,024,635  $103,977      5.14%
                                        ----------   ----------         ---------- ----------         ---------- ----------
Non-Interest Bearing Deposits             320,740                         287,421                       247,418
Other Non-Interest Bearing Liabilities     26,128                          26,496                        25,632
                                        ----------                      -----------                   ----------
 Total Liabilities                      2,583,354                       2,429,052                     2,297,685
Equity Capital                            208,702                         195,217                       161,055
                                        ----------                      -----------                   ----------
 Total Liabilities and Equity Capital  $2,792,056                      $2,624,269                    $2,458,740
                                       ===========                     ===========                   ===========
INTEREST RATE MARGIN**                               $117,318    4.48%             $103,442     4.20%             $95,781      4.16%
                                                    ===========                   ===========                   ==========


* Full taxable equivalent basis, using a 35% effective tax rate.

** Represents the difference between interest earned and interest paid, divided by total earning assets. Loans outstanding, net of unearned income, include nonaccruing loans. Fee income included.

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $13.6 million or 14.2% to $109.6 million in 2002 from the 2001 amount of $96.0 million. Interest income decreased $15.5 million as a result of decreased loan income of $17.5 million offset by an increase in investment income of $1.9 million. Interest expense decreased $29.1 million or 31.4% to $63.4 million in 2002 from the 2001 amount of $92.5 million due to a decrease of $25.7 million in interest on deposits and a decrease of $3.4 million in borrowed funds. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The Company's interest rate margin increased slightly from 4.20% in 2001 to 4.48% in 2002 due to increased outstandings in interest earning assets and from which the income generated on these assets decreased due to lower rates at a slower pace than on the increased level of interest bearing liabilities for which the expense paid on those liabilities decreased, also due to lower rates, at a faster pace than on the assets.

     The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 2002 and 2001. The information is presented on a taxable equivalent basis, using an effective tax rate of 35% (in thousands).


                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                                 2002 over 2001 (1)                     2001 over 2000 (1)
                                         --------------------------           ---------------------------
Increase (decrease) in:                Volume         Rate       Total     Volume        Rate       Total
                                       ------         ----       -----     ------        ----       -----
Interest income:
Interest bearing deposits at banks      ($356)      ($131)      ($487)       $317        ($59)       $258
Securities:
  US Treasury and Agencies              4,758      (2,748)      2,010       3,417      (1,076)      2,341
  State and municipal                   1,195        (191)      1,004       1,739      (1,651)         88
  Other bonds and securities             (137)       (628)       (765)       (674)       (261)       (935)
                                     --------    --------    --------    --------    --------    --------

    Total investment securities         5,816      (3,567)      2,249       4,482      (2,988)      1,494
                                     --------    --------    --------    --------    --------    --------

Federal funds sold                      1,545        (900)        645        (224)       (200)       (424)
Loans:
  Comml loans and lease financing       5,060     (16,259)    (11,199)     11,679     (12,469)       (790)
  Installment loans                    (3,462)     (1,684)     (5,146)       (596)     (1,812)     (2,408)
  Mortgage loans                          327      (1,579)     (1,252)     (1,851)        (83)     (1,934)
                                     --------    --------    --------    --------    --------    --------

    Total loans                         1,925     (19,522)    (17,597)      9,232     (14,364)     (5,132)
                                     --------    --------    --------    --------    --------    --------

    Total interest income              $8,930    ($24,120)   ($15,190)    $13,807    ($17,611)    ($3,804)
                                     ========    ========    ========    ========    ========    ========

Interest expense:
Interest bearing deposits               3,413     (29,128)    (25,715)      7,251      (9,713)     (2,462)
Securities sold under repurchase
agreements and federal funds
purchased
                                         (511)     (4,611)     (5,122)     (2,214)     (5,141)    (7,355)
Short-term borrowings                      (3)       (157)       (160)       (331)       (166)      (497)
Long-term borrowings                    3,586      (1,655)      1,931      (1,050)       (101)    (1,151)
                                     --------    --------    --------    --------    --------     --------

    Total borrowed funds                3,072      (6,423)     (3,351)     (3,595)     (5,408)    (9,003)
                                     --------    --------    --------    --------    --------     --------

    Total interest expense             $6,485    ($35,551)   ($29,066)     $3,656    ($15,121)  ($11,465)
                                     ========    ========    ========    ========    ========     ========

Increase (decrease) in net interest
income                                 $2,445     $11,431     $13,876     $10,151     ($2,490)     $7,661
                                     ========    ========    ========    ========    ========     ========
-------------------------------

     (1) Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses was $14.0 million for the year ended December 31, 2002 and $9.0 million and $7.3 million for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses of $42.6 million at year-end 2002 and $42.2 million at year-end 2001 as a percentage of total loans was 2.26% at year-end 2002 and 2.27% at year-end 2001.

     Net loan chargeoffs of $13.6 million in 2002 were high compared to historical Company results of $5.8 million and $5.0 million during 2001 and 2000, respectively, and high also compared to peer averages. Of the $13.6 million in net chargeoffs, $7.1 million was a direct result of two large commercial real estate transactions, discussed in the Loan Portfolio section. The increase in loan chargeoffs in 2002 compared to NP Bank's prior experience was the direct result of two large commercial real estate loans involving the borrowers misrepresentation of their loan information to the bank. To strengthen NP Bank's credit administration process, NP Bank has enhanced its lending policies, and allocated additional resources to oversee its underwriting procedures. Management continues to believe its loan loss allowance is adequate to cover future losses.

     A detailed analysis of the Company's allowance for loan losses for the five years ended December 31, 2002, is shown below:


                                                                                December 31,
                                                  --------------------------------------------------------------------------
                                                     2002            2001           2000            1999           1998
                                                     ----            ----           ----            ----           ----
Balance at beginning of year                         $42,207         $39,033        $35,351         $31,555         $29,007
Charge-offs:
Commercial and industrial loans                        2,905           2,018          2,596           1,858           1,549
Real estate loans:
 Construction and land development                     7,393           1,708             --              --              --
 Residential                                           2,679           1,854          1,423           1,381             719
 Other                                                   617             569            969           1,262           2,374
Loans to individuals                                   2,192           2,025          2,121             800             627
                                                  -----------     -----------    -----------     -----------    ------------

 Total Charge-offs                                    15,786          $8,174         $7,109          $5,301          $5,269
                                                  -----------     -----------    -----------     -----------    ------------

Recoveries:
Commercial and industrial                                281           1,423            814             278             245
Real estate loans:
 Construction and land development                         7              56             44              10              --
 Residential                                             794             339            438             555             653
 Other                                                   297             328            598           1,571             553
Loans to individuals                                     787             202            188             113             166
                                                  -----------     -----------    -----------     -----------    ------------

 Total Recoveries                                     $2,166          $2,348         $2,082          $2,527          $1,617
                                                  -----------     -----------    -----------     -----------    ------------

Net charge-offs                                      $13,620          $5,826         $5,027          $2,774          $3,652
                                                  -----------     -----------    -----------     -----------    ------------

Provision charged to expense                          14,000           9,000          7,325           6,570           6,200

Adjustments:
Changes incident to mergers and absorptions, net          --              --          1,384              --              --

Balance at end of year                               $42,587         $42,207        $39,033         $35,351         $31,555
                                                  -----------     -----------    -----------     -----------    ------------

Ratio of net  charge-offs  during  the period to
average loans outstanding during the period            0.74%           0.31%          0.28%           0.18%           0.25%
                                                  ===========     ===========    ===========     ===========    ============


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

     The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding and commitments that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial loans, real estate development and construction loans, and for the various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor, which may cause future losses to deviate from historical levels. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, which, are subject to a guarantee by a government agency.

     The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2002, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels

     The following table shows how the allowance for loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.


                                  Allocation of the Allowance for Loan Losses (1)
                                  -----------------------------------------------

                              2002               2001              2000               1999               1998
                        ------------------ ----------------- ------------------ ------------------ ------------------
                                 % Loan             % Loan             % Loan             % Loan             % Loan
                                   Type               Type               Type               Type               Type
                                     to                 to                 to                 to                 to
                                  Total              Total              Total              Total              Total
                        Allowance Loans    Allowance Loans   Allowance  Loans   Allowance  Loans   Allowance  Loans
                        ------------------ ----------------- ------------------ ------------------ ------------------

Commercial and
industrial                $8,142    20.0%  $  5,182   19.3%   $  6,323   17.7%    $  6,080  16.7%   $  5,995   15.6%
Real estate loans:

  Construction and         2,640     6.5%    11,279    6.9%      6,948    8.4%       4,348   8.2%      2,588    5.6%
  land dev.
  Residential             15,168    37.2%     3,393   36.2%      3,435   38.4%       4,278  42.1%      4,260   48.0%
  Other                   13,579    33.3%     8,824   33.1%     10,773   31.1%      11,312  29.1%     11,644   27.3%
Loans to individuals       1,234     3.0%     5,878    4.5%      7,026    4.4%       4,384   3.9%      3,345    3.5%
Unallocated                1,824      N/A     7,651     N/A      4,528     N/A       4,949    N/A      3,723     N/A
                        ------------------ ----------------- ------------------ ------------------ ------------------
                         $42,587   100.0%   $42,207  100.0%   $ 39,033  100.0%    $ 35,351 100.0%   $ 31,555  100.0%
                        ================== ================= ================== ================== ==================

     (1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

OTHER INCOME AND EXPENSES

     Other income increased $5.3 million or 15.5% in 2002 compared to 2001, as a result of increased service charges on deposit accounts of $2.3 million, increased mortgage banking income of $1.1 million, increased Bank Owned Life Insurance Income of $962,000, increased other services charges and fees of $824,000, and increased trust income of $142,000. The increase in deposit fees is due to the increase in the number of accounts and additional products introduced in 2002. Mortgage income increased due to the decrease in rates and the willingness of customers to refinance. The increase in other income in 2001 compared to 2000 was $6.8 million or 24.7% as a result of increased service charges on deposits accounts of $3.3 million, and increased mortgage banking income of $2.2 million, increased other service charges and fees of $882,000, increased trust income of $317,000, and increased net gains on sale of investment securities of $101,000. Sales of investment securities in 2002 and 2001 totaled $20.5 million and $25.6 million, respectively. Other expenses increased $9.1 million or 11.3% in 2002 compared to 2001 as a result of increased salaries, wages and benefits of $4.3 million and increased other operating expenses of $4.8 million. Other operating expenses increased in part due to the write-down of a minority ownership interest in a non-banking, non-public financial services business. At the time of the Company's investment, this business appeared to be an opportunity for the Company to continue to focus on specialized niche markets. The business has been unable to accomplish its business plan and the Company elected to terminate its investment in this business. The Company has no other material, similar types of investments. The Company also wrote off the unamortized issuance costs of $822,000 related to the redemption of the 1997 preferred securities. Salaries, wages and benefits increased due to increased staff and increases in benefit costs. Other expenses increased $5.4 million or 7.2% in 2001 when compared to 2000, as a result of increased salaries, wages and benefits of $3.2 million, increased other expenses of $2.2 million. For 2002, 2001, and 2000, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

     Income before income taxes increased in 2002 by $4.8 million or 11.8% compared to 2001, when income before income taxes increased by $7.3 million compared to 2000. Income taxes increased $1.3 million in 2002 compared to 2001 while income taxes increased $2.3 million compared to 2000. The Company's effective tax rate is 20.5% for 2002, 19.7% for 2001, and 17.0% for 2000, respectively. The increase from 2001 to 2002 is due to the decrease in tax advantaged income as a percent of taxable income. The effective tax rate is less than the current 35% incremental rate due to the Company's investments in tax advantaged municipal securities and bank owned life insurance.

     On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. As of January 1, 2002, the Company is no longer amortizing its goodwill. Had the Company not been required to amortize goodwill, reported earnings per share would have been $0.06 higher on a diluted basis or $1.60 per share versus the $1.54 per share actually reported for the twelve months ended December 31, 2001.

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

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $51.6 million during 2002. Long-term borrowings increased $52.7 million during 2002.

     The Company currently does not have any unconsolidated subsidiaries or off-balance sheet special purpose entities.

     The goal of interest rate sensitivity management is to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2002:


                                                                      Repricing Periods
                                           -------------------------------------------------------------------------
                                              Within          Three Months          One Year              Over
                                               Three             Through             Through              Five
                                              Months            One Year           Five Years            Years
                                           --------------    ----------------    ----------------    ---------------
(In Thousands)
Assets
Interest bearing deposits at banks               $ 2,616         $       ---        $        ---       $        ---
Federal Funds Sold                                48,000
Investment securities                            103,692             167,492             232,527            230,063
Loans and Leases(1)                              775,425             230,562             712,413            124,587
Other assets                                         ---                 ---                 ---            230,885
                                           --------------    ----------------    ----------------    ---------------
                                                 929,733             398,054             944,940            585,535
                                           --------------    ----------------    ----------------    ---------------
Liabilities and equity
Non-interest bearing deposits                    353,853                 ---                 ---                ---
Interest bearing deposits (2)                    501,625             238,952             353,768            664,442
Borrowed funds (3)                               149,844                 ---              60,430            223,368
Preferred securities                                 ---                 ---                 ---             63,250
Other liabilities                                    ---                 ---                 ---             26,370
Hedging instruments                               60,000            (20,000)            (40,000)                ---
Shareholders' equity                                 ---                 ---                 ---            222,360
                                           --------------    ----------------    ----------------    ---------------
                                               1,065,322             218,952             374,198          1,199,790
                                           --------------    ----------------    ----------------    ---------------

Interest sensitivity gap                       (135,589)             179,102             570,742          (614,255)
                                           --------------    ----------------    ----------------    ---------------

Cumulative interest rate sensitivity gap       (135,589)              43,513             614,255       $        ---
                                           ==============    ================    ================    ===============
-------------------------------------------------

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2002. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 29.0% of these deposits are considered repriceable within three months and 71.0% are considered repriceable in the over five-year category.

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

     Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2002 are as follows:

MVPE
Change in Interest Rate                    Amount                      % Change
-----------------------                    ------                      --------
                                      ( In Thousands)
+300 Basis Points                         347,588                        12.35
+200 Basis Points                         358,363                        15.84
+100 Basis Points                         354,241                        14.51
Flat Rate                                 309,367                        ----
-100 Basis Points                         297,039                        -3.99
-200 Basis Points                         255,976                       -17.26
-300 Basis Points                         232,725                       -24.77

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

     The Company anticipates interest rate levels will remain stable in the first half of 2003, and will rise in the second half of 2003. Given this assumption, the Company's asset/liability strategy for 2003 is to maintain the positive gap position (interest-bearing assets subject to repricing more than interest-earning liabilities subject to repricing) for periods up to a year. The impact of changing interest rates on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

     The  following   table  sets  forth   contractual   obligations  and  other
commitments representing required and potential cash outflows as of December 31, 2002:


                                                                                    One to     Four to        After
                                                                     Less than       Three       Five         Five
(dollars in thousands)                                     Total      One Year       Years      Years         Years
                                                           -----      --------       -----      -----         -----

Minimum annual rentals on noncancellable
     Operating leases                                      $ 17,627      $ 2,948     $ 4,488     $ 2,422     $ 7,769
Remaining contractual maturities of time
     deposits                                               765,418      407,628     286,881      66,887       4,022
Loan commitments                                            598,950      430,071      34,924       5,895     128,060
Long-term borrowed funds                                    169,703        9,187      22,500      37,929     100,087
Guaranteed preferred beneficial interests in
     Company's subordinated debentures                       63,250          ---         ---         ---      63,250
Standby letters of credit                                    42,389       33,810       8,377
                                                             ------       ------      ------     -------    --------
                                                                                                      84         118
Total                                                    $1,657,337     $883,644    $357,170    $113,217    $303,306
                                                         ==========     ========    ========    ========    ========


     The Company had no capital leases at December 31, 2002.

                                CAPITAL ADEQUACY
                                ----------------

     Shareholders' equity increased by $26.7 million or 13.6% in 2002 to $222.4 million. This increase was principally due to an increase in the valuation adjustment for securities available for sale, as well as the increase in retained earnings from 2002 net income, less cash dividends paid in 2002. Cash dividends paid in 2002 increased $1.1 million or 6.9% compared to the cash dividends paid in 2001, which increased $1.9 million or 13.6% compared to cash dividends paid in 2000. Earnings retained in 2002 were 51.3% compared to 49.5% in 2001.

     The following table sets forth certain capital performance ratios for the Company.

                                          2002           2001            2000
                                          ----           ----            ----
CAPITAL PERFORMANCE

  Return on average assets                 1.30%          1.25%           1.13%
  Return on average equity                17.40%         16.80%          17.30%
  Dividend payout ratio                   48.75%         50.46%          52.32%
  Earnings retained                       51.30%         49.50%          47.70%


CAPITAL LEVELS
                                      Tier 1 Capital to       Tier 1 Capital to Risk-  Total Capital to Risk-
                                      Average Assets Ratio    Weighted Assets Ratio   Weighted Assets Ratio
                                    ------------------------------------------------------------------------
                                      Dec. 31,     Dec. 31,     Dec.  31,   Dec.  31,    Dec., 31     Dec., 31
                                          2002         2001         2002        2001         2002         2001
                                      --------     --------     ---------   --------    ---------     --------
The Company                              8.66%       7.99%       11.81%      10.53%      13.08%       11.82%
National Penn Bank                       6.91%       7.03%        9.33%       9.16%      10.59%       10.42%
Panasia Bank, N.A.                       5.61%       6.64%       10.10%      12.38%      11.36%       13.64%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)


     The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 2001, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized," as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2002, National Penn Bank and Panasia Bank, N.A., each meet the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

     The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

     In July 2001, the Company's Board of Directors approved the repurchase of up to 975,000 shares of its common stock to be used for the general corporate purposes, including the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock-based corporate plans. The stock repurchase plan authorizes the Company to make repurchases from time to time in open market or privately negotiated transactions. The Company purchased 652,653 shares at an aggregate cost of approximately $15,942,000 for the period January 1, 2002 through August 27, 2002, the date of the completion of the 2001 repurchase program.

     On June 26, 2002, the Company's Board of Directors approved a stock repurchase plan of up to 1,000,000 shares of its common stock. Repurchases can be from time to time in the open market or privately negotiated transaction, and may be used for general purposes including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock benefit plans. As of December 31, 2002, a total of 173,529 shares have been repurchased at an aggregate cost of approximately $4,429,000.

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

     More information is available in the Company's Report on Form 8-K dated July 11, 2000, filed with the Securities and Exchange Commission ("SEC").

                        PENDING SALE OF PANASIA BANK, N.A
                        ---------------------------------

     On February 10, 2003, National Penn, Panasia and Woori America Bank, a New York banking institution, entered into an Agreement providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank, as previously reported on National Penn's Report on Form 8-K dated February 10, 2003 filed with the SEC and available at National Penn's website. Subject to various closing conditions, including receipt of required regulatory approvals, National Penn and Panasia anticipate that the transactions will close in third quarter 2003. No assurance can be given that all required regulator approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated. Additional information is provided in National Penn's 8-K dated February 10, 2003.

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

                        ACQUISITION OF FIRSTSERVICE BANK
                        --------------------------------

     On February 25, 2003, the Company acquired FirstService Bank ("FirstService") by its merger into National Penn Bank. FirstService Bank is a commercial bank offering a broad range of personal and commercial banking services, headquartered in Doylestown, Bucks County, Pennsylvania, with six other community offices in Bucks and Montgomery Counties, Pennsylvania, and an additional office under construction in Souderton, Pennsylvania. Through its subsidiaries, FirstService Bank also offers casualty insurance, asset management services and non-deposit investment products. FirstService also has a proprietary interest in a title insurance agency.

     At December 31, 2002, FirstService Bank had assets of $399.6 million. Under the terms of the merger, each outstanding share of FirstService Bank common stock was converted into .5954 share of the Company's common stock, plus $3.90, resulting in issuance of 2,563,552 shares of the Company's common stock. Outstanding options for 860,489 shares of FirstService Bank stock were converted into options for shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting.

     The Company believes that the FirstService Bank acquisition will be dilutive to the Company's earnings in 2003, but will be accretive to earnings in 2004.

     More information is available in the Company's Reports on Form 8-K dated September 24, 2002 and February 4, 2003, each filed with the SEC and in the Company's registration statement on Form S-4, filed with the SEC on December 6, 2002, and amended on December 31, 2002.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 and has been included in the Company's consolidated financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

                                 FUTURE OUTLOOK
                                 --------------

     In 2003, the Company anticipates opening one new community office in Lehigh County, PA, in addition to a community office that will operate under the FirstService division.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     From time to time, the Company or its representatives make written or oral statements that may include "forward-looking statements" with respect to its:

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

     These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

     * The Company's unified branding campaign and other marketing initiatives may be less effective than expected in building name recognition and greater customer awareness of the Company's products and services. Use of non-Company brands may be counter-productive.

     *    Expansion of the  Company's  products and services  offerings may meet
          with  more  effective  competitive   resistance  from  others  already
          offering such products and services than expected.

     * New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

     * Competitors with substantially greater resources may enter product market, geographic or other niches currently served by the Company.

     * Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

     * Business development in newly entered geographic areas may be more difficult, and take longer, than expected.

     * Competitive pressures may increase significantly and have an adverse effect on the Company's pricing, spending, third-party relationships and revenues.

     * The Company may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

     * Projected business increases following new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

     * The Company may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.

     * Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes, including mortgage origination levels.

     * General economic or business conditions, either nationally or in the regions in which the Company will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the Company's loan portfolio and allowance for loan losses.

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

     * Business opportunities and strategies potentially available to the Company, after mergers, may not be successfully or fully acted upon.

     * Costs, difficulties or delays related to the integration of businesses of acquired companies with the Company's business may be greater or take longer than expected.

     * Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

     * Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect the Company's costs and business.

     * Market volatility may continue in the securities markets, with an adverse effect on the Company's securities and asset management activities.

     * The Company may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The Company cautions shareholders not to place undue reliance on such statements.

     All written or oral forward-looking statements attributable to the Company or any person acting on its behalf made after the date of this Report are expressly qualified in their entirety by the cautionary statements contained in this Report. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management's Discussion and Analysis at Item 7 hereof.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                    -----------------------------
                                                                                        2002             2001
                                                                                    ------------     ------------
      ASSETS
Cash and due from banks                                                             $    83,831      $   101,796
Interest bearing deposits in banks                                                        2,616            6,002
Federal funds sold                                                                       48,000              -
                                                                                      ---------        ---------

         Total cash and cash equivalents                                                134,447          107,798

Investment securities available for sale, at fair value                                 733,774          658,581
Loans held for sale                                                                      52,992            6,489
Loans, less allowance for loan losses of $42,587
   and $42,207 in 2002 and 2001, respectively                                         1,789,995        1,807,673
Premises and equipment, net                                                              30,589           29,125
Accrued interest receivable                                                              15,235           15,332
Bank owned life insurance                                                                58,360           55,723
Unconsolidated investments under the equity method                                        2,702            2,434
Other assets                                                                             40,168           44,327
                                                                                     ----------        ---------

         Total assets                                                               $ 2,858,262      $ 2,727,482
                                                                                     ==========       ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest bearing                                                             $   353,853      $   344,972
   Interest-bearing                                                                   1,758,787        1,731,823
                                                                                      ---------        ---------

         Total deposits                                                               2,112,640        2,076,795

Securities sold under repurchase agreements and federal funds purchased                 253,325          238,726
Short-term borrowings                                                                    10,614            9,480
Long-term borrowings                                                                    169,703          139,974
Guaranteed preferred beneficial interests in Company's subordinated debentures           63,250           40,250
Accrued interest payable and other liabilities                                           26,370           26,575
                                                                                      ---------        ---------

         Total liabilities                                                            2,635,902        2,531,800
                                                                                      ---------        ---------

Shareholders' equity
   Preferred stock, no stated par value;
      authorized 1,000,000 shares, none issued                                              -                -
   Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2002 - 20,699,782; 2001 - 20,923,206,
      net of shares in Treasury:  2002 - -0-; 2001 - 121,827                            172,471          166,138
   Retained earnings                                                                     30,593           29,333
   Accumulated other comprehensive income                                                19,296            3,119
   Treasury stock, at cost                                                                  -             (2,908)
                                                                                      ---------        ---------

         Total shareholders' equity                                                     222,360          195,682
                                                                                      ---------        ---------

         Total liabilities and shareholders' equity                                 $ 2,858,262      $ 2,727,482
                                                                                     ==========       ==========


The accompanying notes are an integral part of these statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------


                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                       2002             2001              2000
                                                                    ----------       -----------       ----------
INTEREST INCOME
Loans, including fees                                               $  132,544       $   150,079       $  155,250
Investment securities
   Taxable                                                              26,954            25,709           24,303
   Tax-exempt                                                           12,618            11,973           11,948
Federal funds sold                                                         822               177              601
Deposits in banks                                                           72               559              301
                                                                      --------         ---------         --------

         Total interest income                                         173,010           188,497          192,403
                                                                      --------         ---------         --------

INTEREST EXPENSE
Deposits                                                                44,783            70,498           72,960
Securities sold under repurchase agreements and federal
     funds purchased                                                     4,387             9,509           16,864
Short-term borrowings                                                      104               264              761
Long-term borrowings                                                    14,172            12,241           13,392
                                                                      --------         ---------         --------

         Total interest expense                                         63,446            92,512          103,977
                                                                      --------         ---------         --------

         Net interest income                                           109,564            95,985           88,426

Provision for loan losses                                               14,000             9,000            7,325
                                                                      --------         ---------         --------

         Net interest income after provision for loan losses            95,564            86,985           81,101
                                                                      --------         ---------         --------

OTHER INCOME
Trust income                                                             5,314             5,172            4,855
Service charges on deposit accounts                                     12,656            10,343            7,074
Bank owned life insurance income                                         3,716             2,754            2,701
Other service charges and fees                                          12,000            11,176           10,294
Net gains on sale of investment securities                                 214               334              233
Mortgage banking income                                                  5,679             4,553            2,385
Equity in undistributed net earnings of affiliates                         268               170              117
                                                                      --------         ---------         --------

         Total other income                                             39,847            34,502           27,659
                                                                      --------         ---------         --------

OTHER EXPENSES
Salaries, wages and employee benefits                                   49,132            44,831           41,589
Net premises and equipment                                              13,818            12,147           12,189
Other operating                                                         26,881            23,745           21,504
                                                                      --------         ---------         --------

         Total other expenses                                           89,831            80,723           75,282
                                                                      --------         ---------         --------

         Income before income taxes                                     45,580            40,764           33,478

Income taxes                                                             9,346             8,030            5,690
                                                                      --------         ---------          -------

         Net income                                                 $   36,234       $    32,734       $   27,788
                                                                      ========         =========         ========

PER SHARE OF COMMON STOCK
   Basic earnings                                                   $     1.74       $      1.56       $     1.34
   Diluted earnings                                                 $     1.72       $      1.54       $     1.32
   Dividends paid                                                   $     0.85       $      0.79       $     0.70




The accompanying notes are an integral part of these statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                Accumulated
                                            Common                                other                                 Compre-
                                    ----------------------         Retained    comprehensive    Treasury                hensive
                                      Shares        Amount         earnings    (loss) income     stock     Total        income
                                      ------        ------         --------    -------------     -----     -----        -------

Balance at January 1, 2000              18,396,911    $ 139,173   $   30,441   $(11,723)       $(2,953)  $  154,938

   Net income                                    -            -       27,788           -             -       27,788    $    27,788
   Cash dividends declared                       -            -      (14,893)          -             -      (14,893)
   5% stock dividend                       887,062       16,739      (16,739)          -             -            -
   Shares issued under stock-based
      plans                                  2,539           29            -           -             -           29
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -            -            -      14,476             -       14,476         14,476
                                                                                                                       -----------
   Total comprehensive income                    -            -            -           -             -            -    $    42,264
                                                                                                                       ===========
   Effect of treasury stock
      transactions                          66,936       (1,222)           -           -         2,100          878
                                                    -----------   ----------    --------   -----------   ----------    -----------

Balance at December 31, 2000            19,353,448      154,719       26,597       2,753          (853)     183,216

   Net income                                    -            -       32,734           -             -       32,734    $    32,734
   Cash dividends declared                       -            -      (16,974)          -             -      (16,974)
   3% stock dividend                       581,979       13,024      (13,024)          -             -            -
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -            -            -         366             -          366            366
                                                                                                                       -----------
   Total comprehensive income                    -            -            -           -             -            -    $    33,100
                                                                                                                       ===========
   Effect of treasury stock
      transactions                          (8,564)      (1,605)           -           -        (2,055)      (3,660)
                                                    -----------   ----------    --------   -----------   ----------    -----------

Balance at December 31, 2001            19,926,863      166,138       29,333       3,119        (2,908)     195,682

   Net income                                    -            -       36,234           -             -       36,234         36,234
   Cash dividends declared                       -            -      (18,040)          -             -      (18,040)
   5% stock dividend                       673,764        8,757      (16,934)          -         8,177            -
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -            -            -      16,177             -       16,177         16,177
                                                                                                                       -----------
   Total comprehensive income                    -            -            -           -             -            -    $    52,411
                                                                                                                       ===========
   Effect of treasury stock
      transactions                          99,155       (2,424)           -           -        (5,269)      (7,693)
                                                    -----------   ----------    --------   -----------   ----------    -----------

Balance at December 31, 2002                         20,699,782  $   172,471      30,593   $    19,296      $     -    $   222,360
                                                    ===========   ==========    ========   ===========   ==========    ===========







The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                              Year ended December 31,
                                                                   ---------------------------------------------
                                                                       2002             2001              2000
                                                                    ----------       -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $   36,234       $    32,734       $   27,788
   Adjustments to reconcile net income to net cash provided
         by operating activities
      Provision for loan and lease losses                               14,000             9,000            7,325
      Depreciation and amortization                                      4,907             6,379            5,894
      Deferred income tax benefit                                        7,148               (47)           7,767
      Amortization of premiums and discounts on investment
         securities, net                                                 2,132             2,014            1,862
      Investment securities gains, net                                    (214)             (334)            (277)
      Mortgage loans originated for resale                            (109,946)          (65,329)         (42,235)
      Sale of mortgage loans originated for resale                     112,372            66,272           42,483
      Changes in assets and liabilities
         (Increase) decrease in accrued interest receivable                 97             2,283           (3,182)
         Increase (decrease) in accrued interest payable                (3,736)           (5,101)           5,716
         Increase in other assets                                       (5,565)           (3,293)         (16,330)
         Increase (decrease) in other liabilities                        3,155             2,353           (3,329)
                                                                      --------         ---------         --------

            Net cash provided by operating activities                   60,584            46,931           33,482
                                                                      --------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid in excess of cash equivalents for businesses acquired      (8,624)              -             (1,387)
   Proceeds from sales of investment securities available for sale      20,458            25,601           47,043
   Proceeds from maturities of investment securities available
   for sale                                                             87,111           187,041           39,178
   Purchase of investment securities available for sale               (168,771)         (265,928)        (150,800)
   Net increase in loans                                               (26,998)          (63,275)        (143,685)
   Purchases of premises and equipment                                  (5,943)           (6,136)          (6,577)
   Purchase of bank owned life insurance                                (2,637)           (2,750)          (2,594)
                                                                      --------         ---------         --------

            Net cash used in investing activities                     (105,404)         (125,447)        (218,822)
                                                                      --------         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in interest and non-interest
      bearing demand deposits and savings accounts                     169,673           193,247          151,280
   Net (decrease) increase in certificates of deposit                 (141,309)          (26,043)          74,461
   Net (decrease) increase in securities sold under
      agreements to repurchase and federal funds purchased              14,599           (59,323)          97,240
   Net (decrease) increase in short-term borrowings                      1,135               439          (13,878)
   Proceeds from long-term borrowings                                   70,000               -             68,376
   Repayments of long-term borrowings                                  (40,272)           (6,458)        (145,021)
   Issuance of subordinated debentures                                  63,250               -                -
   Redemption of subordinated debentures                               (40,250)              -                -
   Issuance of common stock under dividend reinvestment and stock
      option plan                                                          -                 -                 29
   Effect of treasury stock transactions                                (7,693)           (3,660)             878
   Cash dividends                                                      (17,664)          (16,519)         (14,538)
                                                                      --------         ---------         --------

            Net cash provided by financing activities                   71,469            81,683          218,827
                                                                      --------         ---------         --------

            Net increase in cash and cash equivalents                   26,649             3,167           33,487

Cash and cash equivalents at beginning of year                         107,798           104,631           71,144
                                                                      --------         ---------         --------

Cash and cash equivalents at end of year                            $  134,447       $   107,798       $  104,631
                                                                     =========        ==========        =========


The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         National Penn Bancshares, Inc. (the Company), primarily through its Bank subsidiaries, National Penn Bank (NPB) and Panasia Bank, N.A. (Panasia) (collectively, the Banks), has been serving residents and businesses of southeastern Pennsylvania since 1874 and New Jersey since July 2000. In 2002, Panasia opened a branch in Annandale, Virginia to service the Washington D.C. area. The Banks, which have in excess of 58 branch locations, are locally managed community banks providing commercial banking products, primarily loans and deposits. Trust services are provided through Investors Trust Company (ITC). Penn 1st Financial Services, Inc. (Penn 1st) is a mortgage banking company and is engaged in the activity of extending credit and servicing loans. Penn Securities, Inc., (Penn Securities) is a registered broker dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. National Penn Leasing Company (NP Leasing) commenced operations in November 2002 and provides commercial equipment leases. The Banks, ITC and Penn Securities encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

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

         The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, NPB, Panasia, ITC, National Penn Investment Company, National Penn Life Insurance Company, NPB Capital Trust II, and NPB's wholly owned subsidiaries Penn 1st, Penn Securities, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., and National Penn Consulting Services, Inc. The Company's investment in unconsolidated subsidiaries that range between 20% and 50% are accounted for using the equity method of accounting. All material intercompany balances have been eliminated.

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




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

        Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank, a New Jersey institution concentrating in the Asian-American community. As the result of Panasia's market penetration in the New Jersey area, the Company had expanded its market role. However, if such benefits, including new business, are not derived, an impairment may be recognized.

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

         Loans originated and intended for sale in the secondary market are carried at lower cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. At December 31, 2002, cost approximated fair value.

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



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 114 excludes such homogeneous loans as consumer and mortgage.

         The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

         On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

     PREMISES AND EQUIPMENT

         Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

         The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

     GOODWILL AND INTANGIBLE ASSETS

         The Company has recognized core deposit intangibles, as a result of a branch acquisitions, which are being amortized on a straight-line basis over eight years and are included in other assets.

         Substantially all outstanding goodwill resulted from the acquisition of Panasia Bank (Panasia) in 2000 and is being amortized on a straight-line basis over approximately 20 years and is included in other assets. The unamortized balance at December 31, 2002 and 2001 was $21,381,000 and $19,202,000, respectively. Amortization expense for the year ended December 31, 2001 and 2000 was $1,567,000 and $1,000,000, respectively. As a result of the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill.

         The Company adopted SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has completed the transitional testing of its goodwill. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its transitional testing or as a result of the anticipated sale of Panasia.




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.



                                                                           For the year ended December 31,
                                                                    ---------------------------------------------
                                                                       2002             2001              2000
                                                                    ----------       -----------       ----------
                                                                              (in thousands except for
                                                                             earnings-per-share amounts)

         Reported net income                                        $   36,234       $    32,734       $   27,788
         Add back goodwill amortization, net of taxes                      -               1,203              898
                                                                      --------         ---------         --------

         Adjusted net income                                        $   36,234       $    33,937       $   28,686
                                                                     =========        ==========        =========

         Basic earnings per share
             Reported basic earnings per shares                     $     1.74       $      1.56       $     1.34
             Goodwill amortization                                         -                0.06             0.04
                                                                      --------         ---------         --------

             Adjusted basic earnings per share                      $     1.74       $      1.62       $     1.38
                                                                     =========        ==========        =========

         Diluted earnings per share
             Reported diluted earnings per shares                   $     1.72       $      1.54       $     1.32
             Goodwill amortization                                         -                0.06             0.04
                                                                      --------         ---------         --------

             Adjusted diluted earnings per share                    $     1.72       $      1.60       $     1.36
                                                                     =========        ==========        =========



         The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB
     Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

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



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     STOCK-BASED COMPENSATION

         The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         At December 31, 2002, the Company had two stock-based employee compensation plans, which are more fully described in note 15. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                              2002          2001           2000
                                                                           ---------      ---------     ---------

         Net income, as reported                                           $  36,234      $  32,734     $  27,788
         Less:  stock-based compensation costs
            determined under fair value based
            method for all awards                                                558            552           987
                                                                             -------        -------       -------
         Net income, pro forma                                             $  35,676      $  32,182     $  26,801
                                                                            ========       ========      ========

         Earnings per share of common stock - basic     As reported            1.74          1.56            1.34
                                                        Pro forma              1.72          1.53            1.29

         Earnings per share of common stock - diluted   As reported            1.72          1.54            1.32
                                                        Pro forma              1.69          1.52            1.27




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.28%, 3.85% and 4.25%; expected volatility of 35.1%, 14.0% and 14.0%; risk-free interest rates for each plan of 5.50% and 3.93% for 2002 and 5.23% and 5.04% for 2001 and 6.78% and 5.38% for 2000; and
     expected lives of 8.50 years and 6.83 years for each plan in 2002 and 8.11 years and 7.02 years for each plan in 2001, 6.63 years and 7.56 years for each plan in 2000.

     INCOME TAXES

         The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation and investment securities available for sale.

     STATEMENTS OF CASH FLOWS

         The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):


                                                         Year ended December 31,
                                              ---------------------------------------------
                                                 2002             2001              2000
                                              ----------       -----------       ----------

         Interest                             $   67,234       $    97,109       $   95,997
         Taxes                                    10,917             9,538            9,372



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






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company calculates earnings per share under the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

     ADVERTISING COSTS

         It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000, was approximately $3,448,000, $2,728,000 and $2,709,000, respectively.

     DERIVATIVES

         The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

         The Company enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future interest expense. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest expense. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in interest expense. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the years ended December 31, 2002 and 2001.

     COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).







                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued



                                        December 31, 2002             December 31, 2001                   December 31, 2000
                                    --------------------------   -----------------------------     ---------------------------------
                                    Before     Tax      Net of     Before    Tax       Net of       Before       Tax         Net of
                                      tax   (expense)    tax        tax    (expense)    tax          tax       (expense       tax
                                    amount   benefit    amount    amount    benefit    amount       amount       benefit     amount
                                    ------- ---------  --------- --------- --------   ---------    ---------   ---------    --------
     Unrealized gains on investment
           securities
        Unrealized holding gains
      arising during period        $20,858     $ (7,301) $   13,557         $897  $  (314)     $  583  $ 22,503$  (7,876)  $  14,627
   Less reclassification
      adjustment for gains
      realized in net income           214          (75)        139          334     (117)        217       233      (82)        151
                                  --------      --------   --------    ---------  --------   --------  --------  --------  --------
Unrealized gains on investment
      securities                    20,644       (7,226)     13,418          563     (197)        366    22,270   (7,794)     14,476
                                  --------      --------   --------    ---------  --------   --------  --------  --------  --------
Unrealized gains on derivatives      2,759            -       2,759           -       -           -         -         -          -
                                  --------      --------   --------    ---------  --------   --------  --------  --------  --------
Other comprehensive income
      (loss), net                  $23,403    $  (7,226)   $ 16,177         $563    $(197)    $   366  $ 22,270  $(7,794)  $  14,476
                                  ========   ===========   ========    =========  ========  ========= =========  ========  =========


2. ACQUISITIONS

         On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). Under the terms of the merger, 4,304,762 shares of FirstService stock converted into 0.5954 shares of the Company's common stock plus $3.90 per share, resulting in an issuance of 2,563,552 shares of the Company's common stock and approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 643,169 shares of the Company's common stock, with an exercise price of either $6.69 or $13.38 per share. This transaction was accounted for under the purchase method of accounting and the results of operations of the Company will include FirstServices' results from and after February 25, 2003. The acquisition resulted in the recording of approximately $52 million of goodwill and other intangibles.

         On February 10, 2003, the Company signed a definitive agreement to sell its subsidiary, Panasia Bank N.A. Under the terms of the agreement, the Company will receive $34.5 million. The completion of this transaction is subject to regulatory approval and other conditions within the agreement.

         On September 27, 2002, the Company, through its subsidiary Panasia, acquired the United Asian Bank division of Wilmington Savings Fund Society, FSB. The Company acquired $15.8 million of loans and $9.6 million of deposits. This acquisition resulted in the recording of approximately $1.2 million in core deposit intangibles and goodwill.

         On January 3, 2001, the Company completed a merger with Community Independent Bank, Inc. (CIB). Under the terms of the merger, each share of CIB stock was converted into 0.90 shares of the Company's common stock, resulting in an issuance of 712,973 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 20,752 shares of the Company's common stock, with an exercise price of $8.47 to $11.64 per share. This transaction was accounted for under the pooling of interests method of accounting.

         In July 2000, the Company completed the acquisition of Panasia. Under terms of the agreement, each share of Panasia stock was purchased for $29 per share and each outstanding Panasia stock option was cancelled for cash equal to the difference between $29 and its per share exercise price, for a total cost of $20,005,000. This transaction was accounted for under the purchase method of accounting and the results of operations of the

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


2. ACQUISITIONS - Continued

     Company for the year ended December 31, 2000, include only the results of operations of Panasia from the date of acquisition, July 11, 2000, through December 31, 2000. The acquisition resulted in the recording of approximately $12.2 million of goodwill.

3. INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities are summarized as follows (in thousands):


                                                                            December 31, 2002
                                                       ----------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized        unrealized     unrealized         Fair
                                                          cost            gains          losses           value
                                                       ----------      ----------      ----------      ----------
         U.S. Treasury and U.S. Government
            agencies                                   $   47,379      $    4,128      $      (11)     $   51,496
         State and municipal bonds                        255,510          11,073             (47)        266,536
         Mortgage-backed securities                       356,483           9,822             (31)        366,274
         Marketable equity securities and other            48,961           2,528          (2,021)         49,468
                                                         --------        --------        --------        --------

            Totals                                     $  708,333      $   27,551      $   (2,110)     $  733,774
                                                        =========       =========       =========       =========

                                                                            December 31, 2001
                                                        ----------------------------------------------------------
                                                                          Gross         Gross
                                                        Amortized       unrealized     unrealized         Fair
                                                          cost            gains          losses           value
                                                       ----------      ----------      ----------      ----------
         U.S. Treasury and U.S. Government
            agencies                                   $   52,989      $    2,734      $      (12)     $   55,711
         State and municipal bonds                        251,245           2,544          (4,659)        249,130
         Mortgage-backed securities                       307,838           4,127            (958)        311,007
         Marketable equity securities and other            41,711           2,305          (1,283)         42,733
                                                       ----------      ----------      ----------      ----------

            Totals                                     $  653,783      $   11,710      $   (6,912)     $  658,581
                                                        =========       =========       =========       =========


         The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 2002 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                      Amortized          Fair
                                                                                        cost             value
                                                                                    ------------     ------------

         Due in one year or less                                                    $      8,592     $      8,667
         Due after one through five years                                                 76,495           78,800
         Due after five through ten years                                                134,808          141,282
         Due after ten years                                                             439,477          455,557
         Marketable equity securities and other                                           48,961           49,468
                                                                                      ----------       ----------

                                                                                    $    708,333     $    733,774
                                                                                     ===========      ===========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


3. INVESTMENT SECURITIES - Continued

         Proceeds from the sales of investment securities during 2002, 2001 and 2000, were 20,458,000, $25,601,000 and $47,043,000, respectively. Gross gains realized on those sales were $464,000, $961,000 and $676,000 in 2002, 2001 and 2000, respectively, gross losses were $250,000 in 2002 and $627,000 in 2001 and $443,000 in 2000. As of December 31, 2002 and 2001,
     investment securities with a book value of $518,036,000 and $426,406,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2002 and 2001, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

4.  LOANS

         Major classifications of loans are as follows (in thousands):


                                                                                             December 31,
                                                                                    -----------------------------
                                                                                        2002             2001
                                                                                    ------------     ------------

         Commercial and industrial loans and leases                                 $    376,634     $    357,706
         Real estate loans
            Construction and land development                                            122,129          128,655
            Residential, including $52,992 and $6,489 in loans held for sale             701,593          672,329
            Other                                                                        628,115          614,289
         Loans to individuals                                                             57,103           83,390
                                                                                      ----------       ----------
                                                                                       1,885,574        1,856,369
         Allowance for loan losses                                                       (42,587)         (42,207)
                                                                                      ----------       ----------

            Total loans, net                                                        $  1,842,987     $  1,814,162
                                                                                     ===========      ===========

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $14,639,000 and $15,988,000 at December 31, 2002 and 2001, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $525,000, $215,000 and $251,000 for 2002, 2001 and 2000, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $987,000 and $11,794,000 at December 31, 2002 and 2001, respectively.

         The balance of impaired loans was $11,101,000 at December 31, 2002. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with the $11,101,000 of impaired loans was $1,332,000 at December 31, 2002. The average impaired loan balance was $19,958,000 during 2002 and the income recognized on impaired loans during 2002 was $498,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


4. LOANS - Continued

         The balance of impaired loans was $12,667,000 at December 31, 2001. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with the $12,667,000 of impaired loans was $2,458,000 at December 31, 2001. The average impaired loan balance was $19,520,000 and $10,234,000 during 2001 and 2000, respectively, and the income recognized on impaired loans during 2001 and 2000 was $863,000 and $437,000, respectively. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

         Changes in the allowance for loan losses are as follows (in thousands):


                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2002          2001         2000
                                                                              ---------    ---------    ---------

         Balance, beginning of year                                           $  42,207    $  39,033    $  35,351
            Acquisition of Panasia                                                  -            -          1,384
            Provision charged to operations                                      14,000        9,000        7,325
            Loans charged off                                                   (15,786)      (8,174)      (7,109)
            Recoveries                                                            2,166        2,348        2,082
                                                                                -------      -------      -------

         Balance, end of year                                                 $  42,587    $  42,207    $  39,033
                                                                               ========     ========     ========

5. PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows (in thousands):


                                                                                         December 31,
                                                                Estimated             -------------------
                                                               useful lives             2002         2001
                                                               -------------          ------       ------

         Land                                                  Indefinite          $   3,356    $   3,171
         Buildings                                             5 to 40 years          22,469       20,978
         Equipment                                             3 to 10 years          38,751       35,416
         Leasehold improvements                                2 to 40 years           7,312        6,673
                                                                                     -------      -------
                                                                                      71,888       66,238
         Accumulated depreciation and amortization                                   (41,299)     (37,113)
                                                                                     -------      -------

                                                                                   $  30,589    $  29,125
                                                                                    ========     ========

         Depreciation   and   amortization   expense   amounted  to  $4,757,000,
     $4,812,000 and  $4,895,000 for the years ended December 31, 2002,  2001 and
     2000, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


6. DEPOSITS

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $203,202,000 and $267,540,000 in 2002 and 2001, respectively.

         At December 31, 2002, the scheduled maturities of certificates of deposit are as follows (in thousands):

              2003                        $  407,628
              2004                           140,514
              2005                           146,367
              2006                            20,563
              2007                            50,346
                                            --------

                                          $  765,418

7. SHORT-TERM BORROWINGS

         Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (in thousands):


                                                                          At or for the year ended December 31,
                                                                       ------------------------------------------
                                                                          2002            2001            2000
                                                                       ----------      ----------      ----------
         Securities sold under repurchase agreements
               and federal funds purchased
            Balance at year-end                                        $  253,325      $  238,726      $  298,049
            Average during the year                                       238,259         251,781         290,015
            Maximum month-end balance                                     272,322         300,532         344,125
            Weighted average rate during the year                           1.84%           3.78%           5.81%
            Rate at December 31                                             1.25%           2.02%           4.94%

         Short-term borrowings
            Balance at year-end                                        $   10,614      $    9,480      $    9,041
            Average during the year                                         7,146           7,235          13,942
            Maximum month-end balance                                      10,614          10,012          26,170
            Weighted average rate during the year                           1.46%           3.65%           5.46%
            Rate at December 31                                             0.78%           1.52%           4.87%

         The weighted average rates paid in aggregate on these borrowed funds for 2002, 2001 and 2000 were 1.83%, 3.78% and 5.80%, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


8. LONG-TERM BORROWINGS

     FHLB ADVANCES

         At December 31, 2002, advances from the Federal Home Loan Bank (FHLB) totaling $160,515,000 will mature within one to eight years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.20%. Unused lines of credit at the FHLB were $539,306,000 and $444,811,000 at December 31, 2002 and 2001, respectively.

         Outstanding borrowings mature as follows (in thousands):

              2003                                                    $      -
              2004                                                        10,000
              2005                                                        12,500
              2006                                                        25,000
              2007                                                        12,629
              Thereafter                                                 100,386
                                                                        --------

                                                                      $  160,515
                                                                        ========

     OTHER BORROWINGS

         During 2000, the Company borrowed $21,000,000 with an interest rate of the federal funds rate plus 0.875%. The note matures on June 30, 2004 and requires monthly interest and quarterly principal payments. The balance as of December 31, 2002 is $9,188,000 with an interest rate of 2.075%.

     SUBORDINATED DEBENTURES

         On August 20, 2002, the Company issued $65.21 million of 7.85% junior subordinated debentures (the Debentures) due September 30, 2032 to NPB Capital Trust II (the Trust), a Delaware business trust, which is a wholly-owned subsidiary of the Company. The 2002 Debentures are the sole asset of the Trust. The Trust issued 2,530,000 shares of trust preferred securities, $25 face value, for total proceeds of $63.25 million. The Company's obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after September 30, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2032. The ability of the Company's banking subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

         On October 31, 2002, the Company used a portion of the net proceeds from the 2002 Debenture transaction to redeem the $40.25 million aggregate amount of 9% trust preferred securities issued by the Company in May 1997. As a result, the Company wrote-off the associated unamortized issuance cost of $822,000 which is included in other operating expense.




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------

8. LONG-TERM BORROWINGS - Continued

         In May 1997, the Company issued $41.50 million of 9% junior subordinated deferrable interest debentures (the debentures) to NPB Capital Trust (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $40.25 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

9. BENEFIT PLANS

     PENSION PLAN

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):


                                                                                              December 31,
                                                                                       --------------------------
                                                                                         2002              2001
                                                                                       ---------        ---------
         Change in benefit obligation
            Benefit obligation at beginning of year                                    $  14,080        $  11,589
            Service cost                                                                   1,274            1,089
            Interest cost                                                                    977              832
            Actual gain                                                                     (163)             289
            Benefits paid                                                                   (306)            (333)
            Effect of change in assumptions                                                   99              614
                                                                                         -------          -------
            Benefits obligation at end of year                                            15,961           14,080
                                                                                         -------          -------

         Change in plan assets
            Fair value of plan assets at beginning of year                                15,565           15,982
            Actual return on plan assets                                                    (523)          (1,305)
            Employer contribution                                                            884            1,221
            Benefits paid                                                                   (306)            (333)
                                                                                         -------          -------
            Fair value of plan assets at end of year                                      15,620           15,565
                                                                                         -------          -------

         Funded status                                                                      (341)           1,485
         Unrecognized net actuarial gain                                                   2,226              490
         Unrecognized prior service cost                                                     (17)              49
                                                                                         -------          -------

         Prepaid benefit cost (included in other assets)                               $   1,868        $   2,024
                                                                                        ========         ========




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


9. PENSION PLAN - Continued

         Net pension cost included the following components (in thousands):

                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2002             2001              2000
                                                                     ---------         ---------        ---------

         Service cost                                                $   1,274         $   1,089        $     997
         Interest cost on projected benefit obligation                     977               832              709
         Actual return on plan assets                                      523             1,305           (2,310)
         Net amortization and deferral                                  (1,734)           (2,670)           1,281
                                                                       -------           -------          -------

         Net periodic benefit cost                                   $   1,040         $     556        $     677
                                                                      ========          ========         ========

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.88% and 4.25% in 2002, 7.13% and 4.50%, respectively in 2001; 7.13% and 4.50%, respectively, in 2000. The expected long-term rate of return on assets was 8.25% for 2002, 2001 and 2000.

     CAPITAL ACCUMULATION PLAN

         The Company has a capital  accumulation and salary reduction plan under
     Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $823,000, $809,000 and $671,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     DEFERRED COMPENSATION ARRANGEMENTS

         The Company has established deferred compensation arrangements for certain executives. The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company's liabilities under these arrangements are being accrued from the commencement of the plans over the participant's remaining periods of service.

10. INCOME TAXES

         The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):


                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2002             2001              2000
                                                                     ---------         ---------        ---------
         Income tax expense
            Current                                                  $   8,122         $   7,404        $   7,252
            Deferred federal benefit                                       (78)             (217)          (1,654)
                                                                       -------           -------          -------
                                                                         8,044             7,187            5,598
         Additional paid-in capital from benefit
            of stock options exercised                                   1,302               843               92
                                                                       -------           -------          -------

         Applicable income tax expense                               $   9,346         $   8,030        $   5,690
                                                                      ========          ========         ========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


10. INCOME TAXES - Continued

         The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2002             2001              2000
                                                                     ---------         ---------        ---------
         Computed tax expense at statutory rate                      $  15,953         $  14,268        $  11,717
            Decrease in taxes resulting from
               Tax-exempt loan and investment income                    (6,592)           (5,939)          (5,711)
               Other, net                                                  (15)             (299)            (316)
                                                                       -------           -------          -------

         Applicable income tax expense                               $   9,346         $   8,030        $   5,690
                                                                      ========          ========         ========

         Deferred tax assets and liabilities consist of the following (in thousands):

                                                                                         2002              2001
                                                                                       ---------        ---------
         Deferred tax assets
            Deferred loan fees                                                         $      16        $     135
            Allowance for loan loss                                                       13,637           13,978
            Deferred compensation                                                          1,827            1,176
            Loan sales valuation                                                              54               54
                                                                                         -------          -------
                                                                                          15,534           15,343
                                                                                         -------          -------

         Deferred tax liabilities
            Pension                                                                          949              898
            Partnership investments                                                          518              448
            Cash to accrual                                                                  -                  8
            Investment securities available for sale                                       8,904            1,678
            Rehab credit adjustment                                                           44               44
                                                                                         -------          -------
                                                                                          10,415            3,076
                                                                                         -------          -------

         Net deferred tax asset (included in other assets)                             $   5,119        $  12,267
                                                                                        ========         ========

         As a result of the acquisition of Panasia Bank, the Company computed a net deferred tax asset of $209,000 and a deferred tax liability on unrealized holding gains of $160,000, during 2000.

11. SHAREHOLDERS' EQUITY

         On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend to shareholders of record on December 6, 2002 and which was paid on December 27, 2002.






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------



11. SHAREHOLDERS' EQUITY - Continued

         On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of December 31, 2002, 173,529 shares of common stock have been repurchased at an average price of $ 25.52 under the 2002 repurchase program.

         On October 24, 2001, the Company declared a 3% stock dividend to shareholders of record on December 11, 2001 which was paid on December 27, 2001.

         On July 25, 2001, the Company approved stock a stock repurchase plan (2001 repurchase plan) of 975,000 shares of its common stock. Repurchases can be from time to time and will be used for general corporate purposes including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock benefit plans. The Company completed the 2001 repurchase plan on August 27, 2002 with an average price of $24.43.

         On October 25, 2000, the Company declared a 5% stock dividend to shareholders of record on December 8, 2000 and which was paid on December 20, 2000.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------



13. EARNINGS PER SHARE

                                                                             Year ended December 31, 2002
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)         amount
                                                                     -----------     -------------         ------

         Basic earnings per share
            Net income available to common stockholders              $  36,234            20,778           $ 1.74
         Effect of dilutive securities
            Options                                                        -                 272            (0.02)
                                                                       -------           -------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  36,234            21,050           $ 1.72
                                                                      ========           =======            =====

         Options to purchase 553,356 shares of common stock at $25.46 to $26.00 per share were outstanding during 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 2001
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)         amount
         Basic earnings per share                                    -----------     -------------         ------
            Net income available to common stockholders              $  32,734            20,984           $ 1.56
         Effect of dilutive securities
            Options                                                        -                 250            (0.02)
                                                                     ---------         ---------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  32,734            21,234           $ 1.54
                                                                      ========         =========            =====

         Options to purchase 1,151,738 shares of common stock at $22.17 to $26.00 per share were outstanding during 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 2000
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)         amount
         Basic earnings per share                                    -----------     -------------         ------
            Net income available to common stockholders              $  27,788            20,809           $ 1.34
         Effect of dilutive securities
            Options                                                        -                 225            (0.02)
                                                                       -------           -------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  27,788            21,034           $ 1.32
                                                                      ========         =========            =====

         Options to purchase 890,359 shares of common stock at $21.96 to $26.00 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


14. COMMITMENTS AND CONTINGENT LIABILITIES

         LEASE COMMITMENTS

         Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

            Year ending December 31,
            ------------------------

                    2003                                           $   2,948
                    2004                                               2,585
                    2005                                               1,903
                    2006                                               1,379
                    2007                                               1,043
                    Thereafter                                         7,769
                                                                     -------

                                                                   $  17,627
                                                                     =======

         The total rental expense was approximately $3,613,000, $3,138,000 and $3,104,000 in 2002, 2001 and 2000, respectively.

         OTHER

         In the normal course of business, the Company, the Banks and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15. STOCK-BASED COMPENSATION

         The Company maintains an Officers' and Key Employees' Stock Compensation Plan (Officers' Plan). A total of 2,571,942 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. Options granted under the Officers' Plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 1,479,501 outstanding options under the Officers' Plan at December 31, 2002. Options granted under the Company's previous stock option plan, are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. Under the prior plan, there are 476,829 outstanding options at December 31, 2002.

         In addition, the Company has a Non-employee Directors' Stock Option Plan (Directors' Plan). Under the Directors' Plan, a total of 328,640 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under the Directors' Plan fully vest after two years and expire ten years from the date of issue. There are 53,790 outstanding options under the Directors' Plan at December 31, 2002.

         The number of shares available for granting totaled 919,659 at December 31, 2002. As of December 31, 2002, 63,215 options were outstanding as a result of previous acquisitions.




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


15. STOCK-BASED COMPENSATION - Continued

         A summary of the status of the Company's fixed option plans is presented below:

                                                    2002                     2001                   2000
                                           ----------------------   ----------------------   ----------------------
                                                        Weighted                 Weighted                 Weighted
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                             Shares       price       Shares       price       Shares       price
                                           ----------   ---------   ----------   ---------   ----------   ---------

     Outstanding, beginning of  year        2,302,873   $   18.95    2,348,169   $   17.54    2,071,520   $   17.24
         Granted                              303,369       25.31      315,043       22.49      322,281       18.46
         Exercised                           (518,300)      16.78     (317,829)      11.75      (45,632)      10.02
         Forfeited                                -         -          (42,510)      21.46          -           -
                                           ----------               ----------               ----------

     Outstanding, end of year               2,087,942   $   19.87    2,302,873   $   18.95    2,348,169   $   17.54
                                           ==========               ==========               ==========

     Options exercisable at year-end        1,287,855                1,536,049                1,340,329
                                           ==========               ==========               ==========

     Weighted average fair value of
         options granted during the year                $    7.57                $    3.02                $    2.43
                                                         ========                 ========                 ========


         The following table summarizes information about nonqualified options outstanding at December 31, 2002:


                                   Options outstanding                                  Options exercisable
         --------------------------------------------------------------------------  -----------------------------------------------
                                                   Weighted
                                 Number            average                               Number
                             outstanding at       remaining         Weighted           outstanding at      Weighted
             Range of          December 31,      contractual         average           December 31,         average
          exercise prices        2002             life (years)     exercise price         2002          exercise price
         ----------------     ----------       ------------------ -----------------  --------------  --------------------

         $  7.92 - 10.56           10,896             4.6           $  9.07             10,896         $  9.07
           10.57 - 13.19          281,739             2.4             12.48            281,739           12.48
           13.20 - 15.83          145,051             3.5             13.41            145,051           13.41
           15.84 - 18.47          133,559             1.2             16.95            125,901           16.86
           18.48 - 21.11          234,818             8.0             18.68             92,127           18.68
           21.12 - 23.75          728,523             6.9             22.19            408,801           21.97
           23.76 - 26.39          553,356             7.6             25.71            223,340           26.00
                              -----------                                         ------------

                                2,087,942                                            1,287,855
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


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

         Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2002 and 2001, are as follows (in thousands):


                                                                                        2002              2001
                                                                                     -----------       ----------

         Financial instruments whose contract amounts represent
               credit risk
            Commitments to extend credit                                             $   598,950       $  583,016
            Standby letters of credit                                                     42,389           23,644

         Financial instruments whose notional or contract amounts
               exceed the amount of credit risk
            Interest rate swap agreements                                                 60,000           40,000

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2002, varies up to 100%; the average amount collateralized is 90%.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2000 and 1999
--------------------------------------------------------------------------------


17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

         Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. This strategy will cause the Company to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Company will recognize a larger interest rate spread than it otherwise would have without the swaps in effect. In 2002, 2001 and 2000, the interest rate swaps had the effect of increasing the Company's net interest income by $1,713,000, $1,029,000 and $307,000, respectively, over what would have been realized had the Company not entered into the swap agreements.

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

         Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2002 and 2001, were as follows (in thousands):


                                                           December 31, 2002                 December 31, 2001
                                                     ----------------------------      ----------------------------
                                                      Carrying     Estimated fair       Carrying     Estimated fair
                                                       amount          value             amount          value
                                                     ----------   ---------------      ----------   ---------------
        Cash and cash equivalents                    $  134,447     $    134,447       $  107,798    $    107,798
        Investment securities available for sale        733,744          733,744          658,581         658,581


         Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Financial instruments actively traded in a secondary market have been valued using quoted available market prices.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------

18. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

         Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                           December 31, 2002                 December 31, 2001
                                                     ----------------------------      ----------------------------
                                                     Carrying     Estimated fair       Carrying     Estimated fair
                                                      amount          value             amount          value
                                                     ----------   ---------------      ----------   ---------------
                                                                            (in thousands)
        Deposits with stated maturities              $  765,418     $    786,920       $  904,982    $    918,149
        Repurchase agreements, federal funds
           purchased and short-term borrowings          263,939          263,939          248,206         248,206
        Long-term borrowings                            169,703          184,968          139,974         142,795
        Subordinated debentures                          63,250           86,593           40,250          42,065

         Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $1.34 billion for 2002 and $1.17 billion for 2001.

         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                                          December 31, 2002                 December 31, 2001
                                                    -----------------------------    ------------------------------
                                                   Carrying     Estimated fair       Carrying     Estimated fair
                                                    amount          value             amount          value
                                                   ------------   ---------------   ------------   --------------
                                                                            (in thousands)
        Net loans                                   $ 1,842,987     $  1,934,278     $  1,814,162    $  1,887,862


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

         The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Fair value approximates book value.

19. REGULATORY MATTERS

         The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2002, was approximately $7,258,000.






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------
19. REGULATORY MATTERS - Continued

         Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2002, the Banks, without prior approval of bank regulators, can declare dividends to the Company totaling $16,464,000 plus additional amounts equal to the net earnings of the Banks for the period January 1, 2003, through the date of declaration less dividends previously paid in 2003.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Banks and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Banks and Company meet all capital adequacy requirements to which they are subject.

         As of December 31, 2002, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.


                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                        Actual           adequacy purposes      action provisions
                                                 --------------------  --------------------   ---------------------
                                                   Amount     Ratio      Amount      Ratio      Amount      Ratio
                                                 ----------  --------  ----------   -------   ----------   -------
                                                                      (Dollars in thousands)
     As of December 31, 2002
        Total capital (to risk-weighted assets)
           National Penn Bancshares, Inc.        $  271,184    13.08%  $  165,855     8.00%          N/A     N/A
           National Penn Bank                       203,455    10.59      153,667     8.00    $  192,084   10.00%
           Panasia Bank, N.A.                        12,320    11.36        8,679     8.00        10,848   10.00

        Tier I capital (to risk-weighted assets)
           National Penn Bancshares, Inc.           244,932    11.81       82,928     4.00           N/A     N/A
           National Penn Bank                       179,240     9.33       76,834     4.00       115,250    6.00
           Panasia Bank, N.A.                        10,956    10.10        4,339     4.00         6,509    6.00

        Tier I capital (to average assets)
           National Penn Bancshares, Inc.           244,932     8.66      113,181     4.00           N/A     N/A
           National Penn Bank                       179,240     6.91      103,725     4.00       129,456    5.00
           Panasia Bank, N.A.                        10,956     5.61        7,819     4.00         9,773    5.00

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


19. REGULATORY MATTERS - Continued
                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                        Actual           adequacy purposes      action provisions
                                                 --------------------  --------------------   ---------------------
                                                   Amount     Ratio      Amount      Ratio      Amount      Ratio
                                                 ----------  --------  ----------   -------   ----------   -------
                                                                      (Dollars in thousands)
     As of December 31, 2001
        Total capital (to risk-weighted assets)
           National Penn Bancshares, Inc.        $  238,304    11.82%  $  161,289     8.00%          N/A     N/A
           National Penn Bank                       197,195    10.42      151,358     8.00    $  189,189   10.00%
           Panasia Bank, N.A.                        11,068    13.64        6,490     8.00         8,113   10.00

        Tier I capital (to risk-weighted assets)
           National Penn Bancshares, Inc.           212,427    10.53       80,694     4.00           N/A     N/A
           National Penn Bank                       173,338     9.16       75,679     4.00       113,519    6.00
           Panasia Bank, N.A.                        10,045    12.38        3,245     4.00         4,868    6.00

        Tier I capital (to average assets)
           National Penn Bancshares, Inc.           212,427     7.99      106,346     4.00           N/A     N/A
           National Penn Bank                       173,338     7.03       98,691     4.00       123,364    5.00
           Panasia Bank, N.A.                        10,045     6.64        6,047     4.00         7,558    5.00

20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):


                            CONDENSED BALANCE SHEETS
                                                                                             December 31,
                                                                                    -----------------------------
                                                                                        2002             2001
                                                                                    ------------     ------------
         Assets
            Cash                                                                    $        -       $      2,601
            Investment in Bank subsidiaries, at equity                                   230,684          206,226
            Investment in other subsidiaries, at equity                                   63,952           46,649
            Other assets                                                                   6,894              914
                                                                                      ----------       ----------

                                                                                    $    301,530     $    256,390
                                                                                     ===========      ===========

         Liabilities and shareholders' equity
            Long-term borrowings                                                    $      9,188     $     14,437
            Guaranteed preferred beneficial interests in Company's
               subordinated debentures                                                    65,206           41,495
            Other liabilities                                                              4,776            4,776
            Shareholders' equity                                                         222,360          195,682
                                                                                      ----------       ----------

                                                                                    $    301,530     $    256,390
                                                                                     ===========      ===========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2002          2001         2000
                                                                              ---------    ---------    ---------
         Income
            Equity in undistributed net earnings of subsidiaries              $   8,372    $  10,892    $  13,246
            Dividends from subsidiary                                            31,789       24,441       17,365
            Interest and other income                                               253          483          218
                                                                                -------      -------      -------
                                                                                 40,414       35,816       30,829
         Expense
            Interest on subordinated debentures                                   4,983        3,735        3,735
            Interest on long-term borrowings                                        288          837          725
            Other operating expenses                                              1,024          115          100
                                                                                -------      -------      -------
                                                                                  6,295        4,687        4,560
               Income before income tax benefit                                  34,119       31,129       26,269
         Income tax benefit                                                      (2,115)      (1,605)      (1,519)
                                                                                -------      -------      -------
               Net income                                                     $  36,234    $  32,734    $  27,788
                                                                               ========     ========     ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2002          2001         2000
                                                                              ---------    ---------    ---------
         Cash flows from operating activities
            Net income                                                       $   36,234   $   32,734    $  27,788
            Equity in undistributed net earnings of subsidiaries                 (8,372)     (10,892)     (13,246)
            (Increase) decrease in other assets                                  (5,980)       1,674       (1,434)
            (Decrease) increase in other liabilities                                -          1,091           73
                                                                               --------     --------      -------
               Net cash provided by operating activities                         21,882       24,607       13,181
                                                                               --------     --------      -------
         Cash flows from investing activities
            Cash paid to acquire businesses                                         -            -        (20,025)
            Additional investment in subsidiaries, at equity                    (17,212)       2,562        1,198
                                                                               --------     --------      -------
               Net cash (used in) provided by investing activities              (17,212)       2,562      (18,827)
                                                                               --------     --------      -------
         Cash flows from financing activities
            Proceeds from issuance of long-term debt                                -            -         21,000
            Repayment of long-term debt                                          (5,249)      (3,938)      (2,625)
            Proceeds from issuance of subordinated debt                          65,206          -            -
            Repayment of subordinated debt                                      (41,495)         -            -
            Proceeds from issuance of stock                                         -            -             29
            Effect of treasury stock transactions                                (7,693)      (3,660)         878
            Cash dividends                                                      (18,040)     (16,974)     (14,893)
                                                                               --------     --------      -------
               Net cash provided by (used in) financing activities               (7,271)     (24,572)       4,389
                                                                               --------     --------      -------
               Net (decrease) increase in cash and cash equivalents              (2,601)       2,597       (1,257)
         Cash and cash equivalents at beginning of year                           2,601            4        1,261
                                                                               --------     --------      -------
         Cash and cash equivalents at end of year                            $      -     $    2,601    $       4
                                                                              =========    =========     ========


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


21. SEGMENT INFORMATION

         SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn and Panasia operating segments to create one reportable segment, "Community Banking."

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

         The Company has also identified several operating segments. These operating segments within the Company's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include ITC, Penn Securities, National Penn Life Insurance Company, NPB Capital Trust, NP Leasing and the Parent are included in the "Other" category.

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

         Reportable   segment-specific   information   and   reconciliation   to
consolidated financial information is as follows:


                                                                     Community
                                                                      Banking           Other        Consolidated
                                                                  --------------    ------------    ---------------
                                                                                   (in thousands)
         December 31, 2002
            Total assets                                           $  2,808,295     $     49,967     $ 2,858,262
            Total deposits                                            2,112,640              -         2,112,640
            Net interest income (loss)                                  111,995           (2,431)        109,564
            Total noninterest income                                     31,689            8,158          39,847
            Total noninterest expense                                    80,201            9,630          89,831
            Net income (loss)                                      $     38,574     $     (2,340)    $    36,234








                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


21. SEGMENT INFORMATION - Continued

                                                                     Community
                                                                      Banking           Other        Consolidated
                                                                  --------------    ------------    ---------------
                                                                                   (in thousands)
         December 31, 2001
            Total assets                                           $  2,721,923     $      5,559     $ 2,727,482
            Total deposits                                            2,076,795              -         2,076,795
            Net interest income (loss)                                  100,212           (4,227)         95,985
            Total noninterest income                                     28,013            6,489          34,502
            Total noninterest expense                                    75,521            5,202          80,723
            Net income (loss)                                      $     34,512     $     (1,778)    $    32,734

         December 31, 2000
            Total assets                                           $  2,609,386     $      6,061     $ 2,615,447
            Total deposits                                            1,909,591              -         1,909,591
            Net interest income (loss)                                   92,572           (4,146)         88,426
            Total noninterest income                                     20,839            6,820          27,659
            Total noninterest expense                                    69,646            5,636          75,282
            Net income (loss)                                      $     29,713     $     (1,925)    $    27,788

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

         (Dollars in thousands, except per share data)

                                                                                Three months ended
                                                                 ----------------------------------------------------
               2002                                               Dec. 31     Sept. 30       June 30     March 31
         ----------------                                        ----------------------------------------------------
         Interest income                                         $  43,082    $  43,254    $  43,208    $  43,466
         Net interest income                                        28,330       27,074       27,378       26,782
         Provision for loan losses                                   2,750        4,500        2,800        3,950
         Net gains (losses) on sale of investment
            securities                                                  97          367          -           (250)
         Income before income taxes                                 11,505       11,466       11,639       10,970
         Net income                                                  9,220        9,211        9,038        8,765
         Earnings per share of common stock - basic                   0.44         0.44         0.44         0.42
         Earnings per share of common stock - diluted                 0.44         0.44         0.43         0.41






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2002 and 2001
--------------------------------------------------------------------------------


22. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED) - Continued

                                                                                 Three months ended
                                                                 ----------------------------------------------------
               2001                                               Dec. 31     Sept. 30       June 30         March 31
         ----------------                                        ----------------------------------------------------
         Interest income                                         $  44,980    $  46,908    $  47,597    $  49,012
         Net interest income                                        25,671       24,994       23,115       22,205
         Provision for loan losses                                   2,500        3,500        1,500        1,500
         Net gains (losses) on sale of investment
            securities                                                (478)         781          -             31
         Income before income taxes                                  9,830       10,950       10,410        9,574
         Net income                                                  8,602        8,482        8,078        7,572
         Earnings per share of common stock - basic                   0.41         0.40         0.39         0.36
         Earnings per share of common stock - diluted                 0.41         0.40         0.38         0.35


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
National Penn Bancshares, Inc.


     We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets on January 1, 2002.




/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 20, 2003 (except for note 2, as to which the date is February 10,2003 and February 25, 2003)

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

     None.


                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report. Information relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section captioned "Election of Directors" and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of National Penn's definitive Proxy Statement to be used in connection with National Penn's 2003 Annual Meeting of Shareholders (the "Proxy Statement").

     National Penn maintains in effect a written Code of Ethics that applies to National Penn's principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions. A copy of the Code of Ethics is filed in this Report as
Exhibit 14.1.


Item 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Information  required  by this item is  incorporated  by  reference  to the
subsection   captioned   "Director   Compensation"  and  the  section  captioned
"Execution Compensation" of the Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
        RELATED MATTERS.
        ----------------

     The following table provides information as of December 31, 2002, with respect to shares of National Penn's common stock that may be issued under National Penn's existing equity compensation plans:


                              (a)                        (b)                     (c)
Plan category(1)              Number of securities to    Weighted-average        Number of securities
                              be issued upon exercise    exercise price of       remaining available for
                              of outstanding options,    outstanding options,    future issuance under
                              warrants and rights        warrants and rights     equity compensation plans
                                                                                 (excluding securities
                                                                                 reflected in column (a))
Equity compensation plans
approved by security
holders............                 2,024,727             $20.68                  1,372,745 (2)(3)

Equity compensation plans
not approved by security
holders(4)..........                   None                  N/A                          N/A

Total...............                2,024,727             $20.68                  1,372,745
_________________________________________

(1) The table does not include information on stock options assumed by National Penn through acquisitions. At December 31, 2002, 63,215 shares of common stock are issuable upon exercise of substitute stock options issued in connection with acquisitions. Of this total, 51,305 shares are issuable upon exercise of substitute stock options issued in the acquisition of Elverson National Bank, and 11,910 shares are issuable upon exercise of substitute stock options issued in the acquisition of Community Independent Bank, Inc. The weighted average exercise price of all substitute stock options issued in acquisitions and outstanding at December 31, 2002 was $11.61 per share. The table also does not reflect substitute stock options for 640,591 shares of common stock (with a weighted average exercise price of $11.31 per share) issued on February 25, 2003 in the acquisition of FirstService Bank. National Penn cannot grant additional stock options under any of these substitute stock option plans.

(2) Includes 425,391 shares available for future issuance under National Penn's Employee Stock Purchase Plan.

(3) Includes 27,693 shares available for future issuance under National Penn's Directors' Fee Plan. Under the Fee Plan, shares or phantom stock units may be issued at fair market value in lieu of cash for directors' fees.

(4) National Penn does not maintain equity compensation plans that have not been approved by its shareholders.
_____________________________

     Other information required by this item is incorporated by reference to the section captioned "Stock Ownership" of the Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information required by this item is incorporated by reference to the subsection captioned "Related Party and Similar Transactions" of the Proxy Statement.


Item 14.  CONTROLS AND PROCEDURES.
----------------------------------

     National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of February 26, 2003. Disclosure controls and procedures are defined in SEC Rule 13a-14(c) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

     Since the date of the most recent evaluation of National Penn's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect such internal controls.

                                     PART IV
                                     -------

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1. Financial Statements.
       ---------------------

     The following  consolidated  financial  statements are included in Part II,
Item 8, of this Report:

           National Penn Bancshares, Inc. and Subsidiaries.
             Consolidated Balance Sheets.
             Consolidated Statements of Income.
             Consolidated Statement of Changes in Shareholders' Equity. Consolidated Statements of Cash Flows.
             Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.
        ------------------------------

     Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

     3. Exhibits.
        ---------

2.1 Agreement dated September 24, 2002 between National Penn Bancshares, Inc., National Penn Bank and FirstService Bank. (Incorporated by reference to
     Exhibit 2.1 of National Penn's Current Report on Form 8-K dated September 24, 2002.)

2.2 Form of Letter Agreement between FirstService Bank directors and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 of National Penn's Current Report on Form 8-K dated September 24, 2002.)

2.3 Agreement dated February 10, 2003 among National Penn Bancshares, Inc., Panasia Bank, N.A., and Woori America Bank. (Incorporated by reference to
     Exhibit 2.1 to National Penn's Report on Form 8-K dated February 10, 2003, as filed on February 14, 2003.)

2.4  Guaranty  Agreement  dated  February  10,  2003 of  Woori  Bank in favor of
     National Penn Bancshares, Inc. and Panasia Bank, N.A. (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated February 10, 2003, as filed on February 14, 2003.)

3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Registration Statement No. 333-88536 on Form S-3, as filed on May 17, 2002.)

3.2 Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

4.1 Form of Trust Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to
     Exhibit 4.1 to National Penn's Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on July 30, 2002.)

4.2 Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., Christiana Bank & Trust Company, as Property Trustee, and Christiana Bank & Trust Company, as Delaware Trustee. (Incorporated by reference to Exhibit 4.2 to National Penn's Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.3 Form of Subordinated Debenture Indenture between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.4 Form of Preferred Securities Guarantee Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to National Penn's Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.5 Term Loan Agreement dated July 11, 2000, between National Penn Bancshares, Inc. and the Northern Trust Company. (Omitted pursuant to Regulation S-K,
     Item 601(b)(4)(iii); National Penn agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.)

10.1 National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated March 27, 2002, as filed on April 8, 2002.)

10.2 National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10. 3 Bernville Bank, N.A. Employees' Profit Sharing Plan - Plan Compliance and Merger Amendment.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.4 Amendment No. 1 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit
     10.1 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.5 National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.6 Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to National Penn's Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.7 Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn's Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.8 Amendment No. 3 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.9 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 4, 2001.)

10.10 National Penn Bancshares, Inc. Executive Incentive Plan/Schedules.*

10.11 National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated July 12, 2002, as filed on July 16, 2002.)

10.12 National Penn Bancshares, Inc. Amended Officers' and Key Employees' Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.13 National Penn Bancshares, Inc. Directors' Fee Plan.* (Incorporated by reference to Exhibit 10.3 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.14 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.15 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.16 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.17 National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.18 National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.19 Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.20 National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Option Plan.*

10.21 National Penn Bancshares, Inc. FirstService Non-Employee Directors Substitute Stock Option Plan.*

10.22 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.19 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.23 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.20 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.24 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.25 Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.26 Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.4 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

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

10.29 Amendatory Agreement dated February 24, 1999, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.26 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.30 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.31 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.5 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.32 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.33 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.34 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.35 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.36 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.37 Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.35 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.38 Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.36 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.39Executive  Agreement dated June 22, 2001,  among National Penn  Bancshares,
     Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.40Amendatory   Agreement   dated  January  27,  2002,   among  National  Penn
     Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.41 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*

10.42 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*

10.43 Employment Agreement dated as of September 24, 2002, between National Penn Bank and John C. Spier.* (Incorporated by reference to Exhibit 10.1 to National Penn's Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.44 Description of Consulting Arrangement between Lawrence T. Jilk, Jr. and Panasia Bank, N.A.* (Incorporated by reference to Exhibit 10.37 to National Penn's Annual Report on Form 10-K for the year ended December 31. 2001.)

10.45 Stock Purchase Agreement dated April 20, 1989, between National Penn Bancshares, Inc. and Pennsylvania State Bank. (Incorporated by reference to
     Exhibit 10.35 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.46Amendment  to  Rights  Agreement  dated  as of  August  21,  1999,  between
     National Penn Bancshares, Inc. and National Penn Bank, as Rights Agent (including as Exhibit "A" thereto, the Rights Agreement dated as of August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent). (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K, dated August 21, 1999, as filed on August 26, 1999.)

14.1 National Penn Bancshares, Inc. Code of Ethics.

  21 Subsidiaries of the Registrant.

  23 Consent of Independent Certified Public Accountants.

  99 Forward-Looking Statements.

--------------

* Denotes a compensatory plan or arrangement.

(b) Reports on Form 8-K.

     During fourth quarter 2002, National Penn filed the following Reports on Form 8-K:

     o    Report dated November 12, 2002. The Report provided information under
          Item 9 on the filing by Wayne R. Weidner, National Penn's Chairman, President and Chief Executive Officer, and by Gary L. Rhoads, National Penn's Treasurer and Chief Financial Officer, of certifications with the Securities and Exchange Commission relating to the Quarterly Report on Form 10-Q of National Penn for the quarter ended September 30, 2002. These certifications were filed pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Report did not contain any financial statements.

     o Report dated December 5, 2002. The Report provided under Item 5 the press release issued by National Penn in connection with its engagement of Sandler O'Neill & Partners, L.P. as National Penn's financial advisor regarding a possible sale of Panasia Bank, N.A. or an alternative strategic transaction involving Panasia. The Report did not contain any financial statements.

     o    Report dated December 18, 2002. The Report provided  information under
          Item 5 on amendments to National Penn's pension plan, capital accumulation plan (401(k) plan) and directors' fee plan, as well as the employment agreement dated December 18, 2002 among National Penn, National Penn Bank and Glenn E. Moyer. The Report did not contain any financial statements.

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


                                                  NATIONAL PENN BANCSHARES, INC.
                                                  (Registrant)


February 26, 2003                                 By /s/ Wayne R. Weidner
                                                     -------------------------
                                                     Wayne R. Weidner
                                                     Chairman, President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                           Title
----------                           -----


/s/ John H. Body                     Director                February 26, 2003
--------------------------------
John H. Body



--------------------------------
J. Ralph Borneman, Jr.


/s/ Frederick H. Gaige               Director                February 26, 2003
--------------------------------
Frederick H. Gaige


/s/ John W. Jacobs                   Director                February 26, 2003
--------------------------------
John W. Jacobs


/s/ Frederick P. Krott               Director                February 26, 2003
--------------------------------
Frederick P. Krott


/s/ Patricia L. Langiotti            Director                February 26, 2003
--------------------------------
Patricia L. Langiotti


/s/ Kenneth A. Longacre              Director                February 26, 2003
--------------------------------
Kenneth A. Longacre


/s/ Glenn E. Moyer                   Director                February 26, 2003
--------------------------------
Glenn E. Moyer

/s/ Alexander Rankin                 Director                February 26, 2003
--------------------------------
Alexander Rankin


/s/ Robert E. Rigg                   Director                February 26, 2003
--------------------------------
Robert E. Rigg


/s/ C. Robert Roth                   Director                February 26, 2003
--------------------------------
C. Robert Roth


/s/ John C. Spier                    Director                February 26, 2003
--------------------------------
John C. Spier


/s/ Wayne R. Weidner
--------------------------------     Director, Chairman,     February 26, 2003
Wayne R. Weidner                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)


/s/ Gary L. Rhoads
--------------------------------     Treasurer (Principal    February 26, 2003
Gary L. Rhoads                       Financial and
                                     Accounting Officer)

                                 CERTIFICATIONS
                                 --------------


I, Wayne R. Weidner, certify that:

1. I have reviewed this annual report on Form 10-K of National Penn Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Wayne R. Weidner
Date:  February  26, 2003                       ________________________________

                                                Wayne R. Weidner
                                                Chairman, President and
                                                Chief Executive Officer

I, Gary L. Rhoads, certify that:

1. I have reviewed this annual report on Form 10-K of National Penn Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Gary L. Rhoads
Date:   February 26, 2003                       _______________________________

                                                Gary L. Rhoads
                                                Treasurer and
                                                Chief Financial Officer