Form 10-Q
period 2003-03-31
NATIONAL PENN BANCSHARES INC
filed 2003-05-14
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      March 31, 2003
                                ------------------------------------------------

OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                     to
                                 ------------------    -------------------------

Commission file number: 0-22537-01
                        ----------

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

                                 (610) 367-6001
                  ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                  ------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)   Yes   X     No          .
                                                      ------     ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 12, 2003
                  -----                              ---------------------------

         Common Stock (no stated par value) (No.)  23,076,443 Shares


                               Page 1 of 31 pages



TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                                 Page
------------------------------------------------------------------------------------

         Item 1.          Financial Statements..............................    3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation.....    10

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk......................................    23

         Item 4.          Controls and Procedures..........................    24

Part II - Other Information.

         Item 1.          Legal Proceedings ...............................    25

         Item 2.          Changes in Securities............................    25

         Item 3.          Defaults Upon Senior Securities..................    25

         Item 4.          Submission of Matters to a Vote of
                          Security Holders.................................    25

         Item 5.          Other Information................................    25

         Item 6.          Exhibits and Reports on Form 8-K.................    27

Signatures.................................................................    29


Certifications.............................................................    30






                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                       March 31               Dec. 31
 (Dollars in thousands, except per share data)                                               2003                   2002
                                                                                           (Unaudited)             (Note)
                                                                                        ----------------       ---------------
ASSETS
Cash and due from banks                                                                        $103,852               $83,831
Interest bearing deposits in banks                                                                3,904                 2,616
Federal funds sold                                                                               25,317                48,000
                                                                                        ----------------       ---------------
    Total cash and cash equivalents                                                            $133,073              $134,447
Investment securities available for sale, at fair value                                         858,727               733,774
Loans held for sale                                                                              69,864                52,992
Loans and leases, less allowance for loan and lease losses
  of $46,680 and $42,587 in 2003 and 2002 respectively                                        1,994,019             1,789,995
Premises and equipment, net                                                                      43,257                30,589
Accrued interest receivable                                                                      15,246                15,235
Bank owned life insurance                                                                        65,396                58,360
Goodwill and other intangibles                                                                   79,849                21,381
Unconsolidated investments under the equity method                                                2,750                 2,702
Other assets                                                                                     21,233                18,787
                                                                                        ----------------       ---------------
    Total Assets                                                                             $3,283,414            $2,858,262
                                                                                        ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                                  $415,299              $353,853
Interest bearing deposits                                                                     2,001,616             1,758,787
                                                                                        ----------------       ---------------
    Total deposits                                                                            2,416,915             2,112,640
Securities sold under repurchase agreements
  and federal funds purchased                                                                   308,382               253,325
Short-term borrowings                                                                             2,533                10,614
Long-term borrowings                                                                            173,467               169,703
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                              63,250                63,250
Accrued interest payable and other liabilities                                                   29,869                26,370
                                                                                        ----------------       ---------------
    Total Liabilities                                                                         2,994,416             2,635,902
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                                                          -                     -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2003 - 23,039,782; 2002 - 20,699,782; net of shares
    in Treasury: 2003 - 5,100; 2002 - 0                                                         229,926               172,471
  Retained earnings                                                                              35,676                30,593
  Accumulated other comprehensive income                                                         23,535                19,296
  Treasury stock at cost                                                                           (139)                    0
                                                                                        ----------------       ---------------
    Total Shareholders' Equity                                                                  288,998               222,360
                                                                                        ----------------       ---------------
    Total Liabilities and Shareholders' Equity                                               $3,283,414            $2,858,262
                                                                                        ================       ===============


The accompanying notes are an integral part of these statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                                               Three Months Ended
(Dollars in thousands, except per share data)                                                     March 31
                                                                                           -------------------------------------

                                                                                                  2003                   2002
                                                                                              -----------           ------------
INTEREST INCOME
Loans and leases, including fees                                                                 $32,890                $33,617
Investment securities
 Taxable                                                                                           6,180                  6,648
 Tax-exempt                                                                                        3,332                  3,156
Federal funds sold                                                                                   200                     15
Deposits in banks                                                                                     16                     30
                                                                                              -----------           ------------
    Total interest income                                                                         42,618                 43,466
                                                                                              -----------           ------------
INTEREST EXPENSE
Deposits                                                                                           9,171                 12,329
Securities sold under repurchase agreements and
  federal funds purchased                                                                            915                  1,170
Short-term borrowings                                                                                  8                     35
Long-term borrowings                                                                               3,398                  3,150
                                                                                              -----------           ------------
    Total interest expense                                                                        13,492                 16,684
                                                                                              -----------           ------------
    Net interest income                                                                           29,126                 26,782
Provision for loan and lease losses                                                                2,270                  3,950
    Net interest income after provision
      for loan and lease losses                                                                   26,856                 22,832
                                                                                              -----------           ------------
OTHER INCOME
Trust income                                                                                       1,299                  1,318
Service charges on deposit accounts                                                                3,307                  2,925
Bank owned life insurance income                                                                     652                    920
Other service charges and fees                                                                     3,260                  3,260
Net gains (losses) on sale of investment securities                                                    -                   (250)
Mortgage banking income                                                                            1,493                    918
Equity in undistributed net earnings of affiliates                                                    47                     54
                                                                                              -----------           ------------
    Total other income                                                                            10,058                  9,145
                                                                                              -----------           ------------
OTHER EXPENSES
Salaries, wages and employee benefits                                                             13,555                 12,081
Net premises and equipment                                                                         3,637                  3,028
Other operating                                                                                    6,103                  5,898
                                                                                              -----------           ------------
    Total other expenses                                                                          23,295                 21,007
                                                                                              -----------           ------------
    Income before income taxes                                                                    13,619                 10,970
Income tax expense                                                                                 3,229                  2,205
                                                                                              -----------           ------------
    Net income                                                                                   $10,390                 $8,765
                                                                                              ===========           ============

PER SHARE OF COMMON STOCK
Net income per share - basic                                                                       $0.46                  $0.42
Net income per share - diluted                                                                      0.45                   0.41
Dividends paid in cash                                                                              0.23                   0.21

The accompanying notes are an integral part of these statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2003
  (Dollars in thousands)

                                                                                 Accumulated
                                              Common Stock                         other
                                      -----------------------------  Retained  conprehensive    Treasury               Comprehensive
                                      Shares          Value          earnings      income        stock        Total        income
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2002            20,699,782       $ 172,471     $ 30,593  $ 19,296           $ -      222,360
  Net income                                     -               -       10,390         -             -       10,390       $ 10,390
  Cash dividends declared                        -               -       (5,307)        -             -       (5,307)
  Shares issued under stock-based
      plans                                    795              13            -         -             -           13
  Shares issued for acquisition
      of FirstService Bank               2,563,552          61,262            -         -         1,924       63,186
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -               -            -     4,239             -        4,239          4,239
                                      ----------------------------------------------------------------------------------------------
Total comprehensive income                       -               -            -         -             -            -       $ 14,629
                                      ----------------------------------------------------------------------------------------------
 Effect of treasury stock transactions    (224,347)         (3,820)           -         -        (2,063)      (5,883)
                                      ----------------------------------------------------------------------------------------------
Balance at March 31, 2003               23,039,782       $ 229,926     $ 35,676  $ 23,535        $ (139)   $ 288,998


                                                                                   March 31, 2003
                                                        ---------------------------------------------------------------------
                                                               Before                    Tax                   Net of
                                                                 tax                  (expense)                  tax
                                                               amount                  benefit                 amount
                                                        ---------------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                      36,208                 (12,673)                 23,535
  Less: reclassification adjustment for losses
        realized in net income                                             -                       -                       -
                                                        ---------------------------------------------------------------------
Other comprehensive income, net                                       36,208                 (12,673)                 23,535
                                                        =====================================================================



THREE MONTHS ENDED MARCH 31, 2002
  (Dollars in thousands)

                                                                             Accumulated
                                               Common Stock                    other
                                       ------------------------  Retained  conprehensive    Treasury                 Comprehensive
                                       Shares          Value     earnings      income        stock        Total          income
                                       --------------------------------------------------------------------------------------------

Balance at December 31, 2001            19,926,863   $ 166,138    $ 29,333    $ 3,119      $ (2,908)     195,682
  Net income                                     -           -       8,765          -             -        8,765        $ 8,765
  Cash dividends declared                        -           -      (4,341)         -             -       (4,341)
  Shares issued under stock-based
       plans                                     -           -           -          -             -            -
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                  -           -           -      1,283             -        1,283          1,283
                                      ------------------------------------------------------------------------------------------
Total comprehensive income                       -           -           -          -             -            -         10,048
                                      ------------------------------------------------------------------------------------------
 Effect of treasury stock transactions    (104,949)     (1,572)                              (2,216)      (3,788)
                                      ------------------------------------------------------------------------------------------
Balance at March 31, 2002               19,821,914   $ 164,566    $ 33,757    $ 4,402      $ (5,124)     197,601



                                                                              March 31, 2002
                                                   ---------------------------------------------------------------------
                                                          Before                    Tax                   Net of
                                                            tax                  (expense)                  tax
                                                          amount                  benefit                 amount
                                                   ---------------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                  1,724                    (603)                  1,121
  Less: reclassification adjustment for losses
        realized in net income                                     (250)                     88                    (162)
                                                   ---------------------------------------------------------------------
Other comprehensive income, net                                   1,974                    (691)                  1,283
                                                   =====================================================================





The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Dollars in thousands)                                                Three Months Ended March 31,
                                                                                          2003                2002
 -----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 -----------------------------------------------------------------------------------------------------------------------
   Net income                                                                           10,390               8,765
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan and lease losses                                                 2,270               3,950
     Depreciation and amortization                                                       1,295               1,085
     Deferred tax benefit                                                                 (972)               (691)
     Amortization of premiums and discounts on investment
        securities, net                                                                     70                 636
     Investment securities (gains), net                                                      -                 250
     Mortgage loans originated for resale                                              (21,516)            (27,475)
     Sale of mortgage loans originated for resale                                       22,581              27,691
     Changes in assets and liabilities
       Decrease in accrued interest receivable                                           1,275               2,033
       (Decrease) in accrued interest payable                                           (1,078)               (956)
       (Increase) in other assets                                                       (1,767)             (6,298)
       Increase in other liabilities                                                       248               2,315
 -----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      12,796              11,305
 -----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 -----------------------------------------------------------------------------------------------------------------------
   Cash paid in excess of cash equivalents for business acquired                          (221)                  -
   Proceeds from sales of investment securities available for sale                           -               1,750
   Proceeds from maturities of investment securities available for sale                 67,642              32,672
   Purchase of investment securities available for sale                                (83,954)            (59,917)
   Net (increase) decrease in loans                                                     (5,015)              7,977
   Purchases of premises and equipment                                                  (2,031)               (950)
   Purchase of bank-owned life insurance                                                  (540)               (379)
 -----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (24,119)            (18,847)
 -----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 -----------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in interest and non-interest
     bearing demand deposits and savings accounts                                       65,258             (32,364)
   Net (decrease) in certificates of deposit                                           (49,856)            (46,384)
   Net increase in securities sold under
     agreements to repurchase and federal funds purchased                               14,502              20,482
   Net (decrease) in short-term borrowings                                              (8,081)             (3,432)
   Proceeds from new long-term borrowings                                                    -              45,000
   Repayments of long-term borrowings                                                   (1,237)            (11,317)
   Issuance of common stock under dividend
     reinvestment and stock option plans                                                    13                   -
   Effect of Treasury stock transactions                                                (5,883)             (3,788)
   Cash dividends                                                                       (4,767)             (4,364)
 -----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in ) financing activities                            9,949             (36,167)
 -----------------------------------------------------------------------------------------------------------------------
         Net increase in cash and cash equivalents                                      (1,374)            (43,709)
 Cash and cash equivalents at beginning of year                                        134,447             107,798
 -----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at March 31                                                 133,073              64,089

 The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

On April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an agreement and plan of merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company. The merger agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million. The transaction will be accounted in accordance with SFAS No. 141, Business Combinations, and subject to various regulatory approvals and other closing conditions, is expected to close in fourth quarter 2003.

On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). Under the terms of the merger, 4,304,762 shares of FirstService stock were each converted into 0.5954 share of the Company's common stock plus $3.90, resulting in the issuance of 2,563,552 shares of the Company's common stock and payment of approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 643,169 shares of the Company's common stock, with an exercise price of either $6.69 or $13.38 per share. This transaction was accounted for under the purchase method of accounting and the results of operations of the Company will include FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54.0 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $367.1 million, $219.2 million, and $288.9 million, respectively.

On February 10, 2003, the Company, Panasia Bank, N.A., and Woori America Bank, a New York banking institution, entered into an agreement providing for, among other things the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank. Subject to various closing conditions, including receipt of required regulatory approvals, the Company and Panasia anticipate that the transaction will close in third quarter 2003. No assurance can be given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $18,280,000 at March 31, 2003, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $3.3 million at March 31, 2003. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.

4. SHAREHOLDERS' EQUITY

 On March 26, 2003, the Company's Board of Directors declared a cash dividend of $.23 per share payable on May 17, 2003, to shareholders of record on April 30, 2003.

 On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend payable on December 27, 2002, to shareholders of record on December 6, 2002. All weighted average, share and per share information has been retroactively restated.

On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of March 31, 2003, 431,181 shares have been repurchased at an average price of $25.47 under the 2002 repurchase program.

5. EARNINGS PER SHARE

Year To Date March 31, 2003
                                                          Income              Shares        Per Share
                                                        (numerator)       (denominator)       Amount
                                                        -----------       -------------       ------
Basic earnings per share
    Net income available to common stockholders                $10,390              22,646             $0.46
Effect of dilutive securities
    Options                                                        ---                 546            (0.01)
                                                               -------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
         Plus assumed conversions                              $10,390              23,192             $0.45
                                                               =======              ======             =====

Options to purchase 268,756 shares of common stock at $26.00 to $26.39 per share were outstanding for the three months ended March 31, 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended March 31, 2002
                                                            Income              Shares        Per Share
                                                          (numerator)       (denominator)       Amount
Basic earnings per share                                  -----------       -------------       ------
    Net income available to common stockholders                 $8,765              20,815             $0.42
Effect of dilutive securities
    Options                                                        ---                 223            (0.01)
                                                               -------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
           Plus assumed conversions                             $8,765              21,038             $0.41
                                                                ======              ======             =====

Options to purchase 861,836 shares of common stock at $22.31 to $26.00 per share were outstanding for the three months ended March 31, 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

6. SEGMENT REPORTING

SFAS NO. 131, Segment Reporting, identifies operating segments as components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set for in SFAS No. 131 for its

National Penn Bank and Panasia (the Banks) operating segments to create a reportable operating segment as "Community Banking."

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

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Leasing Company, FirstService Insurance Agency, Inc., FirstService Capital Inc., National Penn Life Insurance Company, NPB Capital Trust II, and the Company.

The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                        Community Banking                     Other             Consolidated
                                        -----------------                     -----             ------------
(in thousands)
As of, and for the three months
  ended, March 31, 2003
Total Assets                                   $3,231,916                  $ 51,498               $3,283,414
Total Deposits                                  2,416,915                       ---                2,416,915
Net interest income (loss)                         31,659                   (2,533)                   29,126
Total noninterest income                            7,652                     2,406                   10,058
Total noninterest expense                          21,120                     2,175                   23,295
Net income (loss)                                $ 10,594                    $(204)                 $ 10,390

As of, and for the three months
  ended, March 31, 2002
Total Assets                                   $2,658,470                   $44,452               $2,702,722
Total Deposits                                  1,998,047                       ---                1,998,047
Net interest income (loss)                         27,084                     (302)                   26,782
Total noninterest income                            7,090                     2,055                    9,145
Total noninterest expense                          19,340                     1,667                   21,007
Net income (loss)                                $  8,721                    $   44                 $  8,765

7. STOCK BASED COMPENSATION

The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method of valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). These results are not indicative of results for the year ended December 31, 2003.

Three Months Ended March 31,
----------------------------
                                                                                        2003            2002
                                                                                        ----            ----
Net income, as reported                                                              $10,390          $8,765
Less: stock based compensation costs determined under fair value-
           Based method for all awards                                                 (212)           (140)
                                                                                     -------          ------
Net income, pro forma                                                                $10,178          $8,625
                                                                                     =======          ======

Earnings per share of common stock - basic                As reported                  0.46            0.42
                                                          Pro forma                    0.45            0.41

Earnings per share of common stock - diluted              As reported                  0.45            0.41
                                                          Pro forma                    0.44            0.41

The Company granted options during the quarter of 9,846 and 10,940 for 2003 and 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 2.90% and 3.85%; expected volatility of 25.0% and 35.1%; risk-free interest rates for each plan of 4.22% and 3.93% for 2003 and 5.50% and 3.93% for 2002; and expected lives of 8.50 years and 6.83 years for each plan in 2003 and
8.50 and 6.83 years for each plan in 2002.


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

         Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write-down the related goodwill to the proper carrying value. Through its annual analysis in 2002, the Company determined that no impairment write-offs were necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

                               FINANCIAL CONDITION
                               -------------------

         At March 31, 2003, total assets were $3.283 billion, an increase of $425.2 million or 14.9% from the $2.858 billion at December 31, 2002. This increase is primarily due to the addition of FirstService Bank on February 25, 2003, which had $367.1 million in assets. Loans and leases increased $220.9 million, of which $219.2 million is due to the addition of FirstService Bank. Investment securities increased $125.0 million, of which $105.0 million is due to the addition of FirstService.

         Total cash and cash equivalents decreased $1.4 million or 1.0% at March 31, 2003 when compared to December 31, 2002. The decrease is comprised of a decrease in federal funds sold of $22.7 million, which was partially offset by a increase in cash and due from banks of $20.0 million, of which $16.6 million is related to the addition of FirstService, and an increase in interest bearing deposits of $1.3 million.

         Net loans and leases, including loans held for sale increased to $2.064 billion at March 31, 2003. The increase of $220.9 million compared to December 31, 2002 was the primarily the result of the addition of $219.2 million in loans from FirstService. Loans continue to increase at a modest pace as a result of the overall slow economy and the lack of capital goods spending by the Company's business customers. Loans originated for immediate resale during the first three months of 2003 amounted to $21.5 million.










         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                                            March 31, 2003                   December 31, 2002
                                                            --------------                   -----------------
Nonaccrual loans                                                   $18,280                             $14,639
Loans past due 90 or more days


   as to interest or principal                                         435                                 987
                                                                    ------                             -------
   Total nonperforming loans                                        18,715                              15,626
Other real estate owned                                                450                                 318
-----------------------                                            -------                              ------
   Total nonperforming assets                                      $19,165                             $15,944
                                                                   =======                             =======

Total loans and leases                                          $2,110,563                          $1,885,574

Average total loans and leases                                  $1,969,999                          $1,857,174

Allowance for loan and lease losses                                $46,680                             $42,587

                                             For 3 months ending 3/31/2003      For 3 months ending 12/31/2002
                                             -----------------------------      ------------------------------
Net charge-offs                                                     $2,102                              $2,486

Net charge-offs to: (annualized)
   Total loans and leases                                             .40%                                .72%
   Average total loans and leases                                     .43%                                .73%
   Allowance for loan and lease losses                              18.01%                              31.98%

Nonperforming assets to:
    Total loans and leases                                            .91%                                .85%

Allowance for loan and lease losses to:
    Nonperforming assets                                            243.6%                              267.1%
    Total loans and leases                                           2.21%                               2.26%
    Average total loans and leases                                   2.37%                               2.29%

         The increase in nonperforming assets is due to a $3.6 million increase in nonaccrual loans, from $14.6 million at December 31, 2002 to $18.2 million at March 31, 2003. The increase in nonaccrual loans is due primarily to two factors: a reclassification of a group of manufactured housing loans and the acquisition of FirstService Bank, which brought an additional $926,000 in nonaccrual loans.

         The investment portfolio is primarily a secondary source of liquidity, but it also serves as a source of income. As such, the investment portfolio consists of shorter-term investments that provide current liquidity and longer-term investments that provide higher income. Over the past two years, the Company has worked to shorten the duration of the investment portfolio in response to lower interest rates and to help improve liquidity. Regardless of classification as to shorter-term or longer-term, the majority of the Company's investments are readily marketable securities held as available for sale, and the majority of the Company's investments qualify as collateral for deposit pledging needs.

         Investments increased $125.0 million or 17.0% to $858.7 million at March 31, 2003 compared to December 31, 2002. The increase is due primarily to the addition of FirstService with investments of $105.0 million. Investment purchases during the first quarter of 2003 were $83.9 million, primarily mortgage-backed securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $67.6 million.

         Other assets on the balance sheet increased to $227.7 million, an increase of $80.7 million from the $147.1 million at December 31, 2002. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to an increase in Goodwill and other intangibles of $54.0 million, of which approximately $54 million is attributable to the FirstService acquisition. In addition there was an increase in premises and equipment of $12.7 million, of which $11.8 million is related to FirstService. In addition, there was an increase in Bank owned life insurance of $7.0 million, of which $6.5 million is related to FirstService, and an increase in other assets of $2.4 million, primarily due to an increase in prepaid expenses.

         As the primary source of funds, aggregate deposits of $2.417 billion at March 31, 2003 increased $304.3 million or 14.4% compared to December 31, 2002. The increase in deposits during the first three months of 2003 was primarily in interest bearing deposits, which increased $242.8 million, while non- interest bearing deposits increased $61.4 million. Deposits increased primarily due to approximately $288.9 million in deposits acquired in the FirstService merger. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $547.6 million at March 31, 2003, and $496.9 million at December 31, 2002. The increase of $50.7 million is due primarily to an increase in securities sold under repurchase agreements and federal funds purchased of $55.1 million, of which $40.6 million is related to FirstService, and increase in long-term borrowings of $3.8 million that was partially offset by a decrease in short-term borrowings of $8.1 million. The decrease in short-term borrowings is the result of treasury tax and loan calls made from the Company's note option account through the Federal Reserve Bank.

         Shareholders' equity increased $66.7 million through March 31, 2003. This was due primarily to the issuance of 2,563,552 shares of common stock in conjunction with the acquisition of FirstService, which resulted in an increase of $63.2 million of shareholders' equity. Retained earnings increased $5.1 million due to first quarter 2003 net income, offset by dividends declared. Accumulated other comprehensive income increased $4.2 million due to an increase in market value of available for sale securities. Cash dividends paid during the first three months of 2003 increased $403,000 or 9.2% compared to the cash dividends paid during the first three months of 2002. Earnings retained during the first three months of 2003 were 54.1% compared to 50.2% during the first three months of 2002.

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended March 31, 2003 was $10.4 million, 18.5% more than the $8.8 million for the first quarter of 2002. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The results of operation of FirstService Bank are included from the date of its acquisition, February 25, 2003, through March 31, 2003.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income for the first quarter of 2003 was $29.1 million, which increased $2.3 million or 8.8% over the $26.8 million for the first quarter of 2002. Interest income for the first quarter of 2003 decreased $848,000 due to a decrease in loan income of $727,000 and a decrease in investment income of $292,000 that was partially offset by an increase in income on federal funds sold of $185,000. Interest expense for first quarter 2003 decreased $3.2 million due to a decrease in interest on deposits of $3.2 million and a decrease in interest on federal funds purchased, borrowed funds and securities sold under repurchase agreements of $34,000. The decreases in interest income and expense are primarily due to the lower interest rate environment during first quarter 2003 when compared to first quarter 2002. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The addition of net interest margin from FirstService was immaterial for first quarter 2003 because FirstService's margins were similar to those of the Company, and FirstService's net interest margin was included in the Company's results for only one month and three days during the quarter.

         During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include: the persisting weak economic conditions and market volatility, the continued concern that a slower economy will result in operating losses for the Company's commercial customers, the overall concerns of consumer confidence, including international concerns and the war in Iraq. Despite these concerns, the reduction in first quarter charge-offs allowed the Company to reduce its provision for loan and lease losses while maintaining the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The provision for loan and lease losses was $2.3 million for the three months ended March 31, 2003. The decrease in the provision reflects management's analysis of the loan portfolio and the continued monitoring and maintenance of the loan portfolio. The allowance for loan and lease losses of $46.7 million at March 31, 2003 and $42.6 million at December 31, 2002 as a percentage of total loans and leases was 2.21% at March 31, 2003 and 2.26% at December 31, 2002. The percentage of allowance for loan and lease losses to nonperforming loans was 243.6% as of March 31, 2003 as compared to 267.1% for December 31, 2002. The Company's net charge-offs of $2.1 million for the first three months of 2003 decreased $3.3 million compared to the $5.4 million at March 31, 2002.

         Other income increased $913,000 or 10.0% during the first quarter of 2003, as a result of increased mortgage banking income of $575,000, and increased service charges on deposit accounts of $382,000. This was partially offset by a decrease in bank owned life insurance income of $268,000 due to death benefit proceeds collected in 2002. There were no sales of investment securities during the first quarter of 2003 compared to a $250,000 net loss on sale on investment securities in the first quarter of 2002. Increased mortgage banking income is primarily due to increases in mortgage underwriting and application fees, mortgage documentation preparation and processing fees and mortgage points. Increased service charges on deposit accounts is due primarily to an increase in the collection of overdraft fees on a larger deposit base. Other expenses increased $2.3 million or 10.9% during the first quarter of 2003. Salaries, wages and benefits increased $1.5 million or 12.2%, net premises and equipment increased $609,000 or 20.1%, and other expenses increased $205,000 or 3.5%. Salaries, wages and benefits increased due to increased staff and benefit costs partially associated with the acquisition of FirstService and normal salary increases. The increase in net premises and equipment expense is also partially associated with the acquisition of FirstService, which included a community office network of seven offices. Other expenses increased primarily due to increased other outside service fees, including consulting and legal fees.

         Income before income taxes increased $2.6 million or 24.1% in the first quarter of 2003 compared to the same time period in 2002. Income taxes increased $1.0 million or 46.4% for the quarter ended March 31, 2003 due to higher income before income taxes. The Company's effective tax rate of 23.7% increased for the first quarter of 2003 compared to 20.1% for 2002. The increase in the effective rate for the first three months ended March 31, 2003 is due to the decrease in tax advantaged income as a percent of taxable income.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the past twelve to twenty-four months, the Company's liquidity has improved as people have removed money from the declining equity market. During this time, many customers have preferred the safety of FDIC-insured deposits compared to the declining equity market, despite historically low interest rates. This has allowed the Company to grow its core deposit base and significantly reduce reliance on non-core sources of funds.

         The Company's main liquidity concern is when the current environment reverses course - that is, the economy and consequently the equity markets strengthen and the Company suffers disintermediation back to the equity market. The Company is currently preparing for this potential disintermediation by working to build its share of customers' banking business (on the theory that even if some funds move back to the equity market, the Company will still retain a larger share than it had two years ago), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding, maintaining a more liquid investment portfolio, and continuing to develop its capability to securitize assets.

          Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings, increased $351.3 million from year-end 2002, $329.5 of which was attributable to the acquisition of FirstService. Long-term borrowings increased $3.8 million during the first three months of 2003, primarily due to the addition of FirstService's long-term borrowings, offset by repayments.

         The Company currently does not have any off-balance sheet special purpose entities.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2003:

                                                              Repricing Periods  (1)
                                                       ----------------------------------
                                                          Three Months         One Year
                                        Within Three      Through One        Through Five       Over
                                            Months              Year              Years          Five Years
                                       --------------------------------------------------------------------
                                                                       (In Thousands)

Assets
      Interest bearing deposits
         at banks                         $     3,904   $           - -  $           - -        $      - -
      Federal funds sold                       25,317               - -              - -               - -
      Investment securities                    76,614           199,167          358,802           224,144
      Loans (1)                               873,315           365,295          713,329           111,944




      Other assets                                - -               - -              - -           331,583
                                            ---------        ----------      -----------         ---------
                                              979,150           564,462        1,072,131           667,671
                                            ---------        ----------      -----------         ---------
Liabilities and equity
      Non-interest bearing deposits           415,299               - -             - -                - -
      Interest bearing deposits (2)           803,769           258,021         401,942            537,884
      Borrowed funds                          171,817            10,000          80,426            222,139
      Preferred securities                        - -               - -              - -            63,250
      Other liabilities                           - -               - -              - -            29,869
      Hedging instruments                      40,000          (20,000)         (20,000)              - -
      Shareholders' equity                        - -               - -              - -           288,998
                                            ---------        ----------      -----------         ---------
                                            1,430,885           248,021          462,368         1,142,140
                                            ---------        ----------      -----------         ---------
Interest sensitivity gap                    (451,735)           316,441          609,763         ( 474,469)
                                            ---------        ----------      -----------         ---------

Cumulative interest rate
        sensitivity gap                     ($451,735)       ($135,294)         $474,469       $     -  -
                                          ============       ==========        =========       ==========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 2003. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 50.0% of these deposits are considered repriceable within three months and 48.0% are considered repriceable in the over five years category.

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

         The Company's acquisition of FirstService during the first quarter of 2003 did not have an immediate material impact on the Company's current liquidity position. FirstService has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         The Company recently announced an agreement providing for its acquisition of HomeTowne Heritage Bank for approximately $37.6 million in cash. The cash to be paid to HomeTowne Heritage shareholders is expected to come primarily from the Company's previously announced sale of Panasia Bank, N.A. The Company has other sources of funding available, if necessary. Any further effect on the liquidity position of the Company is not expected to be material.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

         The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2003:

                                                                            One to     Four to       After
                                                              Less than   Three         Five           Five
(dollars in thousands)                             Total       One Year     Years      Years         Years
----------------------                             -----       --------     -----      -----         -----
Minimum annual rentals or noncancellable
     Operating leases                               $ 17,771     $ 3,188     $ 4,691     $ 2,407     $ 7,485
Remaining contractual maturities of time
     deposits                                        810,596     404,520     349,798      52,144       4,134
Loan commitments                                     682,618     459,415      56,387       6,235     160,581
Long-term borrowed funds                             173,467      17,957      55,000      25,426      75,084
Guaranteed preferred beneficial interests in
      Company's subordinated debentures               63,250         ---         ---         ---      63,250
Standby letters of credit                             43,707      33,500       9,696          75         436
                                                  ----------    --------     -------     -------    --------
Total                                             $1,791,409    $918,580    $475,572     $86,287    $310,970
                                                  ==========    ========    ========     =======    ========


         The Company had no capital leases at March 31, 2003.


                                CAPITAL ADEQUACY
                                ----------------

         The following table sets forth certain capital performance ratios:

                                                     Mar. 31,           Dec. 31,
                                                       2003               2002
                                                    ----------         --------
CAPITAL PERFORMANCE
Return on average assets (annualized)                   1.38%            1.30%
Return on average equity (annualized)                  16.90            17.40
Earnings retained                                      54.10            51.30



CAPITAL LEVELS

                                           Tier 1 Capital to   Tier 1 Capital to Risk-  Total Capital to Risk-
                                        Average Assets Ratio    Weighted Assets Ratio   Weighted Assets Ratio
                                     ------------------------------------------------------------------------




                                     Mar. 31,    Dec. 31,    Mar. 31,     Dec. 31,    Mar. 31,    Dec. 31,
                                       2003        2002        2003         2002        2003        2002
                                       ----        ----        ----         ----        ----        ----

The Company                              8.51%       8.66%       10.28%      11.81%      11.54%       13.08%
National Penn Bank                       7.49%       6.91%        8.96%       9.33%      10.22%       10.59%
Panasia Bank, N.A.                       5.88%       5.61%       10.72%      10.10%      11.97%       11.36%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

           The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2003, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company's acquisition of FirstService Bank during the first quarter of 2003 had the effect of lowering the Company's three regulatory capital ratios. As seen in the above table, these three ratios at March 31, 2003 still remain in excess of regulatory "well capitalized" levels. The Company does not expect a material impact on its future dividends. The dividend payout ratio is expected to remain in the historical 45% to 50% range.

         Regarding the Company's recent agreement to acquire HomeTowne Heritage Bank, taken in conjunction with the Company's pending sale of Panasia Bank, N.A., there is expected to be no further material change in the Company's three regulatory capital ratios. Because no additional shares of the Company's stock are to be issued in the HomeTowne Heritage Bank acquisition, there should not be a negative impact on the Company's dividend payout ratio.

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

                        ACQUISITION OF FIRSTSERVICE BANK
                        --------------------------------

         On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). This transaction was accounted for under the purchase method of accounting and the results of operations of the Company include FirstServices' results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54 million of goodwill and other intangibles. The Company believes that the FirstService Bank acquisition will be dilutive to the Company's earnings in 2003, but will be accretive to earnings in 2004.

                       PENDING SALE OF PANASIA BANK, N.A.
                       ----------------------------------

         On February 10, 2003, the Company, Panasia Bank, N.A., and Woori America Bank, a New York banking institution, entered into an agreement providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank. Subject to various closing conditions, including receipt of required regulatory approvals, the Company and Panasia anticipate that the transaction will close in third quarter 2003. No assurance can be given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

                 PENDING ACQUISITION OF HOMETOWNE HERITAGE BANK
                 ----------------------------------------------

         As previously reported, on April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an Agreement and Plan of Merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company.

         The Merger Agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million.

         The merger is subject to a number of conditions, including approval by the Office of the Comptroller of the Currency, the Pennsylvania Department of Banking, and the shareholders of HomeTowne Heritage Bank. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

         The foregoing description does no purport to be complete and is qualified in its entirety by reference to the Merger Agreement and related letter agreements. Additional information is provided in the Company's Report on Fort 8-K dated April 30, 2003, including copies of the Merger Agreement and the form of related letter agreement filed as exhibits to the 8-K Report.



                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

Off Balance Sheet Commitments
-----------------------------

         The Company adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform identified non-financial contractual obligations. The Company previously did not record an initial liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments on these letters of credit as of March 31, 2003 is $43.7 million and they expire through 2008. The amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for these loans. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

Variable Interest Entities
--------------------------

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held by the Company prior to the issuance of FIN 46 and the impact on the Company's financial condition or results of operations. The Company does not anticipate FIN 46 will have a material impact on the consolidated financial position or results of operations.

                                 FUTURE OUTLOOK
                                 --------------

         On March 26, 2003, the Company's Board of Directors declared a cash dividend of $.23 per share payable on May 17, 2003, to shareholders of record on April 30, 2003.

         On July 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan. No timetable has been set for these repurchases. As of March 31, 2003, 431,181 shares have been repurchased at an average price of $25.47.

         During second quarter 2003, the Company expects to convert approximately $40 million of 15 year mortgage loans currently held as available for sale to a government sponsored agency mortgage-backed security which will be transferred and held in the Company's investment portfolio. The primary purpose of this transaction is to improve the liquidity of the assets, as the security becomes immediately saleable on the bond market. The secondary purpose is to provide collateral for the Company's cash management program.

         In second quarter 2000, the Company ceased originating loans collateralized by manufactured housing. In April 2003, the Company sold substantially all its manufactured housing loan portfolio of $17.3 million, some of which were on non-accrual status. The future impact of this transaction is not expected to be material to the Company's overall performance.


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

         * Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the pending National Penn Bank/HomeTowne Heritage Bank merger, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

         * Pending or completed sales of businesses or assets, including the pending sale of Panasia, and the benefits anticipated in those transactions.

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

         * The Company may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

         * Expansion of the Company 's products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

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

         * Business development in newly entered geographic areas, including those entered by mergers and acquisitions, may be more difficult, and take longer, than expected.

         * Competitive pressures may increase significantly and have an adverse effect on the Company 's pricing, spending, third-party relationships and revenues.

         * Customers may substitute competitors' products and services for the Company 's products and services, due to price advantage, technological advantages, or otherwise.

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

         * Growth and profitability of the Company 's non-interest income or fee income may be less than expected.

         * General economic or business conditions, either nationally or in the regions in which the Company will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the Company 's loan portfolio and allowance for loan losses.

         * Expected synergies and cost savings from mergers and acquisitions, including reductions in interest and non-interest expense, may not be fully realized or realized as quickly as expected.

         * Revenues and loan growth following mergers and acquisitions, may be lower than expected.

         * Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions may be greater than expected.

         * Business opportunities and strategies potentially available to the Company after mergers and acquisitions may not be successfully or fully acted upon.

         * Costs, difficulties or delays related to the integration of businesses of acquired companies with the Company 's business may be greater or take longer than expected.

         * The Company 's pending sale of Panasia could fail to close due to lack of one or more required regulatory approvals or otherwise, resulting in the Company 's indefinite retention of the Panasia franchise and the need to fund the pending HomeTowne Heritage Bank merger from sources other than the redeployment of funds from the pending Panasia sale.

         * Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

         * Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect the Company 's costs and business.

         * Market volatility may continue in the securities markets, with an adverse effect on the Company 's securities and asset management activities.

         *        There may be unanticipated regulatory rulings or developments.

         * Changes in consumer spending and savings habits could adversely affect the Company 's business.

         * Negative publicity with respect to any of the Company's products or services, whether legally justified or not, could adversely affect the Company's reputation and business.

         * Various domestic or international military or terrorist activities or conflicts may have a negative impact on the Company 's business as well as the foregoing and other risks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report on Form 10-K filed with the SEC.

Item 4.  Controls and Procedures.

         The Company's chief executive officer and chief financial officer evaluated the Company's "disclosure controls and procedures" as of May 12, 2003. Disclosure controls and procedures are defined in SEC Rule 13a-14(c) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For the Company, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         Since the date of the most recent evaluation of the Company 's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect such internal controls

                           PART II - OTHER INFORMATION


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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

 Item 5.  Other Information.
 --------------------------

         Cash Dividend
         -------------

         On March 26, 2003, the Board of Directors of the Company declared a cash dividend of $.23 per share payable on May 17, 2003 to shareholders of record as of April 30, 2003.

         Pending Sale of Panasia Bank, N.A.
         ----------------------------------

         As previously reported, the Company and its subsidiary, Panasia Bank, N.A., entered into an Agreement on February 10, 2003 with Woori America Bank, a New York banking institution, providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank.

         On March 17, 2003, Woori America Bank and its affiliates filed applications with various Federal bank regulatory authorities and the Banking Department of the State of New York for regulatory approvals required for these transactions.

         Subject to various closing conditions, including receipt of required regulatory approvals, the Company and Panasia anticipate that the transactions will close in third quarter 2003. No assurance can be given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Agreement and related Guaranty Agreement. Additional information is provided in the Company 's Report on Form 8-K dated February 10, 2003, including copies of the Agreement and related Guaranty Agreement filed as exhibits to the 8-K Report.

         Effective March 31, 2003, Moon S. Yang resigned as Chairman of Panasia, and Wayne R. Weidner was appointed acting Chairman of Panasia. In addition, effective March 25, 2003, Sharon L. Weaver was appointed acting CEO of Panasia.




         Pending Acquisition of HomeTowne Heritage Bank
         ----------------------------------------------

         As previously reported, on April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an Agreement and Plan of Merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company.

         The Merger Agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million.

         The merger is subject to a number of conditions, including approval by the Office of the Comptroller of the Currency, the Pennsylvania Department of Banking, and the shareholders of HomeTowne Heritage Bank. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

         The foregoing description does no purport to be complete and is qualified in its entirety by reference to the Merger Agreement and related letter agreements. Additional information is provided in the Company's Report on Fort 8-K dated April 30, 2003, including copies of the Merger Agreement and the form of related letter agreement filed as exhibits to the 8-K Report.

         Election of National Penn Director
         ----------------------------------

         On April 23, 2003, the Company elected Fred D. Hafer to its board of directors, effective immediately. Mr. Hafer will serve as a Class II director with a term expiring at the 2004 annual meeting of shareholders. Mr. Hafer has served as a director of National Penn Bank since June 10, 2002. Mr. Hafer resides in Wyomissing, Berks County, Pennsylvania, and is the retired chairman of FirstEnergy Corporation, headquartered in Akron, Ohio.

         Wayne Weidner - Exercise of Stock Options
         -----------------------------------------

         On April 24, 2003, Wayne R. Weidner, Chairman, President and Chief Executive Officer of the Company, exercised stock options for 19,692 shares of Company common stock under a plan adopted in February 2003. Under the plan, Mr. Weidner also intends to exercise stock options for 19,692 Company shares each on July 24, 2003 and October 17, 2003. The plan was adopted in accordance with SEC Rule 10b5-1(c), and was approved by the Company's board of directors under its insider trading policy.

         Office and ATM Openings and Closings
         ------------------------------------

         During first quarter 2003, National Penn Bank began construction of a new community office at 3670 MacArthur Road, Whitehall Township, Lehigh County, Pennsylvania. The office is expected to open during third quarter 2003.

         In April 2003, National Penn Bank closed ten automated teller machines
(ATMs) in various supermarkets located in Berks, Bucks, Lebanon, Montgomery and Northampton Counties, Pennsylvania.

         On May 19, 2003, National Penn Bank expects to open a new community office at 1660 Cedar Crest Boulevard, Allentown, Lehigh County, Pennsylvania, and to close a supermarket office located nearby at 1500 Cedar Crest Boulevard.

         On June 27, 2003, National Penn Bank expects to consolidate its community offices located at 1537 North Broad Street, Lansdale and 356 York Road, Warminster, Bucks County, Pennsylvania, into its FirstService Bank Division community offices located in Lansdale at 139 South Broad Street and Warminster at 320 West Street Road.

         On July 21, 2003, National Penn Bank expects to close a community office located at 300 Welsh Road, Horsham, Montgomery County, Pennsylvania.

         On May 30, 2003, Panasia Bank, N.A. expects to close its loan office located at 172 Main Street, Fort Lee, New Jersey. Operations at this location were previously relocated to Panasia's community office in Fort Lee, New Jersey.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

    (a)     Exhibits.

    2.1      -    Agreement dated February 10, 2003, among National Penn
                  Bancshares, Inc., Panasia Bank, N.A., and Woori America Bank.
                  (Incorporated by reference to Exhibit 2.1 of National Penn's
                  Current Report on Form 8-K dated February 10, 2003.)

    2.2      -    Guaranty Agreement dated February 10, 2003, of Woori Bank in favor of National Penn Bancshares, Inc. and Panasia Bank, N.A.
                  (Incorporated by reference to Exhibit 2.2 of National Penn's
                  Current Report on Form 8-K dated February 10, 2003.)

    2.3      -    Agreement dated April 30, 2003 between National Penn
                  Bancshares, Inc., National Penn Bank and HomeTowne Heritage
                  Bank. (Incorporated by reference to Exhibit 2.1 of National
                  Penn's Current Report on Form 8-K dated April 30, 2003.)

    2.4      -    Form of Letter Agreement between HomeTowne Heritage Bank
                  directors and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 of National Penn's Current Report on
                  Form 8-K dated April 30, 2003.)

    10.1     -    Employment Agreement dated February 4, 2003, among National
                  Penn Bancshares, Inc., National Penn Bank and Wayne R.
                  Weidner. (Incorporated by reference to Exhibit 10.1 to National Penn's Current Report on Form 8-K dated February 4,
                  2003.)

    10.2     -    Employment Agreement dated as of September 24, 2002, between
                  National Penn Bank and John C. Spier. (Incorporated by reference to Exhibit 10.1 to National Penn's Pre-Effective
                  Amendment No. 1 to Registration Statement No. 333-101689 on
                  Form S-4, as filed on December 31, 2002.)

   99.1      -    Certification of Chairman, President and Chief Executive
                  Officer of National Penn Bancshares, Inc., filed pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed, pursuant to SEC Release No. 33-8212).

   99.2      -    Certification of Treasurer and Chief Financial Officer of
                  National Penn Bancshares, Inc., filed pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed, pursuant to SEC Release No. 33-8212).

    (b) Reports on Form 8-K. During the quarter ended March 31, 2003, National Penn filed the following Reports on Form 8-K:


         * Report dated December 18, 2002. The Report provided information under Item 5 on National Penn's amendment of its Pension Plan, Capital Accumulation (401(k)) Plan, and Directors' Fee Plan, and the execution of an employment agreement with Glenn E. Moyer, Executive Vice President of National Penn and President and Chief Operating Officer of National Penn Bank. The Report did not contain any financial statements.

         * Report dated February 4, 2003. The Report provided information under Item 5 on National Penn's pending acquisition of FirstService Bank and the execution of an employment agreement with Wayne R. Weidner, Chairman, President and Chief Executive Officer of National Penn. The Report did not contain any financial statements.

         * Report dated February 10, 2003. The Report provided information under Item 5 on National Penn's execution of an Agreement with Woori America Bank providing for the sale to Woori America Bank of Panasia Bank, N.A., a National Penn subsidiary, for $34.5 million in cash. The Report did not contain any financial statements.

         * Report dated February 25, 2003. The Report provided information under Item 5 on National Penn's completion of its acquisition of FirstService Bank, including the related appointment of two additional National Penn directors and one additional executive officer. The Report also provided under
                  Item 9 the press release issued by National Penn in connection with the completion of the FirstService Bank acquisition (which was filed as an exhibit under Item 7). The Report did not contain any financial statements.

         * Report dated February 28, 2003. The Report provided information under Item 9 on the filing by Wayne R. Weidner, National Penn's Chairman, President and Chief Executive Officer, and by Gary L. Rhoads, National Penn's Treasurer and Chief Financial Officer, of certifications with the Securities and Exchange Commission relating to the Annual Report on Form 10-K of National Penn for the year ended December 31, 2002. These certifications were filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Report did not contain any financial statements.

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

                                 NATIONAL PENN BANCSHARES, INC.
                                                   (Registrant)

Dated:   May 14, 2003                     By /s/ Wayne R. Weidner
                                             --------------------
                                              Wayne R. Weidner, President and
                                              Chief Executive Officer

Dated:   May 14, 2003                     By /s/ Gary L. Rhoads
                                            -------------------
                                              Gary L. Rhoads, Principal
                                              Financial Officer

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


Date: May 14, 2003                                    /s/ Wayne R. Weidner
                                                      --------------------
                                                      Wayne R. Weidner
                                                      Chairman, President and
                                                      Chief Executive Officer

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


Date: May 14, 2003                                 /s/ Gary L. Rhoads
                                                   -------------------------
                                                   Gary L. Rhoads
                                                   Treasurer and
                                                   Chief Financial Officer