Form 10-Q
period 2003-06-30
NATIONAL PENN BANCSHARES INC
filed 2003-08-14
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:                      June 30, 2003
                                ------------------------------------------------

OR

     [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from:                       to
                                 --------------------    -----------------------

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

                                 (610) 367-6001
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.) Yes  X       No        .
                                                    ------     -------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                         Outstanding at August 8, 2003
      -----                         ------------------------------

Common Stock (no stated par value) (No.) 23,058,065 Shares


                               Page 1 of 32 pages


TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                                 Page
-------------------------------                                                 ----

         Item 1.          Financial Statements..............................     3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.....    12

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk.......................................    28

         Item 4.          Controls and Procedures...........................    28

Part II - Other Information.
----------------------------

         Item 1.          Legal Proceedings.................................    29

         Item 2.          Changes in Securities.............................    29

         Item 3.          Defaults Upon Senior Securities...................    29

         Item 4.          Submission of Matters to a Vote of
                          Security Holders..................................    29

         Item 5.          Other Information ................................    29

         Item 6.          Exhibits and Reports on Form 8-K..................    31

Signatures..................................................................    32

Exhibits....................................................................    33





                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                            June 30
 (Dollars in thousands, except per share data)                                   2003                Dec. 31
                                                                              (Unaudited)             2002
                                                                            ----------------     ----------------
ASSETS
Cash and due from banks                                                            $133,517              $83,831
Interest bearing deposits in banks                                                    4,533                2,616
Federal funds sold                                                                        -               48,000
                                                                            ----------------     ----------------
    Total cash and cash equivalents                                                 138,050              134,447
Investment securities available for sale , at fair value                            931,914              733,774
Loans held for sale                                                                  63,633               52,992
Loans, less allowance for loan losses of $47,715 and
   $42,587 in 2003 and 2002 respectively                                          2,011,373            1,789,995
Premises and equipment, net                                                          43,440               30,589
Accrued interest receivable                                                          15,649               15,235
Bank owned life insurance                                                            66,476               58,360
Goodwill and other intangibles                                                       81,473               21,381
Unconsolidated investments under the equity method                                    2,818                2,702
Other assets                                                                         16,308               18,787
                                                                            ----------------     ----------------
    Total Assets                                                                 $3,371,134           $2,858,262
                                                                            ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                      $436,718             $353,853
Interest bearing deposits                                                         2,021,326            1,758,787
                                                                            ----------------     ----------------
    Total Deposits                                                                2,458,044            2,112,640
Securities sold under repurchase agreements
  and federal funds purchased                                                       338,832              253,325
Short-term borrowings                                                                 7,281               10,614
Long-term borrowings                                                                172,149              169,703
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                                63,250               63,250
Accrued interest payable and other liabilities                                       36,316               26,370
                                                                            ----------------     ----------------
    Total Liabilities                                                             3,075,872            2,635,902
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                              -                    -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2003 - 23,058,392; 2002 - 20,699,782; net of shares
    in Treasury: 2003 - 46,770; 2002 - 0                                            227,989              172,471
  Retained earnings                                                                  41,129               30,593
  Accumulated other comprehensive income                                             27,522               19,296
  Treasury stock at cost                                                             (1,378)                   -
                                                                            ----------------    -----------------
    Total Shareholders' Equity                                                      295,262              222,360
                                                                            ----------------    -----------------
    Total Liabilities and Shareholders' Equity                                   $3,371,134           $2,858,262
                                                                            ================    ================


The accompanying notes are an integral part of these financial statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                           Three Months Ended                        Six Months Ended
(Dollars in thousands, except per share data)                   June 30                                  June 30
                                                        ----------------------------------------------------------------------

                                                            2003              2002                 2003             2002
                                                        --------------   ----------------     ----------------  --------------
INTEREST INCOME
Loans and leases, including fees                              $34,741            $33,010              $67,631         $66,627
Investment securities
  Taxable                                                       6,049              6,972               12,229          13,620
  Tax-exempt                                                    3,371              3,155                6,703           6,311
Federal funds sold                                                 86                 55                  286              70
Deposits in banks                                                  15                 16                   31              46
                                                        --------------   ----------------     ----------------  --------------
    Total interest income                                      44,262             43,208               86,880          86,674
                                                        --------------   ----------------     ----------------  --------------
INTEREST EXPENSE
Deposits                                                        9,362             11,423               18,533          23,752
Securities sold under repurchase agreements and
  federal funds purchased                                         943              1,081                1,858           2,251
Short-term borrowings                                               9                 19                   17              54
Long-term borrowings                                            3,460              3,307                6,858           6,457
                                                        --------------   ----------------     ----------------  --------------
    Total interest expense                                     13,774             15,830               27,266          32,514
                                                        --------------   ----------------     ----------------  --------------
    Net interest income                                        30,488             27,378               59,614          54,160
Provision for loan and lease losses                             2,370              2,800                4,640           6,750
                                                        --------------   ----------------     ----------------  --------------
    Net interest income after provision
      for loan  and lease losses                               28,118             24,578               54,974          47,410
                                                        --------------   ----------------     ----------------  --------------
OTHER INCOME
Trust income                                                    1,354              1,420                2,653           2,738
Service charges on deposit accounts                             3,478              3,079                6,785           6,004
Bank owned life insurance income                                1,080                966                1,732           1,886
Other service charges and fees                                  3,935              2,930                7,195           6,190
Net (losses) on sale of investment securities                       -                  -                    -            (250)
Mortgage banking income                                         1,618              1,106                3,111           2,024
Equity in undistributed net earnings of affiliates                 68                 67                  115             121
                                                        --------------   ----------------     ----------------  --------------
    Total other income                                         11,533              9,568               21,591          18,713
                                                        --------------   ----------------     ----------------  --------------
OTHER EXPENSES
Salaries, wages and employee benefits                          14,626             11,659               28,181          23,740
Net premises and equipment                                      4,030              3,042                7,667           6,070
Advertising and marketing expenses                              1,097              1,111                1,788           1,653
Other operating                                                 5,984              6,695               11,396          12,051
                                                        --------------   ----------------     ----------------  --------------
    Total other expenses                                       25,737             22,507               49,032          43,514
                                                        --------------   ----------------     ----------------  --------------
    Income before income taxes                                 13,914             11,639               27,533          22,609
Income tax expense                                              3,151              2,601                6,380           4,806
                                                        --------------   ----------------     ----------------  --------------
    Net income                                                $10,763             $9,038              $21,153         $17,803
                                                        ==============   ================     ================  ==============


PER SHARE OF COMMON STOCK
Net income per share - basic                                    $0.47              $0.44                $0.93           $0.86
Net income per share - diluted                                   0.46               0.43                 0.91            0.84
Dividends paid in cash                                           0.23               0.21                 0.46            0.42


The accompanying notes are an integral part of these condensed financial statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30, 2003
  (Dollars in thousands)

                                                                                     Accumulated
                                             Common Stock                              other
                                     -------------------------------  Retained     conprehensive  Treasury             Comprehensive
                                      Shares            Value         earnings         income      stock         Total     income
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 2002             20,699,782      $ 172,471  $ 30,593        $ 19,296    $      -       222,360
  Net income                                      -              -    21,153               -           -        21,153     $ 21,153
  Cash dividends declared                         -              -   (10,617)              -           -       (10,617)
  Shares issued under stock-based
      plans                                     795             13         -               -           -            13
  Shares issued for acquisition
      of FirstService Bank                2,563,552         61,262         -               -       1,924        63,186
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                                   -              -         -           8,226           -         8,226        8,226
                                     -----------------------------------------------------------------------------------------------
Total comprehensive income                        -              -         -               -           -             -     $ 29,379
                                     -----------------------------------------------------------------------------------------------
 Effect of treasury
 stock transactions                        (205,737)        (5,757)        -               -      (3,302)       (9,059)
                                     -----------------------------------------------------------------------------------------------
Balance at June 30, 2003                 23,058,392      $ 227,989  $ 41,129        $ 27,522    $ (1,378)    $ 295,262



                                                                                                June 30, 2003
                                                                  ----------------------------------------------------------------
                                                                         Before                    Tax                   Net of
                                                                           tax                  (expense)                  tax
                                                                         amount                  benefit                 amount
                                                                  ----------------------------------------------------------------
Unrealized gains on securities
      Less: Unrealized holding gains
            arising during period                                          13,792                  (4,429)                  9,363
      Change in the fair value of
      cash flow hedges                                                     (1,137)                      -                  (1,137)
                                                                  ---------------------------------------------------------------
Other comprehensive income, net                                            12,655                  (4,429)                  8,226
                                                                  ===============================================================



SIX MONTHS ENDED JUNE 30, 2002
  (Dollars in thousands

                                                                                     Accumulated
                                             Common Stock                              other
                                     -------------------------------  Retained     conprehensive  Treasury             Comprehensive
                                      Shares            Value         earnings         income      stock         Total     income
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 2001            19,926,863      $ 166,138      $ 29,333       $ 3,119       $ (2,908)    195,682
  Net income                                     -              -        17,803             -              -      17,803     $ 8,765
  Cash dividends declared                        -              -        (8,708)            -              -      (8,708
  Shares issued under stock-based
       plans                                     -              -              -            -              -           -
  Other comprehensive income, net
      of reclassification
      adjustment and taxes                       -              -              -         8,605             -       8,605       8,605
Total comprehensive income                       -              -              -             -             -           -    $ 17,370
                                    ------------------------------------------------------------------------------------------------
 Effect of treasury
 stock transactions                        (91,197)        (1,887)                                    (2,668)     (4,555)
                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 2002                19,835,666      $ 164,251      $ 38,428      $ 11,724       $ (5,576)    208,827


                                                                                          June 30, 2002
                                                                  -------------------------------------------------------------
                                                                      Before                    Tax                   Net of
                                                                        tax                  (expense)                  tax
                                                                      amount                  benefit                 amount
                                                                  -------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains
  arising during period                                                 13,488                  (4,721)                  8,767
  Less: reclassification adjustment
        for losses realized in net income                                 (250)                     88                    (162)
                                                                  -------------------------------------------------------------
Other comprehensive income, net                                         13,238                  (4,633)                  8,605
                                                                  =============================================================





The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollars in thousands)                                                          Six Months Ended June 30,
                                                                                             2003               2002
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                                            $  21,153          $  17,803
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                                     4,640              6,750
    Depreciation and amortization                                                           2,851              2,323
    Deferred tax (benefit) expense                                                          1,787             (4,633)
    Amortization of premiums and discounts on investment
       securities, net                                                                       (136)             1,109
    Investment securities losses, net                                                           -                250
    Mortgage loans originated for resale                                                  (60,372)           (62,256)
    Sale of mortgage loans originated for resale                                           62,905             62,846
    Changes in assets and liabilities
      Decrease in accrued interest receivable                                                 872              1,525
      (Decrease) in accrued interest payable                                               (2,940)            (2,072)
      (Increase) decrease in other assets                                                  (2,985)             9,090
      Increase in other liabilities                                                         8,559              3,810
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          36,334             36,545
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
  Cash paid in excess of cash equivalents for business acquired                              (221)                 -
  Proceeds from sales of investment securities available for sale                             860              1,750
  Proceeds from maturities of investment securities available for sale                    136,106             54,361
  Purchase of investment securities available for sale                                   (222,339)          (150,324)
  Net (increase) decrease in loans                                                        (18,508)            22,057
  Purchases of premises and equipment                                                      (3,479)            (3,258)
  Purchase of bank-owned life insurance                                                    (1,620)            (1,085)
--------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (109,201)           (76,499)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
  Net increase in interest and non-interest
    bearing demand deposits and savings accounts                                          131,737             32,433
  Net (decrease) in certificates of deposit                                               (75,206)           (34,989)
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased                                   44,952            (12,006)
  Net (decrease)  increase in short-term borrowings                                        (3,333)               451
  Proceeds from new long-term borrowings                                                        -             70,000
  Repayments of long-term borrowings                                                       (2,555)           (12,635)
  Issuance of common stock under dividend
    reinvestment and stock option plans                                                        13                  -
  Effect of Treasury stock transactions                                                    (9,059)            (4,555)
  Cash dividends                                                                          (10,079)            (8,728)
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in ) financing activities                               76,470             29,971
--------------------------------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                                           3,603             (9,983)
Cash and cash equivalents at beginning of year                                            134,447            107,798
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                     $138,050            $97,815
==========================================================================================================================

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

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

On April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an agreement and plan of merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company. The merger agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million. The transaction will be accounted for in accordance with SFAS No. 141, Business Combinations, and, subject to various regulatory approvals and other closing conditions, is expected to close in fourth quarter 2003.

On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). Under the terms of the merger, 4,304,762 shares of FirstService stock were each converted into 0.5954 share of the Company's common stock plus $3.90, resulting in the issuance of 2,563,552 shares of the Company's common stock and payment of approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 643,169 shares of the Company's common stock, with an exercise price of either $6.69 or $13.38 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54.0 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $367.1 million, $219.2 million, and $288.9 million, respectively.

On February 10, 2003, the Company, Panasia Bank, N.A., and Woori America Bank, a New York banking institution, entered into an agreement providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank. All required regulatory approvals have been obtained. Subject to various other closing conditions, the Company and Panasia anticipate that the transaction will close in third quarter 2003. No assurance can be given that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

3. LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $21.2 million at June 30, 2003, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $4.1 million at June 30, 2003. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.

4. SHAREHOLDERS' EQUITY

On June 25, 2003 the Company's Board of Directors declared a cash dividend of $.23 per share payable on August 17, 2003, to shareholders of record on July 31, 2003.

On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend payable on December 27, 2002, to shareholders of record on December 6, 2002. All weighted average, share and per share information has been retroactively restated.

On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of June 30, 2003, 802,955 shares have been repurchased at an average price of $27.00 under the 2002 repurchase program.

5. EARNINGS PER SHARE

Three months ended June 30, 2003

                                                          Income              Shares               Per Share
                                                        (numerator)       (denominator)              Amount
                                                        -----------       -------------              ------
Basic earnings per share
    Net income available to common stockholders                $10,763              23,043             $0.47
Effect of dilutive securities
    Options                                                        ---                 578            (0.01)
                                                               -------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
         Plus assumed conversions                              $10,763              23,621             $0.46
                                                               =======              ======             =====

Year To Date June 30, 2003

                                                           Income              Shares               Per Share
                                                         (numerator)       (denominator)              Amount
Basic earnings per share                                 -----------       -------------              ------
    Net income available to common stockholders                $21,153              22,657             $0.93
Effect of dilutive securities
    Options                                                        ---                 557            (0.02)
                                                               -------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
         Plus assumed conversions                              $21,153              23,214             $0.91
                                                               =======              ======             =====


There were no stock options outstanding for the three and six months ended June 30, 2003 that were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


Three months ended June 30, 2002


                                                          Income              Shares               Per Share
                                                        (numerator)       (denominator)              Amount
                                                        -----------       -------------              ------
Basic earnings per share
    Net income available to common stockholders                 $9,038              20,824             $0.44
Effect of dilutive securities
    Options                                                        ---                 307            (0.01)
                                                                ------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
           Plus assumed conversions                             $9,038              21,131             $0.43
                                                                ======              ======             =====


Year To Date June 30, 2002

                                                          Income              Shares               Per Share
                                                        (numerator)       (denominator)              Amount
Basic earnings per share                                -----------       -------------              ------

    Net income available to common stockholders                $17,803              20,825             $0.86
Effect of dilutive securities
    Options                                                        ---                 266            (0.02)
                                                                ------              ------            ------
Diluted earnings per share
    Net income available to common stockholders
           Plus assumed conversions                            $17,803              21,091             $0.84
                                                               =======              ======             =====

Options to purchase 256,626 shares of common stock at $26.00 per share were outstanding for the three and six months ended June 30, 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

6. SEGMENT REPORTING

SFAS NO. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn Bank and Panasia (the Banks) operating segments to create a reportable operating segment as "Community Banking."

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:


                                        Community Banking                     Other             Consolidated
                                        -----------------                     -----             ------------


(in thousands)
As of, and for the six months
  Ended, June 30, 2003
Total Assets                                   $3,311,400                  $ 59,734               $3,371,134
Total Deposits                                  2,458,044                       ---                2,458,044
Net interest income (loss)                         65,006                   (5,392)                   59,614
Total noninterest income                           16,265                     5,326                   21,591
Total noninterest expense                          44,183                     4,849                   49,032
Net income (loss)                                $ 21,632                    $(479)                 $ 21,153

As of, and for the six months
  Ended, June 30, 2002
Total Assets                                   $2,741,359                   $44,240               $2,785,599
Total Deposits                                  2,074,239                       ---                2,074,239
Net interest income (loss)                         58,617                   (4,457)                   54,160
Total noninterest income                           14,623                     4,090                   18,713
Total noninterest expense                          38,230                     5,284                   43,514
Net income (loss)                               $  18,859                  $(1,056)                 $ 17,803

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

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). These results are not indicative of results for the year ended December 31, 2003.


                                                                                Three Months Ended June 30,

                                                                                      2003               2002
                                                                                      ----               ----
Net income, as reported                                                              $10,763          $9,038
Less: stock based compensation costs determined under fair value-
         based method for all awards                                                   (200)           (108)
                                                                                     -------          ------
Net income, pro forma                                                                $10,563          $8,930
                                                                                     =======          ======

Earnings per share of common stock - basic                As reported                   0.47            0.44
                                                          Pro forma                     0.47            0.43

Earnings per share of common stock - diluted              As reported                   0.46            0.43
                                                          Pro forma                     0.45            0.42


                                                                                Year to Date Ended June 30,

                                                                                      2003               2002
                                                                                      ----               ----
Net income, as reported                                                              $21,153         $17,803
Less: stock based compensation costs determined under fair value-
          based method for all awards                                                  (412)           (248)
                                                                                     -------         -------
Net income, pro forma                                                                $20,741         $17,555
                                                                                     =======         =======

Earnings per share of common stock - basic                As reported                   0.93            0.86
                                                          Pro forma                     0.92            0.84

Pro forma

Earnings per share of common stock - diluted              As reported                   0.91            0.84
                                                          Pro forma                     0.89            0.83
Pro forma

The Company granted options for 9,846 and 10,940 shares in the first six months of 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 2.90% and 3.85%; expected volatility of 25.0% and 35.1%; risk-free interest rates for each plan of 4.22% and 3.93% for 2003 and 5.50% and 3.93% for 2002; and expected lives of 8.50 years and 6.83 years for each plan in 2003 and 8.50 and 6.83 years for each plan in 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results. Current performance does not guarantee and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year end examination. In addition to historical information, this Form 10-Q contains forward-looking statements.

         Forward-looking statements in this document are subject to risks and uncertainty. Forward-looking statements include information concerning possible or assumed future results of operations by the Company. When we use words such as "believe", "expect", "anticipate", or similar expressions, we are making forward-looking statements. Additional information concerning forward-looking statements is contained later on within this discussion.

         The Company recorded a 19.1% increase in second quarter net income and an 18.8% net income increase in six months results compared to comparable periods in 2002. Diluted earnings per share for the three and six month periods of $0.46 and $0.91 increased 7.0% and 8.3%, respectively, compared to comparable periods in 2002. The large difference in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of common shares outstanding, principally resulting from the acquisition of FirstService Bank.

         For the six month period ended June 30, 2003, the annualized return on average shareholders' equity and annualized return on average assets were 15.9% and 1.34% compared to 17.7% and 1.31% for the comparable period in 2002.

         The Company's strategic plan provides for a highly profitable, independent financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, "client intimacy" and excellence in both retail and commercial lines of business. The acquisition of FirstService Bank in first quarter 2003, the pending sale of Panasia Bank, N.A. in third quarter 2003, and the pending acquisition of HomeTowne Heritage Bank in the fourth quarter 2003, represent strategic initiatives by the Company in furtherance of its focused goals.

         The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. During this low interest rate environment, the Company is considering strategic balance sheet opportunities that may include such things as restructuring long term, high rate borrowings in order to reduce future interest expense.


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

         The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write-down the related goodwill to the proper carrying value. Through its annual analysis as of June 30, 2003, the Company determined that no impairment write-offs were necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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


                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended June 30, 2003 was $10.8 million, 19.1% more than for the second quarter 2002. For the first six months, net income reached $21.2 million or 18.8% more than the $17.8 million reported for the first six months of 2002. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The results of operation of FirstService Bank are included from the date of its acquisition, February 25, 2003, through June 30, 2003.

         Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the second quarter of 2003 was $30.5 million, which increased $3.1 million or 11.4% over the $27.4 million for the second quarter of 2002. For six months ended June 30, 2003, net interest income improved $5.4 million or 10.1% over six months ended June 30, 2002. Interest income for the second quarter of 2003 increased $1.1 million due to an increase in loan income of $1.7 million and a decrease in investment and federal funds sold income of $677 thousand. Interest expense for second quarter 2003 decreased $2.1 million due to a decrease in interest on deposits of $2.1 million, with a slight change in interest paid on borrowed funds. The improvement in net interest income reflects that the Company was well positioned to benefit from the now three-year decline in interest rates. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The addition of interest income from FirstService contributed to the increase in net interest income for first half of 2003 compared to the same period in 2002.

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands).

         Net interest income, on a taxable equivalent basis, increased $5.8 million. This increase is due to a $6.9 million increase due to volume, attributable for the most part to the FirstService Bank acquisition, offset by a $1.0 million margin compression.


                                                        Six Months ended June 30, 2003 over 2002
                                                        -----------------------------------------------

                                                Volume                    Rate                    Total
                                                ------                    ----                    -----
Increase (decrease) in:
 Interest income:
    Interest bearing deposits in banks              $2                    ($17)                   ($15)
    Federal Funds sold                             253                     (37)                     216
    Investment Securities                        3,040                  (3,578)                   (538)
    Total Loans                                  7,704                  (6,780)                     924
                                               -------                ---------                   -----
    Total interest income                      $10,999                ($10,412)                   $ 587
                                               -------                ---------                   -----

Interest expense:
    Interest bearing deposits                   $3,139                $ (8,358)                $(5,219)
    Short-term borrowings                          488                    (918)                   (430)
    Long-term borrowings                           512                    (111)                     401
                                               -------                ---------                   -----
    Total interest expense                      $4,139                $ (9,387)                $(5,248)
Increase (decrease) in net interest
income                                         $ 6,860                $ (1,025)                 $ 5,835
                                               =======                =========                 =======


         Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 4.37% during this year's second quarter compared to 4.58% during the second quarter of 2002, and 4.52% during the first quarter of 2003. Six basis points of the decline in the net interest margin was attributable to the sale of approximately $17.3 million of manufactured housing loans, a line of business the Company has exited as discussed in the 10-Q for first quarter 2003. These loans involved high yield, high loss, and high overhead. The remainder of the margin decline is due to the extended decreased interest rate environment, in which interest bearing assets have begun to reprice and catch up to the lower costing interest-bearing liabilities that decreased at a faster rate in the earlier period of this low rate cycle.

         During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include: the persisting weak economic conditions and market volatility, the continued concern that a slower economy will result in operating losses for the Company's commercial customers, and the overall concerns of consumer confidence, including international concerns. Despite these concerns, the reduction in charge-offs for the first six months of 2003 compared to the same period in 2002 allowed the Company to reduce its provision for loan and lease losses while maintaining the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company's net charge-offs of $3.4 million for the first six months of 2003 decreased by $2.8 million compared to the $6.2 million in net charge-offs at June 30, 2002. The higher net chargeoffs in 2002 were driven by two large commercial real estate credits totalling $3.7 million. The provision for loan and lease losses was $2.4 million for the three months ended June 30, 2003, and $4.6 million for the six months ended June 30, 2003 -- a decrease of $430 thousand compared to the three months ended June 30, 2002 and $2.11 million compared to the six months ended June 30, 2002. The decrease in the provision reflects management's analysis of the loan portfolio and the continued monitoring and maintenance of the loan portfolio.

         Other income increased $2.0 million or 20.5% during the second quarter of 2003 compared to the same period in 2002, as a result of increased mortgage banking income of $512 thousand, increased service charges on deposit accounts of $399 thousand, and increased other service charges and fees of $1.0 million. The increase in other service charges and fees is due largely to the addition of FirstService Insurance, which contributed $679 thousand in second quarter 2003. Mortgage banking income was up $1.1 million and service charges on deposit accounts up $781 thousand for the first six months of 2003 compared to the first six months of 2002. FirstService Insurance contributed $1.1 million for the first six months of 2003. There were no sales of investment securities during the first six months of 2003 compared to a $250,000 net loss on the sale of investment securities in the first six months of 2002. Increased mortgage banking income is primarily due to increased mortgage refinance volume, resulting from the historically low interest rate environment. Mortgage banking income is vulnerable as interest rates rise and mortgage refinance volume contracts. Management is working to identify alternative strategies to replace the refinance volume. Increased service charges on deposit accounts is due primarily to an increase in the collection of fees on a larger deposit base, resulting from the FirstService acquisition.

         Other expenses increased $3.2 million or 14.4% during the second quarter of 2003. Salaries, wages and benefits increased $3.0 million or 25.4%, net premises and equipment increased $988 thousand or 32.5%, other operating expenses decreased $711 thousand or 10.6%, and advertising and marketing expenses decreased $14 thousand or 1.3%. Salaries, wages and benefits increased due to normal salary increases and the addition of 137 employees from the acquisition of FirstService. The increase in net premises and equipment expense is also partially associated with the acquisition of FirstService, which included a community office network of seven offices. Other operating expenses decreased because other operating expenses in the second quarter of 2002 included a writedown of a minority ownership interest in a non-banking, non-public financial services business. Year to date in 2003, salaries and benefits increased $4.4 million or 18.7%, net premises and equipment expense increased $1.6 million or 26.3%, marketing and advertising expense increased $135 thousand or 8.2% while other operating expenses decreased $655 thousand or 5.4%.

         Income before income taxes increased $2.3 million or 19.5% in the second quarter of 2003 compared to the same time period in 2002. Income taxes increased $550 thousand or 21.1% for the quarter ended June 30, 2003 due to higher income before income taxes. Income before income taxes increased $4.9 million or 21.8% in the first half of 2003 compared to the same time period in 2002. Income taxes increased $1.6 million or 32.8% for the half-year ended June 30, 2003 due to the higher income before income taxes. The Company's effective tax rate remained relatively stable at 22.6% for the second quarter of 2003 compared to 22.3% for 2002. The Company's effective tax rate also remained relatively stable at 23.2% for the first half of 2003 compared to 21.3% for 2002. The increase in the effective tax rate year to date in 2003 is due to the decrease in tax-free income relative to total income.

                               FINANCIAL CONDITION
                               -------------------

         At June 30, 2003, total assets were $3.371 billion, an increase of $512.9 million or 17.9% from the $2.858 billion at December 31, 2002. This increase is primarily due to the addition of FirstService Bank on February 25, 2003, which had $367.1 million in assets. Net loans and leases, including loans held for sale, which totaled $2.075 billion at June 30, 2003, increased $232.0 million. $219.2 million of the increase is due to the addition of FirstService Bank, offset by the sale of $17.3 million in manufactured housing loans and the securitization of $42.8 million in residential mortgages into a mortgage-backed security. The Company does not retain the servicing on loans sold. Adjusting for these transactions, core loan growth was 7.1% during the past year. Loans continue to increase at a modest pace as a result of the overall slow economy and the lack of capital goods spending by the Company's business customers. Loans originated for immediate resale during the first six months of 2003 amounted to $60.4 million.

         In second quarter 2000, the Company ceased originating loans collateralized by manufactured housing. In April 2003, the Company sold substantially all its manufactured housing loan portfolio of $17.3 million, some of which were on non-accrual status. The future impact of this transaction is not expected to be material to the Company's overall performance.

         Total cash and cash equivalents increased $3.6 million or 2.7% at June 30, 2003 when compared to December 31, 2002. The increase is comprised of cash and due from banks of $49.7 million, of which $16.6 million is related to the addition of FirstService, and an increase in interest bearing deposits of $1.9 million. This was partially offset by a decrease in federal funds sold of $48.0 million.

         Approximately sixty-two percent of the Company's gross revenue is derived from loans it makes to individuals and business owners throughout its market place. The Company's total loan portfolio, including loans held for sale, as of June 30, 2003 was $2.123 billion and consisted of three broad categories of loans:

     o Loans to individuals to finance the purchase of personal assets or activities was $248.0 million or 11.7% of total loans

     o Residential mortgage loans for the purchase or financing of an individual's private residence was $214.0 million or 10.1% of total loans

     o Commercial loans of $1.661 billion or 78.2% of the total portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

         Loans to individuals consisted primarily of loans with fixed terms and lines of credit secured by liens on the individual's residence. The principal risk associated with these credits is the overall creditworthiness of the individual borrower. Changes in an individual's employment or life circumstances can have an effect on the repayment of these assets.

         Residential mortgage loans are extended to individuals for the purchase or financing of their residence. These loans are secured by a first lien title insured mortgage on their home. Again, the primary risk in these credits is the financial soundness of the individual borrower.

         Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, commercial real estate investors, and land developers. The commercial portfolio does have a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $288.0 million, which is 17.3% of the commercial portfolio and 13.6% of the total portfolio.

         There are numerous risks associated with commercial loans that could impact the borrower's ability to repay on a timely basis. They include but are not limited to: the owner's business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity.

         The Company attempts to mitigate these risks by making an analysis of the borrower's business and industry history, its financial position, as well as that of the business owner. The Company will also require the borrower to provide financial information on the operation of the business periodically over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

         All of the aforementioned loan types can be made on a floating or fixed rate basis, either of which can pose an interest risk to the Company as financial markets change. Interest rate risk is discussed in further detail in the Liquidity and Interest Rate Sensitivity section of this report.

         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):


                                                             June 30, 2003                   December 31, 2002
                                                             -------------                   -----------------

Nonaccrual loans                                                   $21,152                             $14,639
Loans past due 90 or more days
   as to interest or principal                                         813                                 987
                                                                   -------                              ------
   Total nonperforming loans                                        21,965                              15,626
Other real estate owned                                                771                                 318
                                                                   -------                              ------
   Total nonperforming assets                                      $22,736                             $15,944
                                                                   =======                             =======

Total loans and leases, including loans
held for sale                                                   $2,122,721                          $1,885,574

Average total loans and leases                                  $2,043,742                          $1,857,174

Allowance for loan and lease losses                                $47,715                             $42,587

                                              For 6 months ended 6/30/2003        For 6 months ended 6/30/2002
                                              ----------------------------        ----------------------------
Net charge-offs                                                     $3,437                              $6,237

Net charge-offs to: (annualized)
   Total loans and leases                                             .32%                                .68%
   Average total loans and leases                                     .34%                                .69%
   Allowance for loan and lease losses                               14.4%                               29.2%

Nonperforming assets to:
    Total loans and leases                                          1.07 %                               1.49%

Allowance for loan and lease losses to:
    Nonperforming assets                                            209.9%                              156.4%
    Total loans and leases                                           2.25%                               2.34%
    Average total loans and leases                                   2.33%                               2.35%


         The increase in nonperforming assets is due to a $6.5 million increase in nonaccrual loans, from $14.6 million at December 31, 2002 to $21.2 million at June 30, 2003. The increase in nonaccrual loans is due primarily to the negative effects of the weak economy on our commercial and industrial borrowers, especially the manufacturing segment, as well as the reclassification of a FirstService Bank credit of $1.1 million. It is not the result of any large credits, but made up of numerous credits identified in the watch loan process. Commercial real estate and commercial and industrial loans account for 76.7% of the total nonaccrual loans.

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

         Investments increased $198.1 million or 27.0% to $931.9 million at June 30, 2003 compared to December 31, 2002. The increase is due primarily to the addition of FirstService with investments of

$105.0 million and the securitization of $42.8 in residential mortgages into a mortgage-backed security, servicing released. The primary purpose of the securitization was to improve the liquidity of the assets, as the security becomes immediately saleable on the bond market. The secondary purpose is to provide collateral for the Company's cash management program. Investment purchases during the first six months of 2003 were $222.3 million, primarily mortgage-backed securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $136.1 million.

         Other assets on the balance sheet increased to $226.1 million, an increase of $79.1 million from the $147.1 million at December 31, 2002. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to an increase in goodwill and other intangibles attributable to the FirstService acquisition. In addition there was an increase in premises and equipment of $12.9 million, of which $11.8 million is related to FirstService. There was an increase in bank owned life insurance of $8.1 million, of which $6.5 million is related to FirstService. The decrease in other assets of $2.4 million is the result of a decrease in the deferred tax asset of $4.1 million, offset by an increase in prepaid expenses of $1.7 million.



         As the primary source of funds, aggregate deposits of $2.458 billion at June 30, 2003 increased $345.4 million or 16.3% compared to December 31, 2002. The increase in deposits during the first six months of 2003 was primarily in interest bearing deposits, which increased $262.5 million, while non- interest bearing deposits increased $82.9 million. Deposits increased primarily due to approximately $288.9 million in deposits acquired in the FirstService merger, of which $57.9 million were non-interestbearing and $231 million were interest bearing. In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $581.5 million at June 30, 2003, and $496.9 million at December 31, 2002. The increase of $84.6 million is due primarily to an increase in securities sold under repurchase agreements and federal funds purchased of $85.5 million, of which $40.6 million is related to FirstService, and increase in long-term borrowings of $2.4 million that was partially offset by a decrease in short-term borrowings of $3.3 million. The decrease in short-term borrowings is the result of treasury tax and loan calls made from the Company's note option account through the Federal Reserve Bank.

         Shareholders' equity increased $72.9 million through June 30, 2003. This was due primarily to the issuance of 2,563,552 shares of common stock in conjunction with the acquisition of FirstService, which resulted in an increase of $63.2 million of shareholders' equity. Retained earnings increased $10.5 million due to first and second quarter 2003 net income, offset by dividends declared. Accumulated other comprehensive income increased $8.2 million due to an increase in market value of available for sale securities and adjustments to the fair value of cash flow hedges. Cash dividends paid during the first six months of 2003 increased $1.35 million or 15.5% to $10.1 million compared to the cash dividends paid during the first six months of 2002. Earnings retained during the first six months of 2003 were 52.4% compared to 51.0% during the first six months of 2002.

                   REGULATORY/COMPLIANCE AND INTERNAL CONTROL
                   ------------------------------------------

         Management has anticipated changes in regulations and compliance and is in the process of enhancing documentation of internal controls in preparation for the additional corporate governance requirements of the Sarbanes-Oxley Act that become effective in 2004 as well as other new regulations. Management has an effective means of monitoring existing and new regulatory developments. The increased reporting and documentation requirements will likely result in increased operating costs.

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









                            Intentionally left blank
                            ------------------------

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2003:

                                                              Repricing Periods  (1)
                                                -----------------------------------------------
                                                          Three Months         One Year
                                        Within Three      Through One         Through Five         Over
                                            Months              Year             Years          Five Years
                                            --------------------------------------------------------------
                                                                   (In Thousands)

Assets
      Interest bearing deposits
         at banks                         $     4,533   $           - -  $           - -        $      - -
      Investment securities                   144,829           187,349          378,125           221,611
      Loans (1)                               876,858           337,102          744,119           116,927
      Other assets                                - -               - -              - -           359,681
                                          -----------        ----------      -----------         ---------
                                            1,026,220           524,451        1,122,244           698,219
                                          -----------        ----------      -----------         ---------
Liabilities and equity
      Non-interest bearing deposits           436,718               - -             - -                - -
      Interest bearing deposits (2)           808,607           230,960         402,340            579,419
      Borrowed funds                          200,645            10,000          75,421            232,196
      Preferred securities                        - -               - -              - -            63,250
      Other liabilities                           - -               - -              - -            36,316
      Hedging instruments                           0               - -                0               - -
      Shareholders' equity                        - -               - -              - -           295,262
                                          -----------        ----------      -----------         ---------
                                            1,445,970           240,960          477,761         1,206,443
                                          -----------        ----------      -----------         ---------
Interest sensitivity gap                    (419,750)          283,491           644,483          (508,224)
                                          -----------        ----------      -----------         ---------

Cumulative interest rate
        sensitivity gap                    ($419,750)        ($136,259)         $508,224         $     - -
                                          ===========        ==========        =========         =========

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 2003. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 50.0% of these deposits are considered repriceable within three months and 50.0% are considered repriceable in the over five years category.

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

         The Company recently announced an agreement providing for its acquisition of HomeTowne Heritage Bank for approximately $37.6 million in cash. The cash to be paid to HomeTowne Heritage shareholders is expected to come primarily from the Company's pending sale of Panasia Bank, N.A. The Company has other sources of funding available, if necessary. Any further effect on the liquidity position of the Company is not expected to be material.

         The Company currently does not have any off-balance sheet special purpose entities.


                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

         The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2003:


                                                                                      One to          Four to
                                                                   Less than           Three           Five            After Five
(dollars in thousands)                                Total         One Year           Years           Years             Years
                                                      -----         --------           -----           -----             -----
Minimum annual rentals or noncancellable               $ 17,339         $ 3,097        $ 4,390        $ 2,401           $ 7,451
     Operating leases
Remaining contractual maturities of time
     deposits                                           785,246         378,718        338,992         63,149             4,387
Loan commitments                                        679,208         459,370         40,739         11,516           167,583
Long-term borrowed funds                                172,149          29,145         37,500         25,421            80,083
Guaranteed preferred beneficial interests in
      Company's subordinated debentures                  63,250             ---            ---            ---            63,250
Standby letters of credit                                42,330          40,263          1,874             75               118
                                                     ----------        --------       --------       --------          --------
Total                                                $1,759,522        $910,593       $423,495       $102,562          $322,872
                                                     ----------        --------       --------       --------          --------


         The Company had no capital leases at June 30, 2003.

                                       21


CAPITAL LEVELS


                                       Tier 1 Capital to      Tier 1 Capital to Risk-  Total Capital to Risk-
                                      Average Assets Ratio    Weighted Assets Ratio    Weighted Assets Ratio
                                   ------------------------------------------------------------------------
                                       Jun. 30,    Dec. 31,    Jun. 30,     Dec. 31,    Jun. 30,    Dec. 31,
                                         2003        2002        2003         2002        2003        2002
                                         ----        ----        ----         ----        ----        ----

The Company                              7.81%       8.66%       10.28%      11.81%      11.54%       13.08%
National Penn Bank                       6.87%       6.91%        8.91%       9.33%      10.17%       10.59%
Panasia Bank, N.A.                       6.20%       5.61%       11.13%      10.10%      12.38%       11.36%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)

         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2003, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company's acquisition of FirstService Bank during the first quarter of 2003 had the effect of lowering the Company's three regulatory capital ratios. As seen in the above table, these three ratios at June 30, 2003 still remain in excess of regulatory "well capitalized" levels. The Company does not expect a material impact on its future dividends. The dividend payout ratio is expected to remain in the historical 45% to 50% range.

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

                        ACQUISITION OF FIRSTSERVICE BANK
                        --------------------------------

         On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). This transaction was accounted for under the purchase method of accounting and the results of operations of the Company include FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54 million of goodwill and other intangibles. The Company believes that the FirstService Bank acquisition will be dilutive to the Company's earnings in 2003, but will be accretive to earnings in 2004.

                       PENDING SALE OF PANASIA BANK, N.A.
                       ----------------------------------

         On February 10, 2003, the Company, Panasia Bank, N.A., and Woori America Bank, a New York banking institution, entered into an agreement providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank. All required regulatory approvals have been obtained. Subject to various other closing conditions, the Company and Panasia anticipate that the transaction will close in third quarter 2003. No assurance can be given that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.


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

         The foregoing description does no purport to be complete and is qualified in its entirety by reference to the Merger Agreement and related letter agreements. Additional information is provided in the Company's Report on Form 8-K dated April 30, 2003, including copies of the Merger Agreement and the form of related letter agreement filed as exhibits to the 8-K Report.


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

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments on these letters of credit as of June 30, 2003 is $42.3 million and they expire through 2008. The amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for these loans. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

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

         The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held by the Company prior to the issuance of FIN 46 and the impact on the Company's financial condition or results of operations. The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46. NPB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. NPB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by NPB Capital Trust II on the mandatorily redeemable preferred stock. NPB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. Management believes that NPB Capital Trust II should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities such as NPB Capital Trust II become available, management will reevaluate its conclusion that NPB Capital Trust II should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.


Amendment to SFAS 133 on Derivative Instruments and Hedging Activities
----------------------------------------------------------------------

         The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management is currently evaluating the provisions of SFAS no. 149, however, the

Company does not anticipate the adoption of SFAS No. 149 will have a material impact on the Company's financial position or results of operations.


Financial Instruments with Characteristics of Both Liabilities and Equity
-------------------------------------------------------------------------

         The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No.
150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 will have a material impact on the Company's financial position or results of operations.

                                 FUTURE OUTLOOK
                                 --------------

         On June 25, 2003, the Company's Board of Directors declared a cash dividend of $.23 per share payable on August 17, 2003, to shareholders of record on July 31, 2003.

         On July 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan. No timetable has been set for these repurchases. As of June 30, 2003, 802,955 shares have been repurchased at an average price of $27.00.

         The Company is considering strategic balance sheet opportunities that may include such things as restructuring long term, high rate borrowings in order to reduce future interest expense.

         The Company's market area, while diverse, is subject to many of the same weakened economic forces being experienced regionally and nationally:

     o The continuing softness in the general economy will likely generate only modest loan growth in 2003, possibly in the range of three to eight percent.

     o In second quarter 2003, net charge-offs improved significantly over those in first quarter 2003. The

         The Company, like many of its peers, continues to be concerned about current and near term economic conditions and their continued negative effect on its loan volume as well as its overall credit quality.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report on Form 10-K filed with the SEC.

Item 4.  Controls and Procedures.
--------------------------------

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of June 30, 2003. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

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

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         The 2003 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 22, 2003. Notice of the meeting was mailed to shareholders of record on or about March 24, 2003, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The annual meeting was held to elect four Class I directors to hold office for three years from the date of election and until their successors are elected and qualified.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:


                                                                 Abstentions and
         Nominee                        For        Withheld      Broker Nonvotes
         -------                        ---        --------      ---------------

         John H. Body               17,160,268       71,066            -0-

         J. Ralph Borneman, Jr.     17,153,288       78,046            -0-

         Glenn E. Moyer             17,175,922       55,412            -0-

         Robert E. Rigg             17,163,639       67,695            -0-



Item 5.  Other Information.
--------------------------

         Cash Dividend
         -------------

         On June 25, 2003, the Board of Directors of National Penn declared a cash dividend of $.23 per share payable on August 17, 2003 to shareholders of record as of July 31, 2003.

         Pending Sale of Panasia Bank, N.A.
         ----------------------------------

         As previously reported, National Penn Bancshares, Inc. and its subsidiary, Panasia Bank, N.A., entered into an Agreement on February 10, 2003 with Woori America Bank, a New York banking institution, providing for, among other things, the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank.

         All required regulatory approvals have been obtained. Subject to various other closing conditions, National Penn and Panasia anticipate that the transactions will close in third quarter 2003. No assurance can be given that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Agreement and related Guaranty Agreement. Additional information is provided in National Penn's Report on Form 8-K dated February 10, 2003, including copies of the Agreement and related Guaranty Agreement filed as exhibits to the 8-K Report.

         Pending Acquisition of HomeTowne Heritage Bank
         ----------------------------------------------

         As previously reported, on April 30, 2003, National Penn and its principal banking subsidiary, National Penn Bank, entered into an Agreement and Plan of Merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank with National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of National Penn.

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

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement and related letter agreements. Additional information is provided in National Penn's Report on Form 8-K dated April 30, 2003, including copies of the Merger Agreement and the form of related letter agreement filed as exhibits to the 8-K Report.

         Wayne Weidner - Exercise of Stock Options
         -----------------------------------------

         On July 24, 2003, Wayne R. Weidner, Chairman, President and Chief Executive Officer of National Penn, exercised stock options for 19,692 shares of National Penn common stock under a plan adopted in February 2003. Under the plan, Mr. Weidner also intends to exercise stock options for 19,692 National Penn shares on October 17, 2003. The plan was adopted in accordance with SEC Rule 10b5-1(c), and was approved by National Penn's board of directors under its insider trading policy.

         Office and ATM Openings and Closings
         ------------------------------------

         In April 2003, National Penn Bank closed ten automated teller machines
(ATMs) in various supermarkets located in Berks, Bucks, Lebanon, Montgomery and Northampton Counties, Pennsylvania.

         On May 19, 2003, National Penn Bank opened a new community office at 1660 Cedar Crest Boulevard, Allentown, Lehigh County, Pennsylvania, and closed a supermarket office located nearby at 1500 Cedar Crest Boulevard.

         On June 27, 2003, National Penn Bank consolidated its community offices located at 1537 North Broad Street, Lansdale and 356 York Road, Warminster, Bucks County, Pennsylvania, into its FirstService Bank Division community offices located in Lansdale at 139 South Broad Street and Warminster at 320 West Street Road.

         On July 31, 2003, National Penn Bank closed a community office located at 300 Welsh Road, Horsham, Montgomery County, Pennsylvania.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits.

       2.1  -   Agreement dated April 30, 2003 between National Penn Bancshares,
                Inc., National Penn Bank and HomeTowne Heritage Bank.
                (Incorporated by reference to Exhibit 2.1 of National Penn's
                Current Report on Form 8-K dated April 30, 2003.)

       2.2  -   Form of Letter Agreement between HomeTowne Heritage Bank
                directors and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 of National Penn's Current Report on
                Form 8-K dated April 30, 2003.)

       10.1 - Amendment No. 4 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1,
                1997).

       31.1 - Certification of Chairman, President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 - Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 - Certification of Chairman, President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.)

       32.2 - Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.).

     (b) Reports on Form 8-K. During the quarter ended June 30, 2003, National Penn filed the following Reports on Form 8-K:

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

     * Report dated April 15, 2003. The Report provided information under Items 9 and 12 on National Penn's earnings for first quarter 2003. The Report did not contain any financial statements.

     *    Report dated April 30, 2003. The Report provided information under
          Item 5 on the execution by National Penn and National Penn's principal subsidiary, National Penn Bank, of an Agreement and Plan of Merger providing for the merger of HomeTowne Heritage Bank, a Pennsylvania state bank headquartered in Lancaster County, Pennsylvania, with National Penn Bank. The Report did not contain any financial statements.

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

                                     NATIONAL PENN BANCSHARES, INC.
                                                 (Registrant)

Dated:  August 14, 2003                          By /s/ Wayne R. Weidner
                                                    ----------------------------
                                                     Wayne R. Weidner, President
                                                     and Chief Executive Officer

Dated:  August 14, 2003                          By /s/ Gary L. Rhoads
                                                   -----------------------------
                                                     Gary L. Rhoads, Principal
                                                     Financial Officer