Form 10-Q
period 2003-09-30
NATIONAL PENN BANCSHARES INC
filed 2003-11-10
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 2003
                                      ------------------

OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to
                              --------------------     -----------------------

Commission file number: 0-22537-01
                        ----------

                         NATIONAL PENN BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Pennsylvania                           23-2215075
          ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)


          Philadelphia and Reading Avenues, Boyertown, PA        19512
          -----------------------------------------------       --------
          (Address of principal executive offices)             (Zip Code)

                                 (610) 367-6001
                                ----------------
              (Registrant's telephone number, including area code)

                                       N/A
                  ---------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                -----

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No .
                                                -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at November 7, 2003
     -----                      ------------------------------------------------
     Common Stock                         (No.)  24,223,107 Shares
(no stated par value)

                               Page 1 of 39 pages


TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                                 Page
------------------------------                                                  ----

         Item 1.          Financial Statements                                    3

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation           12

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk                                            30

         Item 4.          Controls and Procedures                                30

Part II - Other Information.
----------------------------

         Item 1.          Legal Proceedings                                      32

         Item 2.          Changes in Securities                                  32

         Item 3.          Defaults Upon Senior Securities                        32

         Item 4.          Submission of Matters to a Vote of
                          Security Holders                                       32

         Item 5.          Other Information                                      32

         Item 6.          Exhibits and Reports on Form 8-K                       33

Signatures                                                                       35

Exhibits                                                                         36



                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                     Sept. 30,
 (Dollars in thousands, except per share data)                                             2003                Dec. 31,
                                                                                        (Unaudited)              2002
                                                                                      ----------------      ---------------
ASSETS
Cash and due from banks                                                                       $98,571              $73,518
Interest bearing deposits in banks                                                              3,904                2,606
Federal funds sold                                                                             11,200               48,000
                                                                                      ----------------      ---------------
    Total cash and cash equivalents                                                           113,675              124,124
Investment securities available for sale, at fair value                                       854,592              650,930
Loans  and leases held for sale                                                                88,927               52,992
Loans and leases, less allowance for loan and lease losses
  of $45,990 and $40,578 in 2003 and 2002 respectively                                      1,999,006            1,691,837
Premises and equipment, net                                                                    42,183               28,448
Accrued interest receivable                                                                    13,193               13,944
Bank owned life insurance                                                                      66,053               58,360
Goodwill and other intangibles                                                                 68,754                8,947
Unconsolidated investments under the equity method                                              2,899                2,702
Assets from discontinued operations                                                                 -              207,275
Other assets                                                                                   19,938               18,703
                                                                                      ----------------      ---------------
    Total Assets                                                                            3,269,220            2,858,262
                                                                                      ================      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                                $372,557             $296,247
Interest bearing deposits                                                                   2,011,981            1,629,717
                                                                                      ----------------      ---------------
    Total Deposits                                                                          2,384,538            1,925,964
Securities sold under repurchase agreements
  and federal funds purchased                                                                 321,977              252,096
Short-term borrowings                                                                          10,045               10,614
Long-term borrowings                                                                          163,332              169,703
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                                           63,250               63,250
Liabilities from discontinued operations                                                            -              190,684
Accrued interest payable and other liabilities                                                 31,203               23,591
                                                                                      ----------------      ---------------
    Total Liabilities                                                                       2,974,345            2,635,902
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                                        -                    -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2003 - 24,222,377; 2002 - 20,699,782; net of shares
    in Treasury: 2003 - 36,536; 2002 - 0                                                      258,391              172,471
  Retained earnings                                                                            20,387               30,593
  Accumulated other comprehensive income                                                       17,186               19,296
  Treasury stock at cost                                                                       (1,089)                   -
                                                                                      ----------------      ---------------
    Total Shareholders' Equity                                                                294,875              222,360
                                                                                      ----------------      ---------------
    Total Liabilities and Shareholders' Equity                                             $3,269,220           $2,858,262
                                                                                      ================      ===============


The accompanying notes are an integral part of these condensed financial statements.



NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                     Three Months Ended                     Nine Months Ended
(Dollars in thousands, except per share data)                           September 30,                          September 30,
                                                             ----------------------------------------------------------------------
                                                                 2003             2002                  2003             2002
                                                             --------------  ----------------      ---------------   --------------
INTEREST INCOME
Loans and leases, including fees                                   $32,471           $31,120              $96,619          $94,542
Investment securities
  Taxable                                                            5,243             6,224               16,094           18,451
  Tax-exempt                                                         3,247             3,067                9,802            9,214
Federal funds sold                                                     173               399                  459              469
Deposits in banks                                                       15                17                   46               63
                                                             --------------  ----------------      ---------------   --------------
    Total interest income                                           41,149            40,827              123,020          122,739
                                                             --------------  ----------------      ---------------   --------------
INTEREST EXPENSE
Deposits                                                             8,186            10,414               25,571           32,913
Securities sold under repurchase agreements and
  federal funds purchased                                              931             1,174                2,818            3,532
Short-term borrowings                                                   13                29                   30               83
Long-term borrowings                                                 3,458             3,985               10,316           10,442
                                                             --------------  ----------------      ---------------   --------------
    Total interest expense                                          12,588            15,602               38,735           46,970
                                                             --------------  ----------------      ---------------   --------------
    Net interest income                                             28,561            25,225               84,285           75,769
Provision for loan and lease losses                                  2,286             4,410                6,896           10,860
                                                             --------------  ----------------      ---------------   --------------
    Net interest income after provision
      for loan and lease losses                                     26,275            20,815               77,389           64,909
                                                             --------------  ----------------      ---------------   --------------
OTHER INCOME
Trust income                                                         1,314             1,298                3,967            4,036
Service charges on deposit accounts                                  3,141             2,768                8,850            7,916
Bank owned life insurance income                                       716               913                2,448            2,799
Other service charges and fees                                       2,221             2,520                8,135            8,116
Net gains (loses) on sale of investment securities                    (369)              367                 (369)             117
Mortgage banking income                                              1,246             1,541                4,239            3,474
Insurance commissions and fees                                       1,430               146                1,892              157
Equity in undistributed net earnings of affiliates                      82                81                  197              202
                                                             --------------  ----------------      ---------------   --------------
    Total other income                                               9,781             9,634               29,359           26,817
                                                             --------------  ----------------      ---------------   --------------
OTHER EXPENSES
Salaries, wages and employee benefits                               14,055            11,273               40,211           33,207
Net premises and equipment                                           3,281             3,056               10,227            8,498
Advertising and marketing expenses                                     924               496                2,601            2,083
FHLB prepayment fee                                                  7,002                 -                7,002                -
Other operating expenses                                             5,424             4,820               15,783           15,855
                                                             --------------  ----------------      ---------------   --------------
    Total other expenses                                            30,686            19,645               75,824           59,643
                                                             --------------  ----------------      ---------------   --------------
    Income before income taxes                                       5,370            10,804               30,924           32,083
Income tax expense                                                     951             2,075                6,690            6,589
                                                             --------------  ----------------      ---------------   --------------
    Net income from continuing operations                            4,419             8,729               24,234           25,494
    Net income from discontinued operations, net of taxes            6,585               482                7,923            1,520
                                                             --------------  ----------------      ---------------   --------------
    Net income                                                     $11,004            $9,211              $32,157          $27,014
                                                             ==============  ================      ===============   ==============


  Net income per share - basic                                       $0.46             $0.42                $1.35            $1.24
  Net income per share - diluted                                     $0.45             $0.41                $1.32            $1.22
  Dividends paid in cash                                             $0.23             $0.20                $0.65            $0.60


The accompanying notes are an integral part of these condensed financial statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2003
  (Dollars in thousands)

                                                                               Accumulated
                                             Common Stock                         other
                                      -------------------------   Retained    conprehensiv   Treasury                  Comprehensive
                                         Shares        Value      earnings        income      stock        Total           income
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2002          20,699,782   $   172,471  $    30,593   $    19,296  $      --       222,360
  Net income                                --            --         32,157          --           --        32,157    $    32,157
  Cash dividends declared                   --            --        (10,661)         --           --       (10,661)
  5% stock dividend                    1,152,796        31,702      (31,702)
  Shares issued under stock-based
      plans                                  795            13         --            --           --            13
  Shares issued for acquisition
      of FirstService Bank             2,563,552        61,262         --            --          1,924      63,186
  Other comprehensive loss, net
      of reclassification adjustment
      and taxes                             --            --           --          (2,110)        --        (2,110)        (2,110)
                                       -------------------------------------------------------------------------------------------
Total comprehensive income                  --            --           --            --           --          --      $    30,047
                                       -------------------------------------------------------------------------------------------
 Effect of treasury stock transactions  (194,548)       (7,057)        --            --         (3,013)    (10,070)
                                       -------------------------------------------------------------------------------------------
Balance at September 30, 2003         24,222,377   $   258,391  $    20,387   $    17,186  $    (1,089)   $294,875


                                                                                September 30, 2003
                                                            ---------------------------------------------------------
                                                             Before                    Tax                   Net of
                                                               tax                  (expense)                  tax
                                                             amount                  benefit                 amount
                                                            ---------------------------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period         (3,752)                  1,265                  (2,487)
       Less: Reclassification adjustment for losses
          realized in net income                               (369)                    129                    (240)
      Change in the fair value of cash flow hedges             (137)                      -                    (137)
                                                            --------------------------------------------------------
Other comprehensive income, net                              (3,246)                  1,136                  (2,110)
                                                            ========================================================
NINE MONTHS ENDED SEPTEMBER 30, 2002
  (Dollars in thousands)
                                                                               Accumulated
                                             Common Stock                         other
                                      -------------------------   Retained    conprehensive   Treasury                 Comprehensive
                                         Shares        Value      earnings        income      stock        Total          income
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2001          19,926,863  $   166,138  $  29,333    $   3,119     $   (2,908)        195,682
  Net income                                --           --       27,014         --             --            27,014     $    27,014
  Cash dividends declared                   --           --      (13,261)        --             --           (13,261)
  Shares issued under stock-based
       plans                                --           --         --           --             --              --
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             --           --         --         17,492           --            17,492          17,492
                                       -------------------------------------------------------------------------------------------
Total comprehensive income                  --           --         --           --             --              --       $    44,506
                                       -------------------------------------------------------------------------------------------
 Effect of treasury stock transactions  (138,036)      (3,101)                                (3,599)         (6,700)
                                       -------------------------------------------------------------------------------------------
Balance at September 30, 2002         19,788,827  $   163,037  $  43,086    $  20,611     $   (6,507)        220,227


                                                                                             September 30, 2002
                                                                           ---------------------------------------------------
                                                                                Before                Tax              Net of
                                                                                  tax              (expense)             tax
                                                                                amount              benefit            amount
                                                                           ---------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during period                                27,028              (9,460)            17,568
  Less: reclassification adjustment for losses realized in net income              117                 (41)                76
                                                                           ---------------------------------------------------
Other comprehensive income, net                                                 26,911              (9,419)            17,492
                                                                           ===================================================





The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollars in thousands)                                                          Nine Months Ended September 30,
                                                                                              2003                2002
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                32,157              27,014
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                                      6,896              11,250
    Depreciation and amortization                                                            4,786               3,610
    Deferred tax (benefit) expense                                                          (3,053)             (9,419)
    Amortization of premiums and discounts on investment
       securities, net                                                                        (533)              1,627
    Investment securities (gains) losses, net                                                  369                (117)
    Mortgage loans originated for resale                                                  (184,819)            (95,549)
    Sale of mortgage loans originated for resale                                           188,505              96,918
    Changes in assets and liabilities
      Decrease in accrued interest receivable                                                1,920                 745
      (Decrease) in accrued interest payable                                                (3,927)             (4,523)
      (Increase) decrease in other assets                                                   (5,039)             14,997
      Increase in other liabilities                                                         10,196               2,525
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                           47,458              49,078
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------
  Cash paid in excess of cash equivalents for business acquired                               (221)             (8,624)
  Cash received in excess of cash equivalents for business sold                             12,732                   -
  Proceeds from sales of investment securities available for sale                           34,663               2,260
  Proceeds from maturities of investment securities available for sale                     205,675              72,860
  Purchase of investment securities available for sale                                    (343,221)           (128,862)
  Net (increase) decrease in loans                                                        (133,348)            (43,096)
  Purchases of premises and equipment                                                       (5,747)             (4,681)
  Purchase of bank-owned life insurance                                                       (760)             (1,803)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                             (230,227)           (111,946)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------
  Net increase in interest and non-interest
    bearing demand deposits and savings accounts                                           288,083             121,100
  Net (decrease) in certificates of deposit                                               (116,766)            (71,196)
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased                                    28,097              (6,992)
  Net (decrease)  increase in short-term borrowings                                           (569)                520
  Proceeds from new long-term borrowings                                                    70,000              70,000
  Repayments of long-term borrowings                                                       (81,370)            (38,953)
  Cash proceeds from the issuance of subordinated debt                                           -              63,250
  Issuance of common stock under dividend
    reinvestment and stock option plans                                                         13                   -
  Effect of Treasury stock transactions                                                    (10,070)             (6,700)
  Cash dividends                                                                           (15,421)            (13,093)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in ) financing activities                               161,997             117,936
--------------------------------------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                                          (20,772)             55,068
Cash and cash equivalents at beginning of year                                             134,447             107,798
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                                 $113,675            $162,866
================================================================================================================================

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

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND DISPOSITIONS

On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A., its wholly owned subsidiary for $34.5 million, which resulted in a gain of $5.99 million after taxes of $2.5 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $3.4 million for the nine months ended September 30, 2003 was $7.9 million.

The following represents the components of net assets from discontinued operations for the year ended December 31, 2002:

Cash and cash equivalents                                    $10,323
Investments                                                   82,844
Loans receivable, net                                         98,158
Goodwill                                                      12,434
Other assets                                                   3,516
                                                            --------
Total                                                       $207,275
                                                            ========
Deposits                                                    $186,676
Other liabilities                                              4,008
                                                            --------
Total                                                       $190,684
                                                            ========
Net assets from discontinued operations                     $ 16,591
                                                            ========


The following represents the per share amounts for continuing and discontinued operations for the three and nine months ended September 30, 2003 and 2002:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,              September 30,
                                                   ------------               -------------
                                                  2003         2002         2003        2002
Net income per share - basic                      ----         ----         ----        ----
  Continuing operations                          $0.18        $0.40        $1.02       $1.17
  Discontinued operations                         0.28         0.02         0.33        0.07
                                                  ----         ----         ----        ----
  Net income per share - basic                   $0.46        $0.42        $1.35       $1.24

Net income per share - diluted
  Continuing operations                          $0.18        $0.39        $0.99       $1.15
  Discontinued operations                         0.27         0.02         0.33        0.07
                                                  ----         ----         ----        ----
  Net income per share - diluted                 $0.45        $0.41        $1.32       $1.22
                                                  ====         ====         ====        ====


On April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an agreement and plan of merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company. The merger agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million. In addition, outstanding stock options to purchase 984,332 shares of HomeTowne Heritage Bank common stock will be converted into stock options to purchase shares of the Company's common stock, as set forth in the merger agreement. The transaction will be accounted for in accordance with SFAS No. 141, Business Combinations, and, subject to various regulatory approvals and other closing conditions, is expected to close in fourth quarter 2003.

On February 25, 2003, the Company completed its merger with FirstService Bank (FirstService). Under the terms of the merger, 4,304,762 shares of FirstService stock were each converted into 0.5954 share of the Company's common stock plus $3.90, resulting in the issuance of 2,563,552 shares of the Company's common stock and payment of approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 643,169 shares of the Company's common stock, with an exercise price of either $6.69 or $13.38 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54.0 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $367.1 million, $219.2 million, and $288.9 million, respectively.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $14.1 million at September 30, 2003, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $4.0 million at September 30, 2003. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.

4. SHAREHOLDERS' EQUITY

On October 23, 2003, the Company's Board of Directors declared a cash dividend of $0.24 per share payable on November 17, 2003, to shareholders of record on October 31, 2003.

On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. The 2002 program (see below) will be completed before commencement of this program.

On August 27, 2003, the Company's Board of Directors declared a 5% stock dividend payable on September 30, 2003 to shareholders of record on September 12, 2003. All weighted average share and per share information has been retroactively restated.

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

On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2003, 918,433 shares have been repurchased at an average price of $27.32 under the 2002 repurchase program.

5. EARNINGS PER SHARE



Three months ended September 30, 2003
-------------------------------------
                                                          Income              Shares            Per Share
                                                        (numerator)       (denominator)           Amount
Basic earnings per share                                -------------      -------------     ---------------
    Net income available to common stockholders                $11,004              24,214             $0.46
Effect of dilutive securities
    Options                                                        ---                 554            (0.01)
Diluted earnings per share                                     --------            -------            -------
    Net income available to common stockholders
         Plus assumed conversions                              $11,004              24,768             $0.45
                                                               ========            =======            =======
Year To Date September 30, 2003
-------------------------------
                                                          Income              Shares             Per Share
                                                        (numerator)       (denominator)           Amount
Basic earnings per share                                -------------      -------------     ---------------
    Net income available to common stockholders                $32,157              23,813             $1.35
Effect of dilutive securities
    Options                                                        ---                 577            (0.03)
Diluted earnings per share                                     --------            -------            -------
    Net income available to common stockholders
         Plus assumed conversions                              $32,157              24,390             $1.32
                                                               ========            =======            =======

There were no stock options outstanding for the three and nine months ended
September 30, 2003 that were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.





Three months ended September 30, 2002
                                                          Income              Shares              Per Share
                                                        (numerator)       (denominator)             Amount
Basic earnings per share                                -------------      -------------     ---------------
    Net income available to common stockholders                 $9,211              21,856             $0.42
Effect of dilutive securities
    Options                                                        ---                 305            (0.01)
Diluted earnings per share                                     --------            -------            -------
    Net income available to common stockholders
           Plus assumed conversions                             $9,211              22,161             $0.41
                                                               ========            =======            =======

Year To Date September 30, 2002
                                                          Income              Shares               Per Share
                                                        (numerator)       (denominator)               Amount
Basic earnings per share                                -------------      -------------     ---------------
    Net income available to common stockholders                $27,014              21,850             $1.24
Effect of dilutive securities
    Options                                                        ---                 289            (0.02)
Diluted earnings per share                                     --------            -------            -------
    Net income available to common stockholders
           Plus assumed conversions                            $27,014              22,139             $1.22
                                                               ========            =======            =======



Options to purchase 273,965 shares of common stock at $24.76 per share were outstanding for the three and nine months ended September 30, 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

6. SEGMENT REPORTING

SFAS No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn Bank and Panasia (the Banks) operating segments through September 11, 2003, to create a reportable operating segment as "Community Banking."

The Company's Community Banking segment consists of commercial and retail banking. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

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

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.



Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                        Community Banking                     Other             Consolidated
(in thousands)                          -----------------                     -----             ------------
As of, and for the nine months
  Ended, September 30, 2003
Total Assets                                   $2,898,650                  $370,570               $3,269,220
Total Deposits                                  2,384,538                       ---                2,384,538
Net interest income (loss)                         87,493                   (3,208)                   84,285
Total noninterest income                           20,908                     8,451                   29,359
Total noninterest expense                          68,410                     7,414                   75,824
Net income from continuing
operations                                         26,394                   (2,160)                   24,234
Discontinued Operations                             1,935                     5,988                    7,923
Net income (loss)                                $ 28,329                   $ 3,828                 $ 32,157

As of, and for the nine months
  Ended, September 30, 2002
Total Assets                                   $2,345,164                  $340,005               $2,685,169
Total Deposits                                  1,950,632                       ---                1,950,632
Net interest income (loss)                         79,164                   (3,395)                   75,769
Total noninterest income                           20,566                     6,251                   26,817
Total noninterest expense                          53,911                     5,732                   59,643
Net income from continuing
operations                                         27,364                   (1,870)                   25,494
Discontinued Operations                             1,520                       ---                    1,520
Net income (loss)                               $  28,884                  $(1,870)                 $ 27,014



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

At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).
These results are not indicative of results for the year ended December 31, 2003.

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                                      2003              2002
                                                                                      ----              ----
Net income, as reported                                                              $11,004          $9,211
Less: stock based compensation costs determined under fair value-
         Based method for all awards                                                   (170)           (138)
                                                                                     ------           ------
Net income, pro forma                                                                $10,834          $9,037
                                                                                     =======          ======
Earnings per share of common stock - basic                As reported                   0.46            0.42
                                                            Pro forma                   0.45            0.42


Earnings per share of common stock - diluted              As reported                   0.45            0.41
                                                             Pro forma                  0.44            0.41


                                                                            Year to Date Ended September 30,
                                                                            --------------------------------

                                                                                      2003              2002
                                                                                      ----              ----
Net income, as reported                                                              $32,157         $27,014
Less: stock based compensation costs determined under fair value-
          Based method for all awards                                                  (582)           (386)
                                                                                       ----             ----
Net income, pro forma                                                                $31,575         $26,628
                                                                                     =======          ======

Earnings per share of common stock - basic                As reported                   1.35            1.24
                                                           Pro forma                    1.33            1.22


Earnings per share of common stock - diluted              As reported                   1.32            1.22
                                                            Pro forma                   1.29            1.20



The Company granted options for 14,078 and 11,490 shares in the first nine months of 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 2.90% and 3.85%; expected volatility of 25.0% and 35.1%; risk-free interest rates for each plan of 4.22% and 3.93% for 2003 and 5.50% and 3.93% for 2002; and expected lives of 8.50 years and 6.83 years for each plan in 2003 and 8.50 and 6.83 years for each plan in 2002.

8. DEBT

In September 2003, the Company refinanced approximately $77.5 million of long-term debt with the Federal Home Loan Bank of Pittsburgh with a weighted average rate of 5.13% and a weighted average remaining life of approximately 47 months. The Company paid a prepayment fee of $7.0 million before taxes and included the penalty in other expenses. The Company obtained new debt of $70.0 million, which has a weighted average interest rate of 3.22% and a weighted average life of approximately 54 months. In addition, this new debt also does not include certain call provisions that applied to the retired debt.








Item 2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

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

         The Company recorded a 19.5% increase in third quarter net income and a 19.0% net income increase in nine months results compared to comparable periods in 2002. Diluted earnings per share for the three and nine month periods of $0.45 and $1.32 increased 9.8% and 8.2%, respectively, compared to comparable periods in 2002. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of FirstService Bank which was completed on February 25, 2003.

         For the nine month period ended September 30, 2003, the annualized return on average shareholders' equity and annualized return on average assets were 15.9% and 1.33% compared to 17.5% and 1.30% for the comparable period in 2002.

         The Company completed the cash sale of Panasia Bank, N.A. for $34.5 million on September 11, 2003. This transaction is presented in the financial statements as discontinued operations. The sale resulted in a gain of $5.99 million after taxes of $2.5 million. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, and marketable securities of $84.4 million. Panasia's deposits totaled $188.2 million, it had no other borrowings. Panasia's total equity was $24.4 million. Panasia contributed after tax net income of $1.94 million after taxes of $859,000 for the period January 1, 2003 through September 11, 2003.

         The Company's strategic plan provides for a highly profitable, independent financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, "client intimacy" and excellence in both retail and commercial lines of business. The acquisition of FirstService Bank in first quarter 2003, the sale of Panasia Bank, N.A. in third quarter 2003, and the pending acquisition of HomeTowne Heritage Bank in the fourth quarter 2003, represent strategic initiatives by the Company in furtherance of its focused goals.

         The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. During this low interest rate environment, the Company pursued strategic balance sheet opportunities.

      o The Company refinanced $77.5 million in long-term Federal Home Loan Bank (FHLB) borrowings, incurring a prepayment fee of $4.6 million after taxes, under the terms of the FHLB borrowing agreements. The Company lowered interest expense associated with borrowings from the Federal Home Loan Bank by 191 basis points and will enjoy lower borrowing costs for the next six years as a result of this transaction.

      o The Company sold approximately $35 million in investment securities available for sale resulting in an after tax loss of $240,000. This transaction allowed NPBC to re-deploy those funds into higher yielding investments.


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


                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended September 30, 2003 was $11.0 million, 19.5% more than for the third quarter 2002. For the first nine months, net income reached $32.2 million or 19.0% more than the $27.0 million reported for the first nine months of 2002. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The results of operation of FirstService Bank are included from the date of its acquisition, February 25, 2003, through September 30, 2003.

         Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the third quarter of 2003 was $28.6 million, which increased $3.3 million or 13.2% over the $25.2 million for the third quarter of 2002. For nine months ended September 30, 2003, net interest income improved $8.5 million or 11.2% over the nine months ended September 30, 2002. Interest income for the third quarter of 2003 increased $322,000 due to an increase in loan income of $1.4 million offset by a decrease in investment and federal funds sold income of $1.0 million. Interest expense for third quarter 2003 decreased $3.0 million due to a decrease in interest on deposits of $2.2 million, with a $786,000 decrease in interest paid on borrowed funds.

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands).

         Net interest income, on a taxable equivalent basis, increased $8.8 million in the first nine months of 2003, as compared to the same period in 2002. This increase is due to a $12.1 million increase due to volume, attributable mainly to the FirstService Bank acquisition, offset by a $3.3 million net interest margin compression.


                                                        Nine Months ended September 30, 2003 over 2002
                                                        ----------------------------------------------
                                                Volume                    Rate                   Total
Increase (decrease) in:                         ------                    ----                   -----
 Interest income:
    Interest bearing deposits in banks             $18                    ($35)                   ($17)
    Federal Funds sold                             205                    (215)                    (10)
    Investment Securities                        4,486                  (6,330)                 (1,844)
    Total Loans                                 13,255                 (11,023)                   2,232
                                               -------                 -------                  -------
    Total interest income                      $17,964                ($17,603)                   $ 361
                                               -------                 -------                  -------

Interest expense:
    Interest bearing deposits                   $4,850               $ (12,562)                $(7,712)
    Short-term borrowings                          909                  (1,523)                   (614)
    Long-term borrowings                           111                    (237)                   (126)
                                               -------                 -------                  -------
    Total interest expense                      $5,870               $ (14,322)                $(8,452)
Increase (decrease) in net interest
income                                        $ 12,094                $ (3,281)                $ 8,813
                                               =======                 =======                  =======

         Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 4.17% during third quarter 2003 compared to 4.31% during the third quarter of 2002, and 4.37% during the second quarter of 2003. Six basis points of the decline in the net interest margin was attributable to the sale of approximately $17.3 million of manufactured housing loans, a line of business the Company has exited, as discussed in the 10-Q for first quarter 2003. These loans involved high yield, high loss, and high overhead. The remainder of the margin decline is due to the extended decreased interest rate environment, in which interest bearing assets continue to reprice and catch up to the lower costing interest-bearing liabilities that decreased at a faster rate in the earlier period of this low rate cycle.

         The flat interest income in third quarter 2003 compared to third quarter 2002 reflects the margin compression experienced beginning second quarter 2003. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The addition of interest income from FirstService contributed to the increase in net interest income for first three quarters of 2003 compared to the same period in 2002.

         During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include: the persisting weak economic conditions and market volatility, the continued concern that a slower economy results in operating losses for the Company's commercial customers, and the overall concerns of consumer confidence, including international concerns. Despite these concerns, the reduction in charge-offs for the first nine months of 2003 compared to the same period in 2002 allowed the Company to reduce its provision for loan and lease losses while maintaining the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company's net charge-offs of $5.4 million for the first nine months of 2003 decreased by $5.7 million compared to the $11.1 million in net charge-offs at September 30, 2002. The higher net chargeoffs in 2002 were driven by two large commercial real estate credits. The provision for loan and lease losses was $2.3 million for the three months ended September 30, 2003, and $6.9 million for the nine months ended September 30, 2003 -- a decrease of $2.1 million compared to the three months ended September 30, 2002 and $3.9 million compared to the nine months ended September 30, 2002. The decrease in the provision reflects management's analysis of the loan portfolio and the continued monitoring and maintenance of the loan portfolio.

         Other income increased $147,000 or 1.5% during the third quarter of 2003 compared to the same period in 2002, as a result of increased trust, service charges on deposit accounts and insurance commissions and fees totaling $1.7 million, offset by a decrease of $736,000 in gains on sale of securities, a $299,000 decrease in other service charges and fees, a $295,000 decrease in mortgage income, and a $197,000 decrease in bank-owned life insurance income. The increase in insurance commissions and fees is due largely to the addition of FirstService Insurance, which contributed $671,000 of the total $1.4 million in third quarter 2003. The mortgage income decrease in third quarter 2003 compared to third quarter 2002 is a result of slower refinancing volume in the quarter, due to a rise in interest rates beginning in mid-June 2003. Insurance commissions and fees increased $1.7 million, service charges on deposit accounts increased $934,000, mortgage banking income increased $765,000, other service charges and fees increased $19,000, while bank owned life insurance decreased $351,000 and trust income decreased for the first nine months of 2003 compared to the first nine months of 2002. FirstService Insurance contributed $1.7 million for the first nine months of 2003; total insurance income from all subsidiaries totaled $1.9 million. The sale of approximately $35 million in investment securities resulted in a loss of $369,000 in the first nine months of 2003, compared to $117,000 gain posted for the same period in 2002. Increased mortgage banking income for the first nine months of 2003 is primarily due to increased mortgage refinance volume, resulting from the low interest rate environment in the first half of 2003. Mortgage banking income is vulnerable as interest rates rise and mortgage refinance volume contracts. Management is working to identify alternative strategies to replace the refinance volume. Increased service charges on deposit accounts is due primarily to an increase in the collection of fees on a larger deposit base, resulting from the FirstService acquisition.

         Other expenses increased $11.0 million or 56.2% during the third quarter of 2003, primarily due to a $7.0 million prepayment fee paid to the Federal Home Loan Bank of Pittsburgh in the refinancing of long-term debt. Also during third quarter 2003, salaries, wages and benefits increased $2.8 million or 24.7%, net premises and equipment increased $225,000 or 7.4%, other operating expenses increased $604,000 or 12.5%, and advertising and marketing expenses increased $428,000 or 86.3%. Salaries, wages and benefits increased due to normal salary increases and the addition of 137 employees from the acquisition of FirstService. The increase in net premises and equipment expense is also partially associated with the acquisition of FirstService, which included a community office network of seven offices. The increase in marketing expense is attributable to additional advertising campaigns conducted in 2003. Year to date in 2003, salaries and benefits increased $7.0 million or 21.1%, net premises and equipment expense increased $1.73 million or 20.3%, marketing and advertising expense increased $518,000 or 24.9% while other operating expenses decreased $72,000 or 0.4% compared to the same period in 2002.

         Income before income taxes from continuing operations decreased $5.4 million or 50.3% in the third quarter of 2003 compared to the same time period in 2002, due primarily to the prepayment fee paid in the Federal Home Loan Bank long term debt restructuring. Income taxes from continuing operations decreased $1.1 million or 54.2% for the quarter ended September 30, 2003 due to the decreased income before taxes. Income before income taxes decreased $1.2 million or 3.6% in the first nine months of 2003 compared to the same time period in 2002. Income taxes increased $101,000 or 1.5% for nine months ended September 30, 2003 due to the higher proportion of taxable assets to total assets compared to the same period in 2002. The Company's effective tax rate from continuing operations dropped to 17.7% for the third quarter of 2003 compared to 19.2% for 2002. The divestiture of the Panasia assets - the majority of which were taxable - left a larger proportion of tax-free to total assets for the third quarter 2003. The Company's effective tax rate remained relatively stable at 21.6% for the first nine months of 2003 compared to 20.5% for 2002. The increase in the effective tax rate year to date in 2003 is due to the decrease in tax-free income relative to total income.



                               FINANCIAL CONDITION
                               -------------------

         At September 30, 2003, total assets were $3.269 billion, an increase of $411.0 million or 14.4% from the $2.858 billion at December 31, 2002. The increase in total assets excluding Panasia Bank's assets of $207.3 million at December 31, 2002 was $618.2 million. The increase in assets as of September 30, 2003 is primarily due to the addition of FirstService Bank on February 25, 2003, which had $367.1 million in assets. Net loans and leases, including loans held for sale, which totaled $2.088 billion at September 30, 2003, increased $343.1 million. The Company gained $219.2 million in net loans due to the addition of FirstService Bank, offset by the sale of $17.3 million in manufactured housing loans and the securitization of $42.8 million in residential mortgages into mortgage-backed securities. The Company does not retain the servicing on loans sold. Adjusting for these transactions, core loan growth was 10.5% for the first nine months of 2003. Loans continue to increase at a modest pace as a result of the overall slow economy and the lack of capital goods spending by the Company's business customers. Loans originated for immediate resale during the first nine months of 2003 amounted to $184.8 million.

         In second quarter 2000, the Company ceased originating loans collateralized by manufactured housing. In April 2003, the Company sold substantially all its manufactured housing loan portfolio of $17.3 million, some of which were on non-accrual status. The future impact of this transaction is not expected to be material to the Company's overall performance.

         Total cash and cash equivalents decreased $10.4 million or 8.4% at September 30, 2003 when compared to December 31, 2002. The merger of FirstService added $16.6 million in cash and cash equivalents. Although cash and due from banks and interest bearing deposits in banks increased by $25.1 million and $1.3 million respectively, federal funds sold decreased by $36.8 million, as this cash was deployed in the purchase of investment securities.

         For the first nine months of 2003, approximately sixty-one percent of the Company's gross revenue (total interest income plus total other income) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace. The Company's total loan portfolio, including loans held for sale, as of September 30, 2003 was $2.134 billion and consisted of three broad categories of loans:

      o Loans to individuals to finance the purchase of personal assets or activities was $233.4 million or 10.9% of total loans.
      o Residential mortgage loans for the purchase or financing of an individual's private residence was $302.3 million or 14.2% of total loans.
      o Commercial loans of $1.598 billion or 74.9% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

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

         Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, commercial real estate investors, and land developers. The commercial portfolio has a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $281.0 million, which is 17.6% of the commercial loan portfolio and 13.2% of the total loan portfolio.

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

         All of the aforementioned loan types can be made on a floating or fixed rate basis, either of which can pose an interest rate risk to the Company as financial markets change. Interest rate risk is discussed in further detail in the Liquidity and Interest Rate Sensitivity section of this report.







         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                                        September 30, 2003                   December 31, 2002
                                                        ------------------                   -----------------
Nonaccrual loans                                                   $17,504                             $14,046
Loans past due 90 or more days
   as to interest or principal                                         541                                 928
                                                                ----------                           ---------
   Total nonperforming loans                                        18,045                              14,974
Other real estate owned                                                798                                 318
                                                                ----------                           ---------
   Total nonperforming assets                                      $18,843                             $15,292
                                                                ==========                           =========

Total loans and leases, including loans



held for sale                                                   $2,133,924                          $1,784,290

Average total loans and leases                                  $2,076,633                          $1,753,098

Allowance for loan and lease losses                                $45,990                             $40,578

                                              For 9 months ended 9/30/2003        For 9 months ended 9/30/2002
                                              ----------------------------        ----------------------------
Net charge-offs                                                     $5,222                             $11,073

Net charge-offs to: (annualized)
   Total loans and leases                                             .33%                                .63%
   Average total loans and leases                                     .34%                                .63%
   Allowance for loan and lease losses                              15.14%                              27.52%

Nonperforming assets to:
    Total loans and leases                                          0.88 %                               1.52%


Allowance for loan and lease losses to:
    Nonperforming assets                                            244.1%                              149.9%
    Total loans and leases                                           2.16%                               2.28%
    Average total loans and leases                                   2.21%                               2.29%





         The increase in nonperforming assets is due to a $3.5 million increase in nonaccrual loans, from $14.0 million at December 31, 2002 to $17.5 million at September 30, 2003. The increase in nonaccrual loans is due primarily to the negative effects of the weak economy on the Company's commercial and industrial borrowers, especially the manufacturing segment. While nonaccrual loans have increased each quarter since December 2002, management expects nonaccruals to stabilize by year-end 2003. The increase consists of several credits newly identified as nonperforming during management's quarterly portfolio review. Commercial real estate and commercial and industrial loans account for 95.5% of the total nonaccrual loans.

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

         Investments increased $203.7 million or 31.3% to $854.6 million at September 30, 2003 compared to December 31, 2002. The acquisition of FirstService Bank, which added $105.0 million in securities and the securitization of $42.8 million in residential mortgages into a mortgage-backed security, servicing released, were offset by the sale of $35 million of investments in the balance sheet restructuring. The primary purpose of the securitization was to improve the liquidity of the assets, as the security becomes immediately saleable on the bond market. The secondary purpose is to provide collateral for the Company's cash management program. Investment purchases during the first nine months of 2003 were $258.8 million, primarily mortgage-backed securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $205.7 million.

         Other assets on the balance sheet increased to $213.0 million, an increase of $81.9 million from the $131.2 million at December 31, 2002. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to an increase in goodwill and other intangibles attributable to the FirstService acquisition of approximately $59.5 million. In addition there was an increase in premises and equipment of $13.7 million, of which $11.8 million is related to FirstService. There was an increase in bank owned life insurance of $7.7 million, of which $6.5 million is related to FirstService. The increase in other assets of $1.2 million is due primarily to an increase in prepaid expenses of $899,000, and an increase in the deferred tax asset of $772,000. This increase was partially offset by a decrease in miscellaneous assets of $519,000, which included the change in market valuation of the interest rate swaps.

         As the primary source of funds, aggregate deposits of $2.384 billion at September 30, 2003 increased $458.6 million or 23.8% compared to December 31, 2002. The increase in deposits during the first nine months of 2003 was primarily in interest bearing deposits, which increased $382.2 million, while non-interest bearing deposits increased $76.3 million. Of the $288.9 million in deposits acquired in the FirstService merger, $57.9 million were non-interest bearing and $231 million were interest bearing.

         In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debentures. In the aggregate, these funds totaled $589.8 million at September 30, 2003, and $519.2 million at December 31, 2002. The increase of $70.6 million is due primarily to an increase in securities sold under repurchase agreements and federal funds purchased of $69.9 million, of which $40.6 million is related to FirstService. This increase was partially offset by a decrease in long-term borrowings of $6.4 million and short-term borrowings of $569,000. The decrease in long-term borrowings is related to refinancing $77.5 million in long-term Federal Home Loan Bank (FHLB) borrowings.

         Shareholders' equity increased $72.5 million through September 30, 2003. This was due primarily to the issuance of 2,563,552 shares of common stock in conjunction with the acquisition of FirstService, which resulted in an increase of $63.2 million of shareholders' equity. Retained earnings decreased $10.2 million due primarily to the payment of a 5% stock dividend on September 30, 2003 and cash dividends offset by net income. Accumulated other comprehensive income decreased $2.1 million due to a decrease in market value of available for sale securities and adjustments to the fair value of interest rate swaps. Cash dividends paid during the first nine months of 2003 increased $2.3 million or 17.8% to $15.4 million compared to the cash dividends paid during the first nine months of 2002. Earnings retained during the first nine months of 2003 were 52.0% compared to 51.5% during the first nine months of 2002.

                   REGULATORY/COMPLIANCE AND INTERNAL CONTROL
                   ------------------------------------------

         Management has anticipated changes in regulations and compliance and is in the process of enhancing documentation of internal controls in preparation for the additional corporate governance requirements of the Sarbanes Oxley Act that become effective in 2004 as well as other new regulations. Management has an effective means of monitoring existing and new regulatory developments. The increased reporting and documentation requirements will likely result in increased operating costs.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the past twelve to twenty-four months, the Company's liquidity has improved as people have removed money from the declining equity market. During this time, many customers have preferred the safety of FDIC-insured deposits compared to the uncertain equity market, despite historically low interest rates. This has allowed the Company to grow its core deposit base and significantly reduce reliance on non-core sources of funds.

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

         The Company has announced an agreement providing for its acquisition of HomeTowne Heritage Bank for approximately $37.6 million in cash. The cash to be paid to HomeTowne Heritage shareholders is expected to come primarily from the cash derived from the Company's sale of Panasia Bank. Any further effect on the liquidity position of the Company is not expected to be material.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.



         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2003.

                                                              Repricing Periods  (1)
                                                           ---------------------------
                                                             Three Months     One Year
                                         Within Three        Through One    Through Five              Over
                                            Months              Year              Years          Five Years
                                         -------------------------------------------------------------------
                                                                   (In Thousands)
Assets
      Interest bearing deposits
         at banks                         $     3,904   $           - -  $           - -        $    --
      Federal funds sold                       11,200               - -              - -             - -
      Investment securities                    68,896           120,186          427,864           237,646
      Loans (1)                               758,737           354,665          789,582           184,949
      Other assets                                - -               - -              - -           311,591
                                              -------          --------        ---------           -------
                                              842,737           474,851        1,217,446           734,186
                                              -------          --------        ---------           -------
Liabilities and equity



      Non-interest bearing deposits           372,557               - -             - -                - -
      Interest bearing deposits (2)           820,378           211,650         354,690            625,263
      Borrowed funds                          181,018            10,000          67,916            236,420
      Preferred securities                        - -               - -              - -            63,250
      Other liabilities                           - -               - -              - -            31,203
      Shareholders' equity                        - -               - -              - -           295,262
                                              -------          --------        ---------           -------
                                            1,373,953           221,650          422,606         1,251,011
                                              -------          --------        ---------           -------
Interest sensitivity gap                    (531,216)           253,201          794,840          (516,825)
                                              -------          --------        ---------           -------

Cumulative interest rate
        sensitivity gap                    ($531,216)        ($278,015)         $516,825         $ - -
                                              =======          ========        =========           =======



(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 2003. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

         The Company uses financial simulation models to measure interest rate exposure. These tools provide management with extensive information on the potential impact of net income caused by changes in interest rates. Interest rate related risks such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks are considered. Off-balance sheet items are used in hedging the values of selected assets and liabilities from changes in interest rates. The effect of these hedges is included in the simulations of net income.

         Management has estimated the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company's net income.


                               September 30,  2003                        September 30,  2002
                        -------------------------------------------------------------------------------------
  Change in Interest      $ Change in Net       % Change in Net      $ Change in Net       % Change in Net
        Rates                  Income               Income                Income               Income
-------------------------------------------------------------------------------------------------------------
(in basis points)                                     (dollars in  Thousands)
+200                          $(1,657)              (3.7%)                 $918                 2.8%
+100                           ( 833)               (1.9%)                 662                  2.2%
-100                          (1,944)               (4.3%)               (1,818)               (5.5%)
-200                          (4,386)               (9.8%)               (2,442)               (7.3%)



         The Company uses financial derivative instruments for management of interest rate sensitivity. The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging. The most common derivative the Company employs is interest rate swaps. The Company does not use any of these instruments for trading purposes.

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




                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                  ---------------------------------------------

         The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September
30, 2003:

                                                                                   One to        Four to
                                                                  Less than        Three           Five      After Five
(dollars in thousands)                               Total        One Year         Years           Years        Years
                                                    -------       ----------      --------      ----------   -----------
Minimum annual rentals or noncancellable            $ 19,021        $ 2,614         $ 4,393       $ 3,139      $ 8,875
     Operating leases
Remaining contractual maturities of time
     Deposits                                        692,134        333,501         299,775        54,915        3,943
Loan commitments                                     683,660        499,566          49,480         3,584      131,030
Long-term borrowed funds                             163,332         15,333          32,500        35,416       80,083
Guaranteed preferred beneficial interests in
      Company's subordinated debentures               63,250            ---             ---           ---       63,250
Standby letters of credit                             40,119         27,067          12,977            75          ---
                                                    -------       ----------      --------      ----------   -----------
Total                                             $1,661,516       $878,081        $399,125       $97,129     $287,181
                                                    -------       ----------      --------      ----------   -----------


         The Company had no capital leases at September 30, 2003.


CAPITAL LEVELS

                                         Tier 1 Capital to    Tier 1 Capital to Risk-    Total Capital to Risk-
                                      Average Assets Ratio      Weighted Assets Ratio    Weighted Assets Ratio
                                      ------------------------------------------------------------------------
                                        Sep. 30,    Dec. 31,     Sep. 30,  Dec. 31,       Sep.30     Dec. 31,
                                          2003        2002        2003        2002        2003         2002
                                          ----        ----        ----        ----        ----         ----

The Company                              8.34%       8.66%       11.50%      12.76%      12.76%       13.08%
National Penn Bank                       6.81%       6.91%        8.95%       9.33%      10.21%       10.59%
"Well Capitalized" institution           5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)



           The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2003, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company has no commitments for significant capital expenditures.

         The Company's acquisition of FirstService Bank during the first quarter of 2003 had the effect of lowering the Company's three regulatory capital ratios. As seen in the above table, these three ratios at September 30, 2003 still remain in excess of regulatory "well capitalized" levels. The Company does not expect a material impact on its future dividends. The dividend payout ratio is expected to remain in the historical 45% to 50% range.

         Regarding the Company's agreement to acquire HomeTowne Heritage Bank, taken in conjunction with the Company's sale of Panasia Bank, no further material change is expected in the Company's three regulatory capital ratios. Because no additional shares of the Company's stock are to be issued in the HomeTowne Heritage Bank acquisition, there should not be a negative impact on the Company's dividend payout ratio.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


                           RELATED PARTY TRANSACTIONS
                         -----------------------------

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

                           SALE OF PANASIA BANK, N.A.
                           ---------------------------

         On September 11, 2003, the Company, Panasia Bank, N.A., and Woori America Bank, a New York banking institution, completed the sale of Panasia to Woori America Bank for $34.5 million in cash and the subsequent merger of Panasia into Woori America Bank. At the time of the sale, Panasia Bank had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. Net income from discontinued operations, net of taxes of $3.4 million, totaled $7.9 million. Panasia's intangible assets of $12.4 million included $12.3 million of goodwill.


                 PENDING ACQUISITION OF HOMETOWNE HERITAGE BANK
                 ----------------------------------------------

         As previously reported, on April 30, 2003, the Company and its principal banking subsidiary, National Penn Bank, entered into an Agreement and Plan of Merger with HomeTowne Heritage Bank which provides, among other things, for the merger of HomeTowne Heritage Bank into National Penn Bank, with National Penn Bank surviving the merger as a subsidiary of the Company. This transaction is anticipated to close in fourth quarter 2003.

         HomeTowne Heritage Bank is a commercial bank headquartered in Lancaster County, Pennsylvania with three community offices. Total assets are $154.9 million, net loans are $141.4 million, and deposits total $124.9 million as of September 30, 2003.

         The Merger Agreement provides for the exchange of $13.697 in cash for each outstanding share of common stock of HomeTowne Heritage Bank, or total cash consideration of approximately $37.6 million.

         The merger is subject to a number of conditions, including approval by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, and the shareholders of HomeTowne Heritage Bank. Applications have been filed for all required regulatory approvals. Hometowne's shareholders approved the merger at a special meeting of shareholders held on November 4, 2003. No assurance can be given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

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

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments on these letters of credit as of September 30, 2003 is $40.1 million and they expire through 2008. The amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for these loans. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

Acquired Loans
--------------

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.



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

         The Company has evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46. NPB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. NPB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by NPB Capital Trust II on the mandatorily redeemable preferred stock. NPB Capital Turst II is currently included in the Company's consolidated balance sheet and statements of income. Management believes that NPB Capital Trust II should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities such as NPB Capital Trust II become available, management will reevaluate its conclustion that NPB Capital Trust II should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Amendment to SFAS 133 on Derivative Instruments and Hedging Activities
----------------------------------------------------------------------

         The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.


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

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.


                                 FUTURE OUTLOOK
                                 --------------

         On October 23, 2003, the Company's board of directors declared a cash dividend of $0.24 per share, payable on November 17, 2003 to shareholders of record on October 31, 2003.

         On July 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2003, 918,433 shares have been repurchased at an average price of $27.32.

         On September 24, 2003, the Board of Directors authorized the repurchase of an additional one million shares of the Company's common stock, for the same purposes as before in 2002. The program has no specific timetable for completion and will begin when the repurchases authorized in 2002 are completed.

              The Company's market area, while diverse, is subject to many of the same weakened economic forces being experienced regionally and nationally:

      o The continuing softness in the general economy will likely generate only modest loan growth in 2003, possibly in the range of three to eight percent.

      o In third quarter 2003, net charge-offs increased by $318,000 over those in second quarter 2003. The Company anticipates that net charge-offs for all of 2003 will likely be in line with its historical levels.

         The Company, like many of its peers, continues to be concerned about current and near term economic conditions and their continued negative effect on its loan volume as well as its overall credit quality.

                           FORWARD-LOOKING STATEMENTS
                         ------------------------------

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

      * Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including the pending National Penn/HomeTowne Heritage Bank merger, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

      * Pending or completed sales of businesses or assets, and the benefits anticipated in those transactions.

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

      * National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

      * Expansion of National Penn's products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

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

      * Customers may substitute competitors' products and services for National Penn's products and services, due to price advantage, technological advantages, or otherwise.

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

      * Growth and profitability of National Penn's non-interest income or fee income may be less than expected.

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

      * Business opportunities and strategies potentially available to National Penn after mergers and acquisitions may not be successfully or fully acted upon.

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

      * Changes in consumer spending and savings habits could adversely affect National Penn's business.

      * Negative publicity with respect to any National Penn product or service, whether legally justified or not, could adversely affect National Penn's reputation and business.

      * Various domestic or international military or terrorist activities or conflicts may have a negative impact on National Penn's business as well as the foregoing and other risks.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         The information presented in the Liquidity and Interest Rate Risk section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 12, is incorporated herein by reference.

Item 4.  Controls and Procedures
--------------------------------

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of September 30, 2003. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.


Item 5.  Other Information.
---------------------------

         Stock Dividend
         --------------
         As previously reported, on August 27, 2003, the Board of Directors of National Penn Bancshares, Inc. declared a 5% stock dividend payable on September 30, 2003 to shareholders of record as of September 12, 2003.

         Stock Repurchase Program
         ------------------------

         As previously reported, on September 24, 2003, the Board of Directors of National Penn approved a stock repurchase program for 1 million shares of National Penn common stock.

         Cash Dividend
         --------------

         On October 23, 2003, the Board of Directors of National Penn declared a cash dividend of $.24 per share payable on November 17, 2003 to shareholders of record as of October 31, 2003.

         Sale of Panasia Bank, N.A.
         --------------------------

         As previously reported, on September 11, 2003, National Penn completed the sale of banking subsidiary Panasia Bank, N.A. to Woori America Bank, a New York banking institution, for $34.5 million in cash.

         Best Places to Work in Pennsylvania
         -----------------------------------

         National Penn was recently named one of the Best Places to Work in PA. National Penn ranked within the top 50 large-sized businesses (251-plus employees). This program is a public/private partnership of the Pennsylvania Department of Community and Economic Development, Team Pennsylvania Foundation, Kuntz Lesher LLP, Central Penn Business Journal, the Great Place to Work(R) Institute and the Pennsylvania Chamber of Business and Industry.

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

         The merger is subject to a number of conditions, including approval by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, and the shareholders of HomeTowne Heritage Bank. Applications have been filed for all required regulatory approvals. HomeTowne's shareholders approved the merger at a special meeting of shareholders held on November 4, 2003. No assurance can be given that all required regulatory approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

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

         Wayne Weidner - Exercise of Stock Options
         -----------------------------------------

         On October 17, 2003, Wayne R. Weidner, Chairman, President and Chief Executive Officer of National Penn, exercised stock options for 20,677 shares of National Penn common stock under a plan adopted in February 2003. The plan was adopted in accordance with SEC Rule 10b5-1(c), and was approved by National Penn's board of directors under its insider trading policy.

         Office and ATM Openings and Closings
         ------------------------------------

         On September 26, 2003, National Penn Bank opened a community office, including an ATM facility, at 3670 MacArthur Road, Whitehall, Lehigh County, Pennsylvania. National Penn Bank closed an office in Horsham, Montgomery County, Pennsylvania on July 31, 2003.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         a) Exhibits.

            31.1 Certification of Chairman, President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chairman, President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.)

            32.2 Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.).

         (b) Reports on Form 8-K. During the quarter ended September 30, 2003, National Penn filed the following Reports on Form 8-K:

         * Report dated July 15, 2003. The Report provided information under Items 9 and 12 on National Penn's earnings for second quarter 2003. The Report did not contain any financial statements.

         * Report dated August 27, 2003. The Report provided information under Item 5 on National Penn's declaration of a 5% stock dividend and amendments adopted to National Penn's pension plan and capital accumulation plan (401(k) plan). The Report did not contain any financial statements.

         * Report dated September 11, 2003. The Report provided information under Item 5 on the completion of National Penn's sale of Panasia Bank, N.A. to Woori America Bank. The Report did not contain any financial statements.

         * Report dated September 24, 2003. The Report provided information under Item 5 on National Penn's adoption of a new stock repurchase program for 1 million shares of National Penn common stock. The Report did not contain any financial statements.

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

                                            NATIONAL PENN BANCSHARES, INC.
                                                   (Registrant)

Dated:  November 10, 2003                   By  /s/ Wayne R. Weidner
                                                -------------------------------
                                                Wayne R. Weidner,  Chairman,
                                                President and Chief Executive
                                                Officer

Dated:  November 10, 2003                   By  /s/ Gary L. Rhoads
                                                --------------------------------
                                                Gary L. Rhoads, Principal
                                                Financial Officer