Form 10-K
period 2003-12-31
NATIONAL PENN BANCSHARES INC
filed 2004-03-11
CIK 700733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2003
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from____ to_____ .

   Commission file #000-22537-01



                         NATIONAL PENN BANCSHARES, INC
                         -----------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                      23-2215075
----------------------------------------     ---------------------------------
      (State or other jurisdiction of        I.R.S. Employer Identification No.)
       incorporation or organization)

                                                    19512
      Philadelphia and Reading Avenues            ----------
          Boyertown, Pennsylvania                 (Zip Code)
----------------------------------------
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (610) 367-6001

                                 -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock (without par value)

         Preferred Stock Purchase Rights

         Guarantee (7.85% Preferred Securities of NPB Capital Trust II)

         7.85% Junior Subordinated Debentures

                                 -------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X   No
                                                   ----    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                   ----   ----

        The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of March 1, 2004, was $643,881,000.

        As of March 1, 2004, the Registrant had 24,278,179 shares of Common Stock outstanding.

        Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held on April 26, 2004 -- Part III.

================================================================================




                                         NATIONAL PENN BANCSHARES, INC.

                                                   FORM 10-K

                                               TABLE OF CONTENTS
                                                                                                           Page
Part I

         Item 1     Business...........................................................................      1
         Item 2.    Properties.........................................................................     20
         Item 3.    Legal Proceedings..................................................................     20
         Item 4.    Submission of Matters to a Vote of Security Holders................................     21
         Item 4A.   Executive Officers of the Registrant...............................................     21

Part II

         Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters...................................................     23
         Item 6.    Selected Financial Data............................................................     24
         Item 7.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................     25
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................     46
         Item 8.    Financial Statements and Supplementary Data........................................     47
         Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure................     89
         Item 9A.   Controls and Procedures............................................................     89

Part III

         Item 10.   Directors and Executive Officers of the Registrant.................................     89
         Item 11.   Executive Compensation.............................................................     89
         Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                         Related Stockholder Matters...................................................     90
         Item 13.   Certain Relationships and Related Transactions.....................................     90
         Item 14.   Principal Accounting Fees and Services.............................................     90

Part IV

         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................     91

Signatures.............................................................................................     98



                                     PART I
                                     ------

Item 1.  BUSINESS.
-------------------

Overview
--------

        National Penn Bancshares, Inc. ("National Penn" or "we") is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. Our address is Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (Telephone number 610-367-6001).

        National Penn was incorporated in January 1982. We provide a diversified range of financial services, principally through our banking subsidiary, National Penn Bank. In addition, we conduct business through various direct or indirect, nonbank subsidiaries. These subsidiaries are engaged in activities related to the business of banking.

     o National Penn Bank is one of the largest commercial banks headquartered in southeastern Pennsylvania. It operates 66 community banking offices throughout nine counties in southeastern Pennsylvania.

     o At December 31, 2003, National Penn had total assets of $3.513 billion, total loans and leases of $2.271 billion, total deposits of $2.435 billion, and total shareholders' equity of $317.81 million.

     o For the year ended December 31, 2003, we reported record net income of $43.35 million compared to net income for the year ended December 31, 2002 of $36.23 million, an increase of 19.7%.

     o As of December 31, 2003, we, together with our banking subsidiary, National Penn Bank, had a reserve for loan and lease losses of $49.265 million, which represents 2.17% of total loans and leases outstanding of $2.271 billion.

     o At the end of 2003, we experienced our twenty-sixth consecutive year of increased earnings and increased dividends.

     o National Penn, together with National Penn Bank prior to formation of the bank holding company, have paid cash dividends without interruption for more than 128 years.

Market Area
-----------

        National Penn is headquartered in Boyertown, Berks County, Pennsylvania. Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading to the west.

        We serve communities throughout southeastern Pennsylvania. Specifically, we have a nine-county market area--Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia. Within this geographic region, there are four distinct market areas:

     o the Reading/Berks County area, an area in which the service industry is increasingly replacing the old-line manufacturing industry;

     o the Allentown/Lehigh Valley area, consisting of Lehigh and Northampton Counties, also an area in which a growing service industry is replacing the old-line manufacturing industry;

     o the five-county Philadelphia metropolitan area; consisting of Philadelphia and its suburbs in Bucks, Chester, Delaware and Montgomery Counties; and

     o    Lancaster County, an area with a significant agricultural economy.

        National Penn's largest presence is in the Reading/Berks County area, where 17 of our 66 community offices are located.

Competition
-----------

        The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including:

     o    Commercial banks;

     o    Savings and loan associations;

     o    Finance companies;

     o    Credit unions;

     o    Trust companies;

     o    Mortgage companies;

     o    Money market mutual funds;

     o    Insurance companies; and

     o    Brokerage and investment firms.

        Many of these competitors are significantly larger than National Penn; have greater resources, lending limits and larger branch systems; offer a wider array of banking services than National Penn; and are long-established in their geographic markets (some of which have only been recently entered by National
Penn). See "General Development of Business" below.

        In addition, some of these competitors are subject to a lesser degree of regulation than that imposed on National Penn.

        Many of these competitors have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, including many of the largest ones. Most probably, this development will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. See "Gramm-Leach-Bliley Act" below.

Business Strategy
-----------------

        We believe that as a result of consolidation in our marketplace, there is a strong need for super community banks to serve small and middle market customers. Our goal is to become the most highly regarded financial institution in the markets we serve. We intend to accomplish this goal by combining the sophisticated products and fee-based services of a major regional bank with the personal attention, service and responsiveness of a community bank. We believe this strategy results in greater profitability than a typical community bank. The primary components of our business strategy are commercial banking, niche marketing, development of fee income, consumer banking and enhanced customer service.

        Commercial Banking. Commercial banking has been our historic and ongoing business focus. Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $50 million who generally do not receive the attention of our larger, more nationally focused competitors. Many of these customers require us to have an acute understanding of their business in order for us to be able to customize solutions to their financial requirements. We believe that this helps to distinguish us from our competitors. We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans and other commercial loans. As of December 31, 2003, our commercial loan portfolio was $1.754 billion, which represents 77% of our total loans outstanding.

        Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. In order to serve small businesses better, National Penn Bank was named an "SBA Preferred/Express Lender" by the U.S. Small Business Administration. Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration. During 2003, National Penn Bank originated over $23.7 million of loans that qualified for U.S. Small Business Administration guarantees. National Penn Bank was ranked as the 71st largest SBA lender in the United States in the Coleman Report's listing of the top 100 SBA 7(a) lenders for the year ended September 30, 2003.

        Niche Marketing. An important component of our business strategy is the development of business lines that give us higher margin opportunities. We are continually assessing the markets within which we operate in order to identify and seize upon opportunities where we believe a market segment is being under-served. Once identified, we focus on customizing solutions that are beneficial to the user and profitable to us.

        An example is the creation of our Manufacturing Group in December 1999. The Manufacturing Group is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners through the Manufacturing Group's Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges. At December 31, 2003, the Manufacturing Group managed relationships with loans outstanding of approximately $121.0 million.

        Another example is our International Banking Group. Through the International Banking Group, we offer comprehensive trade finance products and services to assist our business customers that are importing, exporting or otherwise operating internationally. The International Banking Group has been in operation since June 2001.

        A third example is our Government Banking Group, formed in 2001, which serves the unique banking needs of local government entities such as school districts, municipalities and townships. At December 31, 2003, our Government Banking Group deposits totaled $265.2 million.

        Development of Fee Income. We have formed a number of specialized investment, insurance and lending subsidiaries to develop fee income and to serve specific markets.

        We provide trust and investment management services through Investors Trust Company, our trust company subsidiary. We also provide investment management services through FirstService Capital, Inc. In total, Investors Trust Company and FirstService Capital manage approximately $1.04 billion for over 2,300 individual and corporate customers.

        We provide brokerage services through Penn Securities, Inc. and insurance services through FirstService Insurance Agency, Inc. FirstService Insurance Agency generated over $2.7 million in revenue in 2003 and serves over 4,700 customers. We conduct mortgage banking activities through Penn 1st Financial Services, Inc. We offer commercial equipment leasing services through National Penn Leasing Company. For the year ended December 31, 2003, our efforts produced fee income of $41.3 million compared to $36.6 million for the year ended December 31, 2002.

        Consumer Banking. We offer a full range of deposit accounts, which include demand, NOW, money market, certificates of deposit and other checking and savings accounts. We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, multi-family loans, educational loans and credit cards. In addition, we offer automated teller services through an inter-bank automated teller system, safe deposit and night depository facilities and internet banking services, including on-line bill paying. We also offer a range of services to high net worth individuals through our Private Wealth Management Group, which combines our Private Banking Group with the wealth management services of Investors Trust Company and FirstService Capital.

        Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places great emphasis on customer service. We have segmented our market into divisions based primarily on geographic considerations. Each division is managed by a division president who reports to our chief delivery officer. Our chief delivery officer coordinates our sales and servicing efforts in order to serve effectively our current customers and to gain new customers. The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer. We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services needs.

General Development of Business
-------------------------------

        National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874. National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the bank. National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

        Since 1998, National Penn has grown significantly. Growth has been generated both internally and through acquisitions and mergers that have either "filled in" or extended our market reach. At December 31, 1998, National Penn had $1.8 billion in net assets, and National Penn Bank conducted operations through 50 community offices. At December 31, 2003, National Penn had $3.5 billion in net assets, and National Penn Bank conducted operations through 66 community offices.

        The following highlights major developments in our business of the last six years:

        1998. In mid-year, we entered into an agreement to acquire Elverson National Bank, a community bank headquartered in Elverson, Chester County, Pennsylvania, with eight other community offices in Chester, Berks and Lancaster Counties, Pennsylvania. This acquisition would substantially strengthen our retail and commercial banking presence in Chester County. Penn Securities, Inc. began operations as our full-service broker/dealer subsidiary, replacing a third party vendor and augmenting our trust and asset management operations at Investors Trust Company. We also formed the National Asian Bank division of National Penn Bank to better serve the Asian business community in the Delaware Valley and greater Philadelphia area.

        1999. At the beginning of the year, we completed the acquisition of Elverson National Bank, acquiring assets of $324.6 million. We then merged it into National Penn Bank. In keeping with our strategy to increase fee-based revenues, we began operations of our separate mortgage company, National Penn Mortgage Company, now named Penn 1st Financial Services, Inc. Also, Investors Trust Company formed its Private Wealth Management Group to provide personalized, comprehensive service to individuals of substantial wealth. National Penn Bank was named a "Preferred/Express Lender" by the U.S. Small Business Administration.

        2000. In February, as part of our niche marketing strategy, we entered into an agreement to acquire Panasia Bank, a community bank headquartered in Ft. Lee, New Jersey which, like our National Asian Bank Division at the time, was focused on providing banking and other financial services to Asian-American businesses and individuals. We completed this acquisition in mid-year; later in the year, we converted Panasia's New Jersey state charter to a national bank charter, which furthered the expansion of Panasia's business. At December 31, 2000, Panasia had four community offices in northern New Jersey and assets of $128.7 million. In July, we entered into an agreement to acquire Community Independent Bank, Inc. and its subsidiary, Bernville Bank, N.A. The acquisition of Bernville Bank would further extend our retail operations into western Berks County. Also during the year, National Penn Bank formed its Manufacturing Group, a group of financial specialists dedicated to helping manufacturing firms increase profits and solve industry-specific challenges.

        2001. In January, we completed the acquisition of Community Independent Bank, Inc. and then merged its subsidiary, Bernville Bank, N.A., into National Penn Bank. In this transaction, National Penn Bank acquired four community offices in western Berks County, with $103 million in assets. Later during the year, we transferred the assets, liabilities and business of National Penn Bank's National Asian Bank Division to Panasia Bank, N.A., creating a larger unified entity better able to focus on serving the Asian-American communities in northern New Jersey and southeastern Pennsylvania. Also during the year, National Penn Bank formed the Government Banking Group to serve the unique banking needs of local government entities such as school districts, municipalities and townships, and the International Banking Group to help companies enter global markets, increase their international sales and profitability and reduce the various risks of their international operations.

        2002. In early 2002, National Penn Bank began a unified branding campaign emphasizing use of the "National Penn Bank" brand-name and phasing out the use of historically-based divisional names other than those relating to our most recent acquisitions. We also formed National Penn Leasing Company as a new commercial equipment leasing company. In August, we raised capital by issuing $63.25 million of 7.85% trust preferred securities. In September, we entered into an agreement to acquire FirstService Bank, a community bank headquartered in Doylestown, Bucks County, with seven community offices in Bucks and Montgomery Counties. This acquisition would substantially strengthen our retail and commercial banking presence in Bucks County, as well as strengthen our asset management and insurance businesses. In October, we used a portion of the net proceeds of the August trust preferred securities offering to redeem all $40.25 million of our 9% trust preferred securities issued in 1997. Late in the year, we decided to re-focus all of our efforts on our core southeastern Pennsylvania markets.

        2003. In February, we completed the FirstService Bank acquisition, acquiring assets of $367 million, by merging FirstService Bank into National Penn Bank. This transaction substantially increased our presence in the Bucks County marketplace. Given our decision to re-focus our efforts on our core southeastern Pennsylvania markets, in February, we entered into an agreement to sell our Panasia Bank, N.A. subsidiary to Woori America Bank for $34.5 million in cash. This sale was completed in September. In April, in a market extending acquisition, we entered into an agreement to acquire HomeTowne Heritage Bank, a community bank with $165 million in assets and four community offices located in Lancaster County. We acquired HomeTowne Heritage Bank in December and merged it into National Penn Bank, strengthening our efforts to expand our business in the Lancaster County market. In December, we entered into an agreement to acquire Peoples First, Inc. and its banking subsidiary, The Peoples Bank of Oxford. Peoples has assets of approximately $456 million, with eight community offices in southern Chester County and Lancaster County and one community office in Cecil County, Maryland. This acquisition would substantially strengthen our market position in southern Chester County and Lancaster County and provide us with an entry into Maryland. Subject to required regulatory approvals and approval by Peoples First shareholders, we expect to complete this transaction in second quarter 2004.

Lending
-------

        Underwriting and Credit Administration
        --------------------------------------

         Our Board of Directors has established comprehensive lending practices. Our policies require that loans meet sound underwriting criteria. A Board-appointed committee (Executive Credit Committee) approves loan authority for certain officers to be used individually or jointly and for various loan committees of National Penn Bank. Any loan request for an amount exceeding individual or joint approval levels must be approved by one of two credit committees. The first committee (the Commercial Credit Committee) consists of Wayne Weidner (National Penn Chairman and Chief Executive Officer), Glenn Moyer (National Penn President and National Penn Bank CEO), Paul McGloin (Chief Lending Officer), Garry Koch (Chief Credit Officer) and Hugh Marshall (Senior Vice President and Regional Credit Officer). This committee considers commercial business loan requests from $7.5 million up to $12.5 million and commercial real estate loan requests from $5.0 million up to $10.0 million. The second committee (the Executive Credit Committee) consists of Messrs. Weidner, Moyer, McGloin and Koch, together with independent non-employee National Penn Bank directors John
H. Body, J. Ralph Borneman, Jr., C. Robert Roth and Stratton D. Yatron. This committee considers commercial business loan requests in excess of $12.5 million and commercial real estate loan requests in excess of $10.0 million. All loans approved in excess of $10.0 million are reported to the National Penn Bank Board of Directors.

         National Penn Bank originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, and purchases some leases through other financial institutions.

         As part of our credit administration process, we have an asset quality review performed by an outside consultant. Their review consists of sampling the commercial business and commercial real estate portfolio, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality. National Penn Bank's Chairman, CEO and senior lending personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within this portfolio. The results are reviewed by the Board of Directors monthly.

Loan Portfolio
--------------

         At December 31, 2003 and December 31, 2002, our portfolio was composed of the following loan types.




                                                       Percentage of                           Percentage of
                                    December 2003        Portfolio        December 2002         Portfolio
                                    -------------      --------------     ---------------      -------------
Commercial Real Estate
     Commercial Properties          $  217,157,421         9.56%         $  186,744,867           10.46%
     Residential Subdivision           153,475,505         6.76              89,360,567            5.01
     Multifamily                        67,489,263         2.97              74,225,618            4.16
Commercial Business Loans
     Commercial Term Loans &
     Mortgages                         946,722,760        41.69             617,928,550           34.60
     Lines of Credit                   289,705,972        12.76             212,866,294           11.92
     Leases                             17,605,258          .78                 673,103             .04
Consumer Loans
     Residential Mortgages             229,995,051        10.13             244,230,930           13.68
     Home Equity Loans                 128,665,230         5.67             151,501,032            8.49
     Home Equity Lines of Credit       157,457,671         6.93             131,650,876            7.37
Other Loans                             62,425,588         2.75              76,225,478            4.27
                                    --------------                       --------------
Total Loans                         $2,270,699,719       100.00%         $1,785,407,315          100.00%
                                    ==============                       ==============



         Commercial Lending
         ------------------

         General - A majority of National Penn Bank's loan assets are loans to business owners of many types. National Penn Bank makes commercial loans for real estate development, equipment financing, account receivables and inventory financing and other purposes as required by the broad spectrum of borrowers. Commercial loans by their nature carry higher risk than loans to consumers. The changes in commercial borrowers' financial condition and cash flow plus the potential volatility in the value of collateral held makes commercial lending a higher risk form of lending. Consequently, a greater percentage of National Penn Bank's resources and the staff's time are devoted to monitoring this area of the portfolio.

         National Penn Bank's credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, loans will be limited to 85% of real estate values, 75% of new equipment, 80% against eligible accounts receivable and 50% or less against finished inventory or raw material. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or the term of the loan.

         Below are different loan types and descriptions offered to National Penn Bank's commercial loan customers.

        Commercial Real Estate
        ----------------------

        Commercial properties - These loans include both construction loans and long-term loans financing commercial properties such as office buildings, retail strip malls, and medical office buildings. All properties in this category are non-owner occupied. Repayment of this kind of loan is dependent upon the resale of or lease of the subject property. Loan terms range from one year to 20 years. Interest rates can be either floating or fixed rates.

Fixed rates are generally set for periods of three to seven years with either a rate reset provision or a balloon payment.

         Residential Subdivision - These loans are made to residential subdivision developers for the building of residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses. Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers. Terms of the loan are generally for one to two years, with an option to extend the loan for six months. Interest rates are usually floating, generally based on the Wall Street Journal prime rate plus an increment.

         Multifamily - These loans provide the construction and/or long term financing of greater than five unit residential properties that are for lease. Loan terms are generally from one year to 20 years with some loans amortizing over 25 years. Interest rates can be either floating or fixed for three to 10 year periods. These loans are repaid from the lease of the individual units.

         Commercial Business Loans
         -------------------------

         Loans in this general category are made to proprietors, professionals, partnerships and corporations. Repayment of this kind of loan generally comes from the cash flow of the business. The assets financed are used within the business for its ongoing operation.

         Commercial Term Loans and Mortgages - These loans are typically used to finance the equipment and the owner-occupied real estate needs of the borrower. Terms will range from 3 to 25 years dependent upon the economic life of the asset financed. Interest rates will be either floating or fixed for periods up to 10 years. Many loans, although written with extended amortizations, will actually require balloon payments at 3, 5, or 10 years.

         Commercial Lines of Credit - As of December 31, 2003, National Penn Bank has lines of credit representing $757 million in commitments to business owners. The lines finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses. Lines of credit allow the business owner to borrow, repay, and reborrow funds on an as needed basis up to a pre-determined maximum level. Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided. Typical collateral for a line of credit will consist of the borrower's accounts receivable, inventory, machinery and equipment. Sometimes the collateral will include the business real estate or the business owner's personal residence. Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash. Interest rates are usually floating and are generally based on Wall Street Journal Prime rate, or the 30 day London InterBank Offered Rate (LIBOR).

         National Penn Bank is a preferred lender as designated by the U.S. Small Business Administration (SBA). As such, National Penn Bank originates loans to business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 85% of the loan amount dependent on the form of the loan. SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory. The term of SBA loans can range from a few months up to 20 years dependent upon the purpose and collateral offered. SBA regulations limit interest rates and terms.

         In calendar year 2003, National Penn Bank originated $23.7 million SBA guaranteed loans, up from $21.6 million originated in 2002.

         Leasing - National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC). NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation and construction sectors. Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment. Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the leasee as well as the type of equipment involved. NPLC started business in December 2002 and by December 31, 2003, had total leases outstanding of $17.6 million.

         Consumer Lending
         ----------------

         General - National Penn provides loans to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs. Through its subsidiary, Penn 1st Financial Services, National Penn Bank originates first lien residential mortgages throughout southeastern Pennsylvania, New Jersey, Virginia, North Carolina and South Carolina. In 2003, Penn 1st originated $411.7 million in residential mortgages and in 2002, $279.7 million. All of these residential mortgages are sold to secondary market investors or held within National Penn Bank's investment or loan portfolios. At year-end 2003, the residential mortgages held in the National Penn Bank's loan portfolio totaled $230.0 million compared to $244.2 million as of December 31, 2002. The bulk of the mortgage banking originations occurred in the first half of 2003, and National Penn Bank securitized $123.8 million in 2003, which accounts for the decrease in mortgage banking income.

        Throughout its nine county southeastern Pennsylvania market, National Penn Bank provides home equity loans, home equity lines of credit and other consumer loans through its community offices and Private Banking division. The majority of National Penn Bank's consumer loans are secured by the borrower's residential real estate in either a first or second lien position. National Penn Bank requires a loan to value ratio of not greater than 80% on this portfolio with some exceptions based on the borrower's financial strength. National Penn Bank originates all of its home equity loans and home equity lines of credit directly with its customers. National Penn Bank does have a small indirect loan portfolio in which the transactions are initiated through a third party, generally an auto dealer or equipment vendor, and subsequently funded by National Penn Bank. This "indirect" loan portfolio had total loans outstanding at December 31, 2003, of $3.2 million.

Investment Policies and Strategies
----------------------------------

        The investment portfolio consists of two parts: the National Penn Bank portfolio and the National Penn Investment Company portfolio. The Bank portfolio totaled $896.3 million and $614.7 million at December 31, 2003 and December 31, 2002, respectively. The investment company portfolio was $35.1 million at December 31, 2003 and $33.4 million at December 31, 2002, respectively. Investor's Trust Company and Penn Securities, Inc. have small investment portfolios totaling $2.9 million as a vehicle to invest their capital.

        National Penn Bank's investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of the bank investment portfolio is to provide a secondary source of liquidity, and the secondary purpose is to provide a source of income. With liquidity as the primary focus, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio to provide a steady cash flow stream. Virtually all of the bank's investment portfolio supports our funding pledging needs. In addition to the factors discussed, we follow a strategy of shortening the duration of the bank portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. With rates dropping the past two years, we have shortened the duration of the portfolio, generally buying only securities with a maximum term of five years. However, we still have bonds in the investment portfolio that we purchased in the late 1980's when rates were much higher. At that time, we purchased bonds with final maturities as long as 20 years. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we always consider the impact of the investment portfolio in the Company's overall interest rate risk position. We therefore might adjust this strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

        In 2002 and 2003, we pooled our own production of ten and fifteen year fixed rate mortgage loans and converted the loans to FHLMC securities in order to transfer assets to the investment portfolio. This is a more price-efficient way to add mortgage-backed securities to our portfolio as compared to purchasing mortgage-backed securities in the secondary market. These loans, when securitized, are more liquid and also support our deposit pledging needs.

        The investment company's portfolio consists primarily of investments in other commercial banks. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains.

The common stock is readily marketable, but there is not an active secondary market in the trust preferred securities. Our strategy in the trust preferred portfolio is to invest in other banks where we can understand the financial performance and risks involved, while enjoying a higher return. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, at $29.0 million, is small so the impact on capital is not material.

Operating Segments
------------------

        National Penn has one reportable segment, Community Banking (consisting of National Penn Bank), and certain other non-reportable segments, as described in Note 21 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. Note 21 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Products and Services with Reputation Risk
------------------------------------------

        National Penn and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies becomes dissatisfied or objects to any product or service offered by National Penn or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on National Penn's reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on National Penn's reputation.

Other Bank Investments
----------------------

        National Penn owns, indirectly through National Penn Investment Company, approximately 22% of The Pennsylvania State Banking Company, a Pennsylvania bank holding company headquartered in Camp Hill, Pennsylvania. Its subsidiary, Pennsylvania State Bank, began operations as a bank in May 1989. For financial reporting purposes, we account for our investment in this company using the equity method of accounting.

Future Acquisitions
-------------------

        Our acquisition strategy consists of identifying financial institutions with business philosophies that are similar to ours, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. Other than the pending acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford discussed above, we currently have no formal commitments with respect to future acquisitions, although discussions with acquisition candidates take place frequently.

Concentrations, Seasonality
---------------------------

        We do not have any portion of our businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business. No substantial portion of loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in southeastern Pennsylvania. Our businesses are not seasonal in nature.

Environmental Compliance
------------------------

        Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2003, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2004.

Employees
---------

        At December 31, 2003, National Penn and its subsidiaries had 1,074 full- and part-time employees.

Website Availability of Reports
-------------------------------

        We maintain a website at: www.nationalpennbancshares.com. We make our Forms 10-K, 10-Q and 8-K (and amendments to each) available on this website free of charge at the same time as those reports are filed with the SEC (or as soon as reasonably practicable following that filing).

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

        The Gramm-Leach-Bliley Act of 1999 ("GLBA") established a new kind of bank holding company called a "financial holding company". Although National Penn believes that it is eligible to do so, National Penn has not elected to become a "financial holding company." See "Gramm-Leach-Bliley Act".

        Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve's regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its "source of strength" regulations, may require National Penn to commit its resources to provide adequate capital funds to National Penn Bank during periods of financial stress or adversity. This support may be required at times when National Penn is unable to provide such support.

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

        The BHCA prohibits National Penn from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the Federal Reserve. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

        Dividend Restrictions
        ---------------------

        National Penn is a legal entity separate and distinct from National Penn Bank and National Penn's other direct and indirect nonbank subsidiaries.

        National Penn's revenues (on a parent company only basis) result almost entirely from dividends paid to National Penn by its subsidiaries. The right of National Penn, and consequently the right of creditors and shareholders of National Penn, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of National Penn Bank), except to the extent that claims of National Penn in its capacity as a creditor may be recognized.

        Federal and state laws regulate the payment of dividends by National Penn's subsidiaries. See "Supervision and Regulation - Regulation of National Penn Bank".

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

        The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be "Tier 1 capital". Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("Tier 2 capital"). At December 31, 2003, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 9.74% and 11.0%, respectively.

        In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio". This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2003, National Penn's leverage ratio was 7.84%.

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

        Under these regulations, an institution is considered "well capitalized" if it satisfies each of the following requirements:

     o    It has a total risk-based capital ratio of 10% or more

     o    It has a Tier 1 risk-based capital ratio of 6% or more

     o    It has a leverage ratio of 5% or more.

     o It is not subject to any order or written directive to meet and maintain a specific capital level.

        At December 31, 2003, National Penn Bank qualified as "well capitalized" under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

        FDIC Insurance Assessments
        --------------------------

        National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"). These assessments fund both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. They are based on the risk classification of the depository institutions. National Penn Bank was not subject to any regular insurance assessments by the FDIC in 2003. Under current FDIC practices, National Penn Bank does not expect to be required to pay regular insurance assessments to the FDIC in 2004.

        In 1996, the SAIF was recapitalized. As part of the recapitalization, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government's related bond payments. The current annualized rate established by the FDIC for both BIF-insured deposits and SAIF-insured deposits is $.017 per $100 of deposits. These bonds mature in 2017.

Regulation of National Penn Bank
--------------------------------

        The operations of National Penn Bank are subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. These operations are also subject to regulations of the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve, and the FDIC.

        The OCC, which has primary supervisory authority over National Penn Bank, regularly examines banks in such areas as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than National Penn's shareholders. The bank must furnish annual and quarterly reports to the OCC, which has the legal authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

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

        Under the National Bank Act, National Penn Bank is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the FDIA, the bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

        As a subsidiary bank of a bank holding company, National Penn Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans.

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

        National Penn Bank's direct nonbank subsidiaries are subject to regulation by the OCC. In addition, Penn Securities, Inc., as a broker-dealer and investment advisory firm, is regulated by the Securities and Exchange Commission, various state securities regulators and the National Association of Securities Dealers, Inc. National Penn Bank's insurance agency subsidiaries are each also subject to regulation by the Pennsylvania Insurance Department. In addition to regulation by the OCC, FirstService Capital, Inc., an investment advisory firm, is subject to regulation by the SEC, various state securities regulators and the NASD.

Monetary and Fiscal Policies
----------------------------

        The financial services industry, including National Penn and National Penn Bank, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

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

        Bank holding companies that do not qualify to become, or do not elect to become FHCs are limited in their activities to the activities permitted by law and regulation on March 11, 2000, the effective date of that portion of GLBA. Although National Penn believes that it is eligible to do so, National Penn has not elected to become a "financial holding company." National Penn has, instead, continued to utilize the continuing authority of national banks to create "operating subsidiaries" to expand its business products and services.

        GLBA also authorizes national banks to create "financial subsidiaries". This is in addition to the present authority of national banks to create "operating subsidiaries". A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A "financial subsidiary" can engage in most, but not all, of the newly authorized activities. National Penn Bank has not created any "financial subsidiaries".

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

        Information about the amounts of interest rate swaps is set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements included at
Item 8 of this Report. In 2003, interest rate swaps had the effect of increasing National Penn's net interest income by $1.48 million from what would have been realized had National Penn Bank not entered into the swap agreements.

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

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments on these letters of credit as of December 31, 2003 is $54.5 million and they expire through 2008. The amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for these loans. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

         Acquired Loans
         --------------

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

        Variable Interest Entities
        --------------------------

        In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

         Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46. NPB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. NPB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. NPB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate NPB Trust II as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

         Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require NPB to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II's expected residual returns. Accordingly, the Company will deconsolidate NPB Capital Trust II at the end of the first quarter, which will result in an increase in outstanding debt by $2.71 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by NPB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as NPB Capital Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

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

     Other than Temporary Impairment and Its Application to Certain Investments
     --------------------------------------------------------------------------

        The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that have an unrealized loss and are considered impaired at December 31, 2003, but the Company has not recorded an other-than-temporary impairment, as defined by SFAS No. 115. The disclosure provisions under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

     o Pending or completed sales of businesses or assets, and the benefits anticipated in those transactions.

     o    Other matters.

        Many of these statements can be identified by looking for words such as "believes", "expects", "anticipates", "estimates", "projects" or similar words or expressions.

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

     o National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

     o Expansion of National Penn's products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

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

     o Business development in newly entered geographic areas, including those entered by mergers and acquisitions, may be more difficult, and take longer, than expected.

     o Competitive pressures may increase significantly and have an adverse effect on National Penn's pricing, spending, third-party relationships and revenues.

     o Customers may substitute competitors' products and services for National Penn's products and services, due to price advantage, technological advantages, or otherwise.

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

     o Growth and profitability of National Penn's non-interest income or fee income may be less than expected, including income from mortgage banking activities.

     o General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn's loan portfolio and allowance for loan losses.

     o Expected synergies and cost savings from mergers and acquisitions may not be fully realized or realized as quickly as expected.

     o Revenues and loan growth following mergers and acquisitions, may be lower than expected.

     o Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions may be greater than expected.

     o Business opportunities and strategies potentially available to National Penn after mergers and acquisitions may not be successfully or fully acted upon.

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

     o    There may be unanticipated regulatory rulings or developments.

     o Changes in consumer spending and savings habits could adversely affect National Penn's business.

     o Negative publicity with respect to any National Penn product or service, whether legally justified or not, could adversely affect National Penn's reputation and business.

     o Various domestic or international military or terrorist activities or conflicts may have a negative impact on National Penn's business as well as the foregoing and other risks.

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

     o    Short-Term Borrowings.

     o    Return on Equity and Assets; Dividend Payout Ratio.


Item 2.  PROPERTIES.
--------------------

        National Penn does not own or lease any property. As of December 31, 2003, National Penn Bank owns 45 properties in fee and leases 42 other properties; and National Penn's other direct and indirect subsidiaries lease 5 properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

        The principal office of National Penn and National Penn Bank is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

        National Penn Bank presently has 66 community offices located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia. In addition to these offices, National Penn Bank presently owns or leases 64 automated teller machines located throughout the nine-county area, all of which are located at bank office locations except for 9 that are "free-standing" (not located at an office).


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

          None.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------



        The principal executive officers of National Penn are as follows:

                                       Principal Business Occupation
Name                      Age          During the Past Five Years
----                      ---          ----------------------------------------

Wayne R. Weidner           61          Chairman and Chief Executive Officer of National Penn.
                                       Chairman, President and Chief Executive Officer of National Penn from
                                       January 2002 until December 2003. President and Chief Executive
                                       Officer of National Penn in 2001, and President from 1998 to 2000.
                                       Also, Chairman of National Penn Bank.

Glenn E. Moyer             53          President of National Penn and Chief Executive Officer of National Penn Bank since
                                       December 2003.  Executive Vice President of National Penn since April 2001 and President and
                                       Chief Operating Officer of National Penn Bank since January 2001.  Executive Vice President and Chief Lending Officer of National Penn Bank and President of National Penn Bank's
                                       Elverson Division from January 1999 to January 2001. Prior to that, he was President, Chief
                                       Executive Officer and a director of Elverson National Bank.

Bruce G. Kilroy            54          Group Executive Vice President and Chief Delivery Officer of National Penn Bank since
                                       January 2001.  President of National Penn Bank's Lehigh Valley Division from February 1997 to
                                       January 2001.

Garry D. Koch              49          Group Executive Vice President and Chief Credit Officer of National Penn Bank since
                                       January 2001.  Executive Vice President of National Penn Bank from September 1997 to January
                                       2001.

Paul W. McGloin            56          Group Executive Vice President and Chief Lending Officer of National Penn Bank since
                                       January 2002. Executive Vice President of National Penn Bank from March 2001 to January 2002.
                                       President of National Penn Bank's Main Line/Chestnut Hill/Philadelphia Division since March
                                       2001.  Prior thereto, Managing Director, Capital Markets, of First Union National Bank.

Sharon L. Weaver           56          Group Executive Vice President, Human Resources/Branch Administration/Retail
                                       Banking/Marketing of National Penn Bank since January 2001. Executive Vice
                                       President of National Penn Bank from April 1998 to January 2001.

Sandra L. Spayd            60          Secretary and Corporate Governance Officer of National Penn.  Group Executive Vice
                                       President and Corporate Secretary of National Penn Bank since January 2004.  Executive Vice
                                       President and Corporate Secretary of National Penn Bank from January 2002 to January 2004.
                                       Senior Vice President and Corporate Secretary of National Penn Bank prior to January 2002.







Gary L. Rhoads             49          Treasurer and Chief Financial Officer of National Penn.  Group Executive  Vice President and
                                       Chief Financial Officer of National Penn Bank since January 2001. Executive Vice President,
                                       Controller and Cashier of National Penn Bank prior to January 2001.

Michael R. Reinhard        46          Group Executive Vice President of National Penn Bank since January 2004.  Executive Vice
                                       President of National Penn Bank from January 2002 to January 2004.  Senior Vice President of
                                       National Penn Bank prior to January 2002.

        Executive officers of National Penn are elected by the Board of Directors and serve at the pleasure of the Board. Executive Officers of National
Penn Bank are appointed by the Board of Directors of National Penn Bank and serve until they resign, retire, become disqualified, or are removed by the Board.


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

         The following table reflects the high and low closing sale prices reported for National Penn's common stock, and the cash dividends declared on National Penn's common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid on September 30, 2003 and December 27, 2002.



                                            MARKET VALUE OF COMMON STOCK

                                                     2003
                                               ------------------
                                               High           Low
                                               ----           ----
          lst Quarter                         $26.03         $22.13
          2nd Quarter                          28.89          26.10
          3rd Quarter                          29.66          25.76
          4th Quarter                          34.20          28.10

                                                     2002
                                               ------------------
                                               High           Low
                                               ----           ----
          lst Quarter                         $22.29         $20.10
          2nd Quarter                          25.40          22.04
          3rd Quarter                          26.00          21.00
          4th Quarter                          26.02          20.76

                                       CASH DIVIDENDS DECLARED ON COMMON STOCK

                                              2003             2002
                                              ----             ----
          1st Quarter                         $.21            $.20
          2nd Quarter                          .22             .20
          3rd Quarter                          .22             .20
          4th Quarter                          .24             .21


        The Trust Preferred Securities of NPB Capital Trust II are reported on Nasdaq's National Market under the symbol "NPBCO". These securities have a par value of $25 and the preferred dividend is 7.85%.

Item 6. SELECTED FINANCIAL DATA

Five-Year Statistical Summary
-----------------------------
 (Dollars in thousands, except per share data)

 Year Ended                                       2003            2002             2001             2000             1999
                                                ----------     ----------       ----------       ----------       ----------

BALANCE SHEET (1)
 Total assets                                   $3,512,574     $2,858,262       $2,727,482       $2,615,447       $2,351,968
 Total deposits                                  2,435,296      1,925,964        1,931,350        1,801,797        1,683,850
 Loans and leases, net (2)                       2,221,434      1,744,829        1,736,370        1,725,100        1,622,140
 Total investment securities                       934,375        650,930          597,687          563,980          529,411
 Total shareholders' equity                        317,813        222,360          195,682          183,216          154,938
 Book value per share (3)                            13.09          10.23             8.91             8.34             7.08
 Percent shareholders' equity to assets              9.05%          7.78%            7.17%            7.01%            6.59%


 Trust and other assets under management         1,038,756        778,246          843,755          905,682          834,585

 EARNINGS (1), (4)
 Total interest income                            $165,648       $163,178         $180,748         $188,588         $172,223
 Total interest expense                             51,099         61,098           90,330          102,326           86,765
                                                ----------     ----------       ----------       ----------       ----------
   Net interest income                             114,549        102,080           90,418           86,262           85,458
 Provision for loan and lease losses                 9,371         13,585            8,450            7,310            6,570
                                                ----------     ----------       ----------       ----------       ----------
   Net interest income after provision
      for loan and lease losses                    105,178         88,495           81,968           78,952           78,888
 Other income                                       41,285         36,550           32,186           26,603           24,037
 Other expenses                                    103,033         82,268           74,433           73,088           69,458
                                                ----------     ----------       ----------       ----------       ----------
   Income before income taxes                       43,430         42,777           39,721           32,467           33,467
 Income taxes                                        8,697          8,603            7,756            5,236            5,816
                                                ----------     ----------       ----------       ----------       ----------
   Net income from continuing operations            34,733         34,174           31,965           27,231           27,651
   Net income from discontinued operations           8,621          2,060              769              557                -
                                                ----------     ----------       ----------       ----------       ----------
   Net income                                      $43,354        $36,234          $32,734          $27,788          $27,651
                                                ==========     ==========       ==========       ==========       ==========

 Cash dividends paid                               $21,234        $17,664          $16,519          $14,538          $13,595
 Dividend payout ratio                              48.98%         48.75%           50.46%           52.32%           49.17%
 Return on average assets                            1.34%          1.30%            1.25%            1.13%            1.21%
 Return on average shareholders' equity              16.2%          17.4%            16.8%            17.3%            17.2%

 PER SHARE DATA (3)
 Basic earnings                                      $1.82          $1.66            $1.49            $1.27            $1.26
 Diluted earnings                                    $1.78          $1.64            $1.47            $1.26            $1.24
 Dividends paid in cash                               0.89           0.81             0.75             0.67             0.62
 Dividends paid in stock                                5%             5%               3%               5%               5%


 SHAREHOLDERS AND STAFF
 Average shares outstanding - basic*            23,813,291     21,816,702       22,033,623       21,849,503       21,963,159
 Average shares outstanding - diluted*          24,411,023     22,102,969       22,295,826       22,085,583       22,302,066
 Shareholders                                        3,684          3,346            3,338            3,115            3,110
 Staff--Full-time equivalents                          940            840              783              786              715



(1) Balances have been restated for the sale of Panasia Bank, N.A. which is being presented as discontinued operations.

(2)       Includes loans held for sale

(3) Restated to reflect a 5% stock dividend in 2003 and 2002, 3% stock dividend in 2001, and a 5% stock dividend in 2000 and 1999

(4) Results of operations are included for the FirstService Bank acquisition for the period February 25, 2003 through December 31, 2003 and HomeTowne Heritage Bank for the period December 12, 2003 through December 31, 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results. Current performance does not guarantee and may not be indicative of similar performance in the future. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements.

         The Company's strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business. The acquisitions of FirstService Bank in first quarter 2003 and HomeTowne Heritage Bank in fourth quarter 2003, the sale of Panasia Bank, N.A. in third quarter 2003, and the pending acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford in the second quarter 2004, represent strategic initiatives by the Company in furtherance of its focused goals.

         The financial information presented in this Management's Discussion and Analysis has been restated as a result of the sale of Panasia which is presented as discontinued operations under SFAS No. 144. The financial results exclude Panasia in the current year, and in 2002, 2001, and 2000. This presentation is intended to aid comparison of current year results with future results.

         The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. During this low interest rate environment, the Company pursued strategic balance sheet opportunities. In September 2003, the Company:

     o Refinanced $77.5 million in long-term Federal Home Loan Bank (FHLB) borrowings, incurring a prepayment fee of $4.6 million after taxes of $2.4 million, under the terms of the FHLB borrowing agreements. The Company lowered interest expense associated with borrowings from the Federal Home Loan Bank by 191 basis points and will enjoy lower borrowing costs for the next six years as a result of this transaction.

     o Sold approximately $35 million in investment securities available for sale resulting in an after tax loss of $240,000. This transaction allowed NPBC to re-deploy those funds into higher yielding investments.

         In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty. Forward-looking statements include information concerning possible or assumed future results of operations by the Company. When we use words such as "believe", "expect", "anticipate", or similar expressions, we are making forward-looking statements. Additional information concerning forward-looking statements is contained in this Form 10-K at Item 1. Business under the caption "Forward Looking Statements," which information is incorporated by reference into this Management's Discussion and Analysis.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              -----------------------------------------------------

        The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and predominant practice within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

         With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of June 30, 2003, the Company completed its testing which determined that no impairment write-offs were necessary. No other events occurred since the annual test completed June 30, 2003 to require additional impairment tests during 2003. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

                               FINANCIAL CONDITION
                               -------------------

        The Company completed the cash sale of its subsidiary Panasia Bank, N.A., for $34.5 million on September 11, 2003. This transaction is presented in the financial statements as discontinued operations. The sale resulted in a gain of $6.68 million after taxes of $1.8 million. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, and marketable securities of $84.4 million. Panasia's deposits totaled $188.2 million; it had no other borrowings. Panasia's total equity was $24.4 million. Net income from discontinued operations, net of income tax expense of $2.7 million for the year ended December 31, 2003 was $8.6 million.

         The financial information presented in this Management's Discussion and Analysis has been restated as a result of the sale of Panasia which is presented as discontinued operations under SFAS No. 144. The financial results exclude Panasia in the current year, and in 2002, 2001, and 2000. This presentation is intended to aid comparison of current year results with future results.

        At December 31, 2003, total assets were $3.513 billion, an increase of $654.3 million or 22.9% from the $2.858 billion at December 31, 2002. The increase in total assets excluding Panasia's assets of $207.3 million at December 31, 2002 was $861.6 million. The increase in assets in 2003 is reflected primarily in the loan category, the investment category and the goodwill and other intangibles category, which increased $476.6 million, $283.4 million and $102.3 million, respectively. The increase in assets as of December 31, 2003 is primarily due to the acquisition of FirstService Bank on February 25, 2003 and HomeTowne Heritage Bank on December 12, 2003, which had $367.1 million and $165.8 million in assets, respectively, at time of acquisition. Total assets at the end of 2002 increased $130.8 million or 4.6% over the $2.727 billion at year-end 2001.

LOAN PORTFOLIO
--------------

        Net loans and leases, including loans held for sale, increased to $2.221 billion during 2003, an increase of $476.6 million or 27.3% compared to 2002. Net loans increased $8.5 million in 2002 or .48% compared to 2001. The Company gained $219.2 million in net loans due to the addition of FirstService Bank and $154.6 million in net loans from the addition of HomeTowne Heritage Bank. The Company sold $17.3 million in manufactured housing loans in April 2003 (substantially all such loans, which the Company had ceased originating in 2000) and securitized approximately $123.8 million in residential mortgages into mortgage-backed securities in second and fourth quarters 2003. The Company does not retain the servicing on loans sold. Adjusting for these transactions, core loan growth was 14.0% for the year ended December 31, 2003. Loans continue to increase at a modest pace as a result of the overall slow economy and the lack of capital goods spending by the Company's business customers. Residential mortgages originated for immediate resale during the year ended December 31, 2003 amounted to $224.6 million. The Company has $29.3 million in loans held for sale at December 31, 2003. At December 31, 2003 the Company had no significant exposure to energy and agricultural-related loans.

        The Company's loans are widely diversified by borrower, industry group, and geographical area in southeastern Pennsylvania. The following summary shows the year-end composition of the Company's loan portfolio:



                                                                         December 31,
                                         -----------------------------------------------------------------------------
                                               2003             2002            2001             2000          1999
             (In thousands)                    ----             ----            ----             ----          ----
Commercial and Industrial Loans and
Leases                                       $482,884         $355,977        $343,001         $308,179      $275,815
Real Estate Loans:
       Construction and Land Dev.             149,531          122,129         128,655          151,364       136,227
       Residential                            754,977          677,559         650,136          673,807       698,403
       Other (nonfarm, nonresidential)        828,843          574,443         575,747          552,279       482,018
Loans to Individuals                           54,464           55,299          79,280           77,195        65,028
                                           ----------       ----------      ----------       ----------    ----------
Total                                      $2,270,699       $1,785,407      $1,776,819       $1,762,824    $1,657,491
                                           ==========       ==========      ==========       ==========    ==========

        Maturities and sensitivity to changes in interest rates in certain loan categories in the Company's loan portfolio at December 31, 2003, are summarized below:

                                                                After One Year
                                        One year or Less*        to Five Years       After Five Years        Total
                                       --------------------    ------------------    ------------------   ------------
(In thousands)
Commercial and Industrial Loans
and Leases                                        $289,334              $112,053               $81,497       $482,884
Construction and Land Dev.                          65,301                72,279                11,951        149,531
                                                  --------              --------               -------       --------
                                                  $354,635              $184,332               $93,448       $632,415
                                                  ========              ========               =======       ========

* Demand loans, past-due loan and overdrafts are reported in "One Year or Less." An immaterial amount of loans have no stated schedule of repayments.

        Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2003, are summarized below:

                                      After One Year to Five Years         After Five Years
                 (In thousands)       ----------------------------         ----------------
Predetermined Interest Rate                               $120,579                  $82,211
Floating Interest Rate                                      63,753                   11,237
                                                          --------                  -------
Total                                                     $184,332                  $93,448
                                                          ========                  =======



        Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit that are at floating interest rates. The Company's outstanding lines of credit to customers total $366.1 million.

RISK ELEMENTS - LOANS
----------------------

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



                                                                        December 31,
                                        -----------------------------------------------------------------------------
                                             2003             2002             2001            2000            1999
                                             ----             ----             ----            ----            ----

  Nonaccrual Loans                         $13,673          $14,046          $14,234         $10,523         $13,505

  Loans  Past  Due 90 or More  Days as
  to Interest or Principal                     318              928           11,582           3,019           3,258
                                           -------          -------          -------         -------         -------
  Total Nonperforming Loans                 13,991           14,974           25,816          13,542          16,763

  Other Real Estate Owned                      735              318            1,013           1,485             890
                                           -------          -------          -------         -------         -------

  Total Nonperforming Assets               $14,726          $15,292          $26,829         $15,027         $17,653
                                           =======          =======          =======         =======         =======
  Gross Amount of Interest That
  Would Have Been Recorded at
  Original Rate on Nonaccrual
  and Restructured Loans                      $449             $709           $1,547          $1,272            $864
                                           -------          -------          -------         -------         -------

  Interest Received From
  Customers on Nonaccrual and
  Restructured Loans                           613              463              424           1,152             439
                                           -------          -------          -------         -------         -------

  Net Impact on Interest
  Income of Nonperforming
  Loans                                     ($164)             $246           $1,123            $120            $425
                                           =======          =======          =======         =======         =======


        Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $14.7 million at December 31, 2003, compared to $15.3 million at December 31, 2002, with a decrease in the loans 90 days past due and still accruing category. Nonaccrual loans represented $13.7 million and $14.0 million at December 31, 2003, and December 31, 2002, respectively. Loans 90 days past due and still accruing interest were $318,000 and $928,000 at December 31, 2003 and December 31, 2002, respectively. Additional discussion regarding this issue is set forth in the paragraph of this
Item 7 titled "Allowance for Loan Losses" on page 38.

        Other real estate owned was $735,000 at December 31, 2003 and $318,000 at December 31, 2002, respectively. Other real estate owned in 2003 was more typical of historical results. The Company had no restructured loans at December 31, 2003 or December 31, 2002. The allowance for loan losses to nonperforming assets was 334.5% and 265.4% at December 31, 2003 and December 31, 2002, respectively, with the increase in 2003 due to the decreased level of nonperforming assets discussed above. Another measure of the Company's credit quality is reflected by the ratio of net chargeoffs to total loans of 0.34% for 2003 versus 0.74% for the year 2002, and the ratio of nonperforming assets to total loans of .65% at December 31, 2003, compared to .74% at December 31, 2002. Net loan chargeoffs of $6.8 million during 2003 was typical compared to historical Company results and peer averages. Of the $6.8 million in net chargeoffs, $3.6 million were commercial and industrial loans.

        The Company has not engaged in any transactions with entities established and operated by former members of senior management or individuals with former management relationships with the Company.

INVESTMENT PORTFOLIO
--------------------

        Investments, which are the Company's secondary use of funds, increased $283.4 million or 43.5% to $934.4 million at year-end 2003. This increase was partially offset by investment sales, calls and maturities of $135.6 million and the amortization of mortgage-backed securities. The increase in 2003 is due to three factors; investment purchases of $431.9 million primarily in mortgage-backed securities and municipals, which included the securitization of approximately $123.8 million of conforming residential loans through Federal Home Loan Mortgage Corporation during the second and fourth quarters, and the additional of FirstService Bank's investment portfolio of $105.0 million on February 23, 2003. HomeTowne's investment portfolio totaled $2.3 million at the time of the acquisition. The residential mortgage securitizations resulted in the transfer of assets from the Company's loan portfolio to the investment portfolio where they are now held in the form of a mortgage-backed security. The purpose of these transactions was to provide greater liquidity for the loans as they are more readily saleable in the form of a security, as well as to provide collateral for the Company's cash management and municipal deposit programs. In 2002, the investment portfolio reflected an increase of $53.2 million or 8.9% compared to 2001. The increase in 2002 was due to the addition of $221.2 million primarily in mortgage-backed securities, which were partially offset by calls and maturities of securities, investment securities sales and payments on mortgage-backed securities.

A summary of investment securities available for sale at December 31, 2003, 2002 and 2001 follows (in thousands):



                                         2003                      2002                      2001
                              ------------------------ ------------------------- --------------------------
                                 Amortized     Fair       Amortized     Fair          Amortized     Fair
                                    Cost       Value         Cost       Value            Cost       Value
                              ------------  ---------  ------------  ----------   --------------  ---------

US Treasuries and Agencies         $111,183    $114,792    $ 37,826    $ 41,864      $ 46,141      $ 48,844
State and Municipal                 259,623     277,807     248,819     259,673       244,439       242,411
Mortgage-backed securities          480,803     484,746     292,552     301,225       261,232       264,311
Marketable equity secs. & other      53,781      57,030      47,661      48,168        41,099        42,121
                                   --------    --------    --------    --------      --------      --------
Total                              $905,390    $934,375    $626,858    $650,930      $592,911      $597,687
                                   ========    ========    ========    ========      ========      ========




        The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2003 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the "After 10 Years" category.

                                                  After 1 But      After 5 But
(Dollars in thousands)          Within 1 Year     Within 5 Yrs     Within 10 Yrs     After 10 Yrs        Total
                                -------------     ------------     -------------     ------------     ------------
                                Amt      Yld      Amt      Yld     Amt      Yld      Amt      Yld     Amt      Yld
                                ---      ---      ---      ---     ---      ---      ---      ---     ---      ---
US Treasury and Agencies         $4,091   5.17%   $88,572  3.96%   $22,129   6.53%        --    --%  $114,792   4.50%
State and Municipal               1,322   8.39%    24,177  5.61%    46,079   6.93%   206,229  8.00%   277,807   7.62%
Mortgage-backed securities           50   6.26%   166,086  3.33%   133,503   4.07%   185,107  4.86%   484,746   4.12%
Marketable equity secs. and
 other                              304     --%     1,993    --%      ---      --%    54,733    --%    57,030     --%
                                 ------   ----   --------  ----   --------   ----   --------  ----   --------   ----
Total                            $5,767   5.97%  $280,828  3.73%  $201,711   4.99%  $446,069  6.76%  $934,375   5.46%
                                 ======   ====   ========  ====   ========   ====   ========  ====   ========   ====


OTHER ASSETS
------------

        Other assets, which is comprised of premises and equipment, accrued interest receivable, bank owned life insurance policies and all other assets increased to $258.4 million, an increase of $127.3 million compared to the $131.1 million at December 31, 2002. Goodwill and other intangibles accounted for $102.2 million in the increase, premises and equipment increased $15.2 million due to the FirstService and HomeTowne Heritage Bank acquisitions, as well as de novo branches, and bank owned life insurance increased $11.6 million, due to the acquisitions and the increased cash surrender value of the insurance policies held by NPB. In 2002, other assets decreased $1.7 million or 1.3% compared to 2001.

        In 1998 and 1999, the Company invested in bank owned life insurance
(BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best, and the earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company's balance sheet and are subject to full regulatory capital requirements.

DEPOSITS
--------

        As the primary source of funds, aggregate deposits of $2.435 billion increased $509.3 million or 26.5% compared to 2002. The increase is due to the additions of FirstService deposits of $288.9 million and HomeTowne deposits of $134.4 million and growth of $86.0 million. Non-interest bearing deposits increased $90.3 million and interest bearing deposits increased $419.0 million. Deposits of $1.926 billion decreased $5.4 million in 2002 or 0.28% compared to 2001.

        The following is a distribution of the average amount of, and the average rate paid on, the Company's deposits for each year in the three-year period ended December 31, 2003 (in thousands):





                                                Year Ended December 31,
                      ----------------------------------------------------------------------------
                                2003                     2002                      2001
                      ------------------------- ------------------------  ------------------------
                            Average    Average       Average    Average        Average    Average
                             Amount       Rate        Amount       Rate         Amount       Rate
  Non-interest bearing
       Demand deposits   $  344,911        --%    $  270,038        --%     $  248,707        --%
      Savings deposits    1,185,821      0.93%       835,032      1.16%        686,480      2.27%
         Time deposits      713,874      3.18%       804,999      4.05%        902,425      5.77%
                         ----------      ----     ----------      ----      ----------      -----
                 Total   $2,244,606      1.63%    $1,910,069      2.58%     $1,837,612      3.81%
                         ==========      ====     ==========      ====      ==========      =====



        The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $137,965,000 in 2003, $169,385,000 in 2002 and
$241,520,000 in 2001.

        The following is a breakdown, by maturities, of the Company's time certificates of deposit of $100,000 or more as of December 31, 2003. The company has no other time deposits of $100,000 or more as of December 31, 2003 (in thousands).

                 Maturity
                 --------

                 3 months or less                                    $ 24,864
                 Over 3 through 6 months                               46,969
                 Over 6 months through 12 months                       53,960
                 Over 12 months                                        12,172
                                                                       ------
                           Total                                     $137,965
                                                                     =========

        In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $737.3 million at the end of 2003, a $241.7 million or 48.8% increase compared to 2002, primarily due to the decreased level of funding from time deposits. The 2002 amount of borrowings and purchased funds of $495.7 million represented a increase of $67.2 million or 15.7% compared to 2001.


                                                                       At or for the year ended December 31,
                                                               -------------------------------------------------------
                                                                     2003                 2002                2001
Securities  sold  under  repurchase  agreements  and  federal        ----                 ----                ----
funds purchased
      Balance at year-end                                           $500,038             $252,086            $238,726
      Average during the year                                        324,492              237,401             251,583
      Maximum month-end balance                                      500,038              272,322             300,532
      Weighted average during the year                                 1.22%                1.94%               4.10%
      Rate at December 31                                              1.08%                1.25%               2.02%
Short-term borrowings
      Balance at year-end                                            $10,000              $10,614              $9,480
      Average during the year                                          5,179                7,146               7,235
      Maximum month-end balance                                       10,045               10,614              10,012
      Weighted average rate during the year                            0.77%                1.46%               3.65%
      Rate at December 31                                              0.59%                0.78%               1.52%






















                      (This space intentionally left blank)

Average Balances, Average Rates, and Interest Rate Spread*
----------------------------------------------------------
  (Dollars in thousands)

                                                                              Year Ended December 31,
                                                        2003                           2002                          2001
                                           ----------------------------     ---------------------------   --------------------------
                                            Average             Average      Average            Average    Average           Average
                                            Balance   Interest    Rate       Balance  Interest  Rate       Balance  Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------------------------------------------------------------------------------------------------------------------
  Interest bearing deposits
     at banks                                 $4,179       $60    1.44%       $3,297       $72   2.18%      $8,726     $529    6.06%
------------------------------------------------------------------------------------------------------------------------------------

  U.S. Treasury                                  721        50    6.93        10,332       875   8.47       22,634    1,580    6.98
  U.S. Government agencies                   430,225    19,044    4.43       345,151    20,115   5.83      278,052   17,744    6.38
  State and municipal*                       266,259    19,829    7.45       251,413    18,875   7.51      235,649   17,873    7.58
  Other bonds and securities                  71,345     3,415    4.79        45,905     3,051   6.65       47,988    3,802    7.92
------------------------------------------------------------------------------------------------------------------------------------
    Total investments                        768,550    42,338    5.51       652,801    42,916   6.57      584,323   40,999    7.02
------------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold                          44,320       492    1.11        53,178       822   1.55        5,466      177    3.24
------------------------------------------------------------------------------------------------------------------------------------
  Trading account securities                       -         -       -             -         -      -            -        -       -
------------------------------------------------------------------------------------------------------------------------------------
  Commercial loans and lease
     financing*                            1,536,739    97,782    6.36     1,279,792    91,394   7.14    1,246,798  104,282    8.36
  Installment loans                          245,451    16,677    6.79       263,384    20,727   7.87      302,068   25,685    8.50
  Mortgage loans                             254,657    16,349    6.42       210,943    15,003   7.11      210,969   16,533    7.84
------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases                 2,036,847   130,808    6.42     1,754,119   127,124   7.25    1,759,835  146,500    8.32
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                   2,853,896  $173,698    6.09%    2,463,395  $170,934   6.94%   2,358,350 $188,205    7.98%
------------------------------------------------------------------------------------------------------------------------------------
  Allowance for loan and lease losses        (45,494)                        (41,048)                      (38,647)
  Non-interest earning assets                280,319                         191,328                       177,161
  Assets from discontnued operations         144,427                         178,381                       127,405
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                           3,233,148                      $2,792,056                    $2,624,269

------------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
------------------------------------------------------------------------------------------------------------------------------------
  Interest bearing deposits               $1,899,695   $33,753    1.78%   $1,640,031  $42,223    2.57%   $1,588,905 $67,514    4.25%
  Securities sold under repurchase
    agreements and federal funds
    purchased                                324,492     3,964    1.22       237,401     4,599   1.94      251,583   10,311    4.10
  Short-term borrowings                        5,179        40    0.77         7,146       104   1.46        7,235      264    3.65
  Long-term borrowings                       232,169    13,342    5.75       238,439    14,172   5.94      184,418   12,241    6.64
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities     2,461,535   $51,099    2.08%    2,123,017   $61,098   2.88%   2,032,141  $90,330    4.45%
------------------------------------------------------------------------------------------------------------------------------------
  Non-interest bearing deposits              344,911                         270,038                       248,707
  Other non-interest bearing liabilities      28,723                          24,021                        25,331
  Liabilities from discontinued operations   130,392                         166,278                       122,873
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                      2,965,561                       2,583,354                     2,429,052
  Equity capital                             267,587                         208,702                       195,217
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity capital  $3,233,148                      $2,792,056                    $2,624,269
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE MARGIN**                                $122,599    4.30%                $109,836  4.46%               $97,875   4.15%
Tax equivalent interest                                  8,050    0.28%                   7,756  0.31%                 7,457   0.32%
                                                      --------                         --------                      --------
Net interest income                                   $114,549    4.01%                $102,080  4.14%               $90,418   3.83%
                                                      ========                         ========                      ========


*    Full taxable equivalent basis, using a 35% effective tax rate.
** Represents the difference between interest earned and interest paid, divided by total earning assets. Loan outstandings, net of unearned income, include non-accruing loans. Fee income included.




                              RESULTS OF OPERATIONS
                              ---------------------

         The financial information presented in this Management's Discussion and Analysis has been restated as a result of the sale of Panasia which is presented as discontinued operations under SFAS No. 144. The financial results exclude Panasia in the current year, and in 2002, 2001, and 2000. This presentation is intended to aid comparison of current year results with future results.

         The Company recorded a 19.7% net income increase in the year ended December 31, 2003, compared with the year ended December 31, 2002. Diluted earnings per share increased $.14 or 8.5% for the year ended December 31, 2003 to $1.78 per share from $1.64 in the year ended December 31, 2002 and $1.47 in the year ended December 31, 2001. The difference in the change in the percentage increase in net income when compared to the percentage increase in diluted earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting in the issuance of 2,563,552 shares of commons stock for the acquisition of FirstService Bank which was completed on February 25, 2003. Net income for 2002 of $36.2 million was 10.7% more than the $32.7 million reported in 2001. On a per share basis, basic earnings were $1.82, $1.66 and $1.49 for 2003, 2002, and 2001, respectively.

         For the year ended December 31, 2003, the return on average shareholders' equity and return on average assets were 16.2% and 1.34% compared to 17.4% and 1.30% for 2002. The decrease in return on shareholders' equity in 2003 is due to the increase in weighted average common shares outstanding.

         Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $12.4 million or 12.2% to $114.5 million in 2003 from the 2002 amount of $102.1 million. Interest income increased $2.5 million as a result of increased loan income of $3.6 million offset by an decrease in investment income and income from federal funds sold and deposits in banks of $805,000 and $342,000 respectively. Interest expense decreased $10.0 million or 16.4% to $51.1 million in 2003 from the 2002 amount of $61.1 million due to a decrease of $8.5 million in interest on deposits and a decrease of $1.5 million in interest on borrowed funds. Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The Company's interest rate margin decreased slightly from 4.46% in 2002 to 4.30% in 2003 due to the historically low interest rate environment. The pricing of liabilities is near a floor; however, assets continue to reprice at these low interest rate levels.

        The following table shows, on a taxable equivalent basis, the changes in the Company's net interest income, by category, due to shifts in volume and rate, for the years ended December 31, 2003 and 2002. The information is presented on a taxable equivalent basis, using an effective tax rate of 35% (in thousands).




                                                                   Year Ended December 31,
                                         ----------------------------------------------------------------------
                                                  2003 over 2002 (1)                     2002 over 2001 (1)
                                                  ------------------                     ------------------
Increase (decrease) in:                    Volume       Rate        Total      Volume       Rate         Total
                                          --------    --------    --------    --------    --------    --------
Interest income:
Interest bearing deposits at banks        $     19    ($    31)   ($    12)   ($   329)   ($   128)   ($   457)
Securities:
  US Treasury and Agencies                   4,456      (6,352)     (1,896)      3,522      (1,856)      1,666
  State and municipal                        1,115        (161)        954       1,196        (194)      1,002
  Other bonds and securities                 1,691      (1,327)        364        (165)       (586)       (751)
                                          --------    --------    --------    --------    --------    --------

    Total investment securities              7,262      (7,840)       (578)      4,553      (2,636)      1,917
                                          --------    --------    --------    --------    --------    --------

Federal funds sold                            (137)       (193)       (330)      1,545        (900)        645
Loans:
  Comml loans and lease financing           18,349     (11,961)      6,388       2,760     (15,648)    (12,888)
  Installment loans                         (1,411)     (2,639)     (4,050)     (3,289)     (1,669)     (4,958)
  Mortgage loans                             3,109      (1,763)      1,346          (2)     (1,528)     (1,530)
                                          --------    --------    --------    --------    --------    --------
                                                                                                        (1,528)
    Total loans                             20,047     (16,363)      3,684        (531)    (18,845)    (19,376)
                                          --------    --------    --------    --------    --------    --------

    Total interest income                 $ 27,191    ($24,427)   $  2,764    $  5,238    ($22,509)   ($17,271)
                                          ========    ========    ========    ========    ========    ========

Interest expense:
Interest bearing deposits                    6,685     (15,155)     (8,470)      2,172     (27,463)    (25,291)
Securities sold under repurchase
    agreements and federal funds
    purchased                                1,687      (2,322)       (635)       (581)     (5,131)     (5,712)
Short-term borrowings                          (29)        (35)        (64)         (3)       (157)       (160)
Long-term borrowings                          (373)       (457)       (830)      3,586      (1,655)      1,931
                                          --------    --------    --------    --------    --------    --------
                                                                                                        (1,655)
    Total borrowed funds                     1,285      (2,814)     (1,529)      3,002      (6,943)     (3,941)
                                          --------    --------    --------    --------    --------    --------

    Total interest expense                $  7,970    ($17,969)   ($ 9,999)   $  5,174    ($34,406)   ($29,232)
                                          ========    ========    ========    ========    ========    ========

Increase (decrease) in net interest
income                                    $ 19,221    $ (6,458)   $ 12,763    $     64    $ 11,897    $ 11,961
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

        The above rate/volume table demonstrates the downward pricing pressure of our assets as our interest income dropped $24.4 million due to changes in rate, while the cost of funds (interest expense) only dropped $18.0 million.



ALLOWANCE FOR LOAN LOSSES

        The provision for loan losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan losses was $9.4 million for the year ended December 31, 2003 and $13.6 million and $8.5 million for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses of $49.3 million at year-end 2003 and $40.6 million at year-end 2002 as a percentage of total loans was 2.17% at year-end 2003 and 2.33% at year-end 2002.

        Net loan chargeoffs of $6.8 million in 2003 were typical compared to historical Company results. Chargeoffs of $15.3 million during 2002 were high compared to historical Company results and peer averages and were driven by two large commercial real estate credits, while the $7.5 million in chargeoffs during 2001 were typical compared to historical Company results. To strengthen National Penn Bank's credit administration process, National Penn Bank enhanced its lending policies, and allocated additional resources to oversee its underwriting procedures in 2002. Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

        A detailed analysis of the Company's allowance for loan losses for the five years ended December 31, 2003, is shown below:


                                                                                December 31,
                                                  --------------------------------------------------------------------------
                                                        2003            2002           2001            2000            1999
                                                        ----            ----           ----            ----            ----
Balance at beginning of year                         $40,578         $40,449        $37,724         $35,351         $31,555
Charge-offs:
Commercial and industrial loans and leases             8,066           2,795          1,566           2,433           1,858
Real estate loans:
 Construction and land development                        75           7,393          1,708              --              --
 Residential                                             611           2,679          1,852           1,424           1,381
 Other                                                 1,277             512            436             969           1,262
Loans to individuals                                   2,315           1,986          1,960           2,111             800
                                                     -------         -------        -------         -------         -------

 Total Charge-offs                                    12,344          15,365         $7,522          $6,937          $5,301
                                                     -------         -------        -------         -------         -------

Recoveries:
Commercial and industrial                              3,556             166            957             738             278
Real estate loans:
 Construction and land development                       537               7             56              44              10
 Residential                                             348             794            339             438             555
 Other                                                   784             245            252             598           1,571
Loans to individuals                                     272             697            193             182             113
                                                     -------         -------        -------         -------         -------

 Total Recoveries                                     $5,497          $1,909         $1,797          $2,000          $2,527
                                                     -------         -------        -------         -------         -------

Net charge-offs                                       $6,847         $13,456         $5,725          $4,937          $2,774
                                                     -------         -------        -------         -------         -------

Provision charged to expense                           9,370          13,585          8,450           7,310           6,570

Adjustments:
Changes incident to mergers and absorptions, net       6,164              --             --              --              --
                                                     -------         -------        -------         -------         -------

Balance at end of year                               $49,265         $40,578        $40,449         $37,724         $35,351
                                                     -------         -------        -------         -------         -------
                                                     =======         =======        =======         =======         =======

Ratio of net  charge-offs  during  the period to
average loans outstanding during the period            0.34%           0.77%          0.33%           0.30%           0.19%
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

        The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding and commitments that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial loans, real estate development and construction loans, and for the various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor, which may cause future losses to deviate from historical levels. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, if any, which are subject to a guarantee by a government agency.

        The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2003, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels

        During the review of the allowance for loan losses, the Company considers a variety of factors that include: economic conditions and market volatility, the continued concern that a slow economy results in operating losses for the Company's commercial customers, and the overall concerns of consumer confidence, including international concerns. Despite these concerns, the reduction in charge-offs in 2003 compared to 2002 allowed the Company to reduce its provision for loan and lease losses while maintaining the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans.

        The following table shows how the allowance for loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.

Allocation of the Allowance for Loan Losses (1)
-----------------------------------------------


Allocation of the Allowance for Loan Losses (1)

                              2003               2002              2001               2000               1999
                        ------------------ ----------------- ------------------ ------------------ ------------------
                                   % Loan            % Loan             % Loan             % Loan             % Loan
                                  Type to            Type to            Type to             Type to           Type to
                                    Total             Total              Total              Total              Total
                        Allowance   Loans  Allowance  Loans  Allowance   Loans   Allowance  Loans  Allowance   Loans
                        ------------------ ----------------- ------------------ ------------------ ------------------

   Commercial and        $ 9,884   21.3%   $ 7,727    19.9%     $ 6,331   19.3%     $ 5,803   17.5%     $ 6,080    16.7%
   industrial
   Real estate loans:
     Construction and      3,061    6.6%     2,651     6.9%       2,375    7.2%       2,850    8.6%       4,348     8.2%
   land dev
     Residential          15,453   33.2%    14,707    37.9%      12,001   36.6%      12,689   38.2%       4,278     2.1%

     Other                16,965   36.5%    12,469    32.2%      10,628   32.4%      10,400   31.3%      11,312    29.1%

   Loans to individuals    1,115    2.4%     1,200     3.1%       1,463    4.5%       1,454    4.4%       4,384     3.9%

   Unallocated             2,787    N/A      1,824     N/A        7,651    N/A        4,528     N/A       4,949     N/A
                         ---------------   ----------------    -----------------    ---------------    ----------------
                         $49,265  100.0%    $40,578  100.0%     $40,449  100.0%     $37,724   100.0%    $35,351   100.0%
                         ===============   ================    =================    ===============    ================


(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

OTHER INCOME AND EXPENSES

        Other income increased $4.7 million or 13.0% in 2003 compared to 2002, as a result of increased service charges on deposit accounts of $1.3 million, increased other service charges and fees, including cash management, of $2.0 million, and increased insurance commissions and fees of $2.5 million. The increase in deposit fees is due primarily to an increase in the collections of fees on a larger deposit base, resulting from the FirstService acquisition. The increase in insurance commission and fees is due largely to the addition of FirstService Insurance Agency Inc., which contributed $2.4 million of the total $2.7 million in insurance income. The Company received income in 2003 of $1.6 million related to a merger of a mutual insurance company which is the issuer of certain life insurance policies held by the Company, which accounts for much of the increase in other service charges and fees. These increases to other income were offset by a decrease in bank owned life insurance income of $126,000, a decrease in mortgage banking income of $313,000 due to the slowdown in refinance volume in third and fourth quarters 2003, and an increase in losses on sale of investment securities of $583,000. The increase in other income in 2002 compared to 2001 was $4.4 million or 13.6% as a result of increased service charges on deposits accounts of $1.8 million, and increased mortgage banking income of $1.0 million, increased other service charges and fees, including cash management, of $449,000, increased trust income of $142,000, and decreased net gains on sale of investment securities of $120,000. Sales of investment securities in 2003 and 2002 totaled $35.0 million and $20.5 million, respectively.

        Other expenses increased $20.8 million or 25.2% in 2003 compared to 2002 as a result of increased salaries, wages and benefits of $10.9 million, a $7.0 million prepayment fee paid to the Federal Home Loan Bank of Pittsburgh in the refinancing of long-term debt, and increased other operating expenses of $2.9 million. Salaries, wages and benefits increased due to normal salary increases and the addition of 137 employees from the acquisition of FirstService as well as a contractual severance payment in December 2003. The increase in other operating expenses is also partially associated with the acquisition of FirstService, which included a community office network of seven offices, as well as three new proposed offices. Additional marketing expenses were attributable to additional advertising campaigns conducted in 2003. Other expenses increased $7.8 million or 10.5% in 2002 when compared to 2001, as a result of increased salaries, wages and benefits of $3.4 million, and increased other expenses of $4.4 million. Salaries, wages and benefits increased due to increased staff and increases in benefit costs. For 2003, 2002, and 2001, there are no individual items of other operating expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses and the non-recurring FHLB prepayment fee in 2003.

        Income before income taxes from continuing operations increased $653,000 or 1.53% in 2003 compared to 2002, due primarily to the prepayment fee paid in the Federal Home Loan Bank long term debt refinancing. Income before income taxes from continuing operations increased in 2002 by $3.1 million or 7.7% compared to 2001. In 2003, income from discontinued operations, net of taxes, increased $6.6 million to $8.7 million compared to 2002, when income from disconitinued operations, net of taxes increased $1.3 million compared to 2001. The large increase in 2003 is attributable to the gain on sale of Panasia. Income taxes related to continuing operations increased $94,000 or 1.1% in 2003 and income taxes related to continuing operations increased $847,000 in 2002, or 10.9%. The Company's effective tax rate is 20.0% for 2003, 20.1% for 2002, and 19.5% for 2001, respectively. The decrease in the effective tax rate from 2002 to 2003 is due to the increase in tax advantaged income as a percent of taxable income. The effective tax rate is less than the current 35% incremental rate due to the Company's investments in tax advantaged municipal securities and bank owned life insurance.

         On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modify the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. As of January 1, 2002, the Company is no longer amortizing its goodwill. Had the Company not been required to amortize goodwill, reported earnings per share would have been $0.06 higher on a diluted basis or $1.53 per share versus the $1.47 per share actually reported for the year ended December 31, 2001.

         SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will be testing goodwill for impairment at least annually. For the testing completed as of June 30, 2003, the Company had no impairment of goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                    -----------------------------------------

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

         The Company's acquisitions of FirstService during the first quarter of 2003 and HomeTowne Heritage during fourth quarter of 2003 did not have an immediate material impact on the Company's current liquidity. Both FirstService and HomeTowne have retained their divisional titles and brand identification in their markets. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         We do not expect that the acquisition of Peoples First, Inc. will not affect our overall liquidity position, either positively or negatively. Peoples' liquidity position is similar to our liquidity position.

         Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings increased $756.7 million during 2003. Long-term borrowings decreased $5.7 million during 2003.

        The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2003:


                                                                      Repricing Periods
                                           -------------------------------------------------------------------------
                                              Within          Three Months          One Year              Over
                                               Three             Through             Through              Five
                                              Months            One Year           Five Years            Years
                                           --------------    ----------------    ----------------    ---------------
(In Thousands)
Assets
Interest bearing deposits at banks               $ 2,233            $    ---            $    ---           $    ---
Investment securities                             81,311             150,988             454,211            247,865
Loans and Leases(1)                              968,793             359,280             721,405            171,956
Other assets                                         ---                 ---                 ---            354,532
                                           --------------    ----------------    ----------------    ---------------
                                               1,052,337             510,268           1,175,616            774,353
                                           --------------    ----------------    ----------------    ---------------
Liabilities and equity
Non-interest bearing deposits                    386,620                 ---                 ---                ---
Interest bearing deposits (2)                    811,450             247,984             318,377            670,865
Borrowed funds (3)                               372,759                 ---              70,018            231,298
Subordinated debt                                    ---                 ---                 ---             63,250
Other liabilities                                    ---                 ---                 ---             22,140
Hedging instruments                               40,000            (40,000)                                    ---
Shareholders' equity                                 ---                 ---                 ---            317,813
                                           --------------    ----------------    ----------------    ---------------
                                               1,610,829             207,984             388,395          1,305,366
                                           --------------    ----------------    ----------------    ---------------

Interest sensitivity gap                       (558,492)             302,284             787,221          (531,013)
                                           --------------    ----------------    ----------------    ---------------

Cumulative interest rate sensitivity gap       (558,492)           (256,208)             531,013           $    ---
                                           ==============    ================    ================    ===============

-----------------------------
(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2003. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2) Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company's deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company's historical retention of such deposits in changing interest rate environments. Specifically, 50.0% of these deposits are considered repriceable within three months and 50.0% are considered repriceable in the over five-year category.

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2003 are as follows:

MVPE
Change in Interest Rate                   Amount                  % Change
-----------------------                  -------                 ---------
                                     (In Thousands)

+300 Basis Points                        403,503                      1.13
+200 Basis Points                        416,600                      4.42
+100 Basis Points                        392,462                     -1.63
Flat Rate                                398,976                      ----
-100 Basis Points                        409,671                      2.68
-200 Basis Points                        367,767                     -7.82
-300 Basis Points                        319,017                    -20.04

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

         The Company anticipates a rise in interest rates through 2004. Given this assumption, the Company's asset/liability strategy for 2004 is to achieve a positive gap position (interest-bearing assets subject to repricing more than interest-earning liabilities subject to repricing) for periods up to a year. The impact of changing interest rates on net interest income is not expected to be significant to the Company's results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company's asset/liability management committee.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:



                                                                                One to     Four to     After
                                                                 Less than      Three      Five        Five
(dollars in thousands)                               Total       One Year       Years      Years       Years
                                                     -----       --------       -----      ------      ------
Minimum annual rentals on noncancellable
     Operating leases                             $   20,337  $    2,579  $    4,389  $    3,215  $   10,154
Remaining contractual maturities of time
     deposits                                        658,605     335,631     260,674      57,703       4,597
Loan commitments                                     747,838     498,932      64,672      13,426     170,808
Long-term borrowed funds                             164,037      13,938      34,607      35,411      80,081
Guaranteed preferred beneficial interests in
     Company's subordinated debentures                63,250        --          --          --        63,250
Standby letters of credit                             54,533      30,183      14,275      10,075        --
                                                  ----------  ----------  ----------  ----------  -----------

Total                                             $1,708,600  $  881,263  $  378,617  $  119,830  $  328,890
                                                  ==========  ==========  ==========  ==========  ==========



        The Company had no capital leases at December 31, 2003.


                                CAPITAL ADEQUACY
                                ----------------

        Shareholders' equity increased by $95.5 million or 42.9% in 2003 to $317.8 million. This increase was principally due to the acquisitions of HomeTowne Heritage Bank and FirstService Bank, an increase in the valuation adjustment for securities available for sale, as well as the increase in retained earnings from 2003 net income, less cash dividends paid in 2003. Cash dividends paid in 2003 increased $3.8 million or 20.2% compared to the cash dividends paid in 2002, which increased $1.1 million or 6.9% compared to cash dividends paid in 2001. Earnings retained in 2003 were 51.0% compared to 51.3% in 2002.

        The following table sets forth certain capital performance ratios for the Company.

                                   2003           2002            2001
                                   ----           ----            ----
CAPITAL PERFORMANCE

  Return on average assets          1.34%          1.30%           1.25%
  Return on average equity         16.20%         17.40%          16.80%
  Dividend payout ratio            48.98%         48.75%          50.46%
  Earnings retained                51.02%         51.25%          49.54%

We retain approximately 50% of our earnings in the form of capital to support future growth.

CAPITAL LEVELS

                                     Tier 1 Capital to       Tier 1 Capital to Risk-      Total Capital to Risk-
                                  Average Assets Ratio       Weighted Assets Ratio        Weighted Assets Ratio
                                  ------------------------------------------------------------------------------
                                      Dec. 31,   Dec. 31,      Dec. 31,    Dec. 31,      Dec. 31,      Dec. 31,
                                       2003      2002           2003        2002          2002          2003
                                     ------     ------         ------       ------        ------       ------
The Company                           7.84%       8.66%          9.74%      11.81%        11.00%       13.08%
National Penn Bank                    7.06%       6.91%          8.88%       9.33%        10.14%       10.59%
Well capitalized institution          5.00%       5.00%          6.00%       6.00%        10.00%       10.00%
    (under banking regulations)

        The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December

31, 2001, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered well capitalized, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2003, National Penn Bank meet the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

        The Company does not presently have any commitments for significant capital expenditures. The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

         In July 2001, the Company's Board of Directors approved the repurchase of up to 975,000 shares of its common stock to be used for the general corporate purposes, including the Company's dividend reinvestment, stock option, employee stock purchase plans, and other stock-based corporate plans. The stock repurchase plan authorized the Company to make repurchases from time to time in open market or privately negotiated transactions. The Company purchased 652,653 shares at an aggregate cost of approximately $15,942,000 in the period January 1, 2002 through August 27, 2002, the date of the completion of the 2001 repurchase program.

         On June 26, 2002, the Company's Board of Directors approved a stock repurchase plan of up to 1,000,000 shares of its common stock. The Company completed the 2002 repurchase plan on October 29, 2003 with an average price of $30.02.

         On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock (2003 repurchase plan) to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. As of December 31, 2003, 152,921 shares have been repurchased at an average price of $30.95 under the 2003 repurchase plan.

                            SALE OF PANASIA BANK, N.A
                            --------------------------

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

         More information is provided in National Penn's Reports on Form 8-K dated February 10, 2003 and September 11, 2003 filed with the Securities and Exchange Commission ("SEC").

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

       More information is available in the Company's Reports on Form 8-K dated July 11, 2000, October 25, 2000, and December 20, 2000, each filed with the SEC, and in the Company's registration statement on Form S-4, filed with the SEC on September 12, 2000.

                        ACQUISITION OF FIRSTSERVICE BANK
                        --------------------------------

         On February 25, 2003, the Company acquired FirstService Bank ("FirstService") by its merger into National Penn Bank. FirstService Bank was a commercial bank offering a broad range of personal and commercial banking services, headquartered in Doylestown, Bucks County, Pennsylvania, with six other community offices in Bucks and Montgomery Counties, Pennsylvania, and an additional office under construction in Souderton, Pennsylvania. Through its subsidiaries, FirstService Bank also offered casualty insurance, asset management services and non-deposit investment products. FirstService also had a proprietary interest in a title insurance agency.

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

         The Company's results of operations include FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $54.0 million of goodwill and other intangible assets.

         More information is available in the Company's Reports on Form 8-K dated September 24, 2002 and February 4, 2003, each filed with the SEC, and in the Company's registration statement on Form S-4, filed with the SEC on December 6, 2002, and amended on December 31, 2002.

                     ACQUISITION OF HOMETOWNE HERITAGE BANK
                     --------------------------------------

         On December 12, 2003, the Company completed a merger with HomeTowne Heritage Bank ("HomeTowne"). Under the terms of the merger, each outstanding share of common stock of HomeTowne was exchanged for $13.697 in cash resulting in the payment of approximately $37.6 million. In addition, outstanding stock options to purchase 984,332 shares of HomeTowne common stock were converted into stock options to purchase shares of the Company's common stock, with an exercise price ranging between $12.10 and $24.20 per share. This transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The results of operations of the Company include HomeTowne's results from and after December 12, 2003. The acquisition resulted in the recording of approximately $25.6 million of goodwill and other intangible assets.

         More information is available in the Company's Reports on Form 8-K dated April 30, 2003 and December 12, 2003, filed with the SEC.

                   PENDING ACQUISITION OF PEOPLES FIRST, INC.
                   ------------------------------------------

         On December 18, 2003, National Penn announced the execution of a definitive agreement for National Penn to acquire Peoples First, Inc., ("Peoples"), parent company of The Peoples Bank of Oxford, in a stock and cash transaction valued at approximately $148 million. The Peoples Bank of Oxford is a $456 million bank headquartered in Oxford, Pennsylvania, operating eight community offices in Chester and Lancaster Counties, Pennsylvania and one community office in Cecil County, Maryland.

         Under the terms of the merger agreement, Peoples shareholders will be entitled to select to receive either 1.505 shares of National Penn common stock, $49.54 in cash, or a combination of both, for each share of Peoples common stock. Peoples shareholder elections are subject to allocation procedures. The application of these procedures will result in the exchange of 30 percent of the Peoples shares for cash, and the remaining shares will be exchanged for shares of National Penn common stock. Options to purchase shares of Peoples common stock will be converted into options to purchase shares of National Penn common stock. Based upon a stated value of $49.54 per share, the transaction price represents 3.03 times Peoples' book value and 28.65 times Peoples' estimated trailing twelve months earnings, as of September, 2003.

         The acquisition of Peoples will require approximately $50 million in cash and approximately $20 million in capital. The trust preferred securities issuance completed on February 20, 2004 satisfied the capital need and provided a portion of the cash need. We intend to obtain the remaining cash through issuance of additional trust preferred securities or senior debt.

         The merger is subject to a number of conditions, including approval by the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking and the shareholders of Peoples First. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is provided in the Company's Report on Form 8-K dated December 17, 2003, filed with the SEC. This Report includes a copy of the Merger Agreement.

                     ISSUANCE OF TRUST PREFERRED SECURITIES
                     --------------------------------------

         On February 20, 2004, National Penn completed the private placement of $20 million of floating rate (three month London InterBank Offered Rate ("LIBOR") plus a margin of 2.75%) trust preferred securities. National Penn intends to use the net proceeds of this sale, among other things:

o To fund part of the cash portion of the merger consideration to be paid to the shareholders of Peoples First, Inc. upon completion of the merger of Peoples with and into National Penn (as discussed above);

o For general corporate purposes, including capital contributions to National Penn Bank, to support its growth strategies;

o    For working capital;

o To repurchase shares of National Penn common stock under National Penn's stock repurchase program; and

o    To fund future acquisitions.

         More information is provided in the Company's Report on Form 8-K dated February 20, 2004, filed with the SEC.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

Off Balance Sheet Commitments
-----------------------------

         The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform identified non-financial contractual obligations. The Company previously did not record an initial liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments on these letters of credit as of December 31, 2003 is $54.5 million and they expire through 2008. The amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for these loans. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

Acquired Loans
--------------

         In October 2003, the AICPA issued Statement of Position 03-3 (SOP 03-3) Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

Variable Interest Entities
--------------------------

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

         Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46. NPB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. NPB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. NPB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate NPB Trust II as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

        Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require NPB to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II's expected residual returns. Accordingly, the Company will deconsolidate NPB Capital Trust II at the end of the first quarter, which will result in an increase in outstanding debt by $2.71 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by NPB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as NPB Capital Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

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

Other than Temporary Impairment and Its Application to Certain Investments
--------------------------------------------------------------------------

        The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that have an unrealized loss and are considered impaired at December 31, 2003, but the Company has not recorded an other-than-temporary impairment, as defined by SFAS No. 115. The disclosure provisions under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

                                 FUTURE OUTLOOK
                                 --------------

        The Company's market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

         o The nascent recovery in the general economy and fallout from bank mergers will likely generate loan growth in 2004, possibly in the range of ten to twelve percent.

         o In 2003, net charge-offs returned to the Company's historical levels from the elevated level in 2002. The Company anticipates that net charge-offs for 2004 will likely be in line with its historical levels.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

          Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management's Discussion and Analysis at Item 7 hereof.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                        2003             2002
                                                                                    ------------     ------------
      ASSETS

Cash and due from banks                                                             $    96,164      $    73,518
Interest bearing deposits in banks                                                        2,233            2,606
Federal funds sold                                                                            -           48,000
                                                                                      ---------        ---------

         Total cash and cash equivalents                                                 98,397          124,124

Investment securities available for sale, at fair value                                 934,375          650,930
Loans held for sale                                                                      29,344           52,992
Loans, less allowance for loan losses of $49,265
   and $40,578 in 2003 and 2002, respectively                                         2,192,090        1,691,837
Premises and equipment, net                                                              43,653           28,448
Accrued interest receivable                                                              14,309           13,944
Bank owned life insurance                                                                69,937           58,360
Goodwill and other intangibles                                                          111,210            8,947
Unconsolidated investments under the equity method                                        2,968            2,702
Assets from discontinued operations                                                           -          207,275
Other assets                                                                             16,291           18,703
                                                                                      ---------        ---------

         Total assets                                                               $ 3,512,574      $ 2,858,262
                                                                                     ==========       ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest bearing                                                             $   386,620      $   296,247
   Interest-bearing                                                                   2,048,676        1,629,717
                                                                                      ---------        ---------

         Total deposits                                                               2,435,296        1,925,964

Securities sold under repurchase agreements and federal funds purchased                 500,038          252,096
Short-term borrowings                                                                    10,000           10,614
Long-term borrowings                                                                    164,037          169,703
Guaranteed preferred beneficial interests in Company's subordinated debentures           63,250           63,250
Liabilities from discontinued operations                                                      -          190,684
Accrued interest payable and other liabilities                                           22,140           23,591
                                                                                      ---------        ---------

         Total liabilities                                                            3,194,761        2,635,902
                                                                                      ---------        ---------

Shareholders' equity
   Preferred stock, no stated par value;
      authorized 1,000,000 shares, none issued                                                               -
   Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2003 - 24,284,506; 2002 - 21,734,771,
      net of shares in Treasury:  2003 - 2,626; 2002 - -0-                              272,534          172,471
   Retained earnings                                                                     25,770           30,593
   Accumulated other comprehensive income                                                19,595           19,296
   Treasury stock, at cost                                                                  (86)             -
                                                                                      ----------       ---------

         Total shareholders' equity                                                     317,813          222,360
                                                                                      ---------        ---------

         Total liabilities and shareholders' equity                                 $ 3,512,574      $ 2,858,262
                                                                                     ==========       ==========


The accompanying notes are an integral part of these statements.



NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)
----------------------------------------------

                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                       2003             2002              2001
                                                                    ----------       -----------       ----------
INTEREST INCOME
Loans, including fees                                               $  129,569       $   125,952       $  145,267
Investment securities
   Taxable                                                              22,510            24,040           23,126
   Tax-exempt                                                           13,017            12,292           11,649
Federal funds sold                                                         492               822              177
Deposits in banks                                                           60                72              529
                                                                     ---------         ---------        ---------

         Total interest income                                          165,648          163,178          180,748
                                                                     ---------         ---------        ---------

INTEREST EXPENSE
Deposits                                                                33,753            42,223           67,514
Securities sold under repurchase agreements
        and federal funds purchased                                      3,964             4,599           10,311
Short-term borrowings                                                       40               104              264
Long-term borrowings                                                    13,342            14,172           12,241
                                                                     ---------         ---------        ---------

         Total interest expense                                         51,099            61,098           90,330
                                                                     ---------         ---------        ---------

         Net interest income                                           114,549           102,080           90,418

Provision for loan losses                                                9,371            13,585            8,450
                                                                     ---------         ---------        ---------

         Net interest income after provision for loan losses            105,178           88,495           81,968
                                                                     ---------         ---------        ---------

NON-INTEREST INCOME
Trust income                                                             5,322             5,314            5,172
Service charges on deposit accounts                                     12,099            10,840            9,088
Bank owned life insurance income                                         3,590             3,716            2,754
Other service charges and fees                                          10,365             8,510            8,122
Net gains (losses) on sale of investment securities                       (369)              214              334
Mortgage banking income                                                  5,146             5,459            4,450
Insurance commissions and fees                                           2,654               197              125
Service charges cash management                                          2,212             2,032            1,971
Equity in undistributed net earnings of affiliates                         266               268              170
                                                                     ---------         ---------        ---------

         Total non-interest income                                      41,285            36,550           32,186
                                                                     ---------         ---------        ---------

NON-INTEREST EXPENSES
Salaries, wages and employee benefits                                   56,181            45,258           41,834
Net premises and equipment                                              14,133            12,436           11,613
Advertising and marketing expense                                        3,604             3,234            2,560
FHLB prepayment fee                                                      7,002
Other operating                                                         22,113            21,340           18,426
                                                                     ---------         ---------        ---------

         Total non-interest expenses                                   103,033            82,268           74,433
                                                                     ---------         ---------        ---------

         Income before income taxes                                     43,430            42,777           39,721

   Income taxes                                                          8,697             8,603            7,756
                                                                     ---------         ---------        ---------

         Net income from continuing operations                          34,733            34,174           31,965
Net income from discontinued operations, net of taxes                    8,621             2,060              769
                                                                     ---------         ---------        ---------
         NET INCOME                                                  $  43,354         $  36,234        $  32,734
                                                                     =========         =========        =========

PER SHARE OF COMMON STOCK
   Basic earnings                                                   $     1.82       $      1.66       $     1.49
   Diluted earnings                                                 $     1.78       $      1.64       $     1.47
   Dividends paid                                                   $      .89       $      0.81       $     0.75



The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
--------------------------------------------------------------------------------



                                                                        Accumulated
                                            Common                         other                           Compre-
                                    ---------------------- Retained    comprehensive      Treasury         hensive
                                      Shares      Amount   earnings       income        stock     Total    income
                                    -----------  --------- --------- --------------- ---------  --------  ---------

Balance at January 1, 2001           19,353,448  $ 154,719 $  26,597    $   2,753    $    (853) $183,216

   Net income                               -          -      32,734          -            -      32,734  $  32,734
   Cash dividends declared                  -          -     (16,974)         -            -     (16,974)
   3% stock dividend                    581,979     13,024   (13,024)         -            -         -
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -         -            366          -         366        366
                                                                                                          ---------
   Total comprehensive income               -          -         -            -            -         -    $  33,100
                                                                                                          =========
   Effect of treasury stock
      transactions                       (8,564)    (1,605)      -            -         (2,055)   (3,660)
                                     ----------    -------    ------       ------      -------   -------

Balance at December 31, 2001         19,926,863    166,138    29,333        3,119       (2,908)  195,682

   Net income                               -          -      36,234          -            -      36,234  $  36,234
   Cash dividends declared                  -          -     (18,040)         -            -     (18,040)
   5% stock dividend                    673,764      8,757   (16,934)         -          8,177       -
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -         -         16,177          -      16,177     16,177
                                                                                                          ---------
   Total comprehensive income               -          -         -            -            -         -    $  52,411
                                                                                                          =========
   Effect of treasury stock
      transactions                       99,155     (2,424)      -            -         (5,269)   (7,693)
                                     ----------    -------    ------       ------      -------   -------

Balance at December 31, 2002         20,699,782    172,471    30,593       19,296                222,360
                                     ----------    -------    ------       ------      -------   -------

   Net income                               -          -      43,354          -            -      43,354  $  43,354
   Cash dividends declared                  -          -     (16,475)         -            -     (16,475)
   5% stock dividend                  1,152,796     31,702   (31,702)         -            -         -
      Shares issued under stock
         based plans                     66,884      4,890       -            -            -       4,890
      Shares issued for acquisition of
      FirstService Bank               2,563,337     68,726       -            -          5,610    74,336
   Valuation of stock options for
      Acquisition of HomeTowne              -        4,388       -            -            -       4,388
      Heritage Bank
   Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -          -         -            299          -         299        299
                                                                                                          ---------
   Total comprehensive income               -          -         -            -            -         -    $  43,653
                                                                                                          =========
   Effect of treasury stock
      transactions                     (198,293)    (9,643)      -            -         (5,696)  (15,339)
                                     ----------    -------    ------       ------      -------   -------

Balance at December 31, 2003          24,284,506 $ 272,534 $  25,770    $  19,595    $     (86) $317,813
                                     ==========   ========  ========     ========     =========  =======




The accompanying notes are an integral part of this statement.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------
                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                       2003             2002              2001
                                                                    ----------       -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $   43,354       $    36,234       $   32,734
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Provision for loan and lease losses                                9,371            13,585            8,450
      Depreciation and amortization                                      6,260             4,459            6,048
      Deferred income tax expense                                        2,895             6,676              210
      Amortization of premiums and discounts on investment
         securities, net                                                   319             2,597            2,064
      Investment securities gains (losses), net                            369              (214)            (334)
      Mortgage loans originated for resale                            (224,585)         (109,946)         (65,329)
      Sale of mortgage loans originated for resale                     228,986           112,372           66,272
      Gain on sale of mortgage loans originated for resale              (4,401)                -                -
      Changes in assets and liabilities
         (Increase) decrease in accrued interest receivable              1,299               613            2,237
         (Decrease) increase in accrued interest payable                (1,865)           (3,719)          (5,542)
         (Increase) decrease in goodwill and other intangibles               -               148           (3,962)
         (Decrease) increase in other assets                               333            (4,567)             113
         Increase (decrease) in other liabilities                          (64)            1,781            1,764
         Decrease (increase) in assets from discontinued operations    207,275           (41,527)         (61,600)
         Increase (decrease) in liabilities from discontinued
             operations                                               (190,684)          (43,817)          38,680
                                                                    ----------       -----------       ----------
         Net cash provided by operating activities                      78,862            62,309           21,805
                                                                    ----------       -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received for business sold                                      34,500                 -                -
        Cash paid in excess
of cash equivalents for business acquired                              (33,998)           (8,624)               -
   Proceeds from sales of investment securities available for sale      34,663            20,458           25,601
   Proceeds from maturities of investment securities available
        for sale                                                       100,895            63,910          157,584
   Purchase of investment securities available for sale               (347,742)         (124,085)        (218,425)
   Net increase in loans                                              (111,924)           (6,217)         (19,720)
   Purchases of premises and equipment                                  (9,507)           (4,824)          (5,392)
   Purchase of bank owned life insurance                                     -            (2,637)          (2,750)
                                                                    ----------       -----------       ----------

         Net cash used in investing activities                        (333,113)          (62,019)         (63,102)
                                                                    ----------       -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in interest and non-interest
      bearing demand deposits and savings accounts                     138,495           138,768          167,289
   Net (decrease) increase in certificates of deposit                  (52,474)         (151,635)         (37,735)
   Net increase (decrease) in securities sold under
      agreements to repurchase and federal funds purchased             191,750            13,370          (59,323)
   Net (decrease) in short-term borrowings                                (614)            1,135              439
   Proceeds from new long-term borrowings                               70,000            70,000                -
   Repayments of long-term borrowings                                  (82,854)          (40,272)          (6,458)
   Issuance of subordinated debentures                                       -            63,250                -
   Redemption of subordinated debentures                                     -           (40,250)               -
   Issuance of common stock under dividend reinvestment and stock
      option plans                                                         794                 -                -
   Effect of treasury stock transactions                               (15,339)           (7,693)          (3,660)
   Cash dividends                                                      (21,234)          (17,664)         (16,519)
                                                                    ----------       -----------       ----------
            Net cash provided by financing activities                  228,524            29,009           44,033
                                                                    ----------       -----------       ----------
            Net increase (decrease) in cash and cash equivalents       (25,727)           29,299            2,736
Cash and cash equivalents at beginning of year                         124,124            94,825           92,089
                                                                    ----------       -----------       ----------
Cash and cash equivalents at end of year                            $   98,397       $   124,124       $   94,825
                                                                    ==========       ===========       ==========


The accompanying notes are an integral part of these statements.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         National Penn Bancshares, Inc. (the Company), primarily through its Bank subsidiaries, National Penn Bank (NPB) and Panasia Bank, N.A. (Panasia) (collectively, the Banks), has been serving residents and businesses of southeastern Pennsylvania since 1874 and New Jersey since July 2000. In September 2003, the Company sold Panasia Bank. NPB, which has 66 community office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits.

         Trust and investment management services are provided through Investors Trust Company (ITC) and FirstService Capital, Inc. Penn 1st Financial Services, Inc. (Penn 1st) is a mortgage banking company and is engaged in the activity of extending residential mortgages. Penn Securities, Inc. (Penn Securities) is a registered broker dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. National Penn Leasing Company (NP Leasing) commenced operations in November 2002 and provides commercial equipment leases. Insurance services are provided through FirstService Insurance Agency, Inc. The Company and its operating subsidiaries encounter vigorous competition for market share in the communities they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

         The Company and its operating subsidiaries are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accounting policies followed by the Company conform with accounting principles generally accepted in the United States of America and with predominant practice within the banking industry.

         The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, NPB, ITC, National Penn Investment Company, National Penn Life Insurance Company, NPB Capital Trust II, and NPB's wholly owned subsidiaries Penn 1st, Penn Securities, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., FirstService Capital, FirstService Insurance Agency, FirstService Realty and National Penn Management Services LLP. The Company's investment in unconsolidated subsidiaries that range between 20% and 50% are accounted for using the equity method of accounting. All material intercompany balances have been eliminated.

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

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Substantially all outstanding goodwill resulted from the acquisitions of FirstService Bank and HomeTowne Heritage Bank. The Company expanded its market role in Bucks County and Lancaster County, Pennsylvania. However, if such benefits, including new business, are not derived, impairment may be recognized.

         Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.

     INVESTMENT SECURITIES

         Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. NPB sold the servicing on all of the loans securitized.

         In 2003 and 2002, NPB securitized approximately $123.8 million and $35.4 million, respectively, of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association. NPB recognized no gain or loss on the transaction as it retained all of the resulting securities. All of the resulting securities were classified as investment securities available for sale.

     LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

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

         Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales or securitizations. At December 31, 2003 and December 31, 2002, cost approximated fair value.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company accounts for its impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 114 excludes such homogeneous loans as consumer and mortgage.

         The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

         In July 2001, Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues was issued. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

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

         The Company adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. The Company previously did not record an initial liability, except to the extent fees were paid by the customer, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

     PREMISES AND EQUIPMENT

         Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     GOODWILL AND INTANGIBLE ASSETS

         The Company has recognized core deposit intangibles, as a result of branch acquisitions. Core deposit intangibles of $11,138,000 and $1,029,000, net of accumulated amortization at December 31, 2003 and December 31, 2002, respectively, are being amortized over nine years. The estimated useful lives of the existing deposit base is an average of ten years. Amortization expense for core deposit intangibles for the year ended December 31, 2003 and 2002 was $1,110,000 and $149,000, respectively.

           Substantially all outstanding goodwill resulted from the acquisitions of FirstService Bank and Hometowne Heritage Bank in 2003. The balance of goodwill at December 31, 2003 and 2002 was $111,210,000 and $8,947,000,
     respectively. As a result of the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill.

         The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has completed the transitional testing of its goodwill. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its testing, performed at June 30, 2003.






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.



                                                                           For the year ended December 31,
                                                                    ---------------------------------------------
                                                                       2003             2002              2001
                                                                    ----------       -----------       ----------
                                                                              (in thousands except for
                                                                             earnings-per-share amounts)

         Reported net income                                        $   43,354       $    36,234       $   32,734
         Add back goodwill amortization, net of taxes                        -               -              1,203
                                                                      --------         ---------         --------

         Adjusted net income                                        $   43,354       $    36,234       $   33,937
                                                                     =========        ==========        =========

         Basic earnings per share
             Reported basic earnings per shares                     $     1.82       $      1.66       $     1.49
             Goodwill amortization                                           -               -               0.05
                                                                      --------         ---------         --------

             Adjusted basic earnings per share                      $     1.82       $      1.66       $     1.54
                                                                     =========        ==========        =========

         Diluted earnings per share
             Reported diluted earnings per shares                   $     1.78       $      1.64       $     1.47
             Goodwill amortization                                           -               -               0.05
                                                                      --------         ---------         --------

             Adjusted diluted earnings per share                    $     1.78       $      1.64       $     1.52
                                                                     =========        ==========        =========



         The FASB issued SFAS No. 147, Acquisitions of Certain Financial
     Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

     OTHER ASSETS

         Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.










                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     BANK OWNED LIFE INSURANCE

           In 1998 and 1999, the Company invested in bank owned life insurance
     (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best, and the earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company's balance sheet and are subject to full regulatory capital requirements.

     EMPLOYEE BENEFIT PLANS

         The Company has certain employee benefit plans covering substantially all employees. The Company follows the disclosure provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which was revised in December 2003. SFAS No. 132, as revised, requires additional employers' disclosures about pension and other postretirement benefit plans as of December 31, 2003. Certain disclosures related to estimated future benefit payments are effective for fiscal years ending after June 14, 2004. Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

     STOCK-BASED COMPENSATION

         The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         At December 31, 2003, the Company had two stock-based employee compensation plans, which are more fully described in note 15. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts). Not included in these computations are substitute options granted in the course of bank acquisitions that are accounted for at fair value through the application of the purchase accounting requirements.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                              2003          2002           2001
                                                                           ---------      ---------     ---------

         Net income, as reported                                           $  43,354      $  36,234     $  32,734
         Less:  stock-based compensation costs
            determined under fair value based
            method for all awards                                                852            558           552
                                                                           ---------      ---------     ---------

         Net income, pro forma                                             $  42,502      $  35,676     $  32,182
                                                                           =========      =========     =========

Earnings per share of common stock - basic              As reported        $    1.82      $    1.66     $    1.49
                                                        Pro forma               1.78           1.64          1.46

Earnings per share of common stock - diluted            As reported             1.78           1.64          1.47
                                                        Pro forma               1.74           1.61          1.45



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 3.02%, 3.28% and 3.85%; expected volatility of 27.7%, 35.1% and 14.0%; risk-free interest rates for each plan of 3.93% and 4.04% for 2003 and 5.50% and 3.93% for 2002 and 5.23% and 5.04% for 2001; and
     expected lives of 6.83 years and 6 years for each plan in 2003 and 8.50 years and 6.83 years for each plan in 2002, 8.11 years and 7.02 years for each plan in 2001.

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

     STATEMENTS OF CASH FLOWS

         The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

                                      Year ended December 31,
                           ---------------------------------------------
                              2003             2002              2001
                           ----------       -----------       ----------

         Interest          $   50,525       $    64,637       $   94,535
         Taxes                  9,999            10,174            9,113




                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


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

     DERIVATIVES

         The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

         The Company enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future interest expense. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest expense. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in interest expense. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the years ended December 31, 2003 and 2002.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

     VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

         Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46. NPB Capital Trust II issued mandatorily redeemable preferred securities to investors and loaned the proceeds to the Company. NPB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. NPB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate NPB Trust II as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

         Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require NPB to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II's expected residual returns. Accordingly, the Company will deconsolidate NPB Capital Trust II at the end of the first quarter, which will result in an increase in outstanding debt by $2.71 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by NPB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as NPB Capital Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

                                         December 31, 2003               December 31, 2002                 December 31, 2001
                                    ---------------------------      -----------------------------    ------------------------------
                                    Before     Tax       Net of       Before       Tax      Net of    Before      Tax        Net of
                                      tax   (expense)      tax         tax       (expense)   tax       tax      (expense)     tax
                                    amount   benefit     amount       amount     benefit    amount    amount     benefit     amount
                                    ---------------------------      -----------------------------    ------------------------------
Unrealized gains (losses) on
      investment securities
   Unrealized holding
     gains (losses)
        arising during period      $ 3,589  $ (1,568)   $ 2,021     $ 20,858    $ (7,301) $ 13,557     $ 897      $ (314)     $ 583
   Less reclassification
      adjustment for
      gains (losses)
        realized in net income        (369)      129       (240)         214         (75)      139       334        (117)       217
                                   -------  --------      -----     --------    --------  --------     -----      ------      -----
Unrealized gains (losses) on
        investment securities        3,958    (1,697)     2,261       20,644      (7,226)   13,418       563        (197)       366
                                   -------  --------      -----     --------    --------  --------     -----      ------      -----
Change in fair value of cash
        flow hedges                 (1,962)        -     (1,962)       2,759           -     2,759         -           -          -
                                   -------  --------      -----     --------    --------  --------     -----      ------      -----
Other comprehensive income
        (loss), net                $ 1,996  $ (1,697)     $ 299     $ 23,403    $ (7,226) $ 16,177     $ 563      $ (197)     $ 366
                                   =======  ========      =====     ========    ========  ========     =====      ======      =====




2. ACQUISITIONS AND DISPOSITIONS

         Acquisition of Peoples First, Inc.
         On December 18, 2003, National Penn Bancshares, Inc. announced the execution of a definitive agreement for National Penn to acquire Peoples First, Inc. ("Peoples"), parent company of The Peoples Bank of Oxford in a stock and cash transaction valued at approximately $148 million. The Peoples Bank of Oxford is a $456 million bank headquartered in Oxford, Pennsylvania, operating eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland.

         Under the terms of the merger agreement, Peoples shareholders will be entitled to select to receive either 1.505 shares of National Penn common stock, $49.54 in cash, or a combination of both, for each share of Peoples common stock. Peoples shareholder elections are subject to allocation procedures. The application of these procedures will result in the exchange of 30 percent of the Peoples shares for cash, and the remaining shares will be exchanged for shares of National Penn common stock. Options to purchase shares of Peoples common stock will be converted into options to purchase shares of National Penn common stock.

         Acquisition of HomeTowne Heritage Bank
         On December 12, 2003, the Company completed a merger with HomeTowne Heritage Bank ("HomeTowne"). Under the terms of the merger, each outstanding share of common stock of HomeTowne was exchanged for $13.697 in cash resulting in the payment of approximately $37.6 million. In addition, outstanding stock options to purchase 984,332 shares of HomeTowne common stock were converted into stock options to purchase 288,721 shares of the Company's common stock, with an exercise price ranging between $12.10 and $24.20 per share. This transaction was accounted for in accordance with SFAS No. 141, Business Combinations and the results of operations of the Company included HomeTowne's results from and after December 12, 2003. The acquisition resulted in the recording of approximately $25.6 million of goodwill and other intangible assets.


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


2. ACQUISITIONS AND DISPOSITIONS - Continued

         Acquisition of FirstService Bank
         --------------------------------
         On February 25, 2003, the Company completed a merger with FirstService Bank (FirstService). Under the terms of the merger, each outstanding share of FirstService common stock was converted into 0.5954 share of the Company's common stock plus $3.90, resulting in an issuance of 2,563,552 shares of the Company's common stock and approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 643,169 shares of the Company's common stock, with an exercise price of either $6.69 or $13.38 per share. This transaction was accounted for under the purchase method of accounting and the results of operations of the Company includes FirstService's results from and after February 25, 2003. The acquisition resulted in the recording of approximately $52 million of goodwill and other intangibles.

         Disposition of Panasia Bank, N.A.
         ---------------------------------
         On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A., its wholly owned subsidiary for $34.5 million, which resulted in a gain of $6.68 million after taxes of $1.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $2.7 million for the year ended December 31, 2003 was $8.6 million.

         The following represents the components of net assets from discontinued operations as of December 31, 2002:

     Cash and cash equivalents               $10,323
     Investments                              82,844
     Loans receivable, net                    98,158
     Goodwill                                 12,434
     Other assets                              3,516
                                            --------
     Total                                  $207,275
                                            --------

     Deposits                               $186,676
     Other liabilities                         4,008
                                            --------
     Total                                  $190,684
                                            --------

     Net assets from discontinued           $ 16,591
                                            ========
     operations



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


2. ACQUISITIONS AND DISPOSITIONS - Continued

         The following represents the per share amounts for continuing and discontinued operations for the years ended December 31, 2003, 2002 and 2001:


                                                   Years ended December 31,
                                                 -----------------------------
                                                 2003          2002      2001
                                                 ----          ----      ----
     Net income per share - basic
       Continuing operations                     $1.45        $1.57     $1.45
       Discontinued operations                    0.37         0.09      0.04
                                                 -----        -----     -----

       Net income per share - basic              $1.82        $1.66     $1.49
                                                 =====        =====     =====

     Net income per share - diluted
       Continuing operations                     $1.42        $1.55     $1.43
       Discontinued operations                    0.36         0.09      0.04
                                                 -----        -----     -----

       Net income per share - diluted            $1.78        $1.64     $1.47
                                                 =====        =====     =====


         On September 27, 2002, the Company, through its subsidiary Panasia, acquired the United Asian Bank division of Wilmington Savings Fund Society, FSB. The Company acquired $15.8 million of loans and $9.6 million of deposits. This acquisition resulted in the recording of approximately $1.2 million in core deposit intangibles and goodwill.

         Acquisition of Community Independent Bank, Inc.
         -----------------------------------------------
         On January 3, 2001, the Company completed a merger with Community Independent Bank, Inc. (CIB). Under the terms of the merger, each share of CIB stock was converted into 0.90 share of the Company's common stock, resulting in an issuance of 712,973 shares of the Company's common stock. In addition, outstanding stock options to purchase CIB common stock were converted into stock options to purchase 20,752 shares of the Company's common stock, with an exercise price of $8.47 to $11.64 per share. This transaction was accounted for under the pooling of interests method of accounting.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


3. INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities are summarized as follows (in thousands):



                                                                            December 31, 2003
                                                       ----------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized       unrealized      unrealized          Fair
                                                          cost            gains          losses            value
                                                       ----------      ----------      ----------          -----
         U.S. Treasury and U.S. Government
            agencies                                   $  111,183      $    4,122      $     (513)     $  114,792
         State and municipal bonds                        259,623          18,189              (5)        277,807
         Mortgage-backed securities                       480,803           5,937          (1,994)        484,746
         Marketable equity securities and other            53,781           4,177            (928)         57,030
                                                         --------        --------        ---------       --------

            Totals                                     $  905,390      $   32,425      $   (3,440)     $  934,375
                                                        =========       =========       ==========      =========

                                                                            December 31, 2002
                                                       ----------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized       unrealized      unrealized         Fair
                                                          cost            gains          losses            value
                                                       ----------      ----------      ----------          -----
         U.S. Treasury and U.S. Government
            agencies                                   $   37,826      $    4,048      $      (10)     $   41,864
         State and municipal bonds                        248,819          10,901             (47)        259,673
         Mortgage-backed securities                       292,552           8,674              (1)        301,225
         Marketable equity securities and other            47,661           2,528          (2,021)         48,168
                                                         --------        --------        --------        --------

            Totals                                     $  626,858      $   26,151      $   (2,079)     $  650,930
                                                        =========       =========       =========       =========

         The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 2003 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized          Fair
                                                                                        cost             value
                                                                                    ------------     ------------

         Due in one year or less                                                    $      5,325     $      5,463
         Due after one through five years                                                277,456          278,835
         Due after five through ten years                                                196,202          201,711
         Due after ten years                                                             372,626          391,336
         Marketable equity securities and other                                           53,781           57,030
                                                                                      ----------       ----------

                                                                                    $    905,390     $    934,375
                                                                                     ===========      ===========






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


3. INVESTMENT SECURITIES - Continued

         Proceeds from the sales of investment securities during 2003, 2002 and 2001, were $35,000,000, $20,458,000 and $25,601,000, respectively. Gross gains realized on those sales were $0, $464,000 and $961,000 in 2003, 2002 and 2001, respectively, gross losses were $369,000 in 2003 and $250,000 in 2002 and $627,000 in 2001. As of December 31, 2003 and 2002, investment securities with a fair value of $684,357,000 and $514,894,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2003 and 2002, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

         The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003:




                                                     Less than 12 months      12 months or longer             Total
                                                   ------------------------  ----------------------- ------------------------
                                        Number of       Fair    Unrealized   Fair      Unrealized     Fair      Unrealized
                                       Securities      Value     Losses      Value       Losses       Value       Losses
                                    -----------------------------------------------------------------------------------------
        U.S. Treasury and U.S.
           Government Agencies                 5    $ 34,491    $    509    $    992    $      4    $ 35,483    $    513
        State and municipal bonds              1        --          --           336           5         336           5
        Mortgage-backed securities            33       1,994        --          --         1,994     196,487     196,487
        Other bonds                         --          --          --          --          --          --          --
                                        --------    --------    --------    --------    --------    --------    --------
        Total debt securities                 39       2,503       1,328           9       2,512     230,978     232,306
        Marketable equity securities          20       4,905         259      11,784         669      16,689         928
                                        --------    --------    --------    --------    --------    --------    --------
        Total securities                      59    $235,883    $  2,762    $ 13,112    $    678    $248,995    $  3,440
                                        ========    ========    ========    ========    ========    ========    ========



     The impairment of the investment portfolio at December 31, 2003 totaled $3.4 million in 59 securities, or .37% of the total investment portfolio of $934.7 million. The unrealized loss is due to changes in market value stemming from changes in the general level of interest rates and is considered to be temporary.

4.   LOANS


         Major classifications of loans are as follows (in thousands):

                                                                                             December 31,
                                                                                        2003             2002
                                                                                    ------------     ------------
         Commercial and industrial loans and leases                                 $    482,884     $    355,977
         Real estate loans
            Construction and land development                                            149,531          122,129
            Residential, including $29,344 and $52,992 in loans held for sale            754,977          677,559
            Other (nonfarm, nonresidential real estate)                                  828,843          574,443
         Loans to individuals                                                             54,466           55,299
         Unearned income on loans reflected in balances above                             (9,104)          (7,626)
                                                                                    ------------     ------------
                                                                                       2,270,701        1,785,407
         Allowance for loan losses                                                       (49,265)         (40,578)
                                                                                    ------------     ------------

            Total loans, net                                                        $  2,221,436     $  1,744,829
                                                                                    ============     ============

                                   (Continued)


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


4. LOANS - Continued

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $13,673,000 and $14,046,000 at December 31, 2003 and 2002, respectively. If interest on these loans had been accrued, interest income would have decreased by approximately $164,000 for 2003, as interest collected in this period was accrued in prior years. Interest income would have increased $246,000 and $1,123,000 for 2002 and 2001, respectively, if interest on these loans had been accrued.. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $318,000 and $928,000 at December 31, 2003 and 2002, respectively.

         The balance of impaired loans was $10,707,000 at December 31, 2003. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with the $10,707,000 of impaired loans was $971,000 at December 31, 2003. The average impaired loan balance was $13,589,000 during 2003 and the income recognized on impaired loans during 2003 was $452,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

         The balance of impaired loans was $10,508,000 at December 31, 2002. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with the $10,508,000 of impaired loans was $1,323,000 at December 31, 2002. The average impaired loan balance was $15,921,000 and $19,371,000 during 2002 and 2001, respectively, and the income recognized on impaired loans during 2002 and 2001 was $386,000 and $863,000, respectively. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

         Changes in the allowance for loan losses are as follows (in thousands):


                                                                Year ended December 31,
                                                         -----------------------------------
                                                           2003          2002         2001
                                                         ---------    ---------    ---------

 Balance, beginning of year                              $  40,578    $  40,449    $  37,724
    Provision charged to operations                          9,371       13,585        8,450
    Loans charged off                                      (12,344)     (15,365)      (7,522)
    Recoveries                                               5,497        1,909        1,797
    Acquisition of FirstService and HomeTowne                6,163           --           --
                                                         ---------    ---------    ---------

 Balance, end of year                                    $  49,265    $  40,578    $  40,449
                                                         =========    =========    =========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------

5. PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows (in thousands):


                                                                          December 31,
                                                  Estimated              -------------
                                                 useful lives            2003         2002
                                                 ------------          -------      -------

 Land                                            Indefinite          $   6,690    $   3,356
 Buildings                                       5 to 40 years          33,488       22,469
 Equipment                                       3 to 10 years          43,844       36,562
 Leasehold improvements                          2 to 40 years           6,001        5,567
                                                                     ---------    ---------
                                                                        90,023       67,954
 Accumulated depreciation and amortization                             (46,370)     (39,506)
                                                                     ---------    ---------

                                                                     $  43,653    $  28,448
                                                                     =========    =========



         Depreciation and amortization expense amounted to $5,249,000 $4,310,000 and $4,481,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.   DEPOSITS

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $137,965,000 and $169,385,000 in 2003 and 2002, respectively.

         At December 31, 2003, the scheduled maturities of certificates of deposit are as follows (in thousands):

              2004                            $  335,631
              2005                               224,624
              2006                                36,050
              2007                                44,940
              2008                                12,763
              Thereafter                           4,597
                                              ----------
                                              $  658,605
                                              ==========

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------

7. SHORT-TERM BORROWINGS

         Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (in thousands):



                                                                          At or for the year ended December 31,
                                                                       ------------------------------------------
                                                                          2003            2002            2001
                                                                       ----------      ----------      ----------

         Securities sold under repurchase agreements
               and federal funds purchased
            Balance at year-end                                        $  500,038      $  252,086      $  238,726
            Average during the year                                       324,492         237,401         251,583
            Maximum month-end balance                                     500,038         272,322         300,532
            Weighted average rate during the year                           1.22%           1.94%           4.10%
            Rate at December 31                                             1.08%           1.25%           2.02%

         Short-term borrowings
            Balance at year-end                                        $   10,000      $   10,614      $    9,480
            Average during the year                                         5,179           7,146           7,235
            Maximum month-end balance                                      10,045          10,614          10,012
            Weighted average rate during the year                           0.77%           1.46%           3.65%
            Rate at December 31                                             0.59%           0.78%           1.52%



         The weighted average rates paid in aggregate on these borrowed funds for 2003, 2002 and 2001 were 1.21%, 1.83% and 3.78%, respectively.

8. LONG-TERM BORROWINGS

     FHLB ADVANCES

         At December 31, 2003, advances from the Federal Home Loan Bank (FHLB) totaling $157,992,000 will mature within one to eight years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.36%. Unused lines of credit at the FHLB were $909,959,000 and $539,306,000 at December 31, 2003 and 2002, respectively.

         Outstanding borrowings mature as follows (in thousands):

              2004                                   $   10,000
              2005                                       12,500
              2006                                       20,000
              2007                                       10,411
              2008                                       25,000
              Thereafter                                 80,081
                                                     ----------

                                                     $  157,992
                                                     ==========

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


8. LONG-TERM BORROWINGS - Continued

         In September 2003, the Company refinanced approximately $77.5 million of long-term debt with the Federal Home Loan Bank of Pittsburgh with a weighted average rate of 5.13% and a weighted average remaining life of approximately 47 months. The Company paid a prepayment fee of $7.0 million before taxes and included the prepayment fee in other expenses. The Company obtained new debt of $70.0 million, which has a weighted average interest rate of 3.22% and a weighted average life of approximately 54 months. In addition, this new debt also does not include certain call provisions that applied to the retired debt.

     OTHER BORROWINGS

         During 2000, the Company borrowed $21,000,000 with an interest rate of the federal funds rate plus 0.875%. The note matures on June 30, 2004 and requires monthly interest and quarterly principal payments. The balance as of December 31, 2003 is $3,938,000 with an interest rate of 1.855%.

     SUBORDINATED DEBENTURES

         On August 20, 2002, the Company issued $65.21 million of 7.85% junior subordinated debentures (the 2002 Debentures) due September 30, 2032 to NPB Capital Trust II (the Trust), a Delaware business trust, which is a wholly-owned subsidiary of the Company. The 2002 Debentures are the sole asset of the Trust. The Trust issued 2,530,000 shares of trust preferred securities, $25 face value, for total proceeds of $63.25 million. The Company's obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after September 30, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2032. The ability of the Company's banking subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

         On October 31, 2002, the Company used a portion of the net proceeds from the 2002 Debentures transaction to redeem the $40.25 million aggregate amount of 9% trust preferred securities issued by the Company in May 1997. As a result, the Company wrote-off the associated unamortized issuance cost of $822,000 which is included in other operating expense.







                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


9. BENEFIT PLANS

     PENSION PLAN

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):



                                                                December 31,
                                                           2003              2002
                                                         ---------        ---------
Change in benefit obligation
   Benefit obligation at beginning of year               $  15,961        $  14,080
   Service cost                                              1,264            1,274
   Interest cost                                             1,069              977
   Actual gain                                                 654             (163)
   Benefits paid                                              (391)            (306)
   Effect of change in assumptions                           1,827               99
                                                         ---------        ---------
   Benefits obligation at end of year                       20,384           15,961
                                                         ---------        ---------

Change in plan assets
   Fair value of plan assets at beginning of year           15,620           15,565
   Actual return on plan assets                              2,492             (523)
   Employer contribution                                     1,187              884
   Benefits paid                                              (391)            (306)
                                                         ---------        ---------
   Fair value of plan assets at end of year                 18,908           15,620
                                                         ---------        ---------

Funded status                                               (1,476)            (341)
Unrecognized net actuarial gain                              3,341            2,226
Unrecognized prior service cost                                 24              (17)
                                                         ---------        ---------

Prepaid benefit cost (included in other assets)          $   1,889        $   1,868
                                                         =========        =========



         The accumulated benefit obligation was $14,789,000 and $11,659,000 at December 31, 2003 and 2002, respectively.


                                   (Continued)


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------


9. PENSION PLANS - Continued

         Net pension cost included the following components (in thousands):

                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2003             2002              2001
                                                                     ---------         ---------        ---------

         Service cost                                                $   1,264         $   1,274        $   1,089
         Interest cost on projected benefit obligation                   1,069               977              832
         Actual return on plan assets                                   (2,492)              523            1,305
         Net amortization and deferral                                   1,324            (1,734)          (2,670)
                                                                     ---------         ---------        ---------

         Net periodic benefit cost                                   $   1,165         $   1,040        $     556
                                                                     =========         =========        =========

            Weighted-average assumptions used
            To determine benefit obligations at
            December 31
                                                                          2003              2002
                                                                          ----              ----
         Discount rate                                                   6.50%             6.88%
         Rate of compensation increase                                   4.00%             4.25%

              Weighted-average assumptions used To determine net periodic benefit cost For years ended December 31
                                                                          2003              2002
                                                                          ----              ----
         Discount rate                                                   6.50%             6.88%
         Expected long-term return on plan assets                        8.25%             8.25%
         Rate of compensation increase                                   4.00%             4.25%

         Plan Assets
         -----------
         The Company's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                                              Plan Assets
                                                             At December 31,
                                                             ----------------
                                                              2003     2002
                  Asset Category                              ----     ----
                  Equity securities                             47%      37%
                  Debt securities                               36       49
                  Real estate                                     -       -
                  Other                                         17       14
                                                                --       --
                           Total                               100%     100%
                                                               ===      ===

        The plan does not have any assets in the Company's common stock.

                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


9. PENSION PLANS - Continued

     CAPITAL ACCUMULATION PLAN

         The Company has a capital accumulation and salary reduction plan under
     Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $965,000, $758,000 and $765,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     DEFERRED COMPENSATION ARRANGEMENTS

         The Company has established deferred compensation arrangements for certain executives. The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company's liabilities under these arrangements are being accrued from the commencement of the plans over the participant's remaining periods of service. The expense recorded in connection with these deferred compensation plans, which are unfunded, was $320,000, $464,000 and $542,000 for the years ended December 31, 2003, 2002 and 2001.

         The Company, through its acquisition of FirstService Bank and HomeTowne Heritage Bank, has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain executive officers. These SERPs supplement the benefit these executive officers will receive under the Company's qualified retirement plans, and provide annual benefits up to 60% of the executives' final compensation, as defined under the SERPs, payable over the executives' remaining lifetime assuming the executive attains age
     62. The SERPs also provide for survivor and certain other termination benefits. The expense recorded in connection with these SERPs was $231,000 for the year ended December 31, 2003. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $9.5 million. The Company is using these policies as a method of funding benefits under these plans.

10. INCOME TAXES

         The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):


                                                      Year ended December 31,
                                           ------------------------------------
                                              2003         2002          2001
                                           ---------     ---------    ---------
Income tax expense
   Current                                 $   5,104     $   7,379    $   7,130
   Deferred federal benefit                     (503)          (78)        (217)
                                           ---------     ---------    ---------
                                               4,601         7,301        6,193
Additional paid-in capital from benefit
   of stock options exercised                  4,096         1,302          843
                                           ---------     ---------    ---------

Applicable income tax expense              $   8,697     $   8,603    $   7,756
                                           =========     =========    =========





                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


10. INCOME TAXES - Continued

         The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                        2003             2002              2001
                                                                     ---------         ---------        ---------

         Computed tax expense at statutory rate                      $  15,201         $  14,972        $  13,902
            Decrease in taxes resulting from
               Tax-exempt loan and investment income                    (6,697)           (6,478)          (5,826)
               Other, net                                                  193               109             (320)
                                                                     ---------         ---------        ---------

         Applicable income tax expense                               $   8,697         $   8,603        $   7,756
                                                                     =========         =========        =========

         Deferred tax assets and liabilities consist of the following (in thousands):

                                                                                         2003              2002
                                                                                       ---------        ---------
         Deferred tax assets
            Deferred loan fees                                                         $       -        $      16
            Allowance for loan loss                                                       16,015           13,179
            Deferred compensation                                                          2,342            1,827
            Loan sales valuation                                                              54               54
                                                                                       ---------        ---------
                                                                                          18,411           15,076
                                                                                       ---------        ---------

         Deferred tax liabilities
            Pension                                                                        1,006              949
            Partnership investments                                                          588              518
            Depreciation                                                                   1,293              -
            Investment securities available for sale                                      10,122            8,425
            Rehab credit adjustment                                                           44               44
            Core deposit intangibles                                                       3,591                -
                                                                                       ---------        ---------
                                                                                          16,644            9,936
                                                                                       ---------        ---------

         Net deferred tax asset (included in other assets)                             $   1,767        $   5,140
                                                                                       =========        =========


         As a result of the acquisitions of FirstService and HomeTowne Heritage, the Company acquired a net deferred tax liability of $2,199,000, which included $3.6 million related to the recognition of the core deposit intangible and in unrealized holding gains in 2003.

         As a result of discontinued operations, the Company disposed of a net deferred tax liability of $21,000, which included $479,000 in unrealized holding gains in 2002. The total income tax expense related to discontinued operations in 2003, 2002, and 2001, was $2,704,000, $743,000 and $274,000,
     respectively.



                                  (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


11. SHAREHOLDERS' EQUITY

         On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock (2003 repurchase plan) to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. As of December 31, 2003, 152,921 shares have been repurchased at an average price of $30.95 under the 2003 repurchase plan.

         On August 27, 2003, the Company's Board of Directors declared a 5% stock dividend to shareholders of record on September 12, 2003 which was paid on September 30, 2003.

         On October 23, 2002, the Company's Board of Directors declared a 5% stock dividend to shareholders of record on December 6, 2002 and which was paid on December 27, 2002.

         On June 26, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the company's common stock (2002 repurchase plan) to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. The Company completed the 2002 repurchase plan on October 29, 2003 with an average price of $30.02.

         On October 24, 2001, the Company's Board of Directors declared a 3% stock dividend to shareholders of record on December 11, 2001 which was paid on December 27, 2001.

         On July 25, 2001, the Company's Board of Directors authorized a stock repurchase plan (2001 repurchase plan) for 975,000 shares of its common stock. Repurchases can be from time to time and will be used for general corporate purposes including the Company's dividend reinvestment plan, stock option plans, employee stock purchase plan, and other stock benefit plans. The Company completed the 2001 repurchase plan on August 27, 2002 with an average price of $24.43.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


13. EARNINGS PER SHARE

                                                                             Year ended December 31, 2003
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)      (denominator)        amount

         Basic earnings per share
            Net income available to common stockholders              $  43,354            23,813            $1.82
         Effect of dilutive securities
            Options                                                          -               598             (.04)
                                                                       -------           -------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  43,354            24,411            $1.78
                                                                      ========           =======            =====

         Options to purchase 327,000 shares of common stock at $32.35 to $33.13 per share were outstanding during 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 2002
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)         amount

         Basic earnings per share
            Net income available to common stockholders              $  36,234            21,817           $ 1.66
         Effect of dilutive securities
            Options                                                        -                 286            (0.02)
                                                                       -------           -------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  36,234            22,103            $1.64
                                                                      ========           =======            =====

         Options to purchase 581,024 shares of common stock at $24.25 to $24.76 per share were outstanding during 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                             Year ended December 31, 2001
                                                                     --------------------------------------------
                                                                       Income           Shares           Per share
                                                                     (numerator)     (denominator)        amount

         Basic earnings per share
            Net income available to common stockholders              $  32,734            22,033           $ 1.49
         Effect of dilutive securities
            Options                                                        -                 263            (0.02)
                                                                     ---------         ---------            -----
         Diluted earnings per share
            Net income available to common stockholders
               plus assumed conversions                              $  32,734            22,296           $ 1.47
                                                                      ========         =========            =====

         Options to purchase 1,209,325 shares of common stock at $21.11 to $24.76 per share were outstanding during 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


14. COMMITMENTS AND CONTINGENT LIABILITIES

         LEASE COMMITMENTS

         Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

            Year ending December 31,
            ------------------------

                    2004                                  $  2,579
                    2005                                     2,323
                    2006                                     2,066
                    2007                                     1,785
                    2008                                     1,430
                    Thereafter                              10,154
                                                            ------

                                                           $20,337
                                                            ======

         The total rental expense was approximately $3,462,000, $3,088,000 and $2,770,000 in 2003, 2002 and 2001, respectively.

         OTHER

         In the normal course of business, the Company, the Banks and ITC have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15. STOCK-BASED COMPENSATION

         The Company maintains an Officers' and Key Employees' Stock Compensation Plan (Officers' Plan). A total of 2,700,539 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. Options granted under the Officers' Plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 1,596,017 outstanding options under the Officers' Plan at December 31, 2003. Options granted under the Company's previous stock option plan, are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. Under the prior plan, there are 286,335 outstanding options at December 31, 2003.

         In addition, the Company has a Non-Employee Directors' Stock Option Plan (Directors' Plan). Under the Directors' Plan, a total of 345,072 shares of common stock have been made available for options to be granted through January 3, 2004. The options granted under the Directors' Plan fully vest after two years and expire ten years from the date of issue. There are 75,427 outstanding options under the Directors' Plan at December 31, 2003.

         The number of shares available for granting totaled 622,226 at December 31, 2003. As of December 31, 2003, 663,722 options were outstanding as a result of previous acquisitions.


                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


15. STOCK-BASED COMPENSATION - Continued

         A summary of the status of the Company's fixed option plans is presented below:

                                                    2003                     2002                   2001
                                           ----------------------   ----------------------   ----------------------
                                                        Weighted                 Weighted                 Weighted
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                             Shares       price       Shares       price       Shares       price
                                           ----------   ---------   ----------   ---------   ----------   ---------

     Outstanding, beginning of  year        2,097,293    $19.52      2,348,335   $   18.07    2,441,553   $   16.69
         Granted                            1,377,216     16.96        318,551       24.10      330,793       21.41
         Exercised                           (772,437)    14.54       (543,073)      15.98     (333,422)      11.19
         Forfeited                            (80,571)    18.51        (26,520)      18.68      (90,589)      18.41
                                           ----------               ----------               ----------

     Outstanding, end of year               2,621,501   $ 19.67      2,097,293   $   19.52    2,348,335   $   18.07
                                           ==========               ==========               ==========

     Options exercisable at year-end        1,733,382                1,269,629                1,542,391
                                           ==========               ==========               ==========

     Weighted average fair value of
         options granted during the year                $   13.41                $    7.21                $    2.87
                                                         ========                 ========                 ========


         The following table summarizes information about nonqualified options outstanding at December 31, 2003:

                                           Options outstanding                             Options exercisable
         ------------------------------------------------------------------------   ---------------------------------
                                                   Weighted
                                  Number           average                             Number
                              outstanding at      remaining         Weighted         outstanding at      Weighted
             Range of          December 31,      contractual         average          December 31,       average
          exercise prices         2003          life (years)      exercise price         2003          exercise price
         ----------------      ----------       -------------     ---------------   --------------  -----------------
           $3.31 - $6.62           84,001             4.2           $  6.37             84,001         $  6.37
            6.63 -  9.94            8,755             3.5              8.70              8,755            8.70
            9.95 - 13.25          790,981             4.5             12.31            790,981           12.31
           13.26 - 16.56           17,874             7.3             14.56             11,353           14.59
           16.57 - 19.88          233,576             7.1             17.72            132,950           17.73
           19.89 - 23.19          637,662             6.3             21.16            426,482           21.04
           23.20 - 26.50          521,652             7.8             24.43            278,860           24.55
           29.83 - 33.13          327,000            10.0             32.37                  -            -
                              -----------                                         ------------

                                2,621,501                                            1,733,382
                              ===========                                         ============


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


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

         Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2003 and 2002, are as follows (in thousands):

                                                                                        2003              2002
                                                                                     -----------       ----------
         Financial instruments whose contract amounts represent
               credit risk
            Commitments to extend credit                                             $   747,338       $  591,890
            Standby letters of credit                                                     54,533           37,322

         Financial instruments whose notional or contract amounts
               exceed the amount of credit risk
            Interest rate swap agreements                                                 40,000           60,000

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



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Bank amortizes the fees collected over the life of the instrument. Management, based upon their periodic analysis, has determined that a SFAS No. 5 reserve is not necessary at December 31, 2003. The standby letters of credit expire as follows: $30,183,000 in 2004, $14,275,000 by 2007, and the remaining $10,075,000 by 2008. The Bank also obtains collateral, such as real estate or liens on their customer's assets depending on the customer, for these types of commitments. The Bank would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2003, varies up to 100%; the average amount collateralized is 73%.

         Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. In 2003, 2002 and 2001, the interest rate swaps had the effect of increasing the Company's net interest income by $1,484,886, $1,713,000 and $1,029,000, respectively, over what would have been realized had the Company not entered into the swap agreements.

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






                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


18. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

         Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2003 and 2002, were as follows (in thousands):

                                                           December 31, 2003                 December 31, 2002
                                                     ----------------------------      ----------------------------
                                                      Carrying     Estimated fair       Carrying    Estimated fair
                                                       amount          value             amount          value
                                                     ----------   ---------------      ----------   ---------------
        Cash and cash equivalents                    $   98,397     $     98,397       $  124,124    $    124,124
        Investment securities available for sale        934,375          934,375          650,930         650,930

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

                                                           December 31, 2003                 December 31, 2002
                                                     ----------------------------      ----------------------------
                                                      Carrying     Estimated fair       Carrying    Estimated fair
                                                       amount           value            amount          value
                                                     ----------   ---------------      ----------   ---------------
                                                                            (in thousands)

        Deposits with stated maturities              $  658,605     $    670,613       $  707,813    $    731,568
        Repurchase agreements, federal funds
           purchased and short-term borrowings          510,038          510,038          262,710         262,710
        Long-term borrowings                            164,037          169,558          169,703         184,968
        Subordinated debentures                          63,250           74,329           63,250          86,593

         Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $1.78 billion for 2003 and $1.22 billion for 2002.

         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                                          December 31, 2003                 December 31, 2002
                                                    -----------------------------    ------------------------------
                                                      Carrying     Estimated fair      Carrying     Estimated fair
                                                       amount           value           amount           value
                                                    -----------   ---------------    ------------   ---------------
                                                                            (in thousands)
        Net loans                                   $ 2,221,434     $  1,934,278     $  1,744,829    $  1,831,390



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------



18. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

         The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

         The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps are $797,000 and $2,759,000 at December 31, 2003 and 2002, respectively.

19. REGULATORY MATTERS

         National Penn Bank (NPB) is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these balances for the year ended December 31, 2003, was approximately $21,650,000.

         Dividends are paid by the Company from its assets, which are mainly provided by dividends NPB. However, certain restrictions exist regarding the ability of NPB to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2003, NPB, without prior approval of bank regulators, can declare dividends to the Company totaling $8,618,000 plus additional amounts equal to the net earnings of NPB for the period January 1, 2004, through the date of declaration less dividends previously paid in 2004.

         NPB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NPB must meet specific capital guidelines that involve quantitative measures of NPB's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. NPB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require NPB and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, that NPB and Company meet all capital adequacy requirements to which they are subject.














                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------



19. REGULATORY MATTERS - Continued

         As of December 31, 2003, NPB met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NPB must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

                                                                                                               To be well
                                                                                                           capitalized under
                                                                                For capital                 prompt corrective
                                                        Actual               adequacy purposes              action provisions
                                                 --------------------  ----------------------------      -----------------------
                                                   Amount      Ratio     Amount              Ratio          Amount        Ratio
                                                 ----------  --------  ----------          --------      ----------     --------
                                                                      (Dollars in thousands)
     As of December 31, 2003
        Total capital (to risk-weighted assets)
                                                                                     (greater
                                                                                      than or
           National Penn Bancshares, Inc.          $282,581    11.00%     $205,507    equal to) 8.00%          N/A           N/A

                                                                                                                    (greater
                                                                                                                     than or
           National Penn Bank                       255,915    10.14       201,973              8.00      $252,466   equal to)10.00%

        Tier I capital (to risk-weighted assets)
           National Penn Bancshares, Inc.           250,259     9.74       102,754              4.00           N/A           N/A
           National Penn Bank                       224,188     8.88       100,986              4.00       151,479             6.00

        Tier I capital (to average assets)
           National Penn Bancshares, Inc.           250,259     7.84       127,740              4.00           N/A           N/A
           National Penn Bank                       224,138     7.06       127,025              4.00       158,781             5.00

     As of December 31, 2002
        Total capital (to risk-weighted assets)

                                                                                     (greater
                                                                                      than or
           National Penn Bancshares, Inc.          $271,184    13.08%     $165,855    equal to) 8.00%          N/A           N/A

                                                                                                                    (greater
                                                                                                                     than or
           National Penn Bank                       203,455    10.59       153,667              8.00      $192,084   equal to)10.00%
           Panasia Bank, N.A.                        12,320    11.36         8,769              8.00        10,848            10.00

        Tier I capital (to risk-weighted assets)
           National Penn Bancshares, Inc.           244,932    11.81        82,928              4.00           N/A           N/A
           National Penn Bank                       179,240     9.33        76,834              4.00       115,250             6.00
           Panasia Bank, N.A.                        10,956    10.10         4,339              4.00         6,509             6.00

        Tier I capital (to average assets)
           National Penn Bancshares, Inc.           244,932     8.66       113,181              4.00           N/A           N/A
           National Penn Bank                       179,240     6.91       103,725              4.00       129,456             5.00
           Panasia Bank, N.A.                        10,956     5.61         7,819              4.00         9,773             5.00



NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

                                                       CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                        2003             2002
                                                                                    ------------     ------------
         Assets
            Cash                                                                    $         26     $        -
            Investment in Bank subsidiaries, at equity                                   352,904          230,684
            Investment in other subsidiaries, at equity                                   47,574           63,952
            Other assets                                                                   1,889            6,894
                                                                                    ------------     ------------

                                                                                    $    402,393     $    301,530
                                                                                    ============     ============

         Liabilities and shareholders' equity
            Long-term borrowings                                                    $      3,938     $      9,188
            Guaranteed preferred beneficial interests in Company's
               subordinated debentures                                                    65,206           65,206
            Other liabilities                                                             15,436            4,776
            Shareholders' equity                                                         317,813          222,360
                                                                                    ------------     ------------

                                                                                    $    402,393     $    301,530
                                                                                    ============     ============

























                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued


                                                    CONDENSED STATEMENTS OF INCOME


                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2003          2002         2001
                                                                              ---------    ---------    ---------
         Income
            Equity in undistributed net earnings of subsidiaries              $   4,921    $   6,312    $  10,123
            Dividends from subsidiary                                            34,149       31,789       24,441
            Interest and other income                                                29          253          483
                                                                              ---------    ---------    ---------
                                                                                 39,099       38,354       35,047
         Expense
            Interest on subordinated debentures                                   5,119        4,983        3,735
            Interest on long-term borrowings                                        121          288          837
            Other operating expenses                                                 68        1,024          115
                                                                              ---------    ---------    ---------
                                                                                  5,308        6,295        4,687
               Income before income tax benefit                                  33,791       32,059       30,360
               Income tax benefit                                                  (942)      (2,115)      (1,605)
                                                                              ---------    ---------    ---------
               Income from continuing operations                                 34,733       34,174       31,965
               Income from discontinued operations                                8,621        2,060          769
                                                                              ---------    ---------    ---------
               Net income                                                     $  43,354    $  36,234    $  32,734
                                                                              =========    =========    =========


























                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued


                                                  CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                2003          2002         2001
                                                                              ---------    ---------    ---------
         Cash flows from operating activities
            Net income                                                       $   43,354       36,234    $  32,734
            Equity in undistributed net earnings of subsidiaries                  8,459       (6,312)     (10,123)
            Equity in discontinued subsidiary                                    (8,621)      (2,060)        (769)
            (Increase) decrease in other assets                                   5,005       (5,980)       1,674
            (Decrease) increase in other liabilities                             10,660          -          1,091
                                                                               --------   ----------      -------
               Net cash provided by operating activities                         58,857       21,882       24,607
                                                                               --------   ----------      -------
         Cash flows from investing activities
            Cash received for business sold                                      34,500            -            -
            Cash paid to acquire businesses                                     (54,400)
            Sale or repayment of investments in subsidiaries                          -       24,280        1,918
            Additional investment in subsidiaries, at equity                     (1,998)     (41,292)         644
                                                                               --------   ----------      -------
               Net cash (used in) provided by investing activities              (21,898)     (17,212)       2,562
                                                                               --------   ----------      -------
         Cash flows from financing activities
            Repayment of long-term debt                                          (5,250)      (5,249)      (3,938)
            Proceeds from issuance of subordinated debt                               -       65,206          -
            Repayment of subordinated debt                                            -      (41,495)         -
            Proceeds from issuance of stock                                       4,890          -            -
            Effect of treasury stock transactions                               (15,339)      (7,693)      (3,660)
            Cash dividends                                                      (21,234)     (18,040)     (16,974)
                                                                               --------   ----------      -------
               Net cash (used in) provided by financing activities              (36,933)      (7,271)     (24,572)
                                                                               --------   ----------      -------
               Net (decrease) increase in cash and cash equivalents                  26       (2,601)       2,597
         Cash and cash equivalents at beginning of year                               -        2,601            4
                                                                               --------   ----------      -------
         Cash and cash equivalents at end of year                            $       26   $      -      $   2,601
                                                                              =========    =========     ========


NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


21. SEGMENT INFORMATION

         SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn operating segments to create one reportable segment, "Community Banking."

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

         The Company has also identified several other operating segments. These operating segments within the Company's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include ITC, Penn Securities, National Penn Life Insurance Company, NPB Capital Trust II, NP Leasing and the Parent are included in the "Other" category.

         The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

         Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                                                                     Community
                                                                      Banking           Other        Consolidated
                                                                  --------------    ------------    ---------------
                                                                                   (in thousands)

         December 31, 2003
            Total assets                                           $  3,109,969     $    402,605      $3,512,574
            Total deposits                                            2,435,296               --       2,435,296
            Net interest income (loss)                                  118,636           (4,087)        114,549
            Total noninterest income                                     30,063           11,222          41,285
            Total noninterest expense                                    92,357           10,676         103,033
            Net income (loss) from continuing operations                 38,509           (3,776)         34,733
            Net income from discontinued operations                       1,935            6,686           8,621
            Net income (loss)                                      $     40,444     $       2,910     $   43,354



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2003 and 2002
--------------------------------------------------------------------------------


21. SEGMENT INFORMATION - Continued

                                                                     Community
                                                                      Banking           Other        Consolidated
                                                                  --------------    ------------    ---------------
                                                                                   (in thousands)
         December 31, 2002
            Total assets                                           $  2,561,860      $   296,402     $ 2,858,262
            Total deposits                                            1,925,964              -         1,925,964
            Net interest income (loss)                                  107,020           (4,940)        102,080
            Total noninterest income                                     28,388            8,162          36,550
            Total noninterest expense                                    74,630            7,638          82,268
            Net income (loss) from continuing operations                 37,043           (2,869)         34,174
            Net income from discontinued operations                       2,060                -           2,060
            Net income (loss)                                      $     39,103      $    (2,869)    $    36,234

         December 31, 2001
            Total assets                                           $  2,470,622      $   256,860     $ 2,727,482
            Total deposits                                            1,931,350              -         1,931,350
            Net interest income (loss)                                   94,645           (4,227)         90,418
            Total noninterest income                                     24,742            7,444          32,186
            Total noninterest expense                                    68,274            6,159          74,433
            Net income (loss) from continuing operations                 33,742           (1,777)         31,965
            Net income from discontinued operations                         769                -             769
            Net income (loss)                                      $     34,511      $    (1,777)    $    32,734

22. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

         (Dollars in thousands, except per share data)
                                                                                 Three months ended
                                                                 ----------------------------------------------------
               2003                                               Dec. 31     Sept. 30       June 30       March 31
         ----------------                                        ----------------------------------------------------
         Interest income                                         $  42,628    $  41,149    $  41,770    $  40,101
         Net interest income                                        30,264       28,561       28,541       27,183
         Provision for loan losses                                   2,475        2,286        2,355        2,255
         Net gains (losses) on sale of investment securities             -         (369)           -            -
         Income before income taxes                                 12,506        5,370       12,799       12,755
         Net income from continuing operations                      10,499        4,419       10,057        9,758
         Net income from discontinued operations                       698          6,585        706          632
         Net income                                                 11,197       11,004       10,763       10,390
         Earnings per share of common stock - basic                   0.47         0.46         0.45         0.44
         Earnings per share of common stock - diluted                 0.46         0.45         0.44         0.43



                                   (Continued)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Concluded
December 31, 2003 and 2002
--------------------------------------------------------------------------------


22. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED) - Continued

                                                                                 Three months ended
                                                                 ----------------------------------------------------
               2002                                               Dec. 31     Sept. 30       June 30       March 31
         ----------------                                        ----------------------------------------------------
         Interest income                                         $  40,439    $  40,827    $  40,748    $  41,164
         Net interest income                                        14,128       15,602       15,269       16,088
         Provision for loan losses                                   2,725        4,410        2,650        3,800
         Net gains (losses) on sale of investment securities            97          367          -           (250)
         Income before income taxes                                 10,694       10,804       10,887       10,392
         Net income from continuing operations                       8,680        8,729        8,453        8,312
         Net income from discontinued operation                        540          482          585          453
         Net income                                                  9,220        9,211        9,038        8,765
         Earnings per share of common stock - basic                   0.42         0.42         0.42         0.40
         Earnings per share of common stock - diluted                 0.42         0.41         0.41         0.40

               Report of Independent Certified Public Accountants


Board of Directors
National Penn Bancshares, Inc.

         We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 19, 2004

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
----------------------------------------------------------------------------

        None.


Item 9A.  CONTROLS AND PROCEDURES.
---------------------------------

        National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of December 31, 2003. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

        There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

        Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report. Information relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section captioned "Election of Directors" and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of National Penn's definitive Proxy Statement to be used in connection with National Penn's 2004 Annual Meeting of Shareholders (the "Proxy Statement").

        National Penn maintains in effect a written Code of Conduct that applies to National Penn's directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions. A copy of the Code of Conduct is filed in this Report as Exhibit 14.1.


Item 11.  EXECUTIVE COMPENSATION.
--------------------------------

        Information required by this item is incorporated by reference to the subsection captioned "Director Compensation" and the section captioned "Execution Compensation" of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT AND RELATED MATTERS.
         ------------------------------

        The following table provides information as of December 31, 2003, with respect to shares of National Penn's common stock that may be issued under National Penn's existing equity compensation plans:

                            (a)                         (b)                        (c)
  Plan category(1)           Number of securities to    Weighted-average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
                             warrants and rights        warrants and rights        equity compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column(a))
  Equity compensation
  plans approved by
  security holders                   1,957,779                  $22.03                     1,079,381(2)(3)

  Equity compensation
  plans not approved by
  security holders(4)                     None                      N/A                          N/A

  Total                              1,957,779                  $22.03                     1,079,381

(1) The table does not include information on stock options assumed by National Penn through acquisitions. At December 31, 2003, 663,722 shares of common stock are issuable upon exercise of substitute stock options issued in connection with acquisitions. Of this total, 49,816 shares are issuable upon exercise of substitute stock options issued in the acquisition of Elverson National Bank, 10,149 shares are issuable upon exercise of substitute stock options issued in the acquisition of Community Independent Bank, Inc., 316,036 shares are issuable upon exercise of substitute stock options issued in the acquisition of FirstService Bank, and 288,721 shares are issuable upon exercise of substitute stock options issued in the acquisition of HomeTowne Heritage Bank. The weighted average exercise price of all substitute stock options issued in acquisitions and outstanding at December 31, 2003 was $12.72 per share. National Penn cannot grant additional stock options under any of these substitute stock option plans.

(2) Includes 435,926 shares available for future issuance under National Penn's Employee Stock Purchase Plan.

(3) Includes 21,229 shares available for future issuance under National Penn's Directors' Fee Plan. Under the Fee Plan, shares or phantom stock units may be issued at fair market value in lieu of cash for directors' fees.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
------------------------------------------------

        Information required by this item is incorporated by reference to the subsection captioned "Audit Commttee Report" of the Proxy Statement.

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

         3. Exhibits.
            ---------

2.1 Agreement dated September 24, 2002 between National Penn Bancshares, Inc., National Penn Bank and FirstService Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 of National Penn's Report on Form 8-K dated September 24, 2002, as filed on September 27, 2002.)

2.2 Form of Letter Agreement between FirstService Bank directors and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit
          2.2 of National Penn's Report on Form 8-K dated September 24, 2002.)

2.3 Agreement dated February 10, 2003 among National Penn Banchsares, Inc., Panasia Bank, N.A., and Woori America Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to
          Exhibit 2.1 to National Penn's Report on Form 8-K dated February 10,
          2003).

2.4 Guaranty Agreement dated February 10, 2003 of Woori Bank in favor of National Penn Bancshares, Inc. and Panasia Bank, N.A. (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated February 10, 2003.)

2.5 Agreement and Plan of Merger dated April 30, 2003, by and among National Penn Bancshares, Inc., National Penn Bank and HomeTowne Heritage Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn's Report on Form 8-K dated April 23, 2003, as filed on May 2, 2003.)

2.6 Form of Letter Agreement between National Penn Bancshares, Inc. and directors of HomeTowne Heritage Bank. (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated April 23, 2003, as filed on May 2, 2003.)

2.7 Agreement dated December 17, 2003 between National Penn Bancshares, Inc. and Peoples First, Inc. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.)

          (Incorporated by reference to Exhibit 2.1 to National Penn's Report on Form 8-K dated December 17, 2003, as filed on December 19, 2003.)

2.8 Form of Letter Agreement between Peoples First, Inc. directors, executive officers and five percent shareholders and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn's Report on Form 8-K dated December 17, 2003.)

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

4.6 Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Chase Manhattan Bank USA, National Association. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.7 Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., as sponsor, Chase Manhattan Bank USA, National Association, as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.8 Form of Indenture between National Penn Bancshares, Inc. and JPMorgan Chase Bank, as Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.9 Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

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

10.5 Amendment No. 2 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.6 National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.7 Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to National Penn's Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.8 Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn's Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.9 Amendment No. 3 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.10 Amendment No. 4 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.)

10.11 Amendment No. 5 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.12 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan--Plan Year 2004.* (Incorporated by reference to Exhibit
          10.1 to National Penn's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

10.13 National Penn Bancshares, Inc. Executive Incentive Plan/Schedules - Plan Year 2004.*

10.14 National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan - Plan Year 2003.* (Incorporated by reference to
          Exhibit 10.1 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 4, 2001.)

10.15 National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated July 12, 2002, as filed on July 16, 2002.)

10.16 National Penn Bancshares, Inc. Amended Officers' and Key Employees' Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.17 National Penn Bancshares, Inc. Directors' Fee Plan.* (Incorporated by reference to Exhibit 10.3 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.18 National Penn Bancshares, Inc. Non-Employee Directors' Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.19 National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.20 National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.21 National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn's Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.22 National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit
          4.1 to National Penn's Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.23 Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.24 National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Plan." (Incorporated by reference to Exhibit 10.20 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2002.

10.25 National Penn Bancshares, Inc. FirstService Non-Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit
          10.21 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.26 HomeTowne Heritage Bank Substitute 2000 Employee Stock Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn's Registration Statement No. 333-11376 on Form S-8, as filed on December 19, 2003.)

10.27 HomeTowne Heritage Bank Substitute 2000 Non-Employee Directors Stock Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn's Registration Statement No. 333-11377 on Form S-8, as filed on December 19, 2003.)

10.28 HomeTowne Heritage Bank Substitute 1999 Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn's Registration Statement No. 333-11375 on Form S-8, as filed on December 19, 2003.)

10.29 Executive Supplemental Benefit Agreement dated December 27, 1989, among National Penn Bancshares, Inc., National Bank of Boyertown and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.19 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.30 Amendatory Agreement dated February 23, 1994, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.20 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.31 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Lawrence T. Jilk, Jr.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.32 Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.33 Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.4 to National Penn's Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.34 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.35 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.4 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.36 Amendatory Agreement dated February 24, 1999, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.26 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.37 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.2 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.38 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.5 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.39 Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.40 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.41 Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.42 Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.43 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.44 Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.35 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.45 Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.36 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.46 Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.47 Amendatory Agreement dated January 27, 2002, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.2 to National Penn's Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.48 Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.41 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.49 Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.42 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.50 Employment Agreement dated as of September 24, 2002, between National Penn Bank and John C. Spier.* (Incorporated by reference to Exhibit
          10.1 to National Penn's Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.51 Consulting Agreement dated December 9, 2003 between National Penn Bank and John C. Spier.

10.52 Employment Agreement dated as of September 24, 2002 between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to
          Exhibit 10.2 to National Penn's Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.53 Investment Agreement dated September 4, 2003 between The Pennsylvania State Banking Company and National Penn Bank.

10.54 Amendment to Rights Agreement dated as of August 21, 1999, between National Penn Bancshares, Inc. and National Penn Bank, as Rights Agent (including as Exhibit "A" thereto, the Rights Agreement dated as of August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent). (Incorporated by reference to
          Exhibit 4.1 to National Penn's Report on Form 8-K, dated August 21, 1999, as filed on August 26, 1999.)

14.1      National Penn Bancshares, Inc. Code of Conduct

21        Subsidiaries of the Registrant.

23        Consent of Independent Certified Public Accountants.

31.1 Certification of Chairman and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.)

32.2 Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.)

99        Forward-Looking Statements.


------------------

*         Denotes a compensatory plan or arrangement.

(b) Reports on Form 8-K.
    --------------------

         During fourth quarter 2003, National Penn filed the following Reports on Form 8-K:

         o Report dated October 15, 2003. The Report provided information under Item 12 on National Penn's earnings for third quarter 2003. The Report did not contain any financial statements.

         o Report dated November 26, 2003. The Report provided information under Item 5 on amendments to National Penn's Executive Incentive Plan and changes in National Penn's executive management. The Report did not contain any financial statements.

         o Report dated December 9, 2003. The Report provided information under Item 5 on additional changes in National Penn's executive management. The Report did not contain any financial statements.

         o Report dated December 12, 2003. The Report provided information under Item 5 on the completion of National Penn's acquisition of HomeTowne Heritage Bank. The Report did not contain any financial statements.

         o Report dated December 17, 2003. The Report provided information under Item 5 on National Penn's execution of a definitive agreement providing for National Penn's acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford. The Report did not contain any financial statements.

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


                                             NATIONAL PENN BANCSHARES, INC.
                                             (Registrant)


March 8, 2004                            By  /s/ Wayne R. Weidner
                                             ----------------------------------
                                             Wayne R. Weidner
                                             Chairman and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                                             Title
----------                                             -----


/s/ John H. Body                                       Director                               March 8, 2004
--------------------------------------------------
John H. Body


/s/ J. Ralph Borneman, Jr.                             Director                               March 8, 2004
--------------------------------------------------
J. Ralph Borneman, Jr.


/s/ Frederick H. Gaige                                 Director                               March 8, 2004
--------------------------------------------------
Frederick H. Gaige


/s/ Fred D. Hafer                                      Director                               March 8, 2004
--------------------------------------------------
Fred D. Hafer


/s/ John W. Jacobs                                     Director                               March 8, 2004
--------------------------------------------------
John W. Jacobs


/s/ Frederick P. Krott                                 Director                               March 8, 2004
--------------------------------------------------
Frederick P. Krott


/s/ Patricia L. Langiotti                              Director                               March 8, 2004
--------------------------------------------------
Patricia L. Langiotti


/s/ Kenneth A. Longacre                                Director                               March 8, 2004
--------------------------------------------------
Kenneth A. Longacre










/s/ Glenn E. Moyer                                     Director                               March 8, 2004
--------------------------------------------------
Glenn E. Moyer


/s/ Alexander Rankin V                                 Director                               March 8, 2004
--------------------------------------------------
Alexander Rankin V


                                                       Director
--------------------------------------------------
Robert E. Rigg


/s/ C. Robert Roth                                     Director                               March 8, 2004
--------------------------------------------------
C. Robert Roth


/s/ Donald P. Worthington                              Director                               March 8, 2004
--------------------------------------------------
Donald P. Worthington


/s/ Wayne R. Weidner                                   Director, Chairman                     March 8, 2004
--------------------------------------------------     and Chief Executive Officer
Wayne R. Weidner                                       (Principal Executive Officer)



/s/ Gary L. Rhoads                                     Treasurer (Principal Financial         March 8, 2004
--------------------------------------------------     and Accounting Officer)
Gary L. Rhoads


