Form 10-Q
period 2004-03-31
NATIONAL PENN BANCSHARES INC
filed 2004-05-07
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2004
                                ------------------------------------------------

OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                        to
                                 ---------------------    ----------------------

Commission file number: 0-22537-01

                         NATIONAL PENN BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                   23-2215075
   -----------------------------------              --------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)


         Philadelphia and Reading Avenues, Boyertown, PA    19512
        -------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (610) 367-6001
        -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
        -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at May 6, 2004
                  -----                         --------------------------
         Common Stock (no stated par value)      (No.) Shares 24,325,327





                               Page 1 of 39 pages


TABLE OF CONTENTS
-----------------

Part I - Financial Information.                                                               Page
------------------------------                                                                ----

         Item 1.          Financial Statements                                                  3

         Item 2.          Management's Discussion and Analysis of
                                           Financial Condition and Results of Operation        14

         Item 3.          Quantitative and Qualitative Disclosures about
                          Market Risk                                                          30

         Item 4.          Controls and Procedures                                              30

Part II - Other Information.
----------------------------

         Item 1.          Legal Proceedings                                                    30

         Item 2.          Changes in Securities, Use of Proceeds                               31
                          And Issuer Repurchases of Equity Securities

         Item 3.          Defaults Upon Senior Securities                                      31

         Item 4.          Submission of Matters to a Vote of
                          Security Holders                                                     32

         Item 5.          Other Information                                                    32

         Item 6.          Exhibits and Reports on Form 8-K                                     33

Signatures                                                                                     35

Exhibits                                                                                       36


                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                    March 31           Dec. 31
 (Dollars in thousands, except per share data)                            2004              2003
                                                                       (Unaudited)
                                                                       ------------------------------
ASSETS
Cash and due from banks                                                    $81,740           $96,164
Interest bearing deposits in banks                                           4,348             2,233
                                                                       ------------      ------------
    Total cash and cash equivalents                                        $86,088           $98,397
Investment securities available for sale, at fair value                    941,761           934,375
Loans held for sale                                                         40,050            29,344
Loans and leases, less allowance for loan and lease losses
  of $50,154 and $49,265 in 2004 and 2003 respectively                   2,237,259         2,192,090
Premises and equipment, net                                                 43,877            43,653
Accrued interest receivable                                                 14,002            14,309
Bank owned life insurance                                                   70,664            69,937
Goodwill and other intangibles                                              110854            111210
Unconsolidated investments under the equity method                           6,224             2,968
Other assets                                                                16,412            16,291
                                                                       ------------      ------------
    Total Assets                                                        $3,567,191        $3,512,574
                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                             $405,529          $386,620
Interest bearing deposits                                                1,977,912         2,048,676
                                                                       ------------      ------------
    Total deposits                                                       2,383,441         2,435,296
Securities sold under repurchase agreements
  and federal funds purchased                                              561,556           500,038
Short-term borrowings                                                       10,093            10,000
Long-term borrowings                                                       152,470           164,037
Subordinated debt                                                          106,444                 -
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                              -            63,250
Accrued interest payable and other liabilities                              24,326            22,140
                                                                       ------------      ------------
    Total Liabilities                                                    3,238,330         3,194,761
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares; none issued                                     -                 -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2004 - 24,356,838; 2003 - 24,285,506; net of shares
    in Treasury: 2004 - 13,835; 2003 - 2,626                               270,720           272,534
  Retained earnings                                                         31,330            25,770
  Accumulated other comprehensive income                                    27,334            19,595
  Treasury stock at cost                                                      (523)              (86)
                                                                       ------------      ------------
    Total Shareholders' Equity                                             328,861           317,813
                                                                       ------------      ------------
    Total Liabilities and Shareholders' Equity                          $3,567,191        $3,512,574
                                                                       ============      ============


The accompanying notes are an integral part of these statements.



NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                             Three Months Ended
(Dollars in thousands, except per share data)                                     March 31
                                                                       ------------------------------
                                                                          2004              2003
                                                                       ------------      ------------
INTEREST INCOME
Loans and leases, including fees                                           $34,186           $31,163
Investment securities
 Taxable                                                                     6,718             5,468
 Tax-exempt                                                                  3,241             3,254
Federal funds sold                                                              21               200
Deposits in banks                                                                8                16
                                                                       ------------      ------------
    Total interest income                                                   44,174            40,101
                                                                       ------------      ------------
INTEREST EXPENSE
Deposits                                                                     8,099             8,580
Securities sold under repurchase agreements and
  federal funds purchased                                                    1,587               932
Short-term borrowings                                                           10                 8
Long-term borrowings                                                         3,053             3,398
                                                                       ------------      ------------
    Total interest expense                                                  12,749            12,918
                                                                       ------------      ------------
    Net interest income                                                     31,425            27,183
Provision for loan and lease losses                                          1,763             2,255
                                                                       ------------      ------------
    Net interest income after provision
      for loan and lease losses                                             29,662            24,928
                                                                       ------------      ------------
NONINTEREST INCOME
Trust income                                                                 1,361             1,299
Service charges on deposit accounts                                          3,415             2,787
Bank owned life insurance income                                               731               652
Other service charges and fees                                               2,575             1,965
Net gains (losses) on sale of investment securities                           (196)                -
Mortgage banking income                                                      1,303             1,441
Insurance commissions and fees                                                 832               462
Service charges cash management                                                640               498
Equity in earnings of unconsolidated subsidiaries                              101                47
                                                                       ------------      ------------
    Total noninterest income                                                10,762             9,151
                                                                       ------------      ------------
NONINTEREST EXPENSES
Salaries, wages and employee benefits                                       14,778            12,566
Net premises and equipment                                                   3,954             3,269
Advertising and marketing expenses                                           1,132               639
Other operating                                                              5,657             4,850
                                                                       ------------      ------------
    Total noninterest expenses                                              25,521            21,324
                                                                       ------------      ------------
    Income before income taxes  and discontinued operations                 14,903            12,755
Income tax expense                                                           3,535             2,997
                                                                       ------------      ------------
    Net income from continuing operations                                   11,368             9,758
    Net income from discontinued operations, net of taxes                        -               632
                                                                       ------------      ------------
    Net income                                                             $11,368           $10,390
                                                                       ============      ============


PER SHARE OF COMMON STOCK
  Net income per share - basic                                               $0.47             $0.44
  Net income per share - diluted                                             $0.46             $0.43
Dividends paid in cash                                                       $0.24             $0.21

The accompanying notes are an integral part of these statements.

                                        4





NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2004
  (Dollars in thousands)

                                                                            Accumulated
                                        Common Stock                           other
                                  --------------------------   Retained     conprehensive  Treasury                   Comprehensive
                                    Shares         Value       earnings       income         stock         Total        income
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2003       24,284,506     $ 272,534      $ 25,770      $ 19,595         $ (86)      317,813
  Net income                                -             -        11,368             -             -        11,368      $ 11,368
  Cash dividends declared                   -             -        (5,808)            -             -        (5,808)
  Shares issued under stock-based
      plans                           251,271        (1,814)            -             -         5,481         3,667
  Other comprehensive loss, net
      of reclassification adjustment
      and taxes                             -             -             -         7,739             -         7,739         7,739
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income                  -             -             -             -             -             -      $ 19,107
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (178,939)            -             -             -        (5,918)       (5,918)
                                  ------------------------------------------------------------------------------------------------
Balance at March 31, 2004          24,356,838     $ 270,720      $ 31,330      $ 27,334        $ (523)    $ 328,861


                                                                             March 31, 2004
                                                              ----------------------------------------
                                                                 Before         Tax          Net of
                                                                  tax        (expense)        tax
                                                                 amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period               11,946        (4,098)        7,848
       Less: Reclassification adjustment for losses
        realized in net income                                       (196)           69          (127)
      Change in the fair value of cash flow hedges                    236             -           236
                                                              ----------------------------------------
Other comprehensive income, net                                    11,906        (4,167)        7,739
                                                              ========================================



THREE MONTHS ENDED MARCH 31, 2003
  (Dollars in thousands)

                                                                            Accumulated
                                        Common Stock                           other
                                  --------------------------   Retained     comprehensive  Treasury                   Comprehensive
                                    Shares         Value       earnings       income         stock         Total        income
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 2002       20,699,782     $ 172,471      $ 30,593      $ 19,296           $ -       222,360
  Net income                                -             -        10,390             -             -        10,390      $ 10,390
  Cash dividends declared                   -             -        (5,307)            -             -        (5,307)
  Shares issued under stock-based
       plans                            5,895        (3,807)            -             -         4,550           743
Shares issued for acquisition
      of FirstService Bank          2,563,552        61,262             -             -         1,924        63,186
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -             -             -         4,239             -         4,239         4,239
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income                  -             -             -             -             -             -      $ 14,629
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (229,447)            -             -             -        (6,613)       (6,613)
                                  ------------------------------------------------------------------------------------------------
Balance at March 31, 2003          23,039,782     $ 229,926      $ 35,676      $ 23,535        $ (139)      288,998


                                                                          March 31, 2003
                                                              ----------------------------------------
                                                                 Before         Tax          Net of
                                                                  tax        (expense)        tax
                                                                 amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period                8,813        (2,282)        6,531
       Less: Reclassification adjustment for losses realized
        in net income                                                   -             -             -
      Change in the fair value of cash flow hedges                  2,292             -         2,292
                                                              ----------------------------------------
Other comprehensive income, net                                     6,521        (2,282)        4,239
                                                              ========================================




The accompanying notes are an integral part of these statements.

                                        5




CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollars in thousands)                                            Three Months Ended March 31,
                                                                               2004             2003
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------
  Net income                                                                $  11,368       $  10,390
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                         1,763           2,255
    Depreciation and amortization                                               1,633           1,184
    Deferred income tax expense                                                  --              (973)
    Amortization of premiums and discounts on investment
       securities, net                                                            245             285
    Losses on sales of investment securities, net                                (196)           --
    Mortgage loans originated for resale                                      (27,664)        (21,516)
    Sale of mortgage loans originated for resale                               28,839          22,581
    Gain on sale of mortgage loans originated for resale                       (1,175)         (1,065)
    Changes in assets and liabilities
      Decrease in accrued interest receivable                                     307           1,198
      (Decrease)  increase in accrued interest payable                            102             (31)
      (Increase) in other assets                                               (2,632)         (1,986)
      Increase (decrease) in other liabilities                                  2,084            (135)
      Decrease (increase) in assets from discontinued operations                 --            (2,766)
      Increase (decrease) in liabilities from discontinued operations            --            (2,167)
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              14,674           7,254
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------
  Cash paid in excess of cash equivalents for business acquired                  --               (81)
  Proceeds from sales of investment securities available for sale              40,896            --
  Proceeds from maturities of investment securities available for sale         50,859          59,527
  Purchase of investment securities available for sale                        (90,968)        (71,615)
  Net (increase) in loans                                                     (57,637)         (6,520)
  Purchases of premises and equipment                                          (1,501)         (2,027)
-----------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                 (58,351)        (20,716)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------
  Net increase in interest and non-interest
    bearing demand deposits and savings accounts                              (40,627)        (31,935)
  Net (decrease) increase in certificates of deposit                          (11,228)         47,787
  Net increase in securities sold under
    agreements to repurchase and federal funds purchased                       61,518          15,102
  Advances (Repayments) of short-term borrowings                                   93          (8,081)
  Repayments of long-term borrowings                                          (11,567)         (1,237)
  Proceeds from the issuance of subordinated debentures                        41,238            --
  Issuance of common stock under dividend
    reinvestment and stock option plans                                         3,667             743
  Purchase of treasury stock                                                   (5,918)         (6,613)
  Cash dividends                                                               (5,808)         (5,307)
-----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                              31,368          10,459
-----------------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                             (12,309)         (3,003)
Cash and cash equivalents at beginning of year                                 98,397         124,124
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                       $  86,088       $ 121,121



The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The results of FirstService Bank, which was acquired February 25, 2003, are included in the balance sheet and income statement for the quarter ended March 31, 2003 from February 25, 2003 through March 31, 2003. The results of FirstService Bank and HomeTowne Heritage Bank (acquired December 12, 2003) are included for the entire first quarter in 2004.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND DISPOSITIONS

     Pending Acquisition of Peoples First, Inc.
     ------------------------------------------
     On December 18, 2003, National Penn Bancshares, Inc. announced the execution of a definitive agreement for National Penn to acquire Peoples First, Inc. ("Peoples"), parent company of The Peoples Bank of Oxford in a stock and cash transaction valued at approximately $148 million. The Peoples Bank of Oxford is a $461 million bank headquartered in Oxford, Pennsylvania, operating eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland.

       Under the terms of the merger agreement, Peoples shareholders will be entitled to select to receive either 1.505 shares of National Penn common stock, $49.54 in cash, or a combination of both, for each share of Peoples common stock. Peoples shareholder elections are subject to allocation procedures. The application of these procedures will result in the exchange of 30 percent of the Peoples shares for cash, and the remaining shares will be exchanged for shares of National Penn common stock. Options to purchase shares of Peoples common stock will be converted into options to purchase shares of National Penn common stock. The merger is subject to a number of conditions, including approval by the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking and the shareholders of Peoples First, Inc. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.


     Disposition of Panasia Bank, N.A.
     ------------------------------------------
     On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A., a wholly owned subsidiary for $34.5 million, which resulted in a gain of $6.68 million after taxes of $1.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $232,000, for the three months ended March 31, 2003 was $632,000.

     The following represents the per share amounts for continuing and discontinued operations for the quarter ended March 31, 2003:

                                 March 31, 2003
                                 --------------

     Net income per share - basic
       Continuing operations                         $0.41
       Discontinued operations                        0.03
                                                      ----
       Net income per share - basic                  $0.44
                                                     =====

     Net income per share - diluted
       Continuing operations                         $0.40
       Discontinued operations                        0.03
                                                      ----
       Net income per share - diluted                $0.43
                                                     =====



3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $10.1 million at March 31, 2004, all of which are non-accrual loans. The allowance for loan loss associated with these impaired loans was $1.1 million at March 31, 2004. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.


4. SHAREHOLDERS' EQUITY

On January 28, 2004, the Company's Board of Directors declared a cash dividend of $0.24 per share paid on February 17, 2004, to shareholders of record on February 7, 2004.

On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of March 31, 2004, 331,860 shares have been repurchased at an average price of $32.16.

On August 27, 2003, the Company's Board of Directors declared a 5% stock dividend paid on September 30, 2003 to shareholders of record on September 12, 2003. All weighted average share and per share information has been retroactively restated.


5. EARNINGS PER SHARE

Year to Date March 31, 2004
---------------------------
                                                    Income         Shares       Per Share
                                                  (numerator)   (denominator)    Amount
                                                  ----------   -------------    ---------
Basic earnings per share
    Net income available to common stockholders      $11,368       24,338      $   0.47
Effect of dilutive securities
    Options                                             --            639         (0.01)
                                                     ------       ------       ---------
Diluted earnings per share
    Net income available to common stockholders
         Plus assumed conversions                    $11,368       24,977      $   0.46
                                                     =======      =======      ========

Options to purchase 338,364 shares of common stock at $32.35 to $32.67 per share were outstanding for the three months ended March 31, 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


Year to Date March 31, 2003
---------------------------
                                                    Income         Shares       Per Share
                                                  (numerator)  (denominator)     Amount
                                                  ----------   -------------    ---------
Basic earnings per share
    Net income available to common stockholders      $10,390       23,778      $   0.44
Effect of dilutive securities
    Options                                             --            573         (0.01)
                                                     ------       ------       ---------
Diluted earnings per share
    Net income available to common stockholders
           Plus assumed conversions                  $10,390       24,351      $   0.43
                                                     =======      =======      ========



Options to purchase 282,194 shares of common stock at $24.76 to $25.13 per share were outstanding for the three months ended March 31, 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


6. SEGMENT REPORTING

SFAS No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn Bank operating segment through March 31, 2004, to create a reportable operating segment as "Community Banking." Prior to its disposition on September 11, 2003, Panasia Bank, N.A. was consolidated as part of the Community Banking operating segment.

The Company's Community Banking segment consists of commercial and retail banking. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services. For example, commercial lending is dependent upon the ability to fund it with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Leasing Company, FirstService Insurance Agency, Inc., FirstService Capital Inc., National Penn Life Insurance Company, and the Company. The balances of NPB Capital Trust II were consolidated with National Penn Bancshares, Inc. and are included in the "Other" category as of and for the three months ended March 31, 2003.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

                               Community Banking      Other        Consolidated
                               -----------------      -----        ------------
(in thousands)
As of, and for the three months
-------------------------------
  Ended, March 31, 2004
  ---------------------
Total Assets                         $3,093,720      $  473,471     $3,567,191
Total Deposits                        2,383,441            --        2,383,441
Net interest income (loss)               32,335            (910)        31,425
Total noninterest income                  7,809           2,953         10,762
Total noninterest expense                22,593           2,928         25,521
Net income (loss)                        11,973            (605)        11,368

As of, and for the three months
-------------------------------
  Ended, March 31, 2003
  ---------------------
Total Assets                         $2,914,846      $  368,568     $3,283,414
Total Deposits                        2,230,689            --        2,230,689
Net interest income (loss)               28,357          (1,174)        27,183
Total noninterest income                  6,807           2,344          9,151
Total noninterest expense                19,183           2,141         21,324
Net income from continuing
   operations                            10,426            (668)         9,758
Discontinued Operations                     632            --              632
Net income (loss)                    $   11,058      $     (668)    $   10,390


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

At March 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.



The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). These results are not indicative of results for the year ended December 31, 2004.



                                                                               Year to Date  March 31,
                                                                               ----------------------
                                                                                  2004         2003
                                                                                  ----         ----
Net income, as reported                                                         $11,368      $10,390
Less: stock based compensation costs determined under fair value-
          Based method for all awards                                             (275)        (213)
                                                                                -------      -------
Net income, pro forma                                                           $11,093      $10,177
                                                                                =======      =======

Earnings per share of common stock - basic                As reported               .47          .44
                                                          Pro forma                 .46          .43


Earnings per share of common stock - diluted              As reported               .46          .43
                                                          Pro forma                 .44          .42




The Company granted options for 12,639 and 10,341 shares in the first three months of 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.02% and 3.28%; expected volatility of 27.0% and 35.1%; risk-free interest rates for each plan of 4.04% for 2004 and 3.93% for 2003; and expected lives of 6.00 years in 2004 and 6.83 years in 2003.

         On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment - an Amendment of FASB Statements No. 123 and APB No. 95,that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

8. SUBORDINATED DEBT

         As of March 31, 2004, the Company has established three statutory business trusts, NPB Capital Trust II, NPB Capital Trust III and NPB Capital Trust IV. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

     o The $65.206 million of debentures issued to NPB Capital Trust II August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

     o The $20.619 million of debentures issued to NPB Capital Trust III February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

     o The $20.619 million of debentures issued to NPB Capital Trust IV March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

         On April 7, 2004, the Company established an additional statutory business trust, NPB Capital Trust V. The Company owns all the common capital securities of the trust. Like the other trusts it issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures of the Company. These debentures are its sole assets.

     o The $20.619 million of debentures issued to NPB Capital Trust V April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

      Based on current interpretations of the banking regulators, all the foregoing junior subordinated debentures qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. In each case, the debentures are callable by National Penn, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years. In each case, the Company's obligations under the junior subordinated debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the trusts under the preferred securities.

     Management has determined that NPB Capital Trust II qualifies as a variable interest entity under FIN 46, as revised. NPB Capital Trust II issued mandatorily redeemable preferred capital securities to investors and loaned the proceeds to the Company. NPB Capital Trust II is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of NPB Capital Trust II's expected residual returns. The de-consolidation results in the investment in the common capital securities of NPB Capital Trust II being included in unconsolidated investments under the equity method as of March 31, 2004 with a corresponding increase in outstanding debt of $1.956 million. In addition, the income received on the Company's common capital securities investment is included in equity in earnings of unconsolidated subsidiaries. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by NPB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as NPB Capital Trust II and similar entities become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations. Further information is contained in Part II - Other Information.

9. EMPLOYEE BENEFIT PLANS

     Net periodic defined benefit pension expense for the three months ended March 31, 2004 and 2003 included the following components:

                                         March 31,        March 31,
                                           2004             2003
                                        ---------       ---------
Service cost                            $ 392,944       $ 315,960
Interest cost                             316,460         267,178
Expected return on plan assets           (388,391)       (320,547)
Amortization of prior service cost         (6,382)        (10,471)
Amortization of unrecognized net
actual loss                                27,131          12,107
                                        ---------       ---------
Net periodic benefit expense            $ 343,106       $ 291,334
                                        =========       =========

     We currently expect to contribute approximately $1,328,876 to our pension plan in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. No contributions to the plan were required in the three months ended March 31, 2004.

10. NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin 105
     -----------------------------
     The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include an internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Company's mortgage loan interest rate lock commitments related to loans held for sale. At March 31, 2004, such commitments with a notional amount of approximately $73.5 million were outstanding. The Company's current accounting policy is to not record the fair value of these commitments because they are immaterial. The Company anticipates that it will adopt SAB 105 at the beginning of its second quarter, and that application of its guidance would not have a material impact on the results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

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

         The Company recorded a 9.4% increase in first quarter 2004 net income compared to first quarter 2003. Diluted earnings per share for the three-month period of $0.46 increased 7.0% compared to $0.43 for first quarter 2003. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of FirstService Bank, which was completed on February 25, 2003. Per share results for 2003 have been restated for the 5% stock dividend issued September 30, 2003.

         For the three month period ended March 31, 2004, the annualized return on average shareholders' equity and annualized return on average assets were 15.2% and 1.30% compared to 16.9% and 1.38 % for the comparable period in 2003. This decrease is due primarily to the higher levels of average equity outstanding resulting from the acquisition of FirstService Bank on February 25, 2003. The return on average tangible equity was 24.1% as of March 31, 2004 and 20.2% as of March 31, 2003.

         Return on average tangible equity is supplemental financial information determined by a method other than in accordance with Accounting Principles Generally Accepted in the United Stated of America ("GAAP"). National Penn's management uses this non-GAAP measure in its analysis of the company's performance. Annualized net income return on average tangible equity excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders' equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders' equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management's success in utilizing the company's tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

         The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders' equity.



Reconciliation Table for Non-GAAP Financial Measure
                                                           March 31, 2004     March 31, 2003
                                                           --------------     --------------
               Return on average shareholders' equity           15.2%              16.9%

               Effect of goodwill and intangibles                8.9%               3.3%
               Return on average tangible equity                24.1%              20.2%
Average tangible equity excludes acquisition related average goodwill and intangibles:
               Average shareholders' equity                 $299,338           $246,105
               Average goodwill and intangibles             (111,039)           (40,597)
               Average tangible equity                       188,299            205,508




         The Company's strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and excellence in both retail and commercial lines of business. The anticipated acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford, in second quarter 2004 and the data conversion of HomeTowne Heritage Bank in January 2004 represent strategic initiatives by the Company in furtherance of its focused goals.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              ------------------------------------------------------

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

         Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. In the past, the Company tested for impairment in June, but due to recent acquisitions, we performed additional goodwill impairment tests as of March 31, 2004 and did not identify any impairment on our outstanding goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

         The Company has not substantively changed any aspect of its overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.


                              RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 2004 was $11.4 million, 9.4% more than for the first quarter 2003. The Company's performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The results of first quarter 2003 include FirstService Bank from its acquisition date, February 25, 2003 through March 31, 2003. The results of first quarter 2004 include FirstService Bank and HomeTowne Heritage Bank (acquisition date of December 12,
2003) for the full quarter.

         Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the first quarter of 2004 was $31.4 million, which increased $4.2 million or 15.6% over the $27.2 million for the first quarter of 2003. Interest income for the first quarter of 2004 increased $4.1 million due to an increase in loan income of $3.0 million and an increase in investment income of $1.24 million offset by a decrease in federal funds sold and interest from deposits in banks of $187,000. Interest expense for first quarter 2004 decreased $169,000 due to a decrease in interest on deposits of $481,000, a decrease in interest on long-term borrowings of $345,000, offset by an increase in interest on securities sold under repurchase agreements and federal funds purchased and short term borrowings of $657,000. The decrease in interest expense on deposits is due to interest rate decreases, while interest expense on securities sold under repurchase agreements rose as a result of increased balances. The decrease in interest on long-term borrowings is a result of refinancing $77.5 million in long-term Federal Home Loan Bank (FHLB) advances in third quarter 2003, offset by the addition of $40.0 million of subordinated debentures.

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

         Net interest income, on a taxable equivalent basis, increased $4.2 million in the first three months of 2004, as compared to the same period in 2003. This increase is due to a $7.5 million increase due to volume, attributable mainly to the FirstService Bank and HomeTowne Heritage Bank acquisitions, offset by a $3.3 million net interest margin compression.

                                              Three Months ended March 31, 2004
                                                        over 2003
                                       -----------------------------------------
                                              Volume       Rate         Total
                                              ------       ----         -----
Increase (decrease) in:
 Interest income:
    Interest bearing deposits in banks    $    (2)      $    (6)      $    (8)
    Federal Funds sold                       (168)          (11)         (179)
    Investment Securities                   3,080        (1,843)        1,237
    Total Loans                             6,854        (3,841)        3,023
                                          -------       -------       -------
    Total interest income                 $ 9,764       ($5,691)      $ 4,073
                                          -------       -------       -------

Interest expense:
    Interest bearing deposits             $ 1,522       $(2,003)      $  (481)
    Short-term borrowings                     886          (229)          657
    Long-term borrowings                     (140)         (205)         (345)
                                          -------       -------       -------
    Total interest expense                $ 2,268       $(2,437)      $  (169)
Increase (decrease) in net interest
income                                    $ 7,496       $(3,254)      $ 4,242
                                          =======       =======       =======

         Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 4.20% during first quarter 2004 compared to 4.52% during the first quarter of 2003. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression. The Company recently issued $60 million of trust preferred securities, $40 million of which was issued in the first quarter 2004 and $20 million recently in the second quarter 2004. These securities bear an interest rate of 2.75% over the three-month London InterBank Offered Rate ("LIBOR"). This funding is expected to have an approximate 4 basis point negative effect on National Penn's net interest margin in 2004.

         Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits. The addition of a full quarter of net interest income from FirstService and HomeTowne Heritage Bank contributed to the increase in net interest income for the first three months of 2004 compared to the same period in 2003.

         Management conducts a quarterly analysis of the loan portfolio and adjusts allowance for loan and lease losses accordingly. During our quarterly analysis of the loan and lease loss allowance, we considered a variety of factors, some of which included:

          o    General economic conditions.
          o    Trends in charge-offs.
          o The level of non-performing assets, including loans over 90 days delinquent.
          o    Levels of allowance for specific classified assets.
          o A review of economic sectors, for example the manufacturing industry, which may continue to create loan losses in the manufacturing portfolio.
          o The overall concerns of consumer confidence, including international terrorism and the continued unrest in Iraq.

         Based on the quarterly analysis, the Company provided $1.8 million to its allowance for loan and lease losses, a decrease of $492,000 compared to the three months ended March 31, 2003. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company's net charge-offs of $873,000 million for the three months of 2004 decreased by $1.2 million compared to the $2.1 million in net charge-offs at March 31, 2003.

         Non-interest income increased $1.6 million or 17.6% during the first quarter of 2004 compared to the same period in 2003, as a result of increased service charges on deposit accounts, cash management and other service charges and fees of $1.4 million, insurance commissions and fees of $370,000, bank owned life insurance income of $79,000, trust income of $62,000 and equity in earnings of unconsolidated subsidiaries of $54,000. These increases totaling $1.9 million were offset by $196,000 in losses on sales of investment securities, and a decrease in mortgage income. Despite a $740,000 gain on the sale of servicing related to mortgages that were securitized and now reside in the Company's investment portfolio as mortgage backed securities, mortgage banking income was down $138,000 in first quarter 2004 as compared to first quarter 2003.The mortgage income decrease is a result of slower refinancing volume in the quarter, reflecting the rise in interest rates beginning in mid-June 2003. Mortgage banking income is vulnerable as interest rates rise and mortgage refinance volume contracts. Management is working to identify alternative strategies to replace the refinance volume. Increased service charge income is due primarily to an increase in the collection of fees on a larger deposit base and price increases.

         Non-interest expenses increased $4.2 million or 19.6% during the first quarter of 2004 compared to first quarter 2003, to $25.5 million. Salaries, wages and benefits increased $2.2 million or 17.6%, other operating expenses increased $807,000 or 16.6%, net premises and equipment increased $685,000 or 21.0%, and advertising and marketing expenses increased $493,000 or 77.2%. Salaries, wages and benefits increased due to normal salary increases and a full quarter of expenses in first quarter 2004, compared to 34 days of salary and benefits expense from FirstService Bank in first quarter 2003. The FirstService acquisition resulted in the addition of 137 employees, while the acquisition of HomeTowne Heritage Bank added 30 employees. The increase in net premises and equipment expense is also partially associated with the acquisitions of FirstService and HomeTowne Heritage Bank, which included a community office network of seven offices and three offices, respectively. The increase in marketing expense is attributable to additional advertising campaigns conducted in the first quarter of 2004. Other operating expenses increased $807,000 or 16.6% through March 31, 2004, compared to the same period last year. The inclusion of a full quarter of expenses from FirstService and HomeTowne Heritage Bank contributed to the increase.

         Income before income taxes and discontinued operations increased $2.1 million or 16.8% in the first quarter of 2004 compared to the same time period in 2003. Income taxes increased $538,000 or 17.9% for the quarter ended March 31, 2004 due to the higher proportion of taxable assets to total assets compared to the same period in 2003. The Company's effective tax rate was relatively stable, at 23.7% for the first quarter of 2004 compared to 23.5% for first quarter 2003. The increase in the effective tax rate year to date in 2003 is due to the decrease in tax-free income relative to total income. Net income after tax from continuing operations increased $1.6 million, or 16.49% in first quarter 2004 compared to first quarter 2003.


                               FINANCIAL CONDITION
                               -------------------

         At March 31, 2004, total assets were $3.567 billion, an increase of $54.6 million or 1.6% from the $3.513 billion at December 31, 2003. Net loans and leases, including loans held for sale, which totaled $2.277 billion at March 31, 2004, increased $55.9 million, or 2.5% compared to the $2.221 billion in loans December 31, 2003. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company's business customers. Loans originated for immediate resale during the first three months of 2004 amounted to $27.7 million.

         Total cash and cash equivalents decreased $12.3 million or 12.5% at March 31, 2004 when compared to December 31, 2003. Cash and due from banks decreased $14.4 million, due to an increase in loan fundings. This increase was partially offset by a $2.2 million increase in interest bearing deposits in banks.

         For the first three months of 2004, approximately sixty-two percent of the Company's gross revenue (total interest income plus total other income or $54.9 million through March 31, 2004 ) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $34.2 million. The Company's total loan portfolio, including loans held for sale, as of March 31, 2004 was $2.277 billion and consisted of three broad categories of loans:

          o    Loans to individuals to finance the purchase of personal assets or activities was $235.1 million or 10.3% of total loans.
          o    Residential mortgage loans for the purchase or financing of an individual's private residence was $247.8 million or 10.9% of total loans.
          o Commercial loans of $1.794 billion or 78.8% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

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

         Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. The commercial portfolio has a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $435.3 million. Loans outstanding are 24.2% of the commercial loan portfolio and 19.1% of the total loan portfolio.


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





         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):

                                                                              March 31, 2004   December 31, 2003
                                                                                ----------       ----------

Nonaccrual loans                                                                $   11,583       $   13,673
Loans past due 90 or more days
   as to interest or principal                                                         258              318
                                                                                ----------       ----------
   Total nonperforming loans                                                        11,841           13,991
Other real estate owned                                                                616              318
                                                                                ----------       ----------
   Total nonperforming assets                                                   $   12,457       $   14,309
                                                                                ==========       ==========




Total loans and leases, including loans
held for sale                                                                   $2,327,463       $2,270,700

Average total loans and leases                                                  $2,284,094       $2,036,847

Allowance for loan and lease losses                                             $   50,154       $   49,265
Allowance for loan and lease losses to:
   Nonperforming assets                                                              402.6%           344.3%
   Total loans and leases                                                             2.15%            2.17%
   Average total loans and leases                                                     2.20%            2.42%

                                                              For 3 months ended 3/31/2004       For 3 months ended 3/31/2003
                                                              ----------------------------       ----------------------------
Net charge-offs                                                                 $      873       $    2,070

Net charge-offs to: (annualized)
   Total loans and leases                                                              .15%             .41%
   Average total loans and leases                                                      .15%             .44%
   Allowance for loan and lease losses                                                6.96%           18.53%






         The decrease in nonperforming assets is due primarily to a $2.1 million decrease in nonaccrual loans, from $13.7 million at December 31, 2003 to $11.6 million at March 31, 2004. The decrease in nonaccrual loans is due to the improving condition of the Company's commercial and industrial borrowers, the payoff of some nonaccruals, and the charge-off of some other loans that were deemed no longer collectible. Management expects nonaccrual loans to remain stable for the balance of 2004. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of March 31, 2004, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 67.0% of the total nonaccrual loans; residential real estate-secured loans account for 28.3% of nonaccruals.

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

         Investments increased $7.4 million or 0.80% to $934.4 million at March 31, 2004 compared to December 31, 2003. Investment purchases during the three months of 2004 were $91.0 million, primarily U.S. Government Agency securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $50.9 million. During the first quarter 2004, the Company sold approximately $40.9 million in investment securities available for sale resulting in a $196,000 loss. This transaction allowed us to re-deploy those funds into higher yielding investments.

         Other assets on the balance sheet increased to $262.0 million, an increase of $3.7 million from the $258.4 million at December 31, 2003. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to an increase in unconsolidated investments of $3.3 million, attributable to the issuance of $40 million in additional trust preferred securities and the adoption of FIN46(R). The Company adopted FIN46(R) in the first quarter 2004 and de-consolidated NPB Capital Trust II as of March 31, 2004 on the financial statements.

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

         As the primary source of funds, aggregate deposits of $2.383 billion at March 31, 2004 decreased $51.9 million or 2.1% compared to December 31, 2003. The decrease in deposits during the three months of 2004 was primarily due to a $70.8 million decrease in interest bearing deposits, of which $11.3 million were time deposits and $58.0 million were municipal interest bearing deposits. Municipal deposits fluctuate as municipalities are required to move their deposits to the institution that will provide the highest rate of return on public funds. These deposits also fluctuate because municipalities receive tax revenues once per year and balances run down until the next fiscal years' receipts. This decrease was partially offset by an increase in non-interest bearing deposits of $18.9 million.

         In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $830.6 million at March 31, 2004, and $737.3 million at December 31, 2003. The increase of $93.3 million in purchased funds and borrowing is comprised primarily of a $61.6 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in subordinated debt of $43.2 million, offset by a decrease in long-term borrowings of $11.6 million. Securities sold under repurchase agreements, which is a short-term investment vehicle for our commercial clients, increased $74.5 million, while other short-term borrowings decreased $13.0 million. Subordinated debt -- classified as "guaranteed preferred beneficial interest in Company's subordinated debentures" prior to the Company's adoption of FIN-46(R) as of March 31, 2004 -- increased due to two new trust preferred securities issues of $20.0 million each. The decrease in long-term borrowings is related to the maturity of a $10.0 million FHLB advance and paydowns of amortizing long-term debt.

         Shareholders' equity increased $11.0 million from December 31, 2003 through March 31, 2004. Common stock decreased $1.8 million related to treasury stock transactions. Retained earnings increased $5.6 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income increased $7.7 million due to an increase in market value of available for sale securities and adjustments to the fair value of interest rate swaps. Cash dividends paid during the first three months of 2004 increased $507,000 or 9.4% to $5.8 million compared to the cash dividends paid during the first three months of 2003. Earnings retained during the first three months of 2004 were 48.9% compared to 50.2% during the first three months of 2003.

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

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                   ------------------------------------------

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

         The Company's acquisition of HomeTowne Heritage Bank during the fourth quarter of 2003 did not have an immediate material impact on the Company's current liquidity position. HomeTowne Heritage Bank, as a division of National Penn Bank, has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         On December 18, 2003, National Penn Bancshares, Inc. announced the execution of a definitive agreement for National Penn to acquire Peoples First, Inc. ("Peoples"), parent company of The Peoples Bank of Oxford in a stock and cash transaction valued at approximately $148 million. As a division of National Penn Bank, The Peoples Bank of Oxford will retain its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.






         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2004.



                                                              Repricing Periods  (1)
                                        -----------------------------------------------------------------
                                                          Three Months         One Year
                                        Within Three      Through One        Through Five       Over
                                            Months              Year              Years         Five Years
                                        -----------------------------------------------------------------
                                                                 (In Thousands)
Assets
      Interest bearing deposits
         at banks                        $     4,348       $      --         $      --        $      --
      Federal funds sold                        --                --                --               --
      Investment securities                   91,969           201,027           434,555          214,210
      Loans (1)                            1,047,869           276,868           760,639          191,933




      Other assets                              --                --                --            343,773
                                         -----------       -----------       -----------      -----------
                                           1,144,186          _477,895         1,195,194          749,916
                                         -----------       -----------       -----------      -----------
Liabilities and equity
      Non-interest bearing deposits          405,529              --                --               --
      Interest bearing deposits (2)          781,728           286,753           268,741          640,690
      Borrowed funds                         385,639            17,500            67,265          253,715
      Subordinated debt                       41,268              --                --             65,176
      Other liabilities                         --                --                --             24,326
      Shareholders' equity                      --                --                --            328,861
                                         -----------       -----------       -----------      -----------
                                           1,614,164           304,253           336,006        1,312,768
                                         -----------       -----------       -----------      -----------
Interest sensitivity gap                    (469,978)          173,642           859,188         (562,852)
                                                           -----------       -----------      -----------

Cumulative interest rate
        sensitivity gap                  $  (469,978)      $  (296,336)      $   562,852      $      --
                                         ===========       ===========       ===========      ===========



(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the first calendar quarter of 2004. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the company's market value of portfolio equity (MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at March 31, 2004 are as follows:

MVPE
Change in Interest Rate              Amount                     % Change
-----------------------          --------------                 ---------
                                 (In Thousands)
+300 Basis Points                   412,791                         2.14
+200 Basis Points                   421,449                         4.29
+100 Basis Points                   422,540                         4.56
Flat Rate                           404,124                         ----
-100 Basis Points                   394,873                        -2.29
-200 Basis Points                   370,563                         -8.3
-300 Basis Points                   341,733                       -15.44

         Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company's net income.



                                   March 31, 2004                            March 31,  2003
                        -------------------------------------------------------------------------------
  Change in Interest      $ Change in Net     % Change in Net     $ Change in Net    % Change in Net
        Rates                  Income             Income               Income            Income
-------------------------------------------------------------------------------------------------------
(in basis points)                                   (dollars in Thousands)

+200                         $(1,002)             (2.1%)               $1,759              4.3%
+100                           ( 417)             (0.9%)                1,473              3.6%
-100                          (2,306)             (4.3%)               (2,082)            (5.1%)
-200                          (4,650)             (9.86)               (3,377)            (8.3%)



         The Company uses financial derivative instruments for management of interest rate sensitivity. The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company include interest rate swaps and forward sales of mortgage commitments. The Company does not use any of these instruments for trading purposes.

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

      OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS AND
      --------------------------------------------------------------------
                                   COMMITMENTS
                                   -----------

         The Company consolidates all of its majority-owned subsidiaries. Other entities, in which there is greater than 20% ownership, but upon which the Company does not possess, nor cannot exert, significant influence or control, are accounted for by the equity method of accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

         The Company no longer consolidates NPB Capital Trust II on the balance sheet as of March 31, 2004. For additional information, see Footnote #8 to the financial statements included herein.



         The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2004:

                                                                                 One to         Four to
                                                                Less than        Three           Five      After Five
(dollars in thousands)                            Total         One Year         Years           Years        Years
                                                  -----         --------         -----           -----        -----

Minimum annual rentals or noncancellable      $   21,709      $    2,766      $    4,636      $    3,436      $   10,871
     Operating leases
Remaining contractual maturities of time
     Deposits                                    647,377         374,964         212,661          56,111           3,641
Loan commitments                                 760,826         508,135          60,471          23,863         168,357
Long-term borrowed funds                         152,470          15,125          21,859          45,406          70,080

Subordinated debt                                106,444            --              --              --           106,444
Standby letters of credit                         61,240          27,262          22,907          10,938             133
                                              ----------      ----------      ----------      ----------      ----------
Total                                         $1,750,066      $  928,252      $  322,534      $  139,754      $  359,526
                                              ----------      ----------      ----------      ----------      ----------

         The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at March 31, 2004.

                                                                       CAPITAL LEVELS
                                                                       --------------

         The following table sets forth the Company's capital ratios:

                                          Tier 1 Capital to   Tier 1 Capital to Risk-   Total Capital to Risk-
                                       Average Assets Ratio   Weighted Assets Ratio     Weighted Assets Ratio
                                    ------------------------------------------------------------------------
                                      Mar. 31,    Dec. 31,    Mar. 31,     Dec. 31,    Mar. 31,    Dec. 31,
                                       2004        2003        2004         2003        2004        2003
                                       ----        ----        ----         ----        ----        ----

The Company                           9.20%       7.84%       11.12%       9.74%      12.38%       11.08%
National Penn Bank                    6.81%       7.06%        8.76%       8.88%      10.01%       10.14%
"Well Capitalized" institution        5.00%       5.00%        6.00%       6.00%      10.00%       10.00%
    (under banking regulations)



           The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2004, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company's commitments for significant capital expenditures are within its historical norms.

           The recent issuance of trust preferred securities temporarily improved the Company's capital ratios in first quarter 2004. We expect the ratios will return to historic levels after closing of Peoples First, Inc. acquisition, expected in second quarter 2004. The banking regulators have not issued any guidance that would change the regulatory capital treatment for the various trust preferred securities that are now outstanding, based on the adoption of FIN46(R). However, as additional interpretations from the banking regulators become available, management will re-evaluate the potential impact to its Tier 1 capital calculation of such interpretations. We do not anticipate that the Peoples First acquisition will have a negative impact on the Company's dividend payout ratio.

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

                   PENDING ACQUISITION OF PEOPLES FIRST, INC.
                   ------------------------------------------

         On December 18, 2003, National Penn Bancshares, Inc. announced the execution of a definitive agreement for National Penn to acquire Peoples First, Inc. ("Peoples"), parent company of The Peoples Bank of Oxford in a stock and cash transaction valued at approximately $148 million. The Peoples Bank of Oxford is a $461 million bank headquartered in Oxford, Pennsylvania, operating eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland.

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

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is provided in the Company's Report on Form 8-K dated December 17, 2003, filed with the Securities and Exchange Commission. This report includes a copy of the Merger Agreement. Additional information is also provided in the Company's registration statement on Form S-4, filed with the SEC on April 9, 2004, and amended on April 26, 2004.


                                 FUTURE OUTLOOK
                                 ---------------


              The Company's market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

          o The recovery in the general economy, although slow, will likely generate loan growth in 2004, possibly in the range of eight to twelve percent.

          o In first quarter 2004, net charge-offs decreased by $753,000 compared to those in fourth quarter 2004. The Company anticipates that net charge-offs for all of 2004 will likely be in line with its historical levels.

          o The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, and to increase our non-interest income.

         The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions and their effect on its loan volume as well as its overall credit quality.

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

          * Internal organization realignments may be unsuccessful in accomplishing their objectives.

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

          * Expected synergies and cost savings from mergers and acquisitions may not be fully realized or realized as quickly as expected.

          * Revenues and loan growth following mergers and acquisitions may be lower than expected.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         The information presented in the Liquidity and Interest Rate Risk section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 14, is incorporated herein by reference.

Item 4.  Controls and Procedures.
--------------------------------

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of March 31, 2004. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
--------------------------

         None.






Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of
Equity Securities.
--------------------------------------------------------------------------------

         The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2004:

                                                      Total           Maximum
                                                      Number of       Number of
                                                      Shares          Shares
                                                      Purchased       that may
                                                      as Part of      yet be
                      Total            Average        Publicly        Purchased
                      Number of        Price          Announced       Under the
                      Shares           Paid per       Plan or       Plans or
Period                Purchased        Share          Programs      Programs
------                ---------        -----          --------      --------
January 1, 2004
through
January 31, 2004         5,550      $   30.60            5,550      841,529


February 1, 2004
through
February 29, 2004      130,245      $   33.70          130,245      711,284


March 1, 2004
through
March 31, 2004          43,144      $   31.96           43,144      668,140

         1.       Transactions are reported as of settlement dates.

         2. National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

         3. The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,000,000.

         4. National Penn's current stock repurchase program does not have an expiration date.

         5. No National Penn stock repurchase plan or program expired during the period covered by the table.

         6. National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.


Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

Item 5.  Other Information.
--------------------------

         Cash Dividend
         -------------

         On April 28, 2004, the Board of Directors of National Penn declared a cash dividend of $.24 per share payable on May 17, 2004 to shareholders of record as of May 8, 2004.

         Election of National Penn Director
         ----------------------------------

         Effective March 1, 2004, National Penn's Board of Directors elected Donald P. Worthington to the Board, filling the vacancy in Class II of the Board created by the resignation of John C. Spier. Mr. Worthington is Executive Vice President of National Penn Bank and Chairman of the Bank's FirstService Division.

         Asset and Wealth Management Businesses
         --------------------------------------

         During fourth quarter 2003, we engaged an outside consulting firm to review structural alternatives for the organization of our various asset and wealth management businesses. We anticipate considering the consultant's recommendations in second quarter 2004.

         Enterprise-Wide Risk Management
         -------------------------------

         In April 2004, National Penn established an Enterprise-Wide Risk Management function to be led by Garry D. Koch, Group Executive Vice President of National Penn Bank.

         Middle Market Lending Group
         ---------------------------

         In March 2004, National Penn Bank established a new Middle Market Lending Group to be located at 30 Commerce Drive, Wyomissing, Pennsylvania. The Middle Market Lending Group will service companies with annual sales in the range between $25 million and $250 million, with substantial business operations within National Penn's nine-county southeastern Pennsylvania marketplace. This group may also expand NPB's involvement in the syndicated commercial market focusing on transactions originated within our expanded market.

         Wayne R. Weidner - Exercise of Stock Options
         --------------------------------------------

         During first quarter 2004, Wayne R. Weidner, Chairman and Chief Executive Officer of National Penn, exercised stock options for 63,770 shares of National Penn common stock under a plan adopted in January 2004. The plan was adopted in accordance with SEC Rule 10b5-1(c), and was approved by National Penn's board of directors under its insider trading policy.

         Office and ATM Openings and Closings
         ------------------------------------

         During first quarter 2004, National Penn Bank relocated a Community Office from 4445 Kutztown Road to 5220 Kutztown Road, Reading (Berks County) and installed a remote automated teller machine (ATM) at the Valley Farm Market located on Steffko Boulevard in Bethlehem (Northampton County).




Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits.

         4.1 Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Chase Manhattan Bank USA, National Association. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

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

         4.3 Form of Indenture between National Penn Bancshares, Inc. and JPMorgan Chase Bank. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

         4.4 Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

         4.5 Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

         4.6 Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., as sponsor, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

         4.7 Form of Indenture between National Penn Bancshares, Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

         4.8 Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

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

         (b) Reports on Form 8-K. During the quarter ended March 31, 2004, National Penn filed the following Reports on Form 8-K:

         * Report dated January 21, 2004. The Report provided information under Item 12 on National Penn's earnings for fourth quarter 2003 and full-year 2003. The Report did not contain any financial statements.

         * Report dated January 26, 2004. The Report provided information under Item 5 on the repurchase of 124,100 shares of National Penn common stock from a director, under National Penn's stock repurchase program. The Report did not contain any financial statements.

         * Report dated February 20, 2004. The Report provided information under Item 5 on National Penn's issuance on February 20, 2004 of 20,000 shares of floating rate (three month LIBOR plus a margin of 2.75%) Capital Securities with an aggregate offering price of $20 million. The Report did not contain any financial statements.

         * Report dated March 25, 2004. The Report provided information under Item 5 on National Penn's issuance on March 25, 2004 of 20,000 shares of floating rate (three month LIBOR plus a margin of 2.75%) Capital Securities with an aggregate offering price of $20 million. The Report did not contain any financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL PENN BANCSHARES, INC.
                                       (Registrant)

Dated:  May 7, 2004                    By  /s/ Wayne R. Weidner
                                          --------------------------------------
                                           Wayne R. Weidner, Chairman and
                                           Chief Executive Officer

Dated:  May 7, 2004                    By  /s/ Gary L. Rhoads
                                          --------------------------------------
                                           Gary L. Rhoads, Principal
                                           Financial Officer