Form 10-Q
period 2004-06-30
NATIONAL PENN BANCSHARES INC
filed 2004-08-05
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarterly period ended:                   June 30, 2004
                               -------------------------------------------------
OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)  OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to
                               -----------------   ---------------------------

Commission file number: 0-22537-01
                        ----------

                         NATIONAL PENN BANCSHARES, INC.
--------------------------------------------------------------------------------
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

                                 (610) 367-6001
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at July 30, 2004
             -----                          ----------------------------

  Common Stock (no stated par value)          (No.) Shares 27,553,649

TABLE OF CONTENTS

Part I - Financial Information.                                            Page
-------------------------------                                            ----

    Item 1.          Financial Statements....................................3

    Item 2.          Management's Discussion and Analysis of
                     Financial Condition and Results of Operation ...........14

    Item 3.          Quantitative and Qualitative Disclosures about
                     Market Risk      .......................................31

    Item 4.          Controls and Procedures.................................31

Part II - Other Information.
----------------------------

    Item 1.          Legal Proceedings ......................................32

    Item 2.          Changes in Securities, Use of Proceeds
                     And Issuer Repurchases of Equity Securities.............32

    Item 3.          Defaults Upon Senior Securities.........................33

    Item 4.          Submission of Matters to a Vote of
                     Security Holders .......................................33

    Item 5.          Other Information33

    Item 6.          Exhibits and Reports on Form 8-K........................34

Signatures...................................................................36

Exhibits ....................................................................37




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                                                                June 30,
 (Dollars in thousands, except per share data)                                                        2004             Dec. 31,
                                                                                                  (Unaudited)            2003
                                                                                              -----------------  -----------------
ASSETS
Cash and due from banks                                                                               $107,844            $96,164
Interest bearing deposits in banks                                                                       4,720              2,233
Federal funds sold                                                                                       34042                  -
                                                                                              -----------------  -----------------
    Total cash and cash equivalents                                                                   $146,606            $98,397
Investment securities available for sale , at fair value                                             1,010,776            934,375
Loans held for sale                                                                                     56,871             29,344
Loans and leases, less allowance for loan and lease losses of $57,410 and
   $49,265 in 2004 and 2003 respectively                                                             2,658,179          2,192,090
Premises and equipment, net                                                                             52,814             43,653
Accrued interest receivable                                                                             16,623             14,309
Bank owned life insurance                                                                               78,031             69,937
Goodwill and other intangibles                                                                         197,536             111210
Unconsolidated investments under the equity method                                                       6,910              2,968
Other assets                                                                                            29,999             16,291
                                                                                              -----------------  -----------------
    Total Assets                                                                                    $4,254,345         $3,512,574
                                                                                              =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                                         $499,067           $386,620
Interest bearing deposits                                                                            2,355,197          2,048,676
                                                                                              -----------------  -----------------
    Total Deposits                                                                                   2,854,264          2,435,296
Securities sold under repurchase agreements
  and federal funds purchased                                                                          607,458            500,038
Short-term borrowings                                                                                    9,998             10,000
Long-term borrowings                                                                                   231,382            164,037
 Subordinated debt                                                                                      127063                  -
Guaranteed preferred beneficial interests in
    Company's subordinated debentures                                                                        -             63,250
Accrued interest payable and other liabilities                                                          26,308             22,140
                                                                                              -----------------  -----------------
    Total Liabilities                                                                                3,856,473          3,194,761
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                                                                 -                  -
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2004 - 27,492,395; 2003 - 24,285,506; net of shares
    in Treasury: 2004 - 8,214; 2003 -2,626                                                              356182             272534
  Retained earnings                                                                                     37,669             25,770
  Accumulated other comprehensive income                                                                 4,315             19,595
  Treasury stock at cost                                                                                  -294                -86
                                                                                              -----------------  -----------------
    Total Shareholders' Equity                                                                         397,872            317,813
                                                                                              -----------------  -----------------
    Total Liabilities and Shareholders' Equity                                                      $4,254,345         $3,512,574
                                                                                              =================  =================

The accompanying notes are an integral part of these financial statements.


                                                            3





NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                       Three Months Ended                                 Six Months Ended
(Dollars in thousands, except per share data)               June 30,                                          June 30,
                                                      ------------------------------------------------------------------------------

                                                           2004                 2003               2004                     2003
                                                      -------------         -----------        ------------            -------------
INTEREST INCOME
Loans and leases, including fees                           $35,823             $32,985             $70,009                  $64,148
Investment securities
  Taxable                                                   $7,208              $5,383               13926                    10851
  Tax-exempt                                                $3,185              $3,301                6426                     6555
Federal funds sold                                               3                  86                  24                      286
Deposits in banks                                                6                  15                  14                       31
                                                      -------------         -----------        ------------            -------------
    Total interest income                                   46,225              41,770              90,399                   81,871
                                                      -------------         -----------        ------------            -------------
INTEREST EXPENSE
Deposits                                                     8,269               8,805              16,368                   17,385
Securities sold under repurchase agreements and
  federal funds purchased                                    1,552                 955               3,139                    1,887
Short-term borrowings                                            9                   9                  19                       17
Long-term borrowings                                         3,991               3,460                7044                     6858
                                                      -------------         -----------        ------------            -------------
    Total interest expense                                  13,821              13,229              26,570                   26,147
                                                      -------------         -----------        ------------            -------------
    Net interest income                                     32,404              28,541              63,829                   55,724
Provision for loan and lease losses                          1,200               2,355               2,963                    4,610
                                                      -------------         -----------        ------------            -------------
    Net interest income after provision
      for loan  and lease losses                            31,204              26,186              60,866                   51,114
                                                      -------------         -----------        ------------            -------------
OTHER INCOME
Trust income                                                 1,414               1,354               2,775                    2,653
Service charges on deposit accounts                          3,588               2,922               7,003                    5,709
Bank owned life insurance income                             1,031               1,080                1762                     1732
Other service charges and fees                               2,984               2,181                5559                     4146
Net (losses) on sales of investment securities                   -                   -                (196)                       -
Mortgage banking income                                        660               1,552               1,963                    2,993
Insurance commissions and fees                                 937                 727                1769                     1189
Service charges cash management                                671                 543                1311                     1041
Equity in undistributed net earnings of affiliates              28                  68                 129                      115
                                                      -------------         -----------        ------------            -------------
    Total other income                                      11,313              10,427              22,075                   19,578
                                                      -------------         -----------        ------------            -------------
OTHER EXPENSES
Salaries, wages and employee benefits                       15,477              13,590              30,255                   26,156
Net premises and equipment                                   3,680               3,677               7,634                    6,946
Advertising and marketing expenses                           1,154               1,038                2286                     1677
Other operating                                              5,933               5,509              11,590                   10,359
                                                      -------------         -----------        ------------            -------------
    Total other expenses                                    26,244              23,814              51,765                   45,138
                                                      -------------         -----------        ------------            -------------
    Income before income taxes                              16,273              12,799              31,176                   25,554
Income tax expense                                           4,093               2,742               7,628                    5,739
                                                      -------------         -----------        ------------            -------------
    Net income from continuing operations                   12,180              10,057              23,548                   19,815
    Net income from discontinued operations                      -                 706                   -                    1,338
                                                      -------------         -----------        ------------            -------------
    Net income                                             $12,180             $10,763             $23,548                  $21,153
                                                      =============         ===========        ============            =============


PER SHARE OF COMMON STOCK
Net income per share - basic
  Continuing operations                                      $0.49               $0.42               $0.96                    $0.83
  Discontinued operations                                     0.00                0.03                0.00                     0.06
  Net income per share - basic                               $0.49               $0.45               $0.96                    $0.89

Net income per share - diluted
  Continuing operations                                      $0.48               $0.41               $0.94                    $0.81
  Discontinued operations                                     0.00                0.03                0.00                     0.05
  Net income per share - diluted                             $0.48               $0.44               $0.94                    $0.87

Dividends paid in cash                                        0.24                0.22                0.48                     0.43

The accompanying notes are an integral part of these condensed financial statements.

                                                            4





NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX  MONTHS ENDED JUNE 30, 2004
  (Dollars in thousands)

                                                                            Accumulated
                                         Common Stock                          other
                                  --------------------------    Retained   conprehensive    Treasury                  Comprehensive
                                    Shares         Value        earnings       income         stock         Total         income
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2003       24,284,506     $ 272,534      $ 25,770      $ 19,595         $ (86)      317,813
  Net income                                -             -        23,548             -             -        23,548      $ 23,548
  Cash dividends declared                   -             -       (11,649)            -             -       (11,649)
  Shares issued under stock-based
      plans                           378,932        (3,205)            -             -         9,247         6,042
  Shares issued for acquisition
      of Peoples Bank of Oxford     3,114,140        86,853
  Other comprehensive loss, net
      of reclassification adjustment
      and taxes                             -             -             -       (15,280)            -       (15,280)      (15,280)
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income                  -             -             -             -             -             -       $ 8,268
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (285,183)            -             -             -        (9,455)       (9,455)
                                  ------------------------------------------------------------------------------------------------
Balance at June 30, 2004           27,492,395     $ 356,182      $ 37,669       $ 4,315        $ (294)    $ 397,872


                                                                            June 30, 2004
                                                              ----------------------------------------
                                                                   Before         Tax          Net of
Components of Other Comprehensive Income                            tax        (expense)        tax
                                                                   amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period              (24,047)        8,297       (15,750)
       Less: Reclassification adjustment for losses
          realized in net income                                     (196)           69          (127)
      Change in the fair value of cash flow hedges                   (343)            -          (343)
                                                              ----------------------------------------
Other comprehensive income, net                                   (23,508)        8,228       (15,280)
                                                              ========================================



SIX MONTHS ENDED JUNE 30, 2003
  (Dollars in thousands)

                                                                             Accumulated
                                        Common Stock                            other
                                  --------------------------     Retained    comprehensive    Treasury                 Comprehensive
                                    Shares         Value         earnings       income         stock         Total        income
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 2002       20,699,782     $ 172,471      $ 30,593      $ 19,296       $     -       222,360
  Net income                                -             -        21,153             -             -        21,153      $ 21,153
  Cash dividends declared                   -             -       (10,617)            -             -       (10,617)
  Shares issued under stock-based
       plans                          152,330        (5,744)            -             -        15,212         9,468
Shares issued for acquisition
      of FirstService Bank          2,563,552        61,262             -             -         1,924        63,186
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -             -             -         8,226             -         8,226         8,226
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income                  -             -             -             -             -             -      $ 29,379
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (357,272)            -             -             -       (18,514)      (18,514)
                                  ------------------------------------------------------------------------------------------------
Balance at June 30, 2003           23,058,392     $ 227,989      $ 41,129      $ 27,522      $ (1,378)      295,262


                                                                           June 30, 2003
                                                              ----------------------------------------
                                                                 Before         Tax          Net of
Components of Other Comprehensive Income                          tax        (expense)        tax
                                                                 amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period               11,518        (4,429)        7,089
       Less: Reclassification adjustment for losses
           realized in net income                                     -               -             -
      Change in the fair value of cash flow hedges                 (1,137)            -        (1,137)
                                                              ----------------------------------------
Other comprehensive income, net                                    12,655        (4,429)        8,226
                                                              ========================================




The accompanying notes are an integral part of these statements.

                                                            5





CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollars in thousands)                                            Six  Months Ended June 30,
                                                                               2004             2003
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------------------------------------------------------------------------
  Net income                                                                 23,548           21,153
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                       2,963            4,610
    Depreciation and amortization                                             3,416            2,637
    Amortization of premiums and discounts on investment
       securities, net                                                         (453)             331
    Investment securities (gains) losses, net                                   196                -
    Mortgage loans originated for resale                                    (68,163)         (60,372)
    Sale of mortgage loans originated for resale                             69,746           62,905
    Gain on sale of mortgage loans originated for resale                     (1,583)          (2,533)
    Changes in assets and liabilities
      (Increase) decrease in accrued interest receivable                       (767)             771
      (Decrease)  increase in accrued interest payable                         (860)          (1,893)
      Decrease in other assets                                               (3,395)          (3,792)
      Increase (decrease) in other liabilities                                2,994            7,665
      Decrease (increase) in assets from discontinued operations                  -           (9,161)
      Increase (decrease) in liabilities from discontinued operations             -            1,414
----------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                            27,642           23,735
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------
  Cash paid in excess of cash equivalents for business acquired             (32,408)             (81)
  Proceeds from sales of investment securities available for sale            40,700                -
  Proceeds from maturities of investment securities available for sale      113,955          113,474
  Purchase of investment securities available for sale                     (199,990)        (189,933)
  Net (increase) decrease in loans                                         (140,748)         (17,746)
  Purchases of premises and equipment                                        (3,193)          (3,445)
  Purchase of bank-owned life insurance                                           -                -
----------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                              (221,684)         (97,731)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------
  Net increase in interest and non-interest
    bearing demand deposits and savings accounts                              7,109           34,523
  Net  increase in certificates of deposit                                   30,694           19,967
  Net increase in securities sold under
    agreements to repurchase and federal funds purchased                    120,831           44,971
  Net (decrease) in short-term borrowings                                        (2)          (3,333)
  Proceeds from new long-term borrowings                                     50,000                -
  Repayments of long-term borrowings                                        (13,176)          (2,554)
  Issuance of subordinated debentures                                        61,857                -
  Issuance of common stock under dividend
    reinvestment and stock option plans                                       6,042            9,468
Purchase of Treasury stock                                                   (9,455)         (18,514)
  Cash dividends                                                            (11,649)         (10,617)
----------------------------------------------------------------------------------------------------------
        Net cash provided by (used in ) financing activities                242,251           73,911
----------------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                            48,209              (85)
Cash and cash equivalents at beginning of year                               98,397          124,124
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                        146,606          124,039

The accompanying notes are an integral part of these statements.


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

The results of FirstService Bank, which was acquired on February 25, 2003, are included in the income statement for the six months ended June 30, 2003 from February 25, 2003 through June 30, 2003. The results of FirstService Bank and HomeTowne Heritage Bank, which was acquired on December 12, 2003, are included in the income statement for the entire first six months in 2004. The results of Peoples First, Inc., which was acquired on June 10, 2004, are included in the income statement from acquisition date through June 30, 2004.

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND DISPOSITIONS

     Acquisition of Peoples First, Inc.
     ----------------------------------
     On June 10, 2004, National Penn Bancshares, Inc. completed the acquisition of Peoples First, Inc. ("Peoples"), parent company of The Peoples Bank of Oxford. The Peoples Bank of Oxford, headquartered in Oxford, Pennsylvania, operated eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland, at the time of acquisition.

       Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 1.505 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 3,114,449 shares of National Penn common stock and payment of approximately $43,936,352 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 107,270 shares of National Penn common stock, with an exercise price of $14.00 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples' results from and after June 10, 2004. The acquisition resulted in the recording of approximately $87.1 million of goodwill and other intangible assets. Management is currently evaluating the fair value of assets and liabilities from this transaction to finalize goodwill and other intangible asset balances. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.1 million, respectively.

     Disposition of Panasia Bank, N.A.
     ---------------------------------
     On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A., a wholly owned subsidiary for $34.5 million, which resulted in a gain of $6.68 million after taxes of $1.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $641,000, for the six months ended June 30, 2003 was $1.3 million.

     The following represents the per share amounts for continuing and discontinued operations for the three months and six months ended June 30, 2003:


                                                     Three Months Ended         Six Months Ended
                                                     ------------------         ----------------
                                                          June 30, 2003           June 30, 2003
                                                          -------------           -------------
Net income per share - basic
   Continuing operations                                      $0.42                    $0.83
   Discontinued operations                                     0.03                     0.06
Net income per share - basic                                  $0.45                    $0.89

Net income per share - diluted
   Continuing operations                                      $0.41                    $0.81
   Discontinued operations                                     0.03                     0.06
Net income per share - diluted                                $0.44                    $0.87

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8.6 million at June 30, 2004, all of which are non-accrual loans. The allowance for loan and lease loss associated with these impaired loans was $2.6 million at June 30, 2004. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.

4. SHAREHOLDERS' EQUITY

On July 28, 2004, the Company's Board of Directors declared a cash dividend of $.24 per share payable on August 17, 2004, to shareholders of record on August 7, 2004.

On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of June 30, 2004, 442,595 shares have been repurchased at an average price of $32.40 per share.

On August 27, 2003, the Company's Board of Directors declared a 5% stock dividend paid on September 30, 2003 to shareholders of record on September 12, 2003. All weighted average share and per share information has been retroactively restated.

5. EARNINGS PER SHARE



Three Months ended June 30, 2004
--------------------------------
                                                          Income              Shares                Per Share
                                                        (numerator)       (denominator)               Amount
                                                        -----------       -------------               ------
Basic earnings per share
    Net income available to common stockholders           $12,180             24,607                  $0.49
Effect of dilutive securities
    Options                                                 --                   475                  (0.01)
Diluted earnings per share
    Net income available to common stockholders         -----------       -------------               ------
         Plus assumed conversions                        $ 12,180             25,082                  $0.48
                                                         ==========       =============               ======






Year to Date June 30, 2004
--------------------------
                                                          Income              Shares                Per Share
                                                        (numerator)       (denominator)              Amount
                                                        -----------       -------------              -------
Basic earnings per share
    Net income available to common stockholders           $23,548             24,607                  $0.96
Effect of dilutive securities
    Options                                                 --                   558                  (0.02)
Diluted earnings per share
    Net income available to common stockholders         ----------         ------------              --------
           Plus assumed conversions                      $ 23,548             25,165                  $0.94
                                                        ==========         ============              ========



Options to purchase 338,427 shares of common stock at $32.35 to $33.13 per share, that were outstanding for the three and six months ended June 30, 2004, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


Three Months ended June 30, 2003
--------------------------------
                                                          Income              Shares                Per Share
                                                        (numerator)       (denominator)              Amount
                                                        -----------       -------------              -------
Basic earnings per share
    Net income available to common stockholders           $10,763             23,789                  $0.45
Effect of dilutive securities
    Options                                                 --                   606                  (0.01)
Diluted earnings per share
    Net income available to common stockholders          ---------         ------------              -------
         Plus assumed conversions                        $ 10,763             24,395                 $ 0.44
                                                         =========         ============              =======

Year to Date June 30, 2003
--------------------------
                                                          Income              Shares                Per Share
                                                        (numerator)       (denominator)              Amount
                                                        -----------       -------------              -------
Basic earnings per share
    Net income available to common stockholders           $21,153              23,789                 $0.89
Effect of dilutive securities
    Options                                                 --                    586                 (0.02)
Diluted earnings per share
    Net income available to common stockholders         -----------       -------------              -------
           Plus assumed conversions                    $   21,153              24,375                 $0.87
                                                        ===========       =============              =======



6. SEGMENT REPORTING

SFAS No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn Bank operating segment through June 30, 2004, to create a reportable operating segment, "Community Banking." Prior to its disposition on September 11, 2003, Panasia Bank, N.A. was consolidated as part of the Community Banking operating segment.

The Community Banking operating segment consists of commercial and retail banking. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services. For example, commercial lending is dependent upon the ability to fund it with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Leasing Company, FirstService Insurance Agency, Inc., FirstService Capital Inc., National Penn Life Insurance Company, and the Company. The balances of NPB Capital Trust II were consolidated with National Penn Bancshares, Inc. and are included in the "Other" category as of and for the six months ended June 30, 2003.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:





                                    Community Banking                        Other              Consolidated
                                    -----------------                        -----              ------------
(in thousands)
As of, and for the Six Months Ended, June 30, 2004
--------------------------------------------------
Total assets                            $3,695,370                         $558,975               $4,254,345
Total deposits                           2,854,264                               --                2,854,264
Net interest income (loss)                  66,100                           (2,271)                  63,829
Total noninterest income                    15,949                            6,126                   22,075
Total noninterest expense                   45,892                            5,873                   51,765
Net income (loss)                          $24,918                          $(1,370)                 $23,548

As of, and for the Six Months Ended, June 30, 2003
--------------------------------------------------
Total assets                            $3,695,370                         $374,141               $3,371,134
Total deposits                           2,269,327                               --                2,269,327
Net interest income (loss)                  57,988                           (2,264)                  55,724
Total noninterest income                    14,403                            5,175                   19,578
Total noninterest expense                   40,398                            4,740                   45,138
Net income from continuing
   operations                               21,089                           (1,274)                  19,815
Discontinued operations                      1,338                               --                    1,338
Net income (loss)                          $22,427                          $(1,274)                 $21,153


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

At June 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). These results are not indicative of results for the year ended December 31, 2004.




                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                 2004              2003
                                                                                 ----              ----
Net income, as reported                                                        $12,180          $10,763
Less: stock-based compensation costs determined under fair value-
          based method for all awards                                             (269)            (208)
                                                                             ---------         --------
Net income, pro forma                                                         $ 11,911         $ 10,555
                                                                              ========         ========

Earnings per share of common stock - basic                As reported            $0.49            $0.45
                                                          Pro forma               0.48             0.44

Earnings per share of common stock - diluted              As reported             0.48             0.44
                                                          Pro forma              $0.47            $0.43


                                                                                Year to Date Ended June 30,
                                                                                ---------------------------
                                                                                 2004              2003
                                                                                 ----              ----
Net income, as reported                                                        $23,548          $21,153
Less: stock-based compensation costs determined under fair value-
          based method for all awards                                             (538)            (415)
                                                                                  ----             ----
Net income, pro forma                                                         $ 23,010         $ 20,738
                                                                              ========         ========

Earnings per share of common stock - basic                As reported            $0.96            $0.89
                                                          Pro forma               0.94             0.87

Earnings per share of common stock - diluted              As reported             0.94             0.87
                                                          Pro forma              $0.91            $0.86



The Company granted options for 12,639 and 10,341 shares in the first six months of 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.02% and 3.28%; expected volatility of 27.0% and 35.1%; risk-free interest rates for each plan of 4.04% for 2004 and 3.93% for 2003; and expected lives of 6.00 years in 2004 and 6.83 years in 2003.

         On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment - an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB

Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

8. SUBORDINATED DEBT

         As of June 30, 2004, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

        o The $65.206 million of debentures issued to NPB Capital Trust II on August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

        o The $20.619 million of debentures issued to NPB Capital Trust III on February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

        o The $20.619 million of debentures issued to NPB Capital Trust IV on March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

        o The $20.619 million of debentures issued to NPB Capital Trust V on April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

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

     In first quarter 2004, management determined that NPB Capital Trust II qualified as a variable interest entity under FIN 46, as revised. NPB Capital Trust II had previously issued mandatorily redeemable preferred capital securities to investors and loaned the proceeds to the Company through the purchase of debentures as discussed above. NPB Capital Trust II is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company de-consolidated NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of NPB Capital Trust II's expected residual returns. The de-consolidation resulted in the investment in the common capital securities of NPB Capital Trust II being included in unconsolidated investments under the equity method as of March 31, 2004 with a corresponding increase in outstanding debt of $1.956 million. In addition, the income received on the Company's common capital securities investment is included in equity in earnings of unconsolidated subsidiaries. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

     The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the various business trusts identified above as result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

9. EMPLOYEE BENEFIT PLANS

     Net periodic defined benefit pension expense for the six months ended June 30, 2004 and 2003 included the following components:

                                              June 30, 2004        June 30, 2003
                                              -------------        -------------
Service cost                                    $392,944              $315,960
Interest cost                                    316,460               267,178
Expected return on plan assets                  (388,391)             (320,547)
Amortization of prior service cost
                                                  (6,382)              (10,471)
Amortization of unrecognized net actual loss
                                                  27,131                12,107
                                                  ------                ------
Net periodic benefit expense                    $343,106              $291,334
                                                ========              ========

     We currently expect to contribute approximately $1,328,876 to our pension plan in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. No contributions to the plan were required in the six months ended June 30, 2004.

10. NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin 105
     -----------------------------

     The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives.

     The Company adopted SAB 105 at the beginning of second quarter 2004. It is effective for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company's mortgage loan interest rate lock commitments related to loans held for sale. At June 30, 2004, such commitments with a notional amount of approximately $11.1 million were outstanding. The Company's prior accounting policy was to not record the fair value of these commitments because they were immaterial. The Company anticipates that application of SAB 105 will not have a material impact on the Company's results of operations.


EITF Issue No. 03-1
-------------------

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company is in the process of determining the impact that this EITF will have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

         The Company recorded a 13.2% increase in second quarter 2004 net income and an 11.3% increase in net income for the first six months of 2004, compared to the same periods in 2003. Diluted earnings per share for the three and six month periods of $0.48 and $0.94 increased 9.1% and 8.0%, respectively, compared to the same periods in 2003. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from various acquisitions since January 2003. Per share results for 2003 have been restated for the 5% stock dividend paid September 30, 2003.

         For the six months ended June 30, 2004, the annualized return on average shareholders' equity and annualized return on average assets were 15.2% and 1.30%, compared to 15.9% and 1.34% for the same period in 2003. This decrease is due primarily to the higher levels of average equity and average assets outstanding resulting from various acquisitions since January 2003. The return on average tangible equity for the first six months of 2004 was 24.7%, compared to 20.5% for the same period in 2003.

         Return on average tangible equity is supplemental financial information determined by a method other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). National Penn's management uses this non-GAAP measure in its analysis of the Company's performance. Annualized net income return on average tangible equity excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders' equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders' equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management's success in utilizing the company's tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

         The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders' equity.

Reconciliation Table for Non-GAAP Financial Measure
                                            June 30, 2004      June 30, 2003
                                            -------------      -------------
Return on average shareholders'                 15.2%              15.9%
equity
Effect of goodwill and intangibles               9.5%               4.6%
Return on average tangible equity               24.7%              20.5%

Average tangible equity excludes acquisition related average goodwill and intangibles:

Average shareholders' equity                $311,489           $266,697
Average goodwill and intangibles            (120,419)           (60,254)
                                            --------            -------
Average tangible equity                     $191,070           $206,443
                                            ========           ========


         The Company's strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and excellence in both retail and commercial lines of business. The acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford, in second quarter 2004 and the data conversion of HomeTowne Heritage Bank in January 2004 represent strategic initiatives by the Company in furtherance of its focused goals.


              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
              -----------------------------------------------------

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         The Company considers the determination of the allowance for loan and lease losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than its book value, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. The Company usually tests for impairment goodwill as of June 30 each year. Through its annual analysis as of June 30, 2004, the Company has not identified any impairment of its goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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


                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended June 30, 2004 was $12.2 million, 13.2% more than for the second quarter of 2003. For the first six months of 2004, net income was $23.6 million or 11.3% more than the $21.2 million reported in the first six months of 2003.

         The Company's performance has been and will continue to be influenced in part by the strength of the economy and conditions in the real estate market. The results of second quarter 2004 include Peoples First, Inc. from its acquisition date, June 10, 2004, through June 30, 2004. The results of second quarter 2003 include FirstService Bank, acquired on February 25, 2003, for the full quarter.

         Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the second quarter of 2004 was $32.4 million, which increased $3.9 million or 13.5% over the $28.5 million for the second quarter of 2003. Net interest income for the six months ended June 30, 2004 was $63.8 million, a 14.5% increase over net interest income in the comparable period in 2003.

         Interest income for the second quarter of 2004 increased $4.5 million due to an increase in loan interest income of $2.8 million and an increase in investment securities income of $1.7 million, offset by a decrease in interest on federal funds sold and deposits in bank of $92,000. Interest expense for second quarter 2004 increased $592,000 due to an increase in expense for securities sold under repurchase agreements and federal funds sold of $597,000 and an increase in interest on long-term borrowings of $531,000, offset by a decrease in interest on deposits of $536,000. The increase in interest expense on these categories of borrowings is a result of increased balances due in part to the issuance of $60 million of trust preferred securities. Interest on deposits decreased, as non-interest bearing deposits make up a proportionately larger percentage of total deposits as of June 30, 2003.

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

        o changes in volume (i.e., changes in volume multiplied by old rate); and
        o changes in rate (i.e., changes in rate multiplied by old volume).

         For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands). Net interest income, on a taxable equivalent basis, increased $8.1 million in the first six months of 2004, as compared to the same period in 2003. This increase is due to a $13.8 million increase due to volume, attributable mainly to the FirstService Bank, HomeTowne Heritage Bank and Peoples First, Inc. acquisitions, offset by a $5.7 million net interest margin compression.


                                                               Six Months Ended June 30, 2004 over 2003
                                                               ----------------------------------------
                                                      Volume                  Rate                  Total
                                                      ------                  ----                  -----
Increase (decrease) in:
Interest income:
  Interest bearing deposits in banks               $         5           $        (22)            $    (17)
  Federal funds sold                                      (238)                   (24)                (262)
  Investment securities                                  5,168                 (2,221)               2,947
  Total loans                                           14,206                 (8,345)               5,861
                                                        ------                 ------                -----
  Total interest income                                $19,141              $ (10,612)              $8,529
                                                       -------              ---------               ------

Interest expense:
  Interest bearing deposits                           $  2,568               $ (3,585)          $   (1,017)
  Short-term borrowings                                  1,634                   (381)               1,253
  Long-term borrowings                                   1,152                   (966)                 186
                                                         -----                   ----                  ---
  Total interest expense                               $ 5,354               $ (4,932)                $422
                                                       -------               --------                 ----
Increase (decrease) in net interest income            $ 13,787              $  (5,680)           $   8,107
                                                      ========              =========            =========



         Net interest margin is net interest income divided by total interest earning assets. During second quarter 2004, net interest margin decreased to 4.01%, compared to 4.37% during the second quarter of 2003 and 4.20% during the first quarter of 2004. Nine basis points of the decline in the net interest margin was attributable to the issuance of $60.0 million of trust preferred securities bearing an interest rate of 2.75% over the three-month London InterBank Offered Rate ("LIBOR") -- or 4.34% June 30, 2004 -- for capital and liquidity purposes in conjunction with the acquisition of Peoples First, Inc., as well as the exchange of $50.0 million of overnight borrowings with the Federal Home Loan Bank of Pittsburgh for long-term advances for purposes of managing interest rate risk. Both of these actions resulted in significantly higher funding costs. The remainder of the margin decline is due to continued competitive pressures and general overall margin compression.

         Despite the current interest rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs and branch overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits.

         Management conducts a quarterly analysis of the loan portfolio and adjusts the allowance for loan and lease losses accordingly. During our quarterly analysis of the loan and lease loss allowance, we considered a variety of factors, some of which included:

        o       General economic conditions.
        o       Trends in charge-offs.
        o The level of non-performing assets, including loans over 90 days delinquent.
        o       Levels of allowance for specific classified assets.
        o A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade.

         Based on the analysis for second quarter 2004, the Company provided $1.2 million to its allowance for loan and lease losses, a decrease of $1.2 million compared to the three months ended June 30, 2003. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company's net charge-offs of $109,000 for the three months ended June 30, 2004 decreased by $1.4 million, compared to the $1.5 million in net charge-offs for the same period in 2003. The Company provided $3.0 million to its allowance for loan and leases losses for the six months ended June 30, 2004, a $1.6 million decrease compared to the $4.6 million provided in the same period ended June 30, 2003. Net charge-offs decreased $2.6 million in the six months ended June 30, 2004 from $3.6 million in the first six months of 2003, to $982,000 as of June 30, 2004.

         The Company's Allowance for Loan and Lease losses increased $8.1 million, from $49.3 million as of December 31, 2003 to $57.4 million as of June 30, 2004. The following table details the components of the change in balance of the allowance for loan and lease losses as of June 30, 2004:

Balance at 12/31/2003                                  $49,265
Acquisition of Peoples First, Inc.                       6,164
Charge-Offs                                             (2,246)
Recoveries                                               1,264
Provision for loan and lease losses                      2,963
                                                         -----
Balance at 6/30/2004                                   $57,410

         Non-interest income increased $886,000 or 8.5% during the second quarter of 2004 compared to the same period in 2003, principally as a result of increased service charges on deposit accounts and other service charges and fees of $1.5 million, increased cash management service charges of $128,000, and increased insurance commissions and fees of $210,000. These increases totaling $1.8 million were partially offset by a decrease in mortgage banking income of $892,000, as compared to second quarter 2003. The mortgage income decrease is a result of much slower refinancing volume in the second quarter, reflecting the rise in interest rates that began in mid-June 2003. Mortgage banking income is vulnerable as interest rates rise and mortgage refinance volume contracts. Management continues working to identify alternative strategies to replace the refinance volume. Increased service charge income and other service charges and fees is due primarily to an increase in the collection of fees on a larger deposit base and price increases. Increased cash management service charge revenue and insurance commissions are due to the growth in the customer base.

         Non-interest income increased $2.5 million, or 12.8%, in the six months ended June 30, 2004. The inclusion of a full six months of income in 2004 from FirstService and HomeTowne Heritage contributed to the increase, as compared to 125 days of FirstService income and no Hometown Heritage income for the same period in 2003. Increases in service charges on deposit accounts of $1.3 million, other service charges and fees of $1.4 million and service charges cash management of $270,000 are attributable to an increase in the collection of fees on a larger base and price increases. The increase in insurance commissions and fees of $580,000 is due to the growth in the customer base of First Service Insurance. Trust income increased $122,000 primarily as a result of the improving performance in the equity markets. Mortgage banking income decreased $1.0 million in the six months ended June 30, 2004 compared to the same period in 2003. The mortgage income decrease is a result of slower refinancing volume in the quarter, reflecting the rise in interest rates beginning in mid-June 2003.

         Non-interest expenses increased $2.4 million, or 10.2% to $26.2 million during the second quarter of 2004, compared to second quarter 2003, principally as the result of increased salaries, wages and benefits, increased advertising and marketing expenses, and increased other operating expenses. Salaries, wages and benefits increased due to normal salary increases and an increase in staff resulting from various acquisitions beginning January 2003. The FirstService acquisition resulted in the addition of 137 employees; the acquisition of HomeTowne Heritage Bank added 30 employees; and the acquisition of Peoples First, Inc. on June 10, 2004 added 160 employees. The increase in advertising and marketing expense is attributable to additional mass media advertising campaigns conducted in the second quarter of 2004. Other operating expenses increased $424,000 through June 30, 2004, compared to the same period last year. The inclusion of a full quarter of expenses from HomeTowne Heritage Bank and 20 days of expenses from Peoples First, Inc. contributed to the second quarter 2004 increase.

         Non-interest expenses increased $6.6 million or 14.7% for the six months ended June 30, 2004 compared to the same period in 2003. Salaries, wages and employee benefits increased $4.1 million, due to the inclusion of a full six months of expense from FirstService and HomeTowne (compared to 125 days of FirstService expenses and no HomeTowne expenses in the first six months of
2003), as well normal salary
increases. The increase in net premises and equipment expense of $688,000 is also partially associated with the acquisitions of FirstService and HomeTowne Heritage Bank, which included a community office network of seven offices and three offices, respectively. The increase in marketing expense of $609,000 is attributable to additional advertising campaigns conducted in the first six months of 2004. Other operating expenses increased $1.2 million June 30, 2004, compared to the same period last year. The inclusion of a full six months of expenses from FirstService and HomeTowne Heritage Bank and 20 days of expenses from Peoples First, Inc. contributed to the increase.

         Income taxes increased $1.4 million or 49.3% for the quarter ended June 30, 2004 due to a higher proportion of taxable assets to total assets compared to the same period in 2003. The Company's effective tax rate increased for the three months ended June 30, 2004 compared to the same period in 2003, to 25.2% from 21.4%. Net income after tax from continuing operations increased $2.1 million, or 9.0% in second quarter 2004 compared to second quarter 2003.

         Income taxes increased $1.9 million or 32.9% for the six months ended June 30, 2004 due to a higher proportion of taxable assets to total assets compared to the same period in 2003. The Company's effective tax rate increased for the six months ended June 30, 2004 compared to the same period in 2003, to 24.5% from 22.5%. The increase in the effective tax rate both for the quarter and year to date in 2004 is due to the decrease in tax-free income relative to total income. Our average tax-free assets for six months ended 6/30/2004 totaling $311.6 million were 9.5% of average earning assets, which totaled $3.267 billion. average tax-free assets in 2004 were comprised of $257.4 million in marketable securities and $54.2 million in loans. For six months ended June 30, 2003, average tax-free assets were $299.9 million, or 11.24% of average earning assets of $2.67 billion. Average tax-free assets for 2003 were comprised of $261.0 million in marketable securities and $38.9 million in loans.


                               FINANCIAL CONDITION
                               -------------------

         At June 30, 2004, total assets were $4.25 billion, an increase of $741.8 million or 21.1% from the $3.51 billion at December 31, 2003. Of this increase, $455.9 million was attributable to the acquisition of Peoples First, Inc. on June 10, 2004.

         Total cash and cash equivalents increased $48.2 million or 49.0% at June 30, 2004 when compared to December 31, 2003. This increase resulted from an increase in federal funds sold of $34.0 million, an increase in cash and due from banks of $11.7 million, of which $10.3 million resulted from the acquisition of Peoples First, Inc., and an increase in interest bearing deposits in banks of $2.5 million.

         Net loans and leases, including loans held for sale, which totaled $2.72 billion at June 30, 2004, increased $493.6 million, or 22.2% compared to the $2.221 billion in loans at December 31, 2003. Of this increase, $355.4 million is attributable to the Peoples First, Inc. acquisition. Loans also continued to increase as a result of the improving economy and an increase in capital goods spending by the Company's business customers. Loans originated for immediate resale during the six month period ended June 30, 2004 amounted to $68.2 million.

         For the three months ended June 30, 2004, approximately sixty-two percent of the Company's gross revenue (total interest income plus total other income or $57.5 million through June 30, 2004) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $35.8 million. The Company's total loan portfolio, including loans held for sale, as of June 30, 2004, was $2.77 billion and consisted of three broad categories of loans:

        o Loans to individuals to finance the purchase of personal assets or activities was $306.1 million or 11.0% of total loans.

        o Residential mortgage loans for the purchase or financing of an individual's private residence was $318.1 million or 11.5% of total loans.

        o Commercial loans were $2.15 billion or 77.5% of the total loan portfolio. This includes commercial real estate, commercial construction, commercial and industrial loans, and agricultural loans.

         Loans to individuals consisted primarily of loans with fixed terms and lines of credit secured by liens on the individual's residence. The principal risk associated with these credits is the overall creditworthiness of the individual borrower. Changes in an individual's employment or life circumstances can have an effect on the repayment of these assets.

         Residential mortgage loans are extended to individuals for the purchase or financing of their residence. These loans are secured by a first lien title-insured mortgage on their home. Again, the primary risk in these credits is the financial soundness of the individual borrower.

         Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. The commercial portfolio has a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $431.0 million. These loans outstanding are 20.1% of the commercial loan portfolio and 15.5% of the total loan portfolio.

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

         All of the aforementioned loan types can be made on a floating or fixed rate basis, either of which can pose an interest rate risk to the Company as financial markets change. Interest rate risk is discussed in detail in the Liquidity and Interest Rate Sensitivity subsection of this Management's Discussion and Analysis section.

         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):



                                                             June 30, 2004                   December 31, 2003
                                                             -------------                   -----------------

Nonaccrual loans                                                   $10,690                             $13,673
Loans past due 90 or more days
   As to interest or principal                                         195                                 318
                                                                       ---                                 ---
   Total nonperforming loans                                        10,885                              13,991
Other real estate owned                                                747                                 318
                                                                       ---                                 ---
   Total nonperforming assets                                      $11,632                             $14,309
                                                                   =======                             =======

Total loans and leases, including loans
held for sale                                                    2,772,460                           2,270,700

Average total loans and leases                                   2,374,929                           2,036,847

Allowance for loan and lease losses                                 57,410                              49,265
Allowance for loan and lease losses to:
   Nonperforming assets                                             493.6%                              344.3%
   Total loans and leases (1)                                        2.07%                               2.17%
   Average total loans and leases                                    2.42%                               2.42%

                                                          Six months ended                    Six months ended
                                                          ----------------                    ----------------
                                                             June 30, 2004                       June 30, 2003
                                                             -------------                       -------------
Net charge-offs to: (annualized)                                      $982                              $3,579
   Total loans and leases                                             .07%                                .35%
   Average total loans and leases                                     .08%                                .37%
   Allowance for loan and lease losses                               3.42%                              15.72%
_______________________________

(1) Ratio includes Loans Held for Sale of $56.9 million as of June 30, 2004 and
$29.3 million as of December 31, 2003. This ratio is 2.11% as of June 30, 2004 and 2.20% as of December 31, 2003, excluding Loans Held for Sale.





         The $2.7 million decrease in nonperforming assets is due primarily to a $3.0 million decrease in nonaccrual loans, from $13.7 million at December 31, 2003 to $10.7 million at June 30, 2004. The decrease in nonaccrual loans is due to the improving condition of the Company's commercial and industrial borrowers, the payoff of some nonaccruals, and the charge-off of some other loans that were deemed no longer collectable. Management expects nonaccrual loans to remain stable for the balance of 2004. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of June 30, 2004, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 71.0% of total nonaccrual loans; residential real estate-secured loans account for 16.2% of total nonaccrual loans.

         The investment portfolio is primarily a secondary source of liquidity, but it also serves as a source of income. As such, the investment portfolio consists of shorter-term investments that provide current liquidity and longer-term investments that provide higher income. Over the past three years, the Company has worked to shorten the duration of the investment portfolio in response to lower interest rates and to help improve liquidity. Regardless of classification as to shorter-term or longer-term, the majority of the Company's investments are readily marketable securities held as available for sale, and the majority of the Company's investments qualify as collateral for deposit pledging needs.

         Investments increased $76.4 million or 8.2% to $1.01 billion at June 30, 2004 compared to December 31, 2003. Of this increase, $54.8 million was attributable to the June 10, 2004 acquisition of Peoples First, Inc. Investment purchases during the six months ended June 30, 2004 were $187.0 million, primarily U.S. Government Agency securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $142.9 million. Also, during the first quarter of 2004, the Company sold approximately $40.9 million in investment securities available for sale resulting in a $196,000 loss. The sale proceeds were re-deployed into higher yielding investments.

         Other assets on the balance sheet increased to $381.9 million, an increase of $123.5 million from the $258.4 million at December 31, 2003. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to increased goodwill and other intangibles of $86.3 million resulting from the Peoples First, Inc. acquisition. The increases in premises and equipment, accrued interest receivable and Bank owned life insurance are also due primarily to the acquisition of Peoples First, Inc. Also, there was an increase in unconsolidated investments of $3.9 million, attributable to the $60.0 million in additional trust preferred securities issued in the first half of 2004 and the adoption of FIN46(R). The Company adopted FIN46(R) in the first quarter 2004 and de-consolidated NPB Capital Trust II as of March 31, 2004 on its financial statements. Other assets increased $13.7 million, primarily due to an increase in the deferred tax asset, related to the decrease of the in market valuation of investment securities.

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

         As the primary source of funds, aggregate deposits of $2.854 billion at June 30, 2004 increased $419.0 million or 17.2%, as compared to December 31, 2003. The increase is comprised of a $112.4 million increase in non interest bearing deposits, and a $306.5 million increase in interest bearing deposits. The acquisition of Peoples First, Inc. was the primary source of the total deposit increase from December 31, 2003. Peoples' $387.7 million in deposits consisted of non-interest bearing deposits of $100.0 million, interest-bearing non-time deposits of $198.4 million, and time deposits of $89.3 million.

         In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $975.9 million at June 30, 2004, and $737.3 million at December 31, 2003. The increase of $238.6 million in purchased funds and borrowing is comprised of a $107.4 million increase in securities sold under repurchase agreements and federal funds purchased, of which $5.9 million resulted from the Peoples First, Inc. acquisition. Securities sold under repurchase agreements, which is a short-term investment vehicle for our commercial clients, increased $68.3 million, while federal funds purchased and short term borrowings increased $39.5 million since December 31, 2003. Subordinated debt increased $61.9 million, as the result of issuance of trust preferred securities, and an increase in long-term borrowings of $67.3 million, of which $30.5 million resulted from the Peoples First, Inc. acquisition. Long-term borrowings also increased as a result of the Company's decision to term out short term adjustable rate borrowings to longer-term fixed rate borrowings. Subordinated debt -- classified as "guaranteed preferred beneficial interest in Company's subordinated debentures" prior to the Company's adoption of FIN-46(R) as of March 31, 2004 -- increased due to three new trust preferred securities issues of $20.0 million each.

         Shareholders' equity increased $80.1 million from December 31, 2003 through June 30, 2004. This was primarily due to the issuance of 3,114,449 shares of National Penn common stock in the June 10, 2004 acquisition of Peoples First, Inc. Retained earnings increased $11.9 million due to the retention of first and second quarter 2004 net income, partially offset by cash dividends declared. Accumulated other comprehensive income decreased $15.3 million due to a decrease in market values of available for sale investment securities and adjustments to the fair value of interest rate swaps. Cash dividends paid during the first six months of 2004 increased $1.0 million or 9.7 % to $11.6 million compared to the cash dividends paid during the first six months of 2003. Earnings retained during the first six months of 2004 were 50.5% compared to 49.8% during the first six months of 2003.

                   REGULATORY/COMPLIANCE AND INTERNAL CONTROL
                   ------------------------------------------

         Management is in the process of enhancing documentation of internal controls in preparation for the additional corporate governance requirements of the Sarbanes-Oxley Act that become effective in the future as well as other new regulations. Management has an effective means of monitoring existing and new regulatory developments. The increased reporting and documentation requirements will likely result in increased operating costs.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. During the past year, liquidity has tightened as loan demand has improved and competition for deposits has intensified. These factors have combined to cause an increased use of wholesale funding. Wholesale funding is defined here as funding sources outside our core deposit base, such as the national jumbo CD market, or correspondent bank borrowings. At the present time, we have ample availability of wholesale funding because our use of these sources of funds had been reduced from prior periods, plus we increased our availability of wholesale funding over the past year. Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

         The Company's main liquidity concern is that as the economy and consequently the equity markets strengthen, the Company may suffer disintermediation back to the equity market. The Company has sought to prepare for this potential disintermediation by working to build its share of customers' banking business (on the theory that even if some funds move back to the equity market, the Company will still retain a larger share than it had three years ago), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding, maintaining a more liquid investment portfolio, and continuing to develop its capability to securitize assets.

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

         The Company's acquisition on June 10, 2004 of Peoples First, Inc., parent company of The Peoples Bank of Oxford, did not have an immediate material impact on the Company's current liquidity position. As a division of National Penn Bank, The Peoples Bank of Oxford has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2004.



                                                                      Repricing Periods(1)
                                        ----------------------------------------------------------------------------------
                                              Within            Three Months            One Year               Over
                                           Three Months       Through One Year     Through Five Years       Five Years
                                           ------------       ----------------     ------------------       ----------
Assets
      Interest bearing deposits                  $4,720                   $0                $0                      $0
      at banks
      Federal funds sold                         34,042                    0                 0                       0
      Investment securities                      51,980               78,595           571,294                 308,907
      Loans(1)                                1,263,823              258,776           897,077                 295,374
      Other assets                                    0                    0                 0                 489,757

Liabilities and equity
      Non-interest bearing deposits               5,240               10,929           134,748                 348,150
      Interest bearing deposits(2)              978,767              379,777           230,270                 766,383
      Borrowed funds                            433,412               17,500           124,800                 273,126
      Subordinated debt                          61,857                    0                 0                  65,206
      Other liabilities                               0                    0                 0                  26,308
      Shareholders' equity                            0                    0                 0                 397,872
                                                -------              -------           -------                 -------
Interest sensitivity gap                       (124,711)             (70,835)          978,553                (783,007)

Cumulative interest rate                      $(124,711)           $(195,546)         $783,007                      $0
                                              =========            =========          ========                      ==
Sensitivity gap



---------------------------------------------

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the second calendar quarter of 2004. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

----------------------------------------------

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at June 30, 2004 are as follows:


MVPE
Change in Interest Rate          Amount             % Change
-----------------------          ------             --------
                             (In Thousands)
+300 Basis Points                485,192             (2.59%)
+200 Basis Points                496,318             (0.36%)
+100 Basis Points                498,430              0.07%
Flat Rate                        498,098              0.00%
-100 Basis Points                481,871             (3.26%)
-200 Basis Points                460,780             (7.49%)
-300 Basis Points                435,275            (12.61%)

         Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company's net income.



                                     June 30, 2004                                   June 30, 2003
                        -----------------------------------------     --------------------------------------------
      Change in             $ Change in          % Change in               $ Change in               % Change in
    Interest Rates           Net Income           Net Income               Net Income                 Net Income
----------------------- --------------------- ------------------- --- ---------------------- ---------------------
  (In basis points)                                      (Dollars in Thousands)
         +300                 $(2,268)              (4.0%)                        397                     0.9%
         +200                 ( 1,419)              (2.5%)                      1,279                     2.9%
         +100                    (609)              (1.1%)                      1,380                     3.1%
         -100                    (484)              (0.8%)                     (3,157)                   (7.2%)
         -200                  (2,338)              (4.1%)                     (4,829)                  (11.0%)
         -300                  (6,207)             (10.8%)                     (4,872)                  (11.1%)


         The Company uses financial derivative instruments for management of interest rate sensitivity. The Company's Asset/Liability Management Committee ("ALCO") approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company include interest rate swaps and forward sales of mortgage commitments. The Company does not use any of these instruments for trading purposes.

          At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company's long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, ALCO's priority is to manage this optionality and therefore limit the level of interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS AND COMMITMENTS
--------------------------------------------------------------------------------

         The Company consolidates all of its majority-owned subsidiaries. Other entities, in which there is greater than 20% ownership, but upon which the Company does not possess, nor cannot exert, significant influence or control, are accounted for by the equity method of accounting and are not consolidated; those in which there is less than 20% ownership are generally carried at cost.

         The Company no longer consolidates NPB Capital Trust II on the balance sheet as of March 31, 2004. For additional information, see Footnote #8 to the financial statements at Part I, Item 1 of this Report.

         The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2004:



                                                           Less than         One to           Four to             After
(Dollars in thousands)                      Total          One Year       Three Years       Five Years         Five Years
                                          ---------        --------       -----------       ----------         ----------
Minimum annual rentals or
noncancellable operating leases              20,952           2,635            4,499             3,283            10,535
Remaining contractual maturities of
time deposits                               777,979         544,057          179,727            50,543             3,652
Loan commitments                            814,504         526,534           54,734            25,406           207,830
Long-term borrowed funds                    231,382          13,812           59,854            64,946            92,770
Subordinated debt                           127,063          61,857              ---               ---            65,206
Standby letters of credit                    74,571          51,233           12,302            10,903               133
                                             ------          ------           ------            ------               ---
     Total                                2,046,451       1,200,128          311,116           155,081           380,126
                                          ---------       ---------          -------           -------           -------


         The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at June 30, 2004.



                                                         CAPITAL LEVELS
                                                         --------------

         The following table sets forth the Company's capital ratios:


                                 Tier 1 Capital to               Tier 1 Capital to                 Total Capital to
                               Average Assets Ratio          Risk-Weighted Assets Ratio       Risk-Weighted Assets Ratio
                            ----------------------------     ---------------------------    ------------------------------
                                June 30,        Dec. 31,         June 30,  Dec. 31,           June 30,         Dec. 31,
                                 2004            2003              2004      2003               2004            2003
                                 ----            ----              ----      ----               ----            ----

The Company                       8.96%          7.84%            10.21%     9.74%             11.47%           11.00%
National Penn Bank                8.07%          7.06%             9.22%     8.88%             10.48%           10.14%
"Well Capitalized"                5.00%          5.00%             6.00%     6.00%             10.00%           10.00%
institution (under
banking regulation)


         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2004, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The issuance of trust preferred securities in the six months ended June 30, 2004 improved the Company's capital ratios. The Company has various trust preferred securities outstanding. See Footnote #8 to the financial statements at
Part I, Item 1 of this Report. During second quarter 2004, the Board of Governors of the Federal Reserve System issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions. As of the date of this report, the Board of Governors has not taken any action on this proposed rule change. Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

         Historically, the Company's dividend payout ratio has been in the range of 45% to 50%. We do not anticipate a material change to this ratio due to the Peoples First acquisition. The level of dividend payout remains at the discretion of the Company's Board of Directors.

         The acquisition of Peoples First, Inc. also contributed to the increased capital ratios, as Peoples First, Inc. had proportionately higher capitalization than National Penn. At present, the Company's commitments for significant capital expenditures are within its historical norms.

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

                           RELATED PARTY TRANSACTIONS
                           --------------------------

         The Company has no material transactions with related parties as defined in SFAS No. 57, Related Party Disclosures, or with any other persons who, because of a prior relationship with the Company, i.e. former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

                       ACQUISITION OF PEOPLES FIRST, INC.
                       ----------------------------------

         On June 10, 2004, National Penn Bancshares, Inc. acquired Peoples First, Inc., parent company of The Peoples Bank of Oxford in a stock and cash transaction. The Peoples Bank of Oxford, headquartered in Oxford, Pennsylvania, operated eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland, at the time of acquisition.

         Under the terms of the merger agreement, Peoples shareholders were entitled to select to receive either 1.505 shares of National Penn common stock, $49.54 in cash, or a combination of both, for each share of Peoples common stock. As a result of applicable allocation procedures, 30 percent of the Peoples shares were exchanged for cash, and 70 percent of the Peoples share were exchanged for shares of National Penn common stock. Options to purchase shares of Peoples common stock were converted into options to purchase shares of National Penn common stock.

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is provided in the Company's Report on Form 8-K dated December 17, 2003, filed with the Securities and Exchange Commission. This report includes a copy of the Merger Agreement. Additional information is also provided in the Company's registration statement on Form S-4, filed with the SEC on April 9, 2004, and amended on April 26, 2004, and in the Company's Report on Form 8-K dated June 10, 2004, filed with the SEC.

         Additional information is also included in Footnote #2 to the financial statements included in Part I, Item 1 of this Report.

                                 FUTURE OUTLOOK
                                 --------------

         The Company's market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

o The recovery in the general economy, although slow, will likely generate loan growth in 2004, possibly in the range of eight to twelve percent.

o The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, and to increase our non-interest income, especially revenues from insurance and wealth management activities. We anticipate continued pressure on net interest margin through the end of 2004.

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

         * Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, new internal controls documentation and testing requirements of the Sarbanes-Oxley Act, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect National Penn's costs and business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         The information presented in the Liquidity and Interest Rate Risk subsection of Part I, Item 2 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated by reference into this Item 3.

Item 4.  Controls and Procedures.
-------  ------------------------

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of June 30, 2004. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

         None.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
------------------------------------------------------------------------------
Securities.
-----------

         Issuance of Unregistered Securities
         -----------------------------------

         As previously reported by National Penn on a Form 8-K dated April 7, 2004, NPB Capital Trust V, a Delaware statutory trust subsidiary of National Penn, issued on April 7, 2004 20,000 shares of floating rate (three month LIBOR plus a margin of 2.75%) Capital Securities with an aggregate offering price of $20 million. The Capital Securities were offered and sold to an initial purchaser in a private transaction that was not registered under the Securities Act of 1933, the initial purchaser intending to sell the Capital Securities to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933). The Capital Securities will not be registered under the Securities Act of 1933 and may not be offered or otherwise sold in the United States absent registration or an applicable exemption from such registration requirements. For additional information, see Footnote #8 to the financial statements at Part I,
Item 1 of this Report, which information is incorporated by reference into this
Item 2.

         Quarterly Stock Repurchases
         ---------------------------

         The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2004:



                                                                            Total Number of        Maximum Number
                                                                          Shares Purchased as    Of Shares that may
                                                                           Part of Publicly       yet be Purchased
                          Total Number of          Average Price Paid       Announced Plan         Under the Plans
Period                    Shares Purchased             Per Share              or Programs            or Programs
------                    ----------------             ---------              -----------            -----------
April 1, 2004
through
April 30, 2004                  109,691                 $32.17                 106,961                 558,449

May 1, 2004
through
May 31, 2004                      1,044                  30.00                   1,044                 557,405

June 1, 2004
through
June 30. 2004                      -0-                    ---                      0                   557,405


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

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         The 2004 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 26, 2004. Notice of the meeting was mailed to shareholders of record on or about March 25, 2004 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The annual meeting was held to elect four Class II directors to hold office for three years from the date of election and until their successors are elected and qualified.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:


                                                                                                Abstentions and
           Nominee                          For                       Withheld                  Broker Nonvotes
           -------                          ---                       --------                  ---------------
Fred D. Hafer                           18,582,791                     330,615                        -0-
C. Robert Roth                          18,681,540                     231,866                        -0-
Wayne R. Weidner                        18,744,012                     169,394                        -0-
Donald P. Worthington                   18,763,589                     149,817                        -0-

Item 5.  Other Information.
-------  ------------------

         Cash Dividend
         -------------

         On July 28, 2004, the Board of Directors of National Penn declared a cash dividend of $.24 per share payable on August 17, 2004 to shareholders of record as of August 7, 2004.

         National Penn Mortgage Operations
         ---------------------------------

         Beginning in June 2004, National Penn's mortgage company, Penn 1st Financial Services, Inc., began marketing itself as "National Penn Mortgage Company" in order to more closely align the organization with its parent company. In addition, Jorge A. Leon was promoted from Chief Operating Officer to President of the Company.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a) Exhibits.

         3.1 Articles of Incorporation, as amended, of National Penn Bancshares, Inc.

         4.1 Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Wells Fargo Delaware Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

         4.2 Form of Amended and Restated Declaration of Trust among National Penn Bancshares, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, National Association, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

         4.3 Form of Indenture between National Penn Bancshares, Inc. and Wells Fargo Bank, as Institutional Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

         4.4 Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

         10.1 National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan. (Incorporated by reference to Exhibit
                  4.1 to National Penn's Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

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

         (b) Reports on Form 8-K. During the quarter ended June 30, 2004, National Penn filed the following Reports on Form 8-K:

         * Report dated April 7, 2004. The Report provided information under Item 5 on National Penn's issuance on April 7, 2004 of 20,000 shares of floating rate (three month LIBOR plus a margin of 2.75%) Capital Securities with an aggregate offering price of $20 million. The Report did not contain any financial statements.

         * Report dated April 15, 2004. The Report provided information under Item 12 on National Penn's earnings for first quarter 2004. The Report did not contain any financial statements.

         * Report dated April 28, 2004. The Report provided information under Item 5 on National Penn's amended and restated bylaws, including a copy thereof, and information on National Penn's then pending acquisition of Peoples First, Inc. The Report did not contain any financial statements.

         * Report dated June 10, 2004. The Report provided information under Item 5 on National Penn's completion of the acquisition of Peoples First, Inc. The Report did not contain any financial statements.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NATIONAL PENN BANCSHARES, INC.



Dated: August 5, 2004        By  /s/ Wayne R. Weidner
                                -----------------------------------------------
                                Name:  Wayne R. Weidner
                                Title: Chairman and Chief Executive Officer


Dated: August 5, 2004        By /s/ Gary L. Rhoads
                                -----------------------------------------------
                                Name:  Gary L. Rhoads
                                Title: Treasurer and Chief Financial Officer