Form 10-Q
period 2004-09-30
NATIONAL PENN BANCSHARES INC
filed 2004-11-05
CIK 700733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2004
                               ------------------------------------------------

OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from:                        to
                               ------------------------  ----------------------

Commission file number: 0-22537-01
                        ----------

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
                                             ---    ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.) Yes X   No   .
                                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at October 27, 2004
             -----                    -------------------------------

 Common Stock (no stated par value)       (No.) Shares 34,518,134

                                TABLE OF CONTENTS


Part I - Financial Information.                                                                     Page
-------------------------------                                                                     ----

         Item 1.          Financial Statements........................................................3

         Item 2.          Management's Discussion and Analysis of  Financial Condition
                          and Results of Operation...................................................15

         Item 3.          Quantitative and Qualitative Disclosures about Market Risk.................33

         Item 4.          Controls and Procedures....................................................33


Part II - Other Information.
----------------------------

         Item 1.          Legal Proceedings .........................................................35

         Item 2.          Unregistered Sales of Equity Securities and  Use of Proceeds ..............35

         Item 3.          Defaults Upon Senior Securities............................................36

         Item 4.          Submission of Matters to a Vote of  Security Holders.......................36

         Item 5.          Other Information .........................................................36

         Item 6.          Exhibits

Signatures...........................................................................................38

Exhibits ............................................................................................39




                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET                           Sept. 30
 (Dollars in thousands, except per share data)                   2004           Dec. 31
                                                              (Unaudited)        2003
                                                              ------------    ------------
ASSETS
Cash and due from banks                                       $    95,092     $    96,164
Interest bearing deposits in banks                                 12,318           2,233
Federal funds sold                                                 19,200            --
                                                              -----------     -----------
    Total cash and cash equivalents                           $   126,610     $    98,397
Investment securities held to maturity                             50,273            --
Investment securities available for sale, at fair value         1,028,487         934,375
Loans  and leases held for sale                                     5,101          29,344
Loans and leases, less allowance for loan and lease losses
  of $57,391 and $49,265 in 2004 and 2003 respectively          2,751,439       2,192,090
Premises and equipment, net                                        53,352          43,653
Accrued interest receivable                                        16,974          14,309
Bank owned life insurance                                          78,770          69,937
Goodwill and other intangibles                                    201,965         111,210
Unconsolidated investments under the equity method                  6,907           2,968
Other assets                                                       19,378          16,291
                                                              -----------     -----------
    Total Assets                                              $ 4,339,256     $ 3,512,574
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                 $   522,683     $   386,620
Interest bearing deposits                                       2,626,975       2,048,676
                                                              -----------     -----------
    Total Deposits                                              3,149,658       2,435,296
Securities sold under repurchase agreements
  and federal funds purchased                                     370,819         500,038
Short-term borrowings                                              10,000          10,000
Long-term borrowings                                              230,467         164,037
 Subordinated debt                                                127,063            --
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                 --            63,250
Accrued interest payable and other liabilities                     28,208          22,140
                                                              -----------     -----------
    Total Liabilities                                           3,916,215       3,194,761
Shareholders' equity
  Preferred stock, no stated par value;
    authorized 1,000,000 shares, none issued                         --              --
  Common stock, no stated par value;
    authorized 62,500,000 shares; issued and outstanding
    2004 - 34,522,076; 2003 - 30,356,883; net of shares
    in Treasury: 2004 - 17,366; 2003 - 2,626                      359,917         272,534
  Retained earnings                                                44,765          25,770
  Accumulated other comprehensive income                           18,885          19,595
  Treasury stock at cost                                             (526)            (86)
                                                              -----------     -----------
    Total Shareholders' Equity                                    423,041         317,813
                                                              -----------     -----------
    Total Liabilities and Shareholders' Equity                $ 4,339,256     $ 3,512,574
                                                              ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.






NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                Three Months Ended           Nine Months Ended
(Dollars in thousands, except per share data)                      September 30                September 30
                                                             ---------------------------------------------------

                                                                2004          2003          2004         2003
                                                             ---------     ---------     ---------     ---------
INTEREST INCOME
Loans and leases, including fees                             $  41,967     $  32,471     $ 111,976     $  96,619
Investment securities
  Taxable                                                        7,830         5,243        21,756        16,094
  Tax-exempt                                                     3,305         3,247         9,731         9,802
Federal funds sold                                                  13           173            37           459
Deposits in banks                                                   18            15            32            46
                                                             ---------     ---------     ---------     ---------
    Total interest income                                       53,133        41,149       143,532       123,020
                                                             ---------     ---------     ---------     ---------
INTEREST EXPENSE
Deposits                                                         9,883         8,186        26,251        25,571
Securities sold under repurchase agreements and
  federal funds purchased                                        1,682           931         4,821         2,818
Short-term borrowings                                               10            13            29            30
Long-term borrowings                                             4,393         3,458        11,437        10,316
                                                             ---------     ---------     ---------     ---------
    Total interest expense                                      15,968        12,588        42,538        38,735
                                                             ---------     ---------     ---------     ---------
    Net interest income                                         37,165        28,561       100,994        84,285
Provision for loan and lease losses                              1,225         2,286         4,188         6,896
                                                             ---------     ---------     ---------     ---------
    Net interest income after provision
      for loan and lease losses                                 35,940        26,275        96,806        77,389
                                                             ---------     ---------     ---------     ---------
OTHER INCOME
Trust income                                                     1,570         1,314         4,345         3,967
Service charges on deposit accounts                              4,084         3,141        11,087         8,850
Bank owned life insurance income                                 1,188           716         2,950         2,448
Other service charges and fees                                   2,600         2,361         8,159         6,507
Net gains (loses) on sale of investment securities                 100          (369)          (96)         (369)
Mortgage banking income                                          1,057         1,246         3,020         4,239
Insurance commissions and fees                                     917           703         2,686         1,892
Service charges cash management                                    665           587         1,976         1,628
Equity in undistributed net earnings of affiliates                  (3)           82           126           197
                                                             ---------     ---------     ---------     ---------
    Total other income                                          12,178         9,781        34,253        29,359
                                                             ---------     ---------     ---------     ---------
OTHER EXPENSES
Salaries, wages and employee benefits                           17,633        14,055        47,888        40,211
Net premises and equipment                                       4,323         3,281        11,957        10,227
Advertising and marketing expenses                                 813           924         3,099         2,601
FHLB prepayment fee                                               --           7,002          --           7,002
Other operating expenses                                         7,267         5,424        18,857        15,783
                                                             ---------     ---------     ---------     ---------
    Total other expenses                                        30,036        30,686        81,801        75,824
                                                             ---------     ---------     ---------     ---------
    Income before income taxes                                  18,082         5,370        49,258        30,924
Income tax expense                                               4,349           951        11,977         6,690
                                                             ---------     ---------     ---------     ---------
    Net income from continuing operations                       13,733         4,419        37,281        24,234
    Net income from discontinued operations, net of taxes         --           6,585          --           7,923
                                                             ---------     ---------     ---------     ---------
    Net income                                               $  13,733     $  11,004     $  37,281     $  32,157
                                                             =========     =========     =========     =========


PER SHARE OF COMMON STOCK
Net income per share - basic                                 $    0.40     $    0.37     $    1.17     $    1.08
Net income per share - diluted                               $    0.39     $    0.36     $    1.14     $    1.05
Dividends paid in cash                                       $    0.19     $    0.18     $    0.57     $    0.52




The accompanying notes are an integral part of these condensed financial statements.





NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE  MONTHS ENDED SEPTEMBER 30, 2004
  (Dollars in thousands)

                                                                            Accumulated
                                        Common Stock                           other
                                  --------------------------   Retained     conprehensive     Treasury                Comprehensive
                                    Shares         Value       earnings       income           stock         Total       income
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 2003       24,284,506   $   272,534  $  25,770     $   19,595     $       (86)      317,813
  Net income                             --            --       37,281           --              --          37,281     $   37,281
  Cash dividends declared                --            --      (18,286)          --              --         (18,286)
   5-for-4 stock split              6,904,415
  Shares issued under stock-based
      plans                           510,344        (1,078)      --             --             9,659         8,581
  Shares issued for acquisition
      of Peoples Bank of Oxford
      and Pennsurance               3,130,094        88,461                                                  88,461
  Other comprehensive loss, net
   of reclassification adjustment
    and taxes                            --            --         --             (710)           --            (710)          (710)
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income               --            --         --             --              --            --       $   36,571
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (307,283)         --         --             --           (10,099)      (10,099)
                                  ------------------------------------------------------------------------------------------------
Balance at September 30, 2004      34,522,076   $   359,917  $  44,765     $   18,885     $      (526)    $ 423,041






                                                                        September 30, 2004
                                                              ----------------------------------------
                                                                 Before         Tax          Net of
Components of Other Comprehensive Income                          tax        (expense)        tax
                                                                 amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding losses arising during period           (1,764)          416        (1,348)
       Less: Reclassification adjustment for losses
         realized in net income                                    (96)           34           (62)
      Change in the fair value of cash flow hedges                (576)            -          (576)
                                                              ----------------------------------------
Other comprehensive loss, net                                   (1,092)          382          (710)
                                                              ========================================





NINE MONTHS ENDED SEPTEMBER 30, 2003
  (Dollars in thousands)

                                                                            Accumulated
                                        Common Stock                           other
                                  --------------------------   Retained     comprehensive     Treasury                 Comprehensive
                                    Shares         Value       earnings       income           stock         Total      income
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 2002       20,699,782     $ 172,471      $ 30,593      $ 19,296           $ -       222,360
  Net income                                -             -        32,157             -             -        32,157      $ 32,157
  Cash dividends declared                   -             -       (10,661)            -             -       (10,661)
   5% stock dividend                1,152,796        31,702       (31,702)            -             -             -
  Shares issued under stock-based
       plans                          194,849        (7,044)            -             -        16,386         9,342
Shares issued for acquisition
      of FirstService Bank          2,563,552        61,262             -             -         1,924        63,186
  Other comprehensive income, net
      of reclassification adjustment
      and taxes                             -             -             -        (2,110)            -        (2,110)       (2,110)
                                  ------------------------------------------------------------------------------------------------
Total comprehensive income                  -             -             -             -             -             -      $ 30,047
                                  ------------------------------------------------------------------------------------------------
  Treasury shares purchased          (388,602)            -             -             -       (19,399)      (19,399)
                                  ------------------------------------------------------------------------------------------------
Balance at September 30, 2003      24,222,377     $ 258,391      $ 20,387      $ 17,186      $ (1,089)      294,875




                                                                        September 30, 2003
                                                              ----------------------------------------
                                                                 Before         Tax          Net of
Components of Other Comprehensive Income                          tax        (expense)        tax
                                                                 amount       benefit        amount
                                                              ----------------------------------------
Unrealized gains on securities
      Unrealized holding gains arising during period             (3,752)        1,265        (2,487)
       Less: Reclassification adjustment for losses
        realized in net income                                     (369)          129          (240)
      Change in the fair value of cash flow hedges                 (137)            -          (137)
                                                              ----------------------------------------
Other comprehensive income, net                                  (3,246)        1,136        (2,110)
                                                              ========================================





        The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollars in thousands)                                     Nine  Months Ended September 30,
                                                                             2004         2003
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------------------

  Net income                                                                37,281       32,157
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                      4,188        6,896
    Depreciation and amortization                                            3,705        4,786
    Amortization of premiums and discounts on investment
       securities, net                                                         752       (3,053)
    Investment securities (gains) losses, net                                   96         (533)
    Mortgage loans originated for resale                                  (100,500)         369
    Sale of mortgage loans originated for resale                           102,540     (184,819)
    Gain on sale of mortgage loans originated for resale                    (2,040)     188,505
    Changes in assets and liabilities
      (Increase) decrease in accrued interest receivable                    (1,118)       1,920
      (Decrease)  increase in accrued interest payable                      (1,339)      (3,927)
      (Increase) decrease in other assets                                    1,368       (5,039)
      Increase (decrease) in other liabilities                               5,374       10,196
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                           50,307       47,458
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------
  Cash paid in excess of cash equivalents for business acquired            (32,408)        (221)
  Cash received in excess of cash equivalents for business sold               --         12,732
  Purchase of investment securities held to maturity                       (50,273)        --
  Proceeds from sales of investment securities available for sale           42,300       34,663
  Proceeds from maturities of investment securities available for sale     160,475      205,675
  Purchase of investment securities available for sale                    (248,461)    (343,221)
  Net increase in loans                                                   (181,901)    (133,348)
  Purchases of premises and equipment                                       (4,735)      (5,747)
  Purchase of bank-owned life insurance                                       --           (760)
-----------------------------------------------------------------------------------------------------
        Net cash used in investing activities                             (315,003)    (230,227)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------
  Net increase in interest and non-interest
    bearing demand deposits and savings accounts                           248,151      288,083
  Net  increase in certificates of deposit                                  83,531     (116,766)
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased                  (115,808)      28,097
  Net (decrease) in short-term borrowings                                     --           (569)
  Proceeds from new long-term borrowings                                    50,000       70,000
  Repayments of long-term borrowings                                       (15,018)     (81,370)
  Issuance of subordinated debentures                                       61,857         --
  Issuance of common stock under dividend
    reinvestment and stock option plans                                      8,581           13
  Purchase of Treasury stock                                               (10,099)     (10,070)
  Cash dividends                                                           (18,286)     (15,421)
-----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          292,909      161,997
-----------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                28,213      (20,772)
Cash and cash equivalents at beginning of year                              98,397      134,447
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                  126,610      113,675



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

         The results of FirstService Bank, which was acquired on February 25, 2003, are included in the income statement for the nine months ended September 30, 2003 from February 25, 2003 through September 30, 2003. The results of FirstService Bank, and HomeTowne Heritage Bank, which was acquired on December 12, 2003, are included in the income statement for the entire first nine months of 2004. The results of Peoples First, Inc., which was acquired on June 10, 2004, are included in the income statement from June 10, 2004 through September 30, 2004.

         All National Penn share and per share information in this Report has been retroactively restated to reflect National Penn's five-for-four stock split effective as of September 30, 2004. See Footnote #4.

         The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


2. ACQUISITIONS AND DISPOSITIONS

         Acquisition of Pennsurance, Inc.
         --------------------------------

         On July 1, 2004, National Penn Bancshares, Inc. completed the acquisition of Pennsurance, Inc., an insurance agency located in Oley, Pennsylvania. Pennsurance was merged into National Penn Bank's insurance agency subsidiary, FirstService Insurance Agency, Inc., where it will retain its name and operate as a division. The value paid for this acquisition is not material to the Company's balance sheet or results of operations.

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

         Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 1.88125 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 3,893,062 shares of National Penn common stock and payment of approximately $43,936,352 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 134,088 shares of National Penn common stock, with an exercise price of $11.20 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples' results from and after June 10, 2004. The acquisition resulted in the recording of approximately $83.1 million of goodwill and $8.5 million of other intangible assets. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.2 million, respectively. All National Penn share and per share information in this paragraph has been retroactively restated to reflect National Penn's five-for-four stock split effective as of September 30, 2004. See Footnote #4.

         Disposition of Panasia Bank, N.A.
         ---------------------------------

         On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A., a wholly owned subsidiary, for $34.5 million, which resulted in a gain of $6.68 million after taxes of $1.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $3,404,000, for the nine months ended September 30, 2003 was $7.9 million.

         The following represents the per share amounts for continuing and discontinued operations for the three months and nine months ended September 30, 2003:



                                                                 Three Months Ended              Nine Months Ended
                                                                 September 30, 2003             September 30, 2003
                                                                 ------------------             ------------------

Net income per share - basic
     Continuing operations                                                   $0.15                        $0.81
     Discontinued operations                                                  0.22                         0.27
Net income per share - basic                                                 $0.37                        $1.08

Net income per share - diluted
     Continuing operations                                                   $0.14                        $0.79
     Discontinued operations                                                  0.22                         0.26
Net income per share - diluted                                               $0.36                        $1.05


3.       LOANS

         The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $13.1 million at September 30, 2004, all of which are non-accrual loans. The allowance for loan and lease loss associated with these impaired loans was $86,000 at September 30, 2004. The Company recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on an impaired loan.


4. SHAREHOLDERS' EQUITY


         On October 27, 2004, the Company's Board of Directors declared a cash dividend of $.20 per share, payable on November 17, 2004, to shareholders of record on November 6, 2004.

         On August 25, 2004, the Company's Board of Directors declared a five-for-four stock split of the Company's common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004. All weighted average share and per share information has been retroactively restated.

         On September 24, 2003, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to be used to fund the Company's dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2004, 580,869 shares were repurchased at an average price of $25.816 per share.

         On August 27, 2003, the Company's Board of Directors declared a 5% stock dividend paid on September 30, 2003 to shareholders of record on September 12, 2003. All weighted average share and per share information has been retroactively restated.

5. EARNINGS PER SHARE


Three Months Ended September 30, 2004                           Income                    Shares        Per Share
-------------------------------------                        (numerator)            (denominator)           Amount
                                                             -----------            -------------       ----------
Basic earnings per share
     Net income available to common stockholders                $13,733                  34,446              $0.40
Effect of dilutive securities
     Options                                                       ----                     632             (0.01)
Diluted earnings per share
     Net income available to common stockholders                -------                 -------                ---
         Plus assumed conversions                               $13,733                 $35,078                .39
                                                                =======                 =======                ===


         Options to purchase 420,176 shares of common stock at $25.88 to $26.51 per share, that were outstanding for the three months ended September 30, 2004, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


Year to Date September 30, 2004                                 Income                   Shares           Per Share
-------------------------------                              (numerator)           (denominator)            Amount
                                                             -----------           -------------            ------
Basic earnings per share
     Net income available to common stockholders                $37,281                  31,997           $ 1.17
Effect of dilutive securities
     Options                                                       ----                     701           (0.03)
Diluted earnings per share
     Net income available to common stockholders                -------                  ------         --------
         Plus assumed conversions                               $37,281                  32,698         $   1.14
                                                                =======                  ======         ========

Options to purchase 420,118 shares of common stock at $25.88 to $26.51 per share, that were outstanding for the nine months ended September 30, 2004, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


Three Months Ended September 30, 2003                     Income              Shares              Per Share
-------------------------------------                   (numerator)       (denominator)             Amount
                                                        -----------       -------------             ------
Basic earnings per share
    Net income available to common stockholders            $11,004             29,766             $  0.37
Effect of dilutive securities
    Options                                                  -----                693              (0.01)

Diluted earnings per share
    Net income available to common stockholders            -------             ------             -------
         Plus assumed conversions                          $11,004             30,459             $  0.36
                                                           =======             ======             =======


Year to Date September 30, 2003                           Income              Shares             Per Share
-------------------------------                         (numerator)       (denominator)            Amount
                                                        -----------       -------------            ------
Basic earnings per share
    Net income available to common stockholders            $32,157             29,766               $1.08
Effect of dilutive securities
    Options                                                   ----                721              (0.03)
Diluted earnings per share
    Net income available to common stockholders            -------             ------              ------
           Plus assumed conversions                        $32,157             30,487               $1.05
                                                           =======             ======               =====

         There were no stock options outstanding for the three and nine months ended September 30, 2004 that were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

6. SEGMENT REPORTING

         SFAS No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn Bank operating segment through September 30, 2004, to create a reportable operating segment, "Community Banking." Prior to its disposition on September 11, 2003, Panasia Bank, N.A. was consolidated as part of the Community Banking operating segment.

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

         Nonreportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking operations and do not meet the quantitative thresholds requiring disclosure are included in the "Other" category. These nonreportable segments include Investors Trust Company, Penn Securities Inc., National Penn Leasing Company, FirstService Insurance Agency, Inc., FirstService Capital Inc., National Penn Life Insurance Company, and the Company. The balances of NPB Capital Trust II were consolidated with National Penn Bancshares, Inc. and are included in the "Other" category as of and for the nine months ended September 30, 2003.

         The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

         Reportable segment-specific information and reconciliation to consolidated financial information is as follows:


                                    Community Banking                 Other                Consolidated
                                    -----------------                 -----                ------------
(in thousands)
As of, and for the Nine Months Ended, September 30, 2004
--------------------------------------------------------
Total assets                             $3,755,335                  $583,921                $4,339,256
Total deposits                            3,149,658                      ----                 3,149,658
Net interest income (loss)                  104,544                   (3,550)                   100,994
Total noninterest income                     24,891                     9,362                    34,253
Total noninterest expense                    72,769                     9,032                    81,801
Net income (loss)                            39,976                   (2,695)                    37,281

As of, and for the Nine Months Ended, September 30, 2003
--------------------------------------------------------
Total assets                             $2,898,650                   370,570                $3,269,220
Total deposits                            2,384,538                     -----                 2,384,538
Net interest income (loss)                   87,493                   (3,208)                    84,285
Total noninterest income                     20,908                     8,451                    29,359
Total noninterest expense                    68,410                     7,414                    75,824
Net income from continuing                   26,394                   (2,160)                    24,234
   Operations
Discontinued operations                       1,935                     5,988                     7,923
Net income (loss)                            28,329                     3,828                    32,157



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

         At September 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). These results are not indicative of results for the year ended December 31, 2004.


                                                                                    Three Months Ended September 30,
                                                                                    --------------------------------
                                                                                         2004             2003
                                                                                         ----             ----
Net income, as reported                                                                 $13,733          $11,004

Less: stock-based compensation costs determined
under fair value-based method for all awards                                              (256)            (170)
                                                                                        -------          -------
Net income, pro forma                                                                   $13,477          $10,834
                                                                                        =======          =======
                                       12



Earnings per share of common stock - basic                 As reported                     $.40             $.37
                                                           Pro forma                        .39              .36

Earnings per share of common stock - diluted               As reported                     $.39             $.36
                                                           Pro forma                        .38              .36



                                                                                   Year to Date Ended September 30,
                                                                                   --------------------------------
                                                                                         2004             2003
                                                                                         ----             ----
Net income, as reported                                                                 $37,281          $32,157
Less: stock-based compensation costs determined
under fair value-based method for all awards                                              (794)            (582)
                                                                                        -------          -------
Net income, pro forma                                                                   $36,487          $31,575
                                                                                        =======          =======

Earnings per share of common stock - basic                 As reported                    $1.17            $1.08
                                                           Pro forma                       1.14             1.06

Earnings per share of common stock - diluted               As reported                    $1.14            $1.05
                                                           Pro forma                       1.11             1.04



         The Company granted options for 15,796 and 12,924 shares in the first nine months of 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.02% and 3.28%; expected volatility of 27.7% and 35.1%; risk-free interest rates for each plan of 4.04% for 2004 and 3.93% for 2003; and expected lives of 6.00 years in 2004 and 6.83 years in 2003.

         On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment - an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company continues to evaluate this proposed statement and its effects on its results of operations.


8. SUBORDINATED DEBT

         As of September 30, 2004, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

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

         The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the various business trusts identified above as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

9. EMPLOYEE BENEFIT PLANS
         Net periodic defined benefit pension expense for the nine months ended September 30, 2004 and 2003 included the following components:


                                        September 30, 2004    September 30, 2003
                                        ------------------    ------------------
Service cost                                   $392,944           $315,960
Interest cost                                   316,460            267,178
Expected return on plan assets                (388,391)          (320,547)
Amortization of prior service cost              (6,382)           (10,471)
Amortization of unrecognized net actual loss     27,131             12,107
                                                 ------             ------
Net periodic benefit expense                   $343,106           $291,334
                                               ========           ========

         We contributed $1,328,876 to our pension plan in September 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding.

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

         The Company adopted SAB 105 at the beginning of second quarter 2004. It is effective for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company's mortgage loan interest rate lock commitments related to loans held for sale. At September 30, 2004, such commitments with a notional amount of approximately $19.7 million were outstanding. The Company's prior accounting policy was to not record the fair value of these commitments because they were immaterial. The Company anticipates that application of SAB 105 will not have a material impact on the Company's results of operations.


         EITF Issue No. 03-1
         -------------------

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ''The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company is in the process of determining the impact that this EITF will have on its financial statements.



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

         The Company recorded a 24.8% increase in third quarter 2004 net income and a 15.9% increase in net income for the first nine months of 2004, compared to the same periods in 2003. Diluted earnings per share for the three and nine month periods of $.39 and $1.14 increased 8.3% and 8.6%, respectively, compared to the same periods in 2003. The percentage increase in net income is higher than the percentage increase in earnings per share due to the larger number of weighted average common shares outstanding, principally resulting from various acquisitions since January 2003. Per share results have been restated for the five-for-four stock split which was effected on September 30, 2004.

         For the nine months ended September 30, 2004, the annualized return on average shareholders' equity and annualized return on average assets were 14.6% and 1.29%, compared to 15.9% and 1.33% for the same period in 2003. This decrease is due primarily to the higher levels of average equity and average assets outstanding resulting from various acquisitions since January 2003. The return on average tangible equity for the first nine months of 2004 was 25.5%, compared to 21.1% for the same period in 2003.

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

         The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders' equity.


Reconciliation Table for Non-GAAP Financial Measure
                                                       September 30, 2004           September 30, 2003
                                                       ------------------           ------------------
         Return on average shareholders' equity                    14.6%                        15.9%
         Effect of goodwill and intangibles                        10.9%                         5.2%
         Return on average tangible equity                         25.5%                        21.1%


Average tangible equity excludes acquisition related average goodwill and intangibles:

         Average shareholders' equity                         $341,348                    $269,189
         Average goodwill and intangibles                     (146,262)                    (66,451)
                                                              --------                     -------
         Average tangible equity                              $195,086                    $202,738
                                                              ========                    ========


         The Company's strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and excellence in both retail and commercial lines of business. The acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford, in second quarter 2004 represents a strategic initiative by the Company in furtherance of its focused goals.


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

         Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than its book value, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at quarter-end if any material events occur during the quarter that may affect goodwill. Through its annual analysis as of June 30, 2004, the Company has not identified any impairment of its goodwill. No events occurred during third quarter 2004 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

                              RESULTS OF OPERATIONS
                              ---------------------

         Net income for the quarter ended September 30, 2004 was $13.7 million, 24.8% more than for the third quarter of 2003. For the first nine months of 2004, net income was $37.3 million or 15.9% more than the $32.2 million reported in the first nine months of 2003.

         The Company's performance has been and will continue to be influenced in part by the strength of the economy and conditions in the real estate market. The results of third quarter 2004 include Peoples First, Inc., acquired on June 10, 2004, and HomeTowne Heritage Bank, acquired on December 12, 2003, for the full quarter. The results of third quarter 2004 and third quarter 2003 include FirstService Bank, acquired on February 25, 2003, for the full quarters.

         Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the third quarter of 2004 was $37.2 million, which increased $8.6 million or 30% over $28.6 million for the third quarter of 2003. Net interest income for the nine months ended September 30, 2004 was $101.0 million, a 19.8% increase over net interest income of $84.3 million in the comparable period in 2003.

         Interest income for the third quarter of 2004 increased $12.0 million due to an increase in loan interest income of $9.5 million and an increase in investment securities income of $2.7 million, offset by a decrease in interest on federal funds sold and deposits in bank of $157,000. Interest expense for third quarter 2004 increased $3.4 million due to an increase in interest on deposits of $1.7 million, an increase in interest on long-term borrowings of $935,000, and increase in expense for securities sold under repurchase agreements and federal funds sold of $751,000. The increase in interest expense on deposits is due primarily to the acquisition of Peoples First, Inc., whose interest bearing deposits totaled $288.6 million at acquisition. The increase in interest expense on the borrowings is a result of increased balances due in part to the issuance of $60.0 million of trust preferred securities, as well as the Peoples First, Inc. acquired securities sold under repurchase agreements and long-term borrowings of $36.4 million.

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

         For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands). Net interest income, on a taxable equivalent basis, increased $16.7 million in the first nine months of 2004, as compared to the same period in 2003. This increase is due to a $23.4 million increase due to volume, attributable mainly to the FirstService Bank, HomeTowne Heritage Bank and Peoples First, Inc. acquisitions, offset by a $6.7 million net interest margin compression.


                                                      Nine Months Ended September 30, 2004 over 2003
                                                      ----------------------------------------------
                                                      Volume                 Rate                Total
                                                      ------                 ----                -----
Increase (decrease) in:
Interest income:
  Interest bearing deposits in banks                   $     10             $    (24)             $   (14)
  Federal funds sold                                      (404)                  (18)                (422)
  Investment securities                                   7,991               (2,400)                5,591
  Total loans                                            25,894              (10,537)               15,357
                                                         ------              -------                ------
  Total interest income                                $ 33,491             $(12,979)             $ 20,512
                                                       ========             ========              ========

Interest expense:
  Interest bearing deposits                            $  4,980             $ (4,300)             $    680
  Short-term borrowings                                   2,184                 (182)                2,002
  Long-term borrowings                                    2,912               (1,791)                1,121
  Total interest expense                                 10,076               (6,273)                3,803
                                                       --------             --------              --------
Increase (decrease) in net interest income             $ 23,415             $ (6,706)             $ 16,709
                                                       ========             ========              ========

         Net interest margin is net interest income divided by total interest earning assets. During third quarter 2004, net interest margin was 4.07%, compared to 4.17% during the third quarter of 2003 and 4.01% during the second quarter of 2004. A portion of the decline in the net interest margin from the third quarter 2003 margin is attributable to the issuance of $60.0 million of trust preferred securities bearing an interest rate of 2.75% over the three-month London InterBank Offered Rate ("LIBOR"), or 4.77% at September 30, 2004, for capital and liquidity purposes in conjunction with the acquisition of Peoples First, Inc., and to the exchange of $50.0 million of overnight borrowings from the Federal Home Loan Bank of Pittsburgh for long-term advances for purposes of managing interest rate risk. Both of these actions resulted in significantly higher funding costs. The remainder of the margin decline is due to continued competitive pressures and general overall margin compression.

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

         Based on the analysis for third quarter 2004, the Company provided $1.2 million to its allowance for loan and lease losses, a decrease of $1.1 million compared to the three months ended September 30, 2003. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company's net charge-offs of $1.2 million for the three months ended September 30, 2004 decreased by $600,000, compared to the $1.8 million in net charge-offs for the same period in 2003. The Company provided $4.2 million to its allowance for loan and leases losses for the nine months ended September 30, 2004, a $2.7 million decrease compared to the $6.9 million provided in the same period ended September 30, 2003. Net charge-offs decreased $3.2 million in the nine months ended September 30, 2004 from $5.4 million in the first nine months of 2003, to $2.2 million as of September 30, 2004.

         The Company's allowance for loan and lease losses increased $8.1 million, from $49.3 million as of December 31, 2003 to $57.4 million as of September 30, 2004. The following table details the components of the change in the balance of the allowance for loan and lease losses as of September 30, 2004:

(In thousands)
Balance at 12/31/2003                                          $49,265
Acquisition of Peoples First, Inc.                               6,164
Charge-Offs                                                    (4,422)
Recoveries                                                       2,196
Provision for loan and lease losses                              4,188
                                                               -------
Balance at 9/30/2004                                           $57,391

         Non-interest income increased $2.4 million or 24.5% during the third quarter of 2004 compared to the same period in 2003. Approximately $1.1 million of the increase in non-interest income is attributable to the acquisition of Peoples First, which was completed on June 10, 2004. Principal components of the third quarter increase were increased service charges on deposit accounts, other service charges and cash management service charges of $943,000, $239,000 and $78,000, respectively, increased bank-owned life insurance income of $472,000, increased trust income of $256,000 and increased insurance commissions and fees of $214,000. There was an increase in net gains on sale of investment securities of $469,000; a gain of $100,000 in the third quarter 2004 compared to a loss on sale of $369,000 for the same period in 2004. These increases totaling $2.4 million were partially offset by a decrease in mortgage banking income of $189,000 and an $85,000 change in net earnings affiliates as compared to third quarter 2003. The mortgage income decrease is a result of slower refinancing volume in the third quarter, reflecting the rise in interest rates that began in mid-June 2003. Mortgage banking income is vulnerable as interest rates rise and mortgage refinance volume contracts. Management continues working to identify alternative strategies to replace the refinance volume. Mortgage banking income increased in third quarter 2004 over the second quarter 2004 level due, in part, to National Penn's new initiatives in the purchase mortgage market. Increased service charge income is due primarily to an increase in the collection of fees on a larger deposit base and price increases. A life insurance benefit is the source of the increase in bank owned life insurance income.

Increased trust income is due in part to the acquisition of Peoples First, which contributed $135,000 in trust income in the quarter. Increased insurance commissions and fees are due to the growth in the customer base.

         Non-interest income increased $4.9 million, or 16.7%, in the nine months ended September 30, 2004. The inclusion of a full nine months of income in 2004 from FirstService Bank and HomeTowne Heritage Bank contributed to the increase, as well as the inclusion of non-interest income from Peoples First from the June 10, 2004 acquisition date. Increases in service charges on deposit accounts of $2.2 million, other service charges and fees of $1.7 million and service charges on cash management of $348,000 are attributable to an increase in the collection of fees on a larger base and price increases. The increase in bank-owned life insurance of $502,000 is primarily attributable to a benefit received. The increase in insurance commissions and fees of $794,000 is due to the growth in the customer base of First Service Insurance. Trust income increased $1.2 million primarily as a result of the improving performance in the equity markets. Mortgage banking income decreased $1.2 million in the nine months ended September 30, 2004 compared to the same period in 2003. The mortgage income decrease is a result of slower refinancing volume in the quarter, reflecting the rise in interest rates beginning in mid-June 2003.

         Non-interest expenses decreased $650,000, or 2.1%, to $30.0 million during the third quarter of 2004, compared to third quarter 2003, principally due to the one-time of Federal Home Loan Bank pre-payment fees of $7.0 million in the 2003 third quarter. Non-interest expense would have increased $6.3 million in the third quarter 2004 compared to the same period in 2003, excluding the Federal Home Loan Bank pre-payment fees of $7.0 million Salaries, wages and benefits increased $3.6 million, net premises and equipment expense increased $1.0 million, and other operating expenses increased of $1.8 million in the third quarter 2004. Advertising and marketing expenses decreased $111,000. Salaries, wages and benefits increased due to normal salary increases and an increase in staff resulting from various acquisitions beginning January 2003. The FirstService acquisition resulted in the addition of 137 employees; the acquisition of HomeTowne Heritage Bank added 30 employees; and the acquisition of Peoples First, Inc. on June 10, 2004 added 160 employees. Net premises and equipment expense increase is due primarily to the acquisition of Peoples First and its network of nine community offices. Other operating expenses increased $1.8 million through September 30, 2004, compared to the same period last year. The inclusion of a full quarter of expenses from HomeTowne Heritage Bank and Peoples First, Inc. contributed to the third quarter 2004 increase. The decrease in advertising and marketing expense is attributable to less mass media advertising campaigns conducted in the third quarter of 2004.

         Non-interest expenses increased $6.0 million or 7.8% for the nine months ended September 30, 2004 compared to the same period in 2003. Non-interest expense would have increased $13.0 million for the nine months ended September 30, 2004 compared to the same period in 2003, excluding the Federal Home Loan Bank pre-payment fees of $7.0 million Salaries, wages and employee benefits increased $7.7 million, due to the inclusion of a full nine months of expense from FirstService Bank and HomeTowne Bank and 112 days of Peoples First expenses, as well normal salary increases. The increase in net premises and equipment expense of $1.7 is also partially associated with the acquisitions of FirstService Bank, HomeTowne Heritage Bank and Peoples First, which included community office networks of seven offices, three offices, and nine offices, respectively. The increase in marketing expense of $498,000 is attributable to additional advertising campaigns conducted in the first nine months of 2004. Other operating expenses increased $3.1 million through September 30, 2004, compared to the same period last year. The inclusion of a full nine months of expenses from FirstService Bank and HomeTowne Heritage Bank and 112 days of expenses from Peoples First contributed to the increase.


         Income taxes increased $3.4 million or 457.3% for the quarter ended September 30, 2004 compared to the same period in 2003, due to the $12.7 million increase in net income before taxes, continuing operations. The Company's effective tax rate increased for the three months ended September 30, 2004 compared to the same period in 2003, to 24.1% from 17.7%. Net income after tax from continuing operations increased $9.3 million, or 210.0% in third quarter 2004 compared to third quarter 2003.

         Income taxes increased $5.3 million or 79.0% for the nine months ended September 30, 2004 due to the $18.3 million increase in net income before taxes, continuing operations. The Company's effective tax rate increased for the nine months ended September 30, 2004, compared to the same period in 2003, to 24.3% from

21.6%. Part of the increase in the effective tax rate both for the quarter and year to date in 2004 is due to the decrease in tax-free income relative to total income. Our average tax-free assets for the nine months ended September 30, 2004 total $322.1 million, or 9.4% of average earning assets of $3.437 billion. Average tax-free assets in 2004 consisted of $259.2 million in marketable securities and $62.9 million in loans. For the nine months ended September 30, 2003, average tax-free assets were $302.3 million, or 11.1% of average earning assets of $2.733 billion. Average tax-free assets for 2003 consisted of $261.3 million in marketable securities and $41.0 million in loans.


                               FINANCIAL CONDITION
                               -------------------

         At September 30, 2004, total assets were $4.339 billion, an increase of $826.7 million or 23.5% from the $3.513 billion at December 31, 2003. Of this increase, $455.9 million was attributable to the acquisition of Peoples First, Inc. on June 10, 2004.

         Total cash and cash equivalents increased $28.2 million or 28.7% at September 30, 2004 when compared to December 31, 2003. This increase resulted from an increase in federal funds sold of $19.2 million, a decrease in cash and due from banks of $1.1 million, of which $10.3 million resulted from the June 10, 2004 acquisition of Peoples First, Inc., and an increase in interest bearing deposits in banks of $10.1 million.

         Net loans and leases, including loans held for sale, which totaled $2.757 billion at September 30, 2004, increased $593.0 million, or 26.8% compared to the $2.221 billion in loans at December 31, 2003. Of this increase, $355.4 million was attributable to the June 10, 2004 Peoples First, Inc. acquisition. Loans also continued to increase as a result of the improving economy and an increase in capital goods spending by the Company's business customers. Loans originated for immediate resale during the nine-month period ended September 30, 2004 amounted to $100.5 million.

         For the three months ended September 30, 2004, approximately 64.3% of the Company's gross revenue (total interest income plus total other income or $65.3 million through September 30, 2004) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $42.0 million. The Company's total loan portfolio, including loans held for sale, as of September 30, 2004, was $2.814 billion and consisted of three broad categories of loans:

     o Loans to individuals to finance the purchase of personal assets or activities was $305.0 million or 10.9% of total loans.

     o Residential mortgage loans for the purchase or financing of an individual's private residence was $283.5 million or 10.1% of total loans.

     o Commercial loans were $2.226 billion or 79.0% of the total loan portfolio. This includes commercial real estate, commercial construction, commercial and industrial loans, and agricultural loans.

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

         Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. The commercial portfolio has a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $518.3 million. These loans outstanding are 23.3% of the commercial loan portfolio and 18.4% of the total loan portfolio.

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

         The following table shows detailed information and ratios pertaining to the Company's loans and asset quality (dollars in thousands):


                                                        September 30, 2004                   December 31, 2003
                                                        ------------------                   -----------------

Nonaccrual loans                                                   $13,102                             $13,673
Loans past due 90 or more days
   As to interest or principal                                         320                                 318
                                                                   -------                             -------
   Total nonperforming loans                                        13,422                              13,991
Other real estate owned                                                793                                 735
                                                                   -------                             -------
   Total nonperforming assets                                      $14,215                             $14,726
                                                                   =======                             =======

Total loans and leases, including loans
held for sale                                                    2,813,931                           2,270,699

Average total loans and leases                                   2,516,991                           2,036,847

Allowance for loan and lease losses                                 57,391                              49,265
Allowance for loan and lease losses to:
   Nonperforming assets                                             403.7%                              344.3%
   Total loans and leases (1)                                        2.04%                               2.17%
   Average total loans and leases                                    2.28%                               2.42%

                                                         Nine months ended                   Nine months ended
                                                         -----------------                   -----------------
                                                        September 30, 2004                  September 30, 2003
                                                        ------------------                  ------------------

Net charge-offs to: (annualized)                                    $2,226                              $5,407
   Total loans and leases                                            0.11%                                .34%
   Average total loans and leases                                    0.12%                                .36%
   Allowance for loan and lease losses                               5.17%                              15.68%

_______________________________

(1) Ratio includes loans held for sale of $5.1 million as of September 30, 2004 and $29.3 million as of December 31, 2003. This ratio is 2.04% as of September 30, 2004 and 2.20% as of December 31, 2003, excluding loans held for sale.


         The $511,000 decrease in nonperforming assets is due primarily to a $571,000 decrease in nonaccrual loans, from $13.7 million at December 31, 2003 to $13.1 million at September 30, 2004. The decrease in nonaccrual loans is due to the improving condition of the Company's commercial and industrial borrowers, the payoff of some nonaccruals, and the charge-off of some other loans that were deemed no longer collectable. Management expects nonaccrual loans to remain stable for the balance of 2004. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of September 30, 2004, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 72.7% of total nonaccrual loans; residential real estate-secured loans account for 23.6% of total nonaccrual loans.

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

         Certain investment securities purchased during the third quarter of 2004 were classified as held to maturity. These securities consisted of shorter average life securities that, due to our pledging requirements, would most likely be held to maturity regardless of classification.

         Investments of both held to maturity and available for sale securities increased $144.4 million or 15.4% to $1.08 billion at September 30, 2004 compared to December 31, 2003. Of this increase, $54.8 million was attributable to the June 10, 2004 acquisition of Peoples First, Inc. Investment purchases during the nine months ended September 30, 2004 were $298.7 million, primarily U.S. Government Agency securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $160.2 million. Also, during the nine months of 2004, the Company sold approximately $42.3 million in investment securities available for sale resulting in a $96,000 loss. The sale proceeds were re-deployed into higher yielding investments.

         Other assets on the balance sheet increased to $377.3 million, an increase of $118.9 million from the $258.4 million at December 31, 2003. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. This increase is due primarily to increased goodwill and other intangibles of $90.8 million (net of amortization of intangibles) resulting from the Peoples First, Inc. acquisition. The Company tests goodwill for impairment periodically. See "Critical Accounting Policies, Judgments and Estimates" part of this Management's Discussion and Analysis. The increases in premises and equipment, accrued interest receivable and bank-owned life insurance are also due primarily to the acquisition of Peoples First, Inc. Also, there was an increase in unconsolidated investments of $3.9 million, attributable to the $60.0 million in additional trust preferred securities issued in the first half of 2004 and the adoption of FIN46(R). The Company adopted FIN46(R) in the first quarter 2004 and de-consolidated NPB Capital Trust II as of March 31, 2004 on its financial statements. Other assets increased $3.1 million, primarily due to an increase in the deferred tax asset, related to the decrease of the market valuation of investment securities.

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

         As the primary source of funds, aggregate deposits of $3.150 billion at September 30, 2004 increased $714.4 million or 29.3%, as compared to December 31, 2003. The increase is comprised of a $136.1 million increase in non-interest bearing deposits, and a $578.3 million increase in interest bearing deposits. The acquisition of Peoples First, Inc. was a significant source of the total deposit increase from December 31, 2003. Peoples' $387.7 million in deposits consisted of non-interest bearing deposits of $100.0 million, interest-bearing non-time deposits of $198.4 million, and time deposits of $89.3 million. Another major source of the increase in non-interest bearing deposits is our growth in the government banking area, which contributed approximately $397.0 million.

         In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $738.3 million at September 30, 2004, and $737.3 million at December 31, 2003. The increase of $1.0 million in purchased funds and borrowings is comprised of a $129.2 million decrease in securities sold under repurchase agreements and federal funds purchased, as a result of paydowns of overnight borrowings. Subordinated debt increased $63.8 million as the result of the issuance of various trust preferred securities in the first two quarters of 2004. Long-term borrowings increased to $66.4 million, of which $30.5 million resulted from the June 10, 2004 Peoples First, Inc. acquisition. Long-term borrowings also increased as a result of the Company's decision to term out short term adjustable rate borrowings to longer-term fixed rate borrowings. Subordinated debt was classified as "guaranteed preferred beneficial interest in Company's subordinated debentures" prior to the Company's adoption of FIN-46(R) as of March 31, 2004. See Footnote #8 to the financial statements included in this Report at Part I, Item 1.

         Shareholders' equity increased $105.2 million from December 31, 2003 through September 30, 2004. This was primarily due to the issuance of shares of National Penn common stock in the June 10, 2004 acquisition of Peoples First, Inc. Retained earnings increased $19.0 million due to the retention of net income, partially offset by cash dividends declared, in the first nine months of 2004. Accumulated other comprehensive income decreased $710,000 due to a decrease in market values of available for sale investment securities and adjustments to the fair value of interest rate swaps. Cash dividends paid during the first nine months of 2004 increased $2.9 million or 18.3% to $18.3 million compared to the cash dividends paid during the first nine months of 2003. Earnings retained during the first nine months of 2004 were 51.0% compared to 52.0% during the first nine months of 2003. The Company split its common stock five-for-four effective September 30, 2004. The split did not affect the Company's equity accounts on its balance sheet.


                   REGULATORY/COMPLIANCE AND INTERNAL CONTROL
                   ------------------------------------------

         During 2004, management undertook an extensive effort to enhance the Company's documentation of systems of internal controls. Management is currently testing the Company's systems of internal controls in preparation for the Company's Sarbanes-Oxley Act Section 404 certification of internal controls as of December 31, 2004. Management has an effective process for monitoring existing and new regulatory developments, such as the Sarbanes-Oxley Act. This process includes ongoing evaluations of policies, procedures, and personnel. The Company recognizes the need for maintaining systems of internal controls and regulatory compliance and contributes substantial amounts of operating income, management focus, time and effort to this end.


                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

         The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. During the past year, liquidity has tightened as loan demand has improved and competition for deposits has intensified. Wholesale funding is funding from sources outside our core deposit base, such as the national jumbo CD market, or correspondent bank borrowings. At the present time, we have ample availability of wholesale funding because our use of these sources of funds is reduced from prior levels, and we have increased our availability of wholesale funding in the past year. Regardless of our comfort with our liquidity position at the present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

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

         The Company's acquisition of HomeTowne Heritage Bank during the fourth quarter of 2003 did not have a material impact on the Company's current liquidity position. HomeTowne Heritage Bank, as a division of National Penn Bank, has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         The Company's acquisition on June 10, 2004 of Peoples First, Inc., parent company of The Peoples Bank of Oxford, did not have a material impact on the Company's current liquidity position. As a division of National Penn Bank, The Peoples Bank of Oxford has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company's overall long-term liquidity position.

         The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

         The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2004.


                                                                      Repricing Periods(1)
                                        ----------------------------------------------------------------------------------
                                              Within            Three Months            One Year               Over
                                           Three Months       Through One Year     Through Five Years       Five Years
                                           ------------       ----------------     ------------------       ----------
Assets
      Interest bearing deposits
        at banks                           $    12,318         $        ----      $          ----        $       ----
      Federal funds sold                        19,200                     0                    0                ----
      Investment securities                    125,889               125,997              550,526             276,348
      Loans(1)                               1,181,172               349,955              936,142             289,271
      Other assets                                ----                  ----                 ----             472,438

Liabilities and equity
      Non-interest bearing deposits              5,472                11,414              133,863             371,934
      Interest bearing deposits(2)           1,077,929               342,719              331,090             875,237
      Borrowed funds                           195,409                18,200              137,446             260,231
      Subordinated debt                         61,857                  ----                 ----              65,206
      Other liabilities                           ----                  ----                 ----              28,208
      Shareholders' equity                        ----                  ----                 ----             423,041

Interest sensitivity gap                        (2,088)              103,619              884,269            (985,800)
                                          ------------              --------             --------        ------------

Cumulative interest rate
   Sensitivity gap                        $     (2,088)             $101,531             $985,800        $         (0)
                                          ============              ========             ========        ============


(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating prepayments in the interest rate environment prevailing during the third calendar quarter of 2004. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities and assumes that adjustable rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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


---------------------------------

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company's gap position as reflected in the above table, current accepted theory would indicate that net interest income would decrease in a falling rate environment and would increase in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

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

         Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the company's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Company's existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at September 30, 2004 are as follows:

MVPE
Change in Interest Rate           Amount                           % Change
-----------------------           ------                           --------
                            ( In Thousands)
+300 Basis Points                543,693                            (7.90)%
+200 Basis Points                555.699                            (5.87)%
+100 Basis Points                557,270                            (5.60)%
Flat Rate                        590,355                              -0- %
-100 Basis Points                578,534                            (2.00)%
-200 Basis Points                587,570                            (0.47)%
-300 Basis Points                562,580                            (4.70)%

         Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company's net income.


                                   September 30, 2004                             September 30, 2003
                        -----------------------------------------     --------------------------------------------
      Change in             $ Change in          % Change in               $ Change in           % Change in
    Interest Rates           Net Income           Net Income               Net Income             Net Income
------------------------------------------------------------------------------------------------------------------
  (In basis points)                                      (Dollars in Thousands)
         +300                  (1604)              (2.75)%                   (2699)                 (6.0)%
         +200                   (830)              (1.42)%                   (1657)                 (3.7)%
         +100                   (179)              (0.31)%                    (833)                 (1.9)%



         -100                  (1190)              (2.04)%                   (1944)                 (4.3)%
         -200                  (5456)              (9.36)%                   (4386)                 (9.8)%
         -300                  (9028)             (15.49)%                   (4671)                (10.5)%



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

          At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company's long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company's results of operations. Nonetheless, ALCO's priority is to manage this optionality and therefore limit the level of interest rate risk.


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

         The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2004:


                                                           Less than         One to           Four to             After
                                              Total         One Year       Three Years       Five Years         Five Years
(Dollars in thousands)                        -----         --------       -----------       ----------         ----------
Minimum annual rentals or
noncancellable operating leases              $23,348          $3,057           $4,997          $3,536            $11,758
Remaining contractual maturities of
time deposits                                830,818         495,998          307,585          23,506              3,729
Loan commitments                             937,958         634,820           50,578          27,833            224,727

Long-term borrowed funds                     230,467          13,200           99,643          37,804             79,820

Subordinated debt                            127,063          61,857             ----            ----             65,206

Standby letters of credit                     82,691          48,811           22,897          10,850                133
                                          ----------      ----------         --------        --------           --------
     Total                                $2,232,345      $1,257,743         $485,700        $103,529           $385,373
                                          ==========      ==========         ========        ========           ========



         The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at September 30, 2004.

                                 CAPITAL LEVELS
                                 --------------

         The following table sets forth the Company's capital ratios:


                                                                 Tier 1 Capital to
                                 Tier 1 Capital to              Risk-Weighted Assets               Total Capital to
                               Average Assets Ratio                     Ratio                 Risk-Weighted Assets Ratio
                            ----------------------------     ---------------------------    ------------------------------
                                 Sept. 30,      Dec. 31,       Sept. 30,      Dec. 31,        Sept. 30,           Dec. 31,
                                    2004          2004            2003          2004             2003               2003
                                    ----          ----            ----          ----             ----               ----

The Company                         8.04%         7.84%          10.17%         9.74%            11.43%            11.00%
National Penn Bank                  7.16%         7.06%           9.08%         8.88%            10.34%            10.14%
"Well Capitalized"                  5.00%         5.00%           6.00%         6.00%            10.00%            10.00%
institution (under
banking regulation)



         The Company's capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to "risk-weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2004, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered "well capitalized", as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

         The issuance of trust preferred securities in the first half of 2004 improved the Company's capital ratios. The Company has various trust preferred securities outstanding. See Footnote #8 to the financial statements at Part I,
Item 1 of this Report. During second quarter 2004, the Board of Governors of the Federal Reserve System issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions. As of the date of this report, the Board of Governors has not taken any action on this proposed rule change. Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

         The acquisition of Peoples First, Inc. also contributed to the Company's increased capital ratios, as Peoples First had a higher capitalization level than National Penn.

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

                           RELATED PARTY TRANSACTIONS

         The Company has no material transactions with related parties as defined in SFAS No. 57, Related Party Disclosures, or with any other persons who, because of a prior relationship with the Company, i.e., former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

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

         Under the terms of the merger agreement, Peoples shareholders were entitled to select to receive either 1.88125 shares of National Penn common stock (as adjusted for National Penn's five-for-four stock split effective September 30, 2004), $49.54 in cash, or a combination of both, for each share of Peoples common stock. As a result of applicable allocation procedures, 30 percent of the Peoples shares were exchanged for cash, and 70 percent of the Peoples shares were exchanged for shares of National Penn common stock. Options to purchase shares of Peoples common stock were converted into options to purchase shares of National Penn common stock. Closing of this acquisition occurred before the record date for the five-for-four stock split effected on September 30, 2004. Accordingly, all shares issued, and all substitute stock options issued, received the benefit of the subsequent stock split.

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

         * National Penn may be unable to retain key executives and other key persons, such as customer service/contact personnel, due to intense competition for such persons or otherwise.

         * Increasing interest rates may increase funding costs and reduce interest margins more than expected, and may adversely affect business volumes, including mortgage origination levels.

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

                  Goodwill recorded under GAAP as the result of mergers and acquisitions could be impaired as the result of subsequent developments, resulting in a charge to the Company's earnings.

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

Item 4. Controls and Procedures.
--------------------------------

         National Penn's chief executive officer and chief financial officer evaluated National Penn's "disclosure controls and procedures" as of September 30, 2004. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q (including this report), and its reports on Form 8-K. These officers concluded that such controls and procedures are adequate and effective.

         There were no changes in the registrant's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

         During 2004, management undertook an extensive effort to enhance the Company's documentation of systems of internal controls. Management is currently testing the Company's systems of internal controls in preparation for the Company's Sarbanes-Oxley Act Section 404 certification of internal controls as of December 31, 2004. Management has an effective process for monitoring existing and new regulatory developments, such as the Sarbanes-Oxley Act. This process includes ongoing evaluations of policies, procedures, and personnel. The Company recognizes the need for maintaining systems of internal controls and regulatory compliance and contributes substantial amounts of operating income, management focus, time and effort to this end.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings.
--------------------------

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

         Sales of Unregistered Securities
         --------------------------------

         On July 1, 2004, the Company acquired Pennsurance, Inc., an insurance agency headquartered in Oley, Pennsylvania. In a transaction in which Pennsurance was merged into National Penn Bank's insurance agency subsidiary, FirstService Insurance Agency, Inc., the Company exchanged 20,056 shares of the Company's common stock (as adjusted for the Company's September 30, 2004 five-for-four stock split) for all of the outstanding shares of stock of Pennsurance. The shares were offered and sold soley to the two shareholders of Pennsurance in exchange for the transfer of their entire ownership interests in Pennsurance. The shares were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption afforded by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In relying upon these exemptions, the Company took into account the limited number of only two Pennsurance shareholders; the limitation of the Company's offering to these shareholders; the information regarding the Company and the merger furnished to the Pennsurance shareholders; the representation of Pennsurance and the two Pennsurance shareholders by legal counsel in connection with the transaction; and the representations and warranties made by Pennsurance and the two shareholders to the Company in connection with the transaction.

         Quarterly Stock Repurchases
         ---------------------------

         The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2004:


                                                                            Total Number of        Maximum Number
                                                                          Shares Purchased as    Of Shares that may
                                                                           Part of Publicly       yet be Purchased
                          Total Number of          Average Price Paid       Announced Plan         Under the Plans
Period                    Shares Purchased             Per Share              or Programs            or Programs
------                    ----------------             ---------              -----------            -----------

July 1, 2004
Through
July 31, 2004                     4,063                  $22.42                  4,063                 692,694

August 1, 2004
Through
August 31, 2004                  13,000                  $22.95                 13,000                 679,694

September 1, 2004
Through
September 30. 2004               10,563                  $24.93                 10,563                 669,131


         1.       Transactions are reported as of settlement dates.

         2. National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

         3. The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,250,000 (as adjusted for the five-for-four stock split on September 30,
                  2004)

         4. National Penn's current stock repurchase program does not have an expiration date.

         5. No National Penn stock repurchase plan or program expired during the period covered by the table.

         6. National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         Not applicable.

Item 5.  Other Information.
-------  ------------------

         Stock Split
         -----------

         On August 25, 2004, the Company's Board of Directors declared a five-for-four stock split of the Company's common stock distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004.

         Cash Dividend
         -------------

         On October 27, 2004, the Board of Directors of National Penn declared a cash dividend of $.20 per share payable on November 17, 2004 to shareholders of record as of November 5, 2004.

         Wealth Management Reorganization
         --------------------------------

         National Penn is in the process of consolidating its various wealth management subsidiaries, Investors Trust Company, FirstService Capital, Inc. and Penn Securities, Inc., into a single entity focused on the wealth management business. It is anticipated that this will be completed in first quarter 2005.


Item 6.  Exhibits.
-------  ---------

         10.1 Amendment No. 3 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).

         10.2 Amendment No. 4 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).

         10.3 Consulting Agreement dated as of December 17, 2003 among National Penn Bancshares, Inc., National Penn Bank and George
                  C. Mason.

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


                                NATIONAL PENN BANCSHARES, INC.



Dated: November 4, 2004        By /s/ Wayne R. Weidner
                                  ----------------------------------------
                                  Name:  Wayne R. Weidner
                                  Title: Chairman and Chief Executive Officer


Dated: November 4, 2004        By /s/ Gary L. Rhoads
                                  ----------------------------------------
                                  Name:  Gary L. Rhoads
                                  Title: Treasurer and Chief Financial Officer