Form 10-K
period 2004-12-31
NATIONAL PENN BANCSHARES INC
filed 2005-03-16
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2004
or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
Commission file #000-22537-01

Pennsylvania	23-2215075
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Philadelphia and Reading Avenues	19512
Boyertown, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 367-6001

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (without par value)
Preferred Stock Purchase Rights
Guarantee (7.85% Preferred Securities of NPB Capital Trust II)
7.85% Junior Subordinated Debentures

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X  No___

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2004, was $770,403,220.

As of March 8, 2005, the Registrant had 34,660,465 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2005 -- Part III.

NATIONAL PENN BANCSHARES, INC.

FORM 10-K

PART I

The information in this Form 10-K includes certain forward-looking statements, including statements relating to National Penn’s financial condition, results of operations, asset quality and trends in its business that involve risks and uncertainties. National Penn’s actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include those discussed in Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS.

Overview

National Penn Bancshares, Inc. (“National Penn”, “Company”, or “we”) is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. Our address is Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (telephone number 610-367-6001).

National Penn was incorporated in January 1982. We provide a diversified range of financial services, principally through our banking subsidiary, National Penn Bank. In addition, we conduct business through various direct or indirect, nonbank subsidiaries. These subsidiaries are engaged in activities related to the business of banking.

•	National Penn Bank is one of the largest commercial banks headquartered in southeastern Pennsylvania. It operates 73 community banking offices throughout nine counties in southeastern Pennsylvania and one community office in Cecil County, Maryland.

•	At December 31, 2004, National Penn had total assets of $4.479 billion, total loans and leases of $2.874 billion, total deposits of $3.143 billion, and total shareholders’ equity of $428 million.

•	For the year ended December 31, 2004, we reported record net income of $47.914 million compared to net income for the year ended December 31, 2003 of $43.354 million, an increase of 10.5%.

•	As of December 31, 2004, we, together with our banking subsidiary, National Penn Bank, had a reserve for loan and lease losses of $57.590 million, which represents 2.01% of total loans and leases outstanding of $2.874 billion.

•	At the end of 2004, we experienced our twenty-seventh consecutive year of increased earnings and increased dividends.

•	National Penn, together with National Penn Bank prior to formation of the bank holding company, have paid cash dividends without interruption for more than 129 years.

Recent Developments

As previously disclosed on a Form 8-K dated February 23, 2005, National Penn’s financial results for the fourth quarter 2004 included a special charge of $3.369 million, net of taxes and related adjustments, for losses attributable to a fraudulent loan and deposit scheme discovered by National Penn in January 2005. After a thorough investigation, National Penn determined that approximately $6.7 million of bank funds were stolen through a sophisticated pyramid-style fraud scheme involving identity theft in various loan accounts. This occurred in the loan portfolio managed by one former employee. The accounts were manipulated to avoid detection by ongoing internal bank audits and controls. National Penn is reviewing, and strengthening where necessary, its internal control and audit procedures (for further information, see Item 9A. “Controls and Procedures” of this Report). National Penn is vigorously pursuing all available avenues, including insurance and civil claims, to recover the losses from the fraud to the maximum extent possible.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania. Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading to the west.

We serve communities throughout southeastern Pennsylvania. Specifically, we have a nine-county market area in Pennsylvania --Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia, as well as the Cecil County, MD area. Within this geographic region, there are four distinct market areas:

•	the Reading/Berks County area, an area in which the service industry is increasingly replacing the old-line manufacturing industry;

•	the Allentown/Lehigh Valley area, consisting of Lehigh and Northampton Counties, also an area in which a growing service industry is replacing the old-line manufacturing industry;

•	the five-county Philadelphia metropolitan area; consisting of Philadelphia and its suburbs in Bucks, Chester, Delaware and Montgomery Counties; and

•	Lancaster County, an area with a significant agricultural economy.

National Penn’s largest presence is in the Reading/Berks County area, where 18 of our 74 community offices are located.

Competition

The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including:

•	Commercial banks;

•	Savings and loan associations;

•	Finance companies;

•	Credit unions;

•	Trust companies;

•	Mortgage companies;

•	Money market mutual funds;

•	Insurance companies; and

•	Brokerage and investment firms.

Many of these competitors are significantly larger than National Penn; have greater resources, lending limits and larger branch systems; offer a wider array of banking services than National Penn; and are long-established in their geographic markets (some of which have only been recently entered by National Penn). See “General Development of Business” below.

In addition, some of these competitors are subject to a lesser degree of regulation than that imposed on National Penn.

    Many of these competitors have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, including many of the largest ones. This development will likely further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. See “Gramm-Leach-Bliley Act” below.

Business Strategy

Our goal is to become the most highly regarded financial institution in the markets we serve. We intend to accomplish this goal by combining the sophisticated products and fee-based services of a major regional bank with the personal attention, service and responsiveness of a community bank. We believe this strategy results in greater profitability than a typical community bank. The primary components of our business strategy are commercial banking, consumer banking, niche marketing, development of fee income, and enhanced customer service.

Commercial Banking. Commercial banking has been our historic and ongoing business focus. Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $50 million who generally do not receive the attention of our larger, more nationally focused competitors. Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements. We believe that this helps to distinguish us from our competitors. We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans and other commercial loans. As of December 31, 2004, our commercial loan portfolio was $2.15 billion, which represents 74.9% of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. In order to serve small businesses better, National Penn Bank was named an “SBA Preferred/Express Lender” by the U.S. Small Business Administration. Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration. During 2004, National Penn Bank originated over $18.9 million of loans that qualified for U.S. Small Business Administration guarantees.

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

An example is our Manufacturing Group. The Manufacturing Group is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners, through the Manufacturing Group’s Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges. Value-added areas include industry specific seminars, newsletters, websites and a Board of Advisors that provides feedback and support to the group. At December 31, 2004, the Manufacturing Group managed relationships with loans outstanding of approximately $128 million.

Another example is our International Banking Group. The International Banking Group provides for customer import, export and general documentary credit, foreign exchange and international payment needs. As of December 31, 2004 the unit served over 500 customers with a letter of credit portfolio totaling $89 million. The International Banking Group has been in operation since June 2001.

A third example is our Government Banking Group, formed in 2001, which serves the unique banking needs of local government entities such as school districts, municipalities and townships. At December 31, 2004, our Government Banking Group deposits totaled $521.7 million.

Development of Fee Income. We have formed a number of specialized investment, insurance and lending subsidiaries to develop fee income and to serve specific markets.

We provide trust and investment management services through Investors Trust Company, our trust company subsidiary. We also provide investment management services through FirstService Capital, Inc. In total, Investors Trust Company and FirstService Capital manage approximately $1.268 billion for over 2,900 individual and corporate customers. We are in the process of consolidating the businesses of Investors Trust Company and FirstService Capital into a single entity to be named “National Penn Investors Trust Company.”

We provide insurance services through National Penn Insurance Agency, Inc. National Penn Insurance Agency generated over $3.7 million in revenue in 2004, acquired three insurance agencies since June 2004, and now serves over 10,000 customers. We conduct mortgage banking activities through National Penn Mortgage Company. We have provided securities brokerage services through a third party vendor since December 2004. Prior to December 2004, we provided securities brokerage services through a registered broker-dealer subsidiary. For the year ended December 31, 2004, our efforts produced total fee income of $46.774 million compared to $41.285 million for the year ended December 31, 2003.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places great emphasis on customer service. We have segmented our market into divisions based primarily on geographic considerations. Each division is managed by a division president who reports to a designated executive officer. This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers. The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer. We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services needs.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874. National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank. National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since January 2001, National Penn has grown significantly. Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our market reach. At December 31, 2000, National Penn had $2.615 billion in total assets, and National Penn Bank conducted operations through 61 community offices. At December 31, 2004, National Penn had $4.479 billion in total assets, and National Penn Bank conducted operations through 74 community offices.

The following highlights major developments in our business of the last five years:

2000. In February, as part of our niche marketing strategy, we entered into an agreement to acquire Panasia Bank, a community bank headquartered in Ft. Lee, New Jersey which, like our National Asian Bank Division at the time, was focused on providing banking and other financial services to Asian-American businesses and individuals. We completed this acquisition in mid-year; later in the year, we converted Panasia’s New Jersey state charter to a national bank charter, which furthered the expansion of Panasia’s business. At December 31, 2000, Panasia had four community offices in northern New Jersey and assets of $128.7 million. In July, we entered into an agreement to acquire Community Independent Bank, Inc. and its subsidiary, Bernville Bank, N.A. The acquisition of Bernville Bank would further extend our retail operations into western Berks County. Also during the year, National Penn Bank formed its Manufacturing Group, a group of financial specialists dedicated to helping manufacturing firms increase profits and solve industry-specific challenges.

2001. In January, we completed the acquisition of Community Independent Bank, Inc. and then merged its subsidiary, Bernville Bank, N.A., into National Penn Bank. In this transaction, National Penn Bank acquired four community offices in western Berks County, with $103 million in assets. Later during the year, we transferred the assets, liabilities and business of National Penn Bank’s National Asian Bank Division to Panasia Bank, N.A., creating a larger unified entity better able to focus on serving the Asian-American communities in northern New Jersey and southeastern Pennsylvania. Also during the year, National Penn Bank formed the Government Banking Group to serve the unique banking needs of local government entities such as school districts, municipalities and townships, and the International Banking Group to help companies enter global markets, increase their international sales and profitability and reduce the various risks of their international operations.

2002. In early 2002, National Penn Bank began a unified branding campaign emphasizing use of the “National Penn Bank” brand-name and phasing out the use of historically-based divisional names other than those relating to recent acquisitions. We also formed National Penn Leasing Company as a new commercial equipment leasing company. In August, we raised capital by issuing $63.25 million of 7.85% trust preferred securities. In September, we entered into an agreement to acquire FirstService Bank, a community bank headquartered in Doylestown, Bucks County, with seven community offices in Bucks and Montgomery Counties. This acquisition would substantially strengthen our retail and commercial banking presence in Bucks County, as well as strengthen our asset management and insurance businesses. In October, we used a portion of the net proceeds of the August trust preferred securities offering to redeem all $40.25 million of our 9% trust preferred securities issued in 1997. Late in the year, we decided to re-focus all of our efforts on our core southeastern Pennsylvania markets.

2003. In February, we completed the FirstService Bank acquisition, acquiring assets of $367 million, by merging FirstService Bank into National Penn Bank. This transaction substantially increased our presence in the Bucks County marketplace. Given our decision to re-focus our efforts on our core southeastern Pennsylvania markets, in February, we entered into an agreement to sell our Panasia Bank, N.A. subsidiary to Woori America Bank for $34.5 million in cash. This sale was completed in September. In April, in a market extending acquisition, we entered into an agreement to acquire HomeTowne Heritage Bank, a community bank that had $165 million in assets and four community offices located in Lancaster County, PA. We acquired HomeTowne Heritage Bank in December and merged it into National Penn Bank, strengthening our efforts to expand our business in the Lancaster County market. In December 2003, we entered into an agreement to acquire Peoples First, Inc. and its banking subsidiary, The Peoples Bank of Oxford. Peoples had assets of approximately $456 million, with eight community offices in southern Chester County and Lancaster County and one community office in Cecil County, Maryland.

2004. We completed the acquisition of Peoples First, Inc. and its banking subsidiary, The Peoples Bank of Oxford, on June 10, 2004. This acquisition substantially strengthened our market position in southern Chester County and Lancaster County and provided us with an entry into Maryland. We also took various steps to extend use of the “National Penn” brand throughout the Company. In June 2004, we re-branded our mortgage company as “National Penn Mortgage Company”. We also began the planning process for consolidating the businesses of our wealth management subsidiaries, Investors Trust Company and FirstService Capital, Inc., together with the trust business of The Peoples Bank of Oxford, into a “National Penn”-branded entity. In connection with this reorganization, we filed an application with the OCC to convert the charter of Investors Trust Company to a limited purpose national trust company to be named “National Penn Investors Trust Company”. Completion of this reorganization is pending. We also began offering securities brokerage services under the name “National Penn Investment Services” through a third party vendor in December 2004, replacing such services previously offered through our own broker-dealer subsidiary. During 2004, we took steps intended to increase our ratio of fee-based income to total revenue. These included our acquisition of three established insurance agencies, each with operations within our market area - Pennsurance, Inc., located in Oley, Berks County, PA, acquired in June 2004; D. E. Love Associates, Inc., based in Yardley, Bucks County, PA, acquired in November 2004; and Krombolz Agency, Inc., based in West Chester, Chester County, PA, acquired in early January 2005.

Lending

Underwriting and Credit Administration

Our Board of Directors has established comprehensive lending practices. Our policies require that loans meet sound underwriting criteria. A committee (Credit Policy Committee) approves loan authority for certain officers to be used individually or jointly and for various loan committees of National Penn Bank. Any loan request for an amount exceeding individual or joint approval levels must be approved by one of two credit committees. The first committee (the Commercial Credit Committee) consists of Wayne Weidner (National Penn Chairman and Chief Executive Officer), Glenn Moyer (National Penn President and National Penn Bank President and CEO), Paul McGloin (Chief Lending Officer), Garry Koch (Director of Risk Management) and Hugh Marshall (Senior Vice President and Regional Credit Officer). This committee considers commercial business loan requests and commercial real estate loan requests from $7.5 million up to $12.5 million. The second committee (the Executive Credit Committee) consists of Messrs. Weidner, Moyer, McGloin, Marshall and Koch, together with independent non-employee National Penn Bank directors John H. Body, J. Ralph Borneman, Jr., C. Robert Roth and Stratton D. Yatron. This committee considers commercial business loan requests and commercial real estate loan requests in excess of $12.5 million. All loans approved in excess of $10.0 million are reported to the National Penn Bank Board of Directors.

National Penn Bank originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, and purchases some leases through other financial institutions.

As part of our credit administration process, we have an asset quality review performed by an outside consultant. Their review consists of sampling the commercial business and commercial real estate portfolio, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality. National Penn Bank’s Chairman, CEO and senior lending personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within this portfolio. The results are reviewed by the Board of Directors periodically.

Loan Portfolio

At December 31, 2004 and December 31, 2003, our portfolio was composed of the following loan types (dollars in thousands):

	December 2004	Percentage of Portfolio	December 2003	Percentage of Portfolio
Commercial Real Estate
Commercial Properties	$318,873	11.09	$217,157	9.56%
Residential Subdivision	108,644	3.78	153,476	6.76
Multifamily	59,551	2.07	67,489	2.97
Commercial Business Loans
Commercial Term Loans & Mortgages	1,366,531	47.54	946,722	41.69
Lines of Credit	266,815	9.28	289,706	12.76
Leases	31,085	1.08	17,605.78
Consumer Loans
Residential Mortgages	268,157	9.33	229,995	10.13
Home Equity Loans	159,194	5.54	128,665	5.67
Home Equity Lines of Credit	200,234	6.97	157,458	6.93
Other Loans	95,355	3.32	62,426	2.75

Total Loans	$2,874,439	100.00%	$2,270,699	100.00%

Commercial Lending

General - A majority of National Penn Bank’s loan assets are loans to business owners of many types. National Penn Bank makes commercial loans for real estate development, equipment financing, account receivables and inventory financing and other purposes as required by the broad spectrum of borrowers. Commercial loans by their nature carry higher risk than loans to consumers. The changes in commercial borrowers’ financial condition and cash flow plus the potential volatility in the value of collateral held makes commercial lending a higher risk form of lending. Consequently, a greater percentage of National Penn Bank’s resources and the staff’s time are devoted to monitoring this area of the portfolio.

National Penn Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, loans will be limited to 85% of real estate values, 75% of new equipment, 80% against eligible accounts receivable and 50% or less against finished inventory or raw material. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or the term of the loan.

Below are different loan types and descriptions offered to National Penn Bank’s commercial loan customers.

Commercial Real Estate

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

Commercial Lines of Credit - As of December 31, 2004, National Penn Bank had lines of credit representing $871.9 million in commitments to business owners. The lines finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses. Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level. Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided. Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, machinery and equipment. Sometimes the collateral will include the business real estate or the business owner’s personal residence. Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash. Interest rates are usually floating and are generally based on Wall Street Journal Prime rate, or the 30 day London InterBank Offered Rate (LIBOR).

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

In calendar year 2004, National Penn Bank originated $18.9 million SBA guaranteed loans, down from $23.7 million originated in 2003.

Leasing - National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC). NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation and construction sectors. Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment. Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the leasee as well as the type of equipment involved. NPLC started business in December 2002 and at December 31, 2004, had total leases outstanding of $31.1 million.

Consumer Lending

General - National Penn Bank provides loans to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs. Through its subsidiary, Penn 1st Financial Services, Inc. (operating under the trade name “National Penn Mortgage Company”), National Penn Bank originates first lien residential mortgages throughout southeastern Pennsylvania, New Jersey, Maryland, Virginia, North Carolina and South Carolina. In 2004, National Penn Mortgage Company originated $251.3 million in residential mortgages down from $402.2 million in 2003. All of these residential mortgages are sold to secondary market investors or held within National Penn Bank’s investment or loan portfolios. At year-end 2004, the residential mortgages held in National Penn Bank’s loan portfolio totaled $268.2 million compared to $230.0 million as of December 31, 2003.

National Penn Bank also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division. The majority of National Penn Bank’s consumer loans are secured by the borrower’s residential real estate in either a first or second lien position. National Penn Bank requires a loan to value ratio of not greater than 80% on this portfolio with some exceptions based on the borrower’s financial strength. National Penn Bank originates all of its home equity loans and home equity lines of credit directly with its customers. National Penn Bank does have a small indirect loan portfolio in which the transactions are initiated through a third party, generally an auto dealer or equipment vendor, and subsequently funded by National Penn Bank. This “indirect” loan portfolio had total loans outstanding at December 31, 2004, of $2.9 million.

Investment Policies and Strategies

The investment portfolio consists of two parts: the National Penn Bank portfolio and the National Penn Investment Company portfolio. The Bank portfolio totaled $1.146 billion and $896.3 million at December 31, 2004 and December 31, 2003, respectively. The investment company portfolio was $41.2 million at December 31, 2004 and $35.1 million at December 31, 2003. At December 31, 2004, Investors Trust Company had a small investment portfolio of $2.9 million as a vehicle to invest its capital.

National Penn Bank’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of the Bank investment portfolio is to provide a secondary source of liquidity, and the secondary purpose is to provide a source of income. With liquidity as the primary focus, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio to provide a steady cash flow stream. Virtually all of the Bank’s investment portfolio supports our funding pledging needs (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we follow a strategy of shortening the duration of the Bank portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. With interest rates remaining historically low during 2004 but beginning to increase, we primarily concentrated our investment purchases to shorter duration securities. However, we still have bonds in the investment portfolio that we purchased in the late 1980’s when rates were much higher. At that time, we purchased bonds with final maturities as long as 20 years. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we consider the impact of the investment portfolio in the Company’s overall interest rate risk position. We therefore might adjust this strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

In 2004, 2003 and 2002, we pooled our own production of ten and fifteen year fixed rate mortgage loans and converted the loans to FHLMC securities in order to transfer assets to the investment portfolio. This is a more price-efficient way to add mortgage-backed securities to our portfolio as compared to purchasing mortgage-backed securities in the secondary market. These loans, when securitized, are more liquid and also support our deposit pledging needs.

The Investment Company’s portfolio consists primarily of investments in other commercial banks. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains. The common stock is readily marketable, but there is not an active secondary market in the trust preferred securities. Our strategy in the trust preferred portfolio is to invest in other banks where we can understand the financial performance and risks involved, while enjoying a higher return. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, at $24.2 million, is small so the impact on capital is not material.

Operating Segments

National Penn has one reportable segment, Community Banking (consisting of National Penn Bank and its subsidiaries), and certain other non-reportable segments, as described in Footnote 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Products and Services with Reputation Risk

National Penn and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies becomes dissatisfied or objects to any product or service offered by National Penn or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on National Penn’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on National Penn’s reputation.

Future Acquisitions

Our acquisition strategy consists of identifying financial service companies, including banks, insurance agencies and investment advisers, with business philosophies that are similar to ours, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. We currently have no formal commitments with respect to future acquisitions, although discussions with acquisition candidates take place frequently.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2004, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2005.

Employees

At December 31, 2004, National Penn and its subsidiaries had 1,287 full- and part-time employees.

Website Availability of Reports

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

Bank Holding Company Regulation

National Penn is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

In general, the BHCA limits the business in which a bank holding company may engage to banking, managing or controlling banks and other activities that the Federal Reserve determines to be appropriately incidental to the business of banking. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) amended the BHCA and established a new kind of bank holding company called a “financial holding company.” GLBA expanded the permissible activities of a bank holding company that elects to become a financial holding company. A financial holding company may engage in any type of financial activity. Although National Penn believes that it is eligible to do so, National Penn has not elected to become a “financial holding company.” See “Gramm-Leach-Bliley Act” below.

Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. Federal Reserve regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to these “source of strength” regulations, the Federal Reserve may require National Penn to commit its resources to provide adequate capital funds to National Penn Bank during periods of financial stress or adversity. This support may be required at times when National Penn is unable to provide such support. Any capital loans by National Penn to National Penn Bank would be subordinate in right of payment to deposits and certain other indebtedness of National Penn Bank.

If any insured depository institution subsidiary of a bank holding company becomes “undercapitalized” (as defined by regulations) and is required to file a capital restoration plan with its appropriate federal banking agency, the Federal Deposit Insurance Act (“FDIA”) requires a bank holding company to guarantee the depository institution’s compliance with its capital restoration plan, up to specified limits.

The BHCA gives the Federal Reserve the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The BHCA further prohibits National Penn from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve, by regulation or by order, to be so “closely related to banking” as to be a “proper incident” thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related businesses.

The Federal Reserve’s regulations concerning permissible nonbanking activities for National Penn provide fourteen categories of functionally related activities that are permissible nonbanking activities. These are:

•	Extending credit and servicing loans.

•	Certain activities related to extending credit.

•	Leasing personal or real property under certain conditions.

•	Operating nonbank depository institutions, including savings associations.

•	Trust company functions.

•	Certain financial and investment advisory activities.

•	Certain agency transactional services for customer investments, including securities brokerage activities.

•	Certain investment transactions as principal.

•	Management consulting and counseling activities.

•	Certain support services, such as courier and printing services.

•	Certain insurance agency and underwriting activities.

•	Community development activities.

•	Issuance and sale of money orders, savings bonds, and traveler’s checks.

•	Certain data processing services.

Depending on the circumstances, Federal Reserve approval may be required before National Penn or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

Dividend Restrictions

National Penn is a legal entity separate and distinct from National Penn Bank and National Penn’s other direct and indirect nonbank subsidiaries.

National Penn’s revenues (on a parent company only basis) result almost entirely from dividends paid to National Penn by its subsidiaries. The right of National Penn, and consequently the right of creditors and shareholders of National Penn, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of National Penn Bank), except to the extent that claims of National Penn in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries. See “Supervision and Regulation - Regulation of National Penn Bank” in this Item 1. See also Footnote 18 to the Consolidated Financial Statements included at Item 8 of this Report.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Capital adequacy guidelines are intended to ensure that bank holding companies have adequate capital given the risk levels of its assets and off-balance sheet financial instruments. The guidelines require that bank holding companies maintain minimum ratios of capital to risk-weighted assets. For purposes of calculating the ratios, a bank holding company’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories and its capital is classified in one of three tiers.

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be “Tier 1 capital”. Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”). At December 31, 2004, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 10.02% and 11.27%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2004 National Penn’s leverage ratio was 7.86%.

The Federal Reserve has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

The FDIA requires an insured institution to take “prompt corrective action” in the event minimum capital requirements are not met. Pursuant to the “prompt corrective action” provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.”

Under these regulations, an institution is considered “well capitalized” if it satisfies each of the following requirements:

•	It has a total risk-based capital ratio of 10% or more

•	It has a Tier 1 risk-based capital ratio of 6% or more

•	It has a leverage ratio of 5% or more.

•	It is not subject to any order or written directive to meet and maintain a specific capital level.

At December 31, 2004, National Penn Bank qualified as “well capitalized” under these regulatory standards. See Footnote 18 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”). These assessments fund both the Bank Insurance Fund (“BIF”) for banks and the Savings Association Insurance Fund (“SAIF”) for savings associations. The assessments are based on the risk classification of the depository institutions. National Penn Bank was not subject to any regular insurance assessments by the FDIC in 2004. Under current FDIC practices, National Penn Bank does not expect to be required to pay regular insurance assessments to the FDIC in 2005.

In 1996, the SAIF was recapitalized. As part of the recapitalization, both BIF-insured deposits and SAIF-insured deposits are now assessed to fund debt service on the Federal government’s related bond payments. The current annualized rate established by the FDIC for both BIF-insured deposits and SAIF-insured deposits is $.017 per $100 of deposits. These bonds mature in 2017.

Regulation of National Penn Bank

The operations of National Penn Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The operations of National Penn Bank are also subject to regulations of the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, and the FDIC.

The OCC, which has primary supervisory authority over National Penn Bank, regularly examines banks in such areas as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than National Penn’s shareholders. The bank must furnish annual and quarterly reports to the OCC, which has the legal authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, including community offices. Pennsylvania law permits statewide branching.

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

Regulation of Other Subsidiaries

National Penn’s direct nonbank subsidiaries are subject to regulation by the Federal Reserve and, in the case of Investors Trust Company, the Pennsylvania Department of Banking. On December 3, 2004, Investors Trust Company filed an application with the OCC to convert its charter to a limited purpose national trust company. As of March 5, 2005, approval of the OCC is pending.

National Penn Bank’s direct nonbank subsidiaries are subject to regulation by the OCC. In addition, FirstService Capital, Inc., an investment advisory firm, is subject to regulation by the SEC, various state securities regulators and the NASD. National Penn Bank’s insurance agency subsidiaries are each also subject to regulation by the Pennsylvania Insurance Department.

Monetary and Fiscal Policies

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (“GLBA”):

•	Repealed various provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms).

•	Amended the BHCA to permit qualifying bank holding companies to engage in any type of financial activity.

•	Permits subsidiaries of national banks now to engage in a broad range of financial activities that are not permitted for national banks themselves.

The result is that banking companies are generally able to offer a wider range of financial products and services and are more readily able to combine with other types of financial companies, such as securities and insurance companies.

GLBA created a new kind of bank holding company called a “financial holding company” (an “FHC”) that is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system. A bank holding company qualifies to become an FHC if it files an election with the Federal Reserve and if each of its depository institution subsidiaries is “well capitalized”, “well managed”, and CRA-rated “satisfactory” or better. Although National Penn believes that it is eligible to do so, National Penn has not elected to become a “financial holding company.” National Penn has, instead, continued to utilize the continuing authority of national banks to create “operating subsidiaries” to expand its business products and services.

GLBA also authorizes national banks to create “financial subsidiaries.” This is in addition to the present authority of national banks to create “operating subsidiaries.” A “financial subsidiary” is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A “financial subsidiary” can engage in most, but not all, of the newly authorized activities. National Penn Bank has not created any “financial subsidiaries.”

In addition, GLBA includes significant provisions relating to the privacy of consumer and customer information. These provisions apply to any company “the business of which” is engaging in activities permitted for an FHC, even if it is not itself an FHC. Thus, they apply to National Penn. GLBA requires a financial institution to adopt and disclose its privacy policy, give consumers and customers the right to “opt out” of disclosures to non-affiliated third parties, not disclose any account information to non-affiliated third party marketers and follow regulatory standards to protect the security and confidentiality of consumer and customer information.

Although the long-range effects of GLBA cannot be predicted, National Penn believes GLBA will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

USA Patriot Act

In recent years, a major focus of governmental policy on financial institutions has been combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information sharing. It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act. These regulations impose obligations on National Penn Bank to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of its customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations.

Interest Rate Swaps

National Penn uses interest rate swap agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty’s inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty’s financial ratings.

Information about the amounts of interest rate swaps is set forth in Footnotes 1 and 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. In 2004, interest rate swaps had the effect of increasing National Penn’s net interest income by $0.9 million from what would have been realized had National Penn not entered into the swap agreements.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of National Penn conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and goodwill and intangibles. These policies significantly affect the determination of National Penn’s financial position, results of operations and cash flows, and are summarized in Footnote 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements and discussed in the section captioned “Critical Accounting Policies, Judgments and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Recent Accounting Pronouncements

Stock Option Expensing

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS123R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service or vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. SFAS123R is effective for interim periods beginning after June 15, 2005, and will therefore be effective for the Company beginning July 1, 2005. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in the section captioned “Stock Based Compensation” of Footnote 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Variable Interest Entities

In December 2003, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required National Penn to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. Accordingly, the Company deconsolidated NPB Capital Trust II at the end of the first quarter, which resulted in an increase in outstanding debt by $2.71 million.

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

Acquired Loans

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management has evaluated the provisions of SOP 03-3. Any impact of the SOP will be dependent upon the Company’s future acquisition activities.

Forward-Looking Statements

From time to time, National Penn or its representatives make written or oral statements that may include “forward-looking statements” with respect to its:

•	Financial condition.

•	Results of operations.

•	Asset quality.

•	Product, geographic and other business expansion plans and activities.

•	Investments in new subsidiaries and other companies.

•	Capital expenditures, including investments in technology.

•
Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, and the revenue enhancements, cost savings and other benefits anticipated in those transactions.

•	Pending or completed sales of businesses or assets, and the benefits anticipated in those transactions.

•	Other matters.

Many of these statements can be identified by looking for words such as “believes”, “expects”, “anticipates”, “estimates”, “projects” or similar words or expressions.

These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

•
Reputational risk created by the loan fraud incurred by National Penn in 2004 (see “Recent Developments” above) and/or by the results of the assessment of National Penn’s internal control over financial reporting at December 31, 2004 (see Item 9A. “Controls and Procedures” of this Report) may have an adverse impact on business generation and retention, funding, liquidity and National Penn’s stock price.

•
National Penn’s unified branding campaign and other marketing initiatives may be less effective than expected in building name recognition and greater customer awareness of National Penn’s products and services. Use of non-National Penn brands may be counter-productive.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

•
Expansion of National Penn’s products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•	Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.

•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

•	Business development in newly entered geographic areas, including those entered by mergers and acquisitions, may be more difficult, and take longer, than expected.

•	Competitive pressures may increase significantly and have an adverse effect on National Penn’s pricing, spending, third-party relationships and revenues.

•	Customers may substitute competitors’ products and services for National Penn’s products and services, due to price advantage, technological advantages, or otherwise.

•	National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

•
Projected business increases following new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

•	National Penn may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.

•	Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes, including mortgage origination levels.

•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected, including income from mortgage banking activities.

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn’s loan portfolio and allowance for loan losses.

•	Expected synergies and cost savings from mergers and acquisitions may not be fully realized or realized as quickly as expected.

•	Revenues and loan growth following mergers and acquisitions, may be lower than expected.

•	Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions may be greater than expected.

•	Business opportunities and strategies potentially available to National Penn after mergers and acquisitions may not be successfully or fully acted upon.

•	Costs, difficulties or delays related to the integration of businesses of acquired companies with National Penn’s business may be greater or take longer than expected.

•	Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

•
Recent and proposed legislative or regulatory changes, including changes in accounting rules and practices, and customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect National Penn’s costs and business.

•	Market volatility may continue in the securities markets, with an adverse effect on National Penn’s securities and asset management activities.

•	There may be unanticipated regulatory rulings or developments.

•	Changes in consumer spending and savings habits could adversely affect National Penn’s business.

•	Negative publicity with respect to any National Penn product or service, whether legally justified or not, could adversely affect National Penn’s reputation and business.

•	Various domestic or international military or terrorist activities or conflicts may have a negative impact on National Penn’s business as well as the foregoing and other risks.

•	National Penn may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives.

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

Statistical Disclosures - Management’s Discussion and Analysis

The following statistical disclosures are included in Item 7 of this Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference in this Item 1:

•	Interest Rate Sensitivity Analysis.

•	Interest Income and Expense, Volume and Rate Analysis.

•	Average Balances, Average Rates, and Interest Rate Spread.

•	Investment Portfolio.

•	Loan Maturity and Interest Rate Sensitivity.

•	Loan Portfolio.

•	Risk Elements - Loans.

•	Allowance for Loan Losses.

•	Deposits.

•	Short-Term Borrowings.

•	Return on Equity and Assets; Dividend Payout Ratio.

Item 2. PROPERTIES.

National Penn does not own or lease any property. As of December 31, 2004, National Penn Bank owns 48 properties in fee and leases 61 other properties; and National Penn’s other direct and indirect subsidiaries lease 5 properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

National Penn Bank presently has 73 community offices located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia, as well as one in Cecil County, Maryland. In addition to these offices, National Penn Bank presently owns or leases 63 automated teller machines located throughout these ten counties, all of which are located at community office locations except for 13 that are “free-standing” (not located at an office).

The Company is experiencing a space shortage and is actively planning construction of an operations facility. The Board of Directors has approved the purchase of a tract of land for this purpose for $765,000. Settlement is scheduled for May 2005.

Item 3. LEGAL PROCEEDINGS.

Various actions and proceedings are presently pending to which National Penn or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, will not have a material adverse effect on National Penn’s financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the National Penn shareholders during the fourth calendar quarter of 2004.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The principal executive officers of National Penn are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Wayne R. Weidner	62
Chairman and Chief Executive Officer of National Penn. Chairman, President and Chief Executive Officer of National Penn from January 2002 until December 2003. President and Chief Executive Officer of National Penn in 2001, and President from 1998 to 2000. Also, Chairman of National Penn Bank.

Glenn E. Moyer	54
President of National Penn and President and Chief Executive Officer of National Penn Bank since December 2003. Executive Vice President of National Penn from April 2001 to December 2003 and President and Chief Operating Officer of National Penn Bank from January 2001 to December 2003. Executive Vice President and Chief Lending Officer of National Penn Bank and President of National Penn Bank’s Elverson National Bank Division from January 1999 to January 2001.

Bruce G. Kilroy	55	Group Executive Vice President of National Penn since January 2001. President of National Penn Bank’s Lehigh Valley Division from February 1997 to December 2004.

Garry D. Koch	50	Group Executive Vice President and Director of Risk Management of National Penn since January 2001. Executive Vice President of National Penn Bank from September 1997 to January 2001.

Paul W. McGloin	57
Group Executive Vice President and Chief Lending Officer of National Penn since January 2002. Executive Vice President of National Penn Bank from March 2001 to January 2002. President of National Penn Bank’s Main Line/Chestnut Hill/Philadelphia Division since March 2001. Prior thereto, Managing Director, Capital Markets, of First Union National Bank.

Sharon L. Weaver	57	Group Executive Vice President of National Penn since January 2001. Executive Vice President of National Penn Bank from April 1998 to January 2001.

Sandra L. Spayd	61
Group Executive Vice President, Secretary and Corporate Governance Officer of National Penn. Corporate Secretary of National Penn Bank. Executive Vice President and Corporate Secretary of National Penn Bank from January 2002 to January 2004. Senior Vice President and Corporate Secretary of National Penn Bank prior to January 2002.

Gary L. Rhoads	50
Group Executive Vice President, Treasurer and Chief Financial Officer of National Penn. Chief Financial Officer of National Penn Bank. Executive Vice President, Controller and Cashier of National Penn Bank prior to January 2001.

Michael R. Reinhard	47
Group Executive Vice President and Corporate Planning Officer of National Penn since January 2004. Executive Vice President of National Penn Bank from January 2002 to January 2004. Senior Vice President of National Penn Bank prior to January 2002.

Michelle H. Debkowski	36
Senior Vice President and Chief Accounting and Investor Relations Officer of National Penn since October 2004. Senior Vice President of National Penn Bank since January 2003. Regulatory Compliance Director of National Penn and National Penn Bank from August 1995 to October 2004.

The Chief Executive Officer and the President of National Penn are elected by National Penn’s Board of Directors and serve until they resign, retire, become disqualified, or are removed by the Board. Other National Penn executive officers are approved by the Compensation Committee of the Board and serve until they resign, retire, become disqualified, or are removed by the Committee.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

National Penn’s common stock currently trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: “NPBC”. As of March 8, 2005, National Penn had 4,329 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid on September 30, 2003 and a five-for-four stock split at September 30, 2004.

MARKET VALUE OF COMMON STOCK

	2004

	High	Low

1st Quarter	$27.42	$24.14
2nd Quarter	25.97	22.31
3rd Quarter	25.82	21.92
4th Quarter	29.63	25.10

	2003

	High	Low

1st Quarter	$20.82	$17.70
2nd Quarter	23.11	20.88
3rd Quarter	23.73	20.61
4th Quarter	27.36	22.48

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2004	2003

1st Quarter	$.19	$.17
2nd Quarter	.19	.17
3rd Quarter	.19	.18
4th Quarter	.20	.19

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its subsidiary, National Penn Bank, to pay cash dividends to National Penn. Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is incorporated by reference to Footnote No. 18 to Consolidated Financial Statements included in Item 8 of this report.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s National Market under the symbol “NPBCO”. These securities have a par value of $25.00 and the preferred dividend is 7.85%.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2004.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
			Part of Publicly	yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs

October 1, 2004
Through
October 31, 2004	8,450	$25.97	8,450	578,249

November 1, 2004
Through
November 30, 2004	9,232	$27.55	9,232	569,017

December 1, 2004
Through
December 31, 2004	9,021	$28.51	9,021	559,996

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,250,000 (as adjusted for the five-for-four stock split on September 30, 2004).

4.	National Penn's current stock repurchase program does not have an expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

7.
The maximum number of shares that may yet be purchased includes the reduction for National Penn shares indirectly acquired on June 10, 2004 upon the closing of the Peoples First, Inc. acquisition, reflecting National Penn’s pre-existing ownership of Peoples First stock.

Item 6. SELECTED FINANCIAL DATA
Five-Year Statistical Summary

(dollars in thousands, except per share data)

Year Ended	2004	2003	2002	2001	2000
BALANCE SHEET (1)
Total assets	$4,478,793	$3,512,574	$2,858,262	$2,727,482	$2,615,447
Total deposits	3,143,193	2,435,296	1,925,964	1,931,350	1,801,797
Loans and Leases, net (2)	2,816,849	2,221,434	1,744,829	1,736,370	1,725,000
Total investment securities	1,098,836	934,375	650,930	597,687	563,980
Total shareholders’ equity	428,125	317,813	222,360	195,682	183,216
Book value per share (3)	12.41	13.09	10.23	8.91	8.34
Percent shareholders’ equity to assets	9.56%	9.05%	7.78%	7.17%	7.01%

Trust and other assets under management	1,284,264	1,038,756	778,246	843,755	905,682

EARNINGS (1), (4)
Total interest income	$198,775	$165,648	$163,178	$180,748	$188,588
Total interest expense	60,493	51,099	61,098	90,330	102,326
Net interest income	138,282	114,549	102,080	90,418	86,262
Provision for loan and lease losses	4,800	9,371	13,585	8,450	7,310
Net interest income after provision for
Loan and lease losses	133,482	105,178	88,495	81,968	78,952
Other income	46,774	41,285	36,550	32,186	26,603
Other expenses	117,491	103,033	82,268	74,433	73,088
Income before income taxes	62,765	43,430	42,777	39,721	32,467
Income taxes	14,851	8,697	8,603	7,756	5,236
Net income from continuing operations	47,914	34,733	34,174	31,965	27,231
Net income from discontinued operations	-	8,621	2,060	769	557
Net income	$47,914	$43,354	$36,234	$32,734	$27,788

Cash dividends paid	$25,199	$21,234	$17,664	$16,519	$14,538
Dividend payout ratio	52.59%	48.98%	48.75%	50.46%	52.32%
Return on average assets	1.20%	1.34%	1.30%	1.25%	1.13%
Return on average shareholders’ equity	13.2%	16.2%	17.4%	16.8%	17.3%

PER SHARE DATA (3)
Basic earnings	$1.47	$1.46	$1.33	$1.19	$1.02
Diluted earnings	$1.44	$1.42	$1.31	$1.17	$1.01
Dividends paid in cash	$0.77	$0.71	$0.65	$0.60	$0.53
Dividends paid in stock	5-for-4	5%	5%	3%	5%
	stock split

SHAREHOLDERS AND STAFF
Average shares outstanding-basic (3)	32,637,816	29,766,172	27,270,877	27,542,029	27,311,878
Average shares outstanding-diluted (3)	33,351,257	30,513,779	27,628,712	27,869,783	27,606,979
Shareholders of record (5)	4,316	3,684	3,346	3,338	3,115
Staff - Full-time equivalents (5)	1,098	940	840	783	786

(1)	Balances have been restated for the sale of Panasia Bank. N.A. which is being presented as discontinued operations.
(2)	Includes loans held for sale.
(3)	Restated to reflect a five-for-four stock split in 2004, a 5% stock dividend in 2003 and 2002, a 3% stock dividend in 2001, and a 5% stock dividend in 2000.
(4)
Results of operations are included for FirstService Bank for the period February 25, 2003 through December 31, 2004, HomeTowne Heritage Bank for the period December 12, 2003 through December 31, 2004, and Peoples First, Inc. for the period June 10, 2004 through December 31, 2004.

(5)	At December 31.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results. Current performance does not guarantee and may not be indicative of similar performance in the future. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements.

The Company’s strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business. The acquisition of Peoples First, Inc. and its’ subsidiary, The Peoples Bank of Oxford, in the second quarter 2004 is a strategic initiative by the Company in furtherance of its focused goals. The acquisitions of FirstService Bank and HomeTowne Heritage Bank in 2003 were similar strategic initiatives.

The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. Continued interest margin compression makes asset growth a priority. During 2004, approximately one-half of the Company’s asset growth was internally generated. The balance was attributable to the Peoples First acquisition.

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty. Forward-looking statements include information concerning possible or assumed future results of operations by the Company. When we use words such as “believe”, “expect”, “anticipate”, or similar expressions, we are making forward-looking statements. Additional information concerning forward-looking statements is contained in this Report at Item 1. Business under the caption “Forward Looking Statements,” which information is incorporated by reference into this Management’s Discussion and Analysis.

In September 2003, the Company completed the cash sale of its subsidiary, Panasia Bank, N.A. (“Panasia”). All financial information in this Management’s Discussion and Analysis for 2003, 2002, 2001 and 2000 is restated to exclude Panasia. The sale of Panasia is presented as discontinued operations under SFAS No. 144. This presentation is intended to aid comparison of current and prior year results with future results.

All actual shares or per share information is restated to reflect a five-for-four stock split of the Company’s common stock effective September 30, 2004 and a 5% stock dividend paid on the Company’s common stock for September 30, 2003.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of June 30, 2004, the Company has not identified any impairment of its goodwill. No events occurred during third or fourth quarter 2004 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry-forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

The Company has not substantially changed any aspect of its overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to previous years.

FINANCIAL CONDITION

At December 31, 2004, total assets were $4.479 billion, an increase of $ 966 million or 27.5% from the $3.513 billion at December 31, 2003. The increase in assets in 2004 is reflected primarily in the loan category, the investment category and the goodwill and other intangibles category, which increased $595.4 million, $255.4 million and $94.2 million, respectively. The increase in assets as of December 31, 2004 is primarily due to the acquisition of Peoples First on June 10, 2004, which had $455.9 million in assets at time of acquisition.

Total assets at the end of 2003 increased $654.3 million or 22.9% to $3.513 billion over the $2.858 billion at year-end 2002. The increase in total assets excluding Panasia’s assets of $207.3 million at December 31, 2002 was $861.6 million. The increase in assets in 2003 is reflected primarily in the loan and lease category, the investment securities category and the goodwill and other intangibles category, which increased $4.476 million, $283.4 million and $102.3 million, respectively. The increase in assets as of December 31, 2003 is primarily due to the acquisition of FirstService Bank on February 25, 2003 and HomeTowne Heritage Bank on December 12, 2003, which had $367.1 million and $165.8 million in assets, respectively, at time of acquisition.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, increased to $2.817 billion during 2004, an increase of $595.4 million or 26.8% compared to 2003. Net loans increased $476.6 million in 2003 or 27.3% compared to 2002. The Company gained $361.6 million in net loans due to the addition of Peoples First, Inc. on June 10, 2004. Excluding the Peoples First acquisition, core loan growth was 10.5% in 2004. Loans continue to increase at a modest pace as a result of the slowly improving economy and the modestly improved level of capital goods spending by the Company’s business customers. Residential mortgages originated for immediate resale during the year ended December 31, 2004 amounted to $243.7 million. The Company had $11.8 million in loans held for sale at December 31, 2004.

Net loans and leases, including loans held for sale, increased to $2.221 billion in 2003, an increase of $476.6 million or 27.3% compared to December 31, 2002. During 2003, the Company gained $219.2 million in net loans due to the addition of FirstService Bank and $154.6 million in net loans from the addition of HomeTowne Heritage Bank. The Company sold $17.3 million in manufactured housing loans in 2003 (substantially all such loans, which the Company had ceased originating in 2000) and securitized approximately $123.8 million in residential mortgages into mortgage-backed securities in second and fourth quarters 2003. The Company does not retain the servicing on loans sold. Adjusting for these transactions, core loan growth was 14% in 2003.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in southeastern Pennsylvania. The following summary shows the year-end composition of the Company’s loan portfolio (in thousands):

	December 31,
	2004	2003	2002	2001	2000

Commercial and Industrial Loans and Leases	$625,554	$482,884	$355,977	$343,001	$308,179
Real Estate Loans:
Construction and Land Dev.	201,410	149,531	122,129	128,655	151,364
Residential	1,025,955	754,977	677,559	650,135	673,807
Other (nonfarm, nonresidential)	957,677	828,843	574,443	575,747	552,279
Loans to Individuals	63,843	54,466	55,299	79,280	77,195
Total	$2,874,439	$2,270,701	$1,785,407	$1,776,819	$1,762,824

Maturities and sensitivity to changes in interest rates in certain loan categories in the Company’s loan portfolio at December 31, 2004, are summarized below (in thousands):

	One year of Less*	After One Year to Five Years	After Five Years	Total

Commercial and Industrial Loans and Leases	$381,664	$157,874	$86,016	$625,554
Construction and Land Dev.	123,718	52,886	24,806	201,410
	$505,382	$210,760	$110,822	$826,964

*Demand loans, past-due loan and overdrafts are reported in “One Year or Less.” An immaterial amount of loans have no stated schedule of repayments.

Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2004, are summarized below (in thousands):

After One Year to Five Years	After One Year to Five Years	After Five Years

Predetermined Interest Rate	$151,556	$86,773
Floating Interest Rate	59,204	24,049
Total	$210,760	$110,822

Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company’s policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers’ use of their lines of credit that are at floating interest rates. As of December 31, 2004, the Company’s outstanding lines of credit to customers total $628.9 million.

RISK ELEMENTS - LOANS

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

	(in thousands)
	December 31,
		2004	2003	2002	2001	2000
Nonaccrual Loans		$11,103	$13,673	$14,046	$14,234	$10,523

Loans Past Due 90 or More Days as to Interest or Principal		870	318	928	11,582	3,019
Total Nonperforming Loans		11,973	13,991	14,974	25,816	13,542

Other Real Estate Owned		--	735	318	1,013	1,485

Total Nonperforming Assets	$	_11,973	$14,726	$15,292	$26,829	$15,027

Gross Amount of Interest that Would Have Been Recorded at Original Rate on Nonaccrual and Restructured Loans		$492	$449	$709	$1,547	$1,272

Interest Received From Customers on Nonaccrual and Restructured Loans		835	613	463	424	1,152

Net Impact on Interest Income of Nonperforming Loans		$(343)	$(164)	$246	$1,123	$120

Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $12.0 million at December 31, 2004, compared to $14.7 million at December 31, 2003, with decreases in the nonaccrual and other real estate owned categories. Nonaccrual loans represented $11.1 million and $13.7 million at December 31, 2004, and December 31, 2003, respectively. Loans 90 days past due and still accruing interest were $870,000 and $318,000 at December 31, 2004 and December 31, 2003, respectively. Additional discussion regarding this issue is set forth in the paragraph of this Item 7 titled “Allowance for Loan and Lease Losses”.

The Company had no assets classified as other real estate owned at December 31, 2004. Other real estate owned was $735,000 at December 31, 2003. The Company had no restructured loans at December 31, 2004 or December 31, 2003.

The allowance for loan and lease losses to nonperforming assets was 481% and 334% at December 31, 2004 and December 31, 2003, respectively, with the increase in 2004 due to the decreased level of nonperforming assets discussed above. Another measure of the Company’s credit quality is reflected by the ratio of net chargeoffs to total loans and leases of 0.10% for 2004 versus 0.34% for the year 2003, and the ratio of nonperforming assets to total loans of .42% at December 31, 2004, compared to .65% at December 31, 2003. Net loan chargeoffs of $2.6 million during 2004 were low compared to historical Company results and peer averages, reflecting a high level of loan recoveries. Of the $2.6 million in net chargeoffs, $1.5 million were commercial and industrial loans.

The Company has not engaged in any transactions with entities established and operated by former members of senior management or individuals with former management relationships with the Company.

INVESTMENT PORTFOLIO

The investment portfolio is primarily a secondary source of liquidity, but it also serves as a source of income. As such, the investment portfolio consists of shorter-term investments that provide current liquidity and longer-term investments that provide higher income. Over the past three years, the Company has worked to shorten the duration of the investment portfolio in response to lower interest rates and to help improve liquidity. Regardless of classification as to shorter-term or longer-term, the majority of the Company’s investments are readily marketable securities held as available for sale, and the majority of the Company’s investments qualify as collateral for deposit pledging needs.

Certain investment securities purchased during the second half of 2004 were classified as held to maturity. These securities consisted of shorter average life securities that, due to our pledging requirements, would most likely be held to maturity regardless of classification.

Investments of both held to maturity and available for sale securities increased $255.4 million or 27.3% to $1.190 billion at December 31, 2004 compared to December 31, 2003. Of this increase, $54.8 million was  attributable to the June 10, 2004 acquisition of Peoples First, Inc. Investment purchases during 2004 were $469.9 million, primarily U.S. Government Agency securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $214.3 million. Also, during 2004, the Company sold approximately $56.3 million in investment securities available for sale resulting in a $549,000 gain. The sale proceeds were re-deployed into higher-yielding investments.

A summary of investment securities available for sale at December 31, 2004, 2003 and 2002 follows (in thousands):

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries and Agencies	$219,285	$220,744	$111,183	$114,792	$37,826	$41,864
State and Municipal	261,906	279,565	259,623	277,807	248,819	259,673
Mortgage-backed securities	529,033	530,221	480,803	484,746	292,552	301,225
Marketable equity secs. & other	57,974	68,306	53,781	57,030	47,661	48,168
Total	$1,068,198	$1,098,836	$905,390	$934,375	$626,858	$650,930

A summary of investment securities held to maturity at December 31, 2004, 2003 and 2002 follows (in thousands):

	2004		2003		2002
	Amotized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mortgage-backed securities	$90,967	$90,621	$--	$--	$--	$--
Total	$90,967	$90,621	$--	$--	$--	$--

The maturity distribution and weighted average yield of the investment securities available for sale of the Company at December 31, 2004 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

	(dollars in thousands)
	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld
US Treasuries and Agencies	$11,933	1.99%	$204,355	4.16%	$4,456	5.13%	$--	--%	$220,744	4.06%
State and Municipal	2,787	6.26%	32,855	5.74%	47,611	7.25%	196,312	8.05%	279,565	7.61%
Mortgage-backed securities	--	--%	121,195	3.63%	200,374	3.92%	208,652	4.71%	530,221	4.16%
Marketable equity secs.
& other	--	--%	3,119	5.49%	1,326	5.70%	63,861	4.29%	68,306	4.39%
Total	$14,720	2.80%	$361,524	4.13%	$253,767	4.54%	$468,825	6.04%	$1,098,836	5.00%

The maturity distribution and weighted average yield of the investment securities held to maturity of the Company at December 31, 2004 are presented in the following table. All average yields were calculated on the book value of the related securities.

	(dollars in thousands)
	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld
Mortgage-backed securities	$--	--%	$--	--%	$90,621	3.97%	$--	--%	$90,621	3.97%
Total	$--	--%	$--	--%	$90,621	3.97%	$--	--%	$90,621	3.97%

OTHER ASSETS

Other assets on the balance sheet increased to $378.2 million, an increase of $119.8 million compared to the $258.4 million at December 31, 2003. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments and other assets. Goodwill and other intangibles accounted for $100.8 million (net of amortization of intangibles) of the increase, resulting from the Peoples First, Inc., Pennsurance, Inc., and D. E. Love Associates, Inc. acquisitions in 2004. Premises and equipment increased $10.1 million due to the Peoples First, Inc. acquisition and bank owned life insurance increased $9.6 million due to the acquisitions and the increased cash surrender value of the insurance policies held by the Company.

As of December 31, 2003, other assets increased $127.3 million or 9% compared to December 31, 2002 due principally to the FirstService Bank and HomeTowne Heritage Bank acquisitions completed in 2003. Goodwill and other intangibles accounted for $102.2 million in the 2003 increase; premises and equipment increased $15.2 million due to the FirstService and HomeTowne Heritage Bank acquisitions as well as de novo branches; and bank owned life insurance increased $11.6 million due to the acquisitions and the increased cash surrender value of the insurance policies held by the Company.

DEPOSITS

As the primary source of funds, aggregate deposits of $3.143 billion at December 31, 2004 increased $707.9 million or 29.1% compared to 2003. The increase in 2004 is due to the addition of Peoples First, Inc. deposits of $381.2 million and other growth in deposits of $326.8 million. In 2004, non-interest bearing deposits increased $129.3 million and interest bearing deposits increased $578.6 million.

Deposits of $2.435 billion at December 31, 2003 increased $509.3 million or 26.5% compared to deposits at December 31, 2002. The increase in 2003 was primarily due to the additions of FirstService Bank deposits of $288.9 million and HomeTowne Heritage Bank deposits of $134.4 million. Deposits grew $86.0 million in 2003 otherwise. The deposit growth in 2003 consisted of $90.3 million in non-interest bearing deposits and $419.0 million in interest bearing deposits.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2004 (dollars in thousands):

	Year Ended December 31
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand deposits	$460,759	--%	$344,911	--%	$270,038	--%
Savings deposits	1,551,289	1.00%	1,185,821	0.93%	835,032	1.16%
Time deposits	747,570	3.01%	713,874	3.18%	804,999	4.05%
Total	$2,759,618	1.38%	$2,244,606	1.63%	$1,910,069	2.58%

The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $246,948,000 in 2004, $137,965,000 in 2003 and $169,385,000 in 2002.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2004. The Company has no other time deposits of $100,000 or more as of December 31, 2004 (dollars in thousands):

Maturity

3 months or less	$44,286
Over 3 through 6 months	47,974
Over 6 months through 12 months	33,087
Over 12 months	121,601
Total	$246,948

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $871.0 million at the end of 2004, a $133.7 million or 18.1% increase compared to year-end 2003. Subordinated debt increased $63.8 million as the result of the issuance of various trust preferred securities in the first half of 2004. Long-term borrowings increased $65.9 million, of which $30.5 million resulted from the June 10, 2004 Peoples First, Inc. acquisition. Long-term borrowings also increased as a result of the Company’s decision to term out short term adjustable rate borrowings to longer-term fixed rate borrowings as part of its interest rate risk management strategy. Subordinated debt was classified as “guaranteed preferred beneficial interest in Company’s subordinated debentures” prior to the Company’s adoption of FIN-46(R) as of March 31, 2004. See Footnote 8 to the Consolidated Financial Statements included in this Report at Item 8.

Total borrowings and purchased funds of $737.3 million at December 31, 2003 exceeded total borrowings and purchased funds at December 31, 2002 by $241.7 million or 48.8%. This was primarily due to a decreased level of funding from time deposits.

A summary of each category of short-term borrowings for 2004, 2003 and 2002 follows (dollars in thousands):

	At or for the year ended December 31,
	2004	2003	2002
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$504,051	$500,038	$252,086
Average during the year	501,781	324,492	237,401
Maximum month-end balance	635,067	500,038	272,322
Weighted average during the year	1.24%	1.22%	1.94%
Rate at December 31	1.79%	1.08%	1.25%
Short-term borrowings
Balance at year-end	$10,000	$10,000	$10,614
Average during the year	5,077	5,179	7,146
Maximum month-end balance	10,093	10,045	10,614
Weighted average rate during the year	1.08%	0.77%	1.46%
Rate at December 31	1.87%	0.59%	0.78%

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2004, 2003 and 2002:

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in thousands)
	Year Ended December 31,
		2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$6,995	$83	1.19%	$4,179	$60	1.44%	$3,297	$72	2.18%

U.S. Treasury	9,721	205	2.11	721	50	6.93	10,332	875	8.47
U.S. Government agencies	660,528	27,183	4.12	430,225	19,044	4.43	345,151	20,115	5.83
State and municipal*	268,348	19,681	7.33	266,259	19,829	7.45	251,413	18,875	7.51
Other bonds and securities	61,958	3,122	5.04	71,345	3,415	4.79	45,905	3,051	6.65
Total investments	1,000,555	50,191	5.02	768,550	42,338	5.51	652,801	42,916	6.57
Federal funds sold	7,788	84	1.08	44,320	492	1.11	53,178	822	1.55
Trading account securities	-	-	-	-	-	-	-	-	-
Commercial loans and lease financing*	2,037,361	123,364	6.06	1,536,739	97,782	6.36	1,279,792	91,394	7.14
Installment loans	270,628	16,490	6.09	245,451	16,677	6.79	263,384	20,727	7.87
Mortgage loans	288,801	16,896	5.85	254,657	16,349	6.42	210,943	15,003	7.11
Total loans and leases	2,596,790	156,750	6.04	2,036,847	130,808	6.42	1,754,119	127,124	7.25
Total earning assets	3,612,128	$207,108	5.73%	2,853,896	$173,698	6.09%	2,463,395	$170,934	6.94%
Allowance for loan and lease losses	(54,803)			(45,494)			(41,048)
Non-interest earning assets	417,324			280,319			191,328
Assets from discontnued operations	-			144,427			178,381
Total assets	3,974,649			3,233,148			$2,792,056

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,298,859	$38,140	1.66%	$1,899,695	$33,753	1.78%	$1,640,031	$42,223	2.57%
Securities sold under repurchase agreements and federal funds purchased	501,781	6,246	1.24	324,492	3,964	1.22	237,401	4,599	1.94
Short-term borrowings	5,077	55	1.08	5,179	40	0.77	7,146	104	1.46
Long-term borrowings	316,659	16,053	5.07	232,169	13,342	5.75	238,439	14,172	5.94
Total interest bearing liabilities	3,122,376	$60,494	1.94%	2,461,535	$51,099	2.08%	2,123,017	$61,098	2.88%
Non-interest bearing deposits	460,759			344,911			270,038
Other non-interest bearing liabilities	29,817			28,723			24,021
Liabilities from discontinued operations	-			130,392			166,278
Total liabilities	3,612,952			2,965,561			2,583,354
Equity capital	361,697			267,587			208,702
Total liabilities and equity capital	$3,974,649			$3,233,148			$2,792,056
INTEREST RATE MARGIN**		$146,614	4.06%		$122,599	4.30%		$109,836	4.46%
Tax equivalent interest		8,333	0.23%		8,050	0.28%		7,756	0.31%
Net interest income		$138,281	3.83%		$114,549	4.01%		$102,080	4.14%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loan outstandings, net of unearned income, include non-accruing loans.
Fee income included.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $110.3 million from December 31, 2003 through December 31, 2004 to $428.1 million. This was primarily due to the issuance of shares of Company common stock in the June 10, 2004 acquisition of Peoples First, Inc. Retained earnings increased $22.7 million due to the retention of net income, partially offset by cash dividends declared, in 2004. Accumulated other comprehensive income increased $320,000 due to a decrease in market values of available for sale investment securities Cash dividends paid in 2004 increased $4.0 million or 18.7% to $25.2 million compared to the cash dividends paid during 2003. Earnings retained during 2004 were 47.4% compared to 51.0% during 2003. The Company split its common stock five-for-four effective September 30, 2004. The split did not affect the Company’s equity accounts on its balance sheet.

RESULTS OF OPERATIONS

The Company recorded a 10.4% increase in net income to $47.9 million in the year ended December 31, 2004, compared to net income of $43.4 million in the year ended December 31, 2003. Diluted earnings per share increased $.02 or 1.4% for the year ended December 31, 2004 to $1.44 per share from $1.42 in the year ended December 31, 2003 and $1.31 in the year ended December 31, 2002. The difference in the change in the percentage increase in net income when compared to the percentage increase in diluted earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the issuance of 3,893,062 shares of common stock for the acquisition of Peoples First, Inc. which was completed on June 10, 2004. Net income for 2003 of $43.4 million was 19.7% more than the $36.2 million reported in 2002. On a per share basis, basic earnings were $1.47, $1.46 and $1.33 for 2004, 2003, and 2002, respectively.

Included in net income for 2004 was a special charge taken in the fourth quarter of $3.369 million, net of taxes and related adjustments, for losses attributable to a fraudulent loan and deposit scheme discovered by National Penn in January 2005. For information on this fraud loss, see Item 1. “Business” of this Report and Footnote 14 to the Consolidated Financial Statements included in this Report at Item 8. Excluding the fourth quarter 2004 special charge, non-GAAP net income and earnings per diluted share for 2004 were $51.283 million and $1.54, respectively.

For the year ended December 31, 2004, the return on average shareholders’ equity and return on average assets were 13.2% and 1.20% compared to 16.2% and 1.34% for 2003. The decrease in return on shareholders’ equity in 2004 is due to the increase in weighted average common shares outstanding resulting from various acquisitions since January 2003. Non-GAAP return on average shareholders’ equity and non-GAAP return on average assets, excluding the special charge of $3.369 million, tax effect and related adjustments, were 14.1% and 1.29%, respectively, in 2004.

The return on average tangible equity for the year ended December 31, 2004 was 23.8%, compared to 21.6% for 2003. Non-GAAP return on average tangible equity, excluding the special charge of $3.369 million, tax effect and related adjustments, was 25.5% in 2004, compared to 21.6% in 2003.

This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). National Penn’s management uses these non-GAAP measures in its analysis of the Company’s performance. Non-GAAP net income and earnings per share exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Because these items are not necessarily representative of underlying trends in the Company’s performance, management believes that presentation of financial measures excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. This also facilitates comparisons with prior periods. Another non-GAAP financial measure, annualized net income return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management’s success in utilizing the Company’s tangible capital. These disclosures should not be viewed as substitutes for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

Reconciliation Table for Non-GAAP Financial Measures:

	2004
Net income, excluding special charge for fraud loss and compensation expense adjustment, net of taxes (in millions)	$51.283
Special charge for fraud loss, net of taxes (in millions)	(4.344)
Compensation expense adjustment, net of taxes (in millions)	.975
Net income (in millions)	$47.914

Diluted earnings per share, excluding special charge for fraud loss and compensation expense adjustment, net of taxes	$1.54
Special charge for fraud loss, net of taxes, per share	(.13)
Compensation expense adjustment, net of taxes, per share	.03
Diluted earnings per share	$1.44

	2004	2003
Return on average shareholders’ equity	13.2%	16.2%
Effect of special charge for fraud loss, net of taxes	1.2%	--%
Effect of compensation expense adjustment, net of taxes	(.3)%	--%
Return on average shareholders’ equity, excluding special
charge for fraud loss and compensation expense adjustment,
net of taxes	14.1%	16.2%

Return on average assets	1.20%	1.34%
Effect of special charge for fraud loss, net of taxes	.11%	--%
Effect of compensation expense adjustment, net of taxes	(.02)%	--%
Return on average assets, excluding special charge for fraud
loss and compensation expense adjustment, net of taxes	1.29%	1.34%

Reconciliation Table for Non-GAAP Financial Measures (continued):
	2004	2003
Return on average shareholders' equity	13.2%	16.2%
Effect of goodwill and intangibles	10.6%	5.4%
Return on average tangible equity	23.8%	21.6%
Effect of special charge for fraud loss, net of taxes	2.2%	--%
Effect of compensation expense adjustment, net of taxes	(.5)%	--%
Return on average tangible equity, excluding special charge for
fraud loss and compensation expense adjustment, net of taxes	25.5%	21.6%

Average tangible equity excludes acquisition-related average goodwill and intangibles:
Average shareholders’ equity (in millions)	$361.697	$267.587
Average goodwill and intangibles (in millions)	(160.332)	(67.104)
Average tangible equity (in millions)	$201.365	$200.483

Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $23.7 million or 20.7% to $138.2 million in 2004 from the 2003 amount of $114.5 million. Interest income increased $33.2 million or 20.0% to $198.8 million in 2004, as compared to $165.6 million in 2003, as a result of an increase in loan interest income of $25.5 million and an increase in investment securities income of $7.9 million, offset by a decrease in interest on federal funds sold and deposits in bank of $384,000. Interest expense in 2004 increased $9.4 million or 18.4% to $60.5 million from the 2003 amount of $51.1 million due to an increase in interest on deposits of $4.4 million, an increase in interest on long-term borrowings of $2.7 million, and an increase in expense for securities sold under repurchase agreements and federal funds sold of $2.3 million. The increase in interest expense on deposits is due primarily to the acquisition of Peoples First, Inc., whose interest bearing deposits totaled $288.6 million at the date of acquisition. The increase in interest expense on borrowings is a result of increased balances due in part to the issuance of $60.0 million of trust preferred securities, as well as the Peoples First, Inc. acquired securities sold under repurchase agreements and long-term borrowings of $36.4 million.

Despite the current low rate environment, the cost of attracting and holding deposited funds is an ever-increasing expense in the banking industry. These increases are the real costs of deposit accumulation and retention, including FDIC insurance costs, marketing and community office overhead expenses. Such costs are necessary for continued growth and to maintain and increase market share of available deposits reflecting continued compression of the Company’s interest margin.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume (i.e., changes in volume multiplied by old rate); and
•	changes in rate (i.e., changes in rate multiplied by old volume).

For purposes of the following table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. Net interest income, on a taxable equivalent basis, increased $24.0 million in the year ended December 31, 2004, as compared to 2003. This increase is due to a $31.6 million increase due to volume, attributable mainly to the FirstService Bank, HomeTowne Heritage Bank and Peoples First, Inc. acquisitions, offset by a $7.6 million net interest margin compression.

	(in thousands)
	Year Ended December 31,
	2004 over 2003 (1)			2003 over 2002 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits at banks	$41	$(17)	$24	$19	$(31)	$(12)
Securities:
US Treasury and Agencies	10,602	(2,309)	8,293	4,456	(6,352)	(1,896)
State and municipal	156	(304)	(148)	1,115	(161)	954
Other bonds and securities	(449)	156	(293)	1,691	(1,327)	364
Total investment securities	10,310	(2,457)	7,853	7,262	(7,840)	(578)
Federal funds sold	(406)	(2)	(408)	(137)	(193)	(330)
Loans:
Comml loans and lease financing	31,854	(6,272)	25,582	18,349	(11,961)	6,388
Installment loans	1,711	(1,898)	(187)	(1,411)	(2,639)	(4,050)
Mortgage loans	2,192	(1,645)	547	3,109	(1,763)	1,346
Total loans	35,757	(9,815)	25,942	20,047	(16,363)	3,684
Total interest income	$45,702	$(12,292)	$33,410	$27,191	$(24,427)	$2,764

Interest Expense:
Interest bearing deposits	7,091	(2,705)	4,388	6,685	(15,155)	(8,470)
Securities sold under repurchase agreements and federal funds purchased	2,166	116	2,282	1,687	(2,322)	(635)
Short-term borrowings	(1)	16	15	(29)	(35)	(64)
Long-term borrowings	4,853	(2,144)	2,709	(373)	(457)	(830)
Total borrowed funds	7,018	(2,012)	5,006	1,285	(2,814)	(1,529)
Total interest expense	$14,111	$(4,717)	$9,394	$7,970	$(17,969)	$(9,999)
Increase (decrease) in net interest income	$31,591	$(7,575)	$24,016	$19,221	$(6,458)	$12,763
_______________________________
(1)
Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest margin is net interest income divided by total interest earning assets. During 2004, net interest margin was 4.05%, compared to 4.30% during 2003 and 4.62% during 2002. A portion of the decline in the net interest margin from the 2003 margin is attributable to the issuance of $60.0 million of trust preferred securities bearing an interest rate of 2.75% over the three-month London Inter-Bank Offered Rate (“LIBOR”), or 4.82% at December 31, 2004, issued for capital and liquidity purposes in conjunction with the acquisition of Peoples First, Inc., and to the exchange of $50.0 million of overnight borrowings from the Federal Home Loan Bank of Pittsburgh for long-term advances for purposes of managing interest rate risk. Both of these actions resulted in significantly higher funding costs. The remainder of the margin decline is due to continued competitive pressures and general overall margin compression.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $4.8 million for the year ended December 31, 2004 and $9.4 million and $13.6 million for the years ended December 31, 2003 and 2002, respectively. The allowance for loan and lease losses of $57.6 million at year-end 2004 and $49.3 million at year-end 2003 as a percentage of total loans was 2.00% at year-end 2004 and 2.17% at year-end 2003.

Net loan chargeoffs of $2.6 million in 2004 were unusually low compared to historical Company results, as a result of a high level of loan recoveries. Net loan chargeoffs of $6.8 million in 2003 were typical compared to historical Company results. Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2004, is shown below (dollars in thousands):

	December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$49,265	$40,578	$40,449	$37,724	$35,351
Charge-offs:
Commercial and industrial loans and leases	3,388	8,066	2,795	1,566	2,433
Real estate loans:
Construction and land development	--	75	7,393	1,708	--
Residential	1,070	611	2,679	1,852	1,424
Other	941	1,277	512	436	969
Loans to individuals	218	2,315	1,986	1,960	2,111

Total Charge-offs	5,617	12,344	15,365	7,522	6,937

Recoveries:
Commercial and industrial	1,860	3,556	166	957	738
Real estate loans:
Construction and land development	332	537	7	56	44
Residential	647	348	794	339	438
Other	55	784	245	252	598
Loans to individuals	84	272	697	193	182

Total Recoveries	2,978	5,497	1,909	1,797	2,000

Net Charge-offs	2,639	6,847	13,456	5,725	4,937

Provision charged to expense	4,800	9,370	13,585	8,450	7,310

Adjustments:
Changes incident to mergers and absorptions, net	6,164	6,164	--	--	--

Balance at end of year	$57,590	$49,265	$40,578	$40,449	$37,724

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.34%	0.77%	0.33%	0.30%

Commercial and industrial loans, real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all or part of the principal balance is highly unlikely. Loans to individuals are charged off any time repayment is deemed highly unlikely or as soon as the loan becomes 120 days delinquent. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan and lease losses.

The Company maintains an allowance for loan and lease losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve based on historical trends, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2004, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

During the quarterly review of the allowance for loan and lease losses, the Company considers a variety of factors that include:

•	General economic conditions.
•	Trends in charge-offs.
•	The level of non-performing assets, including loans over 90 days delinquent.
•	Levels of allowance for specific classified assets.
•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade.

After completing this analysis each quarter, the Company was able to reduce its provision for loan and lease losses in 2004, as compared to 2003 and 2002, while maintaining the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

Allocation of the Allowance for Loan and Lease Losses (1) (dollars in thousands)

	2004		2003		2002		2001		2000
		% Loan		% Loan		% Loan		% Loan		% Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

Commercial and industrial	$11,951	21.7%	$9,884	21.3%	$7,727	19.9%	$6,331	19.3%	$5,803	17.5%
Real estate loans:
Construction and land dev.	3,855	7.0%	3,061	6.6%	2,651	6.9%	2,375	7.2%	2,850	8.6%
Residential	19,606	35.6%	15,453	33.2%	14,707	37.9%	12,001	36.6%	12,689	38.2%
Other	18,284	33.2%	16,965	36.5%	12,469	32.2%	10,628	32.4%	10,400	31.3%
Loans to individuals	1,377	2.5%	1,115	2.4%	1,200	3.1%	1,463	4.5%	1,454	4.4%
Unallocated	2,517	N/A	2,787	N/A	1,824	N/A	7,651	N/A	4,528	N/A
	$57,590	100.0%	$49,265	100.0%	$40,578	100.0%	$40,449	100.0%	$37,724	100.0%

(1) This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

OTHER INCOME AND EXPENSES

Other income increased $5.5 million or 13.3% in 2004 compared to 2003, as a result of increased service charges on deposit accounts of $3.2 million, increased other service charges and fees, including cash management, of $430,000, and increased insurance commissions and fees of $1.1 million. The increase in deposit fees is due primarily to an increase in the collections of fees on a larger deposit base, resulting from the Peoples First acquisition. In 2004 bank owned life insurance income increased by $135,000. Mortgage banking income decreased by $1.3 million due to the slowdown in refinance volume throughout 2004. Net gains on sales of investment securities was $549,000 in 2004, as compared to a loss on sale of investment securities of $369,000 in 2003.

The increase in other income in 2003 compared to 2002 was $4.7 million or 13% as a result of increased service charges on deposits accounts of $1.3 million, increased other service charges and fees, including cash management, of $2.0 million, and increased insurance commissions and fees of $2.5 million. Sales of investment securities in 2003 totaled $35.0 million. The increase in deposit fees was primarily due to an increase in the collection of fees on a large deposit base, resulting from the 2003 acquisitions of FirstService Bank and HomeTowne Heritage Bank. The increase in insurance commissions was due largely to the addition of FirstService Insurance Agency, Inc. which contributed $2.4 million of insurance-related revenue. The Company received income in 2003 of $1.6 million related to a merger of a mutual insurance company which is the issuer of certain life insurance policies held by the Company, which accounted for much of the 2003 increase in other service charges and fees.

Other expenses increased $14.5 million or 14.1% in 2004 compared to 2003 as a result of increased salaries, wages and benefits of $8.0 million, increased net premises and equipment expense of $2.3 million, increased advertising and marketing expense of $727,000, and a fraud loss of $6.7 million. Salaries, wages and benefits increased due to normal salary increases and the addition of 137 employees from the acquisition of Peoples First. Net premises and equipment expense increased due to the addition of 9 community offices acquired in the June 10, 2004 acquisition of Peoples First, Inc. Advertising and marketing expense increased due to the roll-out of a new name identification advertising campaign.

As previously disclosed on a Form 8-K dated February 23, 2005, National Penn’s financial results for fourth quarter 2004 included a special charge of $6.7 million for losses attributable to a fraudulent loan and deposit scheme discovered by National Penn in January 2005. After a thorough investigation, National Penn determined that approximately $6.7 million of bank funds were stolen through a sophisticated pyramid-style fraud scheme involving identity theft in various loan accounts. This occurred in the loan portfolio managed by one former employee. The accounts were manipulated to avoid detection by ongoing internal bank audits and controls. National Penn is reviewing, and strengthening where necessary, its internal control and audit procedures (for further information, see Item 9A. “Controls and Procedures” of this Report). National Penn is vigorously pursuing all available avenues, including insurance and civil claims, to recover the losses from the fraud to the maximum extent possible.

Other expenses increased $20.8 million or 25.2% in 2003 when compared to 2002, as a result of increased salaries, wages and benefits of $10.9 million, a $7.0 million prepayment fee paid to the Federal Home Loan Bank of Pittsburgh in the refinancing of long-term debt, and increased other operating expenses of $2.9 million. Salaries, wages and benefits increased due to normal salary increases and the addition of employees from the 2003 acquisitions of FirstService Bank and HomeTown Heritage Bank. as well as a contractual severance payment in December 2003. The increase in other operating expenses is also partially associated witht the acquisition of First Service, which included a community office network of seven offices. Additional marketing expenses were attributable to additional advertising campaigns. Salaries, wages and benefits increased due to increased staff and increases in benefit costs.

For 2004, 2003, and 2002, there are no individual items of other expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses, the non-recurring FHLB prepayment fee in 2003, and the loan fraud loss in 2004.

Income before income taxes increased $19.3 million or 44.5% in 2004 compared to 2003, due primarily to organic growth and the acquisition of Peoples First, Inc. Income before income taxes increased only $653,000 or 1.53% in 2003 compared to 2002, due primarily to the adverse impact of the prepayment fee paid in the Federal Home Loan Bank long term debt refinancing.

In 2004, there was no income from discontinued operations. In 2003, income from discontinued operations, net of taxes, increased $6.6 million to $8.7 million compared to 2002. The increase in 2003 is attributable to the gain on sale of Panasia.

Income taxes increased $6.2 million or 70.8% in 2004 and income taxes related to continuing operations increased $94,000 in 2003 as compared to 2002, or 1.1%. The Company’s effective tax rate is 23.7% for 2004, 20.0% for 2003, and 20.1% for 2002, respectively. The increase in the effective tax rate from 2003 to 2004 is due to the decrease in tax advantaged income as a percent of taxable income. The effective tax rate is less than the current 35% incremental rate due to the Company’s investments in tax advantaged municipal securities and bank owned life insurance.

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements modified the Company’s accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. As of January 1, 2002, the Company no longer amortizes goodwill.

SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment at least annually. For the testing completed as of June 30, 2004, the Company had no impairment of goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings. For further discussion, see “Critical Accounting Policies, Judgments and Estimates” at the beginning of this Management’s Discussion and Analysis section of this Report.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. During 2004, the Company’s liquidity was adequate to meet the needs of the Company’s customers. In 2003, the Company’s liquidity had improved as people removed money from the declining equity market. At that time, many customers preferred the safety of FDIC-insured deposits compared to the uncertain equity market, despite historically low interest rates. This allowed the Company to grow its core deposit base and significantly reduce reliance on non-core sources of funds.

As the economy and the equity markets continue to improve during 2005, the Company’s main liquidity concern was that the Company might suffer disintermediation back to the equity market. The Company has been preparing for this potential disintermediation by working to build its share of customers’ banking business (on the theory that even if some funds move back to the equity market, the Company will still retain a larger share than it had previously), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding, maintaining a more liquid investment portfolio, and continuing to develop its capability to securitize assets.

The Company’s acquisitions of Peoples First, Inc. in 2004 and FirstService Bank and HomeTowne Heritage Bank in 2003 did not, in any case, have an immediate material impact on the Company’s current liquidity. All three of the acquired banks retained their original names and brand identification in their divisional titles. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position. Funding affecting short-term liquidity, including deposits, repurchase agreements, federal funds purchased, and short-term borrowings which increased $711.9 million during 2004. Long-term borrowings increased $129.7 million during 2004.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2004 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$8,776	$--	$--	$--
Federal funds sold	--	--	--	--
Investment securities	76,589	142,480	670,972	299,762
Loans and leases (1)	1,303,118	231,359	930,276	352,095
Other assets	--	--	--	463,365
	1,388,483	373,839	1,601,248	1,115,222
Liabilities and equity
Non-interest bearing deposits	5,417	11,298	134,022	365,164
Interest bearing deposits (2)	1,065,830	296,134	408,422	856,906
Borrowed funds (3)	340,276	687	137,138	265,877
Subordinated debt	61,857	--	--	65,206
Other liabilities	--	--	--	36,435
Shareholders’ equity	--	--	--	428,125
	1,473,380	308,120	679,581	2,017,712

Interest sensitivity gap	(84,896)	65,720	921,667	(902,490)

Cumulative interest rate sensitivity gap	$(84,896)	$(19,177)	$902,490	$--

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2004. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2)
Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company’s deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company’s historical retention of such deposits in changing interest rate environments. Specifically, 50.0% of these deposits are considered repriceable within three months and 50.0% are considered repriceable in the over five-year category.

(3)	Includes federal funds purchased, securities sold under repurchase agreements, and short and long term borrowings.

Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company’s gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling interest rate environment and would decrease in a rising interest rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval of within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company’s market value of portfolio equity (“MVPE”) under alternative interest rate environments. The MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2004 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change

+300 Basis Points	535,047	-10.1
+200 Basis Points	552,519	-7.2
+100 Basis Points	560,791	-5.8
Flat Rate	595,141	--
-100 Basis Points	583,934	-1.9
-200 Basis Points	592,257	-0.5
-300 Basis Points	577,727	-2.9

Management believes that the assumptions utilized in evaluating the vulnerability of the Company’s earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Company’s assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used, such as 400 or 500 basis point changes in interest rates, or actual experience differs from the experience on which the assumptions were based.

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

The Company anticipates a rise in interest rates through 2005. Given this assumption, the Company’s asset/liability strategy for 2005 is to achieve a positive gap position (interest-bearing assets subject to repricing more than interest-earning liabilities subject to repricing) for periods up to a year. The impact of changing interest rates on net interest income is not expected to be significant to the Company’s results of operations. Effective monitoring of these interest sensitivity gaps is the priority of the Company’s Asset/Liability Management Committee.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2004 (dollars in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals on non-cancelable operating leases	$25,576	$3,229	$5,304	$3,627	$13,416
Remaining contractual maturities of time deposits	861,948	449,812	366,791	41,629	3,716
Loan commitments	960,560	603,661	63,893	32,057	260,949
Long-term borrowed funds	229,114	13,186	67,999	69,140	78,789
Guaranteed preferred beneficial interests in Company’s subordinated debentures	127,063	--	--	--	127,063
Letters of credit	89,342	68,187	20,936	--	219
Total	$2,293,603	$1,138,075	$524,923	$146,453	$484,152

The Company had no capital leases at December 31, 2004.

CAPITAL ADEQUACY

The following table sets forth certain capital performance ratios for the Company. We retain approximately 50% of our earnings in the form of capital to support future growth.

	2004	2003	2002
CAPITAL PERFORMANCE

Return on average assets	1.20%	1.34%	1.30%
Return on average equity	13.20%	16.20%	17.40%
Dividend payout ratio	52.59%	48.98%	48.75%
Earnings retained	47.41%	51.02%	51.25%

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	CAPITAL LEVELS
	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	December 31
	2004	2003	2004	2003	2004	2003
The Company	7.86%	7.84%	10.02%	9.74%	11.27%	11.00%
National Penn Bank	7.00%	7.06%	8.93%	8.88%	10.19%	10.14%
Well capitalized institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 2004, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered well capitalized, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2004, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

The Company does not presently have any commitments for significant capital expenditures. The Company is experiencing a space shortage and is actively planning construction of an operations facility. The Board of Directors has approved the purchase of a tract of land for this purpose for $765,000. Settlement is scheduled for May 2005.

The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

On June 26, 2002, the Company’s Board of Directors approved a stock repurchase plan of up to 1,250,000 shares of its common stock. The Company completed the 2002 repurchase plan on October 29, 2003 with an average price of $24.02.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. As of December 31, 2004, 690,004 shares have been repurchased at an average price of $25.86 under the 2003 repurchase plan.

The foregoing information on stock repurchases is adjusted for the 5% stock dividend in 2003 and the 5-for-4 stock split in 2004.

SALE OF PANASIA BANK, N.A

On September 11, 2003, the Company completed the cash sale of Panasia Bank N.A. (“Panasia”), its wholly owned subsidiary for $34.5 million, which resulted in a gain of $5.99 million after taxes of $2.5 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the income of Panasia is presented as discontinued operations for all periods presented. At the time of the sale, Panasia had total assets of $213.5 million, net loans of $99.7 million, investments of $84.4 million, deposits of $188.2 million, and total equity of $24.4 million. The Company has classified the results of operations of Panasia from January 1, 2003 through September 11, 2003 as discontinued operations in the consolidated statement of income. Net income from discontinued operations, net of taxes of $3.4 million for the nine months ended September 30, 2003 was $7.9 million.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Sale Agreement. Additional information is provided in National Penn’s Reports on Form 8-K dated February 10, 2003 and September 11, 2003 filed with the Securities and Exchange Commission (“SEC”).

ACQUISITION OF FIRSTSERVICE BANK

On February 25, 2003, the Company completed a merger with FirstService Bank (“FirstService”). Under the terms of the merger, each outstanding share of FirstService common stock was converted into 0.74425 share of the Company’s common stock plus $3.90, resulting in an issuance of 3,204,440 shares of the Company’s common stock and approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 803,961 shares of the Company’s common stock, with an exercise price of either $5.35 or $10.70 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include FirstService’s results from and after February 25, 2003. The acquisition resulted in the recording of approximately $67.9 million of goodwill and other intangibles. The company acquired assets, loans and deposits of $367.9 million, $223.1 million, and $289.4 million, respectively. All National Penn share and per share information in this paragraph has been restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is available in the Company’s Reports on Form 8-K dated September 24, 2002 and February 4, 2003, each filed with the SEC, and in the Company’s registration statement on Form S-4, filed with the SEC on December 6, 2002, and amended on December 31, 2002.

ACQUISITION OF HOMETOWNE HERITAGE BANK

On December 12, 2003, the Company completed a merger with HomeTowne Heritage Bank (“HomeTowne”). Under the terms of the merger, each outstanding share of common stock of HomeTowne was exchanged for $13.697 in cash resulting in the payment of approximately $37.6 million. In addition, outstanding stock options to purchase 984,332 shares of HomeTowne common stock were converted into stock options to purchase 360,901 shares of the Company’s common stock, with an exercise price ranging between $9.68 and $19.36 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include HomeTowne’s results from and after December 12, 2003. The acquisition resulted in the recording of approximately $25.6 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $165.8 million, $157.1 million, and $134.4 million, respectively. All National Penn share and per share information in this paragraph has been retroactively restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is available in the Company’s Reports on Form 8-K dated April 30, 2003 and December 12, 2003, filed with the SEC.

ACQUISITION OF PEOPLES FIRST, INC.

On June 10, 2004, National Penn Bancshares, Inc. completed the acquisition of Peoples First, Inc. (“Peoples”), parent company of The Peoples Bank of Oxford. The Peoples Bank of Oxford, headquartered in Oxford, Pennsylvania, operated eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland, at the time of acquisition.

Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 1.88125 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 3,893,062 shares of National Penn common stock and payment of approximately $43.9 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 134,088 shares of National Penn common stock, with an exercise price of $11.20 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples’ results from and after June 10, 2004. The acquisition resulted in the recording of approximately $83.1 million of goodwill and $8.5 million of other intangible assets. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.2 million, respectively. All National Penn share and per share information in this paragraph has been retroactively restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. Additional information is provided in the Company's Report on Form 8-K dated December 17, 2003, filed with the SEC. Additional information is also provided in the Company's registration statement on Form S-4, filed with the SEC on April 9, 2004, and amended on April 26, 2004, and in the Company’s Report on Form 8-K dated June 10, 2004, filed with the SEC.

INSURANCE AGENCY ACQUISITIONS

On January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. All agencies will retain their names and operate as divisions of National Penn Bank’s insurance agency subsidiary, National Penn Insurance Agency, Inc. The transactions resulted in the issuance of 20,056 shares of the Company’s common stock and cash payments totaling $3.6 million. The acquisitions resulted in the recording of approximately $4.3 million of goodwill.

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is set forth in Footnote 1 to the Consolidated Financial Statements included in this Report at Item 8. This information is incorporated herein by reference.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The recovery in the general economy will likely generate loan growth in 2005 in the low double-digit percentages.

•	The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, and to increase our non-interest income, especially revenues from insurance and wealth management activities. We anticipate continued pressure on net interest margin through the end of 2005.

The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions and their effect on its loan volume as well as its overall credit quality.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis at Item 7 in this Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS

Cash and due from banks	$85,118	$96,164
Interest bearing deposits in banks	8,776	2,233

Total cash and cash equivalents	93,894	98,397

Investment securities held to maturity	90,967	-
Investment securities available for sale, at fair value	1,098,836	934,375
Loans and leases held for sale	11,801	29,344
Loans and leases, less allowance for loan and lease losses of $57,590
and $49,265 in 2004 and 2003, respectively	2,805,048	2,192,090
Premises and equipment, net	53,719	43,653
Accrued interest receivable	17,823	14,309
Bank owned life insurance	79,545	69,937
Goodwill	186,945	99,313
Other Intangibles	18,462	11,897
Unconsolidated investments under the equity method	3,854	2,968
Other assets	17,899	16,291

Total assets	$4,478,793	$3,512,574

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$515,901	$386,620
Interest-bearing	2,627,292	2,048,676

Total deposits	3,143,193	2,435,296

Securities sold under repurchase agreements and federal funds purchased	504,051	500,038
Short-term borrowings	10,000	10,000
Long-term borrowings	229,926	164,037
Subordinated debt	127,063	-
Guaranteed preferred beneficial interests in Company’s subordinated debentures	-	63,250
Accrued interest payable and other liabilities	36,435	22,140

Total liabilities	4,050,668	3,194,761

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	--	--
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2004 - 34,510,798; 2003 - 30,355,633, net of shares
in Treasury: 2004 - 87,960; 2003 - 2,626	362,007	272,534
Retained earnings	48,485	25,770
Accumulated other comprehensive income	19,915	19,595
Treasury stock, at cost	(2,282)	(86)

Total shareholders’ equity	428,125	317,813

Total liabilities and shareholders’ equity	$4,478,793	$3,512,574

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002

INTEREST INCOME
Loans and leases, including fees	$155,105	$129,569	$125,952
Investment securities
Taxable	30,509	22,510	24,040
Tax-exempt	12,993	13,017	12,292
Federal funds sold	84	492	822
Deposits in banks	84	60	72

Total interest income	$198,775	$165,648	$163,178

INTEREST EXPENSE
Deposits	38,141	33,753	42,223
Securities sold under repurchase agreements and federal funds purchased	6,246	3,964	4,599
Short-term borrowings	55	40	105
Long-term borrowings	16,051	13,342	14,172

Total interest expense	60,493	51,099	61,098

Net interest income	138,282	114,549	102,080

Provision for loan and lease losses	4,800	9,371	13,585

Net interest income after provision for loan and lease losses	133,482	105,178	88,495

NON-INTEREST INCOME
Trust income	5,948	5,322	5,314
Service charges on deposit accounts	15,230	12,099	10,840
Bank owned life insurance income	3,725	3,590	3,716
Other service charges and fees	11,021	10,365	8,510
Net gains (losses) on sale of investment securities	(84)	(369)	214
Mortgage banking income	3,829	5,146	5,459
Insurance commissions and fees	3,704	2,654	197
Service charges cash management	2,642	2,212	2,032
Equity in undistributed net earnings of affiliates	759	266	268

Total non-interest income	46,774	41,285	36,550

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	64,159	56,181	45,258
Net premises and equipment	16,451	14,133	12,436
Advertising and marketing expense	4,331	3,604	3,234
FHLB prepayment fee	-	7,002	-
Special charge for fraud loss	6,684	-	-
Other operating expenses	25,866	22,113	21,340

Total non-interest expenses	117,491	103,033	82,268

Income before income taxes	62,765	43,430	42,777

Income taxes	14,851	8,697	8,603

Net income from continuing operations	47,914	34,733	34,174
Net income from discontinued operations, net of taxes	-	8,621	2,060
NET INCOME	$47,914	$43,354	$36,234

PER SHARE OF COMMON STOCK
Basic earnings	$1.47	$1.46	$1.33
Diluted earnings	$1.44	$1.42	$1.31
Dividends paid in cash	$0.77	$0.71	$0.65

The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands)

				Accumlated
				other			Compre-
	Common		Retained	comprehensive	Treasury		hensive
	Shares	Amount	earnings	Income	stock	Total	income

Balance at January 1, 2002	19,926,863	$166,138	$29,333	$3,119	$(2,908)	$195,682
Net income	-	-	36,234	-	-	36,234	$36,234
Cash dividends declared	-	-	(18,040)	-	-	(18,040)
5% stock dividend	673,764	8,757	(16,934)	-	8,177	-
Other comprehensive income, net
of reclassification adjustment
and taxes	-	-	-	16,177	-	16,177	16,177
Total comprehensive income	-	-	-	-	-	-	$52,411
Effect of treasury stock transactions	99,155	(2,424)	-	-	(5,269)	(7,693)

Balance at December 31, 2002	20,699,782	172,471	30,593	19,296		222,360

Net income	-	-	43,354	-	-	43,354	$43,354
Cash dividends declared	-	-	(16,475)	-	-	(16,475)
5% stock dividend	1,152,796	31,702	(31,702)	-	-	-
Shares issued under stock based plans	66,884	4,890	-	-	-	4,890
Shares issued for acquisition of
FirstService Bank	2,563,337	68,726	-	-	5,610	74,336
Valuation of stock options for
acquisition of HomeTowne
Heritage Bank	-	4,388	-	-	-	4,388
Other comprehensive income, net
of reclassification adjustment
and taxes	-	-	-	299	-	299	299
Total comprehensive income	-	-	-	-	-	-	$43,653
Effect of treasury stock transactions	(198,293)	(9,643)	-	-	(5,696)	(15,339)

Balance at December 31, 2003	24,284,506	272,534	25,770	19,595	(86)	317,813

Net income	-	-	47,914	-		47,914	$47,914
Cash dividends declared	-	-	(25,199)	-		(25,199)
5-for4 stock split	6,905,251	-	-	-		-
Shares issued under stock based plans	607,080	1,596	-	-	10,753	12,349
Shares issued for acquisition of Peoples First, Inc. and Pennsurance	3,048,637	87,877	-	-	(2,097)	85,780
Other comprehensive income, net
of reclassification adjustment
and taxes	-	-	-	320	-	320	320
Total comprehensive income	-	-	-	-	-	-	$48,234
Treasury shares purchased	(334,676)	-	-	-	(10,852)	(10,852)

Balance at December 31, 2004	34,510,798	$362,007	$48,485	$19,915	$(2,282)	$428,125

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands, except per share data)

	Year Ended December 31
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES	$47,914	$43,354	$36,234
Net Income Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	4,800	9,371	13,585
Depreciation and amortization	7,996	6,260	4,459
Deferred income tax expense	(2,569)	2,895	6,676
Amortization of premiums and discounts on investment securities, net	(1,047)	319	2,597
Investment securities (gains) losses, net	84	369	(214)
Mortgage loans originated for resale	(135,544)	(224,585)	(109,946)
Sale of mortgage loans originated for resale	138,056	228,986	112,372
Gain on sale of mortgage loans originated for resale	(2,512)	(4,401)	-
Changes in assets and liabilities
(Increase) decrease in accrued interest receivable	(1,967)	1,299	613
(Decrease) increase in accrued interest payable	3,807	(1,865)	(3,719)
(Decrease) increase in other assets	660	333	(4,419)
Increase (decrease) in other liabilities	8,454	(64)	1,781
Decrease (increase) in assets from discontinued operations	-	207,275	(41,527)
Increase (decrease) in liabilities from discontinued operations	-	(190,684)	43,817
Net cash provided by operating activities	68,132	78,862	62,309

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for business sold	-	34,500	-
Cash paid in excess of cash equivalents for business acquired	(35,205)	(33,998)	(8,624)
Proceeds from maturities of investment securities held to maturity	1,282	-	-
Purchase of investment securities held to maturity	(92,249)	-	-
Proceeds from sales of investment securities available for sale	56,299	34,663	20,458
Proceeds from maturities of investment securities available for sale	212,975	100,895	63,910
Purchase of investment securities available for sale	(380,719)	(347,742)	(124,085)
Net increase in loans	(243,917)	(111,924)	(6,217)
Purchases of premises and equipment	(6,644)	(9,507)	(4,824)
Purchase of bank owned life insurance	-	-	(2,637)

Net cash used in investing activities	(488,178)	(333,113)	(62,019)

CASH FLOWS FROM FINANCING ACTIVITIES Net increase in interest and non-interest bearing demand
deposits and savings accounts	210,742	138,495	138,768
Net (decrease) increase in certificates of deposit	114,664	(52,474)	(151,635)
Net increase in securities sold under agreements to repurchase and federal funds purchased	17,424	191,750	13,370
Net (decrease) increase in short-term borrowings	-	(614)	1,135
Proceeds from new long-term borrowings	50,000	70,000	70,000
Repayments of long-term borrowings	(15,443)	(82,854)	(40,272)
Issuance of subordinated debentures	61,857	-	63,250
Redemption of subordinated debentures	-	-	(40,250)
Shares issued under stock-based plans	12,349	794	-
Purchase of treasury stock	(10,852)	(15,339)	(7,693)
Cash dividends	(25,199)	(21,234)	(17,664)
Net cash provided by financing activities	415,543	228,524	29,009
Net increase (decrease) in cash and cash equivalents	(4,503)	(25,727)	29,299
Cash and cash equivalents at beginning of year	98,397	124,124	94,825
Cash and cash equivalents at December 31	$93,894	$98,397	$124,124

The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

National Penn Bancshares, Inc. (the Company), primarily through its Bank subsidiary, National Penn Bank (NPB) and NPB’s divisions, FirstService Bank, HomeTowne Heritage Bank and The Peoples Bank of Oxford, serves residents and businesses of southeastern Pennsylvania. NPB, which has 74 community office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits.

As of December 31, 2004, trust and investment management services were provided through Investors Trust Company (ITC) and FirstService Capital, Inc. National Penn Mortgage Company (NPMC) is a mortgage banking company and is engaged in the activity of extending residential mortgages. Securities brokerage services have been provided through a third party vendor since December 2004. Prior to December 2004, the Company provided securities brokerage services through Penn Securities, Inc., a registered broker-dealer subsidiary. National Penn Leasing Company (NP Leasing) provides commercial equipment leases. Insurance services are provided through National Penn Insurance Agency, Inc.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accounting policies followed by the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice within the banking industry.

The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, NPB, ITC, National Penn Investment Company, National Penn Life Insurance Company, and NPB’s wholly owned subsidiaries NPMC, Penn Securities, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., FirstService Capital, Inc., National Penn Insurance Agency, Inc., FSB Realty, Peoples First Business Investment Company, LLC, and National Penn Management Services LLC. NPB Capital Trust II is included in the consolidated financial statements as of and for the year ended December 31, 2003. Due to the Company’s adoption of FIN 46(R) in the first quarter of 2004, NPB Capital Trust II is not included in the consolidated financial statements as of and for the year ended December 31, 2004 (for further information, see “Variable Interest Entities” in this Footnote No. 1). The Company’s investment in unconsolidated subsidiaries that range between 20% and 50% are accounted for using the equity method of accounting. All material inter-company balances have been eliminated.

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
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses and certain intangible assets, such as goodwill and core deposits.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s activities are with customers located throughout southeastern Pennsylvania. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. Additional discussion of the Company’s lending activities may be found in the Item 1 discussion of the Company’s business and Item 7 - management discussion and analysis of financial condition and results of operations.

The Company’s commercial portfolio has a concentration in loans to commercial real estate investors and developers. There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity.

The Company attempts to mitigate these risks by making an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner. The Company will also require the borrower to provide financial information on the operation of the business periodically over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

INVESTMENT SECURITIES

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders’ equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. NPB sold the servicing on all of the loans securitized.

Certain investment securities are classified as held-to-maturity. The Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are classified at amortized cost.

In 2004 and 2003, NPB securitized approximately $41.8 million and $123.8 million, respectively, of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association. NPB recognized no gain or loss on the transaction as it retained all of the resulting securities. All of the resulting securities were classified as investment securities available for sale.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amount outstanding. Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan’s yield.

The allowance for loan losses is established through a provision for loan losses charged as an expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans, and prior loan loss experience. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales or securitizations. At December 31, 2004 and December 31, 2003, cost approximated fair value.

The Company accounts for its impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 114 excludes such homogeneous loans as consumer and mortgage.

The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

The Company adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. The Company previously did not record an initial liability, except to the extent fees were paid by the customer, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Management does not expect  SOP 03-3  to have a material effect on the Company’s financial position or results of operations.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has recognized core deposit intangibles, as a result of branch acquisitions. Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized. Core deposit and other intangibles of $18,462,000 and $11,897,000, net of accumulated amortization at December 31, 2004 and December 31, 2003, respectively, are being amortized over nine years. The estimated useful lives of the existing deposit base is an average of ten years. Amortization expense for core deposit and other intangibles for the year ended December 31, 2004, 2003 and 2002 was $1,903,000, $1,022,000 and $249,000, respectively.

Substantially all outstanding goodwill resulted from the acquisitions of Pennsurance, and D. E. Love Insurance, both divisions of National Penn Insurance and Peoples First, Inc. in 2004 and FirstService Bank and Hometowne Heritage Bank in 2003. The balance of goodwill and intangibles at December 31, 2004 and 2003 was $205,407,000 and $111,210,000, respectively. The Company expanded its market role in Bucks, Chester and Lancaster Counties, Pennsylvania. However, if such benefits, including new business, are not derived, impairment may be recognized.

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. As a result of the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at June 30, 2004.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

OTHER ASSETS

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

BANK OWNED LIFE INSURANCE

In 1998 and 1999, the Company invested in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best, and the earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

EMPLOYEE BENEFIT PLANS

The Company has certain employee benefit plans covering substantially all employees. The Company follows the disclosure provisions of SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was revised in December 2003. SFAS No. 132(R), as revised, requires additional employers’ disclosures about pension and other postretirement benefit plans as of December 31, 2003. Certain disclosures related to estimated future benefit payments are effective for fiscal years ending after June 14, 2004. Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

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

At December 31, 2004, the Company had two stock-based employee compensation plans, which are more fully described in Footnote 15. At December 31, 2004, the Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). Not included in these computations are substitute options issued in the

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

course of bank acquisitions that are accounted for at fair value through the application of purchase accounting requirements.

		Year ended December 31,
		2004	2003	2002

Net income, as reported		$47,914	$43,354	$36,234
Less: stock-based compensation costs
determined under fair value based
method for all awards		1,130	852	558

Net income, pro forma		$46,784	$42,502	$35,676

Earnings per share of common stock - basic	As reported	$1.47	$1.46	$1.33
	Pro forma	1.43	1.42	1.31

Earnings per share of common stock - diluted	As reported	1.44	1.42	1.31
	Pro forma	1.40	1.39	1.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 3.20%, 3.02%, and 3.28%, expected volatility of 26.0%, 27.7%, and 35.1%; risk-free interest rates for each plan of 4.18% and 4.19% for 2004, 3.93% and 4.04% for 2003, and 5.50% and 3.93% for 2002; and expected lives of 6.5 years for each plan in 2004, 6.83 years and 6 years for each plan in 2003, and 8.50 years and 6.83 years for each plan in 2002.

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

STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Interest	$58,518	$50,525	$64,637
Taxes	13,795	9,999	10,174

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

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

EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All per share information in the financial statements has been adjusted retroactively for the effect of stock dividends and splits.

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

ADVERTISING COSTS

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

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

The Company enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future interest expense. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassified into earnings, when the hedged transaction culminates, are included in interest expense. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in interest expense. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. All of the Company’s interest rate swap contracts matured in December 2004, prior to year-end. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the years ended December 31, 2004 and 2003.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

On March 9, 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender not consider the expected future cash flows related to loan servicing or include internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives.

The Company adopted SAB 105 at the beginning of the second quarter 2004. It is effective for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At December 31, 2004, such commitments with a notional amount of approximately $23.5 million were outstanding. The Company’s methodology for valuing these unfunded commitments is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market on December 31, 2004. The Company’s prior accounting policy was to not record the fair value of these commitments because they were immaterial. The application of SAB 105 did not have a material impact on the Company’s results of operations.

VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

In first quarter 2004, management determined that NPB Capital Trust II qualified as a variable interest entity under FIN 46, as revised. NPB Capital Trust II had previously issued mandatorily redeemable preferred capital securities to investors and loaned the proceeds to the Company through the purchase of debentures as discussed above. NPB Capital Trust II is included in the Company’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company de-consolidated NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

capital securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. The de-consolidation resulted in the investment in the common capital securities of NPB Capital Trust II being included in unconsolidated investments under the equity method as of March 31, 2004 with a corresponding increase in outstanding debt of $2.0 million. In addition, the income received on the Company’s common capital securities investment is included in equity in earnings of unconsolidated subsidiaries. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

	December 31, 2004			December 31, 2003			December 31, 2002
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	Tax	(expense)	Tax	Tax	(expense)	Tax	Tax	(expense)	Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

Unrealized gains (losses)
on investment securities
Unrealized holding gains
(loss) arising during period	$1,205	$(143)	$1,062	$3,589	$(1,568)	$2,021	$20,858	$(7,301)	$13,557
Less reclassification adjust-
ment for gains (losses)
realized in net income	(84)	29	(55)	(369)	129	(240)	214	(75)	139
Unrealized gains (losses)
on investment securities	1,289	(172)	1,117	3,958	(1,697)	2,261	20,644	(7,226)	13,418
Change in fair value of cash
flow hedges	(797)	-	(797)	(1,962)	-	(1,962)	2,759	-	2,759
Other comprehensive
income (loss), net	$492	$(172)	$320	$1,996	$(1,697)	$299	$23,403	$(7,226)	$16,177

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

2.	ACQUISITIONS AND DISPOSITIONS

Insurance Agency Acquisitions

On January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. All agencies will retain their names and operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. The transactions resulted in the issuance of 20,056 shares of the Company's common stock and cash payments totaling $3.6 million. The acquisitions resulted in the recording of approximately $4.3 million of goodwill.

Acquisition of Peoples First, Inc.

On June 10, 2004, the Company completed the acquisition of Peoples First, Inc. (“Peoples”), parent company of The Peoples Bank of Oxford. The Peoples Bank of Oxford, headquartered in Oxford, Pennsylvania, operated eight community offices in Chester and Lancaster Counties, Pennsylvania, and one community office in Cecil County, Maryland, at the time of acquisition.

Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 1.88125 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 3,893,062 shares of National Penn common stock and payment of approximately $43.9 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 134,088 shares of National Penn common stock, with an exercise price of $11.20 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples’ results from and after June 10, 2004. The acquisition resulted in the recording of approximately $83.1 million of goodwill and $8.5 million of other intangible assets. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.2 million, respectively. All National Penn share and per share information in this paragraph has been retroactively restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

Acquisition of HomeTowne Heritage Bank

On December 12, 2003, the Company completed a merger with HomeTowne Heritage Bank (“HomeTowne”). Under the terms of the merger, each outstanding share of common stock of HomeTowne was exchanged for $13.697 in cash resulting in the payment of approximately $37.6 million. In addition, outstanding stock options to purchase 984,332 shares of HomeTowne common stock were converted into stock options to purchase 360,901 shares of the Company’s common stock, with an exercise price ranging between $9.68 and $19.36 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include HomeTowne’s results from and after December 12, 2003. The acquisition resulted in the recording of approximately $23.3 million of goodwill and $2.3 million of other intangible assets. The Company acquired assets, loans and deposits of $165.8 million, $157.1 million, and $134.4 million, respectively. All National Penn share and per share information in this paragraph has been retroactively restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

2. ACQUISITIONS AND DISPOSITIONS - Continued

Acquisition of FirstService Bank

On February 25, 2003, the Company completed a merger with FirstService Bank (“FirstService”). Under the terms of the merger, each outstanding share of FirstService common stock was converted into 0.7443 shares of the Company’s common stock plus $3.90, resulting in an issuance of 3,204,440 shares of the Company’s common stock and approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 803,961 shares of the Company’s common stock, with an exercise price of either $5.35 or $10.70 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include FirstService’s results from and after February 25, 2003. The acquisition resulted in the recording of approximately $59.2 million of goodwill and $8.7 million of other intangibles. The company acquired assets, loans and deposits of $367.9 million, $223.1 million, and $289.4 million, respectively. All National Penn share and per share information in this paragraph has been restated to reflect National Penn’s five-for-four stock split effective as of September 30, 2004.

Disposition of Panasia Bank, N.A.

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

The following represents the per share amounts for continuing and discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002

Net income per share - basic
Continuing operations	$1.47	$1.16	$1.26
Discontinued operations	-	.30	.07

Net Income per share - basic	$1.47	$1.46	$1.33

Net income per share - diluted
Continuing operations	$1.44	$1.14	$1.24
Discontinued operations	-	.28	.07

Net income per share - diluted	$1.44	$1.42	$1.31

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury and U.S. Government agencies	$219,285	$2,837	$(1,378)	$220,744
State and municipal bonds	261,906	17,767	(108)	279,565
Mortgage-backed securities	529,033	3,591	(2,403)	530,221
Marketable equity securities and other	57,974	10,981	(649)	68,306

Totals - Investments Available for Sale	$1,068,198	$35,176	$(4,538)	$1,098,836

Held to Maturity
Mortgage-backed securities	$90,967	$-	$(346)	$90,621
Totals - Investments Held to Maturity	$90,967	$-	$(346)	$90,621

	December 31, 2003
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale*
U.S. Treasury and U.S. Government agencies	$111,183	$4,122	$(513)	$114,792
State and municipal bonds	259,623	18,189	(5)	277,807
Mortgage-backed securities	480,803	5,937	(1,994)	484,746
Marketable equity securities and other	53,781	4,177	(928)	57,030

Totals - Investments Available for Sale	$905,390	$32,425	$(3,440)	$934,375

*There were no investments held to maturity at December 31, 2003.

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2004 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Due in one year or less	$14,748	$14,720	$-	$-
Due after one through five years	355,462	358,405	-	-
Due after five through ten years	250,800	252,441	90,967	90,621
Due after ten years	389,214	404,964	-	-
Marketable equity securities and other	57,974	68,306	-	-
	$1,068,198	$1,098,836	$90,967	$90,621

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

3.	INVESTMENT SECURITIES - Continued

Proceeds from the sales of investment securities during 2004, 2003 and 2002, were $56,299,000, $34,663,000, and $20,458,000, respectively. Gross gains realized on those sales were $645,000, $0, and $464,000 in 2004, 2003 and 2002, respectively. Gross losses were $196,000 in 2004, $369,000 in 2003 and $250,000 in 2002. As of December 31, 2004 and 2003, investment securities with a fair value of $1,007,645,000 and $684,357,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2004 and 2003, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S.
Government Agencies	44	$126,857	$1,205	$10,827	$173	$137,684	1,378
State and municipal bonds	4	488	108	-	-	488	108
Mortgage-backed securities	66	256,666	1,546	112,389	1,203	369,055	2,749
Other bonds	3	1,756	20	-	-	1,756	20
Total debt securities	117	385,767	2,879	123,216	1,376	508,983	4,255
Marketable equity securities	9	949	50	8,220	579	9,169	629
Total securities	126	$386,716	$2,929	$131,436	$1,955	$518,152	$4,884

The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and is considered to be temporary.

4.	LOANS

Major classifications of loans, including $9.8 million and $9.1 million in unearned income in 2004 and 2003, respectively, are as follows (in thousands):

	December 31,
	2004	2003
Commercial and industrial loans and leases	$625,554	$482,884
Real estate loans
Construction and land development	201,410	149,531
Residential, including $11,801 and $29,344 in loans held for sale	1,025,955	754,977
Other (non-farm, non-residential real estate)	957,677	828,843
Loans to individuals	63,843	54,466
	2,874,439	2,270,701
Allowance for loan and lease losses	(57,590)	(49,265)

Total loans, net	$2,816,849	$2,221,436

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

4.	LOANS - Continued

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $11,103,000 and $13,673,000 at December 31, 2004 and 2003, respectively. If interest on these loans had been accrued, interest income would have decreased by approximately $343,000 for 2004 and $164,000 for 2003, as interest collected in these periods was accrued in prior years. Interest income would have increased $246,000 for 2002 if interest on these loans had been accrued. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $870,000 and $318,000 at December 31, 2004 and 2003, respectively.

The balance of impaired loans was $11,103,000 at December 31, 2004. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total of impaired loans with and without a valuation allowance at December 31, 2004 was $86,000 and $11,017,000, respectively. The valuation allowance related to impaired loans at December 31, 2004 was $86,000. The average impaired loan balance was $11,620,000 during 2004 and the income recognized on impaired loans during 2004 was $731,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The balance of impaired loans was $10,707,000 at December 31, 2003. The allowance for loan loss associated with the $10,707,000 of impaired loans was $971,000 at December 31, 2003. The average impaired loan balance was $13,589,000 during 2003, and the income recognized on impaired loans during 2003 was $452,000.

The balance of impaired loans was $10,508,000 at December 31, 2002. The allowance for loan loss associated with the $10,508,000 of impaired loans was $1,323,000 at December 31, 2002. The average impaired loan balance was $15,921,000 during 2002 and the income recognized on impaired loans during 2002 was $386,000.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Balance, beginning of year	$49,265	$40,578	$40,449
Provision charged to operations	4,800	9,371	13,585
Loans charged off	(5,617)	(12,344)	(15,365)
Recoveries	2,978	5,497	1,909
Acquisition of FirstService and HomeTowne	-	6,163	-
Acquisition of Peoples First	6,164	-	-

Balance, end of year	$57,590	$49,265	$40,578

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows (in thousands):

	Estimated	Year ended December 31,
	useful lives	2004	2003

Land	Indefinite	$6,855	$6,690
Buildings	5 to 40 years	46,101	33,488
Equipment	3 to 10 years	50,650	43,844
Leasehold improvements	2 to 40 years	6,482	6,001
		110,088	90,023
Accumulated depreciation and amortization		(56,369)	(46,370)

		$53,719	$43,653

Depreciation and amortization expense amounted to $5,247,000, $5,249,000 and $4,310,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $246,948,000 and $137,965,000 in 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows (in thousands):

2005	$449,812
2006	274,190
2007	92,601
2008	15,911
2009	25,718
Thereafter	3,716
$861,948

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

7.	SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

	At or for the year ended December 31,
	2004	2003	2002

Securities sold under repurchase agreements and
federal funds purchased
Balance at year-end	$504,051	$500,038	$252,086
Average during the year	501,781	324,492	237,401
Maximum month-end balance	635,067	500,038	272,322
Weighted average rate during the year	1.24%	1.22%	1.94%
Rate at December 31	1.79%	1.08%	1.25%

Short-term borrowings
Balance at year-end	$10,000	$10,000	$10,614
Average during the year	5,077	5,179	7,146
Maximum month-end balance	10,093	10,045	10,614
Weighted average rate during the year	1.08%	0.77%	1.46%
Rate at December 31	1.87%	0.59%	0.78%

The weighted average rates paid in aggregate on these borrowed funds for 2004, 2003 and 2002 were 1.24%, 1.21%, and 1.83% , respectively.

8.	LONG-TERM BORROWINGS

FHLB ADVANCES

At December 31, 2004, advances from the Federal Home Loan Bank (FHLB) totaling $229.9 million will mature within one to fifteen years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.26%. Unused lines of credit at the FHLB were $452,853,000 and $909,959,000 at December 31, 2004 and 2003, respectively.

Outstanding borrowings mature as follows (in thousands):

2005	$13,186
2006	37,608
2007	30,391
2008	31,412
2009	37,728
Thereafter	79,601
$229,926

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

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

SUBORDINATED DEBENTURES

As of December 31, 2004, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•	The $65.206 million of debentures issued to NPB Capital Trust II on August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

•	The $20.619 million of debentures issued to NPB Capital Trust III on February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust IV on March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust V on April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

On October 31, 2002, the Company used a portion of the net proceeds from these Debentures to redeem the $40.25 million aggregate amount of 9% trust preferred securities issued by the Company in May 1997. As a result, the Company wrote-off the associated unamortized issuance cost of $822,000 which is included in other operating expense in 2002.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

9. BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering substantially all employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten years of employment. The Company’s policy is to fund pension costs allowable for income tax purposes.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets (in thousands):

	December 31,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$20,384	$15,961
Service cost	1,572	1,264
Interest cost	1,266	1,069
Actual gain	709	654
Benefits paid	(451)	(391)
Effect of change in assumptions	1,075	1,827
Benefit obligations at end of year	24,555	20,384

Change in plan assets
Fair value of plan assets at beginning of year	18,908	15,620
Actual return on plan assets	1,437	2,492
Employer contribution	1,329	1,187
Benefits paid	(451)	(391)
Fair value of plan assets at end of year	21,223	18,908

Funded status	(3,332)	(1,476)
Unrecognized net actuarial gain	5,133	3,341
Unrecognized prior service cost	44	24

Prepaid benefit cost (included in other assets)	$1,845	$1,889

The accumulated benefit obligation was $ 17,978,000 and $14,789,000 at December 31, 2004 and 2003, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

9. BENEFIT PLANS - Continued

Net pension cost included the following components (in thousands):

	Year ended December 31,
	2004	2003	2002

Service cost	$1,572	$1,264	$1,274
Interest cost on projected benefit obligation	1,266	1,069	977
Actual return on plan assets	(1,437)	(2,492)	523
Net amortization and deferral	(28)	1,324	(1,734)

Net periodic benefit cost	$1,373	$1,165	$1,040

Weighted-average assumptions used
to determine benefit obligations at December 31
	2004	2003
Discount rate	6.13%	6.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used
to determine net periodic benefit cost
for years ended December 31
	2004	2003
Discount rate	6.13%	6.50%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets
	At December 31,
	2004	2003
Asset Category
Equity securities	53%	47%
Debt securities	38	36
Other	9	17
Total	100%	100%

The plan does not have any assets in the Company’s common stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

9.	BENEFIT PLANS - Continued

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2005	$455
2006	462
2007	607
2008	642
2009	813
Years 2010-2014	6,478

CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 3% to a maximum of 15% of their annual salary, with the Company matching 50% of any contribution between 3% and 7%. Matching contributions to the plan were $1.1 million, $965,000, and $758,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executives. The deferred compensation plans provide for annual payments for fifteen or ten years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participant’s remaining periods of service. The expense recorded in connection with these deferred compensation plans, which are unfunded, was $120,000, $320,000, and $464,000 for the years ended December 31, 2004, 2003 and 2002.

The Company, through its acquisitions of FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain executive officers. These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62. The SERPs also provide for survivor and certain other termination benefits. The expense recorded in connection with these SERPs was $940,000 and $231,000 for the years ended December 31, 2004 and 2003, respectively. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $17.1 million that are used as a method of funding benefits under these plans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

10.	INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Income tax expense
Current	$14,564	$5,104	$7,379
Deferred federal benefit	(2,569)	(503)	(78)
	11,995	4,601	7,301
Additional paid-in capital from benefit
of stock options exercised	2,856	4,096	1,302

Applicable income tax expense	$14,851	$8,697	$8,603

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Computed tax expense at statutory rate	$21,968	$15,201	$14,972
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(6,891)	(6,697)	(6,478)
Other, net	(226)	193	109

Applicable income tax expense	$14,851	$8,697	$8,603

Deferred tax assets and liabilities consist of the following (in thousands):
	2004	2003

Deferred tax assets
Allowance for loan and lease loss	$18,924	$16,015
Deferred compensation	3,484	2,342
Loan sales valuation	54	54
Special charge for fraud loss	2,339	-
	24,801	18,411
Deferred tax liabilities
Pension	1,281	1,006
Partnership investments	718	588
Depreciation	1,505	1,293
Investment securities available for sale	10,723	10,122
Rehab credit adjustment	44	44
Loan costs	1,748	-
Core deposit intangibles	5,960	3,591
	21,979	16,644

Net deferred tax asset (included in other assets)	$2,822	$1,767

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

10.	INCOME TAXES - Continued

As a result of the acquisition of Peoples First, Inc., the Company acquired a net deferred tax liability of $1,202,000 in 2004, which includes $3,252,000 related to the recognition of the core deposit intangible and unrealized holding gains in 2004.

As a result of the acquisitions of FirstService, HomeTowne Heritage, the Company acquired a net deferred tax liability of $2,199,000, which included $3.6 million in 2003 related to the recognition of the core deposit intangible and unrealized holding gains.

11. SHAREHOLDERS’ EQUITY

On August 25, 2004, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004. All weighted average share and per share information has been retroactively restated.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1.25 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans, and employee stock purchase plan No timetable was set for these repurchases. As of December 31, 2004, 690,004 shares had been repurchased at an average price of $25.86 per share.

On August 27, 2003, the Company’s Board of Directors declared a 5% stock dividend to shareholders of record on September 12, 2003, which was paid on September 30, 2003.

On October 23, 2002, the Company’s Board of Directors declared a 5% stock dividend to shareholders of record on December 6, 2002 and which was paid on December 27, 2002.

On June 26, 2002, the Company’s Board of Directors authorized the repurchase of up to 1.25 million shares of the company’s common stock (2002 repurchase plan) to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. The Company completed the 2002 repurchase plan on October 29, 2003 with an average price of $24.02.

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

After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 19.9% beneficial owner or an “adverse person”) will entitle the holders to purchase either the Company’s common shares or the common shares of the potential acquirer at a substantially reduced price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

12. SHAREHOLDER RIGHTS PLAN - Continued

The Company is generally entitled to redeem the rights at $0.001 per right at any time until the 10th business day following a public announcement that a 19.9% position has been acquired. Rights are not redeemable following an “adverse person” determination.

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

13. EARNINGS PER SHARE

	Year ended December 31, 2004
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to common stockholders	$47,914	32,638	$1.47
Effect of dilutive securities
Options	-	713	(.03)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$47,914	33,351	$1.44

Options to purchase 771,613 shares of common stock at $25.88 to $28.50 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2003
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to common stockholders	$43,354	29,766	$1.46
Effect of dilutive securities
Options	-	748	(.04)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$43,354	30,514	$1.42

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

13. EARNINGS PER SHARE - Continued

Options to purchase 408,750 shares of common stock at $25.88 to $26.50 per share were outstanding during 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2002
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to common stockholders	$36,234	27,271	$1.33
Effect of dilutive securities
Options	-	358	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$36,234	27,629	$1.31

Options to purchase 726,280 shares of common stock at $19.40 to $19.81 per share were outstanding during 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

14. COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

Year ending December 31,

2005	$3,229
2006	2,864
2007	2,440
2008	1,866
2009	1,761
Thereafter	13,416

$25,576

The total rental expense was approximately $3,885,000, $3,462,000, and $3,088,000 in 2004, 2003 and 2002, respectively.

OTHER

For the year ended December 31, 2004, the Company recorded a liability of approximately $6.7 million in relation to a fraud loss discovered by management on January 6, 2005. This estimated amount that has been identified as a probable loss was determined with the assistance of outside forensic accounting experts.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

14. COMMITMENTS AND CONTINGENT LIABILITIES - Continued

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15. STOCK-BASED COMPENSATION

The Company maintains an Officers’ and Key Employees’ Stock Compensation Plan (Officers’ Plan). A total of 3,375,674 shares of common stock have been made available for options or restricted stock to be granted through December 17, 2006. Options granted under the Officers’ Plan will vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 2,231,435 outstanding options under the Officers’ Plan at December 31, 2004. Options granted under the Company’s previous stock option plan, are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. Under the prior plan, there are 225,983 outstanding options at December 31, 2004.

In addition, the Company has a Non-Employee Directors’ Stock Option Plan (Directors’ Plan). Under the Directors’ Plan, a total of 431,340 shares of common stock were made available for option grants through January 2004. There are 90,468 outstanding options under the Directors’ Plan at December 31, 2004. No further options may be granted under the Directors’ Plan.

The number of shares available for granting under the Officers’ Plan totaled 283,655 at December 31, 2004. As of December 31, 2004, 642,571 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 134,088 substitute options issued in 2004 as a result of the acquisition of Peoples First, Inc.

A summary of the status of the Company’s fixed option plans is presented below:

	December 31,
	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of year	3,283,832	$15.74	2,621,646	$15.61	2,935,447	$14.45
Granted	512,307	23.83	1,726,444	13.57	398,201	19.28
Exercised	(566,063)	10.87	(965,569)	11.63	(678,849)	12.79
Forfeited	(39,619)	19.05	(98,689)	14.79	(33,153)	14.94

Outstanding, end of year	3,190,457	$17.86	3,283,832	$15.74	2,621,646	$15.61

Options exercisable at year-end	2,096,067		2,173,361		1,587,084

Weighted average fair value of
Options granted during the year		$7.82		$8.52		$5.77

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

15. STOCK-BASED COMPENSATION - Continued

The following table summarizes information about nonqualified options outstanding at December 31, 2004:

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2004	Weighted average exercise price

$2.86 - 5.70	$51,903	3.2	$5.10	51,903	$5.10
5.71 - 8.55	9,476	2.7	6.95	9,476	6.95
8.56 - 11.40	723,082	4.1	10.02	723,082	10.02
11.41 - 14.25	278,634	6.1	14.02	220,117	13.97
14.26 - 17.10	410,049	4.2	16.71	410,049	16.71
17.11 - 19.95	923,434	6.7	18.71	587,046	18.78
19.96 - 22.80	22,266	8.0	20.29	12,214	20.45
$25.66 - 28.50	771,613	9.5	27.11	82,180	25.90

	3,190,457	6.4	$17.86	2,096,067	$14.75

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At December 31, 2004, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a national amount of approximately $23.5 million. Likewise, the Company had offsetting investor interest rate lock commitments of approximately $23.5 million whereby the investor has agreed to purchase the mortgage at or near the time of funding. The amount of these commitments was not material at December 31, 2003.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003

Financial instruments whose contract amounts represent
credit risk
Commitments to extend credit	$960,560	$747,338
Commitments to fund mortgages held for sale	23,549	-
Letters of credit	89,342	54,533

Financial instruments whose notional or contract amounts
exceed the amount of credit risk
Interest rate swap agreements	--	40,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. Management, based upon their periodic analysis, has determined that a SFAS No. 5 reserve is not necessary at December 31, 2004. The standby letters of credit expire as follows: $68,260,000 in 2005, $10,336,000 by 2008, and the remaining $10,746,000 after 2008. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The Company would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2004, varies up to 100%; the average amount collateralized is 75%.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

In 2004, 2003 and 2002, the interest rate swaps had the effect of increasing the Company’s net interest income by $914,000, $1,485,000, and $1,713,000, respectively, over what would have been realized had the Company not entered into the swap agreements.
17. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For The Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2004 and 2003, were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Cash and cash equivalents	$93,894	$93,894	$98,397	$98,397
Investment securities available for sale	1,098,836	1,098,836	934,375	934,375
Investment securities held to maturity	90,967	90,621	0	0

Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

17. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

	December 31, 2004		December 31, 2003
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
	(in thousands)

Deposits with stated maturities	$861,948	$879,671	$658,605	$670,613
Repurchase agreements, federal funds
Purchased and short-term borrowings	514,051	514,051	510,038	510,038
Long-term borrowings	229,926	253,106	164,037	169,558
Subordinated debt	127,063	155,081	63,250	74,329

Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $2.28 billion for 2004 and $1.78 billion for 2003.

The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

	December 31, 2004		December 31, 2003
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
(in thousands)

Net loans	$2,816,849	$2,939,416	$2,221,434	$1,934,278

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps are $ 0, and $797,000 at December 31, 2004 and 2003, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

18.	REGULATORY MATTERS

National Penn Bank (NPB) is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these balances for the year ended December 31, 2004, was approximately $15,680,000.

Dividends are paid by the Company from its assets, which are mainly provided by dividends paid by NPB. However, certain restrictions exist regarding the ability of NPB to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2005, NPB, without prior approval of bank regulators, can declare dividends to the Company totaling $26,351,000 plus additional amounts equal to the net earnings of NPB for the period January 1, 2005, through the date of declaration less dividends previously paid in 2005.

The Company and NPB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NPB must meet specific capital guidelines that involve quantitative measures of NPB’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. NPB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require NPB and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2004, that NPB and the Company meet all capital adequacy requirements to which they are subject.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

18. REGULATORY MATTERS - Continued

As of December 31, 2004, NPB met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NPB must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004

Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$366,955	11.27%	$260,437	8.00%	N/A	N/A
National Penn Bank	327,239	10.19%	256,995	8.00%	$321,244	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	326,053	10.02%	130,218	4.00%	N/A	N/A
National Penn Bank	286,868	8.93%	128,497	4.00%	192,746	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	326,053	7.86%	165,896	4.00%	N/A	N/A
National Penn Bank	286,868	7.00%	163,949	4.00%	204,936	5.00%

As of December 31, 2003

Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$282,581	11.00%	$205,507	8.00%	N/A	N/A
National Penn Bank	255,915	10.14%	201,973	8.00%	$252,466	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$250,259	9.74%	102,754	4.00%	N/A	N/A
National Penn Bank	224,188	8.88%	100,986	4.00%	151,479	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	250,259	7.84%	127,740	4.00%	N/A	N/A
National Penn Bank	224,138	7.06%	127,025	4.00%	158,781	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

CONDENSED BALANCE SHEETS
	December 31,
	2004	2003

Assets
Cash	$1,073	$26
Investment in Bank subsidiaries, at equity	505,866	352,904
Investment in other subsidiaries, at equity	54,049	47,574
Other assets	2,224	1,889

	$563,212	$402,393

Liabilities and shareholders’ equity
Long-term borrowings	$--	$3,938
Subordinated debt	127,063	--
Guaranteed preferred beneficial interests in Company’s
subordinated debentures	--	65,206
Other liabilities	8,024	15,436
Shareholders’ equity	428,125	317,813

	$563,212	$402,393

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2004	2003	2002

Income
Equity in undistributed net earnings of subsidiaries	$25,587	$4,921	$6,312
Dividends from subsidiary	27,113	34,149	31,789
Interest and other income	216	29	253
	52,916	39,099	38,354

Expense
Interest on subordinated debentures	7,249	5,119	4,983
Interest on long-term borrowings	19	121	288
Other operating expenses	311	68	1,024
	7,579	5,308	6,295

Income before income tax benefit	45,337	33,791	32,059
Income tax benefit	(2,577)	(942)	(2,115)
Income from continuing operations	47,914	34,733	34,174
Income from discontinued operations	--	8,621	2,060
Net income	$47,914	$43,354	$36,234

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$47,914	$43,354	$36,234
Equity in undistributed net earnings of subsidiaries	(25,587)	8,459	(6,312)
Equity in discontinued subsidiary	--	(8,621)	(2060)
(Increase) decrease in other assets	(335)	5,005	(5,980)
(Decrease) increase in other liabilities	(7,412)	10,660	-

Net cash provided by operating activities	14,580	58,857	21,882

Cash flows from investing activities
Cash received for business sold	--	34,500	-
Cash paid to acquire businesses	(43,945)	(54,400)	-
Sale or repayment of investments in subsidiaries	34,648	-	24,280
Additional investment in subsidiaries, at equity	(38,453)	(1,998)	(41,292)

Net cash (used in) provided by investing activities	(47,750)	(21,898)	(17,212)

Cash flows from financing activities
Repayment of long-term debt	(3,938)	(5,250)	(5,249)
Proceeds from issuance of subordinated debt	61,857	-	65,206
Repayment of subordinated debt	--	-	(41,495)
Proceeds from issuance of stock	12,349	4,890	-
Purchase of treasury stock	(10,852)	(15,339)	(7,693)
Cash dividends	(25,199)	(21,234)	(18,040)

Net cash (used in) provided by financing activities	34,217	(36,933)	(7,271)

Net (decrease) increase in cash and cash equivalents	1,047	26	(2,601)

Cash and cash equivalents at beginning of year	26	-	2,601

Cash and cash equivalents at end of year	$1,073	$26	$-

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

20.	SEGMENT INFORMATION

SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn operating segments to create one reportable segment, “Community Banking.”

The Company’s community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by NPB. For example, commercial lending is dependent upon the ability of NPB to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include ITC, Penn Securities, National Penn Life Insurance Company, NP Leasing, FirstService Capital, National Penn Insurance Company, and the Parent and are included in the “Other” category.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
	Banking	Other	Consolidated
	(in thousands)
December 31, 2004
Total assets	$3,912,837	$565,956	$4,478,793
Total deposits	3,143,193	-	3,143,193
Net interest income (loss)	143,275	(4,993)	138,282
Total non-interest income	34,000	12,774	46,774
Total non-interest expense	104,567	12,924	117,491
Net income (loss)	$52,076	$(4,162)	$47,914

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

20. SEGMENT INFORMATION - Continued

	Community
	Banking	Other	Consolidated
	(in thousands)
December 31, 2003
Total assets	$3,109,969	$402,605	$3,512,574
Total deposits	2,435,296	-	2,435,296
Net interest income (loss)	118,636	(4,087)	114,549
Total non-interest income	30,063	11,222	41,285
Total non-interest expense	92,357	10,676	103,033
Net income (loss) from continuing operations	38,509	(3,776)	34,733
Net income from discontinued operations	1,935	6,686	8,621
Net income (loss)	$40,444	$2,910	$43,354

December 31, 2002
Total assets	$2,561,860	$296,402	$2,858,262
Total deposits	1,925,964	-	1,925,964
Net interest income (loss)	107,020	(4,940)	102,080
Total non-interest income	28,388	8,162	36,550
Total non-interest expense	74,630	7,638	82,268
Net income (loss) from continuing operations	37,043	(2,869)	34,174
Net income from discontinued operations	2,060	-	2,060
Net income (loss)	$39,103	$(2,869)	$36,234

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2004 and 2003

21. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

(dollars in thousands, except per share data)
	Three months ended
2004	Dec. 31	Sept. 30	June 30	March 31

Interest income	$55,243	$53,133	$46,225	$44,174
Net interest income	37,288	37,165	32,404	31,425
Provision for loan losses	612	1,225	1,200	1,763
Net gains (losses) on sale of investment securities	645	100	--	(196)
Income before income taxes	13,507	18,082	16,273	14,903
Net income	10,633	13,733	12,180	11,368
Earnings per share of common stock - basic	0.30	0.40	0.40	0.37
Earnings per share of common stock - diluted	0.30	0.39	0.38	0.37

	Three months ended
2003	Dec. 31	Sept. 30	June 30	March 31

Interest income	$42,628	$41,149	$41,770	$40,101
Net interest income	30,264	28,561	28,541	27,183
Provision for loan losses	2,475	2,286	2,355	2,255
Net gains (losses) on sale of investment securities	-	(369)	-	-
Income before income taxes	12,506	5,370	12,799	12,755
Net income from continuing operations	10,499	4,419	10,057	9,758
Net income from discontinued operations	698	6,585	706	632
Net income	11,197	11,004	10,763	10,390
Earnings per share of common stock - basic	0.38	0.37	0.36	0.35
Earnings per share of common stock - diluted	0.37	0.36	0.35	0.34

During the fourth quarter 2004, the Company recorded a $6.7 million charge related to a fraud loss. Refer to the discussions in Footnote 14, in Item 1. “Business”, and in Results of Operations of this Report for additional information.

Report of Independent Registered Public Accounting Firm

Board of Directors
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Penn Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on internal control effectiveness due to the effects of a material weakness identified in management’s assessment process.

/s/ Grant Thornton LLP
GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2005

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. National Penn’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

National Penn’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of National Penn;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of National Penn’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of National Penn’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2004. Management’s assessment identified a material weakness in National Penn’s internal control over financial reporting in the processes for approving certain types of loans and changes to deposit account information. The identified material weakness related to the lack of effective segregation of duties and supervision in the loan underwriting and approval process in the Private Banking area at locations remote from Private Banking headquarters. As a result, when combined with the failure to effectively monitor maintenance activity on deposit accounts, management concluded that there was a material weakness in internal control over financial reporting. This weakness is further discussed in Item 9A of this Form 10-K.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, National Penn did not maintain effective internal control over financial reporting based on those criteria.

National Penn’s independent registered public accounting firm has issued an attestation report on management’s assessment of National Penn’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K immediately following this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Penn Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  National Penn Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment. There were ineffective controls in the processes for approving certain types of loans and changes to deposit account information. The identified weakness related to the lack of effective segregation of duties and supervision in the loan underwriting and approval process in Private Banking area locations remote from Private Banking headquarters. As a result, when combined with the failure to effectively monitor maintenance activity on deposit accounts, management concluded that there was a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 16, 2005 on those financial statements.

In our opinion, management's assessment that National Penn Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, National Penn Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2005

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of December 31, 2004, National Penn’s management, under the supervision and with the participation of National Penn’s chief executive officer and chief financial officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were not effective to provide reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s report on internal control over financial reporting as of December 31, 2004, and the related attestation report of the independent registered public accounting firm, Grant Thornton LLP, are included in this Report in Item 8 after the Notes to Consolidated Financial Statements on pages 94 and 95, and are incorporated by reference into this Item 9A.

As disclosed in management’s report on internal control, management’s assessment of the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2004 identified a material weakness in the processes for approving certain types of loans and changes to deposit account information. The identified material weakness related to the lack of effective segregation of duties and supervision in the loan underwriting and approval process in the Private Banking area at locations remote from Private Banking headquarters. (This material weakness was discovered in early January 2005 as a result of the fraud loss described in Item 1, Business, under the caption “Recent Developments,” which is incorporated by reference herein.) As a result, when combined with the failure to effectively monitor maintenance activity on deposit accounts, management concluded that there was a material weakness in internal control over financial reporting.

Management has appointed a task force of senior officers to develop a plan of remediation for the identified material weakness. This group is now actively engaged in developing such a plan. The plan will be reviewed and approved by National Penn’s Disclosure Committee, and will then be submitted for review and approval by executive management and the Audit Committee of the Board of Directors. In developing this plan, the task force is considering appropriate remedial changes (i) in the loan underwriting, approval and disbursement processes in the Private Banking area, and (ii) in the monitoring of maintenance activity on deposit accounts. In addition, the task force is considering possible changes in the following other areas: the use of official checks and counter checks, the confirmation of loan and deposit account information, review of employee access to the computer system used to maintain deposit accounts, the scope of the Loan Review function, the level of review of activity in employee accounts, the supervision and training of employees (particularly at branch locations), and the accountability of employees for misconduct.

Management seeks to approve and implement an appropriate plan of remediation for the identified material weakness as soon as possible. Approval is anticipated in early second quarter 2005. Depending on the nature of the changes contemplated by the final plan of remediation, implementation and subsequent testing for effectiveness may take through the remainder of 2005 and beyond.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. National Penn intends to continue to improve and refine its internal control over financial reporting. This process is ongoing, and National Penn seeks to foster an exemplary internal control environment.

There were no changes in National Penn’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting. National Penn anticipates that implementation of the final plan of remediation for the identified material weakness will materially improve National Penn’s internal control over financial reporting in the future. National Penn cannot predict the precise timing or effectiveness of any such changes.

Item 9B. OTHER INFORMATION.

  On November 24, 2004, based upon the recommendation of the Compensation Committee, National Penn’s Board of Directors (meeting in Executive Session with no management or non-independent directors present) set 2005 base salaries for Wayne R. Weidner, Chairman and Chief Executive Officer, and Glenn E. Moyer, President, of $393,750 and $315,000, respectively. Under their respective employment agreements, these 2005 salary amounts became, as of January 1, 2005, the minimum salary amounts for future years. Mr. Weidner’s employment agreement was included as Exhibit 10.1 in National Penn’s Report on Form 8-K dated February 4, 2003, filed with the Securities Exchange Commission on February 4, 2003. Mr. Moyer’s employment agreement was included as Exhibit 10.1 in National Penn’s Report on Form 8-K dated December 18, 2002, filed with the SEC on January 9, 2003. For additional information on executive compensation, see Item 11. “Executive Compensation” in this Report.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report. Information relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section captioned “Election of Directors” and the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of National Penn’s definitive Proxy Statement to be used in connection with National Penn’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions. A copy of the Code of Conduct is included in this Report as Exhibit 14.1.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the subsection captioned “Director Compensation” and the section captioned “Execution Compensation” of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT AND RELATED MATTERS.

Information required by this item is incorporated by reference to the sections captioned “Stock Ownership” and "Equity Compensation Plan Table" of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is incorporated by reference to the subsection captioned “Related Party and Similar Transactions” of the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to the subsection captioned “Audit Committee Report” of the Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries.
Consolidated Balance Sheets.
Consolidated Statements of Income.
Consolidated Statement of Changes in Shareholders’ Equity.
Consolidated Statements of Cash Flows.
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

(b) Exhibits.

2.1
Agreement dated September 24, 2002 between National Penn Bancshares, Inc., National Penn Bank and FirstService Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 of National Penn’s Report on Form 8-K dated September 24, 2002, as filed on September 27, 2002.)

2.2
Form of Letter Agreement between FirstService Bank directors and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 of National Penn’s Report on Form 8-K dated September 24, 2002.)

2.3
Agreement dated February 10, 2003 among National Penn Bancshares, Inc., Panasia Bank, N.A., and Woori America Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated February  10, 2003).

2.4
Guaranty Agreement dated February 10, 2003 of Woori Bank in favor of National Penn Bancshares, Inc. and Panasia Bank, N.A. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated February 10, 2003.)

2.5
Agreement and Plan of Merger dated April 30, 2003, by and among National Penn Bancshares, Inc., National Penn Bank and HomeTowne Heritage Bank. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated April 23, 2003, as filed on May 2, 2003.)

2.6
Form of Letter Agreement between National Penn Bancshares, Inc. and directors of HomeTowne Heritage Bank. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated April 23, 2003, as filed on May 2, 2003.)

2.7
Agreement dated December 17, 2003 between National Penn Bancshares, Inc. and Peoples First, Inc. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated December 17, 2003, as filed on December 19, 2003.)

2.8
Form of Letter Agreement between Peoples First, Inc. directors, executive officers and five percent shareholders and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated December 17, 2003.)

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed on August 5, 2004.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

4.1
Form of Trust Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on July 30, 2002.)

4.2
Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., Christiana Bank & Trust Company, as Property Trustee, and Christiana Bank & Trust Company, as Delaware Trustee. (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.3
Form of Subordinated Debenture Indenture between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.4
Form of Preferred Securities Guarantee Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 6, 2002.)

4.5
Term Loan Agreement dated July 11, 2000, between National Penn Bancshares, Inc. and the Northern Trust Company. (Omitted pursuant to Regulation S-K, Item 601(b)(4)(iii); National Penn agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.)

4.6
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Chase Manhattan Bank USA, National Association. (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.7
Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., as sponsor, Chase Manhattan Bank USA, National Association, as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.8
Form of Indenture between National Penn Bancshares, Inc. and JPMorgan Chase Bank, as Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.9
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.10
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.11
Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., as sponsor, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.12
Form of Indenture between National Penn Bancshares, Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.13
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.14
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Wells Fargo Delaware Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.15
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

4.16
Form of Indenture between National Penn Bancshares, Inc. and Wells Fargo Bank, as Institutional Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.17
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn's Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

10.1
National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 27, 2002, as filed on April 8, 2002.)

10.2
National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3
Bernville Bank, N.A. Employees’ Profit Sharing Plan - Plan Compliance and Merger Amendment.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.4
Amendment No. 1 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.5
Amendment No. 2 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.6
Amendment No. 3 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 5, 2004.)

10.7
Amendment No. 4 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 5, 2004.)

10.8
National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.9
Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.10
Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn’s Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.11
Amendment No. 3 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.12
Amendment No. 4 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.)

10.13
Amendment No. 5 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.14
Amendment No. 6 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

10.15
Amendment No. 7 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

10.16
Amendment No. 8 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

10.17
National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan--Plan Year 2005.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

10.18	National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals - Plan Year 2005.* (Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 25, 2004, as filed January 28, 2005.)

10.19
National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan - Plan Year 2003.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 20, 2000, as filed on January 4, 2001.)

10.20
National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated July 12, 2002, as filed on July 16, 2002.)

10.21
National Penn Bancshares, Inc. Amended Officers’ and Key Employees’ Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.22	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.23
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.24
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.25
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.26
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.27
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.28
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.29
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Plan.” (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.30
National Penn Bancshares, Inc. FirstService Non-Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.31
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Employee Stock Option Plan*. (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11376 on Form S-8, as filed on December 19, 2003.)

10.32
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Non-Employee Directors Stock Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11377 on Form S-8, as filed on December 19, 2003.)

10.33
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 1999 Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11375 on Form S-8, as filed on December 19, 2003.)

10.34
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.35
Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.36
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.37
Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.38
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.39
Amendatory Agreement dated February 24, 1999, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.26 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.40	Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.*

10.41
Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.42
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.43
Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.44
Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.45
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.46
Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.35 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.47
Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.36 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.48
Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.49
Amendatory Agreement dated January 27, 2002, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.50	Executive Agreement dated July 2, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*

10.51
Employment Agreement dated as of September 24, 2002, between National Penn Bank and John C. Spier.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.52
Consulting Agreement dated December 9, 2003 between National Penn Bank and John C. Spier.* (Incorporated by reference to Exhibit 10.51 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.53
Employment Agreement dated as of September 24, 2002 between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.54
Consulting Agreement dated as of December 17, 2003 among National Penn Bancshares, Inc., National Penn Bank and George C. Mason.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 5, 2004.)

10.55
Employment Agreement dated as of December 17, 2003, among National Penn Bancshares, Inc., National Penn Bank and Hugh J. Garchinsky.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-114384 on Form S-4, as filed on April 9, 2004.)

10.56
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.57
Investment Agreement dated September 4, 2003 between The Pennsylvania State Banking Company and National Penn Bank.* (Incorporated by reference to Exhibit 10.53 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.58
Amendment to Rights Agreement dated as of August 21, 1999, between National Penn Bancshares, Inc. and National Penn Bank, as Rights Agent (including as Exhibit “A” thereto, the Rights Agreement dated as of August 23, 1989, between National Penn Bancshares, Inc. and National Bank of Boyertown, as Rights Agent). (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K, dated August 21, 1999, as filed on August 26, 1999.)

10.59
Summary Sheet - Non-Employee Directors - Cash Directors’ Fees - 2005.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated November 24, 2004, as filed on November 30, 2004.)

14.1
Amended and Restated National Penn Bancshares, Inc. Code of Conduct.* (Incorporated by reference to Exhibit 14.1 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Forward-Looking Statements.

_________________________
*	Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 14, 2005	By	/s/ Wayne R. Weidner
Wayne R. Weidner
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title

/s/ John H. Body	Director	March 14, 2005
John H. Body

/s/ J. Ralph Borneman, Jr.	Director	March 14, 2005
J. Ralph Borneman, Jr.

/s/ Fred D. Hafer	Director	March 14, 2005
Fred D. Hafer

/s/ Frederick P. Krott	Director	March 14, 2005
Frederick P. Krott

/s/ Patricia L. Langiotti	Director	March 14, 2005
Patricia L. Langiotti

/s/ Kenneth A. Longacre	Director	March 14, 2005
Kenneth A. Longacre

/s/ George C. Mason	Director	March 14, 2005
George C. Mason

/s/ Glenn E. Moyer	Director and President	March 14, 2005
Glenn E. Moyer

Director
Alexander Rankin V

/s/ Robert E. Rigg	Director	March 14, 2005
Robert E. Rigg

/s/ C. Robert Roth	Director	March 14, 2005
C. Robert Roth

/s/ Donald P. Worthington	Director	March 14, 2005
Donald P. Worthington

/s/ Wayne R. Weidner	Director, Chairman	March 14, 2005
Wayne R. Weidner	and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary L. Rhoads	Treasurer and Group Executive	March 14, 2005
Gary L. Rhoads	Vice President (Principal Financial Officer)

/s/ Michelle H. Debkowski	Senior Vice President (Principal	March 14, 2005
Michelle H. Debkowski	Accounting Officer)