Form 10-Q
period 2005-03-31
NATIONAL PENN BANCSHARES INC
filed 2005-05-06
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______________ to _________________

NATIONAL PENN BANCSHARES, INC.
(Exact Name of Registrant as Specified in Charter)

Pennsylvania
(State or Other Jurisdiction of Incorporation)
000-22537-01	23-2215075
(Commission File Number)	(IRS Employer Identification No.)

Philadelphia and Reading Avenues, Boyertown, PA	19512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 367-6001

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No  .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2005

Common Stock (no stated par value)	(No.) Shares 34,621,588

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$107,335	$85,118
Interest bearing deposits in banks	5,512	8,776

Total cash and cash equivalents	112,847	93,894

Investment securities held to maturity (fair value approximates $115,013 and	116,663	90,967
$90,621 for 2005 and 2004, respectively)
Investment securities available for sale, at fair value	1,069,293	1,098,836
Loans and leases held for sale	10,299	11,801
Loans and leases, less allowance for loan and lease losses of $57,585
and $57,590 in 2005 and 2004, respectively	2,860,753	2,805,048
Premises and equipment, net	50,497	53,719
Accrued interest receivable	18,017	17,823
Bank owned life insurance	80,299	79,545
Goodwill	187,741	186,945
Other intangibles	17,867	18,462
Unconsolidated investments under the equity method	3,854	3,854
Other assets	26,707	17,899

Total assets	$4,554,837	$4,478,793

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$511,039	$515,901
Interest-bearing	2,458,510	2,627,292

Total deposits	2,969,549	3,143,193

Securities sold under repurchase agreements and federal funds purchased	732,736	504,051
Short-term borrowings	7,031	10,000
Long-term borrowings	250,384	229,926
Subordinated debt	127,063	127,063
Accrued interest payable and other liabilities	41,581	36,435

Total liabilities	4,128,344	4,050,668

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	--	--
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2005 - 34,556,243; 2004 - 34,510,798, net of shares
in Treasury: 2005 - 94,223; 2004 - 87,960	362,859	362,007
Retained earnings	55,595	48,485
Accumulated other comprehensive income	10,403	19,915
Treasury stock, at cost	(2,364)	(2,282)

Total shareholders’ equity	426,493	428,125

Total liabilities and shareholders’ equity	$4,554,837	$4,478,793

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Three Months Ended March 31,

	2005	2004
INTEREST INCOME
Loans and leases, including fees	$44,259	$34,186
Investment securities
Taxable	9,221	6,718
Tax-exempt	3,407	3,241
Federal funds sold	1	21
Deposits in banks	49	8

Total interest income	56,937	44,174

INTEREST EXPENSE
Deposits	11,954	8,099
Securities sold under repurchase and federal funds purchased	3,338	1,587
Short-term borrowings	19	10
Long-term borrowings	4,640	3,053

Total interest expense	19,951	12,749

Net interest income	36,986	31,425

Provision for loan and lease losses	750	1,763

Net interest income after provision for loan and lease losses	36,236	29,662

NON-INTEREST INCOME
Wealth management income	2,198	1,967
Service charges on deposit accounts	3,791	3,415
Cash management and electronic banking fees	1,836	1,434
Other service charges and fees	1,430	1,259
Gain on sale of building	922	--
Insurance commission and fees	2,059	849
Mortgage banking income	1,006	1,303
Bank owned life insurance income	754	731
Net (losses) on sale of investment securities	(37)	(196)

Total non-interest income	13,959	10,762

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	18,470	14,778
Net premises and equipment	4,431	3,954
Advertising and marketing expenses	1,295	1,132
Fraud investigation expenses	601	--
Other operating expenses	6,296	5,657

Total non-interest expense	31,093	25,521

Income before income taxes	19,102	14,903

Income tax expense	5,092	3,535

NET INCOME	$14,010	$11,368

PER SHARE OF COMMON STOCK
Net income per share - basic	$0.41	$0.37
Net income per share - diluted	$0.40	$0.37
Dividends paid in cash	$0.20	$0.19

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005				Accumulated
(Dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2004	34,510,798	$362,007	$48,485	$19,915	$(2,282)	$428,125
Net income	--	--	14,010	--	--	14,010	$14,010
Cash dividends declared	--	--	(6,900)	--	--	(6,900)
Shares issued under stock-based plans	79,438	852	--	--	742	1,594
Other comprehensive loss, net of
reclassification adjustment and taxes	--	--	--	(9,512)	--	(9,512)	(9,512)
Total comprehensive income	--	--	--	--	--	--	$4,498
Treasury shares purchased	(33,993)	--	--	--	(824)	(824)
Balance at March 31, 2005	34,556,243	$362,859	$55,595	$10,403	$(2,364)	$426,493

	March 31, 2005
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized gain on securities
Unrealized holding losses arising during period	$(14,671)	$5,135	$(9,536)
Less: Reclassification adjustment for losses realized in net income	(37)	13	(24)
Other comprehensive losses, net	$14,634	$5,122	$(9,512)

THREE MONTHS ENDED MARCH 31, 2004				Accumulated
(Dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2003	24,284,506	$272,534	$25,770	$19,595	$(86)	$317,813
Net income	--	--	11,368	--	--	11,368	$11,368
Cash dividends declared	--	--	(5,808)	--	--	(5,808)
Shares issued under stock-based plans	251,271	(1,814)	--	--	5,481	3,667
Other comprehensive loss, net of
reclassification adjustment and taxes	--	--	--	7,739	--	7,739	7,739
Total comprehensive income	--	--	--	--	--	--	$19,107
Treasury shares purchased	(178,939)	--	--	--	(5,918)	(5,918)
Balance at March 31, 2004	24,356,838	$270,720	$31,330	$27,334	$(523)	$328,861

	March 31, 2004
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized gain on securities
Unrealized holding gains arising during period	$11,946	$(4,098)	$7,848
Less: Reclassification adjustment for losses realized in net income	(196)	69	(127)
Change in the fair value of cash flow hedges	236	--	236
Other comprehensive income, net	$11,906	$(4,167)	$7,739

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,010	$11,368
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	750	1,763
Depreciation and amortization	2,167	1,633
(Accretion) amortization of premiums and discounts on investment securities, net	(318)	245
Investment securities (gains) losses, net	37	196
Mortgage loans originated for resale	(49,920)	(27,664)
Sale of mortgage loans originated for resale	52,070	28,839
Gain on sale of mortgage loans originated for resale	(648)	(1,175)
Gain on sale of bank building	(922)	-
Changes in assets and liabilities
(Increase) decrease in accrued interest receivable	(194)	307
Increase in accrued interest payable	1,331	102
(Increase) in other assets	(4,440)	(2,632)
Increase in other liabilities	3,815	2,084
Net cash provided by operating activities	17,738	15,066

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(795)	-
Proceeds from maturities of investment securities held to maturity	1,986	-
Purchase of investment securities held to maturity	(27,678)	-
Proceeds from sales of investment securities available for sale	8,530	40,896
Proceeds from maturities of investment securities available for sale	24,104	50,859
Purchase of investment securities available for sale	(17,448)	(90,968)
Net increase in loans	(56,797)	(57,637)
Purchases of premises and equipment	(687)	(1,501)
Proceeds from sale of bank building	3,600	-
Net cash used in investing activities	(65,185)	(58,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in interest and non-interest bearing demand deposits and savings accounts	(204,612)	(40,627)
Net increase (decrease) in certificates of deposits	30,968	(11,228)
Net increase in securities sold under agreements to repurchase
and federal funds purchased	228,685	61,518
Net (decrease) increase in short-term borrowings	(2,969)	93
Proceeds from new long-term borrowings	33,500	-
Repayments of long-term borrowings	(13,042)	(11,567)
Issuance of subordinated debentures	-	41,238
Shares issued under stock-based plans	1,594	3,667
Purchase of treasury stock	(824)	(5,918)
Cash dividends	(6,900)	(5,808)
Net cash provided by financing activities	66,400	31,368
Net increase (decrease) in cash and cash equivalents	18,953	(12,309)
Cash and cash equivalents at beginning of year	93,894	98,397
Cash and cash equivalents at March 31	$112,847	$86,088

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Actual and per share information for 2004 has been restated for a five-for-four stock split of the Company’s common stock effective September 30, 2004.

Certain categories within the non-interest income section of the consolidated statements of income were clarified for the three months ended March 31, 2005 and 2004. As a result, amounts related to wealth management income, cash management and electronic banking fees, other service charges and fees, and insurance commission and fees within this section for the three months ended March 31, 2004 were appropriately recategorized.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND DISPOSITIONS

Insurance Agency Acquisitions

On January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. All agencies have retained their names and operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. The transactions resulted in the issuance of 20,056 shares of the Company's common stock and cash payments totaling $3.6 million. The acquisitions resulted in the recording of approximately $4.3 million of goodwill. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired insurance agencies from the respective dates of these acquisitions.

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

3. LOANS

The balance of impaired loans was $12.2 million on March 31, 2005. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total of impaired loans with a specific valuation allowance at March 31, 2005, was $197,000. A specific valuation allowance of $197,000 was allocated to these impaired loans. Impaired loans without a specific valuation allowance was $12.0 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4. SHAREHOLDERS’ EQUITY

On January 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.20 per share paid on February 17, 2005, to shareholders of record on February 5, 2005.

On August 25, 2004, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1.25 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of March 31, 2005, 723,997 shares have been repurchased at an average price of $25.78 per share.

5. EARNINGS PER SHARE

Year to Date March 31, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$14,010	34,509	$0.41
Effect of dilutive securities
Options	--	814	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,010	35,323	$0.40

Options to purchase 758,741 shares of common stock at $25.88 to $28.50 per share were outstanding for the three months ended March 31, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Year to Date March 31, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$11,368	30,353	$0.37
Effect of dilutive securities
Options	-	799	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$11,368	31,152	$0.37

Options to purchase 422,955 shares of common stock at $25.88 to $26.14 per share were outstanding for the three months ended March 31, 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

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

The Company’s community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank. For example, commercial lending is dependent upon the ability of National Penn Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include Investors Trust Company, Penn Securities, Inc., National Penn Life Insurance Company, National Penn Leasing Company, FirstService Capital, Inc., National Penn Insurance Agency Inc., and the Parent and are included in the “Other” category.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community Banking	Other	Consolidated
(Dollars in thousands)

As of and for the Three Months Ended March 31, 2005
Total assets	$3,991,687	$563,150	$4,554,837
Total deposits	2,969,549	-	2,969,549
Net interest income (loss)	38,224	(1,238)	36,986
Total non-interest income	9,754	4,205	13,959
Total non-interest expense	27,160	3,933	31,093
Net income (loss)	14,666	(656)	14,010

As of and for the Three Months Ended March 31, 2004
Total assets	$3,093,720	$473,471	$3,567,191
Total deposits	2,383,441	---	2,383,441
Net interest income (loss)	32,335	(910)	31,425
Total non-interest income	7,809	2,953	10,762
Total non-interest expense	22,593	2,928	25,521
Net income (loss)	11,973	(605)	11,368

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

At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). Not included in these computations are substitute options issued in the course of bank acquisitions that are accounted for at fair value through the application of purchase accounting requirements. These results are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

		Year to Date March 31,
		2005	2004

Net income, as reported		$14,010	$11,368
Less: stock based compensation costs determined under fair value- based method for all awards		(306)	(275)
Net income, pro forma		$13,704	$11,093

Earnings per share of common stock - basic	As reported	$0.41	$0.37
	Pro forma	$0.40	$0.37

Earnings per share of common stock - diluted	As reported	$0.40	$0.37
	Pro forma	$0.39	$0.36

The Company did not grant any options in the first three months of 2005. The Company granted options for 12,639 shares in the first three months of 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 3.20% ; expected volatility of 26.0%; risk-free interest rates for each plan of 4.18% and 4.19%; and expected life of 6.50 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS123R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service or vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS 123R for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS123R will therefore be effective for the Company beginning the first quarter of 2006. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in this Footnote.

8. SUBORDINATED DEBT

As of March 31, 2005, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•	The $65.206 million of debentures issued to NPB Capital Trust II August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

•	The $20.619 million of debentures issued to NPB Capital Trust III February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust IV March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust V April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

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

In December 2003, the FASB issued a revised interpretation, FIN 46(R), Consolidation of Variable Interest Entities, the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required National Penn to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. Accordingly, the Company deconsolidated NPB Capital Trust II at the end of the first quarter of 2004, which resulted in an increase in outstanding debt of $2.71 million.

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

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the three months ended March 31, 2005 and 2004 included the following components:

	March 31, 2005	March 31, 2004
Service cost	$530,716	$392,944
Interest cost	364,623	316,460
Expected return on plan assets	(434,200)	(388,391)
Amortization of prior service cost	(1,189)	(5,038)
Amortization of unrecognized net actual loss	55,772	27,131
Net periodic benefit expense	$515,722	$343,106

We currently expect to contribute approximately $1.8 million to our pension plan for plan year 2005. No contributions to the plan were required in the three months ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and excellence in both retail and commercial lines of business. The acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford, in second quarter 2004 was a strategic initiative by the Company in furtherance of its focused goals.

The Company recorded a 23.2% increase in first quarter 2005 net income compared to first quarter 2004. Diluted earnings per share for the three-month period ended March 31, 2005 of $0.40 increased 8.1% compared to $0.37 for first quarter 2004. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Peoples First, Inc., which was completed on June 10, 2004. Per share results for 2004 have been restated for the five-for-four stock split effective as of September 30, 2004.

For the three month period ended March 31, 2005, the annualized return on average shareholders’ equity and annualized return on average assets were 13.10% and 1.26% compared to 15.2% and 1.30% for the comparable period in 2004. This decrease is due primarily to the higher levels of average equity outstanding resulting from the acquisition of Peoples First, Inc. on June 10, 2004. The return on average tangible equity was 24.9% as of March 31, 2005 and 24.1% as of March 31, 2004.

Return on average tangible equity is supplemental financial information determined by a method other than in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”). National Penn’s management uses this non-GAAP measure in its analysis of National Penn’s performance. Annualized net income return on average tangible equity excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders' equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management’s success in utilizing the company’s tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity.

Reconciliation Table for Non-GAAP Financial Measure
	March 31, 2005	March 31, 2004
Return on average shareholders' equity (annualized)	13.1%	15.2%
Effect of goodwill and intangibles (annualized)	11.8%	8.9%
Return on average tangible equity (annualized)	24.9%	24.1%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$434,312	$299,338
Average goodwill and intangibles	$(205,838)	$(111,039)
Average tangible equity	$228,474	$188,299

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of June 30, 2004, the Company has not identified any impairment of its goodwill. No events occurred during the second half of 2004 or the first quarter of 2005 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2005 was $14.0 million, 23.2% more than for the first quarter 2004. The Company’s performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The results of first quarter 2005 include Peoples First, Inc., (acquisition date of June 10, 2004) for the full quarter.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the first quarter of 2005 was $37.0 million, which increased $5.6 million or 17.7% over the $31.4 million for the first quarter of 2004. Interest income for the first quarter of 2005 increased $12.8 million due to a higher level of interest earning assets as compared to the first quarter of 2004. Interest expense for first quarter 2005 increased $7.2 million. The increase in interest expense on deposits is attributable to a greater volume of deposits, principally related to the deposits acquired from Peoples First, Inc.

The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in thousands)
		Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$ 8,691	$49	2.29%	$3,245	$8	0.99%
Federal funds sold	111	1	3.65%	10,570	21	0.80%
Investment securities	1,193,928	14,378	4.88%	904,073	11,690	5.20%
Total loans and leases	2,905,920	44,753	6.25%	2,284,094	34,529	6.08%
Total earning assets	$4,108,650	$59,180	5.84%	$3,201,982	$46,248	5.81%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,530,740	$11,954	1.92%	$2,000,261	$8,099	1.63%
Short-term borrowings	642,805	3,357	2.12%	558,756	1,597	1.15%
Long-term borrowings	371,415	4,640	5.07%	224,029	3,053	5.45%
Total interest bearing liabilities	$3,544,960	$19,950	2.28%	$2,783,046	$12,749	1.83%

INTEREST RATE MARGIN**		$39,230	3.87%		$33,499	4.18%
Tax equivalent interest		(2,244)	(0.22%)		(2,074)	(0.26%)
Net interest income		$36,986	3.65%		$31,425	3.92%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include non-accruing loans.
Fee income included.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, variance not solely due to rate or volume is allocated to the volume variance. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands).

	Three Months Ended March 31, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in: Interest income:
Interest bearing deposits in banks	$13	$28	$41
Federal funds sold	(21)	1	(20)
Investment securities	3,748	(1,061)	2,687
Total loans and leases	9,400	824	10,224
Total interest income	$13,140	$(208)	$12,932

Interest expense:
Interest bearing deposits	$2,148	$1,707	$3,855
Short-term borrowings	240	1,520	1,760
Long-term borrowings	2,009	(422)	1,587
Total interest expense	$4,397	$2,805	$7,202

Increase (decrease) in net interest income	$8,743	$(3,013)	$5,730

Net interest income, on a taxable equivalent basis, increased $5.7 million in the first three months of 2005, as compared to the same period in 2004. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.87% during first quarter 2005 compared to 4.18% during the first quarter of 2004. The margin decline was due to continued competitive pressures and general overall margin compression between loan growth and higher-costing funding sources. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

Management conducts a quarterly analysis of the loan portfolio and adjusts allowance for loan and lease losses accordingly. During our quarterly analysis of the loan and lease loss allowance, we considered a variety of factors, some of which included:

•	General economic conditions.
•	Trends in charge-offs.
•	The level of non-performing assets, including loans over 90 days delinquent.
•	Levels of allowance for specific classified assets.
•	A review of economic sectors, for example the manufacturing industry, which may continue to create loan losses in the manufacturing portfolio.
•	The overall concerns of consumer confidence associated with world events.

Based on the quarterly analysis, the Company provided $750,000 to its allowance for loan and lease losses, a decrease of $1.0 million compared to the three months ended March 31, 2004. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans. The Company’s net charge-offs of $755,000 for the three months of 2005 decreased by $118,000 compared to the $873,000 in net charge-offs at March 31, 2004.

Non-interest income increased $3.2 million or 29.7% during the first quarter of 2005 compared to the same period in 2004, as a result of wealth management income increasing $231,000, service charges on deposit accounts increasing $376,000, cash management and electronic banking fees increasing $402,000, other service charges and fees increasing $232,000 and insurance commissions and fees increasing $1.21 million. Wealth management income increased as a result of the combined efforts of our wealth management subsidiaries, Investors Trust Company, FirstService Capital and Penn Securities, Inc. The increase in deposit fees was primarily due to an increase in the collection of fees on a large deposit base, resulting from the Peoples First acquisition in June 2004. Insurance commissions and fees increased as a result of the addition of National Penn Insurance Agency, Inc., which generated over $3.7 million in revenue in 2004, and its acquisition of three insurance agencies since June 2004. The increase in non-interest income also includes a one-time gain of $922,000 on the sale of the Peoples Bank of Oxford operations center in the first quarter 2005. First quarter 2005 mortgage banking income declined $297,000 over the first quarter 2004 due to the lower level of mortgage refinance activity. First quarter non-interest income represented 26.1% of total revenues, excluding the gain on the sale of the operations center building.

Non-interest expenses increased $5.6 million or 21.8% during the first quarter of 2005 compared to first quarter 2004, to $31.1 million. Salaries, wages and benefits increased $3.7 million or 25.0%, other operating expenses increased $639,000 or 11.3%, net premises and equipment increased $477,000 or 12.1%, and advertising and marketing expenses increased $163,000 or 14.4%. Salaries, wages and benefits increased due to the June 2004 acquisition of Peoples First, Inc., which added 137 employees. First quarter 2005 also included professional fees and related expenses of $601,000 attributable to the investigation of the fraud discovered by National Penn in January 2005. This fraud was previously disclosed in National Penn’s Form 10-K for the fiscal year ended December 31, 2004. National Penn anticipates that it will continue to incur substantial legal and other investigation-related expenses in future periods.

Income before income taxes increased $4.2 million or 28.2% in the first quarter of 2005 compared to the same time period in 2004. Income taxes increased $1.6 million or 44.0% for the quarter ended March 31, 2005 due to a 28% increase in pretax income and a lower percentage of tax advantaged assets in relation to taxable assets. The Company’s effective tax rate increased to 26.7% for the first quarter of 2005 compared to 23.7% for first quarter 2004. The increase in the effective tax rate year to date in 2005 is due to the lower percentage of tax advantaged assets as mentioned above.

Net income increased $2.6 million, or 23.2% in first quarter 2005 compared to first quarter 2004.

FINANCIAL CONDITION

At March 31, 2005, total assets were $4.6 billion, an increase of $76.0 million or 1.7% from the $4.5 billion at December 31, 2004. Net loans and leases, including loans held for sale, which totaled $2.9 billion at March 31, 2005, increased $54.2 million, or 1.9% compared to the $2.8 billion in loans December 31, 2004. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first three months of 2005 amounted to $52.1 million.

Total cash and cash equivalents increased $19.0 million or 20.2% at March 31, 2005 when compared to December 31, 2004. Cash and due from banks increased $22.2 million, due to the acquisition of Peoples Bank of Oxford and an increase of $10.3 million in due from banks as of March 31, 2005. This increase was partially offset by a $3.3 million decrease in interest bearing deposits in banks.

For the first three months of 2005, approximately 62.4% of the Company’s gross revenue (total interest income plus total other income or $71.0 million through March 31, 2005) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $44.3 million.

The Company’s total loan portfolio, including loans held for sale, as of March 31, 2005 was $2.9 billion and consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $313.2 million or 10.7% of total loans.

•	Residential mortgage loans for the purchase or financing of an individual’s private residence was $287.9 million or 9.8% of total loans.

•	Commercial loans of $2.3 billion or 79.5% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

Loans to individuals consisted primarily of loans with fixed terms and lines of credit secured by liens on the individual’s residence. The principal risk associated with these credits is the overall creditworthiness of the individual borrower. Changes in an individual’s employment or life circumstances can have an effect on the repayment of these assets.

Residential mortgage loans are extended to individuals for the purchase or financing of their residence. These loans are secured by a first lien title insured mortgage on their home. Again, the primary risk in these credits is the financial soundness of the individual borrower.

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of March 31, 2005, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $543.6 million. Loans outstanding are 24.6% of the commercial loan portfolio and 18.7% of the total loan portfolio.

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

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	March 31, 2005	December 31, 2004

Nonaccrual loans	$12,237	$11,103
Loans past due 90 or more days as to interest or principal	973	870
Total nonperforming loans	13,210	11,973
Other real estate owned	--	--
Total nonperforming assets	$13,210	$11,973

Total loans and leases, including loans held for sale	$2,928,637	$2,874,439

Average total loans and leases	$2,905,920	$2,596,772

Allowance for loan and lease losses	$57,585	$57,590
Allowance for loan and lease losses to:
Nonperforming assets	436%	481%
Total loans and leases	1.97%	2.0%
Average total loans and leases	1.98%	2.2%

	For Three Months Ended March 31,
	2005	2004
Net charge-offs	$755	$873

Net charge-offs (annualized) to:
Total loans and leases	0.10%	0.15%
Average total loans and leases	0.10%	0.15%
Allowance for loan and lease losses	5.24%	6.96%

The increase in non-performing assets is due primarily to a $1.1 million increase in non-accrual loans, from $11.1 million at December 31, 2004 to $12.2 million at March 31, 2005. The increase in non-performing loans is substantially due to a $788,000 increase in non-accrual residential mortgage loans. Management expects that non-performing loans may increase in 2005. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of March 31, 2005, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 71.5% of the total non-accrual loans; residential real estate-secured loans account for 27.0% of non-accruals.

Investments decreased $3.8 million or .30% to $1.2 billion at March 31, 2005 compared to December 31, 2004. Investment purchases during the three months of 2005 were $29.7 million, primarily municipal securities. This decrease included investment calls and maturities and the amortization of mortgage-backed securities totaling $26.0 million. During the first quarter 2005, the Company sold approximately $7.2 million in investment securities available for sale resulting in a $42,000 loss. This transaction allowed us to re-deploy those funds into higher yielding investments.

The total of all other assets on the balance sheet was relatively unchanged at $385.0 million as compared to $378.2 million at December 31, 2004. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.

In 1998 and 1999, the Company invested in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies were all rated “A+” or better as of November 2004 by A.M. Best. The earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

As the primary source of funds, aggregate deposits of $3.0 billion at March 31, 2005 decreased $173.6 million or 5.5% compared to December 31, 2004. The decrease in deposits during the three months of 2005 was primarily due to a $168.8 million decrease in interest bearing deposits, of which $145.8 million were municipal interest bearing deposits. Municipal deposits fluctuate as municipalities are required to move their deposits to the institution that will provide the highest rate of return on public funds. These deposits also fluctuate because municipalities receive tax revenues periodically during a year and balances run down until the next fiscal years’ receipts. Management believes that many of these seasonal deposits will be replenished during the third quarter of 2005.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $1.1 billion at March 31, 2005, and $871.0 million at December 31, 2004. The increase of $246.2 million in purchased funds and borrowing is comprised primarily of a $228.7 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in long-term borrowings of $20.5 million, offset by a decrease in short-term borrowings of $3.0 million. Securities sold under repurchase agreements, including Federal Home Loan Bank overnight funds, increased $255.0 million, while other short-term borrowings decreased $21.5 million. The increase in long-term borrowings is a result of funding needs due to the decline in the level of municipal deposits.

Shareholders’ equity decreased $1.6 million from December 31, 2004 through March 31, 2005. Common stock increased $852,000 related to a higher number of common shares outstanding. Retained earnings increased $7.1 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income decreased $9.5 million due to reduced valuation levels in the available for sale investment securities portfolio as a result of the higher interest rate environment. Cash dividends paid during the first three months of 2005 increased $1.1 million or 18.8% to $6.9 million compared to the cash dividends paid during the first three months of 2004. Earnings retained during the first three months of 2005 were 50.7% compared to 48.9% during the first three months of 2004.

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management has an effective means of monitoring existing and new regulatory developments, including developments under the Sarbanes-Oxley Act of 2002. Increased reporting and documentation requirements will result in increased operating costs.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. During the past year, liquidity has tightened as loan demand has improved and competition for deposits has intensified. These factors have combined to cause an increased use of wholesale funding. Wholesale funding is defined here as funding sources outside our core deposit base, such as the national jumbo CD market, correspondent bank borrowings, or brokered CD’s. At the present time, we have adequate availability of wholesale funding. Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

The Company’s main liquidity concern is that as the economy and consequently the equity markets strengthen, the Company may suffer an outflow of funds as depositors withdraw cash for re-investment in improving equity markets (disintermediation). The Company has sought to prepare for this potential by working to build its share of customers’ banking business (on the theory that even if some funds move back to the equity market, the Company will still retain a larger share than it had three years ago), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding, maintaining a more liquid investment portfolio, and continuing to develop its capability to securitize assets.

The Company’s acquisition on June 10, 2004 of Peoples First, Inc., parent company of The Peoples Bank of Oxford, did not have an immediate material impact on the Company’s current liquidity position. As a division of National Penn Bank, The Peoples Bank of Oxford has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2005.

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$5,512	$--	$--	$--
Federal funds sold	--	--	--	--
Investment securities	58,362	134,292	691,195	302,107
Loans and leases (1)	1,339,631	242,148	944,585	344,689
Other assets	--	--	--	492,317
	1,403,505	376,440	1,635,780	1,139,113

Liabilities and equity
Non-interest bearing deposits	5,366	11,192	132,577	361,904
Interest bearing deposits (2)	1,043,150	197,978	464,032	753,351
Borrowed funds	557,399	6,525	227,421	198,806
Subordinated debt	61,857	--	--	65,206
Other liabilities	--	--	--	41,580
Shareholders’ equity	--	--	--	426,493
	1,667,772	215,695	824,030	1,847,340

Interest sensitivity gap	(264,267)	160,745	811,749	(708,227)

Cumulative interest rate sensitivity gap	$(264,267)	$(103,522)	$708,227	$--

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first calendar quarter of 2005. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

_________________

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

The calculated estimates of change in MVPE at March 31, 2005 are as follows:

MVPE
Change in Interest Rate	Amount	% Change
	( Dollars in Thousands)
+300 Basis Points	631,438	(12.36)%
+200 Basis Points	661,094	(8.24)%
+100 Basis Points	682,379	(5.29)%
Flat Rate	720,478	--%
-100 Basis Points	690,403	(4.17)%
-200 Basis Points	666,376	(7.57)%
-300 Basis Points	634,419	(11.94)%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income.

	March 31, 2005		March 31, 2004
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)	(Dollars in thousands)
+300	$(5,736)	(9.5)%	N/A	N/A
+200	(3,744)	(6.2)%	$(1,002)	(2.1)%
+100	(1,861)	(3.1)%	(417)	(0.9)%
-100	754	1.3%	(2,306)	(4.3)%
-200	(1,210)	(2.0)%	(4,650)	(9.86)%
-300	(5,896)	(9.8)%	N/A	N/A

The Company uses financial derivative instruments for management of interest rate sensitivity. The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company currently include forward sales of mortgage commitments. The Company does not use any of these instruments for trading purposes.

At the current level of interest rates, the Company has some exposure to a movement in rates in either direction due to the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company’s long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company’s results of operations. Nonetheless, the Company’s asset/liability management committee’s priority is to manage this optionality and therefore limit the level of interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS AND
OTHER CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company consolidates all of its majority-owned subsidiaries. Other entities, in which there is greater than 20% ownership, but upon which the Company does not possess, nor cannot exert, significant influence or control, are accounted for by equity method accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2005:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non- cancellable operating leases	$24,932	$3,258	$5,110	$3,586	$12,978
Remaining contractual maturities of time deposits	892,917	425,571	438,712	25,320	3,314
Loan commitments	923,711	533,473	75,483	36,866	277,889
Long-term borrowed funds	250,384	1,525	121,686	105,735	21,438
Subordinated debentures	127,063	61,857	--	--	65,206
Letters of credit	88,099	67,229	10,914	9,737	219
Total	$2,307,106	$1,092,913	$651,905	$181,244	$381,044

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at March 31, 2005.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2005	2004	2005	2004	2005	2004

The Company	7.79%	7.86%	10.07%	10.02%	11.33%	11.27%
National Penn Bank	6.90%	7.00%	8.96%	8.93%	10.21%	10.19%
“Well Capitalized” institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2005, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company’s commitments for significant capital expenditures are within its historical norms.

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

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the range of eight to twelve percent during 2005.

•	The Company anticipates that net charge-offs for all of 2005 will likely be in line with its historical levels.

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

These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among other things, the following possibilities:

•
Reputational risk created by the loan fraud incurred by National Penn in 2004 and/or by the results of the assessment of National Penn’s internal control over financial reporting at December 31, 2004 may have an adverse impact on business generation and retention, funding, liquidity and National Penn’s stock price. For further information, see National Penn’s Annual Report on Form 10-K for 2004, Part I, Item 1. “Business - Recent Developments”. See also Part I, Item 4. “Controls and Procedures” of this Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of March 31, 2005, National Penn’s management, under the supervision and with the participation of National Penn’s chief executive officer and chief financial officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were not effective, as of March 31, 2005, to provide reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As disclosed in management’s report on internal control over financial reporting filed in National Penn’s Annual Report on Form 10-K for 2004, management’s assessment of the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2004 identified a material weakness in the processes for approving certain types of loans and changes to deposit account information. The identified material weakness related to the lack of effective segregation of duties and supervision in the loan underwriting and approval process in the Private Banking area at locations remote from Private Banking headquarters. (This material weakness was discovered in early January 2005 as a result of the fraud loss previously disclosed in Part I, Item 1, “Business - Recent Developments” of National Penn’s Annual Report on Form 10-K for 2004.) As a result, when combined with the failure to effectively monitor maintenance activity on deposit accounts, management concluded that there was a material weakness in internal control over financial reporting.

Management has appointed a task force of senior officers to develop a plan of remediation for the identified material weakness. This group is now actively engaged in developing such a plan. The plan will be reviewed and approved by National Penn’s Disclosure Committee, and will be submitted for review and approval by executive management and the Audit Committee of the Board of Directors. In developing this plan, the task force is considering appropriate remedial changes (i) in the loan underwriting, approval and disbursement processes in the Private Banking area, and (ii) in the monitoring of maintenance activity on deposit accounts. In addition, the task force is considering possible changes in the following other areas: the use of official checks and counter checks, the confirmation of loan and deposit account information, review of employee access to the computer system used to maintain deposit accounts, the scope of the Loan Review function, the level of review of activity in employee accounts, the supervision and training of employees (particularly at branch locations), and the accountability of employees for misconduct.

Management seeks to approve and implement an appropriate plan of remediation for the identified material weakness as soon as possible. Approval is anticipated in early second quarter 2005. Depending on the nature of the changes contemplated by the final plan of remediation, implementation and subsequent testing for effectiveness may take through the remainder of 2005 and beyond.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. National Penn intends to continue to improve and refine its internal control over financial reporting. This process is ongoing, and National Penn seeks to assure an effective internal control environment.

While there were no changes during the quarter ended March 31, 2005 in National Penn’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting, National Penn implemented certain monitoring activities during the quarter with respect to business operations related to the identified material weakness. National Penn anticipates that implementation of the final plan of remediation for the identified material weakness will materially improve National Penn’s internal control over financial reporting in the future.

  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed by National Penn in its Annual Report on Form 10-K for 2004 at Item 1. “Business-Recent Developments,” National Penn’s financial results for 2004 included a pre-tax special charge for fraud loss of $6.684 million, for losses attributable to a fraudulent loan and deposit scheme discovered by National Penn in January 2005. First quarter 2005 financial results include pre-tax expenses of $601,000 for legal, auditing and other investigation-related expenses in the investigation of the loan fraud discovered in January 2005. National Penn anticipates that it will continue to incur substantial legal and other investigation-related expenses in future periods.

After an exhaustive investigation lasting over three and one-half months, on April 18, 2005, National Penn filed a complaint against a former loan officer and others, including certain customers and two additional former employees. The complaint seeks to recover all losses, costs and expenses arising out of the transactions examined during the investigation. (National Penn Bank v. Edward G. and Jayne Mawhinney et al , Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789). National Penn is vigorously pursing all other available avenues to recover these sums, including insurance, and is cooperating with law enforcement authorities in their investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2005:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that may
			as Part of	yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plan or	Plans or
Period	Purchased	Share	Programs	Programs

January 1, 2005
through
January 31, 2005	11,050	$26.52	11,050	546,834

February 1, 2005
through
February 29, 2005	9,100	$25.94	9,100	537,734

March 1, 2005
through
March 31, 2005	11,731	$25.12	11,731	526,003

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,250,000 (as adjusted for the five-for-four stock split on September 30, 2004).

4.	National Penn's current stock repurchase program does not have an expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Cash Dividend

On April 27, 2005, the Board of Directors of National Penn declared a cash dividend of $.20 per share payable on May 17, 2005 to shareholders of record as of May 7, 2005.

Office and ATM Openings and Closings

During first quarter 2005, National Penn Bank installed a remote automated teller machine (ATM) at the Reading Phillies stadium located in Reading (Berks County).

Item 6. Exhibits.

10.1	Performance Plan goals for 2005 under the Executive Incentive Plan. (Incorporated by reference to National Penn’s Report on Form 8-K dated January 25, 2005, as filed on January 28, 2005).

10.2
Amendment No. 9 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended & Restated Effective January 1, 1997.) (Incorporated by reference to National Penn’s Report on Form 8-K dated March 29, 2005, as filed on April 6, 2005).

10.3
Amendment No. 5 to National Penn Bancshares, Inc. Pension Plan (Amended &Restated Effective January 1, 2001.) (Incorporated by reference to National Penn’s Report on Form 8-K dated March 29, 2005, as filed on April 6, 2005).

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: May 6, 2005	By /s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: May 6, 2005	By /s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer