Form 10-Q
period 2005-06-30
NATIONAL PENN BANCSHARES INC
filed 2005-08-05
CIK 700733

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005
OR
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common Stock (no stated par value)	(No.) Shares 34,689,972

1 of 37

2 of 37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except per share data)
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$124,132	$85,118
Interest bearing deposits in banks	9,446	8,776
Total cash and cash equivalents	133,578	93,894

Investment securities held to maturity (fair value approximates $116,215 and	117,465	90,967
$90,621 for 2005 and 2004, respectively)
Investment securities available for sale, at fair value	1,031,070	1,098,836
Loans and leases held for sale	14,701	11,801
Loans and leases, less allowance for loan and lease losses of $56,035
and $57,590 in 2005 and 2004, respectively	2,913,309	2,805,048
Premises and equipment, net	51,190	53,719
Accrued interest receivable	18,638	17,823
Bank owned life insurance	81,086	79,545
Goodwill	187,693	186,945
Other intangibles	17,276	18,462
Unconsolidated investments under the equity method	3,854	3,854
Other assets	24,040	17,899
Total assets	$4,593,900	$4,478,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$531,162	$515,901
Interest-bearing	2,528,465	2,627,292
Total deposits	3,059,627	3,143,193

Securities sold under repurchase agreements and federal funds purchased	670,283	504,051
Short-term borrowings	7,994	10,000
Long-term borrowings	249,829	229,926
Subordinated debt	127,063	127,063
Accrued interest payable and other liabilities	40,269	36,435
Total liabilities	4,155,065	4,050,668

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2005 - 34,671,672; 2004 - 34,510,798, net of shares
in Treasury: 2005 - 16,649; 2004 - 87,960	362,495	362,007
Retained earnings	63,348	48,485
Accumulated other comprehensive income	13,398	19,915
Treasury stock, at cost	(406)	(2,282)
Total shareholders’ equity	438,835	428,125
Total liabilities and shareholders’ equity	$4,593,900	$4,478,793

The accompanying notes are an integral part of these statements.

3 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
INTEREST INCOME
Loans and leases, including fees	$47,343	$35,823	$91,602	$70,009
Investment securities
Taxable	8,945	7,208	18,167	13,926
Tax-exempt	3,567	3,185	6,974	6,426
Federal funds sold	1	3	1	24
Deposits in banks	37	6	86	14

Total interest income	59,893	46,225	116,830	90,399

INTEREST EXPENSE
Deposits	13,353	8,269	25,307	16,368
Securities sold under repurchase agreements and federal funds purchased	4,283	1,552	7,621	3,139
Short-term borrowings	31	9	50	19
Long-term borrowings	4,841	3,991	9,481	7,044

Total interest expense	22,508	13,821	42,459	26,570

Net interest income	37,385	32,404	74,371	63,829

Provision for loan and lease losses	950	1,200	1,700	2,963

Net interest income after provision for loan and lease losses	36,435	31,204	72,671	60,866

NON-INTEREST INCOME
Wealth management income	2,341	2,112	4,539	4,079
Service charges on deposit accounts	4,075	3,588	7,866	7,003
Cash management and electronic banking fees	1,836	1,683	3,672	3,117
Other service charges and fees	1,405	1,116	2,830	2,204
Gain on sale of building	-	-	922	-
Insurance commission and fees	1,832	898	3,891	1,749
Mortgage banking income	1,284	817	2,295	2,228
Bank owned life insurance income	1,092	1,031	1,846	1,762
Net gains (losses) on sale of investment securities	646	-	609	(196)
Equity in undistributed net earnings of affiliates	-	68	-	129

Total non-interest income	14,511	11,313	28,470	22,075

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	18,218	15,477	36,688	30,255
Net premises and equipment	4,176	3,680	8,607	7,634
Advertising and marketing expenses	1,331	1,154	2,626	2,286
Fraud investigation expenses	600	-	1,201	-
Other operating expenses	6,740	5,933	13,036	11,590
Total non-interest expense	31,065	26,244	62,158	51,765

Income before income taxes	19,881	16,273	38,983	31,176

Income tax expense	5,202	4,093	10,294	7,628

NET INCOME	$14,679	$12,180	$28,689	$23,548

PER SHARE OF COMMON STOCK
Net income per share - basic	$0.42	$0.40	$0.83	$0.77
Net income per share - diluted	$0.42	$0.38	$0.82	$0.75
Dividends paid in cash	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these statements.
4 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005
(Dollars in thousands)
	Common Stock Shares Value		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income
Balance at December 31, 2004	34,510,798	$362,007	$48,485	$19,915	$(2,282)	$428,125
Net income	-	-	28,689	-	-	28,689	$28,689
Cash dividends declared	-	-	(13,826)	-	-	(13,826)
Shares issued under stock-based plans	221,517	488	-	-	3,479	3,967
Other comprehensive loss, net of
reclassification adjustment and taxes	-	-	-	(6,517)	-	(6,517)	(6,517)
Total comprehensive income	-	-	-	-	-	-	$22,172
Treasury shares purchased	(60,643)	-	-	-	(1,603)	(1,603)
Balance at June 30, 2005	34,671,672	$362,495	$63,348	$13,398	$(406)	$438,835

	June 30, 2005
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized losses on securities	$(9,417)	3,296	(6,121)
Unrealized holding losses arising during period
Less: Reclassification adjustment for gains realized in net income	609	(213)	396
Other comprehensive losses, net	$(10,026)	3,509	$(6,517)

SIX MONTHS ENDED JUNE 30, 2004
(Dollars in thousands)
	Common Stock Shares Value		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income
Balance at December 31, 2003	24,284,506	$272,534	$25,770	$19,595	$(86)	$317,813
Net income	--	--	23,548	--	--	23,548	$23,548
Cash dividends declared	--	--	(11,649)	--	--	(11,649)
Shares issued under stock-based plans	378,932	(3,205)	--	--	9,247	6,042
Shares issued for acquisition of Peoples
Bank of Oxford	3,114,140	86,853	--	--	--	86,853
Other comprehensive loss, net of
reclassification adjustment and taxes	--	--	--	(15,280)	--	(15,280)	(15,280)
Total comprehensive income	--	--	--	--	--	--	$8,268
Treasury shares purchased	(285,183)	--	--	--	(9,455)	(9,455)
Balance at June 30, 2004	27,492,395	$356,182	$37,669	$4,315	$(294)	$397,872

	June 30, 2004
	Before tax	Tax (expense)	Net of tax
	amount	benefit	Amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(24,047)	$8,297	$(15,750)
Less: Reclassification adjustment for losses realized in net income	(196)	69	(127)
Change in the fair value of cash flow hedges	(343)	--	(343)
Other comprehensive income, net	$(23,508)	$8,228	$(15,280)

The accompanying notes are an integral part of these statements.

5 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,689	$23,548
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	1,700	2,963
Depreciation and amortization	4,368	3,416
(Accretion) amortization of premiums and discounts on investment securities, net	(699)	(453)
Investment securities (gains) losses, net	(609)	196
Mortgage loans originated for resale	(122,304)	(68,163)
Sale of mortgage loans originated for resale	120,966	69,746
Gain on sale of mortgage loans originated for resale	(1,562)	(1,583)
Gain on sale of bank building	(922)	-
Changes in assets and liabilities
(Increase) decrease in accrued interest receivable	(815)	(767)
Increase (decrease) in accrued interest payable	1,607	(860)
(Increase) decrease in other assets	(4,158)	(3,395)
Increase (decrease) in other liabilities	2,227	2,994
Net cash provided by operating activities	28,488	27,642

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(698)	(32,408)
Proceeds from maturities of investment securities held to maturity	4,636	-
Purchase of investment securities held to maturity	(31,120)	-
Proceeds from sales of investment securities available for sale	18,397	40,700
Proceeds from maturities of investment securities available for sale	61,103	113,955
Purchase of investment securities available for sale	(20,465)	(199,990)
Net increase in loans	(110,702)	(140,748)
Purchases of premises and equipment	(2,656)	(3,193)
Proceeds from the sale of bank building	3,600	-
Net cash used in investing activities	(77,905)	(221,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in interest and non-interest bearing demand deposits and savings accounts	(260,051)	7,109
Net increase (decrease) in certificates of deposits	176,485	30,694
Net increase (decrease) in securities sold under agreements to repurchase
and federal funds purchased	166,232	120,831
Net increase (decrease) in short-term borrowings	(2,006)	(2)
Proceeds from new long-term borrowings	33,500	50,000
Repayments of long-term borrowings	(13,597)	(13,176)
Issuance of subordinated debentures	-	61,857
Shares issued under stock-based plans	3,967	6,042
Purchase of treasury stock	(1,603)	(9,455)
Cash dividends	(13,826)	(11,649)
Net cash provided by financing activities	89,101	242,251
Net increase (decrease) in cash and cash equivalents	39,684	48,209
Cash and cash equivalents at beginning of year	93,894	98,397
Cash and cash equivalents at June 30	$133,578	$146,606

The accompanying notes are an integral part of these statements.

6 of 37

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

Certain categories within the non-interest income section of the consolidated statements of income were clarified for the three and six months ended June 30, 2005 and 2004. As a result, amounts related to wealth management income, cash management and electronic banking fees, other service charges and fees, and insurance commission and fees within this section for the three and six months ended June 30, 2004 were appropriately recategorized. Comparable amounts for the first, second, third and fourth quarters of 2004 are (in thousands):

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Wealth management income	$1,967	$2,112	$2,190	$2,185
Cash management and electronic banking fees	1,434	1,683	1,695	1,762
Other service charges and fees	1,158	1,116	968	1,091
Insurance commissions and fees	849	898	899	1,111

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

7 of 37

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

3. LOANS

The balance of impaired loans was $14.2 million on June 30, 2005. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. A specific valuation allowance of $786,000 was allocated to a total of 1.8 million of impaired loans. Impaired loans without a specific valuation allowance was $12.4 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4. SHAREHOLDERS’ EQUITY

On April 27, 2005, the Company’s Board of Directors declared a cash dividend of $0.20 per share paid on May 17, 2005, to shareholders of record on May 7, 2005.

On August 25, 2004, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1.25 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of June 30, 2005, 750,647 shares have been repurchased at an average price of $25.72 per share.

8 of 37

5. EARNINGS PER SHARE
(dollars in thousands, except per share data)

Three Months Ended June 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$14,679	34,608	$0.42
Effect of dilutive securities
Options	-	568	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,679	35,176	$0.42

Year to Date June 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$28,689	34,559	$0.83
Effect of dilutive securities
Options	-	621	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$28,689	35,180	$0.82

Options to purchase 771,613 shares of common stock at $25.88 to $28.50 per share were outstanding for the three and six months ended June 30, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended June 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$12,180	24,607	$0.49
Effect of dilutive securities
Options	--	475	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$12,180	25,082	$0.48

Year to Date June 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$23,548	24,607	$0.96
Effect of dilutive securities
Options	--	558	(0.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$23,548	25,165	$0.94

Options to purchase 423,034 shares of common stock at $25.88 to $26.50 per share were outstanding for the three and six months ended June 30, 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

9 of 37

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

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing Company, FirstService Capital, Inc., National Penn Insurance Company, and the Parent and are included in the “Other” category.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of intersegment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
	Banking	Other	Consolidated
(Dollars in thousands)

As of and for the Six Months Ended June 30, 2005
Total assets	$4,018,329	$575,571	$4,593,900
Total deposits	3,059,627	--	3,059,627
Net interest income (loss)	76,889	(2,518)	74,371
Total non-interest income	20,291	8,179	28,470
Total non-interest expense	54,512	7,646	62,158
Net income (loss)	30,025	(1,336)	28,689

As of and for the Six Months Ended June 30, 2004
Total assets	$3,695,370	$558,975	$4,254,345
Total deposits	2,854,264	--	2,854,264
Net interest income (loss)	66,100	(2,271)	63,829
Total non-interest income	15,949	6,126	22,075
Total non-interest expense	45,892	5,873	51,765
Net income (loss)	24,918	(1,370)	23,548

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

10 of 37

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

At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three Months Ended June 30,
	2005	2004

Net income, as reported	$14,679	$12,180
Less: stock based compensation costs determined under fair value- based method for all awards	(298)	(269)
Net income, pro forma	$14,381	$11,911

Earnings per share of common stock - basic As reported	$0.42	$0.40
Pro forma	0.42	0.38

Earnings per share of common stock - diluted As reported	$0.42	$0.38
Pro forma	0.41	0.38

	Year to Date Ended June 30,
	2005	2004

Net income, as reported	$28,689	$23,548
Less: stock based compensation costs determined under fair value- based method for all awards	(604)	(538)
Net income, pro forma	$28,085	$23,010

Earnings per share of common stock - basic As reported	$0.83	$0.77
Pro forma	0.82	0.75

Earnings per share of common stock - diluted As reported	$0.82	$0.75
Pro forma	0.80	0.73

The Company granted options for 21,500 shares in the first six months of 2005. The Company granted options for 15,799 shares in the first six months of 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of 3.20%; expected volatility of 26.00%; risk-free interest rates for each plan of 4.18% and 4.19%; and expected life of 6.50 years in 2005 and 2004.

11 of 37

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

8. SUBORDINATED DEBT

As of June 30, 2005, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•	The $65.2 million of debentures issued to NPB Capital Trust II August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

•	The $20.6 million of debentures issued to NPB Capital Trust III February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.6 million of debentures issued to NPB Capital Trust IV March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.6 million of debentures issued to NPB Capital Trust V April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

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

In December 2003, the FASB issued a revised interpretation, FIN 46(R), Consolidation of Variable Interest Entities, the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required National Penn to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. Accordingly, the Company deconsolidated NPB Capital Trust II at the end of the first quarter of 2004, which resulted in an increase in outstanding debt of $2.7 million.

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

12 of 37

applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the six months ended June 30, 2005 and 2004 included the following components:

	June 30, 2005	June 30, 2004
Service cost	$1,061,433	$785,888
Interest cost	729,247	632,920
Expected return on plan assets	(868,401)	(776,781)
Amortization of prior service cost	(2,378)	(10,077)
Amortization of unrecognized net actual loss	111,544	54,261
Net periodic benefit expense	$1,031,445	$686,211

We currently expect to contribute approximately $1.8 million to our pension plan for plan year 2005. No contributions to the plan were required in the six months ended June 30, 2005.

10. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. 03-1-a

The FASB Proposed Staff Position (FSP) 03-1-a would have established new rules for accounting for permanent write-downs of certain available for sale investments under the previously published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Specifically, FSP 03-1-a would have required permanent impairments to be accounted for through earnings, as opposed to current requirements to reflect market adjustments through equity. On July 1, 2005, the FASB made a decision not to adopt the accounting changes proposed by FSP 03-1-a. The FASB is expected to issue a final FSP re-titled FSP FAS 115-1, to supersede EITF 03-1, which will be effective for other-than-temporary impairment analyses beginning in periods after September 15, 2005.

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

The Company recorded a 20.5% increase in second quarter 2005 net income compared to second quarter 2004, and a 21.8% increase in net income for the first six months of 2005 compared to the first six months of 2004. Diluted earnings per share for the three and six-month periods ended June 30, 2005 of $0.42 and $0.82 increased 10.5% and 9.3%, respectively, compared to the same periods in 2004. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Peoples First, Inc., which was completed on June 10, 2004. Per share results for 2004 have been restated for the five-for-four stock split effective as of September 30, 2004.

13 of 37

For the six month period ended June 30, 2005, the annualized return on average shareholders’ equity and annualized return on average assets were 13.3% and 1.28% compared to 15.2% and 1.30% for the comparable period in 2004. The decrease in return on average shareholders’ equity is due primarily to the higher levels of average equity outstanding resulting from the acquisition of Peoples First, Inc. on June 10, 2004. The return on average tangible equity was 25.4% as of June 30, 2005 and 24.7% as of June 30, 2004.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (dollars in thousands).
Reconciliation Table for Non-GAAP Financial Measure
	June 30, 2005	June 30, 2004
Return on average shareholders' equity (annualized)	13.3%	15.2%
Effect of goodwill and intangibles (annualized)	12.1%	9.5%
Return on average tangible equity (annualized)	25.4%	24.7%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$433,630	$311,489
Average goodwill and intangibles	(205,551)	(120,419)
Average tangible equity	$228,079	$191,070

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If

14 of 37

the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its analysis as of June 30, 2005, the Company has not identified any impairment of its goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2005 was $14.7 million, 20.5% more than for the second quarter 2004. Net income for the six months ended June 30, 2005 was $28.7 million, 21.8% more than for the first six months of 2004. The Company’s performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The 2005 results include Peoples First, Inc. (acquisition date of June 10, 2004) for the full periods.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the second quarter of 2005 was $37.4 million, which increased $5.0 million or 15.4% over the $32.4 million for the second quarter of 2004. Interest income for the second quarter of 2005 increased $13.7million as compared to the second quarter of 2004. Interest expense for second quarter 2005 increased $8.7 million. Net interest income for the first six months of 2005 was $74.4 million, which increased $10.5 million or 16.5% over the $63.8 million for the first six months of 2004. Interest income in 2005 increased $26.4 million due to a higher level of interest earning assets as compared to the six months ended June 30, 2004. Interest expense in the first six months of 2005 increased $15.9 million over interest expense for the first six months of 2004. The increase in interest income in the first three and six months of 2005 is due to a higher level of interest earning assets as compared to the 2004 comparable periods. For both the first three and six month periods of 2005, the increase in interest expense on deposits is attributable primarily to an increased level and volatility of interest rates paid on deposits.

15 of 37

The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in thousands)

	Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$8,235	$86	2.11%	$4,699	$14	0.60%
Federal funds sold	83	1	2.43%	7,900	24	0.61%
Investment securities	1,182,181	28,722	4.90%	927,726	23,680	5.13%
Total loans and leases	2,935,719	92,601	6.36%	2,377,157	70,695	5.98%
Total earning assets	$4,126,218	$121,410	5.93%	$3,317,482	$94,413	5.72%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,518,114	$25,307	2.03%	$2,042,336	$16,368	1.61%
Short-term borrowings	661,677	7,671	2.34%	560,694	3,158	1.13%
Long-term borrowings	374,346	9,481	5.11%	276,239	7,044	5.13%
Total interest bearing liabilities	$3,554,137	$42,459	2.41%	$2,879,269	$26,570	1.86%

INTEREST RATE MARGIN**		$78,951	3.86%		$67,843	4.11%
Tax equivalent interest		(4,580)	(0.22)%		(4,014)	(0.24)%
Net interest income		$74,371	3.64%		$63,829	3.87%

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

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in volume (i.e., changes in volume multiplied by old rate) and
•	changes in rate (i.e., changes in rate multiplied by old volume).

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

	Six Months Ended June, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in: Interest income:
Interest bearing deposits in banks	$11	$61	$72
Federal funds sold	(24)	2	(23)
Investment securities	6,495	(1,454)	5,042
Total loans and leases	16,611	5,295	21,906
Total interest income	23,093	3,904	26,997

Interest expense:
Interest bearing deposits	$3,813	$5,126	$8,939
Short-term borrowings	569	3,944	4,513
Long-term borrowings	2,502	(65)	2,437
Total interest expense	6,884	9,005	15,889
Increase (decrease) in net interest income	$16,209	$(5,101)	$11,108

16 of 37

Net interest income, on a taxable equivalent basis, increased $11.1 million in the first six months of 2005, as compared to the same period in 2004. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.85% during second quarter 2005 compared to 4.01% during the second quarter of 2004 and 3.87% during the first quarter of 2005. Net interest margins for the first half of 2005 and 2004 were 3.86% and 4.11%, respectively. The margin decline was due to continued competitive pressures and general overall margin compression between loan growth, higher-costing funding sources, and the continuing effects of a relatively flat yield curve. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

 Management conducts a quarterly analysis of the loan and lease portfolios and adjusts allowance for loan and lease losses accordingly. During our quarterly analysis of the loan and lease loss allowance, we considered a variety of factors, some of which included:

•	General economic conditions.
•	Trends in charge-offs.
•	The level of non-performing assets, including loans and leases over 90 days delinquent.
•	Levels of allowance for specific classified assets.
•	A review of economic sectors, for example the manufacturing industry, which may continue to create losses in the manufacturing portfolio.
•	The overall concerns of consumer confidence associated with world events.

Based on the quarterly analysis, the Company provided $950,000 to its allowance for loan and lease losses, a decrease of $250,000 compared to the three months ended June 30, 2004. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases. The Company’s net charge-offs of $2.5 million for the three months ended June 30, 2005 increased by $2.4 million compared to the $190,000 in net charge-offs for the three months ended June 30, 2004.

For the six months ended June 30, 2005, the Company provided $1.7 million to its allowance for loan and lease losses, a $1.3 million decrease compared to the first six months of 2004. The Company’s net charge-offs of $3.3 million for the six months ended June 30, 2005 increased by $2.3 million compared to the $982,000 in net charge-offs for the first six months of 2004.

While net charge-offs increased during second quarter 2005, the loan portfolio delinquency rate (loans 30 days or more past due) declined to .11% of total loan outstandings at June 30, 2005 compared to .26% at March 31, 2005 and .30% at December 31, 2004. Likewise, loans past due 30 days or more or on non-accrual compared to total loans were .58% at June 30, 2005 compared to .67% at March 31, 2005 and .69% at December 31, 2004. Additionally, based on the Company’s internal loan risk rating system, the total of classified and criticized loans as a percentage of total loans declined to 4.17% at June 30, 2005, from 4.78% at March 31, 2005 and 4.24% at December 31, 2004.

The Company’s allowance for loan and lease losses decreased $1.6 million, from $57.6 million as of December 31, 2004 to $56.0 million as of June 30, 2005. The following table details the components of the change in balance of the allowance for loan and lease losses as of June 30, 2005 (in thousands):

Balance at 12/31/04	$57,590
Charge-Offs	(4,324)
Recoveries	1,069
Provision for loan and lease losses	1,700

Balance at 6/30/05	$56,035

Non-interest income increased $3.2 million or 28.3% during the second quarter of 2005 compared to the same period in 2004, as a result of insurance commissions and fees increasing $934,000, a $646,000 increase in net gains on sale of investment securities, service charges on deposit accounts increasing $487,000, other service charges and fees increasing $289,000, wealth management income increasing $229,000, and cash management and electronic banking fees increasing $153,000. For the first six months of 2005, non-interest

17 of 37

income increased $6.4 million or 29.0% compared to the same period in 2004, as a result of insurance commissions and fees increasing $2.1 million, service charges on deposit accounts increasing $863,000, a $805,000 increase in net gains on sale of investment securities, other service charges and fees increasing $626,000, cash management and electronic banking fees increasing $555,000, and wealth management income increasing $460,000.

Wealth management income increased as a result of the combined efforts of our wealth management subsidiaries, which efforts were largely consolidated during the second quarter of 2005 into National Penn Investors Trust Company, a subsidiary of National Penn Bank. The increase in deposit fees was primarily due to an increase in the collection of fees on a larger deposit base, resulting from the Peoples First acquisition in June 2004. Insurance commissions and fees increased as a result of the addition to National Penn Insurance Agency, Inc., of three insurance agencies acquired since June 2004. The increase in non-interest income for the first six months of 2005 also includes a one-time gain of $922,000 on the sale of the Peoples Bank of Oxford operations center in the first quarter of 2005. Second quarter 2005 mortgage banking income increased $467,000 as compared to second quarter 2004 due to increased mortgage origination volume resulting from lower long-term interest rates during the second quarter of 2005. For the first six months of 2005, mortgage banking income increased $67,000 as compared to the same period in 2004. Gains on the sale of investment securities were primarily due to the sale of equity securities in the second quarter of 2005. Non-interest income represented 19.5% and 19.0%, of total revenues in the first three and six months, respectively, excluding the gain on the sale of the operations center building in the first quarter.

Non-interest expenses increased $4.8 million or 18.4% during the second quarter of 2005, compared to second quarter 2004, to $31.1 million. Salaries, wages and benefits increased $2.7 million or 17.7%, other operating expenses increased $807,000 or 13.6%, net premises and equipment increased $496,000 or 13.5%, and advertising and marketing expenses increased $177,000 or 15.3%. For the first six months of 2005, as compared to the same period in 2004, non-interest expenses increased $10.4 million or 20.1% to $62.2 million. In the first six months of 2005, salaries, wages and benefits increased $6.4 million or 21.3%, other operating expenses increased $1.5 million or 12.5%, net premises and equipment increased $973,000 or 12.7%, and advertising and marketing expenses increased $340,000 or 15.0%, as compared to the same period in the prior year. These increases are principally due to the June 2004 acquisition of Peoples First, Inc., which is included in the first two quarters of 2005.

  The first six months of 2005 also included professional fees and related expenses of $1.2 million attributable to the investigation of the fraud discovered by National Penn in January 2005. This fraud was previously disclosed in National Penn’s Form 10-K for the fiscal year ended December 31, 2004. National Penn anticipates that it will continue to incur substantial legal and other investigation-related expenses in the foreseeable future.

Income before income taxes increased $3.6 million or 22.2% in the second quarter of 2005 compared to the same time period in 2004. Income taxes increased $1.1 million or 27.1% for the quarter ended June 30, 2005 due to a 22.2% increase in pretax income and a lower percentage of tax advantaged assets in relation to taxable assets. The Company’s effective tax rate increased to 26.2% for the second quarter of 2005 compared to 25.2% for second quarter 2004. For the first six months of 2005, income before income taxes increased $7.8 million or 25.0% compared to the same time period in 2004. Income taxes increased $2.7 million or 35.0% in the first six months of 2005 as compared to the same period in 2004, due to a 25.0% increase in pretax income and a lower percentage of tax advantaged assets in relation to taxable assets. The Company’s effective tax rate increased to 26.4% for the first six months of 2005 compared to 24.5% for the first six months of 2004. The increase in the effective tax rate year to date in 2005 is due to the lower percentage of tax advantaged assets as mentioned above.

FINANCIAL CONDITION

At June 30, 2005, total assets were $4.59 billion, an increase of $115.1 million or 2.6% from the $4.48 billion at December 31, 2004. Net loans and leases, including loans held for sale, which totaled $2.93 billion at June 30, 2005, increased $111.2 million, or 3.9% compared to the $2.81 billion in loans December 31, 2004. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first six months of 2005 amounted to $121.0 million.

18 of 37

Total cash and cash equivalents increased $39.7 million or 42.3% at June 30, 2005 when compared to December 31, 2004. Cash and due from banks increased $39.0 million, due to an increase of Federal Reserve Bank related balances as of June 30, 2005.

For the first six months of 2005, approximately 63.0% of the Company’s gross revenue (total interest income plus total other income or $145.3 million through June 30, 2005) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $91.6 million.

The Company’s total loan portfolio, including loans held for sale, as of June 30, 2005 was $2.98 billion and consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $332.1 million or 11.1% of total loans.

•	Residential mortgage loans for the purchase or financing of an individual’s private residence was $287.5 million or 9.6% of total loans.

•	Commercial loans of $2.36 billion or 79.3% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

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

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of June 30, 2005, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $984.5 million. Loans outstanding are 41.6% of the commercial loan portfolio and 33.0% of the total loan portfolio.

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

19 of 37

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	June 30, 2005	December 31, 2004

Nonaccrual loans	$14,190	$11,103
Loans past due 90 or more days as to interest or principal	191	870
Total nonperforming loans	14,381	11,973
Other real estate owned	16	--
Total nonperforming assets	$14,397	$11,973

Total loans and leases, including loans held for sale	$2,984,045	$2,874,439

Average total loans and leases	$2,935,719	$2,596,772

Allowance for loan and lease losses	$56,035	$57,590
Allowance for loan and lease losses to:
Nonperforming assets	389%	481%
Total loans and leases	1.9%	2.0%
Average total loans and leases	1.9%	2.2%

	Six Months Ended June 30,
	2005	2004
Net charge-offs	$3,255	$982

Net charge-offs (annualized) to:	$6,510	$1,964
Total loans and leases	.22%	.07%
Average total loans and leases	.22%	.08%
Allowance for loan and lease losses	11.62%	3.42%

The increase in non-performing assets is due primarily to a $3.1 million increase in non-accrual loans, from $11.1 million at December 31, 2004 to $14.2 million at June 30, 2005. The increase in non-performing loans is substantially due to an increase of $2.1 million in non-accrual commercial and industrial loans, a $1.8 million increase in non-accrual residential real-estate secured loans, and a $742,000 increase in non-accrual personal loans to individuals. These increases were offset somewhat by a $1.8 million decrease in non-accrual non-farm, non-residential real estate loans during the same period. Management expects that non-performing loans may increase in the remainder of 2005 due to the impact of the rising interest rate environment on borrowers. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of June 30, 2005, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 63.8% of the total non-accrual loans; residential real estate-secured loans account for 28.6% of non-accruals.

Investments decreased $41.2 million or 3.5% to $1.14 billion at June 30, 2005 compared to December 31, 2004. Investment purchases during the first six months of 2005 were $51.6 million, primarily municipal securities. This decrease included investment calls and maturities and the amortization of mortgage-backed securities totaling $65.7 million. During the first six months of 2005, the Company sold approximately $18.4 million in investment securities available for sale resulting in a $609,000 gain. This transaction allowed us to re-deploy those funds into higher yielding investments.

The total of all other assets on the balance sheet at June 30, 2005 was relatively unchanged at $383.8 million as compared to $378.2 million at December 31, 2004. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.

In 1998 and 1999, the Company invested in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The

20 of 37

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

As the primary source of funds, aggregate deposits of $3.06 billion at June 30, 2005 decreased $83.6 million or 2.7% compared to December 31, 2004. The decrease in deposits during the first half of 2005 was primarily due to a $98.8 million decrease in interest bearing deposits. Municipal deposits decreased $167.5 million and certain other interest bearing deposits decreased a total of $130.1 million. These declines were partially offset by an increase of $116.9 million in jumbo certificates of deposit and an increase of $60.0 million in brokered certificates of deposit. Municipal deposits fluctuate as municipalities are required to move their deposits to the institution that will provide the highest rate of return on public funds. These deposits also fluctuate because municipalities receive tax revenues periodically during a year and balances run down until the next fiscal years’ receipts. Management believes that many of these seasonal deposits will be replenished during the third quarter of 2005.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $1.06 billion at June 30, 2005, and $871.0 million at December 31, 2004. The increase of $184.2 million in purchased funds and borrowing is comprised primarily of a $166.2 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in long-term borrowings of $19.9 million, offset by a decrease in short-term borrowings of $2.0 million. Securities sold under repurchase agreements which includes short-term investment vehicles for our commercial clients and Federal Home Loan Bank overnight funds, increased $212.7 million, while other short-term borrowings decreased $48.5 million. The increase in long-term borrowings is a result of funding needs due to the decline in the level of municipal deposits.

Shareholders’ equity increased $10.7 million from December 31, 2004 through June 30, 2005. Common stock increased $488,000 related to a higher number of common shares outstanding. Retained earnings increased $14.9 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income decreased $6.5 million due to reduced valuation levels in the available for sale investment securities portfolio as a result of the higher interest rate environment. Cash dividends paid during the first six months of 2005 increased $2.2 million or 18.7% to $13.8 million compared to the cash dividends paid during the first six months of 2004. Earnings retained during the first six months of 2005 were 51.8% compared to 50.5% during the first six months of 2004.

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management has an effective means of monitoring existing and new regulatory developments, including developments under the Sarbanes-Oxley Act of 2002. Increased reporting and documentation requirements have resulted, and will continue to result, in increased operating costs.

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

21 of 37

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

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2005 (in thousands).

	Repricing Periods (1)
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$9,446	$0	$0	$0
Federal funds sold	0	0	0	0
Investment securities	67,157	120,145	653,407	307,826
Loans and leases (1)	1,307,839	224,872	839,368	555,931
Other assets	0	0	0	507,909
	1,384,442	345,017	1,492,775	1,371,666
Liabilities and equity
Non-interest bearing deposits	5,577	11,632	137,536	376,416
Interest bearing deposits (2)	914,558	403,284	488,345	722,278
Borrowed funds	498,790	20,600	191,309	217,406
Subordinated debt	61,857	0	65,206	0
Other liabilities	0	0	0	40,269
Shareholders’ equity	0	0	0	438,835
	1,480,782	435,516	882,396	1,795,204
Interest sensitivity gap	(96,340)	(90,499)	610,379	(423,540)

Cumulative interest rate sensitivity gap	$(96,340)	$(186,839)	$423,540	$0

_________________________
(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the second calendar quarter of 2005. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

22 of 37

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

The calculated estimates of change in MVPE at June 30, 2005 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change
(in basis points)
+300	$629,965	(16.02)%
+200	662,640	(11.66)%
+100	697,216	(7.05)%
Flat Rate (base case)	750,124	-
-100	730,723	(2.59)%
-200	719,163	(4.13)%
-300	713,148	(4.93)%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands).

	June 30, 2005		June 30, 2004
Changes in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(3,947)	(6.3)%	$(2,268)	(4.0)%
+200	(2,602)	(4.1)%	(1,419)	(2.5)%
+100	(1,239)	(2.0)%	(609)	(1.1)%
-100	(337)	(0.5)%	(484)	(0.8)%
-200	(3,882)	(6.2)%	(2,338)	(4.1)%
-300	(8,883)	(14.1)%	(6,207)	(10.8)%

23 of 37

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2005 (in thousands):

(dollars in thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$25,173	$3,402	$5,254	$3,950	$12,567
Remaining contractual maturities of time deposits	1,038,434	546,343	460,717	27,628	3,746
Loan commitments	977,501	577,257	110,726	22,939	266,579
Long-term borrowed funds	249,829	16,255	118,309	73,000	42,265
Subordinated debentures	127,063	61,857	65,206	-	-
Letters of credit	96,769	42,219	44,602	9,737	211
Total	$2,514,769	$1,247,333	$804,814	$137,254	$325,368

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at June 30, 2005.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2005	2004	2005	2004	2005	2004

The Company	7.94%	7.86%	10.14%	10.02%	11.49%	11.27%
National Penn Bank	7.02%	7.00%	9.00%	8.93%	10.26%	10.19%
“Well Capitalized” institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
     (under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2005, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well

24 of 37

 capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company’s commitments for significant capital expenditures are within its historical norms.

The Company does not presently have any commitments for significant capital expenditures. The Company is experiencing a space shortage and is actively planning construction of an operations facility. The Company purchased a tract of land for this purpose in May 2005 for $765,000. In June 2005, the Company entered into an agreement of sale to acquire an additional tract of land nearby, at a purchase price of $1.36 million. Settlement of this purchase has not yet been scheduled. If and when this purchase is completed, the Company will determine how much of the total land purchased is necessary for the operations center and whether any amount should be offered for sale.

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

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the range of eight to ten percent during 2005.

•	The Company anticipates that net charge-offs for all of 2005 will likely be greater than in 2004 and more in line with historical levels.

•
The principal challenge faced by the Company today is to grow our earnings in light of the continuing compression of our net interest margin due to current and anticipated interest rate levels (which continue to increase the costs of deposits). In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, and to increase our non-interest income.

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

25 of 37

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

•	Seasonal deposit flows (primarily municipal deposits) may not occur as in the past. Our ability to accept these deposits may be limited by legal requirements to provide collateral for such deposits.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

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

26 of 37

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

•	National Penn may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.

•	Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes.

•
Growth and profitability of National Penn’s non-interest income or fee income may be less than expected, including income from wealth management, insurance agency activities and mortgage banking activities.

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn’s loan portfolio and allowance for loan and lease losses.

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

27 of 37

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

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of June 30, 2005, National Penn’s management, under the supervision and with the participation of National Penn’s chief executive officer and chief financial officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that such disclosure controls and procedures, except for the impact of the material weakness discussed below, were effective as of June 30, 2005 to provide reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As disclosed in management’s report on internal control over financial reporting filed in National Penn’s Annual Report on Form 10-K for 2004, management’s assessment of the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2004 identified a material weakness in the processes for approving certain types of loans and changes to deposit account information. The identified material weakness related to the lack of effective segregation of duties and supervision in the loan underwriting and approval process in the Private Banking area at locations remote from Private Banking headquarters As a result, when combined with the failure to effectively monitor maintenance activity on deposit accounts, management concluded that there was a material weakness in internal control over financial reporting.

Promptly following identification of the material weakness, management appointed a task force of senior officers to develop a plan of remediation. The task force completed a plan of remediation in May 2005. This plan was reviewed with and formally approved by National Penn’s executive management and the Audit Committee of the Board of Directors in late May 2005. As of June 30, 2005, the plan has been fully implemented except those aspects involving the hiring of additional personnel (which is in process). National Penn anticipates this hiring will be completed in the third quarter of 2005.

28 of 37

Management believes that many of the changes made to remediate the material weakness described above, and certain other changes made as part of National Penn’s ongoing efforts to improve and refine its internal control over financial reporting, are changes that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting. These are:

•	More extensive segregation of duties, supervision and independent oversight in the initiation and authorization of loans in the Private Banking area.
•
Expanded efforts to verify authenticity of customer information in loan files and the quality of loan underwriting in the Private Banking area, through an improved review process utilizing the Bank’s Loan Review function.

•	Increased evidentiary requirements for original signatures on loan approval documentation.
•	Enhanced policies and procedures on the use and monitoring of official checks and cashier’s checks, including changes in signature requirements.
•	Enhanced policies and procedures on loan disbursements and improved monitoring requirements.
•	Initiation of monthly self-audit requirements in community offices to assess adherence to company policy.
•
Enhanced policies and procedures regarding the maintenance and monitoring of deposit accounts, including improved limitations on access, new signature requirements, and improved monitoring requirements.

Management believes that the changes made, including those made to address the material weakness, are appropriately designed. National Penn will begin testing of the internal control changes to determine their operating effectiveness, including the remedial impact on the material weakness, in third quarter 2005. Further implementation and testing is expected to continue through the remainder of 2005. National Penn will perform an evaluation of the effectiveness of its internal control over financial reporting in connection with its Annual Report on Form 10-K for the year ended December 31, 2005, to be filed with the Securities and Exchange Commission in early 2006.

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

  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed by National Penn in its Annual Report on Form 10-K for 2004 at Item 1. “Business-Recent Developments,” National Penn’s financial results for 2004 included a pre-tax special charge for fraud loss of $6.7 million, for losses attributable to a fraudulent loan and deposit scheme discovered by National Penn in January 2005. Second quarter 2005 financial results include pre-tax expenses of $600,000 for legal, auditing and other investigation-related expenses in the investigation of the loan fraud discovered in January 2005. National Penn anticipates that it will continue to incur substantial legal and other investigation-related expenses in future periods.

After an exhaustive investigation lasting over three and one-half months, on April 18, 2005, National Penn filed a complaint against a former loan officer and others, including certain customers and two additional former employees. The complaint seeks to recover all losses, costs and expenses arising out of the transactions examined during the investigation. (National Penn Bank v. Edward G. and Jayne Mawhinney et al , Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789). National Penn is vigorously pursuing all other available avenues to recover these sums, including insurance, and is cooperating with law enforcement authorities in their investigation.

29 of 37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2005
through
April 30, 2005	8,450	$23.88	8,450	517,553

May 1, 2005
through
May 31, 2005	9,100	$23.74	9,100	508,453

June 1, 2005
through
June 30, 2005	9,100	$24.20	9,100	499,353

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,250,000 (as adjusted for the five-for-four stock split on September 30, 2004).

4.	National Penn's current stock repurchase program does not have an expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2005 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 25, 2005. Notice of the meeting was mailed to shareholders of record on or about March 28, 2005 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

30 of 37

The annual meeting was held to elect four Class III directors to hold office for three years from the date of election and until their successors are elected and qualified and to consider and act upon a proposal by the Board of Directors to approve a Long-Term Incentive Compensation Plan.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors were as follows:

Nominees	For	Withheld	Abstentions
Robert L. Byers	24,366,859	698,911	0
Frederick P. Krott	24,274,347	791,423	0
Patricia L. Langotti	24,114,699	951,071	0
Kenneth A. Longacre	24,173,313	892,457	0

There was no solicitation in opposition to the Board’s proposal to approve the Long-Term Incentive Compensation Plan, and the proposal was approved by the required vote - a majority of the votes cast on the matter. The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows. Broker nonvotes are shares present and counted to determine a quorum, but not voted on a matter because the broker does not have required voting instructions from the beneficial owner of the shares.

For	Against	Abstentions	Broker Nonvotes
14,062,401	3,307,004	902,112	6,811,174

Item 5. Other Information.

Cash Dividend

On July 27, 2005, the Board of Directors of National Penn declared a cash dividend of $.20 per share payable on August 17, 2005 to shareholders of record as of August 6, 2005.

Item 6. Exhibits.

Item 6. Exhibits.

10.1
Amendment No. 9 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997). (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 29, 2005, filed on April 6, 2005).

10.2
Amendment No. 5 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001). (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated March 29, 2005, filed on April 6, 2005).

10.3	National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, filed on April 29, 2005).

10.4
Form of Stock Option Agreement for Non-Qualified Stock Option Grant to Non-Employee Director (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 3, 2005, filed on May 4, 2005).

10.5
Amendment No. 10 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997). (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 17, 2005, filed on May 20, 2005).

31 of 37

10.6
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, filed on May 26, 2005).

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

32 of 37

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: August 5, 2005	By /s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: August 5, 2005	By /s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

33 of 37