Form 10-Q
period 2005-09-30
NATIONAL PENN BANCSHARES INC
filed 2005-11-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30, 2005
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005

Common Stock (no stated par value)	(No.) Shares 43,599,025

1 of 36

2 of 36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$102,001	$85,118
Interest bearing deposits in banks	5,430	8,776
Total cash and cash equivalents	107,431	93,894

Investment securities held to maturity (fair value approximates $111,856 and	113,573	90,967
$90,621 for 2005 and 2004, respectively)
Investment securities available for sale, at fair value	1,015,648	1,098,836
Loans and leases held for sale	25,028	11,801
Loans and leases, less allowance for loan and lease losses of $56,255
and $57,590 in 2005 and 2004, respectively	2,930,374	2,805,048
Premises and equipment, net	51,673	53,719
Accrued interest receivable	18,756	17,823
Bank owned life insurance	81,884	79,545
Goodwill	187,693	186,945
Other intangibles	16,682	18,462
Unconsolidated investments under the equity method	3,813	3,854
Other assets	22,152	17,899
Total assets	$4,574,707	$4,478,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$512,718	$515,901
Interest-bearing	2,779,332	2,627,292
Total deposits	3,292,050	3,143,193

Securities sold under repurchase agreements and federal funds purchased	408,206	504,051
Short-term borrowings	5,723	10,000
Long-term borrowings	248,631	229,926
Subordinated debt	127,063	127,063
Accrued interest payable and other liabilities	48,035	36,435
Total liabilities	4,129,708	4,050,668

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2005 - 43,548,941; 2004 - 43,138,498 net of shares
in Treasury: 2005 - 18,658; 2004 - 109,950	364,730	362,007
Retained earnings	71,200	48,485
Accumulated other comprehensive income	9,548	19,915
Treasury stock, at cost	(479)	(2,282)
Total shareholders’ equity	444,999	428,125
Total liabilities and shareholders’ equity	$4,574,707	$4,478,793

The accompanying notes are an integral part of these statements.

3 of 36

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended September 30,
	September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans and leases, including fees	$49,764	$41,967	$141,366	$111,976
Investment securities
Taxable	8,990	7,830	27,156	21,756
Tax-exempt	3,500	3,305	10,474	9,731
Federal funds sold	-	13	2	37
Deposits in banks	54	18	140	32

Total interest income	62,308	53,133	179,138	143,532

INTEREST EXPENSE
Deposits	16,455	9,883	41,762	26,251
Securities sold under repurchase agreements and federal funds purchased	3,481	1,682	11,102	4,821
Short-term borrowings	44	10	94	29
Long-term borrowings	4,855	4,393	14,336	11,437

Total interest expense	24,835	15,968	67,294	42,538

Net interest income	37,473	37,165	111,844	100,994

Provision for loan and lease losses	750	1,225	2,450	4,188

Net interest income after provision for loan and lease losses	36,723	35,940	109,394	96,806

NON-INTEREST INCOME
Wealth management income	2,188	2,228	6,727	6,307
Service charges on deposit accounts	4,199	4,084	12,065	11,087
Cash management and electronic banking fees	1,934	1,695	5,606	4,812
Other service charges and fees	1,516	892	4,346	3,096
Gain on sale of building	-	-	922	-
Insurance commission and fees	1,545	937	5,436	2,686
Mortgage banking income	1,720	1,057	4,015	3,285
Bank owned life insurance income	799	1,188	2,645	2,950
Net gains (losses) on sale of investment securities	181	100	790	(96)
Equity in undistributed net earnings of affiliates	-	(3)	-	126

Total non-interest income	14,082	12,178	42,552	34,253

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	18,565	17,633	55,253	47,888
Net premises and equipment	4,403	4,323	13,010	11,957
Advertising and marketing expenses	1,249	813	3,875	3,099
Fraud investigation expenses	150	-	1,351	-
Other operating expenses	7,139	7,267	20,175	18,857
Total non-interest expense	31,506	30,036	93,664	81,801

Income before income taxes	19,299	18,082	58,282	49,258

Income tax expense	4,492	4,349	14,786	11,977

NET INCOME	$14,807	$13,733	$43,496	$37,281

PER SHARE OF COMMON STOCK
Net income per share - basic	$0.34	$0.32	$1.00	$0.93
Net income per share - diluted	$0.34	$0.31	$0.99	$0.91
Dividends paid in cash	$0.16	$0.15	$0.48	$0.43

The accompanying notes are an integral part of these statements.

4 of 36

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005				Accumulated
(Dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2004	34,510,798	$362,007	$48,485	$19,915	$(2,282)	$428,125	-
Net income	-	-	43,496	-	-	43,496	$43,496
Cash dividends declared	-	-	(20,781)	-	-	(20,781)	-
5-for-4 stock split	8,712,484	-	-	-	-	-	-
Shares issued under stock-based plans	409,417	2,723	-	-	3,971	6,694	-
Other comprehensive loss, net of
reclassification adjustment and taxes	-	-	-	(10,367)	-	(10,367)	(10,367)
Total comprehensive income	-	-	-	-	-	-	$33,129
Treasury shares purchased	(83,758)	-	-	-	(2,168)	(2,168)
Balance at September 30, 2005	43,548,941	$364,730	$71,200	$9,548	$(479)	$444,999

Components of Other	September 30, 2005
Comprehensive Income	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized losses on securities	$(15,160)	$5,306	$(9,854)
Unrealized holding losses arising during period
Less: Reclassification adjustment for gains realized in net income	790	(277)	513
Other comprehensive losses, net	$(15,950)	$5,583	$(10,367)

NINE MONTHS ENDED SEPTEMBER 30, 2004				Accumulated
(Dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2003	24,284,506	$272,534	$25,770	$19,595	$(86)	$317,813	-
Net income	--	--	37,281	--	--	37,281	$37,281
Cash dividends declared	--	--	(18,286)	--	--	(18,286)	-
5-for-4 stock split	6,904,415						-
Shares issued under stock-based plans	510,344	(1,078)	--	--	9,247	8,581	-
Shares issued for acquisition of Peoples
First, Inc. and Pennsurance, Inc.	3,130,094	88,461	--	--	--	88,461	-
Other comprehensive loss, net of
reclassification adjustment and taxes	--	--	--	(15,280)	--	(710)	(710)
Total comprehensive income	--	--	--	--	--	--	$36,571
Treasury shares purchased	(307,283)	--	--	--	(9,455)	(10,099)
Balance at September 30, 2004	34,522,076	$359,917	$44,765	$4,315	$(294)	$423,041

Components of Other	September 30, 2004
Comprehensive Income	Before tax	Tax (expense)	Net of tax
	amount	benefit	Amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(1,764)	$416	$(1,348)
Less: Reclassification adjustment for losses realized in net income	(96)	34	(62)
Change in the fair value of cash flow hedges	(576)	--	(576)
Other comprehensive income, net	$(1,092)	$382	$(710)

The accompanying notes are an integral part of these statements.

5 of 36

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,496	$37,281
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	2,450	4,188
Depreciation and amortization	6,749	3,705
(Accretion) amortization of premiums and discounts on investment securities, net	(1,330)	752
Investment securities (gains) losses, net	(790)	96
Mortgage loans originated for resale	(218,324)	(100,500)
Sale of mortgage loans originated for resale	207,879	102,540
Gain on sale of mortgage loans originated for resale	(2,782)	(2,040)
Gain on sale of bank building	(922)	-
Changes in assets and liabilities
(Increase) decrease in accrued interest receivable	(933)	(1,118)
Increase (decrease) in accrued interest payable	3,624	(1,339)
(Increase) decrease in other assets	(1,009)	1,368
Increase (decrease) in other liabilities	7,976	5,374
Net cash provided by operating activities	46,084	50,307

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(698)	(32,408)
Proceeds from maturities of investment securities held to maturity	8,537
Purchase of investment securities held to maturity	(31,120)	(50,273)
Proceeds from sales of investment securities available for sale	18,971	42,300
Proceeds from maturities of investment securities available for sale	172,588	160,475
Purchase of investment securities available for sale	(122,183)	(248,461)
Net increase in loans	(128,901)	(181,901)
Purchases of premises and equipment	(4,526)	(4,735)
Proceeds from the sale of bank building	3,600	-
Net cash used in investing activities	(83,732)	(315,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in interest and non-interest bearing demand deposits and savings accounts	(223,778)	248,151
Net increase (decrease) in certificates of deposits	372,635	83,531
Net increase (decrease) in securities sold under agreements to repurchase
and federal funds purchased	(95,845)	(115,808)
Net increase (decrease) in short-term borrowings	(4,277)	-
Proceeds from new long-term borrowings	33,500	50,000
Repayments of long-term borrowings	(14,795)	(15,018)
Issuance of subordinated debentures	-	61,857
Shares issued under stock-based plans	6,694	8,581
Purchase of treasury stock	(2,168)	(10,099)
Cash dividends	(20,781)	(18,286)
Net cash provided by financing activities	51,185	292,909
Net increase (decrease) in cash and cash equivalents	13,537	28,213
Cash and cash equivalents at beginning of year	93,894	98,397
Cash and cash equivalents at September 30	$107,431	$126,610

The accompanying notes are an integral part of these statements.

6 of 36

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

Certain categories within the non-interest income section of the consolidated statements of income were clarified for the three and nine months ended September 30, 2005 and 2004. As a result, amounts related to wealth management income, cash management and electronic banking fees, other service charges and fees, and insurance commission and fees within this section for the three and nine months ended September 30, 2004 were appropriately recategorized. Comparable amounts for the first, second, third and fourth quarters of 2004 are (in thousands):

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Wealth management income	$1,967	$2,112	$2,228	$2,185
Cash management and electronic banking fees	1,434	1,683	1,695	1,762
Other service charges and fees	1,088	1,116	832	1,091
Insurance commissions and fees	851	898	937	1,111

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND DISPOSITIONS

Proposed Acquisition of Nittany Financial Corporation

On September 7, 2005, National Penn Bancshares, Inc. announced the execution of a definitive merger agreement under which National Penn Bancshares would acquire Nittany Financial Corporation (“Nittany”), parent company of Nittany Bank, in a stock and cash transaction valued at approximately $96.5 million. Nittany is a financial services company, with $326.5 million in assets, headquartered in State College, Centre County, Pennsylvania. Its Nittany Bank subsidiary operates four community offices in State College and one in Bellefonte. Nittany Financial also has $310 million under management through two of its subsidiaries, Vantage Investment Advisors, LLC, and Nittany Asset Management, Inc.

Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Nittany shareholders will be entitled to exchange each share of Nittany common stock for 1.58 shares of National Penn common stock or $42.43 in cash. The five-for-four stock split that National Penn announced on August 24, 2005 with an effective date of September 30, 2005, results in an adjusted exchange ratio of 1.975 shares of National Penn common stock. This exchange ratio is subject to further adjustment as set forth in the definitive agreement based on changes in the market price of National Penn common stock. Nittany shareholders may elect to receive cash, National Penn common stock or a combination of both for their Nittany shares. Additionally, the elections of Nittany shareholders are further subject to allocation procedures that are intended to result in the exchange of 30% of the Nittany shares for cash, and the remaining 70% exchanged for shares of National Penn common stock.

The transaction, anticipated to close in the first quarter of 2006, is subject to several conditions and contingencies, including approvals by the Federal Reserve Bank and the Pennsylvania Department of Banking and the affirmative vote of the shareholders of Nittany. All directors, certain executive officers and greater-than-five percent shareholders of Nittany (collectively holding approximately 40 percent of the outstanding shares of Nittany common stock) have agreed in letter agreements signed with National Penn to vote in favor of the merger. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

7 of 36

Insurance Agency Acquisitions

On January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. All agencies have retained their names and operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. The transactions resulted in the issuance of 25,070 shares of the Company's common stock and cash payments totaling $3.6 million. The acquisitions resulted in the recording of approximately $4.3 million of goodwill. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired insurance agencies from the respective dates of these acquisitions.

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

Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 2.35156 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 4,866,328 shares of National Penn common stock and payment of approximately $43.9 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 167,610 shares of National Penn common stock, with an exercise price of $8.96 per share. The acquisition resulted in the recording of approximately $83.1 million of goodwill and $8.5 million of other intangible assets. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.2 million, respectively. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples’ results from and after June 10, 2004. All National Penn share and per share information in this report has been restated for a five-for-four stock split of the Company’s common stock effective September 30, 2005.

3. LOANS

The balance of impaired loans was $10.6 million on September 30, 2005. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. A specific valuation allowance of $1.6 million was allocated to a total of $2.8 million of impaired loans. Impaired loans without a specific valuation allowance were $7.8 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4. SHAREHOLDERS’ EQUITY

On October 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.165 per share payable on November 17, 2005, to shareholders of record on November 5, 2005.

On August 25, 2005 the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 9, 2005, and which was distributed on September 30, 2005. All weighted average share and per share data has been retroactively restated.

On August 25, 2004, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,562,500 shares of the Company’s common stock (as adjusted for the five-for-four stock split on September 30, 2005) to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. No timetable has been set for these repurchases. As of September 30, 2005, 976,783 shares have been repurchased at an average price of $20.59 per share.

8 of 36

5. EARNINGS PER SHARE

(dollars in thousands, except per share data)

Three Months Ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$14,807	43,444	$0.34
Effect of dilutive securities
Options	-	753	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,807	44,197	$0.34

Nine Months Ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$43,496	43,281	$1.00
Effect of dilutive securities
Options	-	770	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$43,496	44,051	$0.99

Options to purchase 957,502 shares of common stock at $20.70 to $22.80 per share were outstanding for the three and nine months ended September 30, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended September 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$13,733	43,058	$0.32
Effect of dilutive securities
Options	-	790	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$13,733	43,848	$0.31

Options to purchase 525,220 shares of common stock at $20.70 to $21.21 per share were outstanding for the three months ended September 30, 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Nine Months Ended September 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$37,281	39,996	$0.93
Effect of dilutive securities
Options	-	876	(0.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$37,281	40,872	$0.91

Options to purchase 525,148 shares of common stock at $20.70 to $21.21 per share were outstanding for the nine months ended September 30, 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

9 of 36

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
(Dollars in thousands)	Banking	Other	Consolidated

As of and for the Nine Months Ended September 30, 2005
Total assets	$3,993,867	$580,840	$4,574,707
Total deposits	3,292,050	-	3,292,050
Net interest income (loss)	115,599	(3,755)	111,844
Total non-interest income	30,425	12,127	42,552
Total non-interest expense	81,830	11,834	93,664
Net income (loss)	45,835	(2,339)	43,496

As of and for the Nine Months Ended September 30, 2004
Total assets	$3,755,335	$583,921	$4,339,256
Total deposits	3,149,658	----	3,149,658
Net interest income (loss)	104,544	(3,550)	100,994
Total non-interest income	24,891	9,362	34,253
Total non-interest expense	72,769	9,032	81,801
Net income (loss)	39,976	(2,695)	37,281

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

10 of 36

At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for these plans under recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

		Three Months Ended September 30,
		2005	2004

Net income, as reported		$14,807	$13,733
Less: stock based compensation costs determined under fair value- based method for all awards		(301)	(256)
Net income, pro forma		$14,506	$13,477

Earnings per share of common stock - basic	As reported	$0.34	$0.32
	Pro forma	0.34	0.31

Earnings per share of common stock - diluted	As reported	$0.34	$0.31
	Pro forma	0.33	0.31

		Nine Months Ended September 30,
		2005	2004

Net income, as reported		$43,496	$37,281
Less: stock based compensation costs determined under fair value- based method for all awards		(905)	(794)
Net income, pro forma		$42,591	$36,487

Earnings per share of common stock - basic	As reported	$1.00	$0.93
	Pro forma	0.99	0.91

Earnings per share of common stock - diluted	As reported	$0.99	$0.91
	Pro forma	0.97	0.89

The Company granted options for 26,875 shares in the first nine months of 2005. The Company granted options for 19,970 shares in the first nine months of 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of 3.20%; expected volatility of 26.00%; risk-free interest rates for each plan of 4.18% and 4.19%; and expected life of 6.50 years in 2005 and 2004.

11 of 36

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

8. SUBORDINATED DEBT

As of September 30, 2005, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

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

12 of 36

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the nine months ended September 30, 2005 and 2004 included the following components:

	September 30, 2005	September 30, 2004
Service cost	$1,592,150	$1,178,832
Interest cost	1,093,870	949,380
Expected return on plan assets	(1,302,602)	(1,165,172)
Amortization of prior service cost	(3,566)	(15,115)
Amortization of unrecognized net actual loss	167,316	81,392
Net periodic benefit expense	$1,547,168	$1,029,317

We currently expect to contribute approximately $1.8 million to our pension plan for plan year 2005. No contributions to the plan were required in the nine months ended September 30, 2005.

10. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. 03-1-a

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

11. LITIGATION

As previously disclosed by National Penn in its Annual Report on Form 10-K for 2004 at Item 1. “Business-Recent Developments,” National Penn’s financial results for 2004 included a pre-tax special charge for fraud loss of $6.7 million, for losses attributable to a fraudulent loan and deposit scheme perpetrated by a former loan officer and discovered by National Penn in January 2005. Third quarter 2005 financial results include pre-tax expenses of $198,000 for legal, auditing and other investigation-related expenses in the investigation of the loan fraud discovered in January 2005. National Penn anticipates that it will continue to incur legal and other investigation-related expenses in future periods.

As previously reported in National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, after an exhaustive investigation lasting over three and one-half months, on April 18, 2005, National Penn filed a complaint against the former loan officer and others, including certain customers and two additional former employees. The complaint seeks to recover all losses, costs and expenses arising out of the transactions examined during the investigation. (National Penn Bank v. Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789) (the “Mawhinney Litigation”).

On November 2, 2005, without admission of liability or fault by any party, National Penn and certain of the defendants in the Mawhinney Litigation agreed to a settlement. Under the terms of the settlement, (A) the parties agreed, among other things, that National Penn and the settling defendants each would discontinue their respective actions against the other with prejudice, and (B) the settling defendants paid approximately $3.5 million to National Penn against losses previously recorded. National Penn continues to pursue all other available avenues, including insurance, to recover its losses and cooperate with law enforcement authorities in their investigation.

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

13 of 36

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

The Company recorded a 7.8% increase in third quarter 2005 net income compared to third quarter 2004, and a 16.7% increase in net income for the first nine months of 2005 compared to the first nine months of 2004. Diluted earnings per share for the three and nine-month periods ended September 30, 2005 of $.34 and $.99 increased 9.7% and 8.8%, respectively, compared to the same periods in 2004. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Peoples First, Inc., which was completed on June 10, 2004. Per share results for 2004 have been restated for the five-for-four stock split effective as of September 30, 2005.

For the nine month period ended September 30, 2005, the annualized return on average shareholders’ equity and annualized return on average assets were 13.4% and 1.28% compared to 14.6% and 1.30% for the comparable period in 2004. The decrease in return on average shareholders’ equity is due primarily to the higher levels of average equity outstanding resulting from the acquisition of Peoples First, Inc. on June 10, 2004. The return on average tangible equity was 25.3% as of September 30, 2005 and 25.6% as of September 30, 2004.

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
Reconciliation Table for Non-GAAP Financial Measure
	Sept 30, 2005	Sept 30, 2004
Return on average shareholders' equity (annualized)	13.4%	14.6%
Effect of goodwill and intangibles (annualized)	11.9%	11.0%
Return on average tangible equity (annualized)	25.3%	25.6%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$435,072	$341,350
Average goodwill and intangibles	(205,252)	(146,266)
Average tangible equity	$229,820	$195,084

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

14 of 36

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. As of September 30, 2005, the Company has not identified any impairment of its goodwill. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2005 was $14.8 million, 7.8% more than for the third quarter 2004. Net income for the nine months ended September 30, 2005 was $43.5 million, 16.7% more than for the first nine months of 2004. The Company’s performance has been and will continue to be in part influenced by the strength of the economy and conditions in the real estate market. The 2005 results include Peoples First, Inc. (acquisition date of June 10, 2004) for the full periods.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the third quarter of 2005 was $37.5 million, which increased $308,000 or 0.8% over the $37.2 million for the third quarter of 2004. Interest income for the third quarter of 2005 increased $9.2 million as compared to the third quarter of 2004. Interest expense for third quarter 2005 increased $8.9 million. Net interest income for the first nine months of 2005 was $111.8 million, which increased $10.9 million or 10.7% over the $101.0 million for the first nine months of 2004. Interest income in 2005 increased $35.6 million due to a higher level of interest earning assets as compared to the nine months ended June 30, 2004. Interest expense in the first nine months of 2005 increased $24.8 million over interest expense for the first nine months of 2004. The increase in interest income in the first three and nine months of 2005 is due to a higher level of interest earning assets as compared to the 2004 comparable periods. For the first three and nine month periods of 2005, the increase in interest expense on deposits is attributable primarily to an increased level and volatility of interest rates paid on deposits.

15 of 36

The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in thousands)

	Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$8,805	$140	2.13%	$5,298	$32	0.81%
Federal funds sold	55	2	4.86%	6,518	38	0.78%
Investment securities	1,167,785	43,009	4.92%	962,015	36,499	5.07%
Total loans and leases	2,957,545	142,879	6.46%	2,516,991	113,142	6.00%
Total earning assets	$4,134,190	$186,030	6.02%	$3,490,822	$149,711	5.73%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,569,200	$41,762	2.17%	$2,176,257	$26,251	1.61%
Short-term borrowings	615,823	11,196	2.43%	547,516	4,850	1.18%
Long-term borrowings	374,984	14,336	5.11%	303,000	11,437	5.04%
Total interest bearing liabilities	$3,560,007	$67,294	2.53%	$3,026,773	$42,538	1.88%

INTEREST RATE MARGIN**		$118,736	3.84%		$107,173	4.10%
Tax equivalent interest		(6,892)	(0.22%)		(6,179)	(0.24%)
Net interest income		$111,844	3.62%		$100,994	3.86%

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

For purposes of this table, variance not solely due to rate or volume is allocated to the volume variance. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each. The information is presented on a taxable equivalent basis, using an effective rate of 34% (in thousands).

	Nine Months Ended September, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in: Interest income:
Interest bearing deposits in banks	$21	$87	$108
Federal funds sold	(38)	2	(36)
Investment securities	7,807	(1,297)	6,510
Total loans and leases	19,803	9,934	29,737
Total interest income	$27,593	$8,726	$36,319

Interest expense:
Interest bearing deposits	$4,740	$10,771	$15,511
Short-term borrowings	605	5,741	6,346
Long-term borrowings	2,717	182	2,899
Total interest expense	$8,062	$16,694	$24,756
Increase (decrease) in net interest income	$19,531	$(7,968)	$11,563

16 of 36

Net interest income, on a taxable equivalent basis, increased $11.6 million in the first nine months of 2005, as compared to the same period in 2004. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.80% during third quarter 2005 compared to 4.07% during the third quarter of 2004 and 3.87% during the first quarter of 2005. Net interest margins for the first nine months of 2005 and 2004 were 3.84% and 4.10%, respectively. The margin decline was due to continued competitive pressures and general overall margin compression between loan growth, higher-costing funding sources, and the continuing effects of a relatively flat yield curve. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

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

Based on the quarterly analysis, the Company provided $750,000 to its allowance for loan and lease losses, a decrease of $475,000 compared to the three months ended September 30, 2004. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases. The Company’s net charge-offs of $530,000 for the three months ended September 30, 2005 decreased by $714,000 compared to the $1.2 million in net charge-offs for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, the Company provided $2.5 million to its allowance for loan and lease losses, a $1.7 million decrease compared to the first nine months of 2004. The Company’s net charge-offs of $3.8 million for the nine months ended September 30, 2005 increased by $1.6 million compared to the $2.2 million in net charge-offs for the first nine months of 2004.

While net charge-offs increased for the nine months ended September 30, 2005, total non-performing assets compared to total loans were .36% at September 30, 2005 compared to .48% at June 30, 2005 and .42% at December 31, 2004. Additionally, based on the Company’s internal loan risk rating system, the total of classified and criticized loans as a percentage of total loans declined to 4.10% at September 30, 2005, from 4.17% at June 30, 2005 and 4.24% at December 31, 2004. The reduction in non-performing assets was due to the active selling of non-performing assets to private investors. Overall, classified and criticized assets also declined as a result of those sales, as well as improvement in performance by several significant manufacturing credits.

The Company’s allowance for loan and lease losses decreased $1.3 million, from $57.6 million as of December 31, 2004 to $56.3 million as of September 30, 2005. The following table details the components of the change in balance of the allowance for loan and lease losses as of September 30, 2005 (in thousands):

Balance at 12/31/04	$57,590
Charge-Offs	(5,916)
Recoveries	2,131
Provision for loan and lease losses	2,450

Balance at 9/30/05	$56,255

Non-interest income increased $1.9 million or 15.6% during the third quarter of 2005 compared to the same period in 2004, as a result of mortgage banking income increasing $663,000, other service charges and fees increasing $624,000, insurance commissions and fees increasing $608,000, cash management and electronic banking fees increasing $239,000, service charges on deposit accounts increasing $115,000, and a $81,000 increase in net gains on sale of investment securities. For the first nine months of 2005, non-interest income increased $8.3 million or 24.2% compared to the same period in 2004, as a result of insurance commissions and fees increasing $2.8 million, other service charges and fees increasing $1.2 million, service charges on deposit accounts increasing $978,000, a $886,000 increase in net gains on sale of investment securities, cash management and electronic

17 of 36

banking fees increasing $794,000, mortgage banking income increasing $730,000, and wealth management income increasing $420,000.

Wealth management income increased in the first nine months of 2005 as a result of the combined efforts of our wealth management subsidiaries, which efforts were largely consolidated during the second quarter of 2005 into National Penn Investors Trust Company, a subsidiary of National Penn Bank. The increase in deposit fees was primarily due to an increase in the collection of fees on a larger deposit base, resulting from the Peoples First acquisition in June 2004. Insurance commissions and fees increased as a result of the addition to National Penn Insurance Agency, Inc. of three insurance agencies acquired since June 2004. The increase in non-interest income for the first nine months of 2005 also includes a one-time gain of $922,000 on the sale of the Peoples Bank of Oxford operations center in the first quarter of 2005. Third quarter 2005 mortgage banking income increased $663,000 as compared to third quarter 2004 due to increased mortgage origination volume resulting from low long-term interest rates during the third quarter of 2005. For the first nine months of 2005, mortgage banking income increased $730,000 as compared to the same period in 2004. Gains on the sale of investment securities were primarily due to the sale of equity securities in the third quarter of 2005. Non-interest income represented 19.5%, 19.0% and 18.9% of total revenues in the first three, six and nine months, respectively, excluding the gain on the sale of the operations center building in the first quarter.

Non-interest expenses increased $1.5 million or 4.9% during the third quarter of 2005, compared to third quarter 2004, to $31.5 million. Salaries, wages and benefits increased $932,000 or 5.3%, advertising and marketing expenses increased $436,000 or 53.6%, net premises and equipment increased $80,000 or 1.9%, which were partially offset by a decrease of $128,000 or 1.8% in other operating expenses. For the first nine months of 2005, as compared to the same period in 2004, non-interest expenses increased $11.9 million or 14.5% to $93.7 million. In the first nine months of 2005, salaries, wages and benefits increased $7.4 million or 15.4%, other operating expenses increased $1.3 million or 7.0%, net premises and equipment increased $1.1 million or 8.8%, and advertising and marketing expenses increased $776,000 or 25.0%, as compared to the same period in the prior year. These increases are principally due to the June 2004 acquisition of Peoples First, Inc., which is included in the first three quarters of 2005.

The first nine months of 2005 also included professional fees and related expenses of $1.4 million attributable to the investigation of the fraud discovered by National Penn in January 2005. This fraud was previously disclosed in National Penn’s Form 10-K for the fiscal year ended December 31, 2004. National Penn anticipates that it will continue to incur legal and other investigation-related expenses in the foreseeable future.

Income before income taxes increased $1.2 million or 6.7% in the third quarter of 2005 compared to the same time period in 2004. Income taxes increased $143,000 or 3.3% for the quarter ended September 30, 2005 due to a 6.7% increase in pretax income and a lower percentage of tax advantaged assets in relation to taxable assets. The Company’s effective tax rate decreased to 23.3% for the third quarter of 2005 compared to 24.1% for third quarter 2004. For the first nine months of 2005, income before income taxes increased $9.0 million or 18.3% compared to the same time period in 2004. Income taxes increased $2.8 million or 23.5% in the first nine months of 2005 as compared to the same period in 2004, due to a 23.5% increase in pretax income and a lower percentage of tax advantaged assets in relation to taxable assets. The Company’s effective tax rate increased to 25.4% for the first nine months of 2005 compared to 24.3% for the first nine months of 2004. The increase in the effective tax rate year to date in 2005 is due to the lower percentage of tax advantaged assets as mentioned above.

FINANCIAL CONDITION

At September 30, 2005, total assets were $4.57 billion, an increase of $95.9 million or 2.14% from the $4.48 billion at December 31, 2004. Net loans and leases, including loans held for sale, which totaled $2.96 billion at September 30, 2005, increased $138.6 million, or 4.92% compared to the $2.82 billion in loans and leases at December 31, 2004. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first nine months of 2005 amounted to $207.9 million.

Total cash and cash equivalents increased $13.5 million or 14.4% at September 30, 2005 when compared to December 31, 2004. Cash and due from banks increased $16.9 million, due to an increase of Federal Reserve and correspondent bank related balances as of September 30, 2005.

18 of 36

For the first nine months of 2005, approximately 63.8% of the Company’s gross revenue (total interest income plus total other income or $221.7 million through September 30, 2005) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $141.4 million.

The Company’s total loan portfolio, including loans held for sale, as of September 30, 2005 was $3.01 billion and consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $348.9 million or 11.6% of total loans.

•	Residential mortgage loans for the purchase or financing of an individual’s private residence was $290.2 million or 9.6% of total loans.

•	Commercial loans of $2.37 billion or 78.8% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

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

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of September 30, 2005, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $560.1 million, which loans constitute 23.6% of the commercial loan portfolio and 18.6% of the total loan portfolio.

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

19 of 36

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	September 30, 2005	December 31, 2004

Nonaccrual loans	$10,562	$11,103
Loans past due 90 or more days as to interest or principal	342	870
Total nonperforming loans	10,904	11,973
Other real estate owned	16	--
Total nonperforming assets	$10,920	$11,973

Total loans and leases, including loans held for sale	$3,011,657	$2,874,439

Average total loans and leases	$2,957,545	$2,596,772

Allowance for loan and lease losses	$56,255	$57,590
Allowance for loan and lease losses to:
Nonperforming assets	515.2%	481.0%
Total loans and leases	1.87%	2.00%
Average total loans and leases	1.90%	2.22%

	Nine Months Ended Sept 30,
	2005	2004
Net charge-offs	$3,785	$2,226

Net charge-offs (annualized) to:	$5,047	$2,968
Total loans and leases	0.17%	0.11%
Average total loans and leases	0.17%	0.12%
Allowance for loan and lease losses	8.97%	5.17%

The decrease in non-performing assets is due to decreases in both non-accrual loans and loans past due 90 days or more. Non-accrual loans decreased $541,000 from $11.1 million at December 31, 2004 to $10.6 million at September 30, 2005. This decrease was due to decreases of $2.0 million in non-accrual non-farm, non-residential real estate loans offset by increases of $513,000 in non-accrual personal loans to individuals, $480,000 in non-accrual commercial and industrial loans, $280,000 in non-accrual residential real-estate secured lines of credit, and $158,000 in non-accrual leases. Loans past due 90 days or more decreased $528,000 from $870,000 at December 31, 2004 to $342,000 at September 30, 2005. This decrease was substantially due to a decrease of $507,000 in residential real-estate secured loans past due 90 days or more. Management expects that non-performing loans may increase in the remainder of 2005 due to the impact of the rising interest rate environment on borrowers. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of September 30, 2005, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 69.0% of the total non-accrual loans; residential real estate-secured loans account for 24.3% of non-accruals.

Investments decreased $60.6 million or 5.1% to $1.1 billion at September 30, 2005 compared to December 31, 2004. Investment purchases during the first nine months of 2005 were $153.3 million, consisting of Treasury and municipal securities. This decrease included investment calls and maturities and the amortization of mortgage-backed securities totaling $181.1 million. During the first nine months of 2005, the Company sold approximately $18.2 million in investment securities available for sale resulting in a $790,000 gain. These transactions allowed us to re-deploy those funds into higher yielding investments.

The total of all other assets on the balance sheet at September 30, 2005 was relatively unchanged at $382.7 million as compared to $378.2 million at December 31, 2004. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.

In 1998 and 1999, the Company invested in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the

20 of 36

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

As the primary source of funds, aggregate deposits of $3.29 billion at September 30, 2005 increased $148.9 million or 4.7% compared to December 31, 2004. The increase in deposits during the first nine months of 2005 was substantially due to increases in jumbo certificates of deposit of $167.5 million, non-jumbo certificates of deposit of $143.2 million, and brokered certificates of deposit of $44.1 million. These increases were offset by a net decline in various other interest-bearing deposits of $125.4 million and a decline in municipal deposits of $86.5 million for the first nine-months of 2005. Municipal deposits fluctuate as municipalities are required to move their deposits to the institution that will provide the highest rate of return on public funds. These deposits also fluctuate because municipalities receive tax revenues periodically during a year and balances run down until the next fiscal year’s receipts.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $789.6 million at September 30, 2005, and $871.0 million at December 31, 2004. The decrease of $81.4 million in purchased funds and borrowing is comprised of a $95.8 million decrease in securities sold under repurchase agreements and federal funds purchased, a decrease in short-term borrowings of $4.3 million, offset by a increase in long-term borrowings of $18.7 million. The increase in long-term borrowings is a result of funding needs due to the decline in the level of municipal deposits. Securities sold under repurchase agreements which includes short-term investment vehicles for our commercial clients and Federal Home Loan Bank overnight funds, decreased $61.3 million, while other short-term borrowings decreased $38.8 million.

Shareholders’ equity increased $16.9 million from December 31, 2004 through September 30, 2005. Common stock increased $2.7 million related to a higher number of common shares outstanding. Retained earnings increased $22.7 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income decreased $10.4 million due to reduced valuation levels in the available for sale investment securities portfolio as a result of the higher interest rate environment. Cash dividends paid during the first nine months of 2005 increased $2.5 million or 13.7% to $20.8 million compared to the cash dividends paid during the first nine months of 2004. Earnings retained during the first nine months of 2005 were 52.2% compared to 51.0% during the first nine months of 2004.

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

21 of 36

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

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2005 (in thousands).

	Repricing Periods (1)
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$5,430	$0	$0	$0
Federal funds sold	0	0	0	0
Investment securities	109,301	112,266	655,416	252,238
Loans and leases (1)	1,331,810	242,784	1,045,540	335,268
Other assets	0	0	0	484,654
	$1,446,541	$355,050	$1,700,956	$1,072,160
Liabilities and equity
Non-interest bearing deposits	5,384	11,229	131,555	364,550
Interest bearing deposits (2)	972,403	588,611	467,864	750,454
Borrowed funds	229,976	40,344	172,180	220,061
Subordinated debt	61,857	0	0	65,206
Other liabilities	0	0	0	48,035
Shareholders’ equity	0	0	0	444,999
	1,269,620	640,184	771,599	1,893,304
Interest sensitivity gap	176,921	(285,134)	929,357	(821,144)

Cumulative interest rate sensitivity gap	$176,921	($108,213)	$821,144	$0
_________________________________
(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the third calendar quarter of 2005. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2)
Savings and NOW deposits are scheduled for repricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company’s deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company’s historical retention of such deposits in changing interest rate environments. Specifically, 50% of these deposits are considered repriceable within three months and 50% are considered repriceable in the over five-year category.

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

22 of 36

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

The calculated estimates of change in MVPE at September 30, 2005 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change
(in basis points)
+300	$657,009	(-6.96)%
+200	671,666	(-4.89)%
+100	681,851	(-3.45)%
Flat Rate (base case)	706,184	0%
-100	675,491	(-4.35)%
-200	644,273	(-8.77)%
-300	604,969	(-14.33)%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands).

	September 30, 2005		September 30, 2004
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$2,000	3.13%	$(1,604)	(2.75)%
+200	1,368	2.14%	(830)	(1.42)%
+100	732	1.15%	(179)	(0.31)%
-100	(1,325)	(2.08)%	(1,190)	(2.04)%
-200	(5,590)	(8.76)%	(5,456)	(9.36)%
-300	(13,001)	(20.37)%	(9,028)	(15.49)%

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

23 of 36

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2005 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non- cancellable operating leases	$25,139	$3,502	$5,334	$4,093	$12,210
Remaining contractual maturities of time deposits	1,234,586	764,080	444,356	23,509	2,641
Loan commitments	1,018,526	626,540	48,653	33,034	310,299
Long-term borrowed funds	248,631	35,344	113,196	58,984	41,107
Subordinated debentures	127,063	61,857	-	-	65,206
Letters of credit	98,206	57,732	40,401	-	73
Total	$2,752,151	$1,549,055	$651,940	$119,620	$431,536

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at September 30, 2005.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2005	2004	2005	2004	2005	2004

The Company	8.14%	7.86%	10.39%	10.02%	11.73%	11.27%
National Penn Bank	7.18%	7.00%	9.20%	8.93%	10.45%	10.19%
“Well Capitalized” institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2005, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. The Company currently meets the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At present, the Company’s commitments for significant capital expenditures are within its historical norms.

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

24 of 36

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

PENDING ACQUISITION OF NITTANY FINANCIAL CORPORATION

On September 7, 2005, National Penn Bancshares, Inc. announced the execution of a definitive merger agreement under which National Penn Bancshares would acquire Nittany Financial Corporation (“Nittany”), parent company of Nittany Bank, in a stock and cash transaction valued at approximately $96.5 million. Nittany is a financial services company, with $326.5 million in assets, headquartered in State College, Centre County, Pennsylvania. Its Nittany Bank subsidiary operates four community offices in State College and one in Bellefonte. Nittany Financial also has $310 million under management through two of its subsidiaries, Vantage Investment Advisors, LLC, and Nittany Asset Management, Inc.

Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Nittany shareholders will be entitled to exchange each share of Nittany common stock for 1.58 shares of National Penn common stock or $42.43 in cash. The five-for-four stock split that National Penn announced on August 24, 2005 with an effective date of September 30, 2005, results in an adjusted exchange ratio of 1.975 shares of National Penn common stock. This exchange ratio is subject to further adjustment as set forth in the definitive agreement based on changes in the market price of National Penn common stock. Nittany shareholders may elect to receive cash, National Penn common stock or a combination of both for their Nittany shares. Additionally, the elections of Nittany shareholders are further subject to allocation procedures that are intended to result in the exchange of 30% of the Nittany shares for cash, and the remaining 70% exchanged for shares of National Penn common stock.

The transaction, anticipated to close in the first quarter of 2006, is subject to several conditions and contingencies, including approvals by the Federal Reserve Bank and the Pennsylvania Department of Banking and the affirmative vote of the shareholders of Nittany. All directors, certain executive officers and greater-than-five percent shareholders of Nittany (collectively holding approximately 40 percent of the outstanding shares of Nittany common stock) have agreed in letter agreements signed with National Penn to vote in favor of the merger. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transactions will in fact be consummated.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the range of six to eight percent during 2005.

•	The Company anticipates that net charge-offs for all of 2005 will likely be greater than in 2004 and more in line with historical levels.

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

25 of 36

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

•
Pending or completed mergers with or acquisitions of financial or non-financial companies or their assets, loans, deposits and branches, including without limitation, the pending acquisition of Nittany Financial Corporation (“Nittany”), and the revenue enhancements, cost savings and other benefits anticipated in those transactions. For further information on the pending acquisition of Nittany (the “Nittany Acquisition”), see Footnote 2 to the financial statements included in this Report in Part I, Item 1, and see Management’s Discussion and Analysis included in this Report in Part I, Item 2.

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

26 of 36

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy.

•
Expansion of National Penn’s products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•	Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.

•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

•	Business development in newly entered geographic areas, including those entered by the Nittany Acquisition and other mergers and acquisitions, may be more difficult, and take longer, than expected.

•	Competitive pressures may increase significantly and have an adverse effect on National Penn’s pricing, spending, third-party relationships and revenues.

•	Customers may substitute competitors’ products and services for National Penn’s products and services, due to price advantage, technological advantages, or otherwise.

•	National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

•
Projected business increases following new product development, geographic expansion, including the Nittany Acquisition, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

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

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, including after completion of the Nittany Acquisition, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on National Penn’s loan portfolio and allowance for loan and lease losses.

•	Expected synergies and cost savings from the Nittany Acquisition and other mergers and acquisitions may not be fully realized or realized as quickly as expected.

•	Revenues and loan growth following the Nittany Acquisition and other mergers and acquisitions, may be lower than expected.

•
Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following the Nittany Acquisition and other mergers and acquisitions may be greater than expected.

27 of 36

•	Business opportunities and strategies potentially available to National Penn after the Nittany Acquisition and other mergers and acquisitions may not be successfully or fully acted upon.

•	Costs, difficulties or delays related to the integration of businesses or systems of acquired companies, including Nittany, with National Penn’s business may be greater or take longer than expected.

•	Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

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

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of September 30, 2005, National Penn’s management, under the supervision and with the participation of National Penn’s chief executive officer and chief financial officer, evaluated National Penn’s

28 of 36

disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that such disclosure controls and procedures, except for the impact of the material weakness discussed below, were effective as of September 30, 2005 to provide reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

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

As previously reported in National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, promptly following identification of the material weakness, management appointed a task force of senior officers to develop a plan of remediation. The task force completed a plan of remediation in May 2005. This plan was reviewed with and formally approved by National Penn’s executive management and the Audit Committee of the Board of Directors in late May 2005. As of September 30, 2005, the plan has been fully implemented except those aspects involving the hiring of additional personnel (which remains in process).

Also as previously reported in National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, management believes that many of the changes made during second quarter 2005 to remediate the material weakness described above, and certain other changes made during that quarter as part of National Penn’s ongoing efforts to improve and refine its internal control over financial reporting, were changes that materially affected, or were reasonably likely to materially affect, National Penn’s internal control over financial reporting. All of these material or potentially material changes were identified in National Penn’s Quarterly Report on Form 10-Q for second quarter 2005.

During third quarter 2005, National Penn began testing the internal control changes made in the second quarter to determine their operating effectiveness, including the remedial impact on the material weakness. Further implementation and testing is expected to continue through the remainder of 2005. During third quarter 2005, there were no changes made in National Penn’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting. National Penn will perform an evaluation of the effectiveness of its internal control over financial reporting in connection with its Annual Report on Form 10-K for the year ended December 31, 2005, to be filed with the Securities and Exchange Commission in early 2006.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. National Penn intends to continue to improve and refine its internal control over financial reporting. This process is ongoing, and National Penn seeks to assure an effective internal control environment. As part of National Penn’s continuing implementation of an enterprise-wide risk management function, the design and implementation of which began in April 2004, National Penn’s Board of Directors established in third quarter 2005 a new Board standing committee, the Directors’ Risk Committee, to monitor management’s ongoing implementation of the enterprise-wide risk management function.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed by National Penn in its Annual Report on Form 10-K for 2004 at Item 1. “Business-Recent Developments,” National Penn’s financial results for 2004 included a pre-tax special charge for fraud loss of $6.7 million, for losses attributable to a fraudulent loan and deposit scheme perpetrated by a former loan officer and discovered by National Penn in January 2005. Third quarter 2005 financial results include pre-tax

29 of 36

expenses of $198,000 for legal, auditing and other investigation-related expenses in the investigation of the loan fraud discovered in January 2005. National Penn anticipates that it will continue to incur legal and other investigation-related expenses in future periods.

As previously reported in National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, after an exhaustive investigation lasting over three and one-half months, on April 18, 2005, National Penn filed a complaint against the former loan officer and others, including certain customers and two additional former employees. The complaint seeks to recover all losses, costs and expenses arising out of the transactions examined during the investigation. (National Penn Bank v. Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789) (the “Mawhinney Litigation”).

On November 2, 2005, without admission of liability or fault by any party, National Penn and certain of the defendants in the Mawhinney Litigation agreed to a settlement. Under the terms of the settlement, (A) the parties agreed, among other things, that National Penn and the settling defendants each would discontinue their respective actions against the other with prejudice, and (B) the settling defendants paid approximately $3.5 million to National Penn against losses previously recorded. National Penn continues to pursue all other available avenues, including insurance, to recover its losses and cooperate with law enforcement authorities in their investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2005
through
July 31, 2005	5,688	$20.82	5,688	618,503

August 1, 2005
through
August 31, 2005	24,661	$21.10	24,661	593,842

September 1, 2005
through
September 30, 2005	8,125	$20.40	8,125	585,717

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on September 24, 2003.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase program is 1,562,500 (as adjusted for the five-for-four stock split on September 30, 2005).

4.	National Penn's current stock repurchase program does not have an expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

30 of 36

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2005, no matters were submitted to a vote of National Penn shareholders.

Item 5. Other Information.

Cash Dividend

On October 26, 2005, the Board of Directors of National Penn declared a cash dividend of $0.165 per share payable on November 17, 2005 to shareholders of record as of November 5, 2005.

Office and ATM Openings and Closings

During the third quarter 2005, National Penn Bank closed and removed the automated teller machine (ATM) from the M & G Food Mart located at 1137 Commons Boulevard in Reading (Berks County).

Item 6. Exhibits.

10.1
Form of Letter Agreement between Nittany Financial Corporation’s directors, certain executive officers and five percent shareholders and National Penn Bancshares, Inc.  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 7, 2005, filed on September 7, 2005).

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

31 of 36

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: November 7, 2005	By	/s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: November 7, 2005	By	/s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

32 of 36