Form 10-K
period 2005-12-31
NATIONAL PENN BANCSHARES INC
filed 2006-03-14
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2005
or
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file #000-22537-01

Pennsylvania	23-2215075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Philadelphia and Reading Avenues	19512
Boyertown, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 367-6001

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (without par value)
Guarantee (7.85% Preferred Securities of NPB Capital Trust II)
Preferred Stock Purchase Rights
7.85% Junior Subordinated Debentures

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [x]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes [ ]	No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [x]

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2005, was $753.7 million.

As of March 3, 2006, the Registrant had 46,683,321 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2006 -- Part III.

NATIONAL PENN BANCSHARES, INC.
FORM 10-K

PART I

The information in this Form 10-K includes certain forward-looking statements, including statements relating to National Penn’s financial condition, results of operations, asset quality and trends in its business that involve risks and uncertainties. National Penn’s actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include those discussed in Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS.

Overview

National Penn Bancshares, Inc. (“National Penn”, “Company”, or “we”) is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. Our address is Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (telephone number 610-367-6001).

National Penn was incorporated in January 1982. We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank. In addition, we currently conduct business through Nittany Bank (acquired in January 2006 - see “Recent Developments”) and various other direct or indirect subsidiaries. These other subsidiaries are engaged in activities related to the business of banking.

•
National Penn Bank is one of the largest commercial banks headquartered in southeastern Pennsylvania. At December 31, 2005, it operated 73 community banking offices throughout nine counties in southeastern Pennsylvania and one community office in Cecil County, Maryland.

•	At December 31, 2005, National Penn had total assets of $4.60 billion, total loans and leases of $3.05 billion, total deposits of $3.31 billion, and total shareholders’ equity of $444.9 million.

•	For the year ended December 31, 2005, we reported record net income of $59.8 million compared to net income for the year ended December 31, 2004 of $47.9 million, an increase of 24.7%.

•
As of December 31, 2005, we, together with our national bank subsidiary, National Penn Bank, had a reserve for loan and lease losses of $56.1 million, which represented 1.84% of total loans and leases outstanding of $3.05 billion.

•	At the end of 2005, we experienced our twenty-eighth consecutive year of increased earnings and increased dividends.

•	National Penn, together with National Penn Bank prior to formation of the bank holding company, have paid cash dividends without interruption for more than 130 years.

Recent Developments

As previously disclosed on its Form 8-K filed with the Securities and Exchange Commission on January 27, 2006, National Penn completed its acquisition of Nittany Financial Corp. (“Nittany”) and its subsidiaries, including Nittany Bank, on January 26, 2006. At the time of acquisition, Nittany had total assets, loans, deposits and shareholders’ equity of approximately $323.1 million, $279.4 million, $249.7 million and $14.2 million, respectively.

Nittany Bank is headquartered in State College, Centre County, Pennsylvania and operates four community offices in State College and one in Bellefonte, Pennsylvania. Nittany Bank is currently operating as a wholly-owned subsidiary of National Penn, and has retained its pre-acquisition management team. National Penn intends to merge Nittany Bank into National Penn Bank, and thereafter operate Nittany Bank as a division of National Penn Bank under the “Nittany Bank” name and management team. On February 10, 2006, National Penn filed an application with the Office of the Comptroller of the Currency, National Penn Bank’s primary regulator, and the Office of Thrift Supervision, Nittany Bank’s primary regulator, for approval of this proposed merger. At the date of this report, these applications are pending. No assurance can be given that these applications will be approved or as to when or on what conditions they may be approved.

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

As of January 26, 2006, we also serve the State College/Bellefonte area of Centre County, Pennsylvania, through Nittany Bank, acquired on that date. See “Recent Developments” herein.

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

Business Strategy

Our goal is to become the most highly regarded financial institution in the markets we serve. We intend to accomplish this goal by combining the sophisticated products and fee-based services of a major regional financial services company with the personal attention, service and responsiveness of a community bank holding company. We believe this strategy results in greater profitability than a typical community bank. The primary components of our business strategy are commercial banking, consumer banking, niche marketing, development of fee income, and enhanced customer service.

Commercial Banking. Commercial banking has been our historic and ongoing business focus. Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $50 million who generally do not receive the attention of our larger, more nationally focused competitors. Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements. We believe that this helps to distinguish us from our competitors. We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans and sophisticated cash management services. As of December 31, 2005, our commercial loan portfolio was $2.30 billion, which represents 75.3% of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. In order to serve small businesses better, National Penn Bank is an approved “SBA Preferred/Express Lender” by the U.S. Small Business Administration. Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration. During 2005, National Penn Bank originated over $18.7 million of loans that qualified for U.S. Small Business Administration guarantees.

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

An example is our Manufacturing Group. The Manufacturing Group, organized in 1999, is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners, through the Manufacturing Group’s Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges. Value-added areas include industry specific seminars, newsletters, websites and a Board of Advisors that provides feedback and support to the group. At December 31, 2005, the Manufacturing Group managed relationships with loans outstanding of approximately $136.8 million.

Another example is our International Banking Group. The International Banking Group provides for customer import, export and general documentary credit, foreign exchange and international payment needs. As of December 31, 2005 the unit served over 430 customers with a letter of credit portfolio totaling $96.0 million. The International Banking Group has been in operation since June 2001.

A third example is our Government Banking Group, formed in 2001, which serves the unique banking needs of local government entities such as school districts, municipalities and townships. At December 31, 2005, our Government Banking Group deposits totaled $477.9 million.

Development of Fee Income. In addition to generation of fee income through our commercial banking operations, we have formed a number of specialized investment, insurance and lending subsidiaries to develop fee income and to serve specific markets.

We provide trust and investment management services through National Penn Investors Trust Company, our national trust company subsidiary. We also provide investment management services through National Penn Capital Advisors, Inc. and market brokerage services provided by PrimeVest Financial Services, Inc. through National Penn Investment Services. In total, our wealth management group manages approximately $1.65 billion for over 12,500 individual and corporate customers. We have provided securities brokerage services through a third party vendor since December 2004. Prior to December 2004, we provided securities brokerage services through a registered broker-dealer subsidiary.

We provide insurance services through National Penn Insurance Agency, Inc. National Penn Insurance Agency generated over $6.9 million in revenue in 2005, acquired three insurance agencies since June 2004, and now serves over 10,000 customers.

We conduct mortgage banking activities through National Penn Mortgage Company. National Penn Mortgage Company originated $346.6 million in residential mortgages and $5.4 million in mortgage banking income in 2005.

For the year ended December 31, 2005, our efforts produced total fee income for the Company of $57.0 million compared to $46.8 million for the year ended December 31, 2004.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places greater emphasis on customer service. We have segmented our market into divisions based primarily on geographic considerations. Each division is managed by a division president who reports to a designated executive officer. This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers. The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer. We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services needs.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874. National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank. National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since January 2001, National Penn has grown significantly. Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets. At December 31, 2000, National Penn had $2.62 billion in total assets, and National Penn Bank conducted operations through 61 community offices. At December 31, 2005, National Penn had $4.60 billion in total assets, and National Penn Bank conducted operations through 74 community offices.

The following highlights major developments in our business of the last five years:

2001. In January, we completed the acquisition of Community Independent Bank, Inc. and then merged its subsidiary, Bernville Bank, N.A., into National Penn Bank. In this transaction, National Penn Bank acquired four community offices in western Berks County, with $103 million in assets. Later during the year, we transferred the assets, liabilities and business of National Penn Bank’s National Asian Bank Division to Panasia Bank, N.A., creating a larger unified entity better able to focus on serving the Asian-American communities in northern New Jersey and southeastern Pennsylvania. Also during the year, National Penn Bank formed the Government Banking Group to serve the unique banking needs of local government entities such as school districts, municipalities and townships, and the International Banking Group to help companies enter global markets, increase their international sales and profitability and reduce the various payment risks of their international operations.

2002. In early 2002, National Penn Bank began a unified branding campaign emphasizing use of the “National Penn Bank” brand-name and phasing out the use of historically-based divisional names other than those relating to recent acquisitions. We also formed National Penn Leasing Company as a new commercial equipment leasing company. In August, we raised capital by issuing $63.25 million of 7.85% trust preferred securities. In September, we entered into an agreement to acquire FirstService Bank, a community bank headquartered in Doylestown, Bucks County, with seven community offices in Bucks and Montgomery Counties. This acquisition would substantially strengthen our retail and commercial banking presence in Bucks County, as well as strengthen our asset management and insurance agency businesses. In October, we used a portion of the net proceeds of the August trust preferred securities offering to redeem all $40.25 million of our 9% trust preferred securities issued in 1997. Later in the year, we decided to re-focus our efforts on our core southeastern Pennsylvania markets.

2003. In February, we completed the FirstService Bank acquisition, acquiring assets of $367 million, by merging FirstService Bank into National Penn Bank. This transaction substantially increased our presence in the Bucks County marketplace. Given our decision to re-focus our efforts on our core southeastern Pennsylvania markets, in February we entered into an agreement to sell our Panasia Bank, N.A. subsidiary to Woori America Bank for $34.5 million in cash. This sale was completed in September. In April, in a market extending acquisition, we entered into an agreement to acquire HomeTowne Heritage Bank, a community bank that had $165 million in assets and four community offices located in Lancaster County, PA. We acquired HomeTowne Heritage Bank in December and merged it into National Penn Bank, strengthening our efforts to expand our business in the Lancaster County market. In December 2003, we entered into an agreement to acquire Peoples First, Inc. and its banking subsidiary, The Peoples Bank of Oxford. Peoples had assets of approximately $456 million, with eight community offices in southern Chester County and Lancaster County and one community office in Cecil County, Maryland.

2004. We completed the acquisition of Peoples First, Inc. and its banking subsidiary, The Peoples Bank of
Oxford, on June 10, 2004. This acquisition substantially strengthened our market position in southern Chester County and Lancaster County and provided us with an entry into Maryland. We also took various steps to extend use of the “National Penn” brand throughout the Company. In June 2004, we re-branded our mortgage company as “National Penn Mortgage Company”. We also began the planning process for consolidating the businesses of our wealth management subsidiaries, Investors Trust Company and FirstService Capital, Inc., together with the trust business of The Peoples Bank of Oxford, into a “National Penn”-branded entity. In connection with this reorganization, we filed an application with the OCC to convert the charter of Investors Trust Company to a limited purpose national trust company to be named “National Penn Investors Trust Company”. We also began offering securities brokerage services under the name “National Penn Investment Services” through a third party vendor in December 2004, replacing such services previously offered through our own broker-dealer subsidiary. During 2004, we took steps intended to increase our ratio of fee-based income to total revenue. These included our acquisition of two established insurance agencies, each with operations within our market area - Pennsurance, Inc., located in Oley, Berks County, PA, acquired in June 2004; and D. E. Love Associates, Inc., based in Yardley, Bucks County, PA, acquired in November 2004.

2005. In January 2005, we acquired another established insurance agency with operations in our market area - the Krombolz Agency, Inc., based in West Chester, Chester County, Pennsylvania - and merged it into our insurance agency subsidiary, National Penn Insurance Agency, Inc. This furthered the build-out of our insurance business throughout our southeastern Pennsylvania geographic footprint. In July, we completed the consolidation of our wealth management subsidiaries into National Penn Investors Trust Company, a limited purpose national trust company, providing us with a unified entity to offer trust and investment management services. In September, we entered into an agreement to acquire Nittany Financial Corp., a holding company headquartered in State College, Centre County, Pennsylvania, whose principal subsidiary, Nittany Bank, conducts a community banking business through four community offices in State College and one community office in nearby Bellefonte. Nittany Financial also had $342 million under management at December 31, 2005 through its subsidiaries, Vantage Investment Advisors, L.L.C. and Nittany Asset Management, Inc. This acquisition, completed in January 2006, results in our entry into a strong market in central Pennsylvania, and strengthens our overall asset management business. See “Recent Developments” herein.

Lending

Underwriting and Credit Administration

Our Board of Directors has established comprehensive lending practices. Our policies require that loans meet sound underwriting criteria. A committee (Credit Policy Committee) approves loan authority for certain officers to be used individually or jointly and for various loan committees of National Penn Bank. Any loan request for an amount exceeding individual or joint approval levels must be approved by one of two credit committees. The first committee (the Commercial Credit Committee) consists of Wayne Weidner (National Penn Chairman and Chief Executive Officer), Glenn Moyer (National Penn President and National Penn Bank President and CEO), Paul McGloin (Chief Lending Officer), Garry Koch (Director of Risk Management) and Hugh Marshall (Executive Vice President and Chief Credit Officer). This committee considers commercial business loan requests and commercial real estate loan requests from $7.5 million up to $12.5 million. The second committee (the Executive Credit Committee) consists of Messrs. Weidner, Moyer, McGloin, Marshall and Koch, together with independent non-employee National Penn Bank directors John H. Body, J. Ralph Borneman, Jr., C. Robert Roth and Stratton D. Yatron. This committee considers commercial business loan requests and commercial real estate loan requests in excess of $12.5 million.

National Penn Bank originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, equipment vendors, and purchases some leases through other financial institutions.

As part of our credit administration process, we have an asset quality review performed by an outside consultant. Their review consists of sampling the commercial business and commercial real estate portfolio, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality. National Penn Bank’s Chairman, CEO and senior lending and credit administration personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within this portfolio. The results are then reviewed by the Directors Risk Committee, a committee of National Penn’s Board of Directors formed in 2005 to provide oversight, direction and authority to management regarding National Penn’s enterprise-wide risk management process.

Loan Portfolio

At December 31, 2005 and 2004, our portfolio was composed of the following loan types
(dollars in thousands):

	December 2005	Percentage of Portfolio	December 2004	Percentage of Portfolio
Commercial Real Estate
Commercial Properties	$289,432	9.49%	$318,873	11.09%
Residential Subdivision	196,038	6.43	108,644	3.78
Multifamily	63,702	2.09	59,551	2.07
Commercial Business Loans
Commercial Term Loans & Mortgages	1,326,531	43.50	1,366,531	47.54
Lines of Credit	387,320	12.70	266,815	9.28
Leases	34,944	1.15	31,085	1.08
Consumer Loans
Residential Mortgages	245,260	8.04	268,157	9.33
Home Equity Loans	254,591	8.35	159,194	5.54
Home Equity Lines of Credit	233,347	7.65	200,234	6.97
Other Loans	18,643	0.60	95,355	3.32

Total Loans	$3,049,808	100.00%	$2,874,439	100.00%

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

Residential Subdivision - These loans are made to residential subdivision developers for the building of residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses. Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers. Terms of the loan are generally for one to three years. Interest rates are usually floating, generally based on the Wall Street Journal prime rate plus an increment.

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

Commercial Lines of Credit - As of December 31, 2005, National Penn Bank had lines of credit representing
$988.8 million in commitments to business owners. The lines finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses. Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level. Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided. Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, machinery and equipment. Sometimes the collateral will include the business real estate or the business owner’s personal residence. Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash. Interest rates are usually floating and are generally based on Wall Street Journal Prime rate, or the 30 day London InterBank Offered Rate (LIBOR).

National Penn Bank is a preferred lender as designated by the U.S. Small Business Administration (SBA). As such, National Penn Bank originates loans to business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 85% of the loan amount dependent on the form of the loan. SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory. The term of SBA loans can range from a few months up to 20 years dependent upon the purpose and collateral offered. SBA regulations limit interest rates and terms. In calendar year 2005 National Penn Bank originated $18.7 million SBA guaranteed loans, down slightly from $18.9 million originated in 2004. The Bank actively sells the guaranteed portion of these loans in the secondary market.

Leasing - National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC). NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation and construction sectors. Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment. Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the lessee as well as the type of equipment involved. NPLC started business in December 2002 and at December 31, 2005, had total leases outstanding of $34.9 million.

Consumer Lending

General - National Penn Bank provides loans to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs. Through its subsidiary, Penn 1st Financial Services, Inc. (operating under the trade name “National Penn Mortgage Company”), National Penn Bank originates first lien residential mortgages throughout southeastern Pennsylvania, New Jersey, Maryland, Virginia, North Carolina and South Carolina. In 2005, National Penn Mortgage Company originated $337.2 million in first lien residential mortgages up from $247.3 million in 2004. In 2005, the Company also originated $9.4 million in second lien home equity loans. All of these residential mortgages are sold to secondary market investors or held within National Penn Bank’s investment or loan portfolios. At year-end 2005, the residential mortgages held in National Penn Bank’s loan portfolio totaled $245.3 million compared to $268.2 million as of December 31, 2004.

National Penn Bank also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division. The majority of National Penn Bank’s consumer loans are secured by the borrower’s residential real estate in either a first or second lien position. National Penn Bank requires a loan to value ratio of not greater than 80% on this portfolio with some exceptions based on the borrower’s financial strength. National Penn Bank originates all of its home equity loans and home equity lines of credit directly with its customers. National Penn Bank has a small indirect loan portfolio in which the transactions are initiated through a third party, generally an auto dealer or equipment vendor, and subsequently funded by National Penn Bank. This “indirect” loan portfolio had total loans outstanding at December 31, 2005, of $3.4 million.

Investment Policies and Strategies

The investment portfolio includes the National Penn Bank portfolio and the National Penn Investment Company portfolio. The National Penn Bank portfolio totaled $1.05 billion at December 31, 2005 and $1.15 billion at December 31, 2004. The investment company portfolio was $39.2 million at December 31, 2005 and $41.2 million at December 31, 2004. At December 31, 2005, National Penn Investors Trust Company had a small investment portfolio of $3.2 million as a vehicle to invest its capital. The decrease in the bank’s investment portfolio from 2004 to 2005 was the result of using some of the cash flow from the portfolio to help fund our liquidity needs during the year.

National Penn Bank’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of the Bank investment portfolio is to provide a secondary source of liquidity, and the secondary purpose is to provide a source of income. With liquidity as the primary focus, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio to provide a steady cash flow stream. Virtually all of the National Penn Bank investment portfolio supports our funding pledging needs (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we follow a strategy of shortening the duration of the Bank portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. Interest rates increased steadily during 2005, so we became more comfortable purchasing longer-term investments later in the year. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we consider the impact of the investment portfolio in the Company’s overall interest rate risk position. We therefore might adjust this strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

In 2004 and 2003, we pooled our own production of ten and fifteen year fixed rate mortgage loans and converted the loans to FHLMC securities in order to transfer assets to the investment portfolio. This is a more price-efficient way to add mortgage-backed securities to our portfolio as compared to purchasing mortgage-backed securities in the secondary market. These loans, when securitized, are more liquid and also support our deposit pledging needs. There were no securitizations in 2005.

National Penn Investment Company’s portfolio consists primarily of investments in regional or community banking organizations. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains. The common stock is readily marketable, but there is not an active secondary market in the trust preferred securities. Our strategy in the trust preferred portfolio is to invest in other banks where we can understand the financial performance and risks involved, while enjoying a higher return. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, at $21.6 million, is relatively small so the impact on capital is not material.

Operating Segments

National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

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

Future Acquisitions

Our acquisition strategy consists of identifying financial service companies, including banks, insurance agencies and investment advisers, with business philosophies that are similar to ours, which operate in strong markets, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. We currently have no formal commitments with respect to future acquisitions, although discussions with acquisition candidates take place frequently.

Concentrations, Seasonality

We do not have any portion of our businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business. No substantial portion of investments are concentrated within a single industry or group of related industries. The Company’s commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in southeastern Pennsylvania. See also “Significant Concentrations of Credit Risk” in Footnote 1 to the Consolidated Financial Statements included at Item 8 of this Report. While our businesses are not seasonal in nature, we experience some fluctuation in our deposits due to the seasonality of government and school district deposits. See “Liquidity and Interest Rate Sensitivity” in Item 7 of this Report.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2005, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2006.

Employees

At December 31, 2005, National Penn and its subsidiaries had 1,247 full- and part-time employees.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be “Tier 1 capital”. Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”). At December 31, 2005, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 10.47% and 11.81%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2005 National Penn’s leverage ratio was 8.36%.

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

At December 31, 2005, National Penn Bank qualified as “well capitalized” under these regulatory standards. See Footnote 18 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”). These assessments fund both the Bank Insurance Fund (“BIF”) for banks and the Savings Association Insurance Fund (“SAIF”) for savings associations. The assessments are based on the risk classification of the depository institutions. National Penn Bank was not subject to any regular insurance assessments by the FDIC in 2005. Under current FDIC practices, National Penn Bank does not expect to be required to pay regular insurance assessments to the FDIC in 2006.

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

Under the National Bank Act, National Penn Bank is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, National Penn Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the FDIA, National Penn Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

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

Regulation of Nittany Bank

Nittany Bank, acquired by National Penn on January 26, 2006, is a federal stock savings bank. Its deposits are insured by the Savings Association Insurance Fund of the FDIC. Nittany Bank is subject to extensive regulation by the Office of Thrift Supervision (“OTS”) and the FDIC. Nittany Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.

Subject to receipt of required regulatory approvals, National Penn intends to merge Nittany Bank with and into National Penn Bank in 2006, at which time, it will cease to be regulated as a separate entity.

Regulation of Other Subsidiaries

National Penn’s direct nonbank subsidiaries are subject to regulation by the Federal Reserve. In July 2005, National Penn converted Investors Trust Company from a state-chartered trust company regulated by the Federal Reserve and the Pennsylvania Department of Banking to a limited purpose national trust company regulated by the OCC. National Penn Bank’s other direct nonbank subsidiaries are subject to regulation by the OCC.

In addition, National Penn Capital Advisors, Inc., an investment advisory firm, and Vantage Investment Advisors, L.L.C., the investment advisory firm acquired in the Nittany acquisition (see “Recent Developments” herein), are each subject to regulation by the SEC, various state securities regulators and the NASD. National Penn Bank’s insurance agency subsidiaries are each also subject to regulation by the Pennsylvania Insurance Department.

Monetary and Fiscal Policies

The financial services industry, including National Penn and its subsidiaries, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

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

USA Patriot Act

In recent years, a major focus of governmental policy on financial institutions has been combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “Patriot Act”) gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information sharing. It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act. These regulations impose obligations on National Penn to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of its customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations could have an adverse impact on National Penn’s business.

Interest Rate Swaps

National Penn has used interest rate swap agreements for interest rate risk management. No derivative financial instruments are held for trading purposes. The contract or notional amounts of the swap agreements do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty’s inability to meet the terms of the agreement. Management considers the credit risk of these agreements to be minimal and manages this risk through routine review of the counterparty’s financial ratings.

Information about the amounts of interest rate swaps is set forth in Footnotes 1 and 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report. The Company had no interest rate swap agreements in 2005.

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

Recent Accounting Pronouncements

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS123R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service or vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS123R for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS123R at the beginning of their next fiscal year, instead of the next interim period, that began after June 15, 2005. SFAS123R will therefore be effective for the Company beginning the first quarter of 2006. For the transition to SFAS123R, the Company anticipates utilizing the modified retrospective application to periods before the required effective date. Under this method of adoption, the Company will adjust its prior financial statements consistent with the amounts shown using the fair-value based method of accounting included in the pro forma disclosures in the footnotes to the consolidated financial statements. The Company also anticipates that it will continue utilizing the Black-Scholes option pricing model for valuing future stock option grants and anticipates annual future impact on the Company to be similar to the amounts disclosed in Footnote 1 to the Consolidated Finacial Statements at Item 8 of this Report.

Variable Interest Entities

In December 2003, the FASB issued a revised interpretation, FIN 46(R), the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required National Penn to deconsolidate NPB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the trust preferred securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. Accordingly, the Company deconsolidated NPB Capital Trust II at the end of the first quarter of 2004, which resulted in an increase in outstanding debt by $2.71 million.

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

Acquired Loans

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The Statement did not have a material impact on the financial position or results of operations of the Company in 2005.

Impairment of Investment Securities. In November 2005, the FASB issued FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations in 2005.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement changes the accounting for and reporting of a chance in accounting principle. The statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of the operations.

 Exchanges of Non-Monetary Assets. In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Rental Costs. In October 2005, the FASB issued FSP SFAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FAS concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FSP SFAS 13-1 was effective for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of the operations.

Equity Investments. In July 2005, The FASB issued FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” This FSP provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP was effective in the first reporting period beginning after July 12, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of the operations.

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

Item 1A. RISK FACTORS.

National Penn’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Changes in the interest rate environment may reduce profits. The primary source of income for National Penn is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect National Penn’s net interest spread, asset quality, loan origination volume and overall profitability.

Future governmental regulation and legislation could limit National Penn’s future growth.

National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the governments deposit insurance funds. Any changes to these laws may negatively affect National Penn’s ability to expand its services and to increase the value of its business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on National Penn, these changes could be materially adverse to National Penn’s shareholders.

National Penn’s ability to pay dividends depends primarily on dividends from its national bank subsidiary, which are subject to regulatory limits.

National Penn is a bank holding company and its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of National Penn’s assets are held by its direct and indirect subsidiaries.

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2005, approximately $54,498,000 was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

National Penn’s future acquisitions could dilute ownership of National Penn and may cause National Penn to become more susceptible to adverse economic events.

National Penn has used its common stock to acquire other companies in the past and intends to acquire or make investments in banks and other complementary businesses with its common stock in the future. National Penn may issue additional shares of common stock to pay for those acquisitions, which would dilute the ownership interest of present shareholders in National Penn. Future business acquisitions could be material to National Penn, and any failure to integrate these businesses into National Penn could have a material adverse effect on the value of National Penn common stock. In addition, any such acquisition could require National Penn to use substantial cash or other liquid assets or to incur debt. In those events, National Penn could become more susceptible to economic downturns and competitive pressures.

Competition from other financial institutions may adversely affect National Penn’s profitability.

National Penn’s subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce National Penn’s net income by decreasing the number and size of loans that National Penn’s subsidiaries originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, National Penn’s subsidiaries face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn’s ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn’s cost of funds.

National Penn’s banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn’s non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over National Penn’s banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit National Penn’s margins on banking and non-banking services, reduce its market share and adversely affect its earnings and financial condition.

A Warning About Forward-Looking Information

This Annual Report, including information incorporated by reference in this Annual Report, contains forward-looking statements with respect to the financial condition, results of operations and business of National Penn and its subsidiaries. In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should,'' "project," "plan,'' "seek," "intend,'' or "anticipate'' or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of the transactions, and statements about the future performance, operations, products and services of the companies and its subsidiaries.

National Penn’s businesses and operations, including those acquired on January 26, 2006 in the acquisition of Nittany and its subsidiaries (see “Recent Developments” herein), are and will be subject to a variety of risks, uncertainties and other factors. Consequently, their actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

•	Reputational risk created by the loan fraud incurred by National Penn in 2004 may have an adverse impact on business generation and retention, funding, liquidity and National Penn’s stock price.

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

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•	Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.

•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

•	Business development in newly entered geographic areas, including those entered by mergers and acquisitions such as the Nittany acquisition, may be more difficult, and take longer, than expected.

•	Competitive pressures may increase significantly and have an adverse effect on National Penn’s pricing, spending, third-party relationships and revenues.

•	Customers may substitute competitors’ products and services for National Penn’s products and services, due to price advantage, technological advantages, or otherwise.

•	National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

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

•	Expected synergies and cost savings from mergers and acquisitions, including the Nittany acquisition, may not be fully realized or realized as quickly as expected.

•	Revenues and loan growth following mergers and acquisitions, including the Nittany acquisition, may be lower than expected.

•
Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions, including the Nittany acquisition, may be greater than expected.

•	Business opportunities and strategies potentially available to National Penn after mergers and acquisitions, including the Nittany acquisition, may not be successfully or fully acted upon.

•
Costs, difficulties or delays related to the integration of businesses or systems of acquired companies, including Nittany and its subsidiaries, with National Penn’s business or systems may be greater or take longer than expected.

•	Technological changes may be harder to make or more expensive than expected or present unanticipated operational issues.

•
Legislation or regulatory changes, including without limitation, changes in laws or regulations on competition, industry consolidation, development of competing financial products and services, changes in accounting rules and practices, changes in or additional customer privacy and data protection requirements, and intensified regulatory scrutiny of the financial services industry in general, may adversely affect National Penn’s costs and business.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

National Penn does not own or lease any property. As of December 31, 2005, National Penn Bank owns 48 properties in fee and leases 62 other properties; and National Penn’s other direct and indirect subsidiaries lease five properties. The properties owned in fee are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned in fee and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

National Penn Bank presently has 73 community offices located in the following Pennsylvania counties: Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia, as well as one in Cecil County, Maryland. In addition to these offices, National Penn Bank presently owns or leases 75 automated teller machines located throughout these ten counties, all of which are located at community office locations except for 11 that are “free-standing” (not located at an office).

Nittany Bank owns three properties in fee and leases five other properties. They also own three “free-standing” automated teller machines.

Due to its growth, the Company is experiencing a space shortage and is planning for the possible construction of an operations facility. In 2005, the Company acquired a tract of land in Amity Township, Berks County, Pennsylvania, for this purpose. The land use township approval process for an operations center of up to 70,000 square feet is currently pending. The actual construction and timing of such construction is unknown and various interim space planning is ongoing.

Item 3. LEGAL PROCEEDINGS.

As previously disclosed by National Penn in its Annual Report on Form 10-K for 2004, National Penn’s financial results for 2004 included a pre-tax special charge for fraud loss of $6.7 million, for losses attributable to a fraudulent loan and deposit scheme perpetrated by a former loan officer and discovered by National Penn in January 2005. 2005 financial results included pre-tax expenses of $1.9 million for legal, auditing and other investigation-related expenses in the investigation of the loan fraud. National Penn anticipates that it will continue to incur legal and other investigation-related expenses in future periods.

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

On November 2, 2005, without admission of liability or fault by any party, National Penn and certain of the defendants in the Mawhinney Litigation agreed to a settlement. Under the terms of the settlement, (a) the parties agreed, among other things, that National Penn and the settling defendants each would discontinue their respective actions against the other with prejudice, and (b) the settling defendants paid approximately $3.5 million to National Penn against losses previously recorded. In first quarter 2006, National Penn received approximately $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud. National Penn continues to pursue all available avenues, including insurance, to recover its remaining losses, and to cooperate with law enforcement authorities in their investigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the National Penn shareholders during the fourth calendar quarter of 2005.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The principal executive officers of National Penn, as of March 1, 2006, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Wayne R. Weidner	63
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

Bruce G. Kilroy	56	Group Executive Vice President of National Penn since January 2001. President of National Penn Bank’s Lehigh Valley Division from February 1997 to December 2004.

Garry D. Koch	51	Group Executive Vice President and Director of Risk Management of National Penn since January 2001. Executive Vice President of National Penn Bank from September 1997 to January 2001.

Paul W. McGloin	58
Group Executive Vice President and Chief Lending Officer of National Penn since January 2002. Executive Vice President of National Penn Bank from March 2001 to January 2002. President of National Penn Bank’s Main Line/Chestnut Hill/Philadelphia Division since March 2001. Prior thereto, Managing Director, Capital Markets, of First Union National Bank.

Sharon L. Weaver	58	Group Executive Vice President of National Penn since January 2001. Executive Vice President of National Penn Bank from April 1998 to January 2001.

Sandra L. Spayd	62
Group Executive Vice President, Secretary and Corporate Governance Officer of National Penn. Corporate Secretary of National Penn Bank. Executive Vice President and Corporate Secretary of National Penn Bank from January 2002 to January 2004. Senior Vice President and Corporate Secretary of National Penn Bank prior to January 2002.

Gary L. Rhoads	51
Group Executive Vice President, Treasurer and Chief Financial Officer of National Penn. Chief Financial Officer of National Penn Bank. Executive Vice President, Controller and Cashier of National Penn Bank prior to January 2001.

Michael R. Reinhard	48
Group Executive Vice President and Corporate Planning Officer of National Penn since January 2004. Executive Vice President of National Penn Bank from January 2002 to January 2004. Senior Vice President of National Penn Bank prior to January 2002.

Michelle H. Debkowski	37
Senior Vice President and Chief Accounting and Investor Relations Officer of National Penn since October 2004. Senior Vice President of National Penn Bank since January 2003. Regulatory Compliance Director of National Penn and National Penn Bank from August 1995 to October 2004.

H. Anderson Ellsworth	58	Senior Vice President and Securities Law Compliance Director of National Penn since October 2004. Prior thereto, President and Shareholder of Ellsworth, Carlton, Mixell & Waldman, P.C. (law firm).

The Chief Executive Officer and the President of National Penn are elected by National Penn’s Board of Directors and serve until they resign, retire, become disqualified, or are removed by the Board. Other National Penn executive officers are approved by the Compensation Committee of the Board and serve until they resign, retire, become disqualified, or are removed by the Committee.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: “NPBC”. As of March 3, 2006, National Penn had 46,683,321 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock, for the periods indicated, after giving retroactive effect to a five-for-four stock split at September 30, 2005.

MARKET VALUE OF COMMON STOCK

	2005

	High	Low

1st Quarter	$21.99	$19.16
2nd Quarter	20.50	17.94
3rd Quarter	22.13	19.26
4th Quarter	21.00	18.14

	2004

	High	Low

1st Quarter	$21.94	$19.31
2nd Quarter	20.78	17.85
3rd Quarter	20.66	17.54
4th Quarter	23.70	20.08

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2005	2004

1st Quarter	$0.1600	$0.1536
2nd Quarter	0.1600	0.1536
3rd Quarter	0.1600	0.1536
4th Quarter	0.1650	0.1600

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its national bank subsidiary, National Penn Bank, to pay cash dividends to National Penn. Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is set forth in Footnote No. 18 to the Consolidated Financial Statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s National Market under the symbol “NPBCO”. These securities have a par value of $25.00 and the preferred dividend is 7.85%.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2005.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
			Part of Publicly	yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs

October 1, 2005
Through
October 31, 2005	11,700	$16.67	11,700	574,017

November 1, 2005
Through
November 30, 2005	189,500	$19.95	189,500	384,517

December 1, 2005
Through
December 31, 2005	115,974	$20.58	115,974	2,268,543

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase programs were approved by its Board of Directors and announced on September 24, 2003 and December 22, 2005. National Penn intends to complete all stock repurchases authorized under the September 2003 program before beginning any stock repurchases authorized under the December 2005 program.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 1,562,500 (as adjusted for the five-for-four stock split on September 30, 2005) and
2,000,000, respectively.

4.	Neither of National Penn's current stock repurchase programs has an expiration date.

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

8.	The maximum number of shares that may yet be purchased as of December 31, 2005 includes the
2,000,000 shares approved for repurchase under the 2005 stock repurchase program.

Item 6. SELECTED FINANCIAL DATA
Five-Year Statistical Summary

(dollars in thousands, except per share data)

Year Ended	2005	2004	2003	2002	2001
BALANCE SHEET (1)
Total assets	$4,600,609	$4,478,793	$3,512,574	$2,858,262	$2,727,482
Total deposits	3,309,046	3,143,193	2,435,296	1,925,964	1,931,350
Loans and Leases, net (2)	2,993,744	2,816,849	2,221,434	1,744,829	1,736,370
Total investment securities	1,091,714	1,189,803	934,375	650,930	597,687
Total shareholders’ equity	444,888	428,125	317,813	222,360	195,682
Book value per share (3)	10.26	9.93	8.38	6.55	5.70
Percent shareholders’ equity to assets	9.67%	9.56%	9.05%	7.78%	7.17%

Trust and other assets under management	1,651,322	1,284,264	1,038,756	778,246	843,755

EARNINGS (1), (4)
Total interest income	$242,586	$198,775	$165,648	$163,178	$180,748
Total interest expense	93,937	60,493	51,099	61,098	90,330
Net interest income	148,649	138,282	114,549	102,080	90,418
Provision for loan and lease losses	3,200	4,800	9,371	13,585	8,450
Net interest income after provision for
Loan and lease losses	145,449	133,482	105,178	88,495	81,968
Other income	57,016	46,774	41,285	36,550	32,186
Other expenses	123,103	117,491	103,033	82,268	74,433
Income before income taxes	79,362	62,765	43,430	42,777	39,721
Income taxes	19,607	14,851	8,697	8,603	7,756
Net income from continuing operations	59,755	47,914	34,733	34,174	31,965
Net income from discontinued operations	-	-	8,621	2,060	769
Net income	$59,755	$47,914	$43,354	$36,234	$32,734

Cash dividends paid	$27,973	$25,199	$21,234	$17,664	$16,519
Dividend payout ratio	46.81%	52.59%	48.98%	48.75%	50.46%
Return on average assets	1.31%	1.20%	1.34%	1.30%	1.25%
Return on average shareholders’ equity	13.7%	13.2%	16.2%	17.4%	16.8%

PER SHARE DATA (3)
Basic earnings	$1.38	$1.17	$1.17	$1.06	$0.95
Diluted earnings	1.36	1.15	1.14	1.05	0.94
Dividends paid in cash	0.645	0.621	0.574	0.517	0.479
Dividends paid in stock	5-for-4	5-for-4	5%	5%	3%
	stock split	stock split

SHAREHOLDERS AND STAFF
Average shares outstanding-basic *	43,328,813	40,797,270	37,207,715	34,088,596	34,427,536
Average shares outstanding-diluted *	44,048,486	41,689,071	38,142,224	34,535,890	34,837,228
Shareholders of record	4,374	4,316	3,684	3,346	3,338
Staff - Full-time equivalents	1,141	1,098	940	840	783

(1)	Balances have been adjusted for the sale in 2003 of Panasia Bank. N.A. which is being presented as discontinued operations.
(2)	Includes loans held for sale.
(3)	Adjusted to reflect five-for-four stock splits in 2005 and 2004, a 5% stock dividend in 2003 and 2002, and a 3% stock dividend in 2001.
(4)
Results of operations are included for the Peoples First, Inc. acquisition for the period July 1, 2004 through December 31, 2004, HomeTowne Heritage Bank for the period December 12, 2003 through December 31, 2003 and the FirstService Bank for the period February 25, 2003 through December 31, 2003.

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

The Company’s strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business. The acquisition of Peoples First, Inc. and its subsidiary, The Peoples Bank of Oxford, in second quarter 2004 is a strategic initiative by the Company in furtherance of its focused goals. The acquisitions of FirstService Bank and HomeTowne Heritage Bank in 2003 were similar strategic initiatives. The acquisition of Nittany Financial Corp. and its subsidiary, Nittany Bank, in first quarter 2006 is also a similar strategic initiative.

The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. Continued interest margin compression makes asset growth a priority, as well as the development of fee income. The Company’s goal is for asset growth each year to be generated through a combination of internal growth and growth by mergers and acquisitions. In 2005, substantially all asset growth was internally generated. In 2004, approximately one-half of the Company’s asset growth was internally generated, and the other half was attributable to the Peoples First, Inc. acquisition. In the fee income area, the Company’s goal is to develop its wealth management and insurance businesses more fully throughout the Company’s entire geographic footprint.

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty. Forward-looking statements include information concerning possible or assumed future results of operations by the Company. When we use words such as “believe”, “expect”, “anticipate”, or similar expressions, we are making forward-looking statements. Additional information concerning forward-looking statements is contained in this Report at Item 1A. Risk Factors, which information is incorporated by reference into this Management’s Discussion and Analysis.

In September 2003, the Company completed the cash sale of its subsidiary, Panasia Bank, N.A. (“Panasia”). All financial information in this Management’s Discussion and Analysis for 2003, 2002, and 2001 is restated to exclude Panasia. The sale of Panasia is presented as discontinued operations under SFAS No. 144. This presentation is intended to aid comparison of current and prior year results with future results.

All actual share and per share information is restated to reflect a five-for-four stock split of the Company’s common stock effective September 30, 2005, a five-for-four stock split of the Company’s common stock effective September 30, 2004, and a 5% stock dividend paid on the Company’s common stock on September 30, 2003.

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

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows or collateral liquidation values on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of June 30, 2005, the Company has not identified any impairment of its goodwill. No events occurred during third or fourth quarter 2005 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

FINANCIAL CONDITION

At December 31, 2005, total assets were $4.60 billion, an increase of $ 121.8 million or 2.72% from the $4.48 billion at December 31, 2004. The increase in assets in 2005 is reflected primarily in the loan and lease category, the cash and due from banks category and the other assets category, which increased $175.4 million, $31.4 million and $11.0 million, respectively. These increases were offset by a $98.1 million decrease in investments over the prior year.

Total assets at the end of 2004 increased $966.0 million or 27.5% to $4.48 billion over the $3.51 billion at year-end 2003. The increase in assets in 2004 is reflected primarily in the loan and lease category, the investment category and the goodwill and other intangibles category, which increased $595.4 million, $255.4 million and $94.2 million, respectively. The increase in assets as of December 31, 2004 is primarily due to the acquisition of Peoples First on June 10, 2004, which had $455.9 million in assets at time of acquisition.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, increased to $2.99 billion during 2005, an increase of $176.9 million or 6.3% compared to 2004. Net loans increased $595.4 million in 2004 or 26.8% compared to 2003. The Company gained $361.6 million in net loans in 2004 due to the addition of Peoples First, Inc. on June 10, 2004. Excluding the Peoples First acquisition, core loan growth was 10.5% in 2004. Loans continue to increase at a modest pace as a result of the slowly improving economy and the modestly improved level of capital goods spending by the Company’s business customers. Residential mortgages originated for immediate resale during the year ended December 31, 2005 amounted to $339.4 million. The Company had $18.6 million in loans held for sale at December 31, 2005.

Net loans and leases, including loans held for sale, increased to $2.82 billion in 2004, an increase of $595.4 million or 26.8% compared to December 31, 2003.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in southeastern Pennsylvania. The following summary shows the year-end composition of the Company’s loan portfolio (in thousands) (1):

	2005	2004	2003	2002	2001

Commercial and Industrial Loans and Leases	$708,653	$625,554	$482,884	$355,977	$343,001
Real Estate Loans:
Construction and Land Dev.	206,201	201,410	149,531	122,129	128,655
Residential	1,078,772	1,025,955	754,977	677,559	650,135
Other (nonfarm, nonresidential)	995,596	957,677	828,843	574,443	575,747
Loans to Individuals	60,586	63,843	54,466	55,299	79,280
Total	$3,049,808	$2,874,439	$2,270,701	$1,785,407	$1,776,819

(1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in Item 1., “Lending”, of this Report.

Maturities and sensitivity to changes in interest rates in certain loan categories in the Company’s loan portfolio at December 31, 2005, are summarized below (in thousands):

	One year or Less*	After One Year to Five Years	After Five Years	Total

Commercial and Industrial Loans and Leases	$416,101	$182,305	$110,247	$708,653
Construction and Land Dev.	130,692	48,789	26,719	206,201
	$546,793	$231,094	$136,966	$914,854

*Demand loans, past-due loan and overdrafts are reported in “One Year or Less.” An immaterial amount of loans have no stated schedule of repayments.

Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2005, are summarized below (in thousands):

	After One Year to Five Years	After Five Years

Predetermined Interest Rate	$192,122	$110,248
Floating Interest Rate	38,971	26,719
Total	$231,094	$136,967

Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company’s policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers’ use of their lines of credit that are at floating interest rates. As of December 31, 2005, the Company’s outstanding lines of credit to customers total $412.1 million.

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

Nonperforming Assets
(in thousands)	December 31,
	2005	2004		2003	2002	2001
Nonaccrual Loans	$11,961		$11,103	$13,673	$14,046	$14,234

Loans Past Due 90 or More Days as to Interest or Principal	183		870	318	928	11,582
Total Nonperforming Loans	12,144		11,973	13,991	14,974	25,816

Other Real Estate Owned	-		-	735	318	1,013

Total Nonperforming Assets	$12,144	$	_11,973	$14,726	$15,292	$26,829

Gross Amount of Interest that Would Have Been Recorded at Original Rate on Nonaccrual and Restructured Loans	$878		$492	$449	$709	$1,547

Interest Received From Customers on Nonaccrual and Restructured Loans	441		835	613	463	424

Net Impact on Interest Income of Nonperforming Loans	$437		$(343)	$(164)	$246	$1,123

Nonperforming assets, including nonaccruals, loans 90 days past due, restructured loans and other real estate owned, were $12.1 million at December 31, 2005, compared to $12.0 million at December 31, 2004. Nonaccrual loans represented $12.0 million and $11.1 million at December 31, 2005, and December 31, 2004, respectively. Loans 90 days past due and still accruing interest were $183,000 and $870,000 at December 31, 2005 and December 31, 2004, respectively. Additional discussion regarding this issue is set forth in the paragraph of this Item 7 titled “Allowance for Loan and Lease Losses”.

The Company had no assets classified as other real estate owned at December 31, 2005 and December 31, 2004. The Company had no restructured loans at December 31, 2005 or December 31, 2004.

The allowance for loan and lease losses to nonperforming assets was 462% and 481% at December 31, 2005 and December 31, 2004, respectively, with the decrease in 2005 due to the decreased level of total allowance for loan and lease losses. Another measure of the Company’s credit quality is reflected by the ratio of net chargeoffs to total loans and leases of 0.15% for 2005 versus 0.10% for the year 2004, and the ratio of nonperforming assets to total loans of .40% at December 31, 2005, compared to .42% at December 31, 2004. Of the $4.7 million in net chargeoffs in 2005, $2.6 million were commercial and industrial loans.

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

Certain investment securities purchased during the second half of 2004 were classified as held to maturity. Due to our pledging requirements, these securities would most likely be held to maturity regardless of classification.

Investments of both held to maturity and available for sale securities decreased $98.1 million or 8.2% to
$1.09 billion at December 31, 2005 compared to December 31, 2004. Investment purchases during 2005 were
$243.9 million, primarily U.S. Government Agency and municipal securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage backed securities totaling $272.3 million. Also, during 2005, the Company sold approximately $46.3 million in investment securities available for sale resulting in $555,000 in net gains. The sale proceeds were re-deployed into higher-yielding investments.

A summary of investment securities available for sale at December 31, 2005, 2004 and 2003 follows (in thousands):

	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries and Agencies	$178,412	$175,650	$219,285	$220,744	$111,183	$114,792
State and Municipal	232,738	243,289	261,906	279,565	259,623	277,807
Mortgage-backed securities	468,758	458,460	529,033	530,221	480,803	484,746
Marketable equity secs. & other	56,298	63,707	57,974	68,306	53,781	57,030
Total	$936,206	$941,106	$1,068,198	$1,098,836	$905,390	$934,375

A summary of investment securities held to maturity at December 31, 2005, 2004 and 2003 follows (in thousands):

	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and municipal	$71,396	$70,820	$-	$-	$-	$-
Mortgage-backed securities	79,212	76,808	90,967	90,621	-	-

Total	$150,608	$147,628	$90,967	$90,621	$-	$-

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2005 are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Securities Available for Sale - Yield by Maturity
(Dollars in thousands)

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld
US Treasuries and Agencies	$16,158	5.25%	$156,598	4.16%	$2,894	4.79%	$-	-%	$175,650	4.26%
State and Municipal	1,669	5.98%	28,589	6.27%	50,764	7.51%	162,267	8.12%	243,289	7.83%
Mortgage-backed securities	20	5.58%	135,800	3.76%	107,790	3.89%	214,850	5.12%	458,460	4.43%
Marketable equity secs.
& other	-	-%	3,764	5.52%	526	8.18%	59,417	3.38%	63,707	3.54%
Total	$17,847	5.32%	$324,751	4.19%	$161,974	5.05%	$436,534	6.00%	$941,106	5.22%

Securities Held to Maturity at Market Value
(Dollars in thousands)

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld	Amt	Yld
State and municipal	$-	-	$-	-	$-	-%	$70,820	6.48%	$70,820	6.48%
Mortgage-backed securities	-	-	-	-	76,808	3.96%	-	-%	76,808	3.96%
Total	$-	-	$-	-	$76,808	3.96%	$70,820	6.48%	$147,628	5.17%

OTHER ASSETS

Other assets on the balance sheet increased to $392.7 million, an increase of $14.4 million compared to the $378.2 million at December 31, 2004. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments and other assets. The other asset category accounted for $11.0 million of the increase. This increase in other assets was due to a deferred tax asset account associated with valuation of the investment portfolio.

As of December 31, 2004, other assets increased $119.8 million or 46.4% compared to December 31, 2003. Goodwill and other intangibles accounted for $100.8 million (net of amortization of intangibles) of the increase, resulting from the Peoples First, Inc., Pennsurance, Inc., and D. E. Love Associates, Inc. acquisitions in 2004. Premises and equipment increased $10.1 million due to the Peoples First, Inc. acquisition and bank owned life insurance increased $9.6 million due to the acquisitions and the increased cash surrender value of the insurance policies held by the Company.

DEPOSITS

As the primary source of funds, aggregate deposits of $3.31 billion at December 31, 2005 increased $165.9 million or 5.3% compared to 2004. The increase in 2005 is due to aggressively recapturing core deposits, through promotional deposit rates. In 2005, non-interest bearing deposits decreased $6.0 million and interest bearing deposits increased $171.8 million.

Deposits of $3.14 billion at December 31, 2004 increased $707.9 million or 29.1% compared to deposits at December 31, 2003. The increase in 2004 was primarily due to the addition of Peoples First, Inc. deposits of $381.2 million and other growth in deposits of $326.8 million. The deposit growth in 2004 consisted of $129.3 million in non-interest bearing deposits and $578.6 million in interest bearing deposits.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2005 (dollars in thousands):

	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand deposits	$511,620	--%	$460,759	--%	$344,911	--%
Savings deposits	1,570,145	1.61%	1,551,289	1.00%	1,185,821	0.93%
Time deposits	1,050,061	3.38%	747,570	3.01%	713,874	3.18%
Total	$3,131,826	1.94%	$2,759,618	1.38%	$2,244,606	1.63%

The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $480,975,000 in 2005, $246,948,000 in 2004, and $137,965,000 in 2003.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2005. The Company has no other time deposits of $100,000 or more as of December 31, 2005 (dollars in thousands):

Maturity

3 months or less	$107,149
Over 3 through 6 months	89,689
Over 6 months through 12 months	142,734
Over 12 months	141,403
Total	$480,975

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $804.2 million at the end of 2005, a $66.8 million or 7.7% decrease compared to year-end 2004. Total securities sold under repurchase agreements declined $67.0 million, due to the repayment of FHLB repurchase agreements. Federal funds purchased also declined $18.0 million since December 31, 2004. Long-term borrowings increased $18.5 million as a result of paying down short-term borrowings to lock in lower long-term rates. Subordinated debt was classified as “guaranteed preferred beneficial interest in Company’s subordinated debentures” prior to the Company’s adoption of FIN-46(R) as of March 31, 2004. See Footnote 8 to the Consolidated Financial Statements included in this Report at Item 8.

Total borrowings and purchased funds of $871.0 million at December 31, 2004 exceeded total borrowings and purchased funds at December 31, 2003 by $133.7 million or 18.1%. This was primarily due to increases in subordinated debt from the issuance of various trust preferred securities in the first half of 2004, an increase in long-term debt from the Peoples First, Inc. acquisition, and as part of the Company’s interest rate risk management strategy during that time.

A summary of each category of short-term borrowings for 2005, 2004 and 2003 follows (dollars in thousands):

	At or for the year ended December 31,
	2005	2004	2003
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$419,976	$504,051	$500,038
Average during the year	553,872	501,781	324,492
Maximum month-end balance	736,872	635,067	500,038
Weighted average rate during the year	2.44%	1.24%	1.22%
Rate at December 31	2.63%	1.79%	1.08%
Short-term borrowings
Balance at year-end	$8,795	$10,000	$10,000
Average during the year	4,936	5,077	5,179
Maximum month-end balance	10,000	10,093	10,045
Weighted average rate during the year	2.88%	1.08%	0.77%
Rate at December 31	4.00%	1.87%	0.59%

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2005, 2004 and 2003:

Average Balances, Average Rates and Interest Rate Spread*
(Dollars in thousands)
	Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$7,629	$174	2.28%	$6,995	$83	1.19%	$4,179	$60	1.44%

U.S. Treasury	10,578	270	2.55	9,721	205	2.11	721	50	6.93
U.S. Government agencies	792,207	31,737	4.01	660,528	27,183	4.12	430,225	19,044	4.43
State and municipal*	265,060	21,156	7.98	268,348	19,681	7.33	266,259	19,829	7.45
Other bonds and securities	75,904	3,575	4.71	61,958	3,122	5.04	71,345	3,415	4.79
Total investments	1,143,749	56,738	4.96	1,000,555	50,191	5.02	768,550	42,338	5.51
Federal funds sold	1,354	58	4.28	7,788	84	1.08	44,320	492	1.11
Trading account securities	-	-	-	-	-	-	-	-	-
Commercial loans and lease financing*	2,351,433	157,103	6.68	2,037,361	123,364	6.06	1,536,739	97,782	6.36
Installment loans	333,216	20,871	6.26	270,628	16,490	6.09	245,451	16,677	6.79
Mortgage loans	290,758	16,869	5.8	288,801	16,896	5.85	254,657	16,349	6.42
Total loans and leases	2,975,407	194,843	6.55	2,596,790	156,750	6.04	2,036,847	130,808	6.42
Total earning assets	4,128,139	$251,813	6.10%	3,612,128	$207,108	5.73%	2,853,896	$173,698	6.09%
Allowance for loan and lease losses	(57,010)			(54,803)			(45,494)
Non-interest earning assets	473,402			417,324			280,319
Assets from discontnued operations	-			-			144,427
Total assets	$4,544,531			$3,974,649			$3,233,148

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,620,206	$60,765	2.32%	$2,298,859	$38,140	1.66%	$1,899,695	$33,753	1.78%
Securities sold under repurchase agree-
ments and federal funds purchased	553,872	13,496	2.44	501,781	6,246	1.24	324,492	3,964	1.22
Short-term borrowings	4,936	142	2.88	5,077	55	1.08	5,179	40	0.77
Long-term borrowings	375,124	19,534	5.21	316,659	16,053	5.07	232,169	13,342	5.75
Total interest bearing liabilities	3,554,138	$93,937	2.64%	3,122,376	$60,494	1.94%	2,461,535	$51,099	2.08%
Non-interest bearing deposits	511,620			460,759			344,911
Other non-interest bearing liabilities	42,171			29,817			28,723
Liabilities from discontinued operations	-			-			130,392
Total liabilities	4,107,929			3,612,952			2,965,561
Equity capital	436,602			361,697			267,587
Total liabilities and equity capital	$4,544,531			$3,974,649			$3,233,148
INTEREST RATE MARGIN**		$157,876	3.82%		$146,614	4.06%		$122,599	4.30%
Tax equivalent interest		9,227	0.22%		8,333	0.23%		8,050	0.28%
Net interest income		$148,649	3.60%		$138,281	3.83%		$114,549	4.01%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loan outstandings, net of unearned income, include non-accruing loans.
Fee income included.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $16.8 million from December 31, 2004 through December 31, 2005 to $444.9 million. Retained earnings increased $31.8 million due to the retention of net income, partially offset by cash dividends declared, in 2005. Accumulated other comprehensive income decreased $16.7 million due to a decrease in market values of available for sale investment securities. Cash dividends paid in 2005 increased $2.8 million or 11.0% to $28.0 million compared to the cash dividends paid during 2004. Earnings retained during 2005 were 53.2% compared to 47.4% during 2004. The Company split its common stock five-for-four effective September 30, 2005.

RESULTS OF OPERATIONS

The Company recorded a 24.7% increase in net income to $59.8 million in the year ended December 31, 2005, compared to net income of $47.9 million in the year ended December 31, 2004. Diluted earnings per share increased $0.21 or 18.3% for the year ended December 31, 2005 to $1.36 per share from $1.15 in the year ended December 31, 2004 and $1.14 in the year ended December 31, 2003. The difference in the percentage increase in net income when compared to the percentage increase in diluted earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the issuance of 3,893,062 shares of common stock for the acquisition of Peoples First, Inc. which was completed on June 10, 2004. Net income for 2004 of $47.9 million was 10.4% more than the $43.4 million reported in 2003. On a per share basis, basic earnings were $1.38, $1.17 and $1.17 for 2005, 2004, and 2003 respectively.

Included in net income for year ended 2005 was a recovery of $2.28 million, net of taxes, on the 2004 fraud loss. Also included in 2005 net income are expenses of $1.2 million, net of taxes, for legal, auditing and other investigation-related services, for a net impact from the fraud of $1.1 million on 2005 net income. Included in net income for 2004 was a special charge of $3.369 million, net of taxes and related adjustments, for losses attributable to the fraudulent loan and deposit scheme discovered by National Penn in January 2005. Excluding the fourth quarter 2004 special charge, non-GAAP net income and earnings per diluted share for 2004 were $51.3 million and $1.23, respectively. For additional information on this fraud loss, see Item 3. “Legal Proceedings”.

For the year ended December 31, 2005, the return on average shareholders’ equity and return on average assets were 13.7% and 1.31% compared to 13.2% and 1.20% for 2004.

Non-GAAP return on average tangible equity for the year ended December 31, 2005 was 25.8%, compared to 23.8% for 2004.

This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). National Penn’s management uses these non-GAAP measures in its analysis of the Company’s performance. Non-GAAP net income and earnings per share exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Because these items are not necessarily representative of underlying trends in the Company’s performance, management believes that presentation of financial measures excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. This also facilitates comparisons with prior or subsequent comparable periods. Another non-GAAP financial measure, annualized net income return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management’s success in utilizing the Company’s tangible capital. These disclosures should not be viewed as substitutes for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

Reconciliation Table for Non-GAAP Financial Measures:
		2004
Net income, excluding special charge for fraud loss and compensation expense adjustment, net of taxes (in millions)		$51.3
Special charge for fraud loss, net of taxes (in millions)		(4.3)
Compensation expense adjustment, net of taxes (in millions)		.9
Net income (in millions		$47.9

Diluted earnings per share, excluding special charge for fraud loss and compensation expense adjustment, net of taxes		$1.23
Special charge for fraud loss, net of taxes, per share		(.10)
Compensation expense adjustment, net of taxes, per share		.02
Diluted earnings per share		$1.15

	2005	2004
Return on average shareholders’ equity	13.7%	13.2%
Effect of special charge for fraud loss, net of taxes	-	1.2%
Effect of compensation expense adjustment, net of taxes	-	(.3)%
Return on average shareholders’ equity, excluding special
charge for fraud loss and compensation expense adjustment,
net of taxes	13.7%	14.1%

	2005	2004
Return on average shareholders' equity	13.7%	13.2%
Effect of goodwill and intangibles	12.1%	10.6%
Return on average tangible equity	25.8%	23.8%
Effect of special charge for fraud loss, net of taxes	-	2.2%
Effect of compensation expense adjustment, net of taxes	-	(.5)%
Return on average tangible equity, excluding special charge for
fraud loss and compensation expense adjustment, net of taxes	25.8%	25.5%

Average tangible equity excludes acquisition-related average goodwill and intangibles:
Average shareholders’ equity (in millions)	$436.6	$361.7
Average goodwill and intangibles (in millions)	(205.0)	(160.3)
Average tangible equity (in millions)	$231.6	$201.4

Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $10.4 million or 7.5% to $148.6 million in 2005 from the 2004 amount of $138.2 million. Interest income increased $43.8 million or 22.0% to $242.6 million in 2005, as compared to $198.8 million in 2004, as a result of an increase in loan interest income of $37.7 million and an increase in investment securities interest income of $6.1million. Interest expense in 2005 increased $33.4 million or 55.3% to $93.9 million from the 2004 amount of $60.5 million due to an increase in interest on deposits of $22.6 million, an increase in interest on long-term borrowings of $3.5 million, and an increase in expense for securities sold under repurchase agreements and federal funds sold of $7.3 million. The increase in interest expense on deposits is due primarily to an increase in interest bearing deposits and the average rate paid on these deposits in 2005. The increase in interest expense on borrowings is a result of an increase in the average balance of borrowings outstanding during 2005 and an increase in the average rate on borrowings in the repurchase agreement and federal funds sold category.

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

For purposes of the following table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. Net interest income, on a taxable equivalent basis, increased $11.3 million in the year ended December 31, 2005, as compared to 2004. This increase is due to a $19.8 million increase in the volume of interest earning assets, offset by an $8.6 million net interest margin compression.
	(in thousands)
	Year Ended December 31,
	2005 over 2004 (1)			2004 over 2003 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits at banks	$8	$83	$91	$41	$(17)	$24
Securities:
US Treasury and Agencies	5,416	(797)	4,619	10,602	(2,309)	8,293
State and municipal	(241)	1,716	1,475	156	(304)	(148)
Other bonds and securities	703	(250)	453	(449)	156	(293)
Total investment securities	5,878	669	6,547	10,310	(2,457)	7,853
Federal funds sold	(69)	43	(26)	(406)	(2)	(408)
Loans:
Comml loans and lease financing	19,017	14,722	33,739	31,854	(6,272)	25,582
Installment loans	3,814	567	4,381	1,711	(1,898)	(187)
Mortgage loans	114	(141)	(27)	2,192	(1,645)	547
Total loans	22,945	15,148	38,093	35,757	(9,815)	25,942
Total interest income	$28,762	$15,943	$44,705	$45,702	$(12,292)	$33,410

Interest Expense:
Interest bearing deposits	5,331	17,294	22,625	7,091	(2,705)	4,388
Securities sold under repurchase agreements and federal funds purchased	648	6,602	7,250	2,166	116	2,282
Short-term borrowings	(2)	89	87	(1)	16	15
Long-term borrowings	2,964	517	3,481	4,853	(2,144)	2,709
Total borrowed funds	3,610	7,208	10,818	7,018	(2,012)	5,006
Total interest expense	$8,941	$24,502	$33,443	$14,111	$(4,717)	$9,394
Increase (decrease) in net interest income	$19,821	$(8,559)	$11,262	$31,591	$(7,575)	$24,016

(1)
Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest margin is net interest income divided by total interest earning assets. During 2005, net interest margin was 3.82%, compared to 4.06% during 2004 and 4.30% during 2003. The decline in the net interest margin from the 2004 margin is attributable to continued competitive pressures and general overall margin compression.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $3.2 million for the year ended December 31, 2005 and $4.8 million and $9.4 million for the years ended December 31, 2004 and 2003, respectively. The allowance for loan and lease losses of $56.1 million at year-end 2005 and $57.6 million at year-end 2004 as a percentage of total loans was 1.84% at year-end 2005 and 2.00% at year-end 2004.

Net loan chargeoffs were $4.7 million in 2005. Net loan chargeoffs of $2.6 million in 2004 were unusually low compared to historical Company results. Net loan chargeoffs of $6.8 million in 2003 were typical compared to historical Company results. Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2005, is shown below (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Balance at beginning of year	$57,590	$49,265	$40,578	$40,449	$37,724
Charge-offs:
Commercial and industrial loans and leases	4,239	3,388	8,066	2,795	1,566
Real estate loans:
Construction and land development	-	-	75	7,393	1,708
Residential	1,961	1,070	611	2,679	1,852
Other	656	941	1,277	512	436
Loans to individuals	389	218	2,315	1,986	1,960

Total Charge-offs	7,245	5,617	12,344	15,365	7,522

Recoveries:
Commercial and industrial	1,650	1,860	3,556	166	957
Real estate loans:
Construction and land development	1	332	537	7	56
Residential	299	647	348	794	339
Other	497	55	784	245	252
Loans to individuals	72	84	272	697	193

Total Recoveries	2,519	2,978	5,497	1,909	1,797

Net Charge-offs	4,726	2,639	6,847	13,456	5,725

Provision charged to expense	3,200	4,800	9,371	13,585	8,450

Adjustments:
Changes incident to mergers, net	-	6,164	6,163	-	-

Balance at end of year	$56,064	$57,590	$49,265	$40,578	$40,449

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.10%	0.34%	0.77%	0.33%

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

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial loans, real estate development and construction loans, and for the various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor, which may cause future losses to deviate from historical levels. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, if any, which are subject to a guarantee by a government agency.

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2005, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

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

Allocation of the Allowance for Loan and Lease Losses (1)(2) (dollars in thousands)

	2005		2004		2003		2002		2001
		% Loan		% Loan		% Loan		% Loan		% Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

Commercial and industrial	$12,479	23.2%	$11,951	21.7%	$9,884	21.3%	$7,727	19.9%	$6,331	19.3%
Real estate loans:
Construction and land dev.	3,630	6.8%	3,855	7.0%	3,061	6.6%	2,651	6.9%	2,375	7.2%
Residential	18,991	35.4%	19,606	35.6%	15,453	33.2%	14,707	37.9%	12,001	36.6%
Other	17,526	32.6%	18,284	33.2%	16,965	36.5%	12,469	32.2%	10,628	32.4%
Loans to individuals	1,069	2.0%	1,377	2.5%	1,115	2.4%	1,200	3.1%	1,463	4.5%
Unallocated	2,369	N/A	2,517	N/A	2,787	N/A	1,824	N/A	7,651	N/A
	$56,064	100.0%	$57,590	100.0%	$49,265	100.0%	$40,578	100.0%	$40,449	100.0%

(1)	This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.
(2)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in Item 1., “Lending”, of this Report.

OTHER INCOME AND EXPENSES

Other income increased $10.2 million or 21.9% in 2005 compared to 2004, primarily as a result of increased insurance commissions and fees of $3.3 million, other service charges and fees of $2.3 million, mortgage banking income of $1.5 million, and cash management and electronic banking fees of $1.1 million. Insurance commissions and fees increased as a result of the addition to National Penn Insurance Agency, Inc. of three insurance agencies acquired since June 2004. The increase in deposit fees was primarily due to an increase in the collection of fees on a larger deposit base resulting from the Peoples First, Inc. acquisition in June 2004. Mortgage banking income increased due to increased mortgage origination volume resulting from low long-term interest rates. Gains on the sale of investment securities were primarily due to the sale of equity securities in the second and third quarters of 2005. The increase in other income also includes a one-time gain on the sale of the Peoples Bank of Oxford operations center in the first quarter of 2005.

The increase in other income in 2004 compared to 2003 was $5.5 million or 13.3% as a result of increased service charges on deposits accounts of $3.2 million, increased other service charges and fees, including cash management, of $430,000, and increased insurance commissions and fees of $1.1 million. The increase in deposit fees is due primarily to an increase in the collections of fees on a larger deposit base, resulting from the Peoples First acquisition. In 2004 bank owned life insurance income increased by $135,000. Mortgage banking income decreased by $1.3 million due to the slowdown in refinance volume throughout 2004. Net gains on sales of investment securities was $549,000 in 2004, as compared to a loss on sale of investment securities of $369,000 in 2003.

Other expenses increased $5.6 million or 4.8% in 2005 when compared to 2004, as a result of increased salaries, wages and benefits of $10.6 million, and increased other operating expenses of $1.6 million. Salaries, wages and benefits increased due to normal salary increases and increases in benefit costs, as well as the addition of employees from the 2005 acquisitions of Krombolz and Preferred Insurance Assoc. insurance agencies. Other operating expenses increased due to the aforementioned 2005 acquisitions of Krombolz and Preferred Insurance Assoc. and the Peoples First, Inc. acquisition in June 2004. These increases were offset by an $8.3 million reduction in special charges for fraud loss as a result of decreased professional fees and the special recovery of $3.5 million recorded in the fourth quarter 2005.

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

For 2005, 2004, and 2003, there are no individual items of other expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses, and a $7.0 million non-recurring FHLB prepayment fee in 2003.

Income before income taxes increased $16.6 million or 26.4% in 2005 compared to 2004, due primarily to organic growth, the acquisitions in 2005 of two insurance agencies, Krombolz Agency, Inc. and Preferred Insurance Associates, and the Peoples First, Inc. acquisition in June 2004. Income before income taxes increased $19.3 million or 44.5% in 2004 compared to 2003, due primarily to organic growth and the acquisition of Peoples First, Inc.

In 2005 and 2004, there was no income from discontinued operations. In 2003, income from discontinued operations, net of taxes, was $8.6 million on the gain on sale of Panasia Bank in that year.

Income taxes increased $4.8 million or 32.0% in 2005 and increased $6.2 million in 2004 as compared to 2003, or 70.8%. The Company’s effective tax rate is 24.7% for 2005, and was 23.7% for 2004, and 20.0% for 2003. The increase in the effective tax rate from 2003 to 2004 was due to the decrease in tax advantaged income as a percent of taxable income. The effective tax rate is less than the current 35% incremental rate due to the Company’s investments in tax advantaged municipal securities and bank owned life insurance.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earnings assets and interest-bearing liabilities.

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. During 2003, the Company’s liquidity position was strong as people removed money from the declining equity market. At that time, many customers preferred the safety of FDIC-insured deposits compared to the uncertain equity market, despite historically low interest rates. This allowed the Company to grow its core deposit base and significantly reduce reliance on non-core sources of funds during 2003. In 2004, as the economy started to improve, the Company’s liquidity was not as strong as in 2003, but liquidity was clearly adequate to meet the needs of the Company’s customers.

As the economy and equity markets continued to improve during 2005, liquidity became more challenging. More customers were willing to move their money back into the equity market, businesses were investing their cash balances into their business, thereby reducing their deposits in the bank, and loan demand improved. As the liquidity needs of banking customers increased, the competition in the banking industry increased. This competition for deposits was especially heightened in our marketplace by the formation of a number of new banks.

In addition to this general challenging environment, liquidity was further affected during the first seven months of 2005 as deposits from government entities, especially school districts, experienced their seasonal decline. School district deposits typically materialize in August and September as school districts receive their tax funding. The funds then typically reduce during the next twelve months as the school districts use the money to pay expenses, reaching a low point by the end of July or early August. Then in mid-to-late August, the cycle begins again. We also experience this phenomenon with local government entities from March through February, but the amount of local government entity deposits is smaller so the affect is lessened.

The Company successfully met this liquidity challenge in 2005 through a variety of tactics, including: proactively marketing deposits to commercial customers with larger deposits, using the Company’s marketing software to identify retail customers with a high propensity to move additional deposits to the Company, and then marketing directly to those customers. Developing new deposit products such as the Prime Rate Certificate of Deposit, offering a Certificate of Deposit promotion in August which netted over $100 million in new deposits, using brokered deposits, selling all fixed-rate mortgage production (we had typically held 10-year and 15-year mortgage production), using our ample availability of borrowed funds from correspondent banks and the Federal Home Loan Bank, and using the cash flow from the investment portfolio. Through it all, deposits increased 5.28% from 2004 to 2005. While borrowed funds were used to help offset the seasonal outflow of the school district deposits during the year, by the end of 2005, borrowed funds were 7.67% lower than the end of 2004.

We expect that the challenging liquidity environment will continue into 2006 and that the competition for deposits will become even more intense. We will continue to monitor our liquidity position closely and we will use much the same tactics in 2006 as we used to successfully meet the challenge in 2005.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2005 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$5,937	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities	59,787	116,424	641,138	274,365
Loans and leases (1)	1,253,740	254,518	1,058,508	426,978
Other assets	-	-	-	509,214
	1,319,464	370,942	1,699,646	1,210,557
Liabilities and equity
Non-interest bearing deposits	5,355	11,167	131,718	361,681
Interest bearing deposits (2)	1,061,670	527,688	462,959	746,808
Borrowed funds (3)	233,119	36,500	116,888	290,676
Subordinated debt	61,857	-	-	65,206
Other liabilities	-	-	-	42,429
Shareholders’ equity	-	-	-	444,888
	1,362,001	575,355	711,565	1,951,688

Interest sensitivity gap	(42,537)	(204,413)	988,081	(741,131)

Cumulative interest rate sensitivity gap	$(42,537)	$(246,950)	$741,131	$-

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

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company’s market value of portfolio equity (“MVPE”) under alternative interest rate environments. The MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2005 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change

+300 Basis Points	$566,319	-6.7%
+200 Basis Points	561,338	-7.5
+100 Basis Points	581,966	-4.2
Flat Rate	607,145	-
-100 Basis Points	622,830	2.6
-200 Basis Points	643,156	5.9
-300 Basis Points	642,000	5.7

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

The Company anticipates a continuing inverted yield curve during 2006. This is a particularly challenging environment that has the effect of squeezing the Company’s net interest margins. Given this assumption, the Company’s asset/liability strategy for 2006 is to maintain a fairly balanced interest rate risk position. This is intended to position the Company to react appropriately whenever the inverted yield curve normalizes, and to lessen the impact of changing interest rates on net interest income. Effective monitoring of interest rate risk is the priority of the Company’s Asset/Liability Management Committee.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals on non-cancelable operating leases	$22,565	$3,427	$5,192	$3,893	$10,053
Remaining contractual maturities of time deposits	1,257,769	790,144	408,047	56,888	2,690
Loan commitments	1,024,218	626,652	55,196	33,680	308,690
Long-term borrowed funds	248,412	36,586	74,500	42,387	94,939
Guaranteed preferred beneficial interests in Company’s subordinated debentures	127,063	-	-	-	127,063
Letters of credit	95,987	57,242	35,626	3,046	73
Total	$2,776,014	$1,514,051	$578,561	$139,894	$543,508

The Company had no capital leases at December 31, 2005.

CAPITAL ADEQUACY

The following table sets forth certain capital performance ratios for the Company. We retain approximately 50% of our earnings in the form of capital to support future growth.

	2005	2004	2003
CAPITAL PERFORMANCE

Return on average assets	1.31%	1.20%	1.34%
Return on average equity	13.7%	13.2%	16.2%
Dividend payout ratio	46.82%	52.59%	48.98%
Earnings retained	53.18%	47.41%	51.02%

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	CAPITAL LEVELS
	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	December 31
	2005	2004	2005	2004	2005	2004
The Company	8.36%	7.86%	10.47%	10.02%	11.81%	11.27%
National Penn Bank	7.43%	7.00%	9.35%	8.93%	10.60%	10.19%
Well capitalized institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At December 31, 2005, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered well capitalized, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2005, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

The Company does not presently have any commitments for significant capital expenditures. The Company is experiencing a space shortage and is planning construction of an operations facility. In 2005, the Company acquired a tract of land in Amity Township, Berks County, Pennsylvania, for this purpose. The land use township approval process for an operations center of up to 70,000 square feet is currently pending.

The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

On December 21, 2005, the Company’s Board or Directors authorized the repurchase of up to 2 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock compensation plans, stock-based benefit plans, and employee stock purchase plan. No timetable was set for these repurchases, but none will be made until completion of the repurchase program approved in September 2003.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,562,000 shares of the Company’s common stock (adjusted for the five-for-four stock split effective September 30, 2005) to be used to fund the Company’s dividend reinvestment plan, stock option plans, stock-based benefit plans and employee stock purchase plan. As of December 31, 2005, 1,293,618 shares have been repurchased at an average price of $24.35 under the 2003 repurchase plan.

The foregoing information on stock repurchases is adjusted for the 5% stock dividend in 2003 and the five-for-four stock splits in 2004 and 2005.

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is set forth in Footnote 1 to the Consolidated Financial Statements included in this Report at Item 8. This information is incorporated herein by reference.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely generate loan growth in 2006 in the high single-digit percentages.

•
The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, and to increase our non-interest income, especially revenues from insurance and wealth management activities. We anticipate continued pressure on net interest margin through 2006.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$116,522	$85,118
Interest bearing deposits in banks	5,937	8,776

Total cash and cash equivalents	122,459	93,894

Investment securities held to maturity	150,608	90,967
Investment securities available for sale, at fair value	941,106	1,098,836
Loans and leases held for sale	18,583	11,801
Loans and leases, less allowance for loan and lease losses of $56,064
and $57,590 in 2005 and 2004, respectively	2,975,161	2,805,048
Premises and equipment, net	53,158	53,719
Accrued interest receivable	20,019	17,823
Bank owned life insurance	82,688	79,545
Goodwill	187,995	186,945
Other intangibles	16,087	18,462
Unconsolidated investments under the equity method	3,849	3,854
Other assets	28,896	17,899
Total assets	$4,600,609	$4,478,793

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$509,921	$515,901
Interest-bearing	2,799,125	2,627,292
Total deposits	3,309,046	3,143,193

Securities sold under repurchase agreements and federal funds purchased	419,976	504,051
Short-term borrowings	8,795	10,000
Long-term borrowings	248,412	229,926
Subordinated debt	127,063	127,063
Accrued interest payable and other liabilities	42,429	36,435
Total liabilities	4,155,721	4,050,668

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2005 - 43,381,790; 2004 - 43,138,498, net of shares
in Treasury: 2005 - 275,431; 2004 - 109,950	366,877	362,007
Retained earnings	80,267	48,485
Accumulated other comprehensive income	3,189	19,915
Treasury stock, at cost	(5,445)	(2,282)

Total shareholders’ equity	444,888	428,125

Total liabilities and shareholders’ equity	$4,600,609	$4,478,793
The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
INTEREST INCOME
Loans and leases, including fees	$192,795	$155,105	$129,569
Investment securities
Taxable	35,581	30,509	22,510
Tax-exempt	13,978	12,993	13,017
Federal funds sold	58	84	492
Deposits in banks	174	84	60
Total interest income	242,586	198,775	165,648

INTEREST EXPENSE
Deposits	60,765	38,141	33,753
Securities sold under repurchase agreements and federal funds purchased	13,496	6,246	3,964
Short-term borrowings	142	55	40
Long-term borrowings	19,534	16,051	13,342
Total interest expense	93,937	60,493	51,099
Net interest income	148,649	138,282	114,549
Provision for loan and lease losses	3,200	4,800	9,371
Net interest income after provision for loan and lease losses	145,449	133,482	105,178

NON-INTEREST INCOME
Wealth management income	9,076	8,492	7,705
Service charges on deposit accounts	16,146	15,230	12,099
Bank owned life insurance income	3,447	3,725	3,590
Other service charges and fees	6,854	4,545	4,504
Net gains (losses) on sale of investment securities	555	(84)	(369)
Mortgage banking income	5,366	3,829	5,146
Insurance commissions and fees	6,970	3,704	2,654
Cash management and electronic banking fees	7,680	6,574	5,690
Equity in undistributed net earnings of affiliates	-	759	266
Gain on sale of building	922	-	-
Total non-interest income	57,016	46,774	41,285

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	74,742	64,159	56,181
Net premises and equipment	17,652	16,451	14,133
Advertising and marketing expense	4,845	4,331	3,604
FHLB prepayment fee	46	-	7,002
Special (recovery) charge for fraud loss, net of expenses	(1,603)	6,684	-
Other operating expenses	27,421	25,866	22,113
Total non-interest expenses	123,103	117,491	103,033
Income before income taxes	79,362	62,765	43,430
Income taxes	19,607	14,851	8,697

Net income from continuing operations	59,755	47,914	34,733
Net income from discontinued operations, net of taxes	-	-	8,621
NET INCOME	$59,755	$47,914	$43,354

PER SHARE OF COMMON STOCK
Basic earnings	$1.38	$1.17	$1.17
Diluted earnings	$1.36	$1.15	$1.14
Dividends paid in cash	$0.645	$0.621	$0.574

The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands)

	Common		Retained	Accumulated other comprehensive	Treasury		Compre- hensive
	Shares	Par Value	earnings	income	stock	Total	income

Balance at January 1, 2003	20,699,782	$172,471	$30,593	$19,296	-	$222,360
Net income	-	-	43,354	-	-	43,354	$43,354
Cash dividends declared	-	-	(16,475)	-	-	(16,475)
5% stock dividend	1,152,796	31,702	(31,702)	-	-	-
Shares issued under stock based plans	66,884	4,890	-	-	-	4,890
Shares issued for acquisition of
FirstService Bank	2,563,337	68,726	-	-	5,610	74,336
Valuation of stock options for
acquisition of HomeTowne
Heritage Bank	-	4,388	-	-	-	4,388
Other comprehensive income, net
of reclassification adjustment
and taxes	-	-	-	299	-	299	299
Total comprehensive income	-	-	-	-	-	-	$43,653
Purchase of treasury stock transactions	(198,293)	(9,643)	-	-	(5,696)	(15,339)

Balance at December 31, 2003	24,284,506	272,534	25,770	19,595	(86)	317,813
Net income	-	-	47,914	-	-	47,914	$47,914
Cash dividends declared	-	-	(25,199)	-	-	(25,199)
5-for4 stock split	6,905,251	-	-	-	-	-
Shares issued under stock based plans	607,080	1,596	-	-	10,753	12,349
Shares issued for acquisition of Peoples First, Inc. and Pennsurance	3,048,637	87,877	-	-	(2,097)	85,780
Other comprehensive income, net
of reclassification adjustment
and taxes	-	-	-	320	-	320	320
Total comprehensive income	-	-	-	-	-	-	$48,234
Purchase of treasury stock transactions	(334,676)	-	-	-	(10,852)	(10,852)

Balance at December 31, 2004	34,510,798	362,007	48,485	19,915	(2,282)	428,125
Net income	-	-	59,755	-	-	59,755	$59,755
Cash dividends declared	-	-	(27,973)	-	-	(27,973)
5 for 4 stock split	8,712,484	-	-	-	-	-
Shares issued under stock based plans	558,933	4,870	-	-	5,234	10,104
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	(16,726)	-	(16,726)	(16,726)
Total comprehensive income	-	-	-	-	-	-	$43,029
Purchase of treasury stock transactions	(400,425)	-	-	-	(8,397)	(8,397)

Balance at December 31, 2005	43,381,790	$366,877	$80,267	$3,189	$(5,445)	$444,888

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (dollars in thousands, except per share data)
	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Adjustments to reconcile net income to net cash provided by operating activities	$59,755	$47,914	$43,354
Provision for loan and lease losses	3,200	4,800	9,371
Depreciation and amortization	9,236	7,996	6,260
Deferred income tax expense	2,256	(2,569)	2,895
Amortization of premiums and discounts on investment securities, net	(1,797)	(1,047)	319
Investment securities (gains) losses, net	(555)	84	369
Mortgage loans originated for resale	(292,738)	(135,544)	(224,585)
Sale of mortgage loans originated for resale	296,648	138,056	228,986
Gain on sale of mortgage loans originated for resale	(3,910)	(2,512)	(4,401)
Gain on sale of building	(922)
Changes in assets and liabilities
(Increase) decrease in accrued interest receivable	(2,196)	(1,967)	1,299
(Decrease) increase in accrued interest payable	7,406	3,807	(1,865)
(Decrease) increase in other assets	(7,489)	660	333
Increase (decrease) in other liabilities	(1,412)	8,454	(64)
Decrease (increase) in assets from discontinued operations(1)	-	-	22,122
Increase (decrease) in liabilities from discontinued operations(1)	-	-	(1,888)
Net cash provided by operating activities	67,482	68,132	82,505

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for business sold	-	-	34,500
Cash paid in excess of cash equivalents for business acquired	(950)	(35,205)	(33,998)
Proceeds from maturities of investment securities held to maturity	11,782	1,282	-
Purchase of investment securities held to maturity	(71,380)	(92,249)	-
Proceeds from sales of investment securities available for sale	46,303	56,299	34,663
Proceeds from maturities of investment securities available for sale	260,497	212,975	100,895
Purchase of investment securities available for sale	(172,488)	(380,719)	(347,742)
Net increase in loans	(181,669)	(243,917)	(111,924)
Purchases of premises and equipment	(7,405)	(6,644)	(9,507)
Sale of bank building	3,600	-	-
Decrease (increase) in assets from discontinued operations(1)	-	-	185,153
Increase (decrease) in liabilities from discontinued operations(1)	-	-	(890)
Net cash used in investing activities	(111,710)	(488,178)	(148,850)

CASH FLOWS FROM FINANCING ACTIVITIES Net (decrease) increase in interest and non-interest bearing demand
deposits and savings accounts	(229,967)	210,742	138,495
Net (decrease) increase in certificates of deposit	395,820	114,664	(52,474)
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(84,075)	17,424	191,750
Net (decrease) in short-term borrowings	(1,205)	-	(614)
Proceeds from new long-term borrowings	85,500	50,000	70,000
Repayments of long-term borrowings	(67,014)	(15,443)	(82,854)
Issuance of subordinated debentures	-	61,857	-
Shares issued under stock-based plans	10,104	12,349	794
Purchase of treasury stock	(8,397)	(10,852)	(15,339)
Cash dividends	(27,973)	(25,199)	(21,234)
Increase (decrease) in liabilities from discontinued operations(1)	-	-	(187,906)
Net cash provided by financing activities	72,793	415,543	40,618
Net increase (decrease) in cash and cash equivalents	28,565	(4,503)	(25,727)
Cash and cash equivalents at beginning of year	93,894	98,397	124,124
Cash and cash equivalents at December 31	$122,459	$93,894	$98,397

(1) Revised - See Footnote 1 in Item 8 of this Report.
The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (NPB), and NPB’s divisions, the FirstService Bank, HomeTowne Heritage Bank and The Peoples Bank of Oxford Divisions, serves residents and businesses of southeastern Pennsylvania. NPB, which has 74 community office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits.

The Company’s investment management units consist of National Penn Investors Trust Company (NPITC), which provides trust and investment management services; National Penn Investment Services, which markets brokerage services provided by PrimeVest Financial Services, Inc.; and National Penn Capital Advisors, Inc., which provides investment advisory services. The Company also provides mortgage banking activities through National Penn Mortgage Company (NPMC); insurance services through National Penn Insurance Agency, Inc.; and equipment leasing services through National Penn Leasing Company (NP Leasing).

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

The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, NPB, National Penn Investment Company, National Penn Life Insurance Company, and NPB’s wholly owned subsidiaries, NPITC, NPMC, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., NPB Realty, Inc., Peoples First Business Investment Company, LLC, and National Penn Management Services, LLC. The Company’s investments in unconsolidated subsidiaries that range between 20% and 50% are accounted for using the equity method of accounting. All material inter-company balances have been eliminated.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balancesheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses and certain intangible assets, such as goodwill and core deposits.

Net income for year ended December 31, 2005 included a recovery of $2.28 million, net of taxes of approximately $1.2 million, on the 2004 fraud loss. The recovery was reduced by expenses of $1.2 million, net of taxes of approximately $671,000, for legal, auditing and other investigation-related services, for an impact from the fraud of $1.1 million, net of taxes of approximately $561,000, on 2005 net income. Net income for December 31, 2004 included a special charge of $6.7 million for losses attributable to the fraudulent loan and deposit scheme discovered by National Penn on January 5, 2005.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECLASSIFICATIONS

Certain categories within the non-interest income section of the consolidated statements of income were classified for the year ended December 31, 2005 to reflect the changes made by the Company to the wealth management division. As a result, amounts related to wealth management income, cash management and electronic banking fees, other service charges and fees, and insurance commission and fees for the years ended December 31, 2004 and 2003 were appropriately reclassified.

In 2005, the Company separately disclosed the operating, investing, and financing portions of cash flows attributable to discontinued operations occurring in 2003, which in prior periods were reported on a combined basis as a single amount in the consolidated statements of cash flows.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In November 2005, the FASB issued FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations in 2005.

In 2004, NPB securitized approximately $41.8 million of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association. NPB recognized no gain or loss on the transaction as it retained all of the resulting securities. NPB sold the servicing on all of the loans securitized. All of the resulting securities were classified as investment securities available for sale. There were no residential mortgage securitizations in 2005.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales or securitizations. At December 31, 2005 and December 31, 2004, cost approximated fair value.

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
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004 and was adopted by the Company on January 1, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations in 2005. The Company will evaluate the assets acquired in the acquisition of Nittany Financial Corp. for applicability to this statement.

PREMISES AND EQUIPMENT

Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized core deposit intangibles, as a result of branch acquisitions. Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized. Core deposit and other intangibles of $16,087,000 and $18,462,000, net of accumulated amortization at December 31, 2005 and 2004, respectively, are being amortized over an average of nine years. Amortization expense for core deposit and other intangibles for the year ended December 31, 2005, 2004 and 2003 was $2,355,000, $1,903,000, and $1,022,000, respectively.

Substantially all outstanding goodwill resulted from the acquisitions of Krombolz Insurance and Preferred Insurance Assoc. in 2005, Pennsurance, and D. E. Love Insurance, all divisions of National Penn Insurance, and Peoples First, Inc. in 2004 and FirstService Bank and Hometowne Heritage Bank in 2003, all divisions of National Penn Bank. The balance of goodwill at December 31, 2005 and 2004 was $187,995,000 and $186,945,000, respectively. The Company expanded its market role in Bucks, Chester and Lancaster Counties, Pennsylvania. However, if such benefits, including new business, are not derived, impairment may be recognized.

The Company is required to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at June 30, 2005.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

OTHER ASSETS

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best and the earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

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

At December 31, 2005, the Company had a stock-based employee and director compensation plan, which is more fully described in Footnote 15. At December 31, 2005, the Company accounts for this plan and for its various predecessor plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts). Not included in these computations are substitute options issued in the course of bank acquisitions that are accounted for at fair value through the application of purchase accounting requirements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

		Year ended December 31,
		2005	2004	2003

Net income, as reported		$59,755	$47,914	$43,354
Less: stock-based compensation costs
determined under fair value based
method for all awards		1,275	1,130	852

Net income, pro forma		$58,480	$46,784	$42,502

Earnings per share of common stock - basic	As reported	$1.38	$1.17	$1.17
	Pro forma	1.35	1.15	1.14

Earnings per share of common stock - diluted	As reported	1.36	1.15	1.14
	Pro forma	1.33	1.12	1.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 3.47%, 3.19%, and 3.03%, expected volatility of 28.58%, 26.08%, and 27.89%; risk-free interest rates of 4.58%, 4.17% and 4.03%; and expected lives of 7.61 years, 6.48 years, and 6.02 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS123R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service or vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models. Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS123R for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS123R at the beginning of their next fiscal year, instead of the next interim period, that began after June 15, 2005. SFAS123R will therefore be effective for the Company beginning the first quarter of 2006. For the transition to SFAS123R, the Company anticipates utilizing the modified retrospective application to periods before the required effective date. Under this method of adoption, the Company will adjust its prior financial statements consistent with the amounts shown using the fair-value based method of accounting included in the pro forma disclosures in this Footnote. The Company also anticipates that it will continue utilizing the Black-Scholes option pricing model for valuing future stock option grants and anticipates annual future impact on the Company to be similar to the amounts disclosed in this Footnote.

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
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Interest	$86,531	$58,518	$50,525
Taxes	17,764	13,795	9,999

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

EARNINGS PER SHARE

Earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year. All per share information in the financial statements has been adjusted retroactively for the effect of stock dividends and splits.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company has entered into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future interest expense. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassified into earnings, when the hedged transaction culminates, are included in interest expense. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in interest expense. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. All of the Company’s interest rate swap contracts matured in December 2004. The Company had no interest rate swap contracts in 2005.

The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. At December 31, 2005, such commitments with a notional amount of approximately $20.0 million were outstanding. The Company’s methodology for valuing these unfunded commitments is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market on December 31, 2005.

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

VARIABLE INTEREST ENTITIES

Management determined that NPB Capital Trust II, III, IV (collectively, the Trusts) qualified as a variable interest entity under FIN 46, as revised. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company de-consolidated the Trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of NPB Capital Trust II’s expected residual returns. The de-consolidation resulted in the investment in the common capital securities of NPB Capital Trust II being included in unconsolidated investments under the equity method as of March 31, 2004 with a corresponding increase in outstanding debt of $2.0 million. In addition, the income received on the Company’s common capital securities investment is included in equity in earnings of unconsolidated subsidiaries. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

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
December 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

	December 31, 2005			December 31, 2004			December 31, 2003
	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount

Unrealized gains (losses)
on investment securities
Unrealized holding gains loss) arising during period	$(25,177)	$8,812	$(16,369)	$1,205	$(143)	$1,062	$3,589	$(1,568)	$2,021
Less reclassification adjustment for gains
(losses) realized in net
income	555	(194)	361	(84)	29	(55)	(369)	129	(240)
Unrealized gains (losses)
on investment securities	(25,732)	9,006	(16,726)	1,289	(172)	1,117	3,958	(1,697)	2,261
Change in fair value of
cash flow hedges	-	-	-	(797)	-	(797)	(1,962)	-	(1,962)
Other comprehensive
income (loss), net	$(25,732)	$9,006	$(16,726)	$492	$(172)	$320	$1,996	$(1,697)	$299

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

2. ACQUISITIONS AND DISPOSITIONS

Acquisition of Nittany Financial Corp.

On January 26, 2006, the Company completed the acquisition of Nittany Financial Corp. (“Nittany”) parent company of Nittany Bank. Under the terms of the merger agreement, 2,270,442 shares of Nittany common stock were each exchanged for 1.994 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,169,083 shares of National Penn common stock and payment of approximately $28.9 million in cash. The total purchase price (cash and stock) was valued at $96.0 million. In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 81,537 shares of National Penn common stock, with an exercise price ranging from $2.86 to $10.39 per share.

The acquisition resulted in the recording of approximately $75 million of goodwill and $5.3 million of other intangible assets. The Company acquired assets, loans and deposits of $323.1 million, $279.4 million, and
$249.7 million, respectively.

State College, Pennsylvania-based Nittany Bank operated four offices in State College and one office in Bellefonte, Pennsylvania, at the time of acquisition. Nittany Bank will initially operate as a wholly owned subsidiary of National Penn.

Nittany also owns two investment subsidiaries; Nittany Asset Management, Inc., which offers retail investment products through the Bank’s five offices; and Vantage Investment Advisors, LLC, which is a registered investment advisory firm providing fee-based investment management services. Vantage manages investments for small business retirement plans as well as provides individual portfolio management for consumers.

Insurance Agency Acquisitions

On January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. These agencies operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. On December 1, 2005, the Company acquired the insurance agency business of Preferred Risk Associates. The four transactions resulted in the issuance of 25,070 shares of the Company's common stock and cash payments totaling $3.96 million. The acquisitions resulted in the recording of approximately $4.6 million of goodwill. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired insurance agencies from the respective dates of these acquisitions.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

2. ACQUISITIONS AND DISPOSITIONS - Continued

Acquisition of HomeTowne Heritage Bank

On December 12, 2003, the Company completed a merger with HomeTowne Heritage Bank (“HomeTowne”). Under the terms of the merger, each outstanding share of common stock of HomeTowne was exchanged for $13.697 in cash resulting in the payment of approximately $37.6 million. In addition, outstanding stock options to purchase 1,230,415 shares of HomeTowne common stock were converted into stock options to purchase 451,126 shares of the Company’s common stock, with an exercise price ranging between $7.74 and $15.49 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include HomeTowne’s results from and after December 12, 2003. The acquisition resulted in the recording of approximately $23.3 million of goodwill and $2.3 million of other intangible assets. The Company acquired assets, loans and deposits of $165.8 million, $157.1 million, and $134.4 million, respectively.

Acquisition of FirstService Bank

On February 25, 2003, the Company completed a merger with FirstService Bank (“FirstService”). Under the terms of the merger, each outstanding share of FirstService common stock was converted into 0.5954 shares of the Company’s common stock plus $3.90, resulting in an issuance of 4,005,550 shares of the Company’s common stock and approximately $16.8 million in cash. In addition, outstanding stock options to purchase FirstService common stock were converted into stock options to purchase 1,004,951 shares of the Company’s common stock, with an exercise price of either $4.28 or $8.56 per share. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include FirstService’s results from and after February 25, 2003. The acquisition resulted in the recording of approximately $59.2 million of goodwill and $8.7 million of other intangibles. The company acquired assets, loans and deposits of $367.9 million, $223.1 million, and $289.4 million, respectively.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

The following represents the per share amounts for continuing and discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003

Net income per share - basic
Continuing operations	$1.38	$1.17	$.93

Discontinued operations	-	-	.24

Net Income per share - basic	$1.38	$1.17	$1.17

Net income per share - diluted
Continuing operations	$1.36	$1.15	$.91

Discontinued operations	-	-	.23

Net income per share - diluted	$1.36	$1.15	$1.14

3.	INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows (in thousands):

	December 31, 2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury and U.S. Government agencies	$178,412	$1,308	$(4,070)	$175,650
State and municipal bonds	232,738	10,712	(161)	243,289
Mortgage-backed securities	468,758	866	(11,158)	458,460
Marketable equity securities and other	56,298	8,432	(1,023)	63,707

Totals - Investments Available for Sale	$936,206	$21,318	$(16,412)	$941,106
Held to Maturity
Mortgage-backed securities	$79,212	$-	$(2,404)	$76,808
State & municipal bonds	71,396	26	(602)	70,820
Totals - Investments Held to Maturity	$150,608	$26	$(3,006)	$147,628

	December 31, 2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury and U.S. Government agencies	$219,285	$2,837	$(1,378)	$220,744
State and municipal bonds	261,906	17,767	(108)	279,565
Mortgage-backed securities	529,033	3,591	(2,403)	530,221
Marketable equity securities and other	57,974	10,981	(649)	68,306

Totals - Investments Available for Sale	$1,068,198	$35,176	$(4,538)	$1,098,836

Held to Maturity
Mortgage-backed securities	$90,967	-	$(346)	$90,621
Totals - Investments Held to Maturity	$90,967	$-	$(346)	$90,621

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

3.	INVESTMENT SECURITIES - Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2005 (in thousands), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Due in one year or less	$17,765	$17,847	$-	$-
Due after one through five years	326,566	320,988	-	-
Due after five through ten years	163,702	161,451	79,212	76,808
Due after ten years	371,875	377,113	71,396	70,820
Marketable equity securities and other	56,298	63,707	-	-
	$936,206	$941,106	$150,608	$147,628

Proceeds from the sales of investment securities during 2005, 2004 and 2003, were $45,748,000, $56,299,000, and $34,663,000, respectively. Gross gains realized on those sales were $1,266,000, $645,000, and $0, in 2005, 2004 and 2003, respectively. Gross losses were $711,000 in 2005, $196,000 in 2004, and $369,000 in 2003. As of December 31, 2005 and 2004, investment securities with a fair value of $1.0 billion and $1.0 billion, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2005 and 2004, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005:

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S.
Government Agencies	39	$36,463	$(728)	$105,223	$(3,342)	$141,686	$(4,070)
State and municipal bonds	119	63,713	(651)	482	(113)	64,195	(763)
Mortgage-backed securities	114	179,149	(3,155)	294,687	(10,407)	473,836	(13,562)
Other bonds	5	491	(10)	1,613	(42)	2,104	(52)
Total debt securities	277	279,816	(4,544)	402,005	(13,904)	681,821	(18,447)
Marketable equity securities	6	4,299	(938)	1,465	(32)	5,764	(971)
Total securities	283	$284,115	$(5,482)	$403,470	$(13,936)	$687,585	$(19,418)

At December 31, 2005, 95% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by the U.S. Treasury and Government agencies, U.S. Government sponsored agencies and agency mortgage-backed securities. The Company believes the price movements in these securities are dependent upon movements in market interest rates, particularly given the negligible inherent credit risk for these securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S.
Government Agencies	44	$126,857	$(1,205)	$10,827	$(173)	$137,684	$(1,378)
State and municipal bonds	4	488	(108)	-	-	488	(108)
Mortgage-backed securities	66	256,666	(1,546)	112,389	(1,203)	369,055	(2,749)
Other bonds	3	1,756	(20)	-	-	1,756	(20)
Total debt securities	117	385,767	(2,879)	123,216	(1,376)	508,983	(4,255)
Marketable equity securities	9	949	(50)	8,220	(579)	9,169	(629)
Total securities	126	$386,716	$(2,929)	$131,436	$(1,955)	$518,152	$(4,884)

The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and is considered to be temporary.

4.	LOANS

Major classifications of loans, including $9.1 million and $9.8 million in unearned income in 2005 and 2004, respectively, are as follows (in thousands) (1):

	December 31,
	2005	2004
Commercial and industrial loans and leases	$708,653	$625,554
Real estate loans
Construction and land development	206,201	201,410
Residential, including $18,583 and $11,801 in loans held for sale	1,078,772	1,025,955
Other (non-farm, non-residential real estate)	995,596	957,677
Loans to individuals	60,586	63,843
	3,049,808	2,874,439
Allowance for loan and lease losses	(56,064)	(57,590)

Total loans, net	$2,993,744	$2,816,849

(1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $11,961,000 and $11,103,000 at December 31, 2005 and 2004, respectively. The gross amount of interest that would have been recorded on these loans would have been approximately $878,000, and $492,000, respectively. Interest on these loans in 2003 would have been approximately $449,000. If interest on these loans had been accrued net of cash payments received, interest income would have increased by approximately $437,000 for 2005 and decreased $343,000 for 2004, as interest collected in these periods was accrued in prior years. Interest income would have decreased $164,000 for 2003 if interest on these loans had been accrued. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $183,000 and $870,000 at December 31, 2005 and 2004, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

4. LOANS - Continued

The balance of impaired loans was $11,961,000 at December 31, 2005. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total of impaired loans with and without a valuation allowance at December 31, 2005 was $3,468,000 and $8,493,000, respectively. The valuation allowance related to impaired loans December 31, 2005 was $1,716,000. The average balance of impaired loans was $12,237,507 during 2005 and the income recognized on impaired loans during 2005 was $405,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The balance of impaired loans was $11,103,000 at December 31, 2004. The allowance for loan loss associated with the $11,103,000 of impaired loans was $86,000 at December 31, 2004. The average impaired loan balance was $11,620,000 during 2004, and the income recognized on impaired loans during 2004 was $731,000.

The balance of impaired loans was $10,707,000 at December 31, 2003. The allowance for loan loss associated with the $10,707,000 of impaired loans was $971,000 at December 31, 2003. The average impaired loan balance was $13,589,000 during 2003 and the income recognized on impaired loans during 2003 was $452,000.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Balance, beginning of year	$57,590	$49,265	$40,578
Provision charged to operations	3,200	4,800	9,371
Loans charged off	(7,245)	(5,617)	(12,344)
Recoveries	2,519	2,978	5,497
Acquisition of FirstService and HomeTowne	-	-	6,163
Acquisition of Peoples First	-	6,164	-

Balance, end of year	$56,064	$57,590	$49,265

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows (in thousands):

	Estimated	Year ended December 31,
	useful lives	2005	2004

Land	Indefinite	$8,358	$6,855
Buildings	5 to 40 years	46,403	46,101
Equipment	3 to 10 years	52,579	50,650
Leasehold improvements	2 to 10 years	6,707	6,482
		114,047	110,088
Accumulated depreciation and amortization		(60,889)	(56,369)

		$53,158	$53,719

Depreciation and amortization expense amounted to $6,862,000, $5,247,000, and $5,249,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $480,975,000 and $246,948,000 in 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows (in thousands):

2006	$790,144
2007	322,647
2008	85,400
2009	37,546
2010	19,342
Thereafter	2,690
$1,257,769

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

7. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below (dollars in thousands):

	At or for the year ended December 31,
	2005	2004	2003

Securities sold under repurchase agreements and
federal funds purchased
Balance at year-end	$419,976	$504,051	$500,038
Average during the year	553,872	501,781	324,492
Maximum month-end balance	736,892	635,067	500,038
Weighted average rate during the year	2.44%	1.24%	1.22%
Rate at December 31	2.63%	1.79%	1.08%

Short-term borrowings
Balance at year-end	$8,795	$10,000	$10,000
Average during the year	4,936	5,077	5,179
Maximum month-end balance	10,000	10,093	10,045
Weighted average rate during the year	2.88%	1.08%	.77%
Rate at December 31	4.00%	1.87%	.59%

The weighted average rates paid in aggregate on these borrowed funds for 2005, 2004, and 2003 were 2.44%, 1.24%, and 1.21%, respectively.

8. LONG-TERM BORROWINGS

FHLB ADVANCES

At December 31, 2005 and 2004, advances from the Federal Home Loan Bank (FHLB) totaling $248.4 million and $229.9 million will mature within one to fourteen years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.09% and 4.26% at December 31, 2005 and 2004, respectively. Unused lines of credit at the FHLB were $594,978,000 and $452,853,000 at December 31, 2005 and 2004, respectively.

Outstanding borrowings mature as follows (in thousands):

2006	$36,586
2007	42,500
2008	32,000
2009	37,411
2010	4,976
Thereafter	94,939
$248,412

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

8. LONG-TERM BORROWINGS - Continued

In December 2005, the Company completed a refinance of approximately $55.7 million of long-term debt with the Federal Home Loan Bank of Pittsburgh with a weighted average rate of 6.09% and a weighted average remaining life of approximately 50 months. The Company paid a prepayment fee of $45,600 before taxes and included the prepayment fee in other expenses. The Company obtained new debt of $56.0 million, which has a weighted average interest rate of 5.36% and a weighted average life of approximately 116 months.
In 2003, the Company paid a prepayment fee of $7.0 million before taxes on a refinance of approximately $77.5 million of long-term debt with the Federal Home Loan Bank of Pittsburgh. This fee is included in other expenses for the year ended December 31, 2003.

SUBORDINATED DEBENTURES

As of December 31, 2005, the Company has established four statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV and NPB Capital Trust V. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

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

As of January 19, 2006, the Company established an additional statutory business trust, NPB Capital Trust VI. The Company owns all the common capital securities of this trust. This trust also issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trust. The $15.464 million of debentures issued to NPB Capital Trust VI on January 19, 2006 mature on March 15, 2036 and bear interest at a floating rate (three month LIBOR plus a margin of 1.38%).

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

9. BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2005, substantially all employees of the Company and its subsidiaries other than National Penn Mortgage Company. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment. The Company’s policy is to fund pension costs allowable for income tax purposes.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets (in thousands):

	December 31,
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$24,555	$20,384
Service cost	2,123	1,572
Interest cost	1,458	1,266
Actual gain	1,842	709
Benefits paid	(612)	(451)
Effect of change in assumptions	1,660	1,075
Benefit obligations at end of year	31,026	24,555

Change in plan assets
Fair value of plan assets at beginning of year	21,223	18,908
Actual return on plan assets	2,061	1,437
Employer contribution	1,813	1,329
Benefits paid	(612)	(451)
Fair value of plan assets at end of year	24,485	21,223

Funded status	(6,541)	(3,332)
Unrecognized net actuarial gain	8,088	5,133
Unrecognized prior service cost	49	44

Prepaid benefit cost (included in other assets)	$1,596	$1,845

The accumulated benefit obligation was $22,914,000 and $17,978,000 at December 31, 2005 and 2004, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

9. BENEFIT PLANS - Continued

Net pension cost included the following components (in thousands):

	Year ended December 31,
	2005	2004	2003

Service cost	$2,123	$1,572	$1,264
Interest cost on projected benefit obligation	1,458	1,266	1,069
Return on plan assets (1)	(1,737)	(1,437)	(2,492)
Net amortization and deferral	218	(28)	1,324

Net periodic benefit cost	$2,063	$1,373	$1,165
(1) Expected return is presented for 2005. Actual return is presented for 2004 and 2003.

Weighted-average assumptions used
to determine benefit obligations at December 31
	2005	2004
Discount rate	5.75%	6.13%
Rate of compensation increase	3.75%	4.00%

Weighted-average assumptions used
to determine net periodic benefit cost
for years ended December 31
	2005	2004
Discount rate	5.75%	6.13%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.75%	4.00%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Plan Assets
	At December 31,
	2005	2004
Asset Category
Equity securities	57%	53%
Debt securities	37%	38%
Other	6%	9%
Total	100%	100%

The plan does not have any assets in the Company’s common stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

9. BENEFIT PLANS - Continued

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2006	$492
2007	618
2008	655
2009	840
2010	910
Years 2011-2015	8,025

Effective April 1, 2006, the Company amended the defined benefit pension plan to substitute a formula capping the maximum annual participating salary at $50,000 and extending plan eligibility to employees of National Penn Mortgage Company and newly-acquired Nittany Financial Corp. and its subsidiaries.

CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan as in effect at December 31, 2005, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year. The Company matches 50% of the first 7% of each employee’s contribution. Matching contributions to the plan were $1.3 million, $1.1 million, and $965,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective April 1, 2006, the Company amended the plan to enable new employees to become eligible to participate on the first day of any month following 30 days employment and added a profit sharing contribution based on corporate earnings per share.

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers. The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participant’s remaining periods of service. The expense recorded in connection with these deferred compensation plans, which are unfunded, was $90,000, $120,000, and $320,000 for the years ended December 31, 2005, 2004 and 2003.

The Company, through its acquisitions of FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers. These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62. The SERPs also provide for survivor and certain other termination benefits. The expense recorded in connection with these SERPs was $640,000, $940,000 and $231,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $17.8 million that are a method of funding benefits under these plans. The Company, through its acquisition of Nittany Financial Corp. on January 26, 2006, has SERPs for certain officers of Nittany Financial Corp. and its subsidiaries. The Company is the beneficiary of certain life insurance policies as a method of funding benefits under these plans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

10.	INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):
	Year ended December 31,
	2005	2004	2003

Income tax expense
Current	$16,122	$14,564	$5,104
Deferred federal (benefit) expense	2,256	(2,569)	(503)
	18,378	11,995	4,601
Additional paid-in capital from benefit
of stock options exercised	1,229	2,856	4,096

Applicable income tax expense	$19,607	$14,851	$8,697

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Computed tax expense at statutory rate	$27,769	$21,968	$15,201
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(7,293)	(6,891)	(6,697)
Tax credits	(682)	(300)	(300)
Amortization of goodwill and intangibles	(149)	(149)	(149)
Other, net	(38)	223	642

Applicable income tax expense	$19,607	$14,851	$8,697

Deferred tax assets and liabilities consist of the following (in thousands):
	2005	2004

Deferred tax assets
Allowance for loan and lease loss	$17,983	$18,924
Deferred compensation	3,891	3,484
Loan sales valuation	-	54
Special charge for fraud loss	1,050	2,339
	22,924	24,801
Deferred tax liabilities
Pension	1,436	1,281
Partnership investments	229	718
Depreciation	2,437	1,505
Investment securities available for sale	1,717	10,723
Rehab credit adjustment	44	44
Loan costs	2,218	1,748
Core deposit intangibles	5,271	5,960
	13,352	21,979

Net deferred tax asset (included in other assets)	$9,572	$2,822

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

10. INCOME TAXES - Continued

As a result of the acquisition of Peoples First, Inc., the Company acquired a net deferred tax liability of $1,202,000 in 2004, which includes $3,252,000 related to the recognition of the core deposit intangible and unrealized holding gains in 2004.

11. SHAREHOLDERS’ EQUITY

On December 21, 2005, the Company’s Board or Directors authorized the repurchase of up to 2 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, stock compensation plans, stock-based benefit plans, and employee stock purchase plan. No timetable was set for these repurchases, but none will be made until completion of the repurchase program approved in September 2003.

On August 25, 2005, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 9, 2005, and which was distributed on September 30, 2005. All weighted average share and per share information has been retroactively restated.

On August 25, 2004, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 10, 2004, and which was distributed on September 30, 2004.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1.56 million shares of the Company’s common stock (as adjusted for the five-for-four stock split on September 30, 2005) to be used to fund the Company’s dividend reinvestment plan, stock compensation plans, stock-based benefit plans, and employee stock purchase plan No timetable was set for these repurchases. As of December 31, 2005, 1,293,618 shares had been repurchased at an average price of $24.35 per share.

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
December 31, 2005 and 2004

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

13. EARNINGS PER SHARE
	Year ended December 31, 2005
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share	$59,755	43,328	$1.38
Net income available to common stockholders
Effect of dilutive securities
Options	-	720	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$59,755	44,048	$1.36

Options to purchase 1,337,535 shares of common stock at $20.63 to $22.80 per share were outstanding during 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to common stockholders	$47,914	40,797	$1.17
Effect of dilutive securities
Options	-	892	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$47,914	41,689	$1.15

Options to purchase 964,516 shares of common stock at $20.70 to $22.80 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

13. EARNINGS PER SHARE - Continued

	Year ended December 31, 2003
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to common stockholders	$43,354	37,208	$1.17
Effect of dilutive securities
Options	-	935	(.03)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$43,354	38,143	$1.14

Options to purchase 510,938 shares of common stock at $20.70 to $21.20 per share were outstanding during 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

14. COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

Year ending December 31,

2006	$3,427
2007	2,929
2008	2,264
2009	2,142
2010	1,750
Thereafter	10,053

$22,565

The total rental expense was approximately $4,246,000, $3,885,000, and $3,462,000 in 2005, 2004 and 2003, respectively.

OTHER

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

15. STOCK-BASED COMPENSATION

The Company maintains a Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (2005 Plan). A total of 5,000,000 shares of common stock have been made available for options, restricted stock or other stock or stock-based awards to be granted to employees or non-employee directors through November 30, 2014. Options granted under the 2005 Plan vest at such times as are determined by the Compensation Committee at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. There were 418,075 outstanding options under the 2005 Plan at December 31, 2005.

Prior to adoption of the 2005 Plan, the Company maintained an Officers’ and Key Employees’ Stock Compensation Plan (Officers’ Plan). A total of 4,219,593 shares of common stock were made available for option or restricted stock grants through April 2005. Options granted under the Officers’ Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of grant. There are 2,690,849 outstanding options under the Officers’ Plan at December 31, 2005. Options granted under the Company’s predecessor stock option plan for officers and key employees are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. Under that prior plan, there are 146,188 outstanding options at December 31, 2005. No further options may be granted under the Officers’ Plan or its predecessor plan.

In addition, prior to adoption of the 2005 Plan, the Company maintained a Non-Employee Directors’ Stock Option Plan (Directors’ Plan). Under the Directors’ Plan, a total of 539,175 shares of common stock were made available for option grants through January 2004. There are 98,725 outstanding options under the Directors’ Plan at December 31, 2005. No further options may be granted under the Directors’ Plan.

As of December 31, 2005, 631,298 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 56,256 substitute options issued in 2004 as a result of the acquisition of Peoples First, Inc.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

15. STOCK-BASED COMPENSATION - Continued

A summary of the status of the Company’s fixed option plans is presented below:

	December 31,
	2005		2004		2003
		Weighted average exercise		Weighted average exercise		Weighted average exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year	3,995,128	$14.29	4,111,860	$12.59	3,284,127	$12.49
Granted	418,575	20.51	640,388	19.06	2,158,055	10.86
Exercised	(406,679)	9.43	(707,597)	8.70	(1,206,961)	9.30
Forfeited	(21,889)	18.39	(49,523)	15.24	(123,361)	11.83

Outstanding, end of year	3,985,135	$15.41	3,995,128	$14.29	4,111,860	$12.59

Options exercisable at year-end	2,654,949		2,627,110		2,723,785

Weighted average fair value of
options granted during the year		$5.29		$6.26		$6.82

The following table summarizes information about nonqualified options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
	Number	average		Number
	outstanding at	remaining	Weighted	outstanding at	Weighted
Range of	December 31,	contractual	average	December 31,	average
exercise prices	2005	life (years)	exercise price	2005	exercise price

$2.29 - 4.56	62,235	2.3	$4.08	62,235	$4.08
4.57 - 6.84	7,297	2.4	5.55	7,297	5.55
6.85 - 9.12	633,497	3.6	8.06	633,497	8.06
9.13 - 11.40	300,250	4.9	11.33	300,250	11.33
11.41 - 13.68	475,222	3.2	13.37	475,222	13.37
13.69 - 15.96	1,110,333	5.7	14.97	860,488	14.97
15.97 - 18.24	26,038	7.0	16.24	26,038	16.24
18.25 - 20.52	26,875	9.4	18.74	-	-
$20.53 - 22.80	1,343,388	8.9	21.38	289,922	21.36
	3,985,135	6.1	$15.41	2,654,949	$13.05

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At December 31, 2005, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a notional amount of approximately $28.7 million. Likewise, the Company had offsetting investor interest rate lock commitments of approximately $28.7 million whereby the investor has agreed to purchase the mortgage at or near the time of funding. There was an additional $18.6 million in investor rate lock commitments for loans held for sale at December 31, 2005. The amount of these commitments at December 31, 2004 was $23.5 million.

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

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004
Financial instruments whose contract amounts represent
credit risk
Commitments to extend credit	$1,024,218	$960,560
Commitments to fund mortgages held for sale	28,660	23,549
Letters of credit	95,987	89,342

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. Management, based upon their periodic analysis, established a SFAS No. 5 reserve which was approximately $456,000 and $656,000 at December 31, 2005 and 2004, respectively. The standby letters of credit expire as follows: $57,242,000 in 2006, $38,672,000 by 2009, and the remaining $73,000 after 2009. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The Company would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2005, varies up to 100%; the average amount collateralized is 77%.

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment  obligations without the exchange of the underlying principal amounts. The Company has used swaps as part of its asset and liability management process with the objective of hedging the relationship between money market deposits that are used to fund prime rate loans. Past experience has shown that as the prime interest rate changes, rates on money market deposits do not change with the same volatility. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Company to recognize a more even interest rate spread on this business segment. At December 31, 2004, the Company’s interest rate swaps matured.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

In 2004 and 2003, the interest rate swaps had the effect of increasing the Company’s net interest income by $914,000, and $1,485,000 respectively, over what would have been realized had the Company not entered into the swap agreements. The Company had no interest rate swap contracts in 2005.

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

Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2005 and 2004, were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Cash and cash equivalents	$122,459	$122,459	$93,894	$93,894
Investment securities available for sale	941,106	941,106	1,098,836	1,098,836
Investment securities held to maturity	150,608	147,628	90,967	90,621

Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

17. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities (in thousands).

	December 31, 2005		December 31, 2004
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Deposits with stated maturities	$1,257,769	$1,254,815	$861,948	$879,671
Repurchase agreements, federal funds
purchased and short-term borrowings	428,771	428,771	514,051	514,051
Long-term borrowings	248,412	288,640	229,926	253,106
Subordinated debt	127,063	149,773	127,063	155,081

Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $2.05 billion for 2005 and $2.28 billion for 2004.

The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors (in thousands).

	December 31, 2005		December 31, 2004
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Net loans	$2,993,744	$3,094,186	$2,816,849	$2,939,416

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

18. REGULATORY MATTERS

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these balances for the year ended December 31, 2005, was approximately $14,750,000.

Dividends are paid by the Company from its assets, which are mainly provided by dividends paid by National Penn Bank. However, certain restrictions exist regarding the ability of National Penn Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2006, National Penn Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $54,498,000 plus additional amounts equal to the net earnings of National Penn Bank for the period January 1, 2006, through the date of declaration less dividends previously paid in 2006.

The Company and National Penn Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, National Penn Bank must meet specific capital guidelines that involve quantitative measures of National Penn Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. National Penn Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2005, that National Penn Bank and the Company meet all capital adequacy requirements to which they are subject.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

18. REGULATORY MATTERS - Continued

As of December 31, 2005, NPB met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NPB must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$406,874	11.81%	$275,629	8.00%	N/A	N/A
National Penn Bank	360,441	10.60%	271,918	8.00%	$339,897	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	360,866	10.47%	137,814	4.00%	N/A	N/A
National Penn Bank	317,786	9.35%	135,959	4.00%	203,938	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	360,866	8.36%	172,677	4.00%	N/A	N/A
National Penn Bank	317,786	7.43%	171,146	4.00%	213,932	5.00%

As of December 31, 2004
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$366,955	11.27%	$260,437	8.00%	N/A	N/A
National Penn Bank	327,239	10.19%	256,995	8.00%	$321,244	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	326,053	10.02%	130,218	4.00%	N/A	N/A
National Penn Bank	286,868	8.93%	128,497	4.00%	192,746	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	326,053	7.86%	165,896	4.00%	N/A	N/A
National Penn Bank	286,868	7.00%	163,949	4.00%	204,936	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004

Assets
Cash	$11	$1,073
Investment in Bank subsidiaries, at equity	521,200	505,866
Investment in other subsidiaries, at equity	52,753	54,049
Other assets	1,954	2,224

	$575,918	$563,212

Liabilities and shareholders’ equity
Subordinated debt	$127,063	$127,063
Other liabilities	3,967	8,024
Shareholders’ equity	444,888	428,125

	$575,918	$563,212

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003

Income
Equity in undistributed net earnings of subsidiaries	$33,092	$25,587	$4,921
Dividends from subsidiary	32,500	27,113	34,149
Interest and other income	228	216	29
	65,820	52,916	39,099

Expense
Interest on subordinated debentures	8,936	7,249	5,119
Interest on long-term borrowings	-	19	121
Other operating expenses	271	311	68
	9,207	7,579	5,308

Income before income tax benefit	56,613	45,337	33,791
Income tax benefit	(3,142)	(2,577)	(942)
Income from continuing operations	59,755	47,914	34,733
Income from discontinued operations	-	-	8,621
Net income	$59,755	$47,914	$$43,354

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$59,755	$47,914	$43,354
Equity in undistributed net earnings of subsidiaries	(33,092)	(25,587)	8,459
Equity in discontinued subsidiary	-	--	(8,621)
(Increase) decrease in other assets	270	(335)	5,005
(Decrease) increase in other liabilities	(4,056)	(7,412)	10,660

Net cash provided by operating activities	22,877	14,580	58,857

Cash flows from investing activities
Cash received for business sold	-	-	34,500
Cash paid to acquire businesses	-	(43,945)	(54,400)
Sale or repayment of investments in subsidiaries	2,327	34,648	-
Additional investment in subsidiaries, at equity	-	(38,453)	(1,998)

Net cash (used in) provided by investing activities	2,327	(47,750)	(21,898)

Cash flows from financing activities
Repayment of long-term debt	-	(3,938)	(5,250)
Proceeds from issuance of subordinated debt	-	61,857	-
Proceeds from issuance of stock	10,104	12,349	4,890
Purchase of treasury stock	(8,397)	(10,852)	(15,339)
Cash dividends	(27,973)	(25,199)	(21,234)

Net cash (used in) provided by financing activities	(26,266)	34,217	(36,933)

Net (decrease) increase in cash and cash equivalents	(1,062)	1,047	26

Cash and cash equivalents at beginning of year	1,073	26	-

Cash and cash equivalents at end of year	$11	$1,073	$26

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

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

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include NPITC, National Penn Life Insurance Company, NP Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

20. SEGMENT INFORMATION - Continued

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community
	Banking	Other	Consolidated
December 31, 2005
Total assets	$4,021,383	$579,226	$4,600,609
Total deposits	3,309,046	-	3,309,046
Net interest income (loss)	153,847	(5,198)	148,649
Total non-interest income	40,782	16,234	57,016
Total non-interest expense	105,663	17,440	123,103
Net income (loss)	64,065	(4,310)	59,755

December 31, 2004
Total assets	$3,912,837	$565,956	$4,478,793
Total deposits	3,143,193	-	3,143,193
Net interest income (loss)	143,275	(4,993)	138,282
Total non-interest income	34,000	12,774	46,774
Total non-interest expense	104,567	12,924	117,491
Net income (loss)	52,076	(4,162)	47,914

December 31, 2003
Total assets	$3,109,969	$402,605	$3,512,574
Total deposits	2,435,296	-	2,435,296
Net interest income (loss)	118,636	(4,087)	114,549
Total non-interest income	30,063	11,222	41,285
Total non-interest expense	92,357	10,676	103,033
Net income (loss) from continuing operations	38,509	(3,776)	34,733
Net income from discontinued operations	1,935	6,686	8,621
Net income (loss)	40,444	2,910	43,354

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2005 and 2004

21. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

(dollars in thousands, except per share data)
	Three months ended
2005	Dec. 31	Sept. 30	June 30	March 31

Interest income	$63,448	$62,308	$59,893	$56,937
Net interest income	36,805	37,473	37,385	36,986
Provision for loan losses	750	750	950	750
Net gains (losses) on sale of investment securities	(235)	181	646	(37)
Income before income taxes	21,080	19,299	19,881	19,102
Net income	16,259	14,807	14,679	14,010
Earnings per share of common stock - basic	0.37	0.34	0.34	0.33
Earnings per share of common stock - diluted	0.37	0.34	0.33	0.32

	Three months ended
2004	Dec. 31	Sept. 30	June 30	March 31

Interest income	$55,243	$53,133	$46,225	$44,174
Net interest income	37,288	37,165	32,404	31,425
Provision for loan losses	612	1,225	1,200	1,763
Net gains (losses) on sale of investment securities	645	100	--	(196)
Income before income taxes	13,507	18,082	16,273	14,903
Net income	10,633	13,733	12,180	11,368
Earnings per share of common stock - basic	0.24	0.32	0.31	0.30
Earnings per share of common stock - diluted	0.24	0.31	0.31	0.29

Net income in fourth quarter 2004 included a special charge of $3.369 million, net of taxes and related adjustments, for losses attributable to the fraud disclosed in Note 1. During the fourth quarter 2005, the Company recorded a recovery of $2.288 million, net of taxes, on this fraud loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. (a Pennsylvania corporation) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Penn Bancshares, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Penn Bancshares Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/Grant Thornton LLP
GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 24, 2006

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2005, National Penn’s internal control over financial reporting is effective based on these criteria.

National Penn’s independent registered public accounting firm has issued an attestation report on management’s assessment of National Penn’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Penn Bancshares, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Penn Bancshares, Inc. (a Pennsylvania corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Penn Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National Penn Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, National Penn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 24, 2006

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of December 31, 2005, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s report on internal control over financial reporting as of December 31, 2005, and the related attestation report of the independent registered public accounting firm, Grant Thornton LLP, are included in this Report in Item 8 after the Notes to Consolidated Financial Statements on pages 98 and 99, and are incorporated by reference into this Item 9A.

There were no changes in National Penn’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. National Penn intends to continue to improve and refine its internal control over financial reporting. This process is ongoing.

Item 9B. OTHER INFORMATION.

  None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report. Information relating to directors of National Penn and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section captioned “Election of Directors” and the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of National Penn’s definitive Proxy Statement to be used in connection with National Penn’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections captioned “Stock Ownership” and “Equity Compensation Plan Table” of the Proxy Statement.

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

2.2
Guaranty Agreement dated February 10, 2003 of Woori Bank in favor of National Penn Bancshares, Inc. and Panasia Bank, N.A. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated February 10, 2003.)

2.3
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

2.4
Form of Letter Agreement between National Penn Bancshares, Inc. and directors of HomeTowne Heritage Bank. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated April 23, 2003, as filed on May 2, 2003.)

2.5
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

2.6
Form of Letter Agreement between Peoples First, Inc. directors, executive officers and five percent shareholders and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated December 17, 2003.)

2.7
Agreement dated September 6, 2005 between National Penn Bancshares, Inc. and Nittany Financial Corporation. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated September 7, 2005, as filed on September 7, 2005.)

2.8
Form of Letter Agreement between Nittany Financial Corporation’s directors, certain executive officers and five percent shareholders and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 7, 2005, as filed on September 7, 2005.)

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed on August 5, 2004.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

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

4.18
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Christiana Bank & Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.19
Form of Amended and Restated Declaration of Trust among National Penn Bancshares, Inc., as sponsor, Christiana Bank & Trust Company, as Delaware Trustee, LaSalle Bank National Association, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators. (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.20
Form of Indenture between National Penn Bancshares, Inc., and LaSalle Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.21
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.22
Form of Loan Agreement between National Penn Investment Company, as Lender, and National Penn Bancshares, Inc., as Borrower. (Incorporated by reference to Exhibit 4.5 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.23
Form of Revolving Credit Note, executed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.6 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

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

10.8
Amendment No. 5 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K, dated March 29, 2005, as filed on April 6, 2005.)

10.9
Amendment No. 6 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K, dated January 27, 2006, as filed on January 27, 2006.)

10.10
National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.11
Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.12
Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn’s Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.13
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

10.15
Amendment No. 5 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.16
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

10.18
Amendment No. 8 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated December 22, 2004, as filed on December 27, 2004.)

10.19
Amendment No. 9 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 29, 2005, as filed on April 6, 2005.)

10.20
Amendment No. 10 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 17, 2005, as filed on May 17, 2005.)

10.21
Amendment No. 11 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 27, 2006, as filed on January 27, 2006.)

10.22
National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 22, 2005, as filed on December 22, 2005.)

10.23	National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals - Plan Year 2006.* (Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 25, 2006, as filed January 27, 2006.)

10.24
National Penn Bancshares, Inc. Amended and Restated Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated July 12, 2002, as filed on July 16, 2002.)

10.25
National Penn Bancshares, Inc. Amended Officers’ and Key Employees’ Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.26
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan*. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, as filed on April 29, 2005).

10.27	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.28
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.29
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.30
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.31
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.32
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.33
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.34
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Plan.” (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.35
National Penn Bancshares, Inc. FirstService Non-Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.36
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Employee Stock Option Plan*. (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11376 on Form S-8, as filed on December 19, 2003.)

10.37
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Non-Employee Directors Stock Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11377 on Form S-8, as filed on December 19, 2003.)

10.38
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 1999 Option Plan* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11375 on Form S-8, as filed on December 19, 2003.)

10.39
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.40
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.41
Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.42
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.43
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 25, 2005.)

10.44
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

10.47
Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.45 to National Penn’s Annual Report on Form 10-K for 2004).

10.48
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

10.50
Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.51
Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.52
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.53
Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.35 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.54
Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.36 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.55
Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.56
Amendatory Agreement dated January 27, 2002, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.57
Executive Agreement dated July 2, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.55 to National Penn’s Annual Report on Form 10-K for 2004.)

10.58
Employment Agreement dated as of September 24, 2002 between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.59
Consulting Agreement dated as of December 17, 2003 among National Penn Bancshares, Inc., National Penn Bank and George C. Mason.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 5, 2004.)

10.60
Employment Agreement dated as of December 17, 2003, among National Penn Bancshares, Inc., National Penn Bank and Hugh J. Garchinsky.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-114384 on Form S-4, as filed on April 9, 2004.)

10.61
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.62	Employment Agreement dated October 18, 2004, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*

10.63
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

10.64
Summary Sheet - Non-Employee Directors - Cash Directors’ Fees - 2006.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

____________________

*	Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 14, 2006	By	/s/ Wayne R. Weidner
Wayne R. Weidner
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title

/s/ Thomas A. Beaver	Director	March 14, 2006
Thomas A. Beaver

/s/ John H. Body	Director	March 14, 2006
John H. Body

/s/ J. Ralph Borneman Jr.	Director	March 14, 2006
J. Ralph Borneman, Jr.

/s/ Robert L. Byers	Director	March 14, 2006
Robert L. Byers

/s/ Fred D. Hafer	Director	March 14, 2006
Fred D. Hafer

/s/ Frederick P. Krott	Director	March 14, 2006
Frederick P. Krott

/s/ Patricia L. Langiotti	Director	March 14, 2006
Patricia L. Langiotti

/s/ Kenneth A. Longacre	Director	March 14, 2006
Kenneth A. Longacre

/s/ George C. Mason	Director	March 14, 2006
George C. Mason

/s/ Glenn E. Moyer	Director and President	March 14, 2006
Glenn E. Moyer

/s/ Robert E. Rigg	Director	March 14, 2006
Robert E. Rigg

/s/ C. Robert Roth	Director	March 14, 2006
C. Robert Roth

/s/ Donald P. Worthington	Director	March 14, 2006
Donald P. Worthington

/s/ Wayne R. Weidner	Director, Chairman	March 14, 2006
Wayne R. Weidner	and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary L. Rhoads	Treasurer and Group Executive	March 14, 2006
Gary L. Rhoads	Vice President (Principal Financial Officer)

/s/ Michelle H. Debkowski	Senior Vice President (Principal	March 14, 2006
Michelle H. Debkowski	Accounting Officer)