Form 10-Q
period 2006-03-31
NATIONAL PENN BANCSHARES INC
filed 2006-05-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to _________________

000-22537-01 (Commission File Number)

NATIONAL PENN BANCSHARES, INC.
(Exact Name of Registrant as Specified in Charter)

Pennsylvania	23-2215075
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Philadelphia and Reading Avenues, Boyertown, PA (Address of Principal Executive Offices)	19512
(Zip Code)

Registrant’s telephone number, including area code: (610) 367-6001

(Former Name or Former Address, if Changed Since Last Report): N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No ___.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer X	Accelerated filer ____	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ____    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Common Stock (no stated par value)	(No.) Shares 46,629,992

1 of 40

2 of 40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
ASSETS

Cash and due from banks	$103,895	$116,522
Interest bearing deposits in banks	7,860	5,937

Total cash and cash equivalents	111,755	122,459

Investment securities held to maturity (fair value approximates $167,845
and $147,628 for 2006 and 2005, respectively)	170,763	150,608
Investment securities available for sale, at fair value	1,003,070	941,106
Loans and leases held for sale	15,798	18,583
Loans and leases, less allowance for loan and lease losses of $59,007
and $56,064 in 2006 and 2005, respectively	3,327,904	2,975,161
Premises and equipment, net	56,090	53,158
Accrued interest receivable	21,793	20,019
Bank owned life insurance	88,507	82,688
Goodwill	261,946	187,995
Other intangibles	21,526	16,087
Unconsolidated investments under the equity method	4,296	3,849
Other assets	28,561	31,676
Total assets	$5,112,009	$4,603,389
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$518,989	$509,921
Interest-bearing	3,097,976	2,799,125
Total deposits	3,616,965	3,309,046

Securities sold under repurchase agreements and federal funds purchased	537,616	419,976
Short-term borrowings	569	8,795
Long-term borrowings	248,067	248,412
Subordinated debt	142,527	127,063
Accrued interest payable and other liabilities	48,025	42,429
Total liabilities	4,593,769	4,155,721

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares,
issued and outstanding 2006 - 46,661,382; 2005 - 43,381,790, net of shares in Treasury: 2006 - 27,128; 2005 - 275,431	438,092	378,078
Retained earnings	79,184	71,846
Accumulated other comprehensive income	1,552	3,189
Treasury stock, at cost	(588)	(5,445)

Total shareholders’ equity	518,240	447,668
Total liabilities and shareholders’ equity	$5,112,009	$4,603,389

The accompanying notes are an integral part of these statements.

3 of 40

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(dollars in thousands, except per share data)
	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans and leases, including fees	$55,866	$44,259
Investment securities
Taxable	9,317	9,221
Tax-exempt	4,046	3,407
Federal funds sold and deposits in banks	127	50

Total interest income	69,356	56,937

INTEREST EXPENSE
Deposits	21,501	11,954
Securities sold under repurchase agreements and federal funds purchased	4,211	3,338
Short-term borrowings	53	19
Long-term borrowings	5,109	4,640

Total interest expense	30,874	19,951

Net interest income	38,482	36,986

Provision for loan and lease losses	680	750

Net interest income after provision for loan and lease losses	37,802	36,236

NON-INTEREST INCOME
Wealth management income	3,222	2,198
Service charges on deposit accounts	4,027	3,791
Cash management and electronic banking fees	2,106	1,836
Other service charges and fees	1,858	1,430
Gain on sale of building	-	922
Insurance commission and fees	1,752	2,059
Mortgage banking income	1,020	1,006
Bank owned life insurance income	820	754
Net gains (losses) on sale of investment securities	377	(37)

Total non-interest income	15,182	13,959

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	21,080	18,941
Net premises and equipment	4,314	4,431
Advertising and marketing expenses	1,484	1,295
Special (recovery) charge for fraud loss, net of expenses	(255)	601
Other operating expenses	6,619	6,296

Total non-interest expenses	33,242	31,564

Income before income taxes	19,742	18,631

Income taxes	4,712	4,927

NET INCOME	$15,030	$13,704

PER SHARE OF COMMON STOCK
Basic earnings	$0.33	$0.32
Diluted earnings	$0.33	$0.31
Dividends paid in cash	$0.165	$0.160

The accompanying notes are an integral part of these statements.

4 of 40

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006				Accumulated
(dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	43,381,790	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	15,030	-	-	15,030	$15,030
Cash dividends declared	-	-	(7,692)	-	-	(7,692)
Shares issued under share-based plans	161,155	414	-	-	1,716	2,130
Compensation expense for share-based plans	-	722	-	-	-	722
Shares issued for acquisition of
Nittany Financial Corp.	3,169,151	58,878	-	-	4,188	63,066
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(1,637)	-	(1,637)	(1,637)
Total comprehensive income	-	-	-	-	-	-	$13,393
Treasury shares purchased	(50,714)	-	-	-	(1,047)	(1,047)
Balance at March 31, 2006	46,661,382	$438,092	$79,184	$1,552	$(588)	$518,240

	March 31, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities
Unrealized holding (loss) arising during period	$(2,141)	$749	$(1,392)
Less: Reclassification adjustment for gains realized in net income	377	(132)	245
Other comprehensive (loss), net	$(2,518)	$881	$(1,637)

THREE MONTHS ENDED MARCH 31, 2005				Accumulated
(dollars in thousands)				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2004	34,510,798	$371,454	$41,339	$19,915	$(2,282)	$430,426
Net income	--	--	13,704	--	--	13,704	$13,704
Cash dividends declared	--	--	(6,900)	--	--	(6,900)
Shares issued under share-based plans	79,438	687	--	--	742	1,429
Compensation expense for share-based plans	--	471	--	--	--	471
Other comprehensive (loss), net of
reclassification adjustment and taxes	--	--	--	(9,512)	--	(9,512)	(9,512)
Total comprehensive income	--	--	--	--	--	--	$4,192
Treasury shares purchased	(33,993)	--	--	--	(824)	(824)
Balance at March 31, 2005	34,556,243	$372,612	$48,143	$10,403	$(2,364)	$428,794

	March 31, 2004
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities
Unrealized holding (loss) arising during period	$(14,671)	$5,135	$(9,536)
Less: Reclassification adjustment for (losses) realized in net income	(37)	13	(24)
Other comprehensive (loss), net	$(14,634)	$5,122	$(9,512)

The accompanying notes are an integral part of these statements.
5 of 40

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in Thousands)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,030	$13,704
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	680	750
Share-based compensation expense	722	471
Depreciation and amortization	2,372	2,167
Deferred income tax expense	(93)	(83)
(Accretion) amortization of premiums and discounts on investment securities, net	(638)	(318)
Investment securities (gains) losses, net	(377)	37
Mortgage loans originated for resale	(55,482)	(49,920)
Sale of mortgage loans originated for resale	56,242	52,070
Gain on sale of mortgage loans originated for resale	(760)	(648)
Gain on sale of bank building	-	(922)
Changes in assets and liabilities
(Increase) in accrued interest receivable	(688)	(194)
Increase in accrued interest payable	2,312	1,331
Decrease (increase) in other assets	2,479	(4,440)
(Decrease) increase in other liabilities	(2,312)	3,663
Net cash provided by operating activities	19,487	17,668

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(3,246)	(795)
Proceeds from maturities of investment securities held to maturity	2,662	1,986
Purchase of investment securities held to maturity	(22,800)	(27,678)
Proceeds from sales of investment securities available for sale	954	8,530
Proceeds from maturities of investment securities available for sale	29,387	24,104
Purchase of investment securities available for sale	(83,129)	(17,448)
Net increase in loans and leases	(75,512)	(56,797)
Purchases of premises and equipment	(465)	(687)
Proceeds from sale of bank building	-	3,600
Net cash used in investing activities	(152.149)	(65,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in interest and non-interest bearing demand deposits and savings accounts	(50,507)	(204,612)
Net increase in certificates of deposits	110,772	30,968
Net increase in securities sold under agreements to repurchase
and federal funds purchased	61,193	228,685
Net (decrease) in short-term borrowings	(8,242)	(2,969)
Proceeds from new long-term borrowings	-	33,500
Repayments of long-term borrowings	(345)	(13,042)
Issuance of subordinated debentures	15,464	-
Excess tax benefits on share-based plans	232	70
Shares issued under share-based plans	2,130	1,594
Purchase of treasury stock	(1,047)	(824)
Cash dividends	(7,692)	(6,900)
Net cash provided by financing activities	121,958	66,470
Net (decrease) increase in cash and cash equivalents	(10,704)	18,953
Cash and cash equivalents at beginning of year	122,459	93,894
Cash and cash equivalents at March 31	$111,755	$112,847

The accompanying notes are an integral part of these statements.

6 of 40

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, after adjustments to deferred income taxes and shareholders’ equity balances made pursuant to the adoption of Statement of Financial Accounting Standard No. 123 (R), Share-Based Payment (FAS123(R)); but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Effective January 1, 2006, the Company adopted FAS123(R), requiring the expensing of its share-based compensation programs for the fair value of the awards granted. The impact of the adoption of FAS123(R) is included in the financial results for the first quarter 2006 and all prior periods have been restated to apply the modified retrospective method. For further information on the Company’s share-based compensation see Footnote 7 of the Unaudited Notes to Consolidated Condensed Financial Statements in this Report.

2. ACQUISITIONS AND DISPOSITIONS

Acquisition of RESOURCES for Retirement, Inc.

On April 10, 2006, the Company completed the acquisition of RESOURCES for Retirement, Inc. RESOURCES for Retirement, Inc., a retirement plan advisory firm, will operate as a division of National Penn Capital Advisors, Inc., a subsidiary of National Penn Bank.  The value of this acquisition is not material to the Company’s financial position or results of operations.

Acquisition of Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”) parent company of Nittany Bank. Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 1.994 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,169,151 shares of National Penn common stock and payment of approximately $28.9 million in cash. The total purchase price (cash and stock) was valued at $96.0 million. In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 81,537 shares of National Penn common stock, with an exercise price ranging from $2.86 to $10.39 per share. Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

The acquisition resulted in the recording of approximately $73.0 million of goodwill and $5.3 million of other identifiable intangible assets. The Company acquired assets, loans and deposits of $323.1 million, $279.4 million, and $249.7 million, respectively. The Company is in the process of finalizing the purchase accounting entries and anticipates that they will be completed by the third quarter 2006.

State College, Pennsylvania-based Nittany Bank currently operates four offices in State College and one office in Bellefonte, Pennsylvania. Nittany Bank operates as a division of National Penn Bank under the “Nittany Bank” name and management team.

National Penn also acquired two investment subsidiaries from Nittany; Nittany Asset Management, Inc., which offers retail investment products through Nittany Bank’s five offices; and Vantage Investment Advisors, LLC, which is a registered investment advisory firm providing fee-based investment management services. Vantage manages investments for small business retirement plans as well as provides individual portfolio management for consumers.

7 of 40

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

3. LOANS

The balance of impaired loans was $9.4 million on March 31, 2006. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total of impaired loans with a specific valuation allowance at March 31, 2006, was $1.8 million. A specific valuation allowance of $1.1 million was allocated to these impaired loans. Impaired loans without a specific valuation allowance was $7.6 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4. SHAREHOLDERS’ EQUITY

On January 25, 2006, the Company’s Board of Directors declared a cash dividend of $0.165 per share paid on February 17, 2006, to shareholders of record on February 5, 2006.

On December 21, 2005, the Company’s Board or Directors authorized the repurchase of up to 2 million shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan. As of March 31, 2006, 1,344,332 shares had been repurchased, under a repurchase program approved on September 24, 2003, at an average price of $20.59 per share. No timetable was set for repurchases under the 2003 or 2005 authorizations, however none will be made under the 2005 program until completion of the 2003 repurchase program.

On August 25, 2005, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 9, 2005, and which was distributed on September 30, 2005. All weighted average share and per share information has been retroactively restated.

8 of 40

5. EARNINGS PER SHARE

Year to Date March 31, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$15,030	44,969	$0.33
Effect of dilutive securities
Options	-	879	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$15,030	45,848	$0.33

Options to purchase 468,425 shares of common stock at $20.91 to $22.80 per share were outstanding for the three months ended March 31, 2006. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Year to Date March 31, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$13,704	43,137	$0.32
Effect of dilutive securities
Options	--	1,017	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$13,704	44,154	$0.31

Options to purchase 948,426 shares of common stock at $20.70 to $22.80 per share were outstanding for the three months ended March 31, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

6. SEGMENT REPORTING
Statement of Financial Accounting Standard No. 131, Segment Reporting (FAS131), establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in FAS131 for its National Penn operating segments to create one reportable segment, “Community Banking.”

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

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing Company, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category.

9 of 40

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community
	Banking	Other	Consolidated

As of and for the Three Months Ended March 31, 2006
Total assets	$4,432,512	$679,497	$5,112,009
Total deposits	3,616,965	-	3,616,965
Net interest income (loss)	40,052	(1,570)	38,482
Total non-interest income	10,076	5,106	15,182
Total non-interest expense	28,845	4,397	33,242
Net income (loss)	15,619	(589)	15,030

As of and for the Three Months Ended March 31, 2005
Total assets	$3,993,988	$563,150	$4,557,138
Total deposits	2,969,549	-	2,969,549
Net interest income (loss)	38,224	(1,238)	36,986
Total non-interest income	9,754	4,205	13,959
Total non-interest expense	27,631	3,933	31,564
Net income (loss)	14,360	(656)	13,704

7. SHARE-BASED COMPENSATION

At March 31, 2006, the Company had certain share-based employee compensation plans, further described below. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method. The impact of the adoption of FAS123(R) is included in the financial results for the three months ended March 31, 2006. As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards. Also, as part of the adoption of FAS123(R), the Company recorded cumulative share-based compensation expense, net of taxes, of $8.4 million for the years 1995-2005, resulting in a reduction to retained earnings as of December 31, 2005. This adjustment, along with the creation of a net deferred tax asset of $2.8 million, resulted in an offsetting increase to capital of $11.2 million as of December 31, 2005. The deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Condensed Statements of Income in this Report. Share-based compensation expense of $469,000, net of a tax benefit of $253,000, or $.01 per share, was recognized for three months ended March 31, 2006.

10 of 40

The impact of the adoption of the retroactive restatement method for share-based compensation on previously reported net income, and basic and diluted earnings per share for the quarters and year ended December 31, 2005, is as follows (dollars in thousands, except per share data):

	Q1 2005	Q2 2005	Q3 2005	Q4 2005	YTD 2005

Reported net income	$14,010	$14,679	$14,807	$16,259	$59,755
Less: FAS123(R) share-based compensation expense	471	458	463	569	1,961
Plus: FAS123(R) income tax benefit	165	160	162	199	686
Restated net income	$13,704	$14,381	$14,506	$15,889	$58,480

Reported EPS - basic	$0.33	$0.34	$0.34	$0.37	$1.38
Less: FAS123(R) share-based compensation expense, net of tax	0.01	0.01	0.00	0.01	0.03
Restated EPS - basic	$0.32	$0.33	$0.34	$0.36	$1.35

Reported EPS - diluted	$0.32	$0.33	$0.34	$0.37	$1.36
Less: FAS123(R) share-based compensation expense, net of tax	0.01	0.00	0.01	0.01	0.03
Restated EPS - diluted	$0.31	$0.33	$0.33	$0.36	$1.33

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow. However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the Consolidated Statements of Cash Flows for the three months ended March 31, 2006 in this Report, the $232,000 tax benefit classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R). In addition, the cash flow presentation for the three months ended March 31, 2005, has been adjusted to conform to the current year presentation.

Fixed Option Compensation Plans (collectively, the “Plans”)

Long-Term Incentive Compensation Plan

The Company maintains a Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”). A total of 5.0 million shares of common stock have been made available for options, restricted stock or other stock or stock-based awards to be granted to employees or non-employee directors through November 30, 2014. The Company believes that such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant; option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. The options have a maximum term of ten years if incentive stock options or ten years and one month if non-qualified stock options. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the 2005 Plan. Except as otherwise provided by the Compensation Committee, options will immediately vest in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more) or in the event of an involuntary termination of employment not for cause.

Officers’ and Key Employees’ Stock Compensation Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained an Officers’ and Key Employees’ Stock Compensation Plan (“Officers’ Plan”). A total of 4,219,593 shares of common stock were made available for options or restricted stock grants through April 2005. Options granted under the Officers’ Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of grant, and expire one year and ten months from the date of issue. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Officers’ Plan. Options will immediately vest in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more). Options granted under the Company’s predecessor stock option plan for officers and key employees are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. These options immediately vest in the event the optionee’s service terminates due to death or retirement (including a voluntary termination of employment at age 60 or more). No further options may be granted under the Officers’ Plan or its predecessor plan.

11 of 40

Non-Employee Directors’ Stock Option Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). Under the Directors’ Plan, a total of 539,175 shares of common stock were made available for option grants through January 2004. The options have a maximum term of ten years and vest two years after the date of grant. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Directors’ Plan. The options immediately vest in the event of the optionee’s service terminates due to death, disability or retirement in accordance with the mandatory retirement provisions of the Company’s bylaws. No further options may be granted under the Directors’ Plan.

Substitute Stock Options

As of March 31, 2006, 666,453 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 81,537 substitute options issued in 2006 as a result of the acquisition of Nittany Financial Corp. All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted. No further options may be granted under any of the predecessor company stock option plans.

Fixed Option Compensation Plans - Aggregate Information

The Company estimates the fair value of each option grant under the Plans on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2006 or March 31, 2005.

Aggregated information regarding the Plans as of March 31, 2006, and changes during the three months then ended is presented below (dollars in thousands, except per share data):

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	3,985,135	$15.41	-	$23,378
Substitute options issued	81,537	3.82	-	1,424
Exercised	(96,881)	9.69	-	1,121
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	3,969,791	$15.32	5.88	$23,679
Exercisable at March 31, 2006	2,653,965	$12.93	4.62	$22,153

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $434,000, respectively.

12 of 40

A summary of the status of the Company’s non-vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2006	1,330,186	$5.04
Granted	-	-
Vested	(14,360)	-
Forfeited	-	-
Non-vested at March 31, 2006	1,315,826	$5.04

As of March 31, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $72,000, and $59,000, respectively.

Cash received from option exercise under all share-based Plans for the three months ended March 31, 2006 and 2005 was $876,000 and $378,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based Plans totaled $392,000 and $152,000, respectively, for the three months ended March 31, 2006 and 2005.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises and has an open share repurchase authorization of up to 2,217,829 shares for option exercises as well as for other corporate purposes. The Company has 149,550 options expiring during the next twelve months ended March 31, 2007, that will likely be exercised and for which the Company may, but is not required to, repurchase shares for use in those exercises.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 815,086 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date. Purchases under the ESPP are made four times annually. Employee contributions to the ESPP are made through payroll deductions. For the three months ended March 31, 2006 and 2005, participants under the ESPP purchased 10,498 shares and 6,899 shares at average prices of $17.99 and $20.20, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the three months ended March 31, 2006 and 2005, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $1.06 and $1.96, respectively.

Director Incentive Awards

Under the aforementioned Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (2005 Plan), on January 25, 2006, the Company granted share-based incentive compensation awards, to each non-employee director of National Penn Bancshares, Inc. and National Penn Bank actively serving on January 25, 2006 (“Director Performance-Based Awards”). These awards consisted of the following:

•
For 2005 corporate performance, either shares of National Penn common stock or restricted stock units (“RSUs”), at the discretion of the non-employee director. A total of 2,600 shares of stock and 6,800 RSUs was issued. All of the RSUs are outstanding at March 31, 2006 and fully vested. RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

•
For 2006 corporate performance, either shares of performance-restricted restricted stock (“PR-RS”) or performance-restricted restricted stock units (“PR-RSUs”), at the discretion of the non-employee director. A total of 3,575 shares of PR-RS and 9,350 PR-RSUs was issued. All of the PR-RS and PR-RSUs are outstanding at March 31, 2006, and are subject to forfeiture to the extent the service requirements or performance goals are not satisfied. Vested PR-RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

13 of 40

The vesting of the 2006 awards is contingent upon meeting certain corporate earnings per share performance goals. The awards may not be transferred during the restricted time period of one year from the date of the award (January 25, 2007) and are subject to forfeiture to the extent that the performance restrictions are not satisfied. Awards are also forfeited if the non-employee director terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement bylaw (in which case the award will be pro-rated).

The fair value of each Director Performance-Based Award was estimated based on the fair market value of the Company’s common stock on the date of grant and the probable performance goals to be achieved, net of any anticipated forfeitures. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The weighted-average grant-date fair value of awards granted during the three months ended March 31, 2006 was $20.67. The total intrinsic value of the awards during the three months ended March 31, 2006 was $399,000. As of March 31, 2006, there was $168,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Director Performance-Based Awards; that cost is expected to be recognized over a period of one-year or less.

8. SUBORDINATED DEBT

As of March 31, 2006, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•	The $65.206 million of debentures issued to NPB Capital Trust II August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

•	The $20.619 million of debentures issued to NPB Capital Trust III February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust IV March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust V April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $15.464 million of debentures issued to NPB Capital Trust VI January 19, 2006 mature on March 15, 2036, and bear interest at a floating rate (three month LIBOR plus a margin of 1.38%).

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

14 of 40

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the three months ended March 31, 2006 and 2005 included the following components:

	March 31, 2006	March 31, 2005
Service cost	$684,384	$530,716
Interest cost	422,948	364,623
Expected return on plan assets	(501,612)	(434,200)
Amortization of prior service cost	(1,189)	(1,189)
Amortization of unrecognized net actual loss	103,855	55,772
Net periodic benefit expense	$708,386	$515,722

We currently expect to contribute approximately $2,439,374 to our pension plan for plan year 2006. No contributions to the plan were required in the three months ended March 31, 2006.

As previously disclosed in a Form 8K filing dated January 25, 2006, the Board of Directors of National Penn Bancshares, Inc., acting upon the recommendation of the Compensation Committee of the Board, approved a restructuring of the retirement benefits package for National Penn employees as part of an overall strategy for National Penn to remain both a financially strong company and a competitive employer. Changes to the plan as a result of this restructuring are effective beginning April 1, 2006. The Company is in the process of assessing the financial impact of these changes.

10. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Servicing of Financial Assets
In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, (FAS156). This Statement amends FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. FAS156 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

11. LITIGATION

First quarter 2006 financial results include $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud discovered by the Company in January 2005, as previously disclosed in its Annual Report on Form 10-K for 2004. Financial results also include pre-tax expenses of $143,000 and $601,000 for legal, auditing and other investigation-related expenses in the investigation of the loan fraud for the first quarter 2006 and 2005, respectively. National Penn anticipates that it will continue to incur legal and other investigation-related expenses in future periods.

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

15 of 40

National Penn continues to pursue all available avenues, including insurance, to recover its remaining losses, and to cooperate with law enforcement authorities in their investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results. Current performance does not guarantee and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end examination.

The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within high growth markets. Specifically, management is focused on increased market penetration in high growth geographic areas, and excellence in both retail and commercial lines of business. The acquisition of Nittany Financial Corp. (Nittany) and its subsidiaries, including Nittany Bank, in first quarter 2006 was a strategic initiative by the Company in furtherance of its focused goals.

At March 31, 2006, the Company had certain share-based employee and director compensation plans (the “Plans”), which provide for the granting of various types of share-based awards as described in detail in Footnote 7 to the Consolidated Condensed Financial Statements in this Report. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). APB 25 did not require the Company to reflect compensation expense in net income as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified retrospective method. FAS123(R) requires that the Company measure and recognize compensation expense for share-based compensation, based on the fair value of the award at the date of grant. As a result of the adoption of FAS123(R), share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Condensed Statements of Income in this Report. Share-based compensation expense of $469,000, net of a tax benefit of $253,000 was recognized for three months ended March 31, 2006; this represented a $.01 per share impact on basic and dilutive earnings per share. Share-based compensation expense of $306,000, net of a tax benefit of $165,000, was recorded for the three months ended March 31, 2005; this represented a $.01 per share impact on basic and dilutive earnings per share. As of March 31, 2006, there was $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options and restricted stock grants under the Plans. That cost is expected to be recognized over a weighted-average period of less than five years. As part of the adoption of FAS123(R), the Company recorded cumulative share-based compensation expense, net of taxes, of $8.4 million for the period January 1, 1995 through December 31, 2005. Prior period data has been retrospectively adjusted to reflect share-based compensation expense for each period. Stock options granted are valued using the Black-Scholes option pricing model. The Company anticipates that the future impact of FAS123(R) will be similar to the amounts disclosed above and in Footnote 7 to the Consolidated Condensed Financial Statements in this Report; refer to this Footnote 7 for further discussion on this topic.

FINANCIAL HIGHLIGHTS

Highlights for the quarters ended March 31, 2006 and 2005, were as follows. Prior period financial information has been retrospectively adjusted to reflect the share-based compensation expense related to the Company’s adoption of FAS123(R), as disclosed above. Per share results for 2005 have been restated for the five-for-four stock split effective as of September 30, 2005.

The Company recorded a 9.7% increase in first quarter 2006 net income compared to first quarter 2005. Diluted earnings per share for the three-month period ended March 31, 2006 of $0.33 increased 6.5% compared to $0.31 for first quarter 2005. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Nittany, which was completed on January 26, 2006.

16 of 40

For the three month period ended March 31, 2006, the annualized return on average shareholders’ equity and annualized return on average assets were 13.0% and 1.24% compared to 12.8% and 1.23% for the comparable period in 2005. The return on average tangible equity was 25.4% as of March 31, 2006 and 24.3% as of March 31, 2005.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity.
Reconciliation Table for Non-GAAP Financial Measure
	March 31, 2006	March 31, 2005
Return on average shareholders' equity (annualized)	13.0%	12.8%
Effect of goodwill and intangibles (annualized)	12.4%	11.5%
Return on average tangible equity (annualized)	25.4%	24.3%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$468,943	$434,312
Average goodwill and intangibles	(229,228)	(205,838)
Average tangible equity	$239,715	$228,474

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of June 30, 2005, the Company has not identified any impairment of its goodwill. No events occurred during the second half of 2005 or the first quarter of 2006 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

17 of 40

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

In addition to the critical accounting policies noted above, as of January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified retrospective method. FAS123(R) requires that the Company measure and recognize compensation expense for share-based compensation, based on the fair value of the award at the date of grant. The fair value of each option grant under the Company’s share-based compensation plans is estimated using the Black-Sholes option pricing model based on various estimates and assumptions, including expected volatility, expected dividends, expected terms, expected forfeitures and the risk-free rates associated with the awards. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

The Company has not substantively changed any aspect of its overall approach in the application of the foregoing policies. Other than as noted above, there have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2006 was $15.0 million, a 9.7% increase over the first quarter 2005. The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy and conditions in the real estate market. The results of first quarter 2006 include Nittany’s results from the date of acquisition, January 26, 2006.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the first quarter of 2006 was $38.5 million, which increased $1.5 million or 4.0% over the $37.0 million for the first quarter of 2005. Interest income for the first quarter of 2006 increased $12.4 million due to a higher level of interest earning assets as compared to the first quarter of 2005. Interest expense for first quarter 2006 increased $10.9 million. The increase in interest expense is attributable to a greater volume of deposits, principally related to the deposits acquired from Nittany.

18 of 40

The following table presents average balances, average rates and interest rate spread information (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread*
	Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$7,430	$127	6.93%	$ 8,691	$49	2.29%
Federal funds sold	---	---	---	111	1	3.65%
Investment securities	1,156,448	15,528	5.45%	1,193,928	14,378	4.88%
Total loans and leases	3,254,237	56,466	7.04%	2,905,920	44,753	6.25%
Total earning assets	$4,418,115	$72,121	6.62%	$4,108,650	$59,181	5.84%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$2,971,182	$21,501	2.93%	$2,530,740	$11,953	1.92%
Short-term borrowings	534,795	4,264	3.23%	642,805	3,357	2.12%
Long-term borrowings	387,003	5,109	5.35%	371,415	4,640	5.07%
Total interest bearing liabilities	$3,892,980	$30,874	3.22%	$3,544,960	$19,950	2.28%

INTEREST RATE MARGIN**		$41,247	3.79%		$39,231	3.87%
Tax equivalent interest		(2,765)	(0.25%)		(2,244)	(0.22%)
Net interest income		$38,482	3.54%		$36,987	3.65%

*	Full taxable equivalent basis, using a 35% effective tax rate.
**	Represents the difference between interest earned and interest paid, divided by total earning assets.
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

	Three Months Ended March 31, 2006 over 2005
	Volume	Rate	Total
Increase (decrease) in: Interest income:
Interest bearing deposits in banks	$(7)	$85	$78
Federal funds sold	(1)	---	(1)
Investment securities	(451)	1,601	1,150
Total loans and leases	5,364	6,349	11,713
Total interest income	$4,905	$8,035	$12,940

Interest expense:
Interest bearing deposits	$2,080	$7,468	$9,548
Short-term borrowings	(564)	1,471	907
Long-term borrowings	195	274	469
Total interest expense	$1,711	$9,213	$10,924

Increase (decrease) in net interest income	$3,194	$(1,178)	$2,016

19 of 40

Net interest income, on a taxable equivalent basis, increased $2.0 million in the first three months of 2006, as compared to the same period in 2005. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.79% during first quarter 2006 compared to 3.87% during the first quarter of 2005. The margin decline was due to continued competitive pressures and general overall margin compression between loan growth and higher-costing funding sources. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

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

The Company acquired $2.9 million in allowance for loan losses from Nittany in January 2006. Based on the quarterly analysis, the Company provided $680,000 to its allowance for loan and lease losses for the first quarter 2006, a decrease of $70,000 compared to the three months ended March 31, 2005. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases. The Company’s net charge-offs of $633,000 for the three months of 2006 decreased by $122,000 compared to the $755,000 in net charge-offs at March 31, 2005.

Non-interest income increased $1.2 million or 8.8% during the first quarter of 2006 compared to the same period in 2005, as a result of wealth management income increasing $1.0 million and various other service charges and fees increasing $934,000. Wealth management income increased primarily due to $827,000 in fee income contributed by Vantage Investment Advisors, which was acquired in the Nittany acquisition in January 2006. While mortgage banking income was up marginally over last year’s first quarter, insurance income was down $307,000 or 14.9%, primarily due to lower contingency revenue. Investment gains contributed $377,000 during the first three months of 2006 as compared to losses of $37,000 in the first quarter of 2005.

Non-interest expenses increased $1.7 million or 5.3% during the first quarter of 2006 compared to first quarter 2005, to $33.2 million. Salaries, wages and benefits increased $2.1 million or 11.3% due to the January 2006 acquisition of Nittany, which added 67 employees. Other operating expenses increased $323,000 or 5.1%, net premises and equipment expense decreased $117,000 or 2.6%, and advertising and marketing expenses increased $189,000 or 14.6%. First quarter 2006 also included a net recovery of $255,000 related to the fraud discovered by National Penn in January 2005 as compared to $601,000 in professional fees and related fraud-investigation expenses for the first quarter of 2005. This fraud was previously disclosed in National Penn’s Form 10-K for the fiscal year ended December 31, 2004. Refer to Footnote 11 of the Consolidated Condensed Financial Statements in this Report for additional information.

Income before income taxes increased $1.1 million or 6.0% in the first quarter of 2006 compared to the same time period in 2005. Income taxes decreased $215,000 or 4.4% for the quarter ended March 31, 2006 due to a higher percentage of tax advantaged assets in relation to taxable assets as compared to the prior year. The Company’s effective tax rate decreased to 23.9% for the first quarter of 2006 compared to 26.4% for first quarter 2005. The decrease in the effective tax rate year to date in 2006 is due to the higher percentage of tax advantaged assets as mentioned above and a $360,000 refund of federal taxes received during the first quarter of 2006.

FINANCIAL CONDITION

At March 31, 2006, total assets were $5.11 billion, an increase of $508.6 million or 11.0% from the $4.60 billion at December 31, 2005. Net loans and leases, including loans held for sale, which totaled $3.34 billion at March 31, 2006, increased $350.0 million, or 11.7% compared to the $2.99 billion in net loans and leases at December 31, 2005. Loans as of March 31, 2006 include $279.4 million of loans acquired from Nittany in January 2006. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first three months of 2006 amounted to $71.0 million.

20 of 40

Total cash and cash equivalents decreased $10.7 million or 8.7% at March 31, 2006 when compared to December 31, 2005. Cash and due from banks decreased $12.6 million, due to a net decrease in federal reserve-related balances. This increase was partially offset by a $1.9 million increase in interest bearing deposits in banks.

For the first three months of 2006, approximately 65.3% of the Company’s gross revenue (total interest income plus total other income or $84.5 million through March 31, 2006) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace, which totaled $55.9 million.

The Company’s total loan portfolio, including loans held for sale, as of March 31, 2006 was $3.40 billion and consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $389.7 million or 11.5% of total loans.

•	Residential mortgage loans for the purchase or financing of an individual’s private residence was $470.4 million or 13.8% of total loans.

•	Commercial loans of $2.54 billion or 74.7% of the total loan portfolio. This includes commercial real estate, commercial construction and commercial and industrial loans.

Loans to individuals consisted primarily of loans with fixed terms and lines of credit secured by liens on the individual’s residence. The principal risk associated with these credits is the overall creditworthiness of the individual borrower. Changes in an individual’s employment or life circumstances can have an effect on the repayment of these assets.

Residential mortgage loans are extended to individuals for the purchase or financing of their residence. These loans are secured by a first lien mortgage on their home. Again, the primary risk in these credits is the financial soundness of the individual borrower.

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of March 31, 2006, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $666.5 million, representing 26.2% of the commercial loan portfolio and 19.6% of the total loan portfolio.

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

21 of 40

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	March 31, 2006	December 31, 2005

Nonaccrual loans	$9,381	$11,961
Loans past due 90 or more days as to interest or principal	106	183
Total nonperforming loans	9,487	12,144
Other real estate owned	-	-
Total nonperforming assets	$9,487	$12,144

Total loans and leases, including loans held for sale	$3,402,709	$3,049,808

Average total loans and leases	$3,254,237	$3,028,408

Allowance for loan and lease losses	$59,007	$56,064
Allowance for loan and lease losses to:
Nonperforming assets	622.0%	461.7%
Total loans and leases	1.73%	1.84%
Average total loans and leases	1.81%	1.85%

	For Three Months Ended March 31,
	2006	2005
Net charge-offs	$633	$ 755

Net charge-offs (annualized) to:
Total loans and leases	0.08%	0.10%
Average total loans and leases	0.08%	0.10%
Allowance for loan and lease losses	4.35%	5.24%

The decrease in non-performing assets is due primarily to a $2.6 million decrease in non-accrual loans, from $12.0 million at December 31, 2005 to $9.4 million at March 31, 2006. The decrease in non-performing loans is substantially due to a $2.8 million decrease in non-accrual commercial loans. Management anticipates that non-performing loans may increase during the remainder of 2006. Management reviews the loan portfolio quarterly to identify nonperforming credits. As of March 31, 2006, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 80.1% of the total non-accrual loans; residential real estate-secured loans account for 17.6% of non-accruals.

Investments increased $82.0 million or 7.5% to $1.17 billion at March 31, 2006 compared to December 31, 2005. The Company acquired approximately $10.0 million in investments from Nittany. Investment purchases during the three months of 2006 were $109.6 million, primarily municipal securities, offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $32.2 million. During the first quarter 2006, the Company sold approximately $251,000 in investment securities available for sale. Gains on the sale of investments during the first quarter of 2006 totaled $377,000.

The total of all other assets on the balance sheet increased $87.2 million to $482.7 million as compared to $395.5 million at December 31, 2005. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. The increase during the quarter was due to an increase in goodwill and other intangibles of $79.4 million, substantially all of which resulted from the acquisition of Nittany.

In 1998 and 1999, the Company invested in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Approximately $5.0 million of BOLI was acquired from Nittany in January 2006. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies were all rated “A+” or better as of November 2004 by A.M. Best. The earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

22 of 40

As the primary source of funds, aggregate deposits of $3.62 billion at March 31, 2006 increased $308.0 million or 9.3% compared to December 31, 2005. The increase in deposits during the three months of 2006 was primarily due to the acquisition of Nittany, whose deposits totaled $250.4 million.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $928.8 million at March 31, 2006, and $804.2 million at December 31, 2005. The increase of $124.5 million in purchased funds and borrowings is comprised primarily of a $109.4 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in long-term borrowings of $15.1 million, offset by a decrease in short-term borrowings of $8.2 million. Securities sold under repurchase agreements, including Federal Home Loan Bank overnight funds, increased $117.6 million, while other short-term borrowings decreased $8.2 million. The increase in long-term borrowings is a result of the issuance of $15.5 million of debentures to NPB Capital Trust VI on January 19, 2006 that mature on March 15, 2036.

Shareholders’ equity increased $70.6 million from December 31, 2005 through March 31, 2006, due primarily to the acquisition of Nittany. Common stock increased $60.0 million primarily as a result of the issuance of 3.2 million common shares for Nittany. Retained earnings increased $7.3 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income decreased $1.6 million due to reduced valuation levels in the available for sale investment securities portfolio as a result of the higher interest rate environment. Treasury stock declined $4.9 million due to shares issued for the acquisition of Nittany and the Company’s share-based compensation plans, offset by purchases during the quarter. Cash dividends paid during the first three months of 2006 increased $792,000 or 11.4% to $7.7 million compared to the cash dividends paid during the first three months of 2005. Earnings retained during the first three months of 2006 were 48.8% compared to 50.7% during the first three months of 2005.

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management has an effective means of monitoring existing and new regulatory developments, including developments under the Sarbanes-Oxley Act of 2002. Increased reporting and documentation requirements have and are expected to continue to result in increased operating costs.

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

23 of 40

The Company’s acquisition on January 26, 2006 of Nittany, did not have an immediate material impact on the Company’s current liquidity position. As a division of National Penn Bank, Nittany Bank has retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2006 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$7,860	$-	$-	$-
Investment securities	58,977	132,184	665,595	317,077
Loans and leases (1)	1,362,755	355,612	1,130,508	494,827
Other assets	-	-	-	586,614
	1,429,592	487,796	1,796,103	1,398,518

Liabilities and equity
Non-interest bearing deposits	5,450	11,366	134,128	368,045
Interest bearing deposits (2)	1,188,202	619,275	471,466	819,033
Borrowed funds	365,502	41,500	109,298	269,952
Subordinated debt	77,321	-	-	65,206
Other liabilities	-	-	-	48,025
Shareholders’ equity	-	-	-	518,240
	1,636,475	672,141	714,892	2,088,501

Interest sensitivity gap	(206,883)	(184,345)	1,081,211	(689,983)

Cumulative interest rate sensitivity gap	$(206,883)	$(391,228)	$689,983	$-
____________________________________________

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first calendar quarter of 2006. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

24 of 40

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

The calculated estimates of change in MVPE at March 31, 2006 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change

+300 Basis Points	$ 610	(9.20) %
+200 Basis Points	604	(10.10) %
+100 Basis Points	634	(5.73) %
Flat Rate	672	0.0%
-100 Basis Points	699	4.07%
-200 Basis Points	724	7.71%
-300 Basis Points	731	8.73%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	March 31, 2006		March 31, 2005
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(6,944)	(10.3) %	$(5,736)	(9.5)%
+200	(4,673)	(6.9) %	(3,744)	(6.2)%
+100	(2,853)	(4.2) %	(1,861)	(3.1)%
-100	(754)	(1.1) %	754	1.3%
-200	(1,647)	(2.4) %	(1,210)	(2.0)%
-300	(6,767)	(10.0) %	(5,896)	(9.8)%

25 of 40

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2006 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non-cancelable operating leases	$30,065	$3,808	$6,432	$5,310	$14,515
Remaining contractual maturities of time deposits	1,419,145	943,660	416,294	55,174	4,017
Loan commitments	1,105,645	627,827	114,076	31,986	331,756
Long-term borrowed funds	248,067	49,000	72,700	36,598	89,769
Guaranteed preferred beneficial interests in Company’s subordinated debentures	142,527	-	-	-	142,527
Letters of credit	105,414	68,993	33,275	3,073	73
Total	$3,050,863	$1,693,288	$642,777	$132,141	$582,657

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at March 31, 2006.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2006	2005	2006	2005	2006	2005

The Company	8.04%	8.42%	9.85%	10.55%	11.19%	11.88%
National Penn Bank	7.42%	7.49%	9.08%	9.42%	10.33%	10.68%
“Well Capitalized” institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2006, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2006, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

26 of 40

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

RELATED PARTY TRANSACTIONS

The Company has no material transactions with related parties as defined in Statement of Financial Accounting Standard No. 57, Related Party Disclosures, or with any other persons who, because of a prior relationship with the Company, i.e. former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the high single-digit percentages during the remainder of 2006.

•	The Company anticipates that the level of net charge-offs will likely be higher during the remainder of 2006 than in the first quarter and more in line with its historical trends.

•
The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. We anticipate continued pressure on both deposit and loan pricing, compressing margins through the remainder of this year. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, to increase our non-interest income, especially from our insurance and wealth management lines of business, and contain our operating expenses wherever possible.

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

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of March 31, 2006, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

27 of 40

There were no material changes in National Penn’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in National Penn’s Annual Report on Form 10-K for 2005, National Penn received in first quarter 2006 approximately $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud previously disclosed by National Penn in its Annual Report on Form 10-K for 2004. National Penn continues to pursue all available avenues, including insurance, to recover its remaining losses, and to cooperate with law enforcement authorities in their investigation.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of March 31, 2006.

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

28 of 40

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

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At March 31, 2006, approximately $54,498,000 was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

29 of 40

National Penn’s subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn’s customer relationships. These competitors may offer greater benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

A Warning About Forward-Looking Information

This Report, including information incorporated by reference in this Report, contains forward-looking statements with respect to the financial condition, results of operations and business of National Penn and its subsidiaries. In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should,'' "project," "plan,'' "seek," "intend,'' or "anticipate'' or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.

National Penn’s businesses and operations, including those acquired on January 26, 2006 in the acquisition of Nittany and its subsidiaries, are and will be subject to a variety of risks, uncertainties and other factors. Consequently, their actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

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

30 of 40

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

•
Legislation or regulatory changes, including without limitation, changes in laws or regulations on competition, industry consolidation, development of competing financial products and services, changes in accounting rules and practices, changes in or additional customer privacy and data protection requirements, and intensified regulatory scrutiny of National Penn and the financial services industry in general, may adversely affect National Penn’s costs and business.

•	Market volatility may continue in the securities markets, with an adverse effect on National Penn’s securities and asset management activities.

•	The market price and liquidity of National Penn’s common stock may be adversely affected by changes in the mix of retail and institutional shareholders.

•	A downward movement in real estate values could adversely affect National Penn’s asset quality and earnings.

31 of 40

•
The restructuring of National Penn’s employee retirement benefits package, effective April 1, 2006, could be ineffective in facilitating National Penn’s goal to remain a financially strong company and competitive employer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended March 31, 2006.

32 of 40

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2006:

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that may yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

January 1, 2006
through
January 31, 2006	1,800	$20.90	1,800	2,266,743

February 1, 2006
through
February 28, 2006	30,848	$21.37	30,848	2,235,895

March 1, 2006
through
March 31, 2006	18,066	$21.21	18,066	2,217,829

1.	Transactions are reported as of settlement dates.

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

8.	The maximum number of shares that may yet be purchased as of March 31, 2006 includes the 2,000,000 shares approved for repurchase under the 2005 stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of National Penn shareholders during the quarter ended March 31, 2006.

33 of 40

Item 5. Other Information.

None.

Item 6. Exhibits.

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

4.3
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

4.5
Form of Loan Agreement between National Penn Investment Company, as Lender, and National Penn Bancshares, Inc., as Borrower. (Incorporated by reference to Exhibit 4.5 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.6
Form of Revolving Credit Note, executed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.6 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

10.1	Summary Sheet - Non-Employee Directors - Cash Directors’ Fees - 2006* (Incorporated by reference to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006).

10.2
Amendment No. 6 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K, dated January 27, 2006, as filed on January 27, 2006.)

10.3
Amendment No. 11 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 27, 2006, as filed on January 27, 2006.)

10.4
Amendment No. 12 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 16, 2006, as filed on March 22, 2006.)

34 of 40

10.5
National Penn Bancshares, Inc. Executive Incentive Plan - Performance Goals - Plan Year 2006.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 27, 2006.)

10.6
Summary Sheet - Non-Employee Directors -Performance-Restricted Restricted Stock or Restricted Stock Units - Performance Goals - 2006.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 27, 2006, as filed on January 27, 2006.)

10.7	National Penn Bancshares, Inc. Directors Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2006, as filed on April 26, 2006.)

10.8	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2006 to National Penn Bancshares, Inc. non-employee directors.*

10.9	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2006 to National Penn Bank non-employee directors.*

10.10	Form of Restricted Stock Agreement for restricted stock grants for 2007 to National Penn Bancshares, Inc. non-employee directors.*

10.11	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2007 to National Penn Bancshares, Inc. non-employee directors.*

10.12	Form of Restricted Stock Agreement for restricted stock grants for 2007 to National Penn Bank non-employee directors.*

10.13	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2007 to National Penn Bank non-employee directors.*

31.1	Certification of Chairman and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

_____________________________
*Denotes a compensatory plan or arrangement.

35 of 40

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: May 8, 2006	By	/s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: May 8, 2006	By	/s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

36 of 40