Form 10-Q
period 2006-06-30
NATIONAL PENN BANCSHARES INC
filed 2006-08-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer X	Accelerated filer ____	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes _ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 4, 2006

Common Stock (no stated par value)	(No.) Shares 46,244,408

1 of 42

2 of 42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
(dollars in thousands)
	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$107,553	$116,522
Interest bearing deposits in banks	12,054	5,937

Total cash and cash equivalents	119,607	122,459

Investment securities held to maturity (fair value approximates $210,813
and $147,628 for 2006 and 2005, respectively)	216,887	150,608
Investment securities available for sale, at fair value	953,784	941,106
Loans and leases held for sale	19,507	18,583
Loans and leases, less allowance for loan and lease losses of $59,049
and $56,064 in 2006 and 2005, respectively	3,426,120	2,975,161
Premises and equipment, net	55,863	53,158
Accrued interest receivable	22,715	20,019
Bank owned life insurance	89,365	82,688
Goodwill	261,490	187,995
Other intangibles	22,413	16,087
Unconsolidated investments under the equity method	4,313	3,849
Other assets	33,356	31,676
Total Assets	$5,225,420	$4,603,389
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$525,909	$509,921
Interest-bearing	3,260,839	2,799,125
Total deposits	3,786,748	3,309,046

Securities sold under repurchase agreements and federal funds purchased	484,296	419,976
Short-term borrowings	9,733	8,795
Long-term borrowings	232,806	248,412
Subordinated debt	142,527	127,063
Accrued interest payable and other liabilities	50,571	42,429
Total liabilities	4,706,681	4,155,721

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares,
issued and outstanding 2006 - 46,717,740; 2005 - 43,381,790, net of shares in Treasury: 2006 - 26,415; 2005 - 275,431	439,457	378,078
Retained earnings	87,566	71,846
Accumulated other comprehensive income (loss)	(7,784)	3,189
Treasury stock, at cost	(500)	(5,445)

Total shareholders’ equity	518,739	447,668
Total liabilities and shareholders’ equity	$5,225,420	$4,603,389

The accompanying notes are an integral part of these statements.
3 of 42

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans and leases, including fees	$61,635	$47,343	$117,501	$91,602
Investment securities
Taxable	9,552	8,945	18,869	18,167
Tax-exempt	4,103	3,567	8,149	6,974
Federal funds sold and deposits in banks	55	38	182	87

Total interest income	75,345	59,893	144,701	116,830

INTEREST EXPENSE
Deposits	26,077	13,353	47,578	25,307
Securities sold under repurchase agreements and
federal funds purchased	5,090	4,283	9,301	7,621
Short-term borrowings	53	31	106	50
Long-term borrowings	5,077	4,841	10,186	9,481

Total interest expense	36,297	22,508	67,171	42,459

Net interest income	39,048	37,385	77,530	74,371

Provision for loan and lease losses	460	950	1,140	1,700

Net interest income after provision for loan and lease losses	38,588	36,435	76,390	72,671

NON-INTEREST INCOME
Wealth management income	3,519	2,341	6,741	4,539
Service charges on deposit accounts	4,334	4,075	8,361	7,866
Cash management and electronic banking fees	2,017	1,836	4,123	3,672
Other service charges and fees	1,815	1,405	3,673	2,830
Gain on sale of building	-	-	-	922
Insurance commission and fees	1,719	1,832	3,471	3,891
Mortgage banking income	1,156	1,284	2,176	2,295
Bank owned life insurance income	858	1,092	1,678	1,846
Net gains on sale of investment securities	444	646	821	609

Total non-interest income	15,862	14,511	31,044	28,470

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	20,210	18,676	41,290	37,617
Net premises and equipment	4,402	4,176	8,716	8,607
Advertising and marketing expenses	830	1,331	2,314	2,626
Special charge for fraud loss, net of expenses	306	600	51	1,201
Other operating expenses	7,040	6,740	13,659	13,036

Total non-interest expenses	32,788	31,523	66,030	63,087

Income before income taxes	21,662	19,423	41,404	38,054

Income taxes	5,578	5,042	10,290	9,969

NET INCOME	$16,084	$14,381	$31,114	$28,085

PER SHARE OF COMMON STOCK
Basic earnings	$0.35	$0.33	$0.68	$0.65
Diluted earnings	$0.34	$0.33	$0.67	$0.64
Dividends paid in cash	$0.165	$0.160	$0.330	$0.320

The accompanying notes are an integral part of these statements.

4 of 42

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006
(dollars in thousands)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	43,381,790	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	31,114	-	-	31,114	$31,114
Cash dividends declared	-	-	(15,394)	-	-	(15,394)
Shares issued under share-based plans	244,284	70	-	-	3,437	3,507
Compensation expense for share-based plans	-	1,276	-	-	-	1,276
Shares issued for acquisition of
Nittany Financial Corp.	3,169,151	58,878	-	-	4,188	63,066
Shares issued for acquisition of
RESOURCES for Retirement, Inc.	54,369	1,155	-	-	-	1,155
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(10,973)	-	(10,973)	(10,973)
Total comprehensive income	-	-	-	-	-	-	$20,141
Treasury shares purchased	(131,854)	-	-	-	(2,680)	(2,680)
Balance at June 30, 2006	46,717,740	$439,457	$87,566	$(7,784)	$(500)	$518,739

	June 30, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities
Unrealized holding (loss) arising during period	$(16,060)	$5,621	$(10,439)
Less: Reclassification adjustment for gains realized in net income	821	(287)	534
Other comprehensive (loss), net	$(16,881)	$5,908	$(10,973)

SIX MONTHS ENDED JUNE 30, 2005
(dollars in thousands)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2004	34,510,798	$371,454	$41,339	$19,915	$(2,282)	$430,426
Net income	-	-	28,085	-	-	28,085	$28,085
Cash dividends declared	-	-	(13,826)	-	-	(13,826)
Shares issued under share-based plans	221,517	163	-	-	3,479	3,642
Compensation expense for share-based plans	-	929	-	-	-	929
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(6,517)	-	(6,517)	(6,517)
Total comprehensive income	-	-	-	-	-	-	$21,568
Treasury shares purchased	(60,643)	-	-	-	(1,603)	(1,603)
Balance at June 30, 2005	34,671,672	$372,546	$55,598	$13,398	$(406)	$441,136

	June 30, 2005
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities	$(9,417)	$3,296	$(6,121)
Unrealized holding (loss) arising during period
Less: Reclassification adjustment for gains realized in net income	609	(132)	245
Other comprehensive (loss), net	$(10,026)	$3,509	$(6,517)

The accompanying notes are an integral part of these statements.

5 of 42

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,114	$28,085
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	1,140	1,700
Share-based compensation expense	1,276	929
Depreciation and amortization	5,011	4,368
Deferred income tax (benefit) expense	(267)	59
Accretion of premiums and discounts on investment securities, net	(1,187)	(699)
Investment securities gains, net	(821)	(609)
Mortgage loans originated for resale	(113,455)	(122,304)
Sale of mortgage loans originated for resale	114,986	120,966
Gain on sale of mortgage loans originated for resale	(1,531)	(1,562)
Gain on sale of bank building	-	(922)
Changes in assets and liabilities
(Increase) in accrued interest receivable	(1,610)	(815)
Increase in accrued interest payable	4,161	1,607
Decrease (increase) in other assets	2,587	(4,158)
(Decrease) increase in other liabilities	(1,710)	1,686
Net cash provided by operating activities	39,694	28,331

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(3,516)	(698)
Proceeds from maturities of investment securities held to maturity	5,389	4,636
Purchase of investment securities held to maturity	(71,629)	(31,120)
Proceeds from sales of investment securities available for sale	32,379	18,397
Proceeds from maturities of investment securities available for sale	59,696	61,103
Purchase of investment securities available for sale	(108,988)	(20,465)
Net increase in loans and leases	(178,762)	(110,702)
Purchases of premises and equipment	(1,512)	(2,656)
Proceeds from sale of bank building	-	3,600
Net cash used in investing activities	(266,943)	(77,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease) in interest and non-interest bearing demand deposits and savings accounts	83,828	(260,051)
Net increase in certificates of deposits	146,220	176,485
Net increase in securities sold under agreements to repurchase
and federal funds purchased	7,873	166,232
Net increase / (decrease) in short-term borrowings	922	(2,006)
Proceeds from new long-term borrowings	-	33,500
Repayments of long-term borrowings	(15,606)	(13,597)
Issuance of subordinated debentures	15,464	-
Excess tax benefits on share-based plans	262	157
Shares issued under share-based plans	3,507	3,967
Purchase of treasury stock	(2,680)	(1,603)
Cash dividends	(15,394)	(13,826)
Net cash provided by financing activities	224,396	89,258
Net (decrease) / increase in cash and cash equivalents	(2,852)	39,684
Cash and cash equivalents at beginning of year	122,459	93,894
Cash and cash equivalents at June 30	$119,607	$133,578

The accompanying notes are an integral part of these statements.

6 of 42

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Actual and per share information for 2005 has been restated for a five-for-four stock split of the Company’s common stock effective September 30, 2005.

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

Effective January 1, 2006, the Company adopted FAS123(R), requiring the expensing of its share-based compensation programs for the fair value of the awards granted. The impact of the adoption of FAS123(R) is included in the financial results for the three and six-months ended June 30, 2006 and all prior periods have been restated to apply the modified retrospective method. For further information on the Company’s share-based compensation see Footnote 7 of the Unaudited Notes to Consolidated Condensed Financial Statements in this Report.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisition of Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”), parent company of Nittany Bank. Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 1.994 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,169,151 shares of National Penn common stock and payment of approximately $28.9 million in cash. The total purchase price (cash and stock) was valued at $96.0 million. In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 81,537 shares of National Penn common stock, with an exercise price ranging from $2.86 to $10.39 per share. Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

The acquisition resulted in the recording of approximately $73.0 million of goodwill and $5.3 million of other identifiable intangible assets. The Company acquired assets, loans and deposits of $323.1 million, $279.4 million, and $249.7 million, respectively. The Company is in the process of finalizing certain balance sheet-related purchase accounting entries and anticipates that they will be completed by the third quarter 2006. Management does not expect these entries to be material in nature.

State College, Pennsylvania-based Nittany Bank currently operates five offices in State College and one office in Bellefonte, Pennsylvania. Nittany Bank operates as a division of National Penn Bank under the “Nittany Bank” name and management team.

National Penn also acquired two investment subsidiaries from Nittany; Nittany Asset Management, Inc., which offers retail investment products through Nittany Bank’s community offices; and Vantage Investment Advisors, LLC, which is a registered investment advisory firm providing fee-based investment management services. Vantage manages investments for small business retirement plans as well as provides individual portfolio management for consumers.

7 of 42

Other Non-Bank Acquisitions

On April 10, 2006, the Company completed the acquisition of RESOURCES for Retirement, Inc. (“RESOURCES”). RESOURCES, a retirement plan advisory firm, operates as a division of National Penn Capital Advisors, Inc., a subsidiary of National Penn Bank.

In addition, on December 1, 2005, January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Preferred Risk Associates, Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. These agencies operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc.

These five transactions resulted in the issuance of 79,439 shares of the Company's common stock and cash payments totaling $4.2 million. The acquisitions resulted in the recording of approximately $6.7 million of goodwill and other intangibles. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired businesses from the respective dates of these acquisitions.

3.	LOANS

The balance of impaired loans was $9.1 million on June 30, 2006. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total balance of impaired loans with a specific valuation allowance at June 30, 2006 was $370,000. The specific valuation allowance allocated to these impaired loans was $370,000. Impaired loans without a specific valuation allowance was $8.7 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4.	SHAREHOLDERS’ EQUITY

On July 26, 2006 the Company’s Board of Directors declared a cash dividend of $0.165 per share to be paid on August 17, 2006, to shareholders of record on August 5, 2006.

On July 12, 2006, the Company entered into an agreement to purchase 500,000 shares of National Penn common stock in a block transaction at a purchase price of $19.90 per share (the closing sale price of National Penn common stock as of July 11, 2006, less ten cents per share) or a total purchase price of $9.95 million. This transaction was completed on July 17, 2006.

On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.165 per share paid on May 17, 2006, to shareholders of record on May 6, 2006.

On January 25, 2006, the Company’s Board of Directors declared a cash dividend of $0.165 per share paid on February 17, 2006, to shareholders of record on February 5, 2006.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,562,500 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan. On December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock to be used to fund these plans. For the six months ended June 30, 2006, a total of 131,854 shares had been repurchased at an average price of $20.39 per share under the 2003 authorization. No timetable was set for repurchases under the 2003 or 2005 authorizations, however, none will be made under the 2005 program until completion of the 2003 repurchase program.

On August 25, 2005, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock, distributable to shareholders of record on September 9, 2005, and which was distributed on September 30, 2005. All weighted average share and per share information has been retroactively restated.

8 of 42

5.	EARNINGS PER SHARE

Three Months Ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,084	46,689	$0.35
Effect of dilutive securities
Options	-	775	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,084	47,464	$0.34

Year to Date June 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$31,114	45,833	$0.68
Effect of dilutive securities
Options	-	813	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$31,114	46,646	$0.67

Restricted shares and options to purchase shares of common stock totaling 1,356,371 at $20.63 to $22.80 per share were outstanding for the three and six months ended June 30, 2006. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended June 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$14,381	43,260	$0.33
Effect of dilutive securities
Options	-	710	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,381	43,970	$0.33

Year to Date June 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$28,085	43,199	$0.65
Effect of dilutive securities
Options	-	776	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$28,085	43,975	$0.64

Options to purchase 964,516 shares of common stock at $20.70 to $22.80 per share were outstanding for the three and six months ended June 30, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

9 of 42

6. SEGMENT REPORTING

Statement of Financial Accounting Standard No. 131, Segment Reporting (FAS131), establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the Chairman and Chief Executive Officer. The Company has applied the aggregation criteria set forth in FAS131 for its operating segments to create one reportable segment, “Community Banking.”

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

The Company has also identified several other operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing Company, National Penn Capital Advisors, Inc., Vantage Investment Advisers, LLC, National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community
	Banking	Other	Consolidated

As of and for the Six Months Ended June 30, 2006
Total assets	$4,545,370	$680,050	$5,225,420
Total deposits	3,786,748	-	3,786,748
Net interest income (loss)	80,730	(3,200)	77,530
Total non-interest income	20,373	10,671	31,044
Total non-interest expense	56,353	9,677	66,030
Net income (loss)	32,605	(1,491)	31,114

As of and for the Six Months Ended June 30, 2005
Total assets	$4,020,630	$575,571	$4,596,201
Total deposits	3,059,627	--	3,059,627
Net interest income (loss)	76,889	(2,518)	74,371
Total non-interest income	20,291	8,179	28,470
Total non-interest expense	55,441	7,646	63,087
Net income (loss)	29,421	(1,336)	28,085

10 of 42

7.	SHARE-BASED COMPENSATION

At June 30, 2006, the Company had certain share-based employee compensation plans, further described below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method. The impact of the adoption of FAS123(R) is included in the financial results for the three and six months ended June 30, 2006. As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards. Also, as part of the adoption of FAS123(R), the Company recorded cumulative adjustments for the years 1995-2005 resulting in a reduction to retained earnings of $8.4 million, the creation of a net deferred tax asset of $2.8 million, and an increase to capital of $11.2 million as of December 31, 2005. The impact of the adoption of the retroactive restatement method for share-based compensation on previously reported net income, and basic and diluted earnings per share for the quarters and year-ended December 31, 2005 was fully disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Current share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Condensed Statements of Income in this Report. Share-based compensation expense of $554,000 and $458,000 was recognized for the three months ended June 30, 2006 and 2005, respectively.

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow. However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 in this Report, the $262,000 tax benefit classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R). In addition, the cash flow presentation for the six months ended June 30, 2005, has been adjusted to conform to the current year presentation.

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

11 of 42

Non-Employee Directors’ Stock Option Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). Under the Directors’ Plan, a total of 539,175 shares of common stock were made available for option grants through January 2004. The options have a maximum term of ten years and vest two years after the date of grant. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Directors’ Plan. The options immediately vest in the event the optionee’s service terminates due to death, disability or retirement in accordance with the mandatory retirement provisions of the Company’s bylaws. No further options may be granted under the Directors’ Plan.

Substitute Stock Options

As of June 30, 2006, 656,038 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 78,792 out of a total of 81,537 substitute options issued in 2006 as a result of the acquisition of Nittany Financial Corp. All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted. No further options may be granted under any of the predecessor company stock option plans.

Fixed Option Compensation Plans - Aggregate Information

The Company estimates the fair value of each option grant under the Plans on the date of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2006.

Aggregated information regarding the Plans as of June 30, 2006, and changes during the six months then ended is presented below (dollars in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,985,135	$15.41	-	$19,760
Substitute options issued	81,537	3.82	-	1,308
Exercised	(109,844)	9.55	-	1,262
Forfeited or expired	(3,906)	21.21	-	-
Outstanding at June 30, 2006	3,952,922	$15.33	5.63	$19,936
Exercisable at June 30, 2006	2,643,034	$12.96	4.38	$18,688

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended June 30, 2006 and 2005 was $141,000 and $1.1 million, respectively.

A summary of the status of the Company’s non-vested shares under the Plans as of June 30, 2006, and changes during the six months then ended June 30, 2006, is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	1,330,186	$5.04
Granted	-	-
Vested	(16,860)	-
Forfeited	(3,438)	-
Non-vested at June 30, 2006	1,309,888	$5.04

12 of 42

As of June 30, 2006, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $72,000, and $59,000, respectively.

Cash received from option exercise under the Plans for the three months ended June 30, 2006 and 2005 was $101,000 and $1.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise under the Plans totaled $49,000 and $389,000, respectively, for the three months ended June 30, 2006 and 2005.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises and has an open share repurchase authorization of up to 2,136,689 shares for option exercises as well as for other corporate purposes. The Company has 133,399 options expiring during the next twelve months ended June 30, 2007, that will likely be exercised and for which the Company may, but is not required to, repurchase shares for use in those exercises.

Director Incentive Awards

Under the aforementioned Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (2005 Plan), on January 25, 2006, the Company granted share-based incentive compensation awards to each non-employee director of National Penn Bancshares, Inc. and National Penn Bank actively serving on January 25, 2006 (“Director Performance-Based Awards”). These awards consisted of the following:

•	For 2005 corporate performance, either shares of National Penn common stock or restricted stock units (“RSUs”), at the discretion of the non-employee director. A total of 2,600 shares of stock and 6,800 RSUs was issued. All of the RSUs are outstanding at June 30, 2006 and fully vested. RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

•
For 2006 corporate performance, either shares of performance-restricted restricted stock (“PR-RS”) or performance-restricted restricted stock units (“PR-RSUs”), at the discretion of the non-employee director. A total of 3,575 shares of PR-RS and 9,350 PR-RSUs was issued. All of the PR-RS and PR-RSUs are outstanding at June 30, 2006, and are subject to forfeiture to the extent the service requirements or performance goals are not satisfied. Vested PR-RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

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

The weighted-average grant-date fair value of awards granted during the six months ended June 30, 2006 was $20.67. The total intrinsic value of the awards during the six months ended June 30, 2006 was $399,000. As of June 30, 2006, there was $117,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Director Performance-Based Awards; that cost is expected to be recognized over a period of one-year or less.

13 of 42

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 815,086 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date. Purchases under the ESPP are made four times annually. Employee contributions to the ESPP are made through payroll deductions. For the six months ended June 30, 2006 and 2005, participants under the ESPP purchased 19,147 shares and 17,379 shares at weighted-average prices of $17.84 and $17.66, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2006 and 2005, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $2.62 and $2.18, respectively.

8.	SUBORDINATED DEBT

As of June 30, 2006, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

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

Based on current interpretations of the banking regulators, all the foregoing junior subordinated debentures qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. In each case, the debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years. In each case, the Company's obligations under the junior subordinated debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the trusts under the preferred securities.

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s capital ratios.

14 of 42

9.	EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the six months ended June 30, 2006 and 2005 included the following components:

	June 30, 2006	June 30, 2005
Service cost	$1,037,589	$1,061,433
Interest cost	795,330	729,247
Expected return on plan assets	(1,054,082)	(868,401)
Amortization of prior service cost	(130,148)	(2,378)
Amortization of unrecognized net actual loss	184,321	111,544
Net periodic benefit expense	$833,010	$1,031,445

The Company currently expects to contribute approximately $2,507,317 to the pension plan in 2006 for plan year 2005. No contributions to the plan were required in the six months ended June 30, 2006.

As of April 1, 2006, changes made as a result of a restructuring of the retirement benefits package for National Penn employees took effect. On January 25, 2006, the Board of Directors of National Penn Bancshares, Inc., acting upon the recommendation of the Compensation Committee of the Board, approved a restructuring of the retirement benefits package (the defined contribution Capital Accumulation Plan [a 401(k) plan] and the defined benefit Pension Plan) for National Penn employees, as part of an overall strategy for the Company to remain both financially strong and a competitive employer.

Under the Capital Accumulation Plan, as amended:

•	Persons will become eligible for participation on the first day of the month following 30 days of employment.

•	For newly-eligible employees, enrollment at 1% of base compensation will be automatic, subject to an “opt-out” procedure.

•
A discretionary profit sharing account is added to the Plan, which will initially utilize the same earnings per share targets as National Penn’s annual Executive Incentive Plan and Management Incentive Plan. The vesting schedule for the profit sharing contribution will be 5-year “cliff” vesting, as in National Penn’s defined benefit Pension Plan.

•
In implementing the new profit sharing account feature of the Plan, National Penn management intends to provide, in the first three years, that each participant will receive a minimum contribution of 1% of his or her base compensation (up to a maximum compensation amount of $100,000).

•
Otherwise, the existing features of the Capital Accumulation Plan will continue without change, including the employer “match” of 50% of the first 7% of an employee’s compensation contributed to the Plan.

Under the Pension Plan, as amended:

•	Effective April 1, 2006, pension benefits will be based on a 2-part benefit calculation:

▪	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and

▪	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

•	Employees of National Penn Mortgage Company and Nittany will be eligible for participation effective April 1, 2006.

Otherwise, the existing features of the Pension Plan will continue without change. This restructuring is not expected to have a material impact on the Company’s financial position or results of operations.

15 of 42

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

Accounting for Uncertain Income Tax Positions

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what the impact of this interpretation will be on the Company’s financial position or results of operations.

11.	LITIGATION

Financial results for the second quarter 2006 and 2005 include pre-tax expenses of $306,000 and $600,000, respectively, for legal, auditing and other investigation-related expenses related to the loan fraud discovered by the Company in January 2005, as previously disclosed in its Annual Report on Form 10-K for 2004. Year-to-date, these pre-tax expenses totaled $449,000 and $1.2 million for 2006 and 2005, respectively. Year-to-date June 30, 2006 financial results also include the receipt of $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud. The Company anticipates that it will continue to incur legal expenses related to effecting a recovery of the fraud loss.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, after an exhaustive investigation lasting over three and one-half months, on April 18, 2005 National Penn filed a complaint against the former loan officer and others, including certain customers and two additional former employees. The complaint seeks to recover all losses, costs and expenses arising out of the transactions examined during the investigation. (National Penn Bank v. Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789) (the “Mawhinney Litigation”).

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

The Company continues to pursue all available avenues, including insurance, to recover its remaining losses, and to cooperate with law enforcement authorities in their investigation. Based on discussions with the insurance carrier in early August 2006, National Penn anticipates a final resolution of the insurance claim in the near future.

16 of 42

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

The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets. Specifically, management is focused on increased market penetration in growing geographic areas, and excellence in both retail and commercial lines of business. The acquisition of Nittany Financial Corp. (Nittany) and its subsidiaries, including Nittany Bank, in first quarter 2006 was a strategic initiative by the Company in furtherance of its focused goals.

FINANCIAL HIGHLIGHTS

Highlights for the quarters and year-to-dates ended June 30, 2006 and 2005, were as follows:

The Company recorded an 11.8% increase in second quarter 2006 net income compared to second quarter 2005 and a 10.8% increase in net income for the first six months of 2006 compared to the first six months of 2005. Diluted earnings per share for the three and six-month periods ended June 30, 2006 of $0.34 and $0.67 increased 3.0% and 4.7%, respectively compared to the same periods in 2005. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Nittany.

For the six month period ended June 30, 2006, the annualized return on average shareholders’ equity and annualized return on average assets were 12.76% and 1.24% compared to 13.06% and 1.25% for the comparable period in 2005. The decline in return on average shareholders’ equity is also due primarily to the higher levels of average equity outstanding resulting from the acquisition of Nittany. The annualized return on average tangible equity was 26.71% as of June 30, 2006 and 24.83% as of June 30, 2005.

Return on average tangible equity is supplemental financial information determined by a method other than in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”). Management uses this non-GAAP measure in its analysis of the Company’s performance. Annualized net income return on average tangible equity excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders' equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing the company’s tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

17 of 42

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (annualized):
Reconciliation Table for Non-GAAP Financial Measure
	As of June 30,
	2006	2005
Return on average shareholders' equity	12.8%	13.1%
Effect of goodwill and intangibles	13.9%	11.7%
Return on average tangible equity	26.7%	24.8%

Average tangible equity excludes acquisition related average goodwill and intangibles (in millions):
Average shareholders' equity	$491.6	$433.6
Average goodwill and intangibles	(256.8)	(205.6)
Average tangible equity	$234.8	$228.0

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30th each year, and again if any material events occur that may affect goodwill. Through its annual analysis as of June 30, 2006, the Company has not identified any impairment of its goodwill. No events occurred since this most recent annual analysis necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

18 of 42

In addition to the critical accounting policies noted above, as of January 1, 2006, the Company adopted the fair value recognition provisions of FAS123(R), using the modified retrospective method. FAS123(R) requires that the Company measure and recognize compensation expense for share-based compensation, based on the fair value of the award at the date of grant. The fair value of each option grant under the Company’s share-based compensation plans is estimated using the Black-Sholes option pricing model based on various estimates and assumptions, including expected volatility, expected dividends, expected terms, expected forfeitures and the risk-free rates associated with the awards. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

The Company has not substantively changed any aspect of its overall approach in the application of the foregoing policies. Other than as noted above, there have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2006 was $16.1 million, an 11.8% increase over the second quarter 2005. Net income for the six months ended June 30, 2006 was $31.1 million, 10.8% more than for the first six months of 2005. The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the second quarter of 2006 was $39.0 million, which increased $1.7 million or 4.4% over the $37.4 million for the second quarter of 2005. Interest income for the second quarter of 2006 increased $15.5 million. Interest expense for second quarter 2006 increased $13.8 million. Net interest income for the first six months of 2006 was $77.5 million, which increased $3.2 million or 4.3% over the $74.4 million for the first six months of 2005. Interest income in 2006 increased $27.9 million as compared to the six months ended June 30, 2005. Interest expense in the first six months of 2006 increased $24.7 million over interest expense for the first six months of 2005. The increase in interest income in 2006 is primarily due to a higher level of interest earning assets as compared to the 2005 comparable periods. For both the first three and six month periods of 2006, the increase in interest expense is attributable to a greater volume of deposits, principally related to the deposits acquired from Nittany, the general rise in interest rates due to increases by the Federal Reserve, and a more aggressive pricing strategy to acquire new market share.

19 of 42

 The following table presents average balances, average rates and interest rate spread information (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread*

	Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$9,731	$177	3.67%	$8,235	$86	2.11%
Federal funds sold	182	5	5.54%	83	1	2.43%
Investment securities	1,164,090	31,401	5.44%	1,182,181	28,722	4.90%
Total loans and leases	3,365,159	118,728	7.11%	2,935,719	92,601	6.36%
Total earning assets	$4,539,162	$150,311	6.68%	$4,126,218	$121,410	5.93%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,084,407	$47,578	3.11%	$2,518,114	$25,307	2.03%
Short-term borrowings	527,523	9,407	3.60%	661,677	7,671	2.34%
Long-term borrowings	382,791	10,186	5.37%	374,346	9,481	5.11%
Total interest bearing liabilities	$3,994,721	$67,171	3.39%	$3,554,137	$42,459	2.41%

INTEREST RATE MARGIN**		$83,140	3.69%		$78,951	3.86%
Tax equivalent interest		(5,610)	(.25)%		(4,580)	(0.22)%
Net interest income		$77,530	3.44%		$74,371	3.63%

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

The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands):

	Six Months Ended June 30, 2006 over 2005
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest bearing deposits in banks	$16	$75	$91
Federal funds sold	1	3	4
Investment securities	(440)	3,119	2,679
Total loans and leases	13,546	12,581	26,127
Total interest income	$13,123	$15,778	$28,901
Interest expense:
Interest bearing deposits	$5,691	$16,581	$22,272
Short-term borrowings	(1,555)	3,290	1,735
Long-term borrowings	214	491	705
Total interest expense	$4,350	$20,362	$24,712
Increase (decrease) in net interest income	$8,773	$(4,584)	$4,189

20 of 42

Net interest income, on a taxable equivalent basis, increased $4.2 million in the first six months of 2006, as compared to the same period in 2005. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.69% during the first six months of 2006 compared to 3.86% during the first six months of 2005. The margin declines are due to continued competitive pressures, the continuing effects of the flat yield curve and general overall margin compression between loan growth and higher-costing funding sources. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

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

The Company acquired $2.9 million in allowance for loan losses from Nittany in January 2006. Based on the quarterly analysis, the Company provided $460,000 to its allowance for loan and lease losses for the second quarter 2006, a decrease of $490,000 compared to the three months ended June 30, 2005 For the six months ended June 30, 2006, the Company provided $1.1 million to its allowance for loan and lease losses, a $560,000 decrease compared to the first six months of 2005. The Company’s net charge-offs of $1.1 million for the first six months of 2006 decreased by $2.2 million compared to the $3.3 million in net charge-offs at June 30, 2005. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases.

Non-interest income increased $1.4 million or 9.3% during the second quarter of 2006 compared to the same period in 2005, as a result of wealth management income increasing $1.2 million and total other service charges and fees increasing $850,000. For the first six months of 2006, non-interest income increased $2.6 million or 9.0% compared to the same period in 2005, also substantially as a result of wealth management income increasing $2.2 million and total other service charges and fees increasing $1.8 million. The growth in the wealth business segment’s income was due primarily to the contributions of Vantage Investment Advisors, which joined National Penn as part of the Nittany acquisition. Fee income from Vantage Investment Advisors totaled $1.6 million in 2006. The increase in total other service charges and fees was largely due to the increase in deposits acquired from Nittany and the collection of fees from a growing deposit base. As a result of continued cooling in the residential housing market, mortgage banking income year to date 2006 was down 5.1% over the prior year’s income. Insurance agency income was also down 10.8% from the prior year’s first six months as a result of reduced contingency revenue (commissions received from insurance companies based on the profitability of the business placed with them by the agency) in 2006.

Non-interest expenses increased modestly $1.3 million or 4.0% during the second quarter of 2006 compared to second quarter 2005, to $32.8 million. Salaries, wages and benefits increased $1.5 million or 8.2% primarily due to Nittany, which added 67 employees. For the first six months of 2006, as compared to the same period in 2005, non-interest expenses increased $2.9 million or 4.7% to $66.0 million, due to salaries, wages and benefits which increased $3.7 million or 9.8% to $41.3 million as of June 30, 2006. The increase of $226,000 for second quarter 2006 and $109,000 year to date 2006 in net premises and equipment expense is largely due to the acquisition of Nittany’s five locations. The increases in compensation and premises expenses were offset by advertising expenses, which declined by $501,000 for the second quarter of 2006, and $312,000 for the first six months of 2006 compared to the same periods in 2005, due to a reduction in mass-market advertising. Expenses related to the loan fraud investigation previously disclosed by the Company in its Annual Report on Form 10-K for 2004 declined for the quarter and year-to-date June 30, 2006 compared to the same periods in 2005. In addition, total non-interest expense, excluding the non-recurring fraud investigation expenses, declined during the second quarter 2006 when compared to both the first quarter 2006 and fourth quarter 2005.

21 of 42

Income before income taxes increased $2.2 million or 11.5% in the second quarter of 2006 compared to the same time period in 2005. Income taxes increased $536,000 or 10.6% for the quarter ended June 30, 2006 due to the 11.5% increase in pre-tax income. The Company’s effective tax rate decreased to 25.8% for the second quarter of 2006 compared to 26.0% for second quarter 2005. For the six months of 2006, income before income taxes increased $3.4 million or 8.8% compared to the same time period in 2005. As a result of this increase in pre-tax income, income taxes increased $321,000 or 3.2% during this period. The Company’s effective tax rate decreased to 24.9% for the first six months of 2006, compared to 26.2% for the first six months of 2005. The decrease in the Company’s effective tax rate is primarily due to a $360,000 refund of federal taxes received during the first quarter of 2006.

FINANCIAL CONDITION

At June 30, 2006, total assets were $5.23 billion, an increase of $622.0 million or 13.5% from the $4.60 billion at December 31, 2005. Net loans and leases, including loans held for sale, which totaled $3.45 billion at June 30, 2006, increased $451.9 million, or 15.1% compared to the $2.99 billion in net loans and leases at December 31, 2005. Loans as of June 30, 2006 include $279.4 million of loans acquired from Nittany. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first six months of 2006 amounted to $164.1 million.

Total cash and cash equivalents decreased $2.9 million or 2.3% at June 30, 2006 when compared to December 31, 2005. Cash and due from banks decreased $9.0 million, due to a decrease in federal reserve-related balances. This decrease was partially offset by a $6.1 million increase in interest bearing deposits in banks.

For the first six months of 2006, $117.5 million or 66.9% of the Company’s gross revenue (total interest income plus total other income) of $175.7 million through June 30, 2006 was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.

The Company’s gross loan portfolio, including loans held for sale, as of June 30, 2006 was $3.50 billion and consisted of three broad categories of loans:

•	Consumer loans to individuals to finance the purchase of personal assets or activities were $432.8 million or 12.3% of total loans.

•	Residential mortgage loans for the purchase or financing of an individual’s private residence were $510.4 million or 14.6% of total loans.

•	Commercial loans were $2.56 billion or 73.1% of total loans. This includes commercial real estate, commercial construction and commercial and industrial loans.

Consumer loans to individuals consisted primarily of loans with fixed terms and lines of credit secured by liens on the individual’s residence. The principal risk associated with these credits is the overall creditworthiness of the individual borrower. Changes in an individual’s employment or life circumstances can have an effect on the repayment of these assets.

Residential mortgage loans are extended to individuals for the purchase or financing of their residence. These loans are secured by a first lien mortgage on their home. Again, the primary risk in these credits is the financial soundness of the individual borrower.

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of June 30, 2006, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $741.8 million, representing 29.0% of the commercial loan portfolio and 21.2% of the total loan portfolio.

22 of 42

There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include but are not limited to: the owner’s business expertise; changes in local, national, and in some cases international economies; competition; governmental regulation; and the general financial stability of the borrowing entity.

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

All of the aforementioned loan types can be made on a floating or fixed rate basis, either of which can pose interest rate risk to the Company as financial markets change. Interest rate risk is discussed in further detail in the Liquidity and Interest Rate Sensitivity section of this Report.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):
	June 30, 2006	December 31, 2005

Nonaccrual loans	$9,110	$11,961
Loans past due 90 or more days as to interest or principal	17	183
Total non-performing loans	9,127	12,144
Other real estate owned	242	-
Total non-performing assets	$9,369	$12,144

Total loans and leases, including loans held for sale	$3,504,676	$3,049,808

Average total loans and leases	$3,365,159	$3,028,408

Allowance for loan and lease losses	$59,049	$56,064
Allowance for loan and lease losses to:
Non-performing assets	630.3%	461.7%
Total loans and leases	1.68%	1.84%
Average total loans and leases	1.75%	1.85%

	Six Months Ended June 30,
	2006	2005
Net charge-offs	$1,051	$3,255

Net charge-offs (annualized) to:	$2,119	$6,564
Total loans and leases	0.06%	0.22%
Average total loans and leases	0.06%	0.22%
Allowance for loan and lease losses	3.59%	11.71%

The decrease in non-performing assets is due primarily to a $2.9 million decrease in non-accrual loans, from $12.0 million at December 31, 2005 to $9.1 million at June 30, 2006. This decrease is due to a $4.2 million decrease in non-accrual commercial loans, offset by increases of $902,000 and $470,000 in non-accrual one to four family residential real estate and consumer loans, respectively. In addition, loans past due 90 or more days decreased $166,000 from December 31, 2005 to June 30, 2006. Loans past due 90 or more days declined primarily in the category of one to four family residential real estate, which declined from $168,000 to $13,000 during this period. Management anticipates that non-performing loans may increase during the remainder of 2006 as a result of the increase in the general level of interest rates and other costs, and the impact this may have on our borrower’s ability to repay their loans. Management reviews the loan portfolio quarterly to identify non-performing credits. As of June 30, 2006, loans secured by non-farm, non-residential real estate and commercial and industrial loans account for 65.6% of the total non-accrual loans and residential real estate-secured loans account for 24.4% of non-accruals.

23 of 42

Investments increased $78.9 million or 7.2% to $1.17 billion at June 30, 2006 compared to December 31, 2005, including approximately $10.0 million in investments acquired from Nittany. Investment purchases during the first six months of 2006 were $184.2 million, primarily municipal securities, offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $66.8 million. During the first six months of 2006, the Company sold approximately $29.2 million in investment securities available for sale. Gains on the sale of investments during the first six months of 2006 totaled $821,000. Unrealized losses on the investment portfolio were $11.0 million as of June 30, 2006 due to reduced valuation levels in the available for sale investment securities portfolio, as a result of the higher interest rate environment.

The total of all other assets on the balance sheet increased $94.0 million to $489.5 million as compared to $395.5 million at December 31, 2005. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. The increase during the first six months of 2006 was primarily due to an increase in goodwill and other intangibles of $79.8 million, substantially all of which resulted from the acquisition of Nittany. An additional increase of $6.7 million is due to an increase in Bank Owned Life Insurance, with $5.0 million directly related to the acquisition of Nittany.

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

As the primary source of funds, aggregate deposits of $3.79 billion at June 30, 2006 increased $477.7 million or 14.4% compared to December 31, 2005. The increase in deposits during the six months of 2006 was partially due to the acquisition of Nittany deposits totaling $250.4 million, and volume from a more aggressive pricing methodology to gain market share.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $869.3 million at June 30, 2006, and $804.2 million at December 31, 2005. The increase of $65.1 million in purchased funds and borrowings is comprised primarily of a $65.2 million increase in securities sold under repurchase agreements and federal funds purchased and short-term borrowings, and a decrease in total long-term borrowings, including subordinated debt, of $142,000. Securities sold under repurchase agreements, including Federal Home Loan Bank overnight funds, increased $64.3 million, while other short-term borrowings increased $938,000. The decrease in total long-term borrowings is comprised of an increase in subordinated debt as a result of the issuance of $15.5 million of debentures to NPB Capital Trust VI on January 19, 2006 that mature on March 15, 2036, offset by a $15.6 million decrease in other long-term debt due to the maturity of an FHLB advance.

Shareholders’ equity increased $71.1 million from December 31, 2005 through June 30, 2006. Common stock increased $61.4 million primarily as a result of the issuance of 3.2 million common shares for the acquisition of Nittany. Retained earnings increased $15.7 million due to the retention of net income, partially offset by the payment of cash dividends. Accumulated other comprehensive income decreased $11.0 million due to reduced valuation levels in the investment portfolio, as mentioned above. Treasury stock declined $4.9 million due to shares issued for the acquisition of Nittany and the Company’s share-based compensation plans, offset by purchases year-to-date 2006. Cash dividends paid during the first six months of 2006 increased $1.6 million or 11.3% to $15.3 million compared to the cash dividends paid during the first six months of 2005. Earnings retained during the first six months of 2006 were 50.5% compared to 51.8% during the first six months of 2005.

24 of 42

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

The Company’s acquisition of Nittany did not have an immediate material impact on the Company’s current liquidity position. As a division of National Penn Bank, Nittany Bank retained its name and management. Accordingly, the Company expects no material run-off in deposits over the long term, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid significant fluctuating of net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

25 of 42

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2006 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$12,054	$-	$-	$-
Investment securities	53,775	121,175	675,070	320,651
Loans and leases (1)	1,346,879	355,126	1,227,650	515,972
Other assets	-	-	-	597,068
	1,412,708	476,301	1,902,720	1,433,691

Liabilities and equity
Non-interest bearing deposits	5,522	11,517	135,765	373,105
Interest bearing deposits (2)	1,385,116	622,243	374,550	878,930
Borrowed funds	358,006	41,500	84,207	243,122
Subordinated debt	77,321	-	-	65,206
Other liabilities	-	-	-	50,571
Shareholders’ equity	-	-	-	518,739
	1,825,965	675,260	594,522	2,129,673

Interest sensitivity gap	(413,257)	(198,959)	1,308,198	(695,982)

Cumulative interest rate sensitivity gap	$(413,257)	$(612,216)	$695,982	$-

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the second calendar quarter of 2006. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

26 of 42

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

The calculated estimates of change in MVPE at June 30, 2006 are as follows (dollars in thousands):

MVPE
Change in Interest Rate	Amount	% Change

+300 Basis Points	$568,567	(7.7)%
+200 Basis Points	567,332	(7.9)%
+100 Basis Points	595,400	(3.4)%
Flat Rate	616,141	-
-100 Basis Points	664,011	7.8%
-200 Basis Points	692,459	12.4%
-300 Basis Points	704,729	14.4%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	June 30, 2006		June 30, 2005
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(8,018)	(11.7)%	$(3,947)	(6.3)%
+200	(5,019)	(7.4)%	(2,602)	(4.1)%
+100	(2,412)	(3.5)%	(1,239)	(2.0)%
-100	1,951	2.9%	(337)	(0.5)%
-200	2,602	3.8%	(3,882)	(6.2)%
-300	782	1.2%	(8,883)	(14.1)%

The Company uses financial derivative instruments for management of interest rate sensitivity. The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company currently include forward sales of mortgage commitments. The Company does not use any of these instruments for trading purposes.

At the current level of interest rates, the Company has some exposure to a movement in rates in a rising rate environment due to the optionality of the financial instruments on the liability side of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a lower rate savings account, he/she may choose to convert those funds to a higher rate certificate of deposit. The impact of a rising or falling interest rate environment on net interest income is not expected to be material to the Company’s results of operations. Nonetheless, the Company’s asset/liability management committee’s priority is to manage this optionality and therefore limit the level of interest rate risk.

27 of 42

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2006 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non-cancelable operating leases	$30,714	$4,053	$7,092	$5,312	$14,257
Remaining contractual maturities of time deposits	1,454,593	1,076,974	324,245	50,306	3,068
Loan commitments	1,210,476	702,900	151,268	10,023	346,285
Long-term borrowed funds	232,806	61,500	64,246	19,960	87,100
Guaranteed preferred beneficial interests in Company’s subordinated debentures	142,527	-	-	-	142,527
Letters of credit	114,771	78,573	33,079	3,046	73
Total	$3,185,887	$1,924,000	$579,930	$88,647	$593,310

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at June 30, 2006.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005

The Company	7.77%	8.42%	9.72%	10.55%	11.04%	11.88%
National Penn Bank	7.15%	7.49%	8.95%	9.42%	10.20%	10.68%
“Well Capitalized” institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At June 30, 2006, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2006, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

28 of 42

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

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the high single, low double-digit percentages during the remainder of 2006.

•	The Company anticipates that the level of net charge-offs will likely be higher during the remainder of 2006 than in the first half of 2006 and more in line with its historical trends.

•
The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. We anticipate continued pressure on both deposit and loan pricing, compressing margins through the remainder of this year. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, to increase our non-interest income especially from our wealth management line of business, and contain our operating expenses wherever possible.

The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions and their effect on loan volume as well as overall credit quality.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For National Penn, the reports it files or submits under the Act are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of June 30, 2006, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

There were no changes in National Penn’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

29 of 42

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Company’s Annual Report on Form 10-K for 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Company received in first quarter 2006 approximately $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud previously disclosed by the Company in its Annual Report on Form 10-K for 2004. The Company continues to pursue all available avenues, including insurance, to recover its remaining losses, and to cooperate with law enforcement authorities in their investigation. Based on discussions with the insurance carrier in early August 2006, National Penn anticipates a final resolution of the insurance claim in the near future.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of June 30, 2006.

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

National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds. Any changes to these laws may negatively affect National Penn’s ability to expand its services and to increase the value of its business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on National Penn, these changes could be materially adverse to National Penn’s shareholders.

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

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At June 30, 2006, approximately $69.7 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

30 of 42

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

National Penn’s subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Some of National Penn’s competitors are extremely aggressive in loan pricing and structures they offer in their efforts to build market share. This competition could reduce National Penn’s net income by decreasing the number and size of loans that National Penn’s subsidiaries originate and the interest rates they may charge on these loans.

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

National Penn’s subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn’s customer relationships. These competitors may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

31 of 42

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

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•	Competitors with substantially greater resources or with more advanced technology may enter product market, geographic market, or other niches currently served by National Penn.

•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.

•	Business development in newly entered geographic areas, including those entered by mergers and acquisitions such as the Nittany acquisition, may be more difficult, and take longer, than expected.

•	Competitive pressures may increase significantly and have an adverse effect on National Penn’s pricing, spending, third-party relationships and revenues.

•	Customers may substitute competitors’ products and services for National Penn’s products and services, due to price advantage, technological advantages, or otherwise.

•	National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.

•
Projected business increases following new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

32 of 42

•	National Penn may be unable to attract and/or retain key executives and other key personnel due to intense competition for such persons or otherwise.

•	Increasing interest rates may increase funding costs and reduce interest margins, and may adversely affect business volumes, including mortgage origination levels.

•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected, including income from mortgage banking activities.

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit.

•	Expected synergies and cost savings from mergers and acquisitions, including the Nittany acquisition, may not be fully realized or realized as quickly as expected.

•	Revenues and loan growth following mergers and acquisitions, including the Nittany acquisition, may be less than expected.

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

•	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.

•	Maintaining information security, and dealing with any breach of information security, may be more difficult and expensive than expected and may present operational or reptuational risks.

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

33 of 42

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 10, 2006, the Company acquired RESOURCES for Retirement Plans, Inc. (“RESOURCES”), a retirement plan investment advisory firm based in Newtown, PA, in exchange for shares of National Penn stock, cash, and contingent merger consideration (based on an “earn-out” provision). In this transaction, RESOURCES was merged into an indirect wholly-owned subsidiary of the Company, and the Company exchanged 29,903 shares of the Company’s common stock for all of the outstanding stock of RESOURCES. An additional 24,466 shares of company stock are held in escrow under the “earn-out” provision over a 4-year period. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption afforded by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In relying upon these exemptions, the Company took into account the fact that there was only one RESOURCES shareholder; the information regarding the Company and the merger furnished to the RESOURCES shareholder; the representation of RESOURCES and the sole shareholder by legal counsel in connection with the transaction; and the representations and warranties made by RESOURCES and the sole shareholder to the Company in connection with the transaction.

34 of 42

Stock Repurchases

The following table (including its footnotes) provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2006:

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that may yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

April 1, 2006 through April 30, 2006	51,621	$ 20.93	51,621	2,166,208

May 1, 2006 through May 31, 2006	9,489	$ 20.23	9,489	2,156,719

June 1, 2006 through June 30, 2006	20,030	$ 19.30	20,030	2,136,689

1.	Transactions are reported as of settlement dates.

2.
The Company’s current stock repurchase programs were approved by its Board of Directors and announced on September 24, 2003 and December 22, 2005. The Company intends to complete all stock repurchases authorized under the September 2003 program before beginning any stock repurchases authorized under the December 2005 program.

3.
The number of shares approved for repurchase under the Company’s current stock repurchase programs is 1,562,500 (as adjusted for the five-for-four stock split on September 30, 2005) and 2,000,000, respectively.

4.	Neither of the Company’s current stock repurchase programs has an expiration date.

5.	No stock repurchase plan or program expired during the period covered by the table.

6.	The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

7.
The maximum number of shares that may yet be purchased includes the reduction for National Penn shares indirectly acquired on June 10, 2004 upon the closing of the Peoples First, Inc. acquisition, reflecting the Company’s pre-existing ownership of Peoples First stock.

The Company purchased 500,000 shares of National Penn common stock in a block transaction entered into on July 12, 2006. For information on this purchase, see the Company’s Report on Form 8-K dated July 12, 2006, as filed with the Securities and Exchange Commission on July 18, 2006.

Item 3. Defaults Upon Senior Securities.

None.

35 of 42

Item 4. Submission of Matters to a Vote of Security Holders.

The 2005 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 25, 2006. Notice of the meeting was mailed to shareholders of record on or about March 29, 2006 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The annual meeting was held (a) to elect four Class I directors to hold office for three years from the date of election and until their successors are elected and qualified, (b) to consider and act upon a proposal by the Board of Directors to approve the Directors’ Fee Plan, and (c) to ratify the selection of the Company’s independent auditors for 2006.

Election of Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors were as follows:

Nominees	For	Withheld	Abstentions
J. Ralph Borneman, Jr.	38,570,021	719,145	0
George C. Mason	38,459,356	829,810	0
Glenn E. Moyer	38,535,777	753,389	0
Robert E. Rigg	38,540,678	748,488	0

Directors’ Fee Plan

There was no solicitation in opposition to the Board’s proposal to approve the Directors’ Fee Plan, and the proposal was approved by the required vote - a majority of the votes cast on the matter. The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows. Broker nonvotes are shares present and counted to determine a quorum, but not voted on a matter because the broker does not have required voting instructions from the beneficial owner of the shares.
			Broker
For	Against	Abstentions	Nonvotes
27,184,584	1,189,119	1,078,232	9,153,812

Ratification of Auditors

There was no solicitation in opposition to the Board’s proposal to ratify the selection of the Company’s independent auditors for 2006, and the proposal was approved by the required vote - a majority of the votes cast on the matter. The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows.
			Broker
For	Against	Abstentions	Nonvotes
37,884,845	128,267	592,634	0

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1
Amendment No. 13 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 8, 2006, as filed on May 12, 2006.)

36 of 42

10.2
Amendment No. 7 to National Penn Bancshares, Inc. Pension Plan (Amended and Restated Effective January 1, 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K, dated May 8, 2006, as filed on May 12, 2006.)

10.3
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.4
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.5
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.6
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.7
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch* (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.8
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.9
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd* (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.10
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver* (Incorporated by reference to Exhibit 10.8 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.11
Amendatory Agreement among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin* (Incorporated by reference to Exhibit 10.8 to National Penn’s Report on 8-K dated June 5, 2006, as filed on June 6, 2006.)

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

37 of 42

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: August 7, 2006	By	/s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: August 7, 2006	By	/s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

38 of 42