Form 10-Q
period 2006-09-30
NATIONAL PENN BANCSHARES INC
filed 2006-11-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006
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

Large accelerated filer X                             Accelerated filer ____                             Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 3, 2006

Common Stock (no stated par value)	(No.) Shares: 47,632,000

1 of 38

2 of 38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
(dollars in thousands)
	September 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$101,400	$116,522
Interest bearing deposits in banks	9,974	5,937

Total cash and cash equivalents	111,374	122,459

Investment securities held to maturity (fair value approximates $252,841
and $147,628 for 2006 and 2005, respectively)	254,334	150,608
Investment securities available for sale, at fair value	945,598	941,106
Loans and leases held for sale	18,089	18,583
Loans and leases, less allowance for loan and lease losses of $59,238
and $56,064 in 2006 and 2005, respectively	3,517,830	2,975,161
Premises and equipment, net	55,600	53,158
Accrued interest receivable	24,312	20,019
Bank owned life insurance	97,522	82,688
Goodwill	261,573	187,995
Other intangibles	21,652	16,087
Unconsolidated investments under the equity method	4,277	3,849
Other assets	35,387	31,676
Total Assets	$5,347,548	$4,603,389
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$495,256	$509,921
Interest-bearing	3,276,846	2,799,125
Total deposits	3,772,102	3,309,046

Securities sold under repurchase agreements and federal funds purchased	634,995	419,976
Short-term borrowings	6,592	8,795
Long-term borrowings	212,542	248,412
Subordinated debt	142,527	127,063
Accrued interest payable and other liabilities	50,686	42,429
Total liabilities	4,819,444	4,155,721

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares,
issued and outstanding 2006 - 47,730,760; 2005 - 44,683,244, net of shares in Treasury: 2006 - 425,569; 2005 - 283,694	466,812	378,078
Retained earnings	69,047	71,846
Accumulated other comprehensive income (loss)	462	3,189
Treasury stock, at cost	(8,217)	(5,445)

Total shareholders’ equity	528,104	447,668
Total liabilities and shareholders’ equity	$5,347,548	$4,603,389

3 of 38

NATIONAL PENN BANCSHARES. INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans and leases, including fees	$64,204	$49,764	$181,705	$141,366
Investment securities
Taxable	9,202	8,990	28,071	27,156
Tax-exempt	4,630	3,500	12,779	10,474
Federal funds sold and deposits in banks	72	54	254	142
Total interest income	78,108	62,308	222,809	179,138

INTEREST EXPENSE
Deposits	29,327	16,455	76,905	41,762
Securities sold under repurchase agreements and federal funds purchased	5,147	3,481	14,448	11,102
Short-term borrowings	33	44	139	94
Long-term borrowings	5,136	4,855	15,322	14,336
Total interest expense	39,643	24,835	106,814	67,294

Net interest income	38,465	37,473	115,995	111,844

Provision for loan and lease losses	561	750	1,701	2,450

Net interest income after provision for loan and lease losses	37,904	36,723	114,294	109,394

NON-INTEREST INCOME
Wealth management income	3,515	2,188	10,256	6,727
Service charges on deposit accounts	4,618	4,199	12,979	12,065
Cash management and electronic banking fees	2,071	1,934	6,194	5,606
Other service charges and fees	1,628	1,516	5,301	4,346
Gain on sale of building	-	-	-	922
Insurance commission and fees	1,745	1,545	5,216	5,436
Mortgage banking income	1,047	1,720	3,223	4,015
Bank owned life insurance income	1,749	799	3,427	2,645
Net gains on sale of investment securities	49	181	870	790

Total non-interest income	16,422	14,082	47,466	42,552

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	20,261	19,028	61,551	56,645
Net premises and equipment	4,403	4,403	13,119	13,010
Advertising and marketing expenses	890	1,249	3,204	3,875
Special (recovery) / charge for fraud loss, net of expenses	(907)	150	(856)	1,351
Other operating expenses	7,811	7,139	21,470	20,175
Total non-interest expenses	32,458	31,969	98,488	95,056

Income before income taxes	21,868	18,836	63,272	56,890

Income taxes	5,244	4,330	15,534	14,299

NET INCOME	$16,624	$14,506	$47,738	$42,591

PER SHARE OF COMMON STOCK
Basic earnings	$0.35	$0.32	$1.00	$0.95
Diluted earnings	$0.34	$0.32	$0.99	$0.94
Dividends paid in cash	$0.160	$0.155	$0.481	$0.466

The accompanying notes are an integral part of these statements.
4 of 38

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006
(dollars in thousands)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	43,381,790	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	47,738	-	-	47,738	$ 47,738
Cash dividends declared	-	-	(23,038)	-	-	(23,038)
3% stock dividend	1,401,598	27,499	(27,499)	-	-	-
Shares issued under share-based plans	381,365	(624)	-	-	6,135	5,511
Compensation expense for share-based plans	-	1,826	-	-	-	1,826
Shares issued for acquisition of
Nittany Financial Corp.	3,169,151	58,878	-	-	4,188	63,066
Shares issued for acquisition of
RESOURCES for Retirement, Inc.	54,369	1,155	-	-	-	1,155
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(2,727)	-	(2,727)	(2,727)
Total comprehensive income	-	-	-	-	-	-	$45,011
Treasury shares purchased	(657,513)	-	-	-	(13,095)	(13,095)
Balance at September 30, 2006	47,730,760	$466,812	$ 69,047	$ 462	$(8,217)	$528,104

	September 30, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities	$(3,325)	$1,164	$(2,161)
Unrealized holding (loss) arising during period
Less: Reclassification adjustment for gains realized in net income	870	(304)	566
Other comprehensive (loss), net	$(4,195)	$1,468	$(2,727)

NINE MONTHS ENDED SEPTEMBER 30, 2005
(dollars in thousands)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2004	35,546,122	$371,454	$41,339	$19,915	$(2,282)	$430,426
Net income	-	-	42,591	-	-	42,591	$42,591
Cash dividends declared	-	-	(20,781)	-	-	(20,781)
5-for-4 stock split	8,973,859	-	-	-	-	-
Shares issued under share-based plans	421,700	2,236	-	-	3,971	6,207
Compensation expense for share-based plans		1,392	-	-	-	1,392
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(10,367)	-	(10,367)	(10,367)
Total comprehensive income	-	-	-	-	-	-	$32,224
Treasury shares purchased	(86,271)	-	-	-	(2,168)	(2,168)
Balance at September 30, 2005	44,855,410	$375,082	$63,149	$9,548	$(479)	$447,300

	September 30, 2005
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities	$(15,160)	$5,306	$(9,854)
Unrealized holding (loss) arising during period
Less: Reclassification adjustment for gains realized in net income	790	(277)	513
Other comprehensive (loss), net	$(15,950)	$5,583	$(10,367)

The accompanying notes are an integral part of these statements.

5 of 38

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,738	$42,591
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan and lease losses	1,701	2,450
Share-based compensation expense	1,826	1,392
Depreciation and amortization	7,666	6,749
Deferred income tax (benefit) expense	(392)	132
Accretion of premiums and discounts on investment securities, net	(1,670)	(1,330)
Investment securities gains, net	(870)	(790)
Mortgage loans originated for resale	(177,824)	(218,324)
Sale of mortgage loans originated for resale	180,835	207,879
Gain on sale of mortgage loans originated for resale	(3,011)	(2,782)
Gain on sale of bank building	-	(922)
Changes in assets and liabilities
(Increase) in accrued interest receivable	(3,207)	(933)
Increase in accrued interest payable	5,758	3,624
(Increase) in other assets	(10,436)	(1,009)
(Decrease) increase in other liabilities	(3,346)	6,671
Net cash provided by operating activities	44,768	45,398

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(3,516)	(698)
Proceeds from maturities of investment securities held to maturity	8,372	8,537
Purchase of investment securities held to maturity	(112,037)	(31,120)
Proceeds from sales of investment securities available for sale	38,566	18,971
Proceeds from maturities of investment securities available for sale	94,249	172,588
Purchase of investment securities available for sale	(128,308)	(122,183)
Net increase in loans and leases	(271,762)	(128,901)
Purchases of premises and equipment	(2,560)	(4,526)
Proceeds from sale of bank building	-	3,600
Net cash used in investing activities	(376,996)	(83,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease) in interest and non-interest bearing demand deposits and savings accounts	85,854	(223,778)
Net increase in certificates of deposits	129,548	372,635
Net increase / (decrease) in securities sold under agreements to repurchase
and federal funds purchased	158,572	(95,845)
Net decrease in short-term borrowings	(2,219)	(4,277)
Proceeds from new long-term borrowings	-	33,500
Repayments of long-term borrowings	(35,870)	(14,795)
Issuance of subordinated debentures	15,464	-
Excess tax benefits on share-based plans	416	686
Shares issued under share-based plans	5,511	6,694
Purchase of treasury stock	(13,095)	(2,168)
Cash dividends	(23,038)	(20,781)
Net cash provided by financing activities	321,143	51,871
Net (decrease) / increase in cash and cash equivalents	(11,085)	13,537
Cash and cash equivalents at beginning of year	122,459	93,894
Cash and cash equivalents at September 30	$111,374	$107,431

The accompanying notes are an integral part of these statements.

6 of 38

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (R), Share-Based Payment (FAS123(R)), requiring the expensing of its share-based compensation programs for the fair value of the awards granted. The impact of the adoption of FAS123(R) is included in the financial results for the three and nine-months ended September 30, 2006 and all prior periods have been adjusted to apply the modified retrospective method. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, after adjustments to deferred income taxes and shareholders’ equity balances made pursuant to the adoption of FAS123(R); but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information on the Company’s share-based compensation see Footnote 7 of the Unaudited Notes to Consolidated Condensed Financial Statements in this Report.

2.  ACQUISITIONS AND DISPOSITIONS

Acquisition of Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”), parent company of Nittany Bank. Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 2.054 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,264,226 shares of National Penn common stock and payment of approximately $28.9 million in cash. The total purchase price (cash and stock) was valued at $96.0 million. In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 83,982 shares of National Penn common stock, with an exercise price ranging from $2.78 to $10.09 per share. Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

The primary reasons for acquiring Nittany were for the Company to be able to expand its customer base into new territory, enhance its earnings capacity, and to a lesser extent, provide cost savings through the consolidation of operations. Company management makes assumptions based on these variables, that allows the Company to determine a purchase price that will be successful in having the Company selected as the acquirer and yet provides the potential for increased value for the Company’s shareholders.

In the case of Nittany, the acquisition price resulted in the recording of approximately $73.0 million of goodwill, which is the excess of the cost of an entity over the net of the amounts assigned to assets acquired and liabilities assumed, and $5.3 million of other intangible assets. The Company acquired assets, loans and deposits of $323.1 million, $279.4 million and $249.7 million, respectively. The Company is in the process of finalizing certain balance sheet-related purchase accounting entries and anticipates that they will be completed by the fourth quarter 2006. Management does not expect these entries to be material in nature.

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

7 of 38

Non-Bank Acquisitions

On April 10, 2006, the Company completed the acquisition of RESOURCES for Retirement, Inc. (“RESOURCES”). RESOURCES, a retirement plan advisory firm, operates as a division of National Penn Capital Advisors, Inc., a subsidiary of National Penn Bank. The primary reason for this acquisition was to compliment the Company’s wealth management services and expand its existing 401(k) business to larger companies.

In addition, on December 1, 2005, January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Preferred Risk Associates, Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. These agencies operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. The primary reasons for these acquisitions were to expand the Company’s insurance agency business throughout a larger segment of the Company’s primary market area while enhancing its earnings capacity and generating the operating efficiencies of a combined larger insurance agency.

The prices paid for these five acquisitions resulted in the issuance of 81,822 shares of the Company's common stock and cash payments totaling $4.2 million. The acquisitions resulted in the recording of approximately $6.7 million of goodwill and other intangibles. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired businesses from the respective dates of these acquisitions.

3. LOANS

The balance of impaired loans was $8.3 million on September 30, 2006. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total balance of impaired loans with a specific valuation allowance at September 30, 2006 was $377,000. The specific valuation allowance allocated to these impaired loans was $377,000. Impaired loans without a specific valuation allowance was $7.9 million. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

4. SHAREHOLDERS’ EQUITY

On August 23, 2006, the Company’s Board of Directors declared a 3% common stock dividend payable on September 30, 2006 to shareholders of record on September 8, 2006. Based on the number of common shares outstanding on the record date, the Company issued 1.4 million new shares.

On July 26, 2006 the Company’s Board of Directors declared a cash dividend of $0.160 per share payable on August 17, 2006, to shareholders of record on August 5, 2006.

On July 12, 2006, the Company entered into an agreement to purchase 515,000 shares of National Penn common stock in a block transaction at a purchase price of $19.32 per share (the closing sale price of National Penn common stock as of July 11, 2006, less ten cents per share) or a total purchase price of $9.95 million. This transaction was completed on July 17, 2006.

On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.160 per share paid on May 17, 2006, to shareholders of record on May 6, 2006.

On January 25, 2006, the Company’s Board of Directors declared a cash dividend of $0.160 per share paid on February 17, 2006, to shareholders of record on February 5, 2006.

8 of 38

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,609,375 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan (the 2003 Plan). On December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 2.1 million shares of the Company’s common stock to be used to fund these plans (the 2005 Plan). For the nine-months ended September 30, 2006, a total of 677,238 shares were repurchased at an average price of $19.34 per share. As of September 30, 2006, all shares authorized under the 2003 Plan had been repurchased and 400,290 shares had been repurchased under the 2005 Plan. No timetable was set for repurchases under the 2005 Plan.

5. EARNINGS PER SHARE
(in thousands, except per share data)

Three Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,624	47,737	$0.35
Effect of dilutive securities
Options	-	818	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,624	48,555	$0.34

Nine Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$47,738	47,386	$1.00
Effect of dilutive securities
Options	-	832	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$47,738	48,218	$0.99

Restricted shares and options to purchase shares of common stock totaling 1,372,873 with grant prices of $20.03 to $22.14 per share were outstanding for the three and nine months ended September 30, 2006. The restricted shares were not included in the computation of diluted earnings per share as these shares are subject to the risk of forfeiture. The options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Three Months Ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$14,506	44,747	$0.32
Effect of dilutive securities
Options	-	776	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,506	45,523	$0.32

9 of 38

Nine Months Ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$42,591	44,580	$0.95
Effect of dilutive securities
Options	-	793	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$42,591	45,373	$0.94

Options to purchase 986,227 shares of common stock at $20.10 to $22.14 per share were outstanding for the three and nine months ended September 30, 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

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

The Company has also identified several other operating segments. These non-reportable segments in the “Other” category include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing Company, National Penn Capital Advisors, Inc., Vantage Investment Advisers, LLC, National Penn Insurance Agency, Inc., and the Parent. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually, or in the aggregate, meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

10 of 38

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

Community
Banking		Other	Consolidated

As of and for the Nine Months ended September 30, 2006
Total assets	$4,656,496	$691,052	$5,347,548
Total deposits	3,772,102	-	3,772,102
Net interest income (expense)	120,902	(4,907)	115,995
Total non-interest income	31,248	16,218	47,466
Total non-interest expense	83,394	15,094	98,488
Net income (loss)	50,286	(2,548)	47,738

As of and for the Nine Months ended September 30, 2005
Total assets	$3,996,168	$580,840	$4,577,008
Total deposits	3,292,050	-	3,292,050
Net interest income (expense)	115,599	(3,755)	111,844
Total non-interest income	30,425	12,127	42,552
Total non-interest expense	83,222	11,834	95,056
Net income (loss)	44,930	(2,339)	42,591

7. SHARE-BASED COMPENSATION

At September 30, 2006, the Company had certain share-based employee compensation plans, further described below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method. The impact of the adoption of FAS123(R) is included in the financial results for the three and nine months ended September 30, 2006. As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards. Also, as part of the adoption of FAS123(R), the Company recorded cumulative adjustments for the years 1995-2005 resulting in a reduction to retained earnings of $8.4 million, the creation of a net deferred tax asset of $2.8 million, and an increase to capital of $11.2 million as of December 31, 2005. The impact of the adoption of the retroactive restatement method for share-based compensation on previously reported net income, and basic and diluted earnings per share for the quarters and year-ended December 31, 2005 was fully disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Current share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Condensed Statements of Income in this Report. Share-based compensation expense of $550,000 and $463,000 was recognized for the three months ended September 30, 2006 and 2005, respectively. Compensation expense for the first nine months of 2006 and 2005 was $1.8 million and $1.4 million, respectively.

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow. However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the Consolidated Statements of Cash Flows for the nine-months ended September 30, 2006 in this Report, the $416,000 tax benefit classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R). In addition, the cash flow presentation for the nine-months ended September 30, 2005, has been adjusted by $686,000 to reflect the excess tax-benefits previously included in operating cash flows.

11 of 38

Fixed Option Compensation Plans (collectively, the “Plans”)

Long-Term Incentive Compensation Plan

The Company maintains a Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”). A total of 5.2 million shares of common stock have been made available for options, restricted stock or other stock or stock-based awards to be granted to employees or non-employee directors through November 30, 2014. The Company believes that such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant; option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. The options have a maximum term of ten years if incentive stock options or ten years and one month if non-qualified stock options. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the 2005 Plan. Except as otherwise provided by the Compensation Committee, options will immediately vest in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more) or in the event of an involuntary termination of employment not for cause.

Officers’ and Key Employees’ Stock Compensation Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained an Officers’ and Key Employees’ Stock Compensation Plan (“Officers’ Plan”). A total of 4,346,181 shares of common stock were made available for options or restricted stock grants through April 2005. Options granted under the Officers’ Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of grant, and expire ten years and one month from the date of issue. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Officers’ Plan. Options will immediately vest in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more). Options granted under the Company’s predecessor stock option plan for officers and key employees are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue. These options immediately vest in the event the optionee’s service terminates due to death or retirement (including a voluntary termination of employment at age 60 or more). No further options may be granted under the Officers’ Plan or its predecessor plan.

Non-Employee Directors’ Stock Option Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). Under the Directors’ Plan, a total of 555,350 shares of common stock were made available for option grants through January 2004. The options have a maximum term of ten years and vest two years after the date of grant. Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Directors’ Plan. The options immediately vest in the event the optionee’s service terminates due to death, disability or retirement in accordance with the mandatory retirement provisions of the Company’s bylaws. No further options may be granted under the Directors’ Plan.

Substitute Stock Options

As of September 30, 2006, 657,750 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 81,154 out of a total of 83,982 substitute options issued in 2006 as a result of the acquisition of Nittany Financial Corp. All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted. No further options may be granted under any of the predecessor company stock option plans.

Fixed Option Compensation Plans - Aggregate Information

The Company estimates the fair value of each option grant under the Plans on the date of grant using the Black-Scholes option pricing model. There were no options granted during the nine-months ended September 30, 2006.

12 of 38

Aggregated information regarding the Plans as of September 30, 2006, and changes during the nine months then ended is presented below (dollars in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,104,703	$14.96	-	$20,681
Substitute options issued	83,982	3.70	-	1,337
Exercised	(186,089)	9.69	-	1,922
Forfeited or expired	(4,023)	20.59	-	-
Outstanding at Sept 30, 2006	3,998,573	$14.97	5.40	$20,169
Exercisable at Sept 30, 2006	2,666,235	$12.69	4.16	$18,846

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended September 30, 2006 and 2005 was $665,000 and $2.2 million, respectively. Year-to-date September 30, the total intrinsic value of options exercised was $1.9 million and $3.7 million for 2006 and 2005, respectively.

A summary of the status of the Company’s non-vested shares under the Plans as of September 30, 2006, and changes during the nine months then ended September 30, 2006, is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	1,370,153	$4.89
Granted	-	-
Vested	(34,274)	-
Forfeited	(3,541)	-
Non-vested at September 30, 2006	1,332,338	$4.89

As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $72,000, and $59,000, respectively.

Cash received from option exercise under the Plans for the three months ended September 30, 2006 and 2005 was $755,000 and $1.7 million, respectively. For the first nine months of 2006 and 2005, cash received from option exercises under the Plans was $1.7 million and $3.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise under the Plans totaled $233,000 and $764,000, respectively, for the three months ended September 30, 2006 and 2005. For the first nine months of 2006 and 2005, the tax benefit realized amounted to $674,000 and $1.3 million, respectively.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises and has an open share repurchase authorization of up to 1,661,512 shares for option exercises as well as for other corporate purposes. The Company has 124,537 options expiring during the next twelve months ended September 30, 2007, that will likely be exercised and for which the Company may, but is not required to, repurchase shares for use in those exercises.

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

13 of 38

•
For 2005 corporate performance, either shares of National Penn common stock or restricted stock units (“RSUs”), at the discretion of the non-employee director. A total of 2,678 shares of stock and 7,004 RSUs were issued. All of the RSUs are outstanding at September 30, 2006 and fully vested. RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

•
For 2006 corporate performance, either shares of performance-restricted restricted stock (“PR-RS”) or performance-restricted restricted stock units (“PR-RSUs”), at the discretion of the non-employee director. A total of 3,682 shares of PR-RS and 9,631 PR-RSUs were issued. All of the PR-RS and PR-RSUs are outstanding at September 30, 2006, and are subject to forfeiture to the extent the service requirements or performance goals are not satisfied. Vested PR-RSUs will be paid out in shares of National Penn common stock upon the non-employee director’s termination of service as a director.

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

The fair market value of each Director Performance-Based Award was estimated based on the fair market value of the Company’s common stock on the date of grant and the probable performance goals to be achieved, net of any anticipated forfeitures. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The weighted-average grant-date fair market value of awards granted during the nine months ended September 30, 2006 was $20.07. The total intrinsic value of the awards during the nine-months ended September 30, 2006 was $399,000. As of September 30, 2006, there was $65,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Director Performance-Based Awards; that cost is expected to be recognized over a period of one-year or less.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 839,539 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date. Purchases under the ESPP are made four times annually. Employee contributions to the ESPP are made through payroll deductions. For the nine months ended September 30, 2006 and 2005, participants under the ESPP purchased 28,456 shares and 27,200 shares at weighted-average prices of $17.56 and $17.17, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2006 and 2005, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $1.95 and $1.91, respectively.

8. SUBORDINATED DEBT

As of September 30, 2006, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

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

14 of 38

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

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the nine months ended September 30, 2006 and 2005 included the following components:

	September 30, 2006	September 30, 2005
Service cost	$1,390,793	$1,592,150
Interest cost	1,167,712	1,093,870
Expected return on plan assets	(1,606,551)	(1,302,602)
Amortization of prior service cost	(259,106)	(3,566)
Amortization of unrecognized net actual loss	264,787	167,316
Net periodic benefit expense	$957,635	$1,547,168

The Company currently expects to contribute approximately $2,507,317 to the pension plan in 2006 for plan year 2005. No contributions to the plan were required in the nine months ended September 30, 2006.

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

15 of 38

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

Under the Pension Plan, as amended:

•	Effective April 1, 2006, pension benefits will be based on a 2-part benefit calculation:

▪	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and

▪	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

•	Employees of National Penn Mortgage Company and Nittany were eligible for participation effective April 1, 2006.

Otherwise, the existing features of the Pension Plan will continue without change. This restructuring is not expected to have a material impact on the Company’s financial position or results of operations.

10. NEW ACCOUNTING PRONOUNCEMENTS

Postretirement Plan Accounting

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), (FAS158). FAS158 will require the Company to: (a) recognize an asset for a plan’s over-funded status or a liability for a plan’s under-funded status on the balance sheet; (b) measure the assets and obligations that determine a plan’s funded status as of the end of the Company’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan, in the year in which the changes occur, through the Company’s comprehensive income. FAS158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently assessing what the impact of this Statement will be on the Company’s financial position and/or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (FAS157). FAS157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. FAS157 does not extend the required use of fair value to any new circumstances. The Statement is effective for financial statements issued during fiscal years beginning after November 15, 2007. The Company is currently assessing what the impact of this Statement will be on the Company’s financial position and/or results of operations.

Process of Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB108). SAB108 addresses inconsistencies in the way companies evaluate and quantify the impact of financial statement misstatements. Historically, companies have evaluated financial statement misstatements using one of two different methods, based on either the effect of the misstatement on the income statement or the balance sheet. SAB108 requires companies to utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. This method requires quantification of misstatements based on the effect on both of the company’s financial statements and the related financial statement disclosures. This guidance must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect SAB108 to have a material impact on the Company’s financial position or results of operations.

16 of 38

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, (FAS156). This Statement amends FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. FAS156 is effective as of the beginning of the Company’s fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertain Income Tax Positions

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what the impact of this interpretation will be on the Company’s financial position and/or results of operations.

11. LITIGATION

Financial results for the quarters and year-to-dates ended September 30, 2006 and 2005 include legal, auditing and other investigation-related expenses associated with the loan fraud previously disclosed in the Company’s Annual Report on Form 10-K for 2004 and subsequent related litigation (National Penn Bank v. Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789) (the “Mawhinney Litigation”). Third quarter 2006 and 2005 include pre-tax expenses of $93,000 and $150,000, respectively. Year-to-date, these pre-tax expenses totaled $542,000 and $1.4 million for 2006 and 2005, respectively. Non-interest expenses on the Company’s Consolidated Condensed Statements of Income in this Report for the three and nine-months ended September 30, 2006 reflect net recoveries of $907,000 and $856,000, respectively. These net recoveries include partial settlements of an insurance claim filed with respect to the loan fraud in the amounts of $398,000 and $1.0 million received in the first and third quarters of 2006, respectively. As previously reported by the Company in a Form 8-K filed on August 31, 2006, the Company and the insurance carrier reached a final resolution of the insurance claim in August, 2006. The Company received a final insurance payment of $1.325 million on October 2, 2006, which will be reflected in the Company’s results of operations for the fourth quarter of 2006.

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

17 of 38

The Company continues to cooperate with law enforcement authorities in their investigation.

The Company is subject to certain claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse impact on the Company’s financial condition or results of operations.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had fair value commercial loan swaps with an aggregate notional amount of $6.8 million at September 30, 2006. The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense. The Company’s swaps are marked-to-market quarterly. At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The net amount receivable (payable) for the nine months ended September 30, 2006 and 2005 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counter party. The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function. At September 30, 2006, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	September 30, 2006					December 31, 2005
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value
Pay fixed/receive variable swaps	$3,389	$(113)	7	8.13%	8.41%	$0	$0
Pay variable/receive fixed	3,389	113	7	8.41%	8.13%	0	0
Total swaps	$6,778	$0	7	8.27%	8.27%	$0	$0

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

The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets. Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth. The acquisition of Nittany Financial Corp. (Nittany) and its subsidiaries, including Nittany Bank, in first quarter 2006 was a strategic initiative by the Company in furtherance of its focused goals.

18 of 38

FINANCIAL HIGHLIGHTS

Highlights for the quarters and year-to-dates ended September 30, 2006 and 2005, were as follows:

The Company recorded a 14.6% increase in third quarter 2006 net income compared to third quarter 2005 and a 12.1% increase in net income for the first nine months of 2006 compared to the first nine months of 2005. Diluted earnings per share for the three and nine-month periods ended September 30, 2006 of $0.34 and $0.99 increased 5.6% and 5.3%, respectively compared to the same periods in 2005. The change in the percentage increase in net income when compared to the percentage increase in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Nittany.

For the nine month period ended September 30, 2006, the annualized return on average shareholders’ equity and annualized return on average assets were 12.78% and 1.25% compared to 13.09% and 1.25% for the comparable period in 2005. The decline in return on average shareholders’ equity is also due primarily to the higher levels of average equity outstanding resulting from the acquisition of Nittany. The annualized return on average tangible equity was 27.34% as of September 30, 2006 and 24.78% as of September 30, 2005.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (annualized):
Reconciliation Table for Non-GAAP Financial Measure
	As of September 30,
	2006	2005
Return on average shareholders' equity	12.78%	13.09%
Effect of goodwill and intangibles	14.56%	11.69%
Return on average tangible equity	27.34%	24.78%

Average tangible equity excludes acquisition related average goodwill and intangibles (in millions):
Average shareholders' equity	$499,234	$435,072
Average goodwill and intangibles	(265,787)	(205,252)
Average tangible equity	$233,447	$229,820

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

19 of 38

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2006 was $16.6 million, a 14.6% increase over the third quarter 2005. Net income for the nine months ended September 30, 2006 was $47.7 million, 12.1% more than for the first nine months of 2005. The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the third quarter of 2006 was $38.5 million, which increased $992,000 or 2.7% over the $37.5 million for the third quarter of 2005. Interest income for the third quarter of 2006 increased $15.8 million. Interest expense for third quarter 2006 increased $14.8 million. Net interest income for the first nine months of 2006 was $116.0 million, which increased $4.2 million or 3.7% over the $111.8 million for the first nine months of 2005. Interest income in 2006 increased $43.7 million as compared to the nine months ended September 30, 2005. Interest expense in the first nine months of 2006 increased $39.5 million over interest expense for the first nine months of 2005. The increase in interest income in 2006 is primarily due to a higher level of interest earning assets as compared to the 2005 comparable periods. For both the three and nine months ending September 30, 2006, the increase in interest expense is attributable to a greater volume of deposits, principally related to the deposits acquired from Nittany, the general rise in interest rates due to increases by the Federal Reserve, and a more aggressive pricing strategy to acquire new market share.

20 of 38

The following table presents average balances, average rates and interest rate spread information (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread*

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:

Interest bearing deposits at banks	$10,040	$248	3.30%	$8,805	$140	2.13%
Federal funds sold	164	6	4.89%	55	2	4.86%
Investment securities	1,173,040	47,726	5.44%	1,167,785	43,009	4.92%
Total loans and leases	3,426,773	183,597	7.16%	2,923,059	142,878	6.54%
Total earning assets	$4,610,017	$231,577	6.72%	$4,099,704	$186,029	6.07%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,157,919	$76,905	3.26%	$2,569,200	$41,762	2.17%
Short-term borrowings	529,510	14,587	3.68%	615,823	11,196	2.43%
Long-term borrowings	380,097	15,322	5.39%	374,984	14,336	5.11%
Total interest bearing liabilities	$4,067,526	$106,814	3.51%	$3,560,007	$67,294	2.53%

INTEREST RATE MARGIN**		$124,763	3.62%		$118,735	3.87%
Tax equivalent interest		(8,768)	(0.26%)		(6,891)	(0.22%)
Net interest income		$115,995	3.36%		$111,844	3.65%

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

21 of 38

The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands):

	Nine Months Ended September 30, 2006 over 2005
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest bearing deposits in banks	$20	$88	$108
Federal funds sold	4	-	4
Investment securities	194	4,523	4,717
Total loans and leases	24,621	16,098	40,719
Total interest income	$24,839	$20,709	$45,548
Interest expense:
Interest bearing deposits	$9,570	$25,573	$35,143
Short-term borrowings	(1,569)	4,960	3,391
Long-term borrowings	195	791	986
Total interest expense	$8,196	$31,324	$39,520
Increase (decrease) in net interest income	$16,643	$(10,615)	$6,028

Net interest income, on a taxable equivalent basis, increased $6.0 million in the first nine months of 2006, as compared to the same period in 2005. This increase is primarily due to a higher volume of interest earning assets.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.62% during the first nine months of 2006 compared to 3.87% during the first nine months of 2005. The margin declines are due to continued competitive pressures, the effects of the inverted yield curve and general overall margin compression between loan growth and higher-costing funding sources. The net interest margin continues to be a concern in future quarters as the Company anticipates continued margin compression.

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

The Company acquired $2.9 million in allowance for loan losses from Nittany in January 2006. Based on the quarterly analysis, the Company provided $561,000 to its allowance for loan and lease losses for the third quarter 2006, a decrease of $189,000 compared to the three months ended September 30, 2005. For the nine-months ended September 30, 2006, the Company provided $1.7 million to its allowance for loan and lease losses, a $749,000 decrease compared to the first nine months of 2005. The Company’s net charge-offs of $1.4 million for the first nine months of 2006 decreased by $2.4 million compared to the $3.8 million in net charge-offs at September 30, 2005. The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases.

Non-interest income increased $2.3 million or 16.6% during the third quarter of 2006 compared to the same period in 2005, as a result of wealth management income increasing $1.3 million and total deposit, cash management, and other service charges and fees increasing $668,000. For the first nine months of 2006, non-interest income increased $4.9 million or 11.6% compared to the same period in 2005, also substantially as a result of wealth management income increasing $3.5 million and total deposit, cash management, and other service charges and fees increasing $2.5 million. The growth in the wealth business segment’s income in 2006 was due primarily to fee income of $2.5 million from Vantage Investment Advisors, which joined National Penn as part of the Nittany acquisition, but also fee income from RESOURCES for Retirement, acquired in April of this year, and increased income from trust and third party investment services. The increase in total other service charges and fees was largely due to the increase in deposits acquired from Nittany and the collection of fees from a growing deposit base. As a result of continued cooling in the residential housing market, mortgage banking income was down $673,000 or 39.1% for the third quarter 2006 and $792,000 or 19.7% year-to-date 2006 over the comparable prior year periods. Insurance agency income was up $200,000 or 12.9% for the third quarter 2006 compared to third quarter 2005, although down $220,000 or 4.1% for the first nine months of 2006 compared to the prior year, as a result of reduced contingency revenue (commissions received from insurance companies based on the profitability of the business placed with them by the agency) this year. Bank owned life insurance (BOLI) income was up $950,000 and $782,000 over the third quarter and first nine months of 2005, respectively, primarily due to the receipt of a death benefit payment in the third quarter 2006. Gains on sales of investment securities for the three months ended September 30, 2006 decreased $132,000 compared to the same period in 2005, however were up $80,000 year-to-date 2006 compared to the first nine months of 2005.

22 of 38

Non-interest expenses increased $489,000 or 1.5% during the third quarter of 2006 compared to third quarter 2005, to $32.5 million. Salaries, wages and benefits increased $1.2 million or 6.5% primarily due to the acquisition of Nittany, which added 67 employees. For the first nine months of 2006, as compared to the same period in 2005, non-interest expenses increased $3.4 million or 3.6% to $98.5 million, due to salaries, wages and benefits which increased $4.9 million or 8.7% to $61.6 million as of September 30, 2006. Other operating expenses increased $672,000 or 9.4% for the third quarter 2006 as compared to the third quarter 2005 primarily as a result of increased expenses due to the addition of Nittany. The increases in compensation and other operating expenses were offset by advertising expenses, which declined by $359,000 for the third quarter of 2006, and $671,000 for the first nine months of 2006 compared to the same periods in 2005, due to a reduction in mass-market advertising. In addition, non-interest expenses include net recoveries of $907,000 and $856,000 for the three and nine-months ended September 30, 2006, respectively, as a result of partial insurance settlements on the previously reported loan fraud. Refer to Footnote 11 to the Unaudited Consolidated Condensed Financial Statements in this Report for more information on these recoveries.

Income before income taxes increased $3.0 million or 16.1% in the third quarter of 2006 compared to the same time period in 2005. Income taxes increased $914,000 or 21.1% for the quarter ended September 30, 2006 due to the 16.1% increase in pre-tax income and an increase in the effective tax rate for the quarter. The Company’s effective tax rate increased to 24.0% for the third quarter of 2006 compared to 23.0% for third quarter 2005. For the nine months of 2006, income before income taxes increased $6.4 million or 11.2% compared to the same time period in 2005. As a result of this increase in pre-tax income, income taxes increased $1.2 million or 8.6% during this period. The Company’s effective tax rate decreased to 24.6% for the first nine months of 2006, compared to 25.1% for the first nine months of 2005. The decrease in the Company’s effective tax rate year-to-date 2006 is primarily due to a $360,000 refund of federal taxes received during the first quarter of 2006 and the effect of tax free death benefit payments on BOLI received in the third quarter of 2006.

FINANCIAL CONDITION

At September 30, 2006, total assets were $5.35 billion, an increase of $744.2 million or 16.2% from the $4.60 billion at December 31, 2005. Net loans and leases, including loans held for sale, which totaled $3.54 billion at September 30, 2006, increased $542.2 million, or 18.1% compared to the $2.99 billion in net loans and leases at December 31, 2005. Loans as of September 30, 2006 include $279.4 million of loans acquired from Nittany. Loans continue to increase at a modest pace as a result of the improving economy and the increase of capital goods spending by the Company’s business customers. Loans originated for immediate resale during the first nine months of 2006 amounted to $259.2 million.

Total cash and cash equivalents decreased $11.1 million or 9.1% at September 30, 2006 when compared to December 31, 2005. Cash and due from banks decreased $15.1 million, due to a decrease in federal reserve-related balances. This decrease was partially offset by a $4.0 million increase in interest bearing deposits in banks.

For the first nine months of 2006, $181.7 million or 67.2% of the Company’s gross revenue (total interest income plus total other income) of $270.3 million through September 30, 2006 was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.

The Company’s gross loan portfolio, including loans held for sale, as of September 30, 2006 was $3.60 billion and consisted of three broad categories of loans:

•	Consumer loans to individuals to finance the purchase of personal assets or activities were $456.5 million or 12.7% of total loans.

23 of 38

•	Residential mortgage loans for the purchase or financing of an individual’s private residence were $540.5 million or 15.0% of total loans.

•	Commercial loans were $2.60 billion or 72.3% of total loans. This includes commercial real estate, commercial construction and commercial and industrial loans.

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

Commercial loans consist of lines of credit, term loans, mortgages, and leases extended to business owners or to individuals for business purposes. The types of business borrowers represented in the portfolio consist of manufacturing companies, wholesalers, distributors and warehouses, professional service providers, retailers, farmers and agricultural related industries, commercial real estate investors, and land developers. As of September 30, 2006, the commercial portfolio had a concentration in loans to commercial real estate investors and developers with loans outstanding to this group of $758.7 million, representing 29.2% of the commercial loan portfolio and 21.1% of the total loan portfolio.

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

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	September 30, 2006	December 31, 2005

Nonaccrual loans	$8,316	$11,961
Loans past due 90 or more days as to interest or principal	222	183
Total non-performing loans	8,538	12,144
Other real estate owned	1,806	-
Total non-performing assets	$10,344	$12,144

Total loans and leases, including loans held for sale	$3,595,157	$3,049,808

Average total loans and leases	$3,426,773	$3,028,408

Allowance for loan and lease losses	$59,238	$56,064
Allowance for loan and lease losses to:
Non-performing assets	572.7%	461.7%
Total loans and leases	1.65%	1.84%
Average total loans and leases	1.73%	1.85%

24 of 38

	Nine Months Ended September 30,
	2006	2005
Net charge-offs	$1,422	$ 3,785

Net charge-offs (annualized) to:	$1,901	$5,061
Total loans and leases	0.05%	0.17%
Average total loans and leases	0.06%	0.17%
Allowance for loan and lease losses	3.21%	8.97%

The decrease in non-performing assets is due primarily to a $3.6 million decrease in non-accrual loans, from $12.0 million at December 31, 2005 to $8.3 million at September 30, 2006, partially offset by the $1.8 million of other real estate owned. The decrease in non-accrual loans was comprised of decreases of $5.1 million and $3.7 million in non-accrual loans secured by non-farm, non-residential real estate and commercial and industrial loans, respectively, as compared to December 31, 2005. These decreases in non-accrual loans were primarily due to a more aggressive strategy of selling non-performing loans, as well as a general improvement in the quality of the loan portfolio. These declines were offset by an increase of $3.9 million in non-accrual loans secured by real estate for construction and land development for the comparable period. Other real estate owned as of September 30, 2006 consists primarily of $1.5 million of substantially unimproved land related to a loan to one borrower. Management anticipates that non-performing loans may increase during the remainder of 2006 as a result of the increase in the general level of interest rates and other costs, and the impact this may have on our borrower’s ability to repay their loans. Management reviews the loan portfolio quarterly to identify non-performing credits. As of September 30, 2006, commercial loans secured by real estate for construction and land development accounted for 46.5% of the total non-accrual loans. Additionally, residential real-estate secured loans and commercial and industrial loans accounted for 28.1% and 12.5% of the non-accrual loans, respectively.

Investments increased $108.2 million or 9.9% to $1.20 billion at September 30, 2006 compared to December 31, 2005, including approximately $10.0 million in investments acquired from Nittany. Investment purchases during the first nine months of 2006 were $242.7 million, primarily municipal securities, offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $103.2 million. During the first nine months of 2006, the Company sold approximately $34.3 million in investment securities available for sale. Gains on the sale of investments during the first nine months of 2006 totaled $870,000. Net pre-tax unrealized gains on the investment portfolio were $711,000 as of September 30, 2006 due to increased valuation levels in the available for sale investment securities portfolio, as a result of the recently lower interest rate environment.

The total of all other assets on the balance sheet increased $104.9 million to $500.3 million as compared to $395.5 million at December 31, 2005. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. The increase during the first nine months of 2006 was primarily due to an increase in goodwill and other intangibles of $79.1 million, substantially all of which resulted from the acquisition of Nittany. An additional increase of $14.8 million is due to an increase in Bank Owned Life Insurance (BOLI), with $5.0 million directly related to the acquisition of Nittany and $8.0 million related to purchases of additional policies in the third quarter of 2006.

The Company has invested in BOLI policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies were all rated “A+” or better as of November 2005 by A.M. Best. The earnings accruing to the Company are derived from the general account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

As the primary source of funds, aggregate deposits of $3.77 billion at September 30, 2006 increased $463.1 million or 14.0% compared to December 31, 2005. The increase in deposits during the nine months of 2006 was partially due to the acquisition of Nittany deposits totaling $250.4 million, and volume from a more aggressive pricing methodology to gain market share.

25 of 38

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $996.7 million at September 30, 2006, and $804.2 million at December 31, 2005. The increase of $192.4 million in purchased funds and borrowings is comprised primarily of a $212.8 million increase in securities sold under repurchase agreements and federal funds purchased and short-term borrowings, and a decrease in total long-term borrowings, offset by the increase in subordinated debt, of $20.4 million. Securities sold under repurchase agreements, including Federal Home Loan Bank overnight funds, increased $215.0 million to replace a reduction in funding from government deposits as a result of a less aggressive pricing strategy for these types of deposits. Other short-term borrowings decreased $2.2 million due to a reduction in a TT&L note option. The decrease in total long-term borrowings is comprised of an increase in subordinated debt as a result of the issuance of $15.5 million of debentures to NPB Capital Trust VI on January 19, 2006 that mature on March 15, 2036, offset by a $35.9 million decrease in other long-term debt due to the maturity of FHLB advances.

Shareholders’ equity increased $80.4 million from December 31, 2005 through September 30, 2006. Common stock increased $88.7 million primarily as a result of the issuance of 3.3 million common shares for the acquisition of Nittany. Retained earnings decreased $2.8 million due to the payment of cash and stock dividends, partially offset by the retention of net income. Accumulated other comprehensive income decreased $2.7 million due to increased valuation levels in the investment portfolio, as mentioned above. Treasury stock increased $2.8 million due to purchases year-to-date 2006, which were partially offset by shares issued for the acquisition of Nittany and the Company’s share-based compensation plans. Cash dividends paid during the first nine months of 2006 increased $2.3 million or 10.9% to $23.0 million compared to the cash dividends paid during the first nine months of 2005. Earnings retained during the first nine months of 2006 were 51.7% compared to 51.2% during the first nine months of 2005.

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

26 of 38

The goal of interest rate sensitivity management is to avoid significant fluctuating of net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2006 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$9,974	$ -	$ -	$ -
Investment securities	76,166	173,241	570,708	379,817
Loans and leases (1)	1,311,727	315,613	1,360,640	547,939
Other assets	-	-	-	601,723
Interest rate swap agreements	6,777	-	-	-
	$1,404,644	$488,854	$1,931,348	$1,529,479

Liabilities and equity
Non-interest bearing deposits	$ -	$ -	$ -	$495,256
Interest bearing deposits (2)	1,207,246	788,455	1,278,226	2,919
Borrowed funds	487,332	49,993	227,361	89,443
Subordinated debt	77,321	-	-	65,206
Other liabilities	-	-	-	50,686
Interest rate swap agreements	6,777	-	-	-
Shareholders’ equity	-	-	-	528,104
	$1,778,676	$838,448	$1,505,587	$1,231,614

Interest sensitivity gap	$(374,032)	$(349,594)	$425,761	$297,865

Cumulative interest rate sensitivity gap	$(374,032)	$(723,626)	$(297,865)	$ -
__________________________________

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the third calendar quarter of 2006. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

27 of 38

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

The calculated estimates of change in MVPE at September 30, 2006 are as follows (dollars in thousands):

MVPE
Change in Interest Rates	Amount	% Change
(in basis points)
+300	$756,033	(11.42)%
+200	767,846	(10.04)%
+100	814,585	(4.56)%
Flat Rate	853,503	-
-100	876,910	2.74%
-200	878,137	2.89%
-300	850,349	(0.37)%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	September 30, 2006		September 30, 2005
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(10,494)	(14.36)%	$2,000	3.13%
+200	(6,532)	(8.94)%	1,368	2.14%
+100	(3,184)	(4.36)%	732	1.15%
-100	1,455	1.99%	(1,325)	(2.08)%
-200	2,044	2.80%	(5,590)	(8.76)%
-300	1,831	2.50%	(13,001)	(20.37)%

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

28 of 38

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2006 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals or non-cancelable operating leases	$27,462	$4,069	$7,165	$5,119	$11,109
Remaining contractual maturities of time deposits	1,437,921	1,089,855	334,147	10,882	3,037
Loan commitments	1,245,776	740,332	144,758	35,209	325,477
Long-term borrowed funds	212,542	44,000	67,587	9,952	91,003
Guaranteed preferred beneficial interests in Company’s subordinated debentures	142,527	-	-	-	142,527
Letters of credit	119,236	75,843	40,337	3,046	10
Total	$3,185,464	$1,954,099	$593,994	$64,208	$573,163

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at September 30, 2006.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005

The Company	7.65%	8.42%	9.54%	10.55%	10.86%	11.88%
National Penn Bank	7.13%	7.49%	8.93%	9.42%	10.18%	10.68%
“Well Capitalized” institution (under banking regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At September 30, 2006, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2006, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

29 of 38

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

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	General economic conditions are expected to be conducive to loan growth in the high single, low double-digit percentages during the remainder of 2006.

•	The Company anticipates that the level of net charge-offs will likely be higher during the next twelve months and more in line with its historical trends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, and Footnote 12 - Derivative Financial Instruments, are incorporated herein by reference.

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For National Penn, the reports it files or submits under the Act are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of September 30, 2006, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

30 of 38

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in the Company’s Annual Report on Form 10-K for 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Company received in first quarter 2006 approximately $398,000 in partial settlement of an insurance claim filed with respect to the loan fraud previously disclosed by the Company in its Annual Report on Form 10-K for 2004. As previously reported in the Company’s current report on Form 8-K dated August 31, 2006, the Company and its insurance carrier reached a final resolution of the insurance claim in August 2006. The Company received $1,000,000 on August 31, 2006, and an additional $1,325,000 on October 2, 2006. The Company continues to cooperate with law enforcement authorities in their investigation.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of September 30, 2006.

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

31 of 38

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At September 30, 2006, approximately $77.8 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

32 of 38

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

33 of 38

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

34 of 38

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

35 of 38

Stock Repurchases

The following table (including its footnotes) provides information on repurchases by the Company of its common stock in each month of the quarter ended September 30, 2006:

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that may yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

July 1, 2006
through
July 31, 2006	523,240	$19.31	523,240	1,677,550

August 1, 2006
through
August 31, 2006	8,828	$19.20	8,828	1,668,722

September 1, 2006
through
September 30, 2006	7,210	$19.36	7,210	1,661,512

1.	Transactions are reported as of settlement dates.

2.	The Company’s current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.

3.	The total number of shares that were approved for repurchase under the Company’s current stock repurchase program was 2,060,000.

4.	The Company’s current stock repurchase program has no expiration date.

5.	The Company completed all stock repurchases authorized under a program authorized by its Board of Directors on September 24, 2003 during the period covered by the table.

6.	The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2006, no matters were submitted to a vote of National Penn shareholders.

Item 5. Other Information.

Cash Dividend

On August 23, 2006, the Board of Directors of National Penn declared a stock dividend of 3% per share paid on September 30, 2006 to shareholders of record on September 8, 2006.

On October 25, 2006, the Board of Directors of National Penn declared a cash dividend of $.1675 per share payable on November 17, 2006 to shareholders of record as of November 4, 2006.

36 of 38

Office and ATM Openings and Closings

On August 7, 2006, the Nittany Bank division opened a community office at 1300 N. Atherton Road, State College, Centre County, Pennsylvania.

Item 6. Exhibits.

10.1
Stock Repurchase Agreement dated as of July 12, 2006, between National Penn Bancshares, Inc. and the Estate of James K. Overstreet. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K, dated July 12, 2006, as filed on July 17, 2006.)

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

37 of 38

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: November 6, 2006	By /s/ Wayne R. Weidner
Wayne R. Weidner, Chairman and
Chief Executive Officer

Dated: November 6, 2006	By /s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

38 of 38