Form 10-K
period 2006-12-31
NATIONAL PENN BANCSHARES INC
filed 2007-03-01
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2006
or

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______.
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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2006, was $815.6 million.

As of February 27, 2007, the Registrant had 47,632,000 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2007 -- Part III.

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

National Penn was incorporated in January 1982. We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank. In addition, we currently conduct business through various other direct or indirect subsidiaries. These other subsidiaries are engaged in activities related to the business of banking.

•
National Penn Bank is one of the largest commercial banks headquartered in southeastern Pennsylvania. At December 31, 2006, it operated 74 community banking offices throughout nine counties in southeastern Pennsylvania, 6 community offices in Centre County, Pennsylvania, and one community office in Cecil County, Maryland.

•	At December 31, 2006, National Penn had total assets of $5.45 billion, total loans and leases of $3.63 billion, total deposits of $3.83 billion, and total shareholders’ equity of $542.9 million.

•	For the year ended December 31, 2006, we reported record net income of $64.1 million compared to net income for the year ended December 31, 2005 of $58.5 million, an increase of 9.6%.

•
As of December 31, 2006, we, together with our national bank subsidiary, National Penn Bank, had a reserve for loan and lease losses of $58.3 million, which represented 1.61% of total loans and leases outstanding of $3.63 billion.

•	At the end of 2006, we experienced our twenty-ninth consecutive year of increased earnings and increased dividends.

•	National Penn, together with National Penn Bank prior to formation of the bank holding company, have paid cash dividends without interruption for more than 130 years.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania. Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading to the west.

We primarily serve communities throughout southeastern Pennsylvania. Specifically, we have a nine-county market area in Pennsylvania --Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia, as well as the Cecil County, MD area.

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

As of January 26, 2006, we also serve the State College/Bellefonte area of Centre County, Pennsylvania, through our acquisition of Nittany Bank completed on that date.

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

Commercial Banking. Commercial banking has been our historic and ongoing business focus. Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $50 million who generally do not receive the attention of our larger, more nationally focused competitors. Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements. We believe that this helps to distinguish us from our competitors. We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans and sophisticated cash management services. As of December 31, 2006, our commercial loan portfolio was $2.65 billion, which represents 73.1% of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. In order to serve small businesses better, National Penn Bank is an approved “SBA Preferred/Express Lender” by the U.S. Small Business Administration. Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration. During 2006, National Penn Bank originated over $29.6 million of loans that qualified for U.S. Small Business Administration guarantees.

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

An example is our Manufacturing Group. The Manufacturing Group is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners, through the Manufacturing Group’s Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges. Value-added areas include industry specific seminars, newsletters, websites and a Board of Advisors that provides feedback and support to the group. At December 31, 2006, the Manufacturing Group managed relationships with loans outstanding of approximately $139.6 million.

Another example is our International Banking Group. The International Banking Group provides for customer import, export and general documentary credit, foreign exchange and international payment needs. As of December 31, 2006 the unit managed a letter of credit portfolio totaling $118.0 million. The International Banking Group has been in operation since June 2001.

A third example is our Government Banking Group, formed in 2001, which serves the unique banking needs of local government entities such as school districts, municipalities and townships. At December 31, 2006, our Government Banking Group deposits totaled $442.3 million.

Development of Fee Income. In addition to generation of fee income through our commercial banking operations, we have formed a number of specialized investment, insurance and lending subsidiaries to develop fee income and to serve specific markets.

We provide trust and investment management services through National Penn Investors Trust Company, our national trust company subsidiary. We also provide investment management services through National Penn Capital Advisors, Inc. and securities brokerage services provided by PrimeVest Financial Services, Inc. under the name National Penn Investment Services. We have provided securities brokerage services through a third party vendor since December 2004. Prior to December 2004, we provided securities brokerage services through a registered broker-dealer subsidiary. In total, our wealth management group manages and/or advises approximately $2.62 billion for over 15,000 individual and corporate accounts and contributed $14.0 million in non-interest income in 2006.

We provide insurance services through National Penn Insurance Agency, Inc. National Penn Insurance Agency generated $6.9 million in non-interest income in 2006, acquired three insurance agencies since June 2004, and now serves over 10,000 customers.

We conduct mortgage banking activities through National Penn Mortgage Company. National Penn Mortgage Company originated $353.4 million in residential mortgages and $4.3 million in mortgage banking income in 2006.

For the year ended December 31, 2006, our efforts produced total fee income for the Company of $66.9 million compared to $57.0 million for the year ended December 31, 2005.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places greater emphasis on customer service. We have segmented our market into divisions based primarily on geographic considerations. Each division is managed by a division president who reports to a designated executive officer. This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers. The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer. We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874. National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank. National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since January 2003, National Penn has grown significantly. Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets. At December 31, 2002, National Penn had $2.86 billion in total assets, and National Penn Bank conducted operations through 58 community offices. At December 31, 2006, National Penn had $5.45 billion in total assets, and National Penn Bank conducted operations through 81 community offices.

The following highlights major developments in our business of the last five years:

2002. In early 2002, National Penn Bank began a unified branding campaign emphasizing use of the “National Penn Bank” brand-name and phasing out the use of historically-based divisional names other than those relating to recent acquisitions. We also formed National Penn Leasing Company as a new commercial equipment leasing company. In August, we raised capital by issuing $63.25 million of 7.85% trust preferred securities. In September, we entered into an agreement to acquire FirstService Bank, a community bank headquartered in Doylestown, Bucks County, with seven community offices in Bucks and Montgomery Counties. This acquisition substantially strengthened our retail and commercial banking presence in Bucks County, as well as strengthened our asset management and insurance agency businesses. In October, we used a portion of the net proceeds of the August trust preferred securities offering to redeem all $40.25 million of our 9% trust preferred securities issued in 1997. Later in the year, we decided to re-focus our efforts on our core southeastern Pennsylvania markets.

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

2005. In January 2005, we acquired another established insurance agency with operations in our market area - the Krombolz Agency, Inc., based in West Chester, Chester County, Pennsylvania - and merged it into our insurance agency subsidiary, National Penn Insurance Agency, Inc. This furthered the build-out of our insurance agency business throughout our southeastern Pennsylvania geographic footprint. In July, we completed the consolidation of our wealth management subsidiaries into National Penn Investors Trust Company, a limited purpose national trust company, providing us with a unified entity to offer trust and investment management services.

2006. In January 2006, we acquired Nittany Financial Corp., a holding company headquartered in State College, Centre County, Pennsylvania, whose principal subsidiary, Nittany Bank, then conducted a community banking business through four community offices in State College and one community office in nearby Bellefonte. Nittany Financial also had $342 million under management at December 31, 2005 through its subsidiaries, Vantage Investment Advisors, L.L.C. and Nittany Asset Management, Inc. This acquisition resulted in our entry into a strong market in central Pennsylvania, and strengthened our overall asset management business. On April 10, 2006, we acquired RESOURCES for Retirement, Inc., now a part of our National Penn Capital Advisors, Inc. subsidiary. The acquisition of RESOURCES, a retirement plan advisory firm based in Newtown, PA, has enabled us to significantly expand our 401(k) business to larger companies.

Lending

Underwriting and Credit Administration

Our Directors’ Risk Management Committee oversees our lending practices and policies. Our policies require that loans meet sound underwriting criteria. The Committee approves loan authority for certain officers to be used individually or jointly and for the Loan Committee of National Penn Bank. Any loan request for an amount exceeding individual or joint approval authority levels must be approved by the Loan Committee. The Loan Committee consists of Glenn Moyer (National Penn President and Chief Executive Officer), Paul McGloin (Chief Lending Officer), Hugh Marshall (EVP and Chief Credit Officer), Bruce Smith (EVP, Middle Market Lending), Scott Gruber (EVP, Manufacturing Group and SBA Lending), and Scott Labenberg (SVP and Regional Credit Officer). The Loan Committee considers commercial business loan requests from $7.5 million up to National Penn Bank’s single borrower lending limit.

National Penn Bank originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, equipment vendors, and purchases some leases through other financial institutions.

As part of our credit administration process, we have an asset quality review performed by an outside consultant. Their review consists of sampling the commercial business and commercial real estate portfolio, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality. National Penn Bank’s CEO and senior lending and credit administration personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within this portfolio.

Loan Portfolio

At December 31, 2006 and 2005, our portfolio was composed of the following loan types
(dollars in thousands):

	December 31, 2006		December 31, 2005
	Percentage of Portfolio		Percentage of Portfolio
Commercial Real Estate
Commercial Properties	$497,659	13.70%	$289,432	9.49%
Residential Subdivision	179,740	4.95	196,038	6.43
Multifamily	89,633	2.47	63,702	2.09
Commercial Business Loans
Commercial Term Loans & Mortgages	1,419,176	39.07	1,326,531	43.50
Lines of Credit	430,480	11.85	387,320	12.70
Leases	37,428	1.03	34,944	1.15
Consumer Loans
Residential Mortgages	413,998	11.40	245,260	8.04
Home Equity Loans	357,661	9.85	254,591	8.35
Home Equity Lines of Credit	166,824	4.59	233,347	7.65
Other Loans	39,338	1.08	18,643	0.60

Total Loans	$3,631,937	100.00%	$3,049,808	100.00%

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

Residential Subdivision - These loans are made to residential subdivision developers for the building of residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses. Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers. Terms of the loan are generally for one to three years. Interest rates are usually floating, generally based on the Wall Street Journal prime rate or 30-day London Inter-Bank Offered Rate (LIBOR) plus an increment.

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

Commercial Lines of Credit - As of December 31, 2006, National Penn Bank had lines of credit representing $1.1 billion in commitments to business owners. The lines finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses. Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level. Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided. Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, machinery and equipment. Sometimes the collateral will include the business real estate or the business owner’s personal residence. Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash. Interest rates are usually floating and are generally based on Wall Street Journal Prime rate, or the 30 day London Inter-Bank Offered Rate (LIBOR).

Small Business Loans - National Penn Bank is a preferred lender as designated by the U.S. Small Business Administration (SBA). As such, National Penn Bank originates loans to business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 85% of the loan amount dependent on the form of the loan. SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory. The term of SBA loans can range from a few months up to 20 years dependent upon the purpose and collateral offered. SBA regulations limit interest rates and terms. In calendar year 2006 National Penn Bank originated $29.6 million SBA guaranteed loans, up 58.3% from $18.7 million originated in 2005. The Bank actively sells the guaranteed portion of these loans in the secondary market.

Leasing - National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC). NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation, and construction sectors. Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment. Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the lessee as well as the type of equipment involved. NPLC started business in December 2002 and at December 31, 2006, had total leases outstanding of $37.4 million.

Consumer Lending

General - National Penn Bank provides loans to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs. Through its subsidiary, Penn 1st Financial Services, Inc. (operating under the trade name “National Penn Mortgage Company”), National Penn Bank originates first lien residential mortgages throughout southeastern Pennsylvania, New Jersey, Maryland, Virginia, North Carolina and South Carolina. In 2006, National Penn Mortgage Company originated $338.3 million in first lien residential mortgages up from $337.2 million in 2005. All residential mortgages are sold to secondary market investors or held within National Penn Bank’s investment or loan portfolios. At year-end 2006, the residential mortgages held in National Penn Bank’s loan portfolio totaled $414.0 million compared to $245.3 million as of December 31, 2005.

National Penn Bank also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division. The majority of National Penn Bank’s consumer loans are secured by the borrower’s residential real estate in either a first or second lien position. National Penn Bank requires a loan to value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength. National Penn Bank originates all of its home equity loans and home equity lines of credit directly with its customers. National Penn Bank has a small indirect loan portfolio in which the transactions are initiated through a third party, generally an auto dealer or equipment vendor, and subsequently funded by National Penn Bank. This “indirect” loan portfolio had total loans outstanding at December 31, 2006, of $3.6 million.

Investment Policies and Strategies

The investment portfolio includes the National Penn Bank portfolio and the National Penn Investment Company portfolio. The National Penn Bank portfolio totaled $1.21 billion at December 31, 2006 and $1.05 billion at December 31, 2005. The investment company portfolio was $41.3 million at December 31, 2006 and $39.2 million at December 31, 2005. At December 31, 2006, National Penn Investors Trust Company had a small investment portfolio of $3.3 million as a vehicle to invest its capital.

National Penn Bank’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of the Bank investment portfolio is to provide a secondary source of liquidity, and the secondary purpose is to provide a source of income. With liquidity as the primary focus, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio to provide a steady cash flow stream. Virtually all of the National Penn Bank investment portfolio supports our funding pledging needs (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we follow a strategy of shortening the duration of the Bank portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high In 2006 we continued our strategy of purchasing long-term securities established later in 2005. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we consider the impact of the investment portfolio in the Company’s overall interest rate risk position. We therefore might adjust this strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

In 2006 and 2004, we pooled our own production of ten and fifteen year fixed rate mortgage loans and converted the loans to FHLMC securities in order to transfer assets to the investment portfolio. This is a more price-efficient way to add mortgage-backed securities to our portfolio as compared to purchasing mortgage-backed securities in the secondary market. These loans, when securitized, are more liquid and also support our deposit pledging needs. There were no securitizations in 2005.

National Penn Investment Company’s portfolio consists primarily of investments in regional or community banking organizations. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains. The common stock is readily marketable, but there is not an active secondary market in the trust preferred securities. Our strategy in the trust preferred portfolio is to invest in other banks where we can understand the financial performance and risks involved, while enjoying a higher return. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, at $22.7 million, is relatively small so the impact on capital is not material.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2006, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2007.

Employees

At December 31, 2006, National Penn and its subsidiaries had 1,247 full- and part-time employees.

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

The BHCA further prohibits National Penn from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve, by regulation or by order, to be so “closely related to banking” as to be a “proper incident” thereto. The BHCA does not place territorial restrictions on the activities of such non-banking-related businesses.

The Federal Reserve’s regulations concerning permissible non-banking activities for National Penn provide fourteen categories of functionally related activities that are permissible non-banking activities. These are:

• Extending credit and servicing loans.

•	Certain activities related to extending credit.

•	Leasing personal or real property under certain conditions.

•	Operating non-bank depository institutions, including savings associations.

•	Trust company functions.

•	Certain financial and investment advisory activities.

•	Certain agency transactional services for customer investments, including securities brokerage activities.

•	Certain investment transactions as principal.

•	Management consulting and counseling activities.

•	Certain support services, such as courier and printing services.

•	Certain insurance agency and underwriting activities.

•	Community development activities.

•	Issuance and sale of money orders, savings bonds, and traveler’s checks.

•	Certain data processing services.

Depending on the circumstances, Federal Reserve approval may be required before National Penn or its non-bank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

Dividend Restrictions

National Penn is a legal entity separate and distinct from National Penn Bank and National Penn’s other direct and indirect non-bank subsidiaries.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be “Tier 1 capital”. Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”). At December 31, 2006 National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 9.77% and 11.11%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2006, National Penn’s leverage ratio was 7.79%.

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

At December 31, 2006, National Penn Bank qualified as “well capitalized” under these regulatory standards. See Footnote 18 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”). These assessments fund both the Bank Insurance Fund (“BIF”) for banks and the Savings Association Insurance Fund (“SAIF”) for savings associations. The assessments are based on the risk classification of the depository institutions. National Penn Bank was not subject to any regular insurance assessments by the FDIC in 2006. Under current FDIC practices, National Penn Bank does not expect to be required to pay regular insurance assessments to the FDIC in 2007.

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

Regulation of Other Subsidiaries

National Penn’s direct non-bank subsidiaries are subject to regulation by the Federal Reserve. In July 2005, National Penn converted Investors Trust Company from a state-chartered trust company regulated by the Federal Reserve and the Pennsylvania Department of Banking to a limited purpose national trust company regulated by the OCC. National Penn Bank’s other direct non-bank subsidiaries are subject to regulation by the OCC.

In addition, National Penn Capital Advisors, Inc., an investment advisory firm, and Vantage Investment Advisors, L.L.C., the investment advisory firm acquired in the Nittany acquisition, are each subject to regulation by the SEC, various state securities regulators and the NASD. National Penn Bank’s insurance agency subsidiaries are also subject to regulation by the Pennsylvania Insurance Department.

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

Interest Rate Swaps

Information about the Company’s interest rate swap derivatives is set forth in Footnotes 1 and 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report and is incorporated herein by reference.

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

Changes in the interest rate environment may reduce profits. The primary source of income for National Penn is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect National Penn’s net interest spread, asset quality, loan origination volume and overall profitability.

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

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2006, approximately $86.1 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

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

•	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.

•	Maintaining information security, and dealing with any breach of information security, may be more difficult and expensive than expected and may present operational or reputation risks.

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

•
The market price and liquidity of National Penn’s common stock may be adversely affected by changes in the mix of retail and institutional shareholders. In the current environment of increased investor activism, including hedge fund investment policies and practices, management’s attention to company operations could be diverted and/or disrupted.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

National Penn does not own or lease any property. As of December 31, 2006, National Penn Bank owns 52 properties and leases 61 other properties; and National Penn’s other direct and indirect subsidiaries lease 9 properties. The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512.

National Penn Bank presently has 80 community offices located in the following Pennsylvania counties: Berks, Bucks, Centre, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton, and Philadelphia, as well as one located in Cecil County, Maryland. In addition to these offices, National Penn Bank presently owns or leases 80 automated teller machines located throughout these eleven counties, all of which are located at community office locations except for 15 that are “free-standing” (not located at an office).

Due to its growth, the Company continues to experience an operations space shortage. In 2005, the Company acquired land in Amity Township, Berks County, PA for the purpose of possible future construction of an operations center. In fourth quarter 2006, the Company expanded its approach and entered into an agreement to purchase a building located in Amity Township, Berks County, PA to become an operations facility when the current tenant vacates the property at the end of its current lease. Settlement is currently pending. The Company is in the process of disposing of the land acquired in 2005.

Item 3. LEGAL PROCEEDINGS.

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the National Penn shareholders during the fourth calendar quarter of 2006.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The principal executive officers of National Penn, as of February 28, 2007, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Wayne R. Weidner	64
Chairman of National Penn. Chairman and Chief Executive Officer of National Penn from January 2004 until December 2006. Chairman, President and Chief Executive Officer of National Penn from January 2002 until December 2003. President and Chief Executive Officer of National Penn in 2001, and President from 1998 to 2000.

Glenn E. Moyer	55
President and Chief Executive Officer of National Penn and Chairman, President and Chief Executive Officer of National Penn Bank. President of National Penn and President and Chief Executive Officer of National Penn Bank from December 2003 to December 2006. Executive Vice President of National Penn from April 2001 to December 2003 and President and Chief Operating Officer of National Penn Bank from January 2001 to December 2003.

Bruce G. Kilroy	57	Group Executive Vice President of National Penn since January 2001. President of National Penn Bank’s Lehigh Valley Division from February 1997 to December 2004.

Garry D. Koch	52	Group Executive Vice President and Director of Risk Management of National Penn since January 2001.

Paul W. McGloin	59
Group Executive Vice President and Chief Lending Officer of National Penn since January 2002. Executive Vice President of National Penn Bank from March 2001 to January 2002. President of National Penn Bank’s Main Line/Chestnut Hill/Philadelphia Division since March 2001.

Sharon L. Weaver	59	Group Executive Vice President of National Penn since January 2001.

Sandra L. Spayd	63
Group Executive Vice President, Secretary and Corporate Governance Officer of National Penn. Corporate Secretary of National Penn Bank. Executive Vice President and Corporate Secretary of National Penn Bank from January 2002 to January 2004. Senior Vice President and Corporate Secretary of National Penn Bank prior to January 2002.

Gary L. Rhoads	52	Group Executive Vice President, Treasurer and Chief Financial Officer of National Penn. Chief Financial Officer of National Penn Bank since January 2001.

Michael R. Reinhard	49
Group Executive Vice President and Corporate Planning Officer of National Penn since January 2004. Executive Vice President of National Penn Bank from January 2002 to January 2004. Senior Vice President of National Penn Bank prior to January 2002.

Michelle H. Debkowski	38
Executive Vice President and Chief Accounting and Investor Relations Officer of National Penn, CPA, CRP. Senior Vice President from January 2003 to December 2006. Regulatory Compliance Director of National Penn from August 1995 to October 2004.

H. Anderson Ellsworth	59
Executive Vice President and Securities Law Compliance Director of National Penn. Senior Vice President from October 2004 to December 2006. Prior thereto, Attorney, President and Shareholder of Ellsworth, Carlton, Mixell & Waldman, P.C. (law firm).

Janice S. McCracken	42	Executive Vice President and Director of Finance and Management Accounting of National Penn. Senior Vice President from December 2002 to December 2006.

The Chairman and President/CEO of National Penn are elected by National Penn’s Board of Directors and serve until they resign, retire, become disqualified, or are removed by the Board. Other National Penn executive officers are approved by the Compensation Committee of the Board and serve until they resign, retire, become disqualified, or are removed by the Committee.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”. As of February 28, 2007, National Penn had 4,946 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock, for the periods indicated, after giving retroactive effect to a 3% stock dividend at September 30, 2006, and a five-for-four stock split at September 30, 2005.

MARKET VALUE OF COMMON STOCK

	2006

	High	Low

1st Quarter	$22.12	$19.24
2nd Quarter	20.45	17.83
3rd Quarter	20.39	18.30
4th Quarter	21.00	19.23

	2005

	High	Low

1st Quarter	$21.35	$18.60
2nd Quarter	19.90	17.42
3rd Quarter	21.49	18.70
4th Quarter	20.39	17.61

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2006	2005

1st Quarter	$0.1602	$0.1553
2nd Quarter	0.1602	0.1553
3rd Quarter	0.1602	0.1553
4th Quarter	0.1675	0.1602

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

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market under the symbol “NPBCO”. These securities have a par value of $25.00 and the preferred dividend is 7.85%.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2006:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
			Part of Publicly	yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs

October 1, 2006
Through
October 31, 2006	7,170	$20.38	7,170	1,654,342

November 1, 2006
Through
November 30, 2006	7,889	$20.34	7,889	1,646,453

December 1, 2006
Through
December 31, 2006	6,800	$20.25	6,800	1,639,653

1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,060,000 (as adjusted for the 3% stock dividend on September 30, 2006).

4.	National Penn's current stock repurchase program has no expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table. National Penn’s prior stock repurchase program was completed during third quarter 2006.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index and the Nasdaq Bank Stock Index during the last five years. The graph shows the value of $100 invested in National Penn common stock and both indices on December 31, 2001 and the change in the value of National Penn's common shares compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
National Penn Bancshares, Inc.	100.00	131.17	172.21	191.56	170.02	192.33
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53
SNL Bank and Thrift	100.00	93.96	127.39	142.655	144.89	169.30

Source: SNL Financial L C, Charlottesville, VA © 2007

Item 6. SELECTED FINANCIAL DATA
Five-Year Statistical Summary
(dollars in thousands, except share and per share data)

Year Ended	2006	2005	2004	2003	2002
BALANCE SHEET (1)
Total assets (5)	$5,452,288	$4,603,389	$4,481,094	$3,514,457	$2,860,084
Total deposits	3,825,633	3,309,046	3,143,193	2,435,296	1,925,964
Loans and Leases, net (2)	3,573,631	2,993,744	2,816,849	2,221,434	1,744,829
Total investment securities	1,261,882	1,091,714	1,189,803	934,375	650,930
Total shareholders’ equity (5)	542,869	447,668	430,426	319,696	224,182
Book value per share (3), (5)	11.32	10.02	9.69	8.18	6.41
Percent shareholders’ equity to assets (5)	9.96%	9.72%	9.61%	9.10%	7.84%

Trust and other assets under management	2,620,076	1,651,322	1,284,264	1,038,756	778,246

EARNINGS (1), (4)
Total interest income	$302,185	$242,586	$198,775	$165,648	$163,178
Total interest expense	148,826	93,937	60,493	51,099	61,098
Net interest income	153,359	148,649	138,282	114,549	102,080
Provision for loan and lease losses	2,541	3,200	4,800	9,371	13,585
Net interest income after provision for
loan and lease losses	150,818	145,449	133,482	105,178	88,495
Other income	66,867	57,016	46,774	41,285	36,550
Other expenses (5)	133,331	125,064	119,229	104,344	83,126
Income before income taxes (5)	84,354	77,401	61,027	42,119	41,919
Income taxes (5)	20,245	18,921	14,243	8,238	8,303
Net income from continuing operations (5)	64,109	58,480	46,784	33,881	33,616
Net income from discontinued operations	-	-	-	8,621	2,060
Net income (5)	$64,109	$58,480	$46,784	$42,502	$35,676

Cash dividends paid	$31,039	$27,973	$25,199	$21,234	$17,664
Dividend payout ratio (5)	48.42%	47.83%	53.86%	49.96%	49.51%
Return on average assets (5)	1.24%	1.29%	1.04%	1.21%	1.25%
Return on average shareholders’ equity (5)	12.6%	13.4%	10.9%	13.3%	15.9%

PER SHARE DATA (3)
Per Share of Common Stock-basic (5)
Income from continuing operations	$1.35	$1.31	$1.11	$0.88	$0.96
Discontinued operations	-	-	-	0.23	0.06
Net Income	$1.35	$1.31	$1.11	$1.11	$1.02
Per Share of Common Stock-diluted (5)
Income from continuing operations	$1.33	$1.29	$1.09	$0.86	$0.95
Discontinued operations	-	-	-	0.22	0.05
Net Income	$1.33	$1.29	$1.09	$1.08	$1.00
Dividends paid in cash	$0.650	$0.626	$0.603	$0.550	$0.500
Dividends paid in stock	3%	5-for-4	5-for-4	5%	5%
		stock split	stock split
SHAREHOLDERS AND STAFF
Average shares outstanding-basic (3)	47,491,081	44,628,677	42,021,188	38,323,946	35,111,254
Average shares outstanding-diluted (3)	48,291,413	45,369,941	42,939,743	39,286,491	35,571,967
Shareholders of record	4,946	4,374	4,316	3,684	3,346
Staff - Full-time equivalents	1,197	1,141	1,098	940	840

(1)	Balances have been adjusted for the sale in 2003 of Panasia Bank. N.A. which is being presented as discontinued operations.
(2)	Includes loans held for sale.
(3)	Restated to reflect a 3% stock dividend in 2006, 5-for-4 stock split in 2005 and 2004, 5% stock dividend in 2003 and 2002.
(4)
Results of operations are included for the Nittany Bank acquisition for the period January 26, 2006 through December 31, 2006, the Peoples Bank of Oxford acquisition for the period July 1, 2004 through December 31, 2004, HomeTowne Heritage Bank for the period December 12, 2003 through December 31, 2003 and the FirstService Bank for the period February 25, 2003 through December 31, 2003.

(5)	Reflects the adoption of FAS 123(R) under the modified retrospective method.

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

The Company’s strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business. The acquisition of Nittany Financial Corp. and its subsidiary, Nittany Bank, in the first quarter of 2006 is a strategic initiative by the Company in furtherance of its focused goals.

The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. Continued interest margin compression makes asset growth a priority, as well as the development of fee income. The Company’s goal is for asset growth each year to be generated through a combination of internal growth and growth by mergers and acquisitions. In 2006, approximately one-half of the Company’s asset growth was internally generated, and the other half was attributable to the Nittany acquisition. In the fee income area, the Company’s goal is to develop its wealth management and insurance businesses more fully throughout the Company’s entire geographic footprint. In 2005, substantially all of the Company’s asset growth was internally generated.

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty. Forward-looking statements include information concerning possible or assumed future results of operations by the Company. When we use words such as “believe”, “expect”, “anticipate”, or similar expressions, we are making forward-looking statements. Additional information concerning forward-looking statements is contained in this Report at Item 1A. Risk Factors, which is incorporated by reference into this Management’s Discussion and Analysis.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with GAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of June 30, 2006, the Company has not identified any impairment of its goodwill. No events occurred during third or fourth quarter 2006 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

FINANCIAL CONDITION

At December 31, 2006, total assets were $5.45 billion, an increase of $848.9 million or 18.4% from the $4.60 billion at December 31, 2005. The increase in assets in 2006 is reflected primarily in the net loan and lease category and the investments category, which increased $579.9 million and $170.2 million, respectively.

Total assets at the end of 2005 increased $122.3 million or 2.73% to $4.60 billion over the $4.48 billion at year-end 2004. The increase in assets in 2005 is reflected primarily in the net loan and lease category, the cash and due from banks category and the other assets category, which increased $175.4 million, $31.4 million and $11.5 million, respectively. These increases were offset by a $98.1 million decrease in investments over the prior year.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, increased to $3.57 billion during 2006, an increase of $579.9 million or 19.4% compared to 2005. The Company gained $279.4 million in net loans in 2006 in the acquisition of Nittany. Excluding the Nittany loans, core loan growth was 9.9% in 2006. Net loans increased $176.9 million in 2005 or 6.3% compared to 2004. Residential mortgages originated for immediate resale during the year ended December 31, 2006 amounted to $353.4 million. The Company had $18.5 million in loans held for sale at December 31, 2006.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the year-end composition of the Company’s loan portfolio (in thousands) (1):

	2006	2005	2004	2003 (2)	2002 (2)

Commercial and Industrial Loans and Leases	$780,475	$708,653	$625,554	$482,884	$355,977
Real Estate Loans:
Construction and Land Dev.	311,163	206,201	201,410	149,531	122,129
Residential	1,407,437	1,078,772	1,025,955	754,977	677,559
Other (non-farm, non-residential)	1,076,141	995,596	957,677	828,843	574,443
Loans to Individuals	56,721	60,586	63,843	54,466	55,299
Total	$3,631,937	$3,049,808	$2,874,439	$2,270,701	$1,785,407

(1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in Item 1. “Lending”, of this Report.

(2) Balances have been adjusted for the sale in 2003 of Panasia Bank, N.A.

Maturities and sensitivity to changes in interest rates in certain loan categories in the Company’s loan portfolio at December 31, 2006, are summarized below (in thousands):

	One Year or Less*	After One Year to Five Years	After Five Years	Total

Commercial and Industrial Loans and Leases	$442,685	$206,651	$131,139	$780,475
Construction and Land Dev.	159,560	102,676	48,927	311,163
	$602,245	$309,327	$180,066	$1,091,638

*Demand loans, past-due loan and overdrafts are reported in “One Year or Less.”

Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2006, are summarized below (in thousands):

	After One Year to Five Years	After Five Years

Predetermined Interest Rate	$218,571	$141,415
Floating Interest Rate	90,756	38,651
Total	$309,327	$180,066

Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company’s policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers’ use of their lines of credit that are at floating interest rates. As of December 31, 2006, the Company’s outstanding lines of credit to customers total $452.0 million.

RISK ELEMENTS - LOANS

A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Restructured loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

Nonperforming Assets (in thousands):

	December 31,
	2006	2005	2004	2003	2002
Non-accrual Loans	$8,554	$11,961	$11,103	$13,673	$14,046

Loans Past Due 90 or More Days as to Interest or Principal	94	183	870	318	928
Total Nonperforming Loans	8,648	12,144	11,973	13,991	14,974

Other Real Estate Owned	1,291	-	-	735	318

Total Nonperforming Assets	$9,939	$12,144	$11,973	$14,726	$15,292

Gross Amount of Interest that Would Have Been Recorded at Original Rate on Non-accrual and Restructured Loans	$662	$878	$492	$449	$709

Interest Received From Customers on Non-accrual and Restructured Loans	247	441	835	613	463

Net Impact on Interest Income of Non-performing Loans	$415	$437	$(343)	$(164)	$246

The allowance for loan and lease losses to non-performing assets was 587% and 462% at December 31, 2006 and 2005, respectively. Another measure of the Company’s credit quality is reflected by the ratio of net charge-offs to total loans and leases of 0.09% for 2006 versus 0.16% for 2005, and the ratio of non-performing assets to total loans of 0.27% at December 31, 2006 compared to 0.40% at December 31, 2005. Of the $3.2 million in net charge-offs in 2006, $1.7 million were commercial and industrial loans.

Additional discussion regarding non-performing assets is set forth in the paragraph of this Item 7 titled “Allowance for Loan and Lease Losses”.

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

Investments of both held to maturity and available for sale securities increased $170.2 million or 15.7% to $1.26 billion at December 31, 2006 compared to December 31, 2005. Investment purchases during 2006 were $307.9 million, primarily mortgage-backed and municipal securities. This increase was partially offset by investment calls and maturities and the amortization of mortgage-backed securities totaling $135.4 million. Also during 2006, the Company sold approximately $49.1 million in investment securities available for sale resulting in $870,000 in net gains. The sale proceeds were re-deployed into higher-yielding investments. Additionally, $11.1 million of investment securities were added to the portfolio as a result of the Nittany acquisition.

A summary of investment securities available for sale at December 31, 2006, 2005 and 2004 follows (in thousands):

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasury	$-	$-	$-	$-	$17,232	$17,170
US Government agency	152,500	150,133	178,412	175,650	202,053	203,574
State and municipal	269,975	278,893	232,738	243,289	261,906	279,565
Mortgage-backed	510,367	499,922	468,758	458,460	529,033	530,221
Marketable equity & other	73,251	81,949	56,298	63,707	57,974	68,306
Total	$1,006,093	$1,010,897	$936,206	$941,106	$1,068,198	$1,098,836

A summary of investment securities held to maturity at December 31, 2006, 2005 and 2004 follows (in thousands):

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and municipal	$183,506	$184,685	$71,396	$70,820	$-	$-
Mortgage-backed	67,479	64,890	79,212	76,808	90,967	90,621
Total	$250,985	$249,575	$150,608	$147,628	$90,967	$90,621

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2006 are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Securities Available for Sale - Yield by Maturity (dollars in thousands):

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
US Government agency	10,912	4.02	135,324	4.19	3,897	4.59	0	-	150,133	4.19
State and municipal	2,880	5.84	24,543	6.22	60,976	7.75	190,494	7.52	278,893	7.44
Mortgage-backed	4,616	3.93	145,570	3.86	56,227	3.68	293,509	5.16	499,922	4.60
Marketable equity & other	501	8.48	4,215	6.16	0	-	77,233	3.94	81,949	4.08
Total	$18,909	4.40%	$309,652	4.22%	$121,100	5.76%	$561,236	5.79%	$1,010,897	5.28%

Securities Held to Maturity at Market Value (dollars in thousands):

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal	$-	-%	$-	-%	$-	-%	$184,685	6.58%	$184,685	6.58%
Mortgage-backed	-	-	64,890	3.94	-	-	-	-	64,890	3.94
Total	$-	-%	$64,890	3.94%	$-	-%	$184,685	6.58%	$249,575	5.90%

OTHER ASSETS

Other assets on the balance sheet increased to $505.6 million, an increase of $110.1 million compared to the $395.5 million at December 31, 2005. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments and other assets. Goodwill and other intangibles accounted for $79.7 million (net of amortization of intangibles) of the increase, resulting from the Nittany acquisition in 2006. An additional increase of $16.0 million was due to an increase in Bank Owned Life Insurance (BOLI), with $5.0 million directly related to the acquisition of Nittany and $8.0 million related to purchases of additional policies during 2006; the remainder is the increase in BOLI is the cash surrender value of the insurance policies held by the Company.

As of December 31, 2005, other assets increased $14.9 million or 3.9% compared to December 31, 2004. BOLI increased $3.1 million due to the increased cash surrender value of the insurance policies held by the Company. An additional $6.0 million increase in other assets was due to the increase in unconsolidated investments under the equity method. The “other assets” category accounted for $5.5 million of the increase, due to a deferred tax asset account associated with valuation of the investment portfolio.

DEPOSITS

As the primary source of funds, aggregate year-end deposits of $3.83 billion at December 31, 2006 increased $516.6 million or 15.6% compared to 2005. The increase in 2006 was primarily due to the addition of Nittany Bank deposits of $250.4 million and other growth in deposits of $266.2 million, of which $227.7 million was time deposits. In 2006, non-interest bearing deposits decreased $458,000 and interest bearing deposits increased $517.0 million.

Deposits of $3.32 billion at December 31, 2005 increased $165.9 million or 5.3% compared to deposits at December 31, 2004. The increase in 2005 was due to aggressively recapturing core deposits through promotional deposit rates. The deposit growth in 2005 consisted primarily of $171.8 million in interest bearing deposits. Non-interest bearing deposits decreased $6.0 million.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2006 (dollars in thousands):

	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand deposits	$502,168	--%	$511,620	--%	$460,759	--%
Savings deposits	1,775,115	2.62%	1,570,145	1.61%	1,551,289	1.00%
Time deposits	1,426,302	4.29%	1,050,061	3.38%	747,570	3.01%
Total	$3,703,585	2.91%	$3,131,826	1.94%	$2,759,618	1.38%

The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $535.1 million in 2006, $481.0 million in 2005, and $246.9 million in 2004.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2006. The Company has no other time deposits of $100,000 or more as of December 31, 2006 (dollars in thousands):

Maturity

3 months or less	$174,925
Over 3 through 6 months	107,351
Over 6 months through 12 months	177,021
Over 12 months	75,806
Total	$535,103

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $1.0 billion at the end of 2006, a $216.8 million or 27.0% increase compared to year-end 2005. Total securities sold under repurchase agreements declined $73.4 million, due to a decline in cash management repurchase agreements which were redirected to a new cash management vehicle classified as a money market account. Federal funds purchased increased $61.5 million since December 31, 2005. Long-term borrowings increased $227.8 million as a result of paying down short-term borrowings to lock in lower long-term rates and an increase in subordinated debt acquired from Nittany.

Total borrowings and purchased funds of $804.2 million at December 31, 2005 represents a decline in total borrowings and purchased funds at December 31, 2004 by $66.8 million or 7.7%. Total securities sold under repurchase agreements declined $67.0 million, due to the repayment of FHLB repurchase agreements. Federal funds purchased also declined $18.0 million since December 31, 2004. Long-term borrowings increased $18.5 million as a result of paying down short-term borrowings to lock in lower long-term rates.

A summary of each category of short-term borrowings for 2006, 2005, and 2004 is included in Footnote 7 and is incorporated herein by reference.

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2006, 2005 and 2004:

Average Balances, Average Rates, and Interest Rate Spread*
(Dollars in thousands)
	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$8,020	$369	4.60%	$7,629	$174	2.28%	$6,995	$83	1.19%

U.S. Treasury	-	-	-	10,578	270	2.55	9,721	205	2.11
U.S. Government agencies	734,592	33,320	4.54	761,846	31,737	4.17	660,528	27,183	4.12
State and municipal*	377,520	27,218	7.21	295,421	21,156	7.16	268,348	19,681	7.33
Other bonds and securities	72,915	3,932	5.39	75,904	3,575	4.71	61,958	3,122	5.04
Total investments	1,185,027	64,470	5.44	1,143,749	56,738	4.96	1,000,555	50,191	5.02
Federal funds sold	605	31	5.12	1,354	58	4.28	7,788	84	1.08
Trading account securities	-	-	-	-	-	-	-	-	-
Commercial loans and lease financing*	2,554,608	190,941	7.47	2,351,433	157,103	6.68	2,037,361	123,364	6.06
Installment loans	424,108	28,326	6.68	333,216	20,871	6.26	270,628	16,490	6.09
Mortgage loans	491,665	30,140	6.13	290,758	16,869	5.80	288,801	16,896	5.85
Total loans and leases	3,470,381	249,407	7.19	2,975,407	194,843	6.55	2,596,790	156,750	6.04
Total earning assets	4,664,033	$314,277	6.74%	4,128,139	$251,813	6.10%	3,612,128	$207,108	5.73%
Allowance for loan and lease losses	(59,178)			(57,010)			(54,803)
Non-interest earning assets	577,292			473,402			417,324

Total assets	5,182,147			4,544,531			3,974,649

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,201,417	$107,711	3.36%	$2,620,206	$60,765	2.32%	$2,298,859	$38,140	1.66%
Securities sold under repurchase agree-
ments and federal funds purchased	500,372	18,394	3.68	553,872	13,496	2.44	501,781	6,246	1.24
Short-term borrowings	7,271	282	3.88	4,936	142	2.88	5,077	55	1.08
Long-term borrowings	414,316	22,439	5.42	375,124	19,534	5.21	316,659	16,053	5.07
Total interest bearing liabilities	4,123,376	$148,826	3.61%	3,554,138	$93,937	2.64%	3,122,376	$60,494	1.94%
Non-interest bearing deposits	502,168			511,620			460,759
Other non-interest bearing liabilities	49,508			42,171			29,817

Total liabilities	4,675,052			4,107,929			3,612,952
Equity capital	507,095			436,602			361,697
Total liabilities and equity capital	$5,182,147			$4,544,531			$3,974,649
INTEREST RATE MARGIN**		$165,451	3.55%		$157,876	3.82%		$146,614	4.06%
Tax equivalent interest		12,092	0.26%		9,227	0.22%		8,333	0.23%
Net interest income		$153,359	3.29%		$148,649	3.60%		$138,281	3.83%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loan outstandings, net of unearned income, include non-accruing loans.
Fee income included.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $95.2 million from December 31, 2005 through December 31, 2006 to $542.9 million. Retained earnings increased $5.8 million due to the retention of net income, partially offset by cash dividends declared, in 2006. Accumulated other comprehensive income decreased $1.4 million due primarily to an adjustment for a change in pension plan accounting as a result of the Company’s adoption of FAS158 effective December 31, 2006. Cash dividends paid in 2006 increased $3.1 million or 11.0% to $31.0 million compared to the cash dividends paid during 2005. Earnings retained during 2006 were 51.6% compared to 53.2% during 2005. The Company paid a 3% stock dividend on September 30, 2006 and split its common stock five-for-four on September 30, 2005.

RESULTS OF OPERATIONS

The Company recorded a 9.6% increase in net income to $64.1 million in the year ended December 31, 2006, compared to net income of $58.5 million in the year ended December 31, 2005. Diluted earnings per share increased $0.04 or 3.1% for the year ended December 31, 2006 to $1.33 per share from $1.29 in the year ended December 31, 2005 and $1.09 in the year ended December 31, 2004. The difference in the percentage increase in net income when compared to the percentage increase in diluted earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the issuance of 3,264,226 shares of common stock for the acquisition of Nittany, which was completed on January 26, 2006. Net income for 2005 of $58.5 million was 25.0% more than the $46.8 million reported in 2004. On a per share basis, basic earnings were $1.35, $1.31 and $1.11 for 2006, 2005, and 2004 respectively.

Financial results for the years ended December 31, 2006, 2005 and 2004 include expenses and/or recoveries associated with the 2004 fraud loss. Information regarding the impact on financial results for these years is disclosed in the section entitled Basis of Financial Statement Presentation in Footnote 1, incorporated herein by reference.

For the year ended December 31, 2006, the return on average shareholders’ equity and return on average assets were 12.6% and 1.24% compared to 13.4% and 1.29% for 2005.

Non-GAAP return on average tangible equity for the year ended December 31, 2006 was 27.1%, compared to 25.3% for 2005.

This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). National Penn’s management uses this non-GAAP measure in its analysis of the Company’s performance. This non-GAAP financial measure, annualized net income return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn, as it provides a method to assess management’s success in utilizing the Company’s tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

Reconciliation Table for Non-GAAP Financial Measures:

	Year-ended December 31,
	2006	2005
Return on average shareholders' equity	12.64%	13.39%
Effect of goodwill and intangibles	14.42%	11.86%
Return on average tangible equity	27.06%	25.25%
Average tangible equity excludes acquisition related
average goodwill and intangibles:
Average shareholders' equity	$507,084	$436,602
Average goodwill and intangibles	(270,200)	(204,975)
Average tangible equity	$236,884	$231,627

Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $4.7 million or 3.2% to $153.4 million in 2006 from the 2005 amount of $148.6 million. Interest income increased $59.6 million or 24.6% to $302.2 million in 2006, as compared to $242.6 million in 2005, as a result of an increase in loan interest income of $54.0 million and an increase in investment securities interest income of $5.4 million. Interest expense in 2006 increased $54.9 million or 58.4% to $148.8 million from the 2005 amount of $93.9 million due to an increase in interest on deposits of $46.9 million, an increase in interest on long-term borrowings of $2.9 million, and an increase in expense for securities sold under repurchase agreements and federal funds sold of $5.0 million. The increase in interest expense on deposits is due primarily to an increase in the volume of interest bearing deposits, partially attributable to Nittany, and the average rate paid on these deposits in 2006. The increase in interest expense on borrowings is a result of an increase in the average balance of borrowings outstanding during 2006 and an increase in the average rate on borrowings in the repurchase agreement and federal funds sold category.

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

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume (i.e., changes in volume multiplied by old rate); and
•	changes in rate (i.e., changes in rate multiplied by new volume).

For purposes of the following table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. Net interest income, on a taxable equivalent basis, increased $7.6 million in the year ended December 31, 2006, as compared to 2005. This increase is due to a $17.2 million increase due to the volume of interest earning assets, offset by a $9.7 million net interest margin compression.

(in thousands)	Year Ended December 31,
	2006 over 2005 (1)			2005 over 2004 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits at banks	$9	$186	$195	$8	$83	$91
Securities:
US Treasury and Agencies	2,834	(1,521)	1,313	5,416	(797)	4,619
State and municipal	(2,140)	8,202	6,062	(241)	1,716	1,475
Other bonds and securities	(141)	498	357	703	(250)	453
Total investment securities	554	7,178	7,732	5,878	669	6,547
Federal funds sold	(32)	5	(27)	(69)	43	(26)
Loans:
Comml loans and lease financing	13,574	20,264	33,838	19,017	14,722	33,739
Installment loans	5,693	1,762	7,455	3,814	567	4,381
Mortgage loans	11,656	1,615	13,271	114	(141)	(27)
Total loans	30,924	23,640	54,564	22,945	15,148	38,093
Total interest income	31,454	31,010	62,464	$28,762	$15,943	$44,705

Interest Expense:
Interest bearing deposits	13,479	33,467	46,946	5,331	17,294	22,625
Securities sold under repurchase agreements and federal funds purchased	(1,304)	6,202	4,898	648	6,602	7,250
Short-term borrowings	67	73	140	(2)	89	87
Long-term borrowings	2,041	864	2,905	2,964	517	3,481
Total borrowed funds	803	7,140	7,943	3,610	7,208	10,818
Total interest expense	14,282	40,607	54,889	$8,940	$24,502	$33,443
Increase (decrease) in net interest income	$17,173	$(9,598)	$7,575	$19,821	$(8,559)	$11,262
_______________________________
(1)
Variance not solely due to rate or volume is allocated to the volume variance. The change in interest due to both rate and volume is allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest margin is net interest income divided by total interest earning assets. During 2006, net interest margin was 3.55%, compared to 3.82% during 2005 and 4.06% during 2004. The decline in the net interest margin from the 2005 margin is attributable to continued competitive pressures and general overall margin compression.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $2.5 million for the year ended December 31, 2006 and $3.2 million and $4.8 million for the years ended December 31, 2005 and 2004, respectively. The allowance for loan and lease losses of $58.3 million at year-end 2006 and $56.1 million at year-end 2005 as a percentage of total loans was 1.61% at year-end 2006 and 1.84% at year-end 2005.

Net loan charge-offs were $3.2 million in 2006. Net loan charge-offs of $4.7 million in 2005 were more consistent with historical Company results. Net loan charge-offs of $2.6 million in 2004 were unusually low compared to historical Company results. Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2006, is shown below (dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002
Balance at beginning of year	$56,064	$57,590	$49,265	$40,578	$40,449
Charge-offs:
Commercial and industrial loans and leases	3,556	4,239	3,388	8,066	2,795
Real estate loans:
Construction and land development	1,152	-	-	75	7,393
Residential	905	1,961	1,070	611	2,679
Other	65	656	941	1,277	512
Loans to individuals	178	389	218	2,315	1,986

Total Charge-offs	5,856	7,245	5,617	12,344	15,365

Recoveries:
Commercial and industrial	1,879	1,650	1,860	3,556	166
Real estate loans:
Construction and land development	31	1	332	537	7
Residential	517	299	647	348	794
Other	135	497	55	784	245
Loans to individuals	100	72	84	272	697

Total Recoveries	2,662	2,519	2,978	5,497	1,909

Net Charge-offs	3,194	4,726	2,639	6,847	13,456

Provision charged to expense	2,541	3,200	4,800	9,371	13,585

Acquired in acquisitions	2,895	-	6,164	6,163	-

Balance at end of year	$58,306	$56,064	$57,590	$49,265	$40,578

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.16%	0.10%	0.34%	0.77%

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

The Company also maintains an allowance for losses on commitments to extend credit, which is included in other liabilities and is computed using information similar to that used to determine the allowance for loan and lease losses, modified to take into account the probability of drawdown on the commitment as well as inherent risk factors on those commitments.

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2006, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

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

Allocation of the Allowance for Loan and Lease Losses (1)(2) (dollars in thousands)

	2006		2005		2004		2003		2002
		% Loan		% Loan		% Loan		% Loan		% Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

Commercial and industrial	$12,484	21.5%	$12,479	23.2%	$11,951	21.7%	$9,884	21.3%	$7,727	19.9%
Real estate loans:
Construction and land dev.	4,979	8.6	3,630	6.8	3,855	7.0	3,061	6.6	2,651	6.9
Residential	22,511	38.7	18,991	35.4	19,606	35.6	15,453	33.2	14,707	37.9
Other	17,213	29.6	17,526	32.6	18,284	33.2	16,965	36.5	12,469	32.2
Loans to individuals	907	1.6	1,069	2.0	1,377	2.5	1,115	2.4	1,200	3.1
Unallocated	212	N/A	2,369	N/A	2,517	N/A	2,787	N/A	1,824	N/A
	$58,306	100.0%	$56,064	100.0%	$57,590	100.0%	$49,265	100.0%	$40,578	100.0%

(1)	This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.
(2)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in Item 1., “Lending”, of this Report.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased $9.9 million or 17.3% in 2006 compared to 2005, primarily as a result of a $5.0 million increase in wealth management income, $1.4 million in income from equity-method partnership investments, and $1.3 million in service charges on deposit accounts. The increase in wealth management income is primarily attributable to income from Vantage Investment Advisors, LLC, acquired as part of the Nittany acquisition in January 2006, but also to income contributed by RESOURCES for Retirement, Inc., acquired in April 2006, and income throughout this year from trust and third party investment services. The increase in service charges on deposit accounts was primarily due to collection on a larger deposit base as a result of the Nittany acquisition. Mortgage banking income declined $1.1 million as compared to 2005 as a result of the general cooling of the residential mortgage lending environment. Total non-interest income also includes gains of $1.3 million on the sale of two bank properties in the fourth quarter of 2006.

The increase in non-interest income in 2005 compared to 2004 was $10.2 million or 18.0%, primarily as a result of increased insurance commissions and fees of $3.3 million, mortgage banking income of $1.5 million, and cash management and electronic banking fees of $1.1 million. Insurance commissions and fees increased as a result of the addition to National Penn Insurance Agency, Inc. of three insurance agencies acquired since June 2004. The increase in cash management and electronic banking fees was primarily due to a larger deposit base resulting from the Peoples First, Inc. acquisition in June 2004. Mortgage banking income increased due to increased mortgage origination volume resulting from low long-term interest rates. Gains on the sale of investment securities totaling $555,000 were primarily due to the sale of equity securities in the second and third quarters of 2005. The increase in non-interest income also includes a gain of $922,000 on the sale of the Peoples Bank of Oxford operations center in the first quarter of 2005.

      Non-interest expenses increased $8.3 million or 6.6% in 2006 compared to 2005, as a result of increased salaries, wages and benefits of $5.5 million, and other operating expenses of $3.5 million. Salaries, wages and benefits increased due to the acquisition of Nittany, which added 67 employees, as well as normal salary increases and increases in benefits costs. Other operating expenses increased due to a higher level of routine operating losses in 2006, solicitor fees paid by Vantage, and a general increase in expenses due to the addition of Nittany. Non-interest expenses for 2006 and 2005 also included net recoveries of $2.2 million and $1.6 million, respectively, on the 2004 fraud loss.

Non-interest expenses increased $5.8 million or 4.7% in 2005 when compared to 2004, as a result of increased salaries, wages and benefits of $10.6 million, and increased other operating expenses of $1.6 million. Salaries, wages and benefits increased due to normal salary increases and increases in benefit costs, as well as the addition of employees from the 2005 acquisitions of Krombolz and Preferred Insurance Assoc. insurance agencies. Other operating expenses increased due to the aforementioned 2005 acquisitions of Krombolz and Preferred Insurance Assoc. and the Peoples First, Inc. acquisition in June 2004. Non-interest expenses in 2004 also included a $6.7 million charge for the 2004 fraud loss.

For 2006, 2005, and 2004, there are no individual items of other expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

Income before income taxes increased $7.0 million or 9.0% in 2006 compared to 2005, due to organic growth and the addition of Nittany. Income before income taxes increased $16.4 million or 22.2% in 2005 compared to 2004, due primarily to organic growth, the acquisitions in 2005 of two insurance agencies, Krombolz Agency, Inc. and Preferred Insurance Associates, and the Peoples First, Inc. acquisition in June 2004, as well as the negative effect of the loan fraud in 2004.

Income taxes increased $1.3 million or 7.0% in 2006 and increased $4.7 million in 2005 as compared to 2004, or 32.8%. The Company’s effective tax rate is 24.0% for 2006, and was 24.4% for 2005, and 23.3% for 2004. The changes in the effective tax rate from 2004 to 2006 were due to changes in the amount of tax advantaged income as a percent of taxable income. The effective tax rate is less than the current 35% incremental rate due to the Company’s investments in tax advantaged municipal securities and bank owned life insurance.

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

As the economy and equity markets continued to improve during 2005 and 2006, liquidity became more challenging. More customers were willing to move their money back into the equity market, businesses were investing their cash balances into their business, thereby reducing their deposits in the bank, and loan demand improved. As the liquidity needs of banking customers increased, the competition in the banking industry increased. This competition for deposits was especially heightened in our marketplace by the formation of a number of new banks.

In addition to this general challenging environment, liquidity was further affected during the first seven months of 2006 as deposits from government entities, especially school districts, experienced their seasonal decline. School district deposits typically materialize in August and September as school districts receive their tax funding. The funds then typically reduce during the next twelve months as the school districts use the money to pay expenses, reaching a low point by the end of July or early August. Then in mid-to-late August, the cycle begins again. We also experience this phenomenon with local government entities from March through February, but the amount of local government entity deposits is smaller so the effect is lessened.

The Company successfully met this liquidity challenge in 2006 through a variety of tactics, including: proactively marketing deposits to commercial customers with larger deposits; using the Company’s marketing software to identify retail customers with a high propensity to move additional deposits to the Company, and then marketing directly to those customers; developing new deposit products such as the Prime Rate Certificate of Deposit; using brokered deposits; selling all fixed-rate mortgage production (we had typically held 10-year and 15-year mortgage production); and using our ample availability of borrowed funds from correspondent banks and the Federal Home Loan Bank.

We expect that the challenging liquidity environment will continue into 2007 and that the competition for deposits will become even more intense. We will continue to monitor our liquidity position closely and we will use much the same tactics in 2007 as we used to successfully meet the challenge in 2006.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2006 (in thousands):

	Re-pricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years

Assets
Interest bearing deposits at banks	$4,576	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities	81,700	179,187	566,106	434,890
Loans and leases (1)	1,302,809	359,960	1,367,272	543,589
Other assets	-	-	-	612,199
	1,389,085	539,148	1,933,378	1,590,678
Liabilities and equity
Non-interest bearing deposits	-	-	-	509,463
Interest bearing deposits (2)	1,338,333	867,479	1,106,659	3,699
Borrowed funds (3)	371,204	30,000	389,424	87,894
Subordinated debt	77,321	-	-	65,206
Other liabilities	-	-	-	62,737
Shareholders’ equity	-	-	-	542,869
	1,786,858	897,479	1,496,083	1,271,868

Interest sensitivity gap	(397,773)	(358,331)	437,295	318,810

Cumulative interest rate sensitivity gap	(397,773)	(756,104)	(318,810)	-

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the fourth calendar quarter of 2004. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will re-price at contractual re-pricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

(2)
Savings and NOW deposits are scheduled for re-pricing based on historical deposit decay rate analyses, as well as historical moving averages of run-off for the Company’s deposits in these categories. While generally subject to immediate withdrawal, management considers a portion of these accounts to be core deposits having significantly longer effective maturities based upon the Company’s historical retention of such deposits in changing interest rate environments. Specifically, 50.0% of these deposits are considered re-priceable within three months and 50.0% are considered re-priceable in the over five-year category.

(3)	Includes federal funds purchased, securities sold under repurchase agreements, and short and long term borrowings.

Interest rate sensitivity is a function of the re-pricing characteristics of the Company’s assets and liabilities. These characteristics include the volume of assets and liabilities re-pricing, the timing of the re-pricing, and the relative levels of re-pricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company’s gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling interest rate environment and would decrease in a rising interest rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually re-price within the same period may not, in fact, re-price at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a re-pricing interval of within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the re-pricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity. This report forecasts changes in the Company’s market value of portfolio equity (“MVPE”) under alternative interest rate environments. The MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments. The calculated estimates of change in MVPE at December 31, 2006 are as follows (dollars in thousands):

MVPE Change in Interest Rate	Amount	% Change

+300 Basis Points	$750,609	-9.3%
+200 Basis Points	770,306	-6.9
+100 Basis Points	818,548	-1.0
Flat Rate	827,179	--
-100 Basis Points	862,905	4.3
-200 Basis Points	870,361	5.2
-300 Basis Points	851,181	2.9

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

If the Company should experience a mismatch in its desired gap ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Company could restructure its investment portfolio through the sale or purchase of securities with more favorable re-pricing attributes. It could also emphasize loan products with appropriate maturities or re-pricing attributes, or it could emphasize deposits or obtain borrowings with desired maturities.

The Company anticipates a continuing flat to inverted yield curve during 2007. This is a particularly challenging environment that has the effect of squeezing the Company’s net interest margins. Given this assumption, the Company’s asset/liability strategy for 2007 is to maintain a fairly balanced interest rate risk position. This is intended to position the Company to react appropriately whenever the inverted yield curve normalizes, and to lessen the impact of changing interest rates on net interest income. Effective monitoring of interest rate risk is the priority of the Company’s Asset/Liability Management Committee.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006 (in thousands):

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals on non-cancelable operating leases	$28,588	$4,122	$7,488	$5,178	$11,800
Remaining contractual maturities of time deposits	1,485,429	1,254,410	176,762	50,585	3,672
Loan commitments	1,277,760	750,614	168,683	29,339	329,124
Long-term borrowed funds	460,776	42,500	69,077	161,306	187,893
Guaranteed preferred beneficial interests in Company’s subordinated debentures	142,527	-	-	-	142,527
Letters of credit	118,030	66,870	50,598	-	562
Total	$3,533,885	$2,118,516	$472,608	$248,469	$694,292

The Company had no capital leases at December 31, 2006.

CAPITAL ADEQUACY

The following table sets forth certain capital performance ratios for the Company. We retain approximately 50% of our earnings in the form of capital to support future growth.

	2006	2005	2004
CAPITAL PERFORMANCE

Return on average assets	1.24%	1.29%	1.04%
Return on average equity	12.6%	13.4%	10.9%
Dividend payout ratio	48.4%	46.8%	52.6%
Earnings retained	51.6%	53.2%	47.4%

Information regarding the Company’s capital ratios is set forth in Footnote 18 to the consolidated financial statements in this Report and is incorporated herein by reference.

The Company does not presently have any commitments for significant capital expenditures. Due to its growth, the Company continues to experience an operations space shortage. For information on the Company’s plans with respect to a new operations facility, see Item 2. Properties, in this Report.

The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

Information regarding activity under the Company’s common stock repurchase plan is set forth in Footnote 11 to the consolidated financial statements in this Report and is incorporated herein by reference.

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements is set forth in Footnote 1 to the consolidated financial statements included in this Report and is incorporated herein by reference.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely generate loan growth in 2007 in the high single-digit percentages.

•
The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, to increase our non-interest income, especially revenues from insurance and wealth management activities, and to contain our costs. We anticipate continued pressure on net interest margin through 2007.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$106,627	$116,522
Interest bearing deposits in banks	4,576	5,937

Total cash and cash equivalents	111,203	122,459

Investment securities held to maturity (fair value approximates $249,575 and $147,628 for 2006 and 2005, respectively)	250,985	150,608
Investment securities available for sale, at fair value	1,010,897	941,106
Loans and leases held for sale	18,515	18,583
Loans and leases, less allowance for loan and lease losses of $58,306
and $56,064 for 2006 and 2005, respectively	3,555,116	2,975,161
Premises and equipment, net	55,231	53,158
Accrued interest receivable	25,625	20,019
Bank owned life insurance	98,638	82,688
Goodwill	263,787	187,995
Other intangibles, net	19,993	16,087
Unconsolidated investments under the equity method	10,883	9,875
Other assets	31,415	25,650
Total assets	$5,452,288	$4,603,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$509,463	$509,921
Interest-bearing	3,316,170	2,799,125
Total deposits	3,825,633	3,309,046

Securities sold under repurchase agreements and federal funds purchased	408,084	419,976
Short-term borrowings	9,662	8,795
Long-term borrowings	460,776	248,412
Subordinated debt	142,527	127,063
Accrued interest payable and other liabilities	62,737	42,429
Total liabilities	4,909,419	4,155,721

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares, issued and outstanding 2006 - 47,940,831; 2005 - 44,683,244, net of shares
in Treasury: 2006 - 203,191; 2005 - 283,694.	467,288	378,078
Retained earnings	77,665	71,846
Accumulated other comprehensive income	1,861	3,189
Treasury stock, at cost	(3,945)	(5,445)

Total shareholders’ equity	542,869	447,668

Total liabilities and shareholders’ equity	$5,452,288	$4,603,389

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
INTEREST INCOME
Loans and leases, including fees	$246,839	$192,795	$155,105
Investment securities
Taxable	37,252	35,581	30,509
Tax-exempt	17,695	13,978	12,993
Federal funds sold and deposits in banks	399	232	168
Total interest income	302,185	242,586	198,775

INTEREST EXPENSE
Deposits	107,711	60,765	38,141
Securities sold under repurchase agreements and federal funds purchased	18,394	13,496	6,246
Short-term borrowings	282	142	55
Long-term borrowings	22,439	19,534	16,051
Total interest expense	148,826	93,937	60,493
Net interest income	153,359	148,649	138,282
Provision for loan and lease losses	2,541	3,200	4,800
Net interest income after provision for loan and lease losses	150,818	145,449	133,482

NON-INTEREST INCOME
Wealth management income	14,041	9,076	8,492
Service charges on deposit accounts	17,400	16,146	15,230
Bank owned life insurance income	4,544	3,447	3,725
Other operating income	6,663	5,624	4,545
Net gains (losses) on sale of investment securities	870	555	(84)
Mortgage banking income	4,253	5,366	3,829
Insurance commissions and fees	6,853	6,970	3,704
Cash management and electronic banking fees	8,227	7,680	6,574
Equity in undistributed net earnings of unconsolidated investments	2,674	1,230	759
Gain on sale of buildings	1,342	922	-
Total non-interest income	66,867	57,016	46,774

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	82,161	76,703	65,897
Net premises and equipment	17,783	17,652	16,451
Advertising and marketing expenses	4,602	4,845	4,331
Special (recovery) / charge for fraud loss, net of expenses	(2,181)	(1,603)	6,684
Other operating expenses	30,966	27,467	25,866
Total non-interest expenses	133,331	125,064	119,229
Income before income taxes	84,354	77,401	61,027
Income tax expense	20,245	18,921	14,243

NET INCOME	$64,109	$58,480	$46,784

PER SHARE OF COMMON STOCK
Basic earnings	$1.35	$1.31	$1.11
Diluted earnings	$1.33	$1.29	$1.09
Dividends paid in cash	$0.650	$0.626	$0.603

The accompanying notes are integral part of these statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands)
				Accumulated
	Common			other			Compre-
	Shares	Par value	Retained earnings	comprehensive income	Treasury stock	Total	hensive income

Balance at January 1, 2004	24,284,506	$280,433	$19,754	$19,595	$(86)	$319,696
Net income	-	-	46,784	-	-	46,784	$46,784
Cash dividends declared	-	-	(25,199)	-	-	(25,199)
5-for-4 split	6,905,251	-	-	-	-	-
Shares issued under share-based plans	607,080	1,406	-	-	10,753	12,159
Share-based compensation	-	1,738	-	-	-	1,738
Shares issued for acquisition of Peoples First, Inc. and Pennsurance	3,048,637	87,877	-	-	(2,097)	85,780
Other comprehensive income, net of reclassification adjustment and taxes	-	-	-	320	-	320	320
Total comprehensive income	-	-	-	-	-	-	$47,104
Treasury shares purchased	(334,676)	-	-	-	(10,852)	(10,852)

Balance at December 31, 2004	34,510,798	371,454	41,339	19,915	(2,282)	430,426
Net income	-	-	58,480	-	-	58,480	$58,480
Cash dividends declared	-	-	(27,973)	-	-	(27,973)
5-for4 stock split	8,712,484	-	-	-	-	-
Shares issued under share-based plans	558,933	4,662	-	-	5,234	9,896
Share-based compensation	-	1,962	-	-	-	1,962
Other comprehensive income, net of reclassification adjustment and taxes	-	-	-	(16,726)	-	(16,726)	(16,726)
Total comprehensive income	-	-	-	-	-	-	$41,754
Treasury shares purchased	(400,425)	-	-	-	(8,397)	(8,397)

Balance at December 31, 2005	43,381,790	378,078	71,846	3,189	(5,445)	447,668
Net income	-	-	64,109	-	-	64,109	$64,109
Cash dividends declared	-	-	(31,039)	-	-	(31,039)
3% stock dividend	1,388,934	27,251	(27,251)	-	-	-
Shares issued under share-based plans	625,989	(1,648)	-	-	10,851	9,203
Share-based compensation	-	2,407	-	-	-	2,407
Shares issued for acquisition of: - Nittany Financial Corp. - RESOURCES for Retirement, Inc.	3,169,151 54,369	60,045 1,155	- -	- -	4,188 -	64,233 1,155
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	(1,328)	-	(1,328)	(1,328)
Total comprehensive income	-	-	-	-	-	-	$62,781
Treasury shares purchased	(679,402)	-	-	-	(13,539)	(13,539)

Balance at December 31, 2006	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869

The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (dollars in thousands, except per share data)
_____________________________________________________________________________________________

	Year Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,109	$58,480	$46,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,541	3,200	4,800
Share-based compensation expense	2,407	1,962	1,738
Depreciation and amortization	10,510	9,236	7,996
Deferred income tax expense	(1,263)	1,777	(2,987)
Amortization of premiums and discounts on investment securities, net	(2,284)	(1,797)	(1,047)
Undistributed net earnings of equity method investments	(2,674)	(1,230)	(759)
Investment securities (gains) losses, net	(870)	(555)	84
Loans originated for resale	(236,163)	(292,738)	(135,544)
Sale of loans originated for resale	240,025	296,648	138,056
Gain on sale of loans originated for resale	(3,862)	(3,910)	(2,512)
Gain on sale of building	(1,342)	(922)	-
Changes in assets and liabilities
(Increase) in accrued interest receivable	(4,520)	(2,196)	(1,967)
Increase in accrued interest payable	7,071	7,406	3,807
(Increase) decrease in other assets	(5,431)	(6,259)	1,419
Increase (decrease) in other liabilities	7,808	(1,620)	8,265
Net cash provided by operating activities	76,062	67,482	68,133

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	(3,516)	(950)	(35,205)
Proceeds from maturities of investment securities held to maturity	11,746	11,782	1,282
Purchase of investment securities held to maturity	(112,037)	(71,380)	(92,249)
Proceeds from sales of investment securities available for sale	49,078	46,303	56,299
Proceeds from maturities of investment securities available for sale	125,971	260,497	212,975
Purchase of investment securities available for sale	(195,818)	(172,488)	(380,719)
Net increase in loans	(346,351)	(181,669)	(243,917)
Purchases of premises and equipment	(4,620)	(7,405)	(6,644)
Purchases of bank owned life insurance	(8,000)	-	-
Proceeds from the sale of bank building	2,331	3,600	-
Net cash used in investing activities	(481,216)	(111,710)	(488,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in interest and non-interest
bearing demand deposits and savings accounts	91,877	(229,967)	210,742
Net increase in certificates of deposit	177,056	395,820	114,664
Net increase (decrease) in securities sold under
agreements to repurchase and federal funds purchased	(68,339)	(84,075)	17,424
Net increase (decrease) in short-term borrowings	851	(1,205)	-
Proceeds from new long-term borrowings	250,000	85,500	50,000
Repayments of long-term borrowings	(37,636)	(67,014)	(15,443)
Issuance of subordinated debentures	15,464	-	61,857
Shares issued under share-based plans	8,322	9,375	11,934
Excess tax benefits on share-based plans	881	729	415
Purchase of Treasury stock	(13,539)	(8,397)	(10,852)
Cash dividends	(31,039)	(27,973)	(25,199)
Net cash provided by financing activities	393,898	72,793	415,542
Net increase (decrease) in cash and cash equivalents	(11,256)	28,565	(4,503)
Cash and cash equivalents at beginning of year	122,459	93,894	98,397
Cash and cash equivalents at December 31	$111,203	$122,459	$93,894

The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (NPB), and NPB’s divisions, the FirstService Bank, HomeTowne Heritage Bank, The Peoples Bank of Oxford, and Nittany Bank divisions, serves residents and businesses primarily in southeastern Pennsylvania. NPB, which has 81 community office locations (80 in Pennsylvania and one in Cecil County, Maryland through The Peoples Bank of Oxford division), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

The Company’s investment management units consist of National Penn Investors Trust Company (NPITC), which provides trust and investment management services; and National Penn Capital Advisors, Inc. (NPCA) and Vantage Investment Advisors, L.L.C (Vantage), which provide investment advisory services. The Company also provides mortgage banking activities through National Penn Mortgage Company (NPMC); insurance services through National Penn Insurance Agency, Inc. (NPIA); and equipment leasing services through National Penn Leasing Company (NP Leasing).

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

The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, NPB, National Penn Investment Company, National Penn Life Insurance Company, Nittany Asset Management, Inc., and NPB’s wholly owned subsidiaries, NPITC, NPMC, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., NPCA, Vantage, NPIA, NPB Realty, Inc., Peoples First Business Investment Company, LLC, and National Penn Management Services, LLC. The Company’s unconsolidated subsidiaries, representing investments in joint ventures, and other entities that range between 20% and 50%, are accounted for using the equity method of accounting. All material inter-company balances have been eliminated.

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

Financial results for the years ended December 31, 2006, 2005 and 2004 include legal, auditing and other investigation-related expenses and/or recoveries associated with the loan fraud previously disclosed in the Company’s Annual Report on Form 10-K for 2004 and subsequent related litigation (National Penn Bank v.Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789). The following table sets forth the amounts recognized in non-interest expenses on the Company’s consolidated statements of income in this Report (in thousands, pre-tax):

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Year-Ended	Write-offs / Expenses	(Recoveries)	Net (Recovery) / Charge for Fraud Loss
December 31, 2006	$552	$(2,733)	$(2,181)
December 31, 2005	1,929	(3,532)	(1,603)
December 31, 2004	6,684	0	6,684

As previously reported by the Company in a Form 8-K filed on August 31, 2006, the Company received a final insurance payment in settlement of the insurance claim related to this matter of $1.3 million on October 2, 2006. This amount is included in recoveries for the year-ended December 31, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation. Such reclassifications had no impact on reported net income.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

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
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In November 2005, the FASB issued FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations in 2006.

In 2006, NPB securitized approximately $36.0 million of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal Home Loan Mortgage Corporation.  In 2004, NPB securitized approximately $41.8 million of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association. NPB recognized no gain or loss on either of these transactions as it retained all of the resulting securities.  NPB sold the servicing on all of the loans securitized in 2004 and anticipates selling the servicing on all of the loans securitized in 2006 in the first quarter 2007.  All of the resulting securities were classified as investment securities available for sale. There were no residential mortgage securitizations in 2005.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amount outstanding. Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans using the interest method. This results in an adjustment of the related loan’s yield.

The Company maintains allowances for loan and lease losses at a level deemed sufficient to absorb probable losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans and leases that may become uncollectible based on evaluations of the collectibility of loans and leases, and prior loss experience. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan and lease obligations, as well as current loan and lease collateral values. However, actual losses on specific loans and leases, which also are encompassed in the analysis, may vary from estimated losses. The Company also maintains an allowance for losses on commitments to extend credit, which is included in other liabilities and is computed using information similar to that used to determine the allowance for loan and lease losses, modified to take into account the probability of drawdown on the commitment as well as inherent risk factors on those commitments.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales or securitizations. At December 31, 2006 and December 31, 2005, cost approximated fair value.

The Company accounts for its impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 114 excludes such homogeneous loans as consumer and mortgage.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized core deposit intangibles, as a result of branch acquisitions. Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized. Core deposit and other intangibles of $20.0 million and $16.1 million, net of accumulated amortization at December 31, 2006 and 2005, respectively, are being amortized over an average of nine years. Amortization expense for core deposit and other intangibles for the year ended December 31, 2006, 2005, and 2004 was $2.9 million, $2.4 million, and $1.9 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Substantially all outstanding goodwill resulted from the following acquisitions: Nittany in 2006; Krombolz Insurance and Preferred Insurance Assoc. in 2005; Pennsurance, D. E. Love Insurance, and Peoples First, Inc. in 2004; and FirstService Bank and Hometowne Heritage Bank in 2003. The balance of goodwill at December 31, 2006 and 2005 was $263.8 million and $188.0 million, respectively. The Company expanded its market role in Centre, Bucks, Chester and Lancaster Counties, Pennsylvania. However, if such benefits, including new business, are not derived, impairment may be recognized.

The Company is required to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at June 30, 2006 and no events have occurred subsequent to this evaluation to require additional testing.

OTHER ASSETS

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cashflow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best and the earnings accruing to the Company are derived from the general and separate account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

EMPLOYEE BENEFIT PLANS

At December 31, 2006, the Company had certain employee benefit plans covering substantially all employees, which are more fully described in Footnote 9 of the consolidated financial statements in this Report. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), (FAS158). The Company adopted FAS158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

SHARE-BASED COMPENSATION

At December 31, 2006, the Company had certain share-based employee and director compensation plans, further described in footnote 15 of the consolidated financial statements in this Report. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method. As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Share-based employee compensation expense is included in salaries, wages and employee benefits expense in the consolidated statements of income in this Report. Share-based director compensation expense is included in other operating expense. The impact of the adoption of FAS123(R) on the Company’s financial results for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Reduction to income before income taxes for FAS123(R) share-based compensation expense	$2,407	$1,962	$1,738
Less: FAS123(R) income tax benefit	(842)	(687)	(608)
Reduction to net income	$1,565	$1,275	$1,130

Reduction to basic earnings per share	$0.03	$0.03	$0.02
Reduction to diluted earnings per share	$0.03	$0.03	$0.03

Also, as part of the adoption of FAS123(R), the Company recorded cumulative adjustments for the years 1995-2003 resulting in a reduction to retained earnings of $6.0 million, the creation of a net deferred tax asset of $1.9 million, and an increase to capital of $7.9 million as of December 31, 2003.

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow. However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004, the tax benefits classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R). In addition, the cash flow presentation for the years ended December 31, 2006, 2005 and 2004, has been adjusted to reflect the excess tax-benefits previously included in operating cash flows.

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

STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Interest	$160,428	$86,531	$58,518
Taxes	21,764	17,764	13,795

    The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Transfers of loans to other real estate	$1,291	$-	$-
Transfers of loans to investments in securitizations	35,921	-	41,762

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

The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. At December 31, 2006, such commitments with a notional amount of approximately $21.4 million were outstanding. The Company’s methodology for valuing these unfunded commitments is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market on December 31, 2006.

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

Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments.

Further discussion of the Company’s financial derivatives is set forth in Footnote 16 to the consolidated financial statements in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

VARIABLE INTEREST ENTITIES

As of December 31, 2006, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”) which qualify as variable interest entities under FIN 46(R). These Trusts are more fully described in Footnote 8 of the consolidated financial statements in this Report.

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities issued by the Trusts, as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities asTier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s capital ratios.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income (OCI), which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

	December 31, 2006			December 31, 2005			December 31, 2004
	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount

Unrealized gains (losses)
on investment securities
Unrealized holding gains loss) arising during period	$769	$(270)	$499	$(25,177)	$8,812	$(16,365)	$1,205	$(143)	$1,062
Less reclassification adjustment for gains
(losses) realized in net income	870	(305)	565	555	(194)	361	(84)	29	(55)
Unrealized gains (losses)
on investment securities	(101)	35	(66)	(25,732)	9,006	(16,726)	1,289	(172)	1,117
(Under) over-funded position of defined benefit pension plan	(1,941)	679	(1,262)	-	-	-	-	-	-
Unrealized gains (losses) for change
in fair value of cash flow hedges	-	-	-	-	-	-	(797)	-	(797)

Other comprehensive income (loss), net	$(2,043)	$715	$(1,328)	$(25,732)	$9,006	$(16,726)	$492	$(172)	$320

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Assets and Liabilities

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS159). The fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this Statement would be on the Company’s financial position and/or results of operations.

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

Process of Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB108). SAB108 addresses inconsistencies in the way companies evaluate and quantify the impact of financial statement misstatements. Historically, companies have evaluated financial statement misstatements using one of two different methods, based on either the effect of the misstatement on the income statement or the balance sheet. SAB108 requires companies to utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. This method requires quantification of misstatements based on the effect on both of the company’s financial statements and the related financial statement disclosures. This guidance must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB108 as of December 31, 2006. The application of SAB108 did not have a material impact on the Company’s financial position or results of operations.

Split-Dollar Life Insurance Arrangements

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06−04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split−Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split−dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06−04 are to be applied through either a cumulative−effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06−04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

Accounting for Purchases of Life Insurance

At its September 2006 meeting, the EITF reached a final consensus on Issue 06−05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85−4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85−4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual−life by individual−life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06−05 should be adopted through either (1) a change in accounting principle through a cumulative−effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06−05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06−05 is not expected to have a material effect on the Company’s financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, (FAS156). This Statement amends FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Effective January 1, 2006, the Company adopted FAS156. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting for Uncertain Income Tax Positions

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect this interpretation to have a material impact on the Company’s financial position and/or results of operations.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisition of Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”), parent company of Nittany Bank. Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 2.054 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,264,226 shares of National Penn common stock and payment of approximately $28.9 million in cash. The total purchase price (cash and stock) was valued at $92.7 million. In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 83,982 shares of National Penn common stock, with an exercise price ranging from $2.78 to $10.09 per share. Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

The primary reasons for acquiring Nittany were for the Company to be able to expand its customer base into new territory, enhance its earnings capacity, and to a lesser extent, provide cost savings through the consolidation of operations. Company management makes assumptions based on variables that will allow the Company to determine a purchase price that will be successful in having the Company selected as the acquirer and yet provides the potential for increased value for the Company’s shareholders.

In the case of Nittany, the acquisition price resulted in the recording of approximately $74.6 million of goodwill, which is the excess of the cost of an entity over the net of the amounts assigned to assets acquired and liabilities assumed, and $5.3 million of other intangible assets. The Company acquired assets, loans and deposits of $323.1 million, $279.4 million and $249.7 million, respectively.

State College, Pennsylvania-based Nittany Bank currently operates five offices in State College and one office in Bellefonte, Pennsylvania. Nittany Bank operates as a division of National Penn Bank under the “Nittany Bank” name and management team.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

2. ACQUISITIONS AND DISPOSITIONS - Continued

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

Non-Bank Acquisitions

On April 10, 2006, the Company completed the acquisition of RESOURCES for Retirement, Inc. (“RESOURCES”). RESOURCES, a retirement plan advisory firm, operates as a division of National Penn Capital Advisors, Inc., a subsidiary of National Penn Bank. The primary reason for this acquisition was to compliment the Company’s wealth management services and expand its existing 401(k) business to larger companies. Company management makes assumptions based on variables that will allow the Company to determine a purchase price that will be successful in having the Company selected as the acquirer and yet provides the potential for increased value for the Company’s shareholders.

In addition, on December 1, 2005, January 3, 2005, November 30, 2004 and July 1, 2004, the Company completed the insurance agency acquisitions of Preferred Risk Associates, Krombolz Agency, Inc., D.E. Love Associates, Inc., and Pennsurance, Inc., respectively. These agencies operate as divisions of National Penn Bank's insurance agency subsidiary, National Penn Insurance Agency, Inc. The primary reasons for these acquisitions were to expand the Company’s insurance agency business throughout a larger segment of the Company’s primary market area while enhancing its earnings capacity and generating the operating efficiencies of a combined larger insurance agency. Company management makes assumptions based on variables that will allow the Company to determine a purchase price that will be successful in having the Company selected as the acquirer and yet provides the potential for increased value for the Company’s shareholders.

The prices paid for these five acquisitions resulted in the issuance of 81,822 shares of the Company's common stock and cash payments totaling $4.2 million. The acquisitions resulted in the recording of approximately $6.9 million of goodwill and other intangibles. Each of these transactions was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include the results of the acquired businesses from the respective dates of these acquisitions.

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

The primary reasons for acquiring Peoples were for the Company to be able to expand its customer base in the Chester and Lancaster Counties, enhance its earnings capacity, and provide cost savings through the consolidation of operations. Company management makes assumptions based on these variables that will allow the Company to determine a purchase price that will be successful in having the Company selected as the acquirer and yet provides the potential for increased value for the Company’s shareholders.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

2.   ACQUISITIONS AND DISPOSITIONS - Continued

Under the terms of the merger agreement, 2,956,288 shares of Peoples stock were each converted into 2.4221068 shares of National Penn common stock, $49.54 in cash, or a combination of both, resulting in the issuance of 5,012,318 shares of National Penn common stock and payment of $43.9 million in cash. The total purchase price (cash and stock) was valued at $130.8 million. In addition, outstanding stock options to purchase shares of Peoples common stock were converted into options to purchase 172,638 shares of National Penn common stock, with an exercise price of $8.70 per share. The acquisition resulted in the recording of $83.1 million of goodwill and $8.5 million of other intangible assets. The Company acquired assets, loans and deposits of $455.9 million, $361.6 million, and $381.2 million, respectively. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Company include Peoples’ results from and after June 10, 2004.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows (in thousands):

	December 31, 2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$0	$0	$0	$0
U.S. Government agency securities	152,500	775	(3,142)	150,133
State and municipal bonds	269,975	9,296	(378)	278,893
Mortgage-backed securities	510,367	1,132	(11,577)	499,922
Marketable equity and other securities	73,251	9,569	(871)	81,949
Totals	$1,006,093	$20,772	$(15,968)	$1,010,897

	December 31, 2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Held to Maturity
State & municipal bonds	$183,506	$1,392	$(213)	$184,685
Mortgage-backed securities	67,479	0	(2,589)	64,890
Totals	$250,985	$1,392	$(2,802)	$249,575

	December 31, 2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$0	$0	$0	$0
U.S. Government agency securities	178,412	1,308	(4,070)	175,650
State and municipal bonds	232,738	10,712	(161)	243,289
Mortgage-backed securities	468,758	866	(11,158)	458,460
Marketable equity and other securities	56,298	8,432	(1,023)	63,707
Totals	$936,206	$21,318	$(16,412)	$941,106

Held to Maturity
State & municipal bonds	$71,396	$26	$(602)	$70,820
Mortgage-backed securities	79,212	0	(2,404)	76,808
Totals	$150,608	$26	$(3,006)	$147,628

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

3.	INVESTMENT SECURITIES - Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2006 are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Due in one year or less	$18,533	$18,408	$0	$0
Due after one through five years	311,682	305,437	67,479	64,890
Due after five through ten years	121,518	121,100	0	0
Due after ten years	481,109	484,003	183,506	184,685
Marketable equity securities and other	73,251	81,949	0	0
	$1,006,093	$1,010,897	$250,985	$249,575

Proceeds from the sales of investment securities during 2006, 2005 and 2004, were $49.1 million, $46.3 million, and $56.3 million, respectively. Gross gains realized on those sales were $1.3 million, $1.3 million, and $645,000, in 2006, 2005 and 2004, respectively. Gross losses were $471,000 in 2006, $711,000 in 2005, and $196,000 in 2004. As of December 31, 2006 and 2005, investment securities with a fair value of $972.4 million and $1.01 billion, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2006 and 2005, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss  position at December 31, 2006:

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	0	$0	$0	$0	$0	$0	$0
Government agency securities	35	1,983	(17)	130,413	(3,125)	132,396	(3,142)
State and municipal bonds	158	77,130	(419)	11,688	(172)	88,818	(591)
Mortgage-backed securities	121	83,812	(1,366)	368,303	(12,800)	452,115	(14,166)
Other bonds	4	-	(0)	1,559	(42)	1,559	(42)
Total debt securities	318	162,925	(1,802)	511,963	(16,139)	674,888	(17,941)
Marketable equity securities	5	1,946	(54)	3,575	(775)	5,521	(829)
Total	323	$164,871	$(1,856)	$515,538	$(16,914)	$680,409	$(18,770)

The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and are considered to be temporary.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

3.	INVESTMENT SECURITIES - Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005:

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S.
Government Agencies	39	$36,463	$(728)	$105,223	$(3,342)	$141,686	$(4,070)
State and municipal bonds	119	63,713	(651)	482	(113)	64,195	(763)
Mortgage-backed securities	114	179,149	(3,155)	294,687	(10,407)	473,836	(13,562)
Other bonds	5	491	(10)	1,613	(42)	2,104	(52)
Total debt securities	277	279,816	(4,544)	402,005	(13,904)	681,821	(18,447)
Marketable equity securities	6	4,299	(938)	1,465	(32)	5,764	(971)
Total securities	283	$284,115	$(5,482)	$403,470	$(13,936)	$687,585	$(19,418)

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

4.	LOANS AND LEASES

Major classifications of loans, including $7.4 million and $8.7 million in unearned income in 2006 and 2005, respectively, are as follows (in thousands) (1):

	December 31,
	2006	2005
Commercial and industrial loans and leases	$780,475	$708,653
Real estate loans
Construction and land development	311,163	206,201
Residential, including $18,515 and $18,583 in loans held for sale	1,407,437	1,078,772
Other (non-farm, non-residential real estate)	1,076,141	995,596
Loans to individuals	56,721	60,586
	3,631,937	3,049,808
Allowance for loan and lease losses	(58,306)	(56,064)

Total loans, net	$3,573,631	$2,993,744
(1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.

Loans on which the accrual of interest has been discontinued or reduced amounted to $8.6 million and $12.0 million at December 31, 2006 and 2005, respectively. The gross amount of interest that would have been recorded on these loans would have been approximately $662,000, and $878,000, respectively. Interest on these loans in 2004 would have been approximately $492,000. If interest on these loans had been accrued net of cash payments received, interest income would have increased by $415,000 and increased by approximately $437,000 for 2005, as interest collected in these periods was accrued in prior years. Interest income would have decreased $343,000 for 2004 if interest on these loans had been accrued. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $94,000 and $183,000 at December 31, 2006 and 2005, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

4.	LOANS AND LEASES - Continued

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8.6 million at December 31, 2006. The total balance of impaired loans with a valuation allowance at December 31, 2006 was $5.6 million; the specific valuation allowance related to these impaired loans was $1.3 million. The total balance of impaired loans without a specific valuation allowance at December 31, 2006 was $3.0 million. The average balance of impaired loans was $8.8 million during 2006 and the income recognized on impaired loans during 2006 was $203,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The balance of impaired loans was $12.0 million at December 31, 2005. The specific valuation allowance related to these impaired loans was $1.7 million. The average balance of impaired loans was $12.2 million during 2005 and the income recognized on impaired loans during 2005 was $405,000.

The balance of impaired loans was $11.1 million at December 31, 2004. The specific valuation allowance related to these impaired loans was $86,000. The average balance of impaired loans was $11.6 million during 2004 and the income recognized on impaired loans during 2004 was $731,000.

Other real estate owned at December 31, 2006 was $1.3 million. There was no other real estate owned at December 31, 2005 or 2004.

Lease contracts which meet the appropriate criteria specified in SFAS 13, Accounting for Leases, are classified as direct finance leases. As of December 31, 2006 and 2005, direct finance leases amounted to $36.8 million and $34.1 million, respectively. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Balance, beginning of year	$56,064	$57,590	$49,265
Provision charged to operations	2,541	3,200	4,800
Loans charged off	(5,856)	(7,245)	(5,617)
Recoveries	2,662	2,519	2,978
Acquisition of Nittany	2,895	-	-
Acquisition of Peoples	-	-	6,164
Balance, end of year	$58,306	$56,064	$57,590

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows (in thousands):

	Estimated	Year ended December 31,
	useful lives	2006	2005
Land	Indefinite	$8,965	$8,358
Buildings	5 to 40 years	50,335	46,403
Equipment	3 to 10 years	55,596	52,579
Leasehold improvements	2 to 20 years	6,709	6,707
		121,605	114,047
Accumulated depreciation and amortization		(66,374)	(60,889)

		$55,231	$53,158

Depreciation and amortization expense amounted to $ 7.6 million, $6.9 million, and $5.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.	DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $535.1 million and $481.0 million in 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows (in thousands):

2007	$1,254,409
2008	132,627
2009	44,135
2010	33,534
2011	17,052
Thereafter	3,672
$1,485,429

7.	SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

7.	SHORT-TERM BORROWINGS - Continued

The details of these categories are presented below (dollars in thousands):

	At or for the year ended December 31,
	2006	2005	2004

Securities sold under repurchase agreements and
federal funds purchased
Balance at year-end	$408,084	$419,976	$504,051
Average during the year	500,372	553,872	501,781
Maximum month-end balance	641,976	736,892	635,067
Weighted average rate during the year	3.68%	2.44%	1.24%
Rate at December 31	3.90%	2.63%	1.79%

Short-term borrowings
Balance at year-end	$9,662	$8,795	$10,000
Average during the year	7,271	4,936	5,077
Maximum month-end balance	22,488	10,000	10,093
Weighted average rate during the year	3.88%	2.88%	1.08%
Rate at December 31	5.71%	4.00%	1.87%

 The weighted average rates paid in aggregate on these borrowed funds for 2006, 2005, and 2004 were 3.77%, 2.44%, and 1.24%, respectively.

8.	LONG-TERM BORROWINGS

FHLB ADVANCES

At December 31, 2006 and 2005, advances from the Federal Home Loan Bank (FHLB) totaling $460.8 million and $248.4 million will mature within one to twelve years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.32% and 4.09% at December 31, 2006 and 2005, respectively. Unused lines of credit at the FHLB were $856.9 million and $595.0 million at December 31, 2006 and 2005, respectively.

Outstanding borrowings mature as follows (in thousands):

2007	$42,500
2008	32,000
2009	37,077
2010	4,943
2011	156,363
Thereafter	187,893
$460,776

In October and December 2006, the Company obtained $250.0 million in new long-term advances from the Federal Home Loan Bank of Pittsburgh. Two advances of $50.0 million each and one for $150.0 million mature in December 2012, December 2013 and October 2011. The weighted average rate of these borrowings is 4.30%. The advances are fixed rate with a floating rate option.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

8.	LONG-TERM BORROWINGS - Continued

SUBORDINATED DEBENTURES

As of December 31, 2006, the Company has established five statutory business trusts: NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI. In each case, the Company owns all the common capital securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•	The $65.206 million of debentures issued to NPB Capital Trust II on August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.

•	The $20.619 million of debentures issued to NPB Capital Trust III on February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust IV on March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.619 million of debentures issued to NPB Capital Trust V on April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $15.464 million of debentures issued to NPB Capital Trust VI on January 19, 2006 mature on March 15, 2036, and bear interest at a floating rate (three month LIBOR plus a margin of 1.38%).

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

9.     BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2006, substantially all employees of the Company and its subsidiaries. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment. The Company’s policy is to fund pension costs allowable for income tax purposes.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2004

9. BENEFIT PLANS - Continued

Under the Pension Plan, as amended:

•	Effective April 1, 2006, pension benefits were based on a 2-part benefit calculation:

▪	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and

▪	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

•	Employees of National Penn Mortgage Company and Nittany were eligible for participation effective April 1, 2006.

Otherwise, the existing features of the Pension Plan continue without change. This restructuring did not have a material impact on the Company’s financial position or results of operations.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets (in thousands):

	December 31,
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$31,026	$24,555
Service cost	1,744	2,123
Interest cost	1,540	1,458
Actual gain	2,526	1,842
Benefits paid	(694)	(612)
Effect of change due to plan amendment	(6,240)	-
Effect of change in assumptions	(2,596)	1,660
Benefit obligations at end of year	27,306	31,026

Change in plan assets
Fair value of plan assets at beginning of year	24,485	21,223
Actual return on plan assets	2,088	2,061
Employer contribution	2,507	1,813
Benefits paid	(694)	(612)
Fair value of plan assets at end of year	28,386	24,485

Funded status	1,080	(6,541)
Unrecognized net actuarial gain	7,744	8,088
Unrecognized prior service cost	(5,803)	49

Prepaid benefit cost (included in other assets)	$3,021	$1,596

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2004

9. BENEFIT PLANS - Continued

The accumulated benefit obligation was $26.4 million and $22.9 million at December 31, 2006 and 2005, respectively.

Net pension cost included the following components (in thousands):

	Year ended December 31,
	2006	2005	2004

Service cost	$1,744	$2,123	$1,572
Interest cost on projected benefit obligation	1,540	1,458	1,266
Return on plan assets (1)	(2,159)	(1,737)	(1,437)
Net amortization and deferral	(43)	218	(28)

Net periodic benefit cost	$1,082	$2,062	$1,373

(1) Expected return is presented for 2006. Actual return is presented for 2005 and 2004.

Weighted-average assumptions used
to determine benefit obligations at December 31:
	2006	2005
Discount rate	5.84%	5.75%
Rate of compensation increase	3.50%	3.75%

Weighted-average assumptions used
to determine net periodic benefit cost
for years ended December 31:
	2006	2005
Discount rate	5.84%	5.75%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.50%	3.75%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Plan Assets
	At December 31,
	2006	2005
Asset Category
Equity securities	66%	57%
Debt securities	30%	37%
Other	4%	6%
Total	100%	100%

The plan does not have any assets in the Company’s common stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

9.	BENEFIT PLANS - Continued

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2007	684
2008	715
2009	868
2010	1,002
2011	1,113
Years 2012-2016	8,286

CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan as in effect at December 31, 2006, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

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

Matching contributions to the plan were $2.2 million, $1.3 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

9.	BENEFIT PLANS - Continued

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers. The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participant’s remaining periods of service. The expense recorded in connection with these deferred compensation plans, which are unfunded, was $120,000, $90,000 and $120,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company, through its acquisitions of Nittany, FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers. These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62. The SERPs also provide for survivor and certain other termination benefits. The expense recorded in connection with these SERPs was $696,000, $640,000 and $940,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $17.8 million that are a method of funding benefits under these plans.

10.	INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Income tax expense
Current	$20,627	$15,915	$14,374
Deferred federal (benefit) expense	(1,263)	1,777	(2,987)
	19,364	17,692	11,387
Additional paid-in capital from benefit
of stock options exercised	881	1,229	2,856

Applicable income tax expense	$20,245	$18,921	$14,243

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Computed tax expense at statutory rate	$29,524	$27,090	$21,360
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(9,169)	(7,293)	(6,891)
Tax credits	(300)	(682)	(300)
Amortization of goodwill and intangibles	(149)	(149)	(149)
Other, net	339	(45)	223

Applicable income tax expense	$20,245	$18,921	$14,243

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

10. INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following (in thousands):

	2006	2005

Deferred tax assets
Allowance for loan and lease loss	$18,829	$17,983
Deferred compensation	4,365	3,891
Share-based compensation	2,982	2,780
Special charge for fraud loss	-	1,050
	26,176	25,704
Deferred tax liabilities
Pension	378	1,436
Partnership investments	1,295	229
Depreciation	581	2,437
Investment securities available for sale	1,682	1,717
Rehab credit adjustment	44	44
Loan costs	3,016	2,218
Core deposit intangibles	5,905	5,271
	12,901	13,352

Net deferred tax asset (included in other assets)	$13,275	$12,352

As a result of the acquisition of Nittany Financial Corp., the Company acquired a net deferred tax liability of $1.4 million in 2006, which includes $1.8 million related to the recognition of the core deposit intangible.

As a result of the acquisition of Peoples First, Inc., the Company acquired a net deferred tax liability of $1.2 million in 2004, which includes $3.3 million related to the recognition of the core deposit intangible and unrealized holding gains in 2004.

11. SHAREHOLDERS’ EQUITY

On January 24, 2007, the Company’s Board of Directors declared a cash dividend of $0.1675 per share payable on February 17, 2007 to shareholders of record on February 3, 2007.

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

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,609,375 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan (the 2003 Plan). On December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 2.1 million shares of the Company’s common stock to be used to fund these plans (the 2005 Plan). For the year ended December 31, 2006, 696,781 shares were repurchased at an average price of $19.34 per share. For the

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

11. SHAREHOLDERS EQUITY - Continued

years ended December 31, 2005 and 2004, 621,722 and 691,494 shares were repurchased at average prices of $16.29 and $20.15, respectively. As of December 31, 2006, all shares authorized under the 2003 Plan had been repurchased and 419,833 shares had been repurchased under the 2005 Plan. No timetable was set for repurchases under the 2005 Plan.

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

13. EARNINGS PER SHARE

	Year ended December 31, 2006
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$64,109	47,491	$1.35
Effect of dilutive securities
Options	-	800	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$64,109	48,291	$1.33

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

13. EARNINGS PER SHARE - Continued

Restricted shares and options to purchase shares of common stock totaling 1,798,896 with grant prices of $20.03 to $22.14 per share were outstanding during 2006. The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares were not met at December 31, 2006. The options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2005
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$58,480	44,629	$1.31
Effect of dilutive securities
Options	-	741	(.02)
Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$58,480	45,370	$1.29

Options to purchase 1,377,661 shares of common stock at $20.03 to $22.14 per share were outstanding during 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$46,784	42,021	$1.11
Effect of dilutive securities
Options	-	919	(.02)
Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$46,784	42,940	$1.09

Options to purchase 993,451 shares of common stock at $20.10 to $22.14 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

14. COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

Year ending December 31,

2007	$4,122
2008	3,917
2009	3,571
2010	3,092
2011	2,086
Thereafter	11,800
$28,588

The total rental expense was approximately $4.9 million, $4.2 million, and $3.9 million in 2006, 2005 and 2004, respectively.

The Company leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis.

OTHER

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15. SHARE-BASED COMPENSATION

At December 31, 2006, the Company had certain employee benefit plans covering substantially all employees, which are more fully described below.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

15. SHARE-BASED COMPENSATION - Continued

Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the 2005 Plan. Except as otherwise provided by the Compensation Committee, options will immediately vest in the event theoptionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more) or in the event of an involuntary termination of employment not for cause.

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

Substitute Stock Options

As of December 31, 2006, 599,733 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition. Included in this amount are 74,125 out of a total of 83,982 substitute options issued in 2006 as a result of the acquisition of Nittany Financial Corp. All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted. No further options may be granted under any of the predecessor company stock option plans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

15. SHARE-BASED COMPENSATION - Continued

Fixed Option Compensation Plans - Aggregate Information

For the years ended December 31, 2006, 2005 and 2004, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rates	4.44%	4.58%	4.17%
Expected dividend yield	3.26%	3.47%	3.19%
Expected volatility	34.21%	28.58%	26.08%
Expected lives (years)	8.00	7.61	6.48

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which may have different characteristics from the Company's stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The risk-free interest rates used were from actual U. S. Treasury zero-coupon rates for bonds approximating the expected term of the option as of the option grant date. The expected dividend yield is computed based on the current dividend rate. The Company relies exclusively on historical volatility as an input for determining the estimated fair value of stock options. The Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants, and assessed the expected risk tolerance of the Company's optionees and, based on this analysis, has determined that the Company has a single homogeneous optionee group.

Aggregated information regarding the Plans as of December 31, 2006, and changes during the twelve months then ended is presented below (dollars in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,104,703	$14.96	-	$22,558
Substitute options issued	83,982	3.70	-	-
Granted	438,750	20.57	-	-
Exercised	(371,780)	9.20	-	-
Forfeited	(13,759)	20.64	-	-
Outstanding at December 31, 2006	4,241,896	$15.81	5.78	$19,836
Exercisable at December 31, 2006	2,912,941	$13.77	4.48	$19,232

There were 438,750, 431,134, and 659,613 options granted during the years ended December 31, 2006, 2005 and 2004, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $6.36, $5.14 and $5.52, respectively. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $4.4 million and $8.1 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $3.3 million, $1.7 million and $2.6 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

15. SHARE-BASED COMPENSATION - Continued

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2006, and changes during the twelve months then ended, is presented below:

Non-Vested Options	Shares	Weighted- Average Grant-Date Fair Value

Non-Vested at January 1, 2006	1,370,153	$4.89
Granted	438,750	-
Vested	(467,573)	-
Forfeited	(12,375)	-
Non-Vested at December 31, 2006	1,328,955	$5.53

As of December 31, 2006, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years.

Cash received from option exercise under the Plans for the year ended December 31, 2006, 2005 and 2004 was $3.4 million, $3.6 million, and $6.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise under the Plans for the twelve months ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.5 million and $2.8 million, respectively.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises. The Company has 10,065 options expiring during the next twelve months ended December 31, 2007, that will likely be exercised and for which the Company may, but is not required to, repurchase shares for use in those exercises.

Director Performance-Based Awards

Under the aforementioned Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (2005 Plan), the Company is authorized to grant share-based incentive compensation awards for corporate performance to non-employee directors of National Penn Bancshares, Inc. (“National Penn”) and National Penn Bank (“NPB”) (“Director Performance-Based Awards”). These awards may be granted in the form of shares of National Penn common stock, performance-restricted restricted stock (“PR-RS”) or performance-restricted restricted stock units (“PR-RSUs”).

The vesting of awards is contingent upon meeting certain corporate earnings per share performance goals. The awards are not permitted to be transferred during the restricted time period of one year from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied.

Awards are also forfeited if the non-employee director terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement bylaw (in which case the award would be pro-rated).

Vested PR-RS is converted to shares of National Penn common stock at the end of the restricted time period. Vested PR-RSUs are converted to shares of National Penn common stock upon the non-employee director’s termination of service as a director.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

15. SHARE-BASED COMPENSATION - Continued

The fair market value of each Director Performance-Based Award is estimated based on the fair market value of the Company’s common stock on the date of grant and the probable performance goals to be achieved, net of anticipated forfeitures. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.

On January 25, 2006, the Company granted Director Performance-Based Awards to each non-employee director of National Penn and NPB actively serving on January 25, 2006 and consisted of the following:

•
For 2006 corporate performance, either shares of PR-RS or PR-RSUs, at the discretion of the non-employee director. The PR-RS and PR-RSUs granted under the 2006 award were un-vested as of December 31, 2006; these awards vested at the end of the restricted time period on January 25, 2007.

•
For 2005 corporate performance, either shares of National Penn common stock or RSUs, at the discretion of the non-employee director. A total of 2,678 shares of stock were issued as of December 31, 2006.

Aggregated information regarding the Director Performance-Based Awards as of December 31, 2006, and changes during the twelve months then ended is presented below:

	PR-RS Shares	PR-RSU Share Units	Weighted-Average Grant-Date Fair Value
Un-vested at January 1, 2006	-	-	$-
Granted	3,682	16,634	20.07
Forfeited / Canceled	-	(777)	20.07
Vested at December 31, 2006	-	(6,180)	20.07
Converted	-	(824)	20.07
Un-vested at December 31, 2006	3,682	8,853	$20.07

The total fair value of Director Performance-Based Awards vested during the twelve months ended December 31, 2006 was approximately $124,000. Compensation expense recognized for the year ended December 31, 2006 for the Director Performance-Based Awards was approximately $385,000. There was approximately $13,000 of total unrecognized compensation expense related to the un-vested Director Performance-Based Awards as of December 31, 2006 that is expected to be recognized over a period of less than one year.

There were no Director Performance-Based Awards granted in 2005 or 2004.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 839,539 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date. Purchases under the ESPP are made four times annually. Employee contributions to the ESPP are made through payroll deductions. For the twelve months ended December 31, 2006, 2005 and 2004, participants under the ESPP purchased 38,308, 38,013, and 29,082 shares at weighted-average prices of $17.73, $17.30, and $17.47, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the for the twelve months ended December 31, 2006, 2005 and 2004, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $2.00, $2.21, and $2.78, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                 The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At December 31, 2006, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a notional amount of approximately $21.4 million. Likewise, the Company had offsetting investor interest rate lock commitments of approximately $21.4 million whereby the investor has agreed to purchase the mortgage at or near the time of funding. There was an additional $28.7 million in investor rate lock commitments for loans held for sale at December 31, 2005.

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

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk. The contract or notional amounts as of December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,277,760	$1,024,218
Commitments to fund mortgages held for sale	21,429	28,660
Letters of credit	118,030	95,987

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. Management, based upon their periodic analysis, established a SFAS No. 5 reserve which was approximately $301,000 and $456,000 at December 31, 2006 and 2005, respectively. The standby letters of credit expire as follows: $66.9 million in 2007, $50.6 million by 2010, and the remaining $562,000 after 2010.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

      The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The Company would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 2006, varies up to 100%; the average amount collateralized is 75.4%.

    Beginning in 2006, The Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments.

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

    A summary of the Company’s interest rate swaps is included in the following table (in thousands):

	December 31, 2006		December 31, 2005
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$10,387	$(231)	$0	$0
Pay variable / receive fixed swaps	10,387	231	0	0
Total	$20,774	$0	$0	$0
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

17. FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2006 and 2005, were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$111,203	$111,203	$122,459	$122,459
Investment securities available for sale	1,010,897	1,010,897	941,106	941,106
Investment securities held to maturity	250,985	249,575	150,608	147,628

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

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Deposits with stated maturities	$1,485,429	$1,486,317	$1,257,769	$1,254,815
Repurchase agreements, federal funds
purchased and short-term borrowings	417,746	417,746	428,771	428,771
Long-term borrowings	460,776	528,663	248,412	288,640
Subordinated debt	142,527	168,707	127,063	149,773

Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $2.34 billion for 2006 and $2.05 billion for 2005.

The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the Company’s interest rate swaps aggregated to $0 at December 31, 2006. There were no interest rate swaps as of December 31, 2005 or 2004.

The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Net loans	$3,573,631	$3,684,655	$2,993,744	$3,094,186

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

18.	REGULATORY MATTERS

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these balances for the year ended December 31, 2006, was approximately $15.1 million.

Dividends are paid by the Company from its assets, which are mainly provided by dividends paid by National Penn Bank. However, certain restrictions exist regarding the ability of National Penn Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under the restrictions in 2007, National Penn Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $61.7 million plus additional amounts equal to the net earnings of National Penn Bank for the period January 1, 2007, through the date of declaration less dividends previously paid in 2007.

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

Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2006, that National Penn Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, NPB met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NPB must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

18.	REGULATORY MATTERS - Continued

A summary of National Penn Bancshares, Inc. and National Penn Bank’s regulatory capital as of December 31, 2006 and 2005 is as follows (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$449,586	11.11%	$323,878	8.00%	N/A	N/A
National Penn Bank	415,347	10.35%	321,039	8.00%	$401,299	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	395,479	9.77%	161,939	4.00%	N/A	N/A
National Penn Bank	365,084	9.10%	160,520	4.00%	240,779	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	395,479	7.79%	202,965	4.00%	N/A	N/A
National Penn Bank	365,084	7.23%	201,903	4.00%	252,378	5.00%

As of December 31, 2005
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$409,654	11.88%	$277,930	8.00%	N/A	N/A
National Penn Bank	362,742	10.68%	274,219	8.00%	$342,198	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	363,646	10.55%	140,115	4.00%	N/A	N/A
National Penn Bank	320,087	9.42%	138,260	4.00%	206,239	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	363,646	8.42%	174,978	4.00%	N/A	N/A
National Penn Bank	320,087	7.49%	173,447	4.00%	216,233	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005

Assets
Cash	$21	$11
Investment in Bank subsidiaries, at equity	645,123	521,200
Investment in other subsidiaries, at equity	49,274	52,753
Other assets	1,806	1,954

	$696,224	$575,918

Liabilities and shareholders’ equity
Subordinated debt	$157,578	$127,063
Other liabilities	(4,223)	3,967
Shareholders’ equity	542,869	444,888

	$696,224	$575,918

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004

Income
Equity in undistributed net earnings of subsidiaries	$32,425	$33,092	$25,587
Dividends from subsidiary	39,350	32,500	27,113
Interest and other income	246	228	216
	72,021	65,820	39,099

Expense
Interest on subordinated debentures	10,950	8,936	7,249
Interest on long-term borrowings	-	-	19
Other operating expenses	1,090	271	311
	12,040	9,207	7,579

Income before income tax benefit	59,981	56,613	45,337
Income tax benefit	(4,128)	(3,142)	(2,577)
Net income	$64,109	$59,755	$47,914

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$64,109	$59,755	$47,914
Equity in undistributed net earnings of subsidiaries	(32,425)	(33,092)	(25,587)
Equity in discontinued subsidiary	-	-	--
(Increase) decrease in other assets	148	270	(335)
(Decrease) increase in other liabilities	(8,190)	(4,056)	(7,412)

Net cash provided by operating activities	23,642	22,877	14,580

Cash flows from investing activities
Cash received for business sold	-	-	-
Cash paid to acquire businesses	-	-	(43,945)
Sale or repayment of investments in subsidiaries	23,063	2,327	34,648
Additional investment in subsidiaries, at equity	1,884	-	(38,453)

Net cash (used in) provided by investing activities	(21,179)	2,327	(47,750)

Cash flows from financing activities
Repayment of long-term debt	-	-	(3,938)
Proceeds from issuance of subordinated debt	30,515	-	61,857
Proceeds from issuance of stock	11,610	10,104	12,349
Purchase of treasury stock	(13,539)	(8,397)	(10,852)
Cash dividends	(31,039)	(27,973)	(25,199)

Net cash (used in) provided by financing activities	(2,453)	(26,266)	34,217

Net (decrease) increase in cash and cash equivalents	10	(1,062)	1,047

Cash and cash equivalents at beginning of year	11	1,073	26

Cash and cash equivalents at end of year	$21	$11	$1,073

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

20.	SEGMENT INFORMATION

SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn operating segments to create one reportable segment, “Community Banking.”

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

The Company has also identified several other operating segments. These non-reportable segments include NPITC, National Penn Life Insurance Company, NP Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

20. SEGMENT INFORMATION - Continued

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community
	Banking	Other	Consolidated

December 31, 2006
Total assets	$4,722,606	$729,682	$5,452,288
Total deposits	3,825,633	-	3,825,633
Net interest income (loss)	160,119	(6,760)	153,359
Total non-interest income	45,033	21,834	66,867
Total non-interest expense	111,372	21,959	133,331
Net income (loss)	68,714	(4,605)	64,109

December 31, 2005
Total assets	$4,024,163	$579,226	$4,603,389
Total deposits	3,309,046	-	3,309,046
Net interest income (loss)	153,847	(5,198)	148,649
Total non-interest income	40,782	16,234	57,016
Total non-interest expense	107,624	17,440	125,064
Net income (loss)	62,790	(4,310)	58,480

December 31, 2004
Total assets	$3,915,138	$565,956	$4,481,094
Total deposits	3,143,193	-	3,143,193
Net interest income (loss)	143,275	(4,993)	138,282
Total non-interest income	34,000	12,774	46,774
Total non-interest expense	106,305	12,924	119,229
Net income (loss)	50,946	(4,162)	46,784

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
December 31, 2006 and 2005

21. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to retroactively reflect certain stock dividends.

(dollars in thousands, except per share data)
	Three months ended
2006	Dec. 31	Sept. 30	June 30	March 31

Interest income	$79,376	$78,108	$75,345	$69,356
Net interest income	37,365	38,465	39,048	38,482
Provision for loan losses	840	561	460	680
Net gains on sale of investment securities	-	49	444	377
Income before income taxes	21,081	21,868	21,662	19,742
Net income	16,371	16,624	16,084	15,030
Earnings per share of common stock - basic	0.34	0.35	0.33	0.32
Earnings per share of common stock - diluted	0.34	0.34	0.33	0.32

(dollars in thousands, except per share data)
	Three months ended
2005	Dec. 31	Sept. 30	June 30	March 31

Interest income	$63,448	$62,308	$59,893	$56,937
Net interest income	36,805	37,473	37,385	36,986
Provision for loan losses	750	750	950	750
Net (losses) gains on sale of investment securities	(235)	181	646	(37)
Income before income taxes	20,511	18,836	19,423	18,631
Net income	15,889	14,506	14,381	13,704
Earnings per share of common stock - basic	0.35	0.32	0.32	0.32
Earnings per share of common stock - diluted	0.35	0.32	0.32	0.30

Report of Independent Registered Public Accounting Firm

Board of Directors
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc.  (the Company, a Pennsylvania corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of National Penn Bancshares, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of National Penn Bancshares Inc.’s internal control financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
February 23, 2007

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

In accordance with the SEC’s published guidance, National Penn’s management determined that it would exclude the operations of Nittany Financial Corp. (acquired on January 26, 2006) from the scope of its assessment of internal control over financial reporting as of December 31, 2006. As of December 31, 2006, National Penn’s total reported consolidated assets were $5.45 billion, of which Nittany Financial Corp. assets accounted for approximately 6.6%. For the year ended December 31, 2006, National Penn’s consolidated interest and non-interest income was $369.1 million, of which Nittany Financial Corp. accounted for approximately 6.0%.

Based on this assessment, management believes that, as of December 31, 2006, National Penn’s internal control over financial reporting is effective based on these criteria.

National Penn’s independent registered public accounting firm has issued an attestation report on management’s assessment of National Penn’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K immediately following this report.

Report of Independent Registered Public Accounting Firm

Board of Directors
National Penn Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that National Penn Bancshares, Inc. (a Pennsylvania corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Penn Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nittany Financial Corp., which is included in the 2006 consolidated financial statements of National Penn Bancshares, Inc. and constituted approximately 6.6% of total assets as of December 31, 2006 and 6.0% percent of total revenues (interest income and non-interest income) for the year then ended. Our audit of internal control over financial reporting of National Penn Bancshares, Inc. also did not include an evaluation of the internal control over financial reporting of Nittany Financial Corp.

In our opinion, management’s assessment that National Penn Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, National Penn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 23, 2007

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of December 31, 2006, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s report on internal control over financial reporting as of December 31, 2006, and the related attestation report of the independent registered public accounting firm, Grant Thornton LLP, are included in this Report in Item 8 after the Notes to Consolidated Financial Statements on pages 93 and 95, and are incorporated by reference into this Item 9A.

During the quarter ended December 31, 2006, National Penn changed its computer core operating system in order to increase capacity. In connection with this change, National Penn adopted temporary controls to assure the integrity of data in the system. These temporary controls related to data verification, system access, data audits, and reconciliation and balancing of interfaces and subsystems. There were no other changes in National Penn’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

  None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report. National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions. A copy of the Code of Conduct is included in this Report as Exhibit 14.1. Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement to be used in connection with National Penn’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the sections captioned “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination of Employment or a Change in Control,” and “Director Compensation” of the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections captioned “Stock Ownership” and “Equity Compensation Plan Table” of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE.

Information required by this item is incorporated by reference to the sections captioned “Corporate Governance” and “Related Party Transaction and Policies” of the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to the section captioned “Audit Committee Report” of the Proxy Statement.

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

2.2
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

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated January 25, 2006 as filed on January 25, 2006.)

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

10.1
National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 20, 2006, as filed on December 21, 2006.)

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

10.11
National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.12
Amendment No. 1 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement No. 333-75730 on Form S-8, as filed on December 21, 2001.)

10.13
Amendment No. 2 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 4.6 to National Penn’s Post-Effective Amendment to Registration Statement No. 333-75730 on Form S-8, as filed on January 7, 2002.)

10.14
Amendment No. 3 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997) (Revised 2001).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.15
Amendment No. 4 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.)

10.16
Amendment No. 5 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated August 27, 2003, as filed on August 27, 2003.)

10.17
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

10.20
Amendment No. 9 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 29, 2005, as filed on April 6, 2005.)

10.21
Amendment No. 10 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 17, 2005, as filed on May 17, 2005.)

10.22
Amendment No. 11 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 27, 2006, as filed on January 27, 2006.)

10.23
Amendment No. 12 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 16, 2006, as filed on March 22, 2006.)

10.24
Amendment No. 13 to National Penn Bancshares, Inc. Capital Accumulation Plan (Amended and Restated Effective January 1, 1997).* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 8, 2006, as filed on May 12, 2006.)

10.25
National Penn Bancshares, Inc. Amended and Restated Executive Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 22, 2005, as filed on December 22, 2005.)

10.26
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals - Plan Year 2007.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 24, 2007, as filed January 26, 2007.)

10.27
National Penn Bancshares, Inc. Amended Officers’ and Key Employees’ Stock Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.28
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan*. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, as filed on April 29, 2005).

10.29	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2006, as filed on April 26, 2006.)

10.30
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.31	National Penn Bancshares, Inc. Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated December 20, 2000, as filed on January 1, 2001.)

10.32
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.33
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.34
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.35
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.* (Incorporated by reference to Exhibit 10.18 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.36
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Plan.* (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.37
National Penn Bancshares, Inc. FirstService Non-Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.38
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Employee Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11376 on Form S-8, as filed on December 19, 2003.)

10.39
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Non-Employee Directors Stock Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11377 on Form S-8, as filed on December 19, 2003.)

10.40
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 1999 Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11375 on Form S-8, as filed on December 19, 2003.)

10.41
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.42
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.43
Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.44
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.45
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.46
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 25, 2005.)

10.47
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Glenn E Moyer.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

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

10.51
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.52
Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.45 to National Penn’s Annual Report on Form 10-K for 2004).

10.53
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.54
Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.55
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.56
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.57
Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.29 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.58
Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.30 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.59
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.60
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.* (Incorporated by reference to Exhibit 10.8 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.61
Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.35 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.62
Amendatory Agreement dated August 23, 2000, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.36 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.63
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.64
Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.65
Amendatory Agreement dated January 27, 2002, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.66
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.* (Incorporated by reference to Exhibit 10.9 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.67
Executive Agreement dated July 2, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.55 to National Penn’s Annual Report on Form 10-K for 2004.)

10.68
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006).

10.69
Employment Agreement dated as of September 24, 2002 between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.70
Consulting Agreement dated as of December 17, 2003 among National Penn Bancshares, Inc., National Penn Bank and George C. Mason.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 5, 2004.)

10.71
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.72	Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Michelle H. Debkowski.*

10.73
Employment Agreement dated October 18, 2004, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.* (Incorporated by reference to Exhibit 10.62 to National Penn’s Annual Report on Form 10-K for 2005.)

10.74	Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*

10.75	Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.*

10.76	Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.*

10.77
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

10.78
Summary Sheet - Non-Employee Directors - Cash Directors’ Fees - 2007.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 20, 2006, as filed on December 21, 2006.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

February 28, 2007	By	/s/ Glenn E. Moyer
Glenn E. Moyer
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title

/s/ Thomas A. Beaver	Director	February 28, 2007
Thomas A. Beaver

/s/ J. Ralph Borneman, Jr.	Director	February 28, 2007
J. Ralph Borneman, Jr.
/s/ Robert L. Byers	Director	February 28, 2007
Robert L. Byers
/s/ Fred D. Hafer	Director	February 28, 2007
Fred D. Hafer

/s/ Frederick P. Krott	Director	February 28, 2007
Frederick P. Krott

/s/ Patricia L. Langiotti	Director	February 28, 2007
Patricia L. Langiotti

/s/ Kenneth A. Longacre	Director	February 28, 2007
Kenneth A. Longacre

Director
George C. Mason

/s/ Glenn E. Moyer	Director, President and	February 28, 2007
Glenn E. Moyer	Chief Executive Officer
(Principal Executive Officer)

/s/ Natalye Paquin	Director	February 28, 2007
Natalye Paquin

/s/ Robert E. Rigg	Director	February 28, 2007
Robert E. Rigg

/s/ C. Robert Roth	Director	February 28, 2007
C. Robert Roth

/s/Donald P. Worthington	Director	February 28, 2007
Donald P. Worthington

/s/ Wayne R. Weidner	Director and Chairman	February 28, 2007
Wayne R. Weidner

/s/ Gary L. Rhoads	Treasurer and Group Executive	February 28, 2007
Gary L. Rhoads	Vice President (Principal Financial Officer)

/s/ Michelle H. Debkowski	Executive Vice President	February 28, 2007
Michelle H. Debkowski	(Principal Accounting Officer)