Form 10-Q
period 2007-03-31
NATIONAL PENN BANCSHARES INC
filed 2007-05-10
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007
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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Common Stock (no stated par value)	(No.) Shares 47,632,000

1 of 53

2 of 53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)
	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$98,916	$106,627
Interest bearing deposits in banks	2,760	4,576
Total cash and cash equivalents	101,676	111,203

Investment securities held to maturity (fair value approximates $247,444	248,543	250,985
and $249,575 for 2007 and 2006, respectively)
Investment securities available for sale, at fair value	1,049,503	1,010,897
Loans and leases held for sale	23,215	18,515
Loans and leases, less allowance for loan and lease losses of $57,771
and $58,306 in 2007 and 2006, respectively	3,595,981	3,555,116
Premises and equipment, net	55,132	55,231
Accrued interest receivable	25,080	25,625
Bank owned life insurance	99,538	98,638
Goodwill	263,104	263,787
Other intangibles	18,435	19,993
Unconsolidated investments under the equity method	10,509	10,883
Other assets	29,336	31,415
Total assets	$5,520,052	$5,452,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$522,949	$509,463
Interest-bearing	3,207,733	3,316,170
Total deposits	3,730,682	3,825,633

Securities sold under repurchase agreements and federal funds purchased	587,426	408,084
Short-term borrowings	2,800	9,662
Long-term borrowings	448,006	460,776
Subordinated debt ($65,333 at fair value on March 31, 2007)	142,654	142,527
Accrued interest payable and other liabilities	58,636	62,737
Total liabilities	4,970,204	4,909,419

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 62,500,000 shares,
issued and outstanding 2007 - 48,100,064; 2006 - 47,940,831, net of shares in Treasury: 2007 - 40,367; 2006 - 203,191	466,555	467,288
Retained earnings	83,368	77,665
Accumulated other comprehensive income	713	1,861
Treasury stock, at cost	(788)	(3,945)
Total shareholders’ equity	549,848	542,869
Total liabilities and shareholders’ equity	$5,520,052	$5,452,288

The accompanying notes are an integral part of these statements.
3 of 53

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans and leases, including fees	$65,376	$55,866
Investment securities
Taxable	9,444	9,317
Tax-exempt	5,522	4,046
Federal funds sold and deposits in banks	51	127

Total interest income	80,393	69,356

INTEREST EXPENSE
Deposits	29,687	21,501
Securities sold under repurchase agreements and federal funds purchased	5,103	4,211
Short-term borrowings	38	53
Long-term borrowings	7,639	5,109

Total interest expense	42,467	30,874

Net interest income	37,926	38,482

Provision for loan and lease losses	1,075	680

Net interest income after provision for loan and lease losses	36,851	37,802

NON-INTEREST INCOME
Wealth management income	4,063	3,222
Service charges on deposit accounts	4,098	4,027
Cash management and electronic banking fees	1,942	2,106
Other operating income	2,062	1,858
Insurance commission and fees	2,200	1,752
Mortgage banking income	876	1,020
Bank owned life insurance income	1,473	820
Equity in undistributed net (losses) of unconsolidated investments	(589)	-
Net gains on sale of investment securities	569	377

Total non-interest income	16,694	15,182

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	20,499	21,080
Net premises and equipment	5,068	4,314
Advertising and marketing expenses	1,115	1,484
Other operating expenses	7,084	6,364

Total non-interest expenses	33,766	33,242

Income before income taxes	19,779	19,742

Income tax expense	4,296	4,712

NET INCOME	$15,483	$15,030

PER SHARE OF COMMON STOCK
Basic earnings	$0.32	$0.32
Diluted earnings	$0.32	$0.32
Dividends paid in cash	$0.1675	$0.1602

The accompanying notes are an integral part of these statements.
4 of 53

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2007				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2006, as previously reported	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159			(1,732)			(1,732)
Balance at December 31, 2006, as revised	47,940,831	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	15,483	-	-	15,483	$15,483
Cash dividends declared	-	-	(8,048)	-	-	(8,048)
Shares issued under share-based plans	190,174	(1,365)	-	-	3,753	2,388
Share-based compensation	-	632	-	-	-	632
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(1,148)	-	(1,148)	(1,148)
Total comprehensive income	-	-	-	-	-	-	$14,335
Treasury shares purchased	(30,941)	-	-	-	(596)	(596)
Balance at March 31, 2007	48,100,064	$466,555	$83,368	$713	$(788)	$549,848

	March 31, 2007
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(1,197)	$419	$(778)
Less: Reclassification adjustment for gains realized in net income	569	(199)	370
Other comprehensive (loss), net	$(1,766)	$618	$(1,148)

THREE MONTHS ENDED MARCH 31, 2006				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	44,683,244	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	15,030	-	-	15,030	$15,030
Cash dividends declared	-	-	(7,692)	-	-	(7,692)
Shares issued under share-based plans	165,988	414	-	-	1,716	2,130
Share-based compensation	-	722	-	-	-	722
Shares issued for acquisition of
Nittany Financial Corp.	3,264,226	58,878	-	-	4,188	63,066
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(1,637)	-	(1,637)	(1,637)
Total comprehensive income	-	-	-	-	-	-	$13,393
Treasury shares purchased	(52,235)	-	-	-	(1,047)	(1,047)
Balance at March 31, 2006	48,061,223	$438,092	$79,184	$1,552	$(588)	$518,240

	March 31, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(2,141)	$749	$(1,392)
Less: Reclassification adjustment for gains realized in net income	377	(132)	245
Other comprehensive (loss), net	$(2,518)	$881	$(1,637)

The accompanying notes are an integral part of these statements.
5 of 53

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,483	$15,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,075	680
Share-based compensation expense	632	722
Depreciation and amortization	2,541	2,372
Deferred income tax expense	(22)	(93)
Amortization (accretion) of premiums and discounts on investment securities, net	964	(638)
Undistributed losses of equity-method investments, net	589	-
Gains on sales of investment securities, net	(569)	(377)
Loans originated for resale	(52,698)	(55,482)
Proceeds from sales of loans	53,782	56,242
Gains on sales of loans, net	(1,084)	(760)
Gains on sales of other real estate owned, net	(99)	-
Increase in fair value of subordinated debt	(151)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	545	(688)
(Decrease) increase in accrued interest payable	(248)	2,312
(Increase) decrease in other assets	(1,516)	2,479
Decrease in other liabilities	(2,371)	(2,312)
Net cash provided by operating activities	16,853	19,487

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	-	(3,246)
Proceeds from maturities of investment securities held to maturity	2,418	2,662
Purchase of investment securities held to maturity	-	(22,800)
Proceeds from sales of investment securities available for sale	1,467	954
Proceeds from maturities of investment securities available for sale	27,422	29,387
Purchase of investment securities available for sale	(69,258)	(83,129)
Net increase in loans and leases	(47,218)	(75,512)
Purchases of premises and equipment	(1,041)	(465)
Proceeds from the sale of other real estate owned	1,327	-
Net cash used in investing activities	(84,883)	(152,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in interest and non-interest bearing demand deposits and savings accounts	(40,598)	(50,507)
Net (decrease) increase in certificates of deposits	(54,353)	110,772
Net increase in securities sold under agreements to repurchase
and federal funds purchased	179,342	61,193
Net (decrease) in short-term borrowings	(6,862)	(8,242)
Proceeds from new long-term borrowings	100,000	-
Repayments of long-term borrowings	(112,770)	(345)
Issuance of subordinated debentures	-	15,464
Shares issued under share-based plans	2,161	2,130
Excess tax benefits on share-based plans	227	232
Purchase of treasury stock	(596)	(1,047)
Cash dividends	(8,048)	(7,692)
Net cash provided by financing activities	58,503	121,958
Net (decrease) in cash and cash equivalents	(9,527)	(10,704)
Cash and cash equivalents at beginning of year	111,203	122,459
Cash and cash equivalents at March 31	$101,676	$111,755

The accompanying notes are an integral part of these statements.

6 of 53

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated.

The financial statements presented include the results of Nittany Financial Corporation since its acquisition on January 26, 2006. Share and per share results for the three-months ended March 31, 2006 have been restated for a 3% stock dividend paid September 30, 2006. Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2. LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $12.1 million on March 31, 2007. The total balance of impaired loans with a specific valuation allowance at March 31, 2007 was $5.4 million; the specific valuation allowance allocated to these impaired loans was $1.5 million. The total balance of impaired loans without a specific valuation allowance was $6.7 million.

The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

3. SHAREHOLDERS’ EQUITY

On January 24, 2007, the Company’s Board of Directors declared a cash dividend of $0.1675 per share paid on February 17, 2007, to shareholders of record on February 3, 2007.

The Company’s Board of Directors has authorized the repurchase of up to 2,060,000 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan. As of December 31, 2006, the Company repurchased a total of 420,347 shares under this repurchase authorization. For the three-months ended March 31, 2007, an additional 30,941 shares were repurchased at an average price of $19.29 per share.

4. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three-Months Ended March 31, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$15,483	48,047	$0.32
Effect of dilutive securities:
Options	-	675	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$15,483	48,722	$0.32

7 of 53

Restricted shares totaling 17,780 with a grant price of $20.07 and options to purchase shares of common stock totaling 1,771,149 with grant prices of $20.03 to $22.14 per share were outstanding for the three months ended March 31, 2007.

	Three-Months Ended March 31, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$15,030	46,318	$0.32
Effect of dilutive securities:
Options	-	905	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$15,030	47,223	$0.32

Options to purchase shares of common stock totaling 482,481 with grant prices of $20.30 to $22.14 per share were outstanding for the three months ended
March 31, 2006.

The restricted shares outstanding for the three months ended March 31, 2007 were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met for those periods. The options were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because the option exercise price was greater than the average market.

5. SEGMENT REPORTING

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

The Company has also identified several other operating segments. These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, NP Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

8 of 53

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	As of and for the Three Months Ended March 31, 2007
	Community Banking	Other	Consolidated
Total assets	$4,782,108	$737,944	$5,520,052
Total deposits	3,730,682	-	3,730,682
Net interest income (loss)	39,643	(1,717)	37,926
Total non-interest income	10,018	6,676	16,694
Total non-interest expense	27,755	6,011	33,766
Net income (loss)	16,195	(712)	15,483

	As of and for the Three Months Ended March 31, 2006
	Community
	Banking	Other	Consolidated
Total assets	$4,432,512	$679,497	$5,112,009
Total deposits	3,616,965	-	3,616,965
Net interest income (loss)	40,052	(1,570)	38,482
Total non-interest income	10,076	5,106	15,182
Total non-interest expense	28,845	4,397	33,242
Net income (loss)	15,619	(589)	15,030

6. SHARE-BASED COMPENSATION

At March 31, 2007, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”). The Company accounts for these Plans in accordance with Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

A total of 5.2 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014. As of March 31, 2007, 4.3 million of these shares remain available for issuance. The Company has 234,914 awards expiring during the next twelve months ended March 31, 2008, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Condensed Statements of Income in this Report. Share-based compensation expense of $632,000 and $722,000 and a related income tax benefit of $221,000 and $253,000 were recognized for the three months ended March 31, 2007 and 2006, respectively. Total cash received during the three months ended March 31, 2007 for activity under the Plans was $906,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during these same periods was $1.6 million and $1.1 million, respectively. The tax benefit recognized for option exercises during the three months ended March 31, 2007 totaled $451,000.

As of March 31, 2007, there was $3.4 million of total unrecognized compensation cost related to un-vested stock options; that cost is expected to be recognized over a weighted-average period of less than five years. There was approximately $168,000 of total unrecognized compensation cost related to un-vested restricted stock unit awards as of March 31, 2007; that cost is expected to be recognized over a period of less than one year.

7. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the three months ended March 31, 2007 and 2006 included the following components:

9 of 53

	March 31,
	2007	2006
Service cost	$400,920	$684,384
Interest cost	387,204	422,948
Expected return on plan assets	(577,830)	(501,612)
Amortization of prior service cost	(128,959)	(1,189)
Amortization of unrecognized net actual loss	111,487	103,855
Net periodic benefit expense	$192, 822	$708,386

Our expected contribution to our pension plan for plan year 2007 is not yet determined. No contributions to the plan were required in the three months ended March 31, 2007.

8. NEW ACCOUNTING PRONOUNCEMENTS

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations.

The liability for the Company’s unrecognized tax benefits as of January 1, 2007, was $1.5 million, which if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest expenses for all periods presented. The Company had accrued approximately $128,000 for the payment of interest and penalties at January 1, 2007, as required by FIN 48. Subsequent changes to accrued interest and penalties have not been significant.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is not currently undergoing any income tax examinations, and is no longer subject to U.S. federal income tax examinations for years before 2003.

9. LITIGATION

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had fair value commercial loan swaps with an aggregate notional amount of $45.7 million at March 31, 2007. The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense. The Company’s swaps are marked-to-market quarterly. At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

10 of 53

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The net amount receivable (payable) for the three months ended March 31, 2007 and 2006 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counter party. The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function. At March 31, 2007, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table (dollars in thousands):

	As of March 31, 2007					As of December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,831	$(479)	6.6	7.42%	7.36%	$10,387	$(231)
Pay variable/ receive fixed	22,831	479	6.6	7.36%	7.42%	10,387	231
Total swaps	$45,662	$-	6.6	7.39%	7.39%	$20,774	$-

11. FAIR VALUE MEASUREMENTS

SFAS No. 159. On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The Company early adopted SFAS No. 159 as of January 1, 2007 and elected the fair value option for one discreet financial instrument which is a fixed rate subordinated debenture relating to its retail offering to individual consumers and investors of trust preferred securities under the Company’s Capital Trust II. The Company has no other similar subordinated debentures, as the subordinated debentures remaining are variable rate financial instruments supporting variable rate trust preferred securities issued to institutional investors on a pooled basis.

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liabilities with a cost basis of $65.2 million. This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007. The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk. Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio. In addition, it provides more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million.

This funding liability is a very long-term, fixed rate liability with a very long duration. Since its origination, changing asset structures have lead to shorter maturity and duration assets that in today’s environment no longer match up well with a very long duration liability. Fair valuing this liability will provide the restructuring flexibility to better match shorter duration assets with more comparable liabilities. The Company evaluates its funding sources on a periodic basis to maximize its interest rate risk management effectiveness. The Company considers the fair value option a mechanism to match its assets and liabilities and will consider it for similar liabilities in the future.

11 of 53

The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and a fair value adjustment of $278,000. The Company recorded a gain of $151,000 in non-interest income for the change in fair value of the subordinated debt for the three months ended March 31, 2007.

SFAS No. 157. Simultaneously with the adoption of SFAS No. 159, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), effective January 1, 2007. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

 Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash instruments are generally classified within level 1or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

12 of 53

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of March 31, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2007
Assets
Loans and leases held for sale	$23,215	$-	$-	$23,215
Investment securities, available for sale	15,096	960,848	73,559	1,049,503
Investment securities, held to maturity	-	247,444	-	247,444
Interest rate swap agreements	-	479	-	479

Liabilities
Subordinated debt	$65,333	$-	$-	$65,333
Interest rate swap agreements	-	479	-	479

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Investment Securities Available for Sale
Assets
Beginning Balance December 31, 2006	$38,826
Total gains/(losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(10)
Purchases, issuances, and settlements	34,743
Transfers in and/or out of Level 3	-
Ending balance March 31, 2007	$73,559

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Field examiner reviews are conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

13 of 53

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results. Current performance does not guarantee and may not be indicative of similar performance in the future. The Company’s consolidated financial statements are unaudited, and as such, are subject to year-end examination.

The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets. Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

FINANCIAL HIGHLIGHTS

Highlights for the quarters ended March 31, 2007 and 2006, were as follows:

The Company recorded a 3.0% increase in first quarter 2007 net income compared to first quarter 2006. Diluted earnings per share for the three-month period ended March 31, 2007 of $0.32 remained unchanged compared to $0.32 for first quarter 2006. The change in the percentage increase in net income when compared to the results for earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Nittany, which was completed on January 26, 2006.

For the three month period ended March 31, 2007, the annualized return on average shareholders’ equity and annualized return on average assets were 11.6% and 1.15% compared to 13.0% and 1.24% for the comparable period in 2006. The return on average tangible equity was 24.4% as of March 31, 2007 and 25.4% as of March 31, 2006.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (percentages annualized, dollars in thousands):

	March 31,
	2007	2006
Return on average shareholders' equity	11.6%	13.0%
Effect of goodwill and intangibles	12.8%	12.4%
Return on average tangible equity	24.4%	25.4%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$540,823	$468,943
Average goodwill and intangibles	(283,350)	(229,228)
Average tangible equity	$257,473	$239,715

14 of 53

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and predominant practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	allowance for loan and lease losses;

•	goodwill impairment;

•	deferred tax assets and liabilities; and

•	share-based compensation.

Except as noted below, there have been no material changes in the Company’s critical accounting policies, judgments and estimates including in assumptions or estimation techniques utilized as compared the Company's most recent Annual Report on Form 10-K:

Income Taxes - On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Footnote 8 in this Report and is incorporated herein by reference.

Fair Value Measurements - Effective January 1, 2007, National Penn elected early adoption of Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). As required for early adoption of FAS 159, the Company concurrently adopted SFAS No. 157, Fair Value Measurements (SFAS 157).

SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s cash instruments are generally classified within level 1or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
15 of 53

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2007 was $15.5 million, a 3.0% increase over the first quarter 2006. The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. Net interest income for the first quarter of 2007 was $37.9 million, which decreased $556,000 or 1.4%, compared to the $38.5 million for the first quarter of 2006. Interest income for the first quarter of 2007 increased $11.0 million due to a higher level of interest earning assets as compared to the first quarter of 2006. For the first three months of 2007, $65.4 million or 67.3% of the Company’s gross revenue (total interest income plus total other income or $97.1 million through March 31, 2007) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace. Interest expense for first quarter 2007 increased $11.6 million, primarily as a result of the higher cost of interest-bearing liabilities.

16 of 53

The following table presents average balances, average rates and interest rate spread information (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread*

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$4,191	$49	4.74%	$7,430	$127	6.93%
Federal funds sold	141	2	5.75%	-	-	-
Investment securities	1,271,449	17,953	5.73%	1,156,448	15,528	5.45%
Total loans and leases	3,639,246	66,027	7.36%	3,254,237	56,466	7.04%
Total earning assets	$4,915,027	$84,031	6.93%	$4,418,115	$72,121	6.62%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,257,141	$29,687	3.70%	$2,971,182	$21,501	2.93%
Short-term borrowings	503,795	5,141	4.14%	534,795	4,264	3.23%
Long-term borrowings	598,757	7,639	5.17%	387,003	5,109	5.35%
Total interest bearing liabilities	$4,359,693	$42,467	3.95%	$3,892,980	$30,874	3.22%

INTEREST RATE MARGIN**		$41,564	3.43%		$41,247	3.79%
Tax equivalent interest		(3,638)	(0.30%)		(2,765)	(0.25%)
Net interest income		$37,926	3.13%		$38,482	3.54%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include non-accruing loans.
Fee income included.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, variance not solely due to rate or volume is allocated to the volume variance. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each. The information is presented on a taxable equivalent basis, using an effective rate of 35% (in thousands):

	Three Months Ended March 31, 2007 over 2006
	Volume	Rate	Total
Increase (decrease) in: Interest income
Interest bearing deposits in banks and fed funds sold	$89	$(165)	$(76)
Investment securities	1,544	881	2,425
Total loans and leases	6,680	2,881	9,561
Total interest income	$8,313	$3,597	$11,910

Interest expense
Interest bearing deposits	$2,069	$6,117	$8,186
Short-term borrowings	(247)	1,124	877
Long-term borrowings	2,795	(265)	2,530
Total interest expense	$4,617	$6,976	$11,593
Increase (decrease) in net interest income	$3,696	$(3,379)	$317

17 of 53

Net interest income, on a taxable equivalent basis, increased $317,000 in the first three months of 2007, as compared to the same period in 2006. This change is impacted by two factors - volume and rate. The change related to volume was a positive impact as the increase in interest income on the growth of interest-earning assets was greater than the increase in interest expense on the growth of interest-bearing liabilities. Conversely, the change related to rate was a negative impact as the higher cost of interest-bearing liabilities more than offset the higher yield of interest-earning assets. However, the net overall effect of volume and rate was a positive change of $317,000 in the first three months of 2007 as compared to the same period in 2006.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.43% during first quarter 2007 compared to 3.79% during the first quarter of 2006. The margin decline was due to continued competitive pressures, the shape of the yield curve, and general overall margin compression between loan growth and higher-costing funding sources. The shape of the yield curve is normally a positive shape, meaning that shorter-term rates are lower than longer term rates. Simplistically speaking, with a positively sloped yield curve, banks earn spread between gathering funds at the shorter end of the yield curve and investing those funds at the longer end of the yield curve. However, today the shape of the yield curve is flat or inverted, meaning that all rates across the maturity spectrum are virtually the same (flat yield curve) or that shorter-term rates are greater than longer-term rates (inverted yield curve). In either of these environments, the typical spreads that banks earn are not available, and margins diminish.

 Management conducts a quarterly analysis of the loan portfolio and adjusts allowance for loan and lease losses accordingly. During our quarterly analysis of the loan and lease loss allowance, we considered a variety of factors, some of which included:

•	General economic conditions;
•	Trends in charge-offs;
•	The level of non-performing assets, including loans over 90 days delinquent;
•	Levels of allowance for specific classified assets;
•	A review of portfolio concentration of any type either customer, industry loan type, collateral or risk grade.

The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases. Based on the quarterly analysis, the Company provided $1.1 million to its allowance for loan and lease losses for the first quarter 2007, an increase of $395,000 compared to the three months ended March 31, 2006. The Company’s net charge-offs of $1.6 million for the first three months of 2007 increased by $978,000 compared to the $633,000 in net charge-offs at March 31, 2006.

Total non-interest income increased $1.5 million or 10.0% during the first quarter of 2007 compared to the same period in 2006. Declines in mortgage banking revenue of $144,000 or 14.1%, various deposit service charges and fees of $93,000 or 1.5% and losses recognized for unconsolidated equity investments of $589,000 were offset by gains in wealth management and insurance agency income for this period. Wealth management income increased $841,000 or 26.1% due to the addition of RESOURCES for Retirement, acquired in April 2006, as well as increased fee income in other segments of this business including third party investment, investment advisory and trust services. Insurance agency revenue increased $448,000 or 25.6% over the prior year’s quarterly revenue due primarily to increased contingency income. Quarterly gains on sales of investment securities were also up for the three months ended March 31, 2007 as compared to the same period in 2006 by $192,000. Income from Bank Owned Life Insurance (“BOLI”) was up $653,000 due to a death benefit of approximately $374,000 received in the first quarter of 2007, as well as improved yields on a higher amount of BOLI from a restructuring of the portfolio in the third quarter of 2006.

Non-interest expenses increased $524,000 or 1.6% during the first quarter of 2007 compared to first quarter 2006, to $33.8 million. Increases in net premises and equipment expense of $754,000 or 17.5% and other general operating expenses of $720,000 or 11.3% were substantially offset by decreases in salary, benefit and marketing expenses totaling $950,000 or 27.7% as a result of management’s control of these expense categories.

Income before income taxes increased $37,000 or 0.2% in the first quarter of 2007 compared to the same time period in 2006. Income taxes decreased $416,000 or 8.8% for the quarter ended March 31, 2007. The Company’s effective tax rate decreased to 21.72% for the first quarter of 2007 compared to 23.9% for first quarter 2006. The decrease in the effective tax rate year to date in 2007 is due to changes in the amount of tax advantaged income, including the death benefit on BOLI noted above, as a percentage of taxable income.

18 of 53

FINANCIAL CONDITION

At March 31, 2007, total assets were $5.52 billion, an increase of $67.8 million or 1.2% from the $5.45 billion at December 31, 2006.

Total cash and cash equivalents decreased $9.5 million or 8.6% at March 31, 2007 when compared to December 31, 2006, due to a net decrease of approximately $10.1 million in Federal Reserve-related balances.

Total loans and leases, including loans held for sale, which totaled $3.68 billion at March 31, 2007, increased $45.0 million, or 1.2% on a non-annualized basis compared to the $3.63 billion in net loans and leases at December 31, 2006. Loan growth for first quarter 2007 was reflected exclusively in the area of commercial business-purpose lending, which increased $84.1 million or 5.9% on a non-annualized basis. Loans held for sale at March 31, 2007 amounted to $23.2 million compared to $18.5 million at year end 2006. Annualized total loan growth for the first quarter of 2007 was 5.0%. Company management targets loan growth in the high single digits for all of 2007, although it currently has some concerns about slowing loan demand.

As of March 31, 2007, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $461.0 million or 12.5% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence was $491.4 million or 13.4% of total loans. The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans. Approximately 11.6% and 2.0% of the Company’s total mortgage loan originations during the three months ended March 31, 2007 were considered “Alt-A” and “sub-prime” loans, respectively. The Company sells these loans to investors in the secondary market, subject to recourse for defaults related to borrower payments and/or Company representations.

•	Commercial loans of $2.72 billion or 74.1% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	March 31, 2007	December 31, 2006

Nonaccrual loans and leases	$12,077	$8,554
Loans and leases past due 90 or more days as to interest or principal	243	94
Total nonperforming loans and leases	12,320	8,648
Other real estate owned	140	1,291
Total nonperforming assets	12,460	9,939

Total loans and leases, including loans held for sale	3,676,967	3,631,937

Average total loans and leases	3,639,246	3,599,781

Allowance for loan and lease losses	$57,771	$58,306

Allowance for loan and lease losses to:
Nonperforming assets	463.7%	586.6%
Total loans and leases	1.57%	1.61%
Average total loans and leases	1.59%	1.62%

Management reviews the loan portfolio quarterly to identify non-performing credits. Non-performing loans and leases of $12.3 million at March 31, 2007 were more consistent with historical Company results than in the recent preceding quarters. Management anticipates that non-performing loans and leases for the remainder of 2007 may be more consistent with the first quarter of this year. The increase of $3.7 million in non-performing loans and leases for the first quarter of 2007 is substantially due to increases of $2.1 million and $1.2 million in non-accrual commercial and residential mortgage loans, respectively.

19 of 53

The following table reflects the percentage breakdown of total non-accrual loans and leases by category:

	March 31, 2007	December 31, 2006
Commercial and industrial loans	49.9%	65.0%
Residential real-estate secured	21.2%	16.7%
Non-farm, non-residential real-estate secured	18.9%	14.0%
Consumer, lease and other	10.0%	4.3%
Total	100.0%	100.0%

An analysis of loan and lease charge-offs for the three months ended March 31, 2007 as compared to 2006 is as follows (dollars in thousands):

	For Three Months Ended March 31,
	2007	2006
Net charge-offs	$1,611	$633

Net charge-offs (annualized) to:
Total loans and leases	0.18%	0.07%
Average total loans and leases	0.18%	0.07%
Allowance for loan and lease losses	11.31%	4.40%

Net charge-offs of $1.6 million for the three months ended March 31, 2007 represent a $978,000 increase over net charge-offs for the same period in 2006. Specifically, this number is comprised of charge-offs of $2.1 million offset by recoveries of $475,000. $1.1 million of charge-offs for the quarter consisted of a $650,000 charge-off on one construction loan credit and a $400,000 charge-off on one commercial and industrial credit. Management anticipates that charge-offs for the remainder of 2007 may be more consistent with the first quarter of this year.

Based on the Company’s quarterly analysis of the allowance for loan and lease losses, and the current level of charge-offs and non-performing loans, the Company increased its provision for the first quarter 2007 to $1.1 million. This represents an increase of $235,000 and $395,000 compared to the provisions for the quarters ended December 31, 2006 and March 31, 2006, respectively. Company management believes that the allowance for loan and lease losses of $57.8 million, or 1.57% of total loan and lease at March 31, 2007, is currently appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes. Management will continue to monitor the portfolio’s risk and concentration exposure diligently and maintain the allowance accordingly.

Investments increased $36.1 million or 2.9% to $1.30 billion at March 31, 2007 compared to December 31, 2006. Investment purchases during the first three months of 2007 were $65.2 million (primarily municipal securities and Collateralized Debt Obligations (CDO’s)), offset by investment calls and maturities and the amortization of mortgage-backed securities.) During the first quarter 2007, the Company sold approximately $898,000 in investment securities available for sale. Gains on the sale of investments during the first quarter of 2007 totaled $569,000.

The total of all other assets on the balance sheet decreased $4.4 million to $501.1 million as compared to $505.5 million at December 31, 2006. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets. The decrease during the quarter was due to amortization of intangibles and reduction of prepaid expenses.

As the primary source of funds, aggregate deposits of $3.73 billion at March 31, 2007 decreased $95.0 million or 2.5% compared to December 31, 2006. The decrease in deposits during the three months of 2007 was primarily due to the seasonality of our municipal deposits.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt. In the aggregate, these funds totaled $1.18 billion at March 31, 2007, and $1.02 billion at December 31, 2006. The increase of $159.8 million in purchased funds and borrowings is comprised primarily of a $179.3 million increase in securities sold under repurchase agreements and federal funds purchased, a decrease in long-term borrowings of $12.7 million, and a decrease in short-term borrowings of $6.9 million.

20 of 53

Shareholders’ equity increased $7.0 million from December 31, 2006 through March 31, 2007. Retained earnings increased $5.7 million over this period due to the retention of net income for the quarter. Earnings retained were partially offset by a charge to retained earnings for the cumulative effect of a change in accounting principle due the Company’s adoption of SFAS No. 159 and the payment of cash dividends. Accumulated other comprehensive income decreased $1.1 million due to decreases in valuation levels in the available for sale investment securities portfolio as a result of the interest rate environment. Treasury stock declined $3.2 million due to shares issued for the Company’s share-based compensation plans, offset by purchases during the quarter. Cash dividends paid during the first three months of 2007 increased $355,000 or 4.6% to $8.05 million compared to the cash dividends paid during the first three months of 2006. The percentage of first quarter earnings retained was 48.0% and 48.8% for 2007 and 2006, respectively.

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

21 of 53

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2007 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$2,760	$-	$-	$-
Investment securities	116,741	192,293	528,355	460,657
Loans and leases (1)	1,370,610	383,700	1,352,834	512,052
Other assets	-	-	-	600,050
	1,490,111	575,993	1,881,189	1,572,759
Liabilities and equity
Non-interest bearing deposits	-	-	-	522,949
Interest bearing deposits (2)	1,370,898	784,279	1,049,087	3,469
Borrowed funds	498,013	10,000	392,439	137,780
Subordinated debt	77,321	-	-	65,333
Other liabilities	-	-	-	58,636
Shareholders’ equity	-	-	-	549,848
	1,946,232	794,279	1,441,526	1,338,015

Interest sensitivity gap	(456,121)	(218,286)	439,663	234,744
Cumulative interest rate sensitivity gap	$(456,121)	$(674,407)	$(234,744)	$-
__________________________________

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first calendar quarter of 2007. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

_______________________________________

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

22 of 53

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

The calculated estimates of change in MVPE at March 31, 2007 are as follows (dollars in thousands):

MVPE Change in Interest Rate	Amount	% Change

+300 Basis Points	$738,273	(16.07)%
+200 Basis Points	794,741	(9.65)%
+100 Basis Points	840,193	(4.48)%
Flat Rate	879,578	-%
-100 Basis Points	920,333	4.63%
-200 Basis Points	909,705	3.43%
-300 Basis Points	867,986	(1.32)%

Management also estimates the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	March 31, 2007		March 31, 2006
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(16,165)	(24.07)%	$(6,944)	(10.3)%
+200	(10,393)	(15.48)%	(4,673)	(6.9)%
+100	(5,018)	(7.47)%	(2,853)	(4.2)%
-100	1,669	2.49%	(754)	(1.1)%
-200	2,609	3.89%	(1,647)	(2.4)%
-300	2,927	4.36%	(6,767)	(10.0)%

The Company uses financial derivative instruments for management of interest rate sensitivity. The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company currently include forward sales of mortgage commitments. The Company does not use any of these instruments for trading purposes.

At the current level of interest rates, the Company has some exposure to a movement in rising rates due to the amount of repriceable liabilities in the short-term and the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company’s long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company’s results of operations. Nonetheless, the Company’s asset/liability management committee’s priority is to manage this optionality and therefore limit the level of interest rate risk.

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

23 of 53

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2007 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Minimum annual rentals or non-cancelable operating leases	$4,480	$8,032	$5,324	$13,091	$30,927
Remaining contractual maturities of time deposits	1,232,763	158,167	36,677	3,469	1,431,076
Loan commitments	718,144	128,457	54,456	329,741	1,230,798
Long-term borrowed funds	80,000	73,925	156,300	137,781	448,006
Guaranteed preferred beneficial interests in Company’s subordinated debentures	-	-	-	142,654	142,654
Letters of credit	69,086	47,864	10	-	116,960
Total	$2,104,473	$416,445	$252,767	$626,736	$3,400,421

The Company currently does not have any off-balance sheet special purpose entities. The Company had no capital leases at March 31, 2007.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to Tier 1 Average Assets Ratio		Capital to Risk- Total Weighted Assets Ratio		Capital to Risk- Weighted Assets Ratio
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2007	2006	2007	2006	2007	2006

The Company	8.00%	7.79%	9.92%	9.77%	11.23%	11.11%
National Penn Bank	7.31%	7.23%	9.26%	9.10%	10.51%	10.35%
“Well Capitalized” institution (under banking regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. At March 31, 2007, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2007, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

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

24 of 53

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely be strong enough to allow the Company to generate loan growth in the high single-digit percentages during the remainder of 2007.

•
The principal challenge faced by the Company today is to grow our earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels. In this environment, we seek to increase our net interest income principally through increased volume, including volume from mergers and acquisitions, to increase our non-interest income, especially revenues from our insurance and wealth management lines of business, and to contain our operating costs.

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

Item 4. Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures. Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K. As of March 31, 2007, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

During the quarter ended March 31, 2007, National Penn completed the system conversion for the Nittany Bank Division of National Penn Bank. As part of this conversion, National Penn implemented temporary controls to test the integrity of data. These temporary controls related to data verification, data audits, and reconciliation of account balances. There were no other changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

25 of 53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of March 31, 2007.

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

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At March 31, 2007, approximately $70.6 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

26 of 53

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

National Penn’s businesses and operations, including those acquired on January 26, 2006 in the acquisition of Nittany Financial Corp. and its subsidiaries (collectively, “Nittany”), are and will be subject to a variety of risks, uncertainties and other factors. Consequently, their actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

27 of 53

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

•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

•	Expected synergies and cost savings from mergers and acquisitions, including the Nittany acquisition, may not be fully realized or realized as quickly as expected.

•	Revenues and loan growth following mergers and acquisitions, including the Nittany acquisition, may be lower than expected.

28 of 53

•
Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions, including the Nittany acquisition, may be greater than expected.

•	Business opportunities and strategies potentially available to National Penn after mergers and acquisitions, including the Nittany acquisition, may not be successfully or fully acted upon.

•	Costs, difficulties or delays related to the integration of businesses or systems of acquired companies, including Nittany, with National Penn’s business or systems may be greater than expected.

•	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.

•	Maintaining information security, and dealing with any breach of information security, may be more difficult and expensive than expected and may present operational or reputational risks.

•
Legislation or regulatory changes, including without limitation, changes in laws or regulations on competition, industry consolidation, development of competing financial products and services, changes in accounting rules, practices and interpretations by regulatory authorities, changes in or additional customer privacy and data protection requirements, and intensified regulatory scrutiny of National Penn and the financial services industry in general, may adversely affect National Penn’s costs and business.

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

•	A downward movement in real estate values could adversely affect National Penn’s asset quality and earnings.

•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

•
The restructuring of National Penn’s employee retirement benefits package, effective April 1, 2006, could be ineffective in facilitating National Penn’s goal to remain both a financially strong company and competitive employer.

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

29 of 53

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended March 31, 2007.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2007:

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average Price	Purchased as Part of Publicly	that may yet be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

January 1, 2007 through January 31, 2007	10,336	$19.82	10,336	1,629,317

February 1, 2007 through February 28, 2007	11,153	$19.38	11,153	1,618,164

March 1, 2007 through March 31, 2007	9,452	$18.62	9,452	1,608,712

1.	Transactions are reported as of settlement dates.
2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.
3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,060,000 (as adjusted for the 3% stock dividend on September 30, 2006).
4.	National Penn's current stock repurchase program has no expiration date.
5.	No National Penn stock repurchase plan or program expired during the period covered by the table.
6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of National Penn shareholders during the quarter ended
March 31, 2007.

Item 5. Other Information.

None.

30 of 53

Item 6. Exhibits.

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed on August 5, 2004.)

3.2
Articles of Amendment of National Penn Bancshares, Inc. dated April 25, 2007 (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 25, 2007, as filed on April 25, 2007.)

3.3	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated February 28, 2007, as filed on March 1, 2007.)

4.1
Form of Loan Agreement between National Penn Investment Company, as Lender, and National Penn Bancshares, Inc., as Borrower. (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated January 8, 2007, as filed on January 10, 2007.)

4.2
Form of Revolving Credit Note, executed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated January 8, 2007, as filed on January 10, 2007.)

10.1
National Penn Bancshares, Inc. Executive Incentive Plan - Performance Goals - Plan Year 2007* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 24, 2007, as filed on January 26, 2007.)

10.2
Summary Sheet - Non-Employee Directors - Performance-Restricted Restricted Stock or Restricted Stock Units - Performance Goals - 2007.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 24, 2007, as filed on January 26, 2007.)

10.3	Form of Restricted Stock Agreement for restricted stock grants for 2007 to National Penn Bancshares, Inc. non-employee directors.*

10.4	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2007 to National Penn Bancshares, Inc. non-employee directors.*

10.5	Form of Restricted Stock Agreement for restricted stock grants for 2007 to National Penn Bank non-employee directors.*

10.6	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2007 to National Penn Bank non-employee directors.*

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

31 of 53

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: May 9, 2007	By	/s/ Glenn E. Moyer
Glenn E. Moyer, President and
Chief Executive Officer

Dated: May 9, 2007	By	/s/ Gary L. Rhoads
Gary L. Rhoads, Principal
Financial Officer

32 of 53