Form 10-Q
period 2007-06-30
NATIONAL PENN BANCSHARES INC
filed 2007-08-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_______

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes	___	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
47,632,000
Common Stock (no stated par value)	(No.) Shares

1 of 45

2 of 45

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$121,195	$106,627
Interest bearing deposits in banks	3,933	4,576
Total cash and cash equivalents	125,128	111,203

Investment securities held to maturity (fair value approximates $230,741	245,964	250,985
and $249,575 for 2007 and 2006, respectively)
Investment securities available for sale, at fair value	1,063,705	1,010,897
Loans and leases held for sale	9,305	18,515
Loans and leases, less allowance for loan and lease losses of $57,004 and $58,306 for 2007 and 2006, respectively	3,664,178	3,555,116
Premises and equipment, net	61,230	55,231
Accrued interest receivable	26,170	25,625
Bank owned life insurance	100,216	98,638
Goodwill	261,161	263,787
Other intangibles	17,677	19,993
Unconsolidated investments under the equity method	10,724	10,883
Other assets	35,712	31,415
Total assets	$5,621,170	$5,452,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$516,458	$509,463
Interest-bearing	3,309,328	3,316,170
Total deposits	3,825,786	3,825,633

Securities sold under repurchase agreements and federal funds purchased	419,424	408,084
Short-term borrowings	8,368	9,662
Long-term borrowings	627,735	460,776
Subordinated debt ($65,459 at fair value on June 30, 2007)	142,780	142,527
Accrued interest payable and other liabilities	51,172	62,737
Total liabilities	5,075,265	4,909,419

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares,
issued and outstanding 2007 – 48,140,735; 2006 – 47,940,831, net of shares in Treasury: 2007 – 15,990; 2006 – 203,191	466,837	467,288
Retained earnings	91,548	77,665
Accumulated other comprehensive (loss) income	(12,193)	1,861
Treasury stock, at cost	(287)	(3,945)

Total shareholders’ equity	545,905	542,869
Total liabilities and shareholders’ equity	$5,621,170	$5,452,288

The accompanying notes are an integral part of these statements.

3 of 45

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
INTEREST INCOME
Loans and leases, including fees	$67,149	$61,635	$132,525	$117,501
Investment securities:
Taxable	9,748	9,552	19,192	18,869
Tax-exempt	5,893	4,103	11,415	8,149
Federal funds sold and deposits in banks	61	55	112	182
Total interest income	82,851	75,345	163,244	144,701

INTEREST EXPENSE
Deposits	30,595	26,077	60,282	47,578
Securities sold under repurchase agreements and federal funds purchased	5,260	5,090	10,363	9,301
Short-term borrowings	40	53	78	106
Long-term borrowings	8,469	5,077	16,108	10,186
Total interest expense	44,364	36,297	86,831	67,171
Net interest income	38,487	39,048	76,413	77,530
Provision for loan and lease losses	1,537	460	2,612	1,140

Net interest income after provision for loan and lease losses	36,950	38,588	73,801	76,390

NON-INTEREST INCOME
Wealth management income	4,289	3,519	8,352	6,741
Service charges on deposit accounts	4,314	4,334	8,412	8,361
Cash management and electronic banking fees	2,112	2,017	4,054	4,123
Other operating income	1,791	1,820	3,853	3,673
Insurance commission and fees	1,487	1,719	3,687	3,471
Mortgage banking income	1,110	1,151	1,986	2,176
Bank owned life insurance income	1,915	858	3,388	1,678
Equity in undistributed net earnings (losses) of unconsolidated investments	216	-	(373)	-
Net gains on sale of investment securities	564	444	1,133	821
Total non-interest income	17,798	15,862	34,492	31,044

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	20,557	20,210	41,056	41,290
Net premises and equipment	4,851	4,402	9,919	8,716
Advertising and marketing expenses	1,001	830	2,116	2,314
Other operating expenses	7,653	7,346	14,737	13,710
Total non-interest expenses	34,062	32,788	67,828	66,030
Income before income taxes	20,686	21,662	40,465	41,404
Income taxes	4,452	5,578	8,748	10,290
NET INCOME	$16,234	$16,084	$31,717	$31,114

PER SHARE OF COMMON STOCK
Basic earnings	$0.34	$0.33	$0.66	$0.66
Diluted earnings	$0.33	$0.33	$0.65	$0.65
Dividends paid in cash	$0.1625	$0.1698	$0.330	$0.330

The accompanying notes are an integral part of these statements.

4 of 45

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2007				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income (Loss)	Stock	Total	Income
Balance at December 31, 2006, as previously reported	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159	-	-	(1,732)	-	-	(1,732)
Balance at December 31, 2006, as revised	47,940,831	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	31,717	-	-	31,717	$31,717
Cash dividends declared	-	-	(16,102)	-	-	(16,102)	-
Shares issued under share-based plans, net of excess tax benefits	314,562	(1,722)	-	-	5,840	4,118	-
Share-based compensation	-	1,271	-	-	-	1,271	-
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(14,054)	-	(14,054)	(14,054)
Total comprehensive income	-	-	-	-	-	-	$17,663
Treasury shares purchased	(114,658)	-	-	-	(2,182)	(2,182)
Balance at June 30, 2007	48,140,735	$466,837	$91,548	$(12,193)	$(287)	$545,905

	June 30, 2007
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(20,488)	$7,170	$(13,318)
Less: Reclassification adjustment for gains realized in net income	1,133	(397)	736
Other comprehensive (loss), net	$(21,621)	$7,567	$(14,054)

SIX MONTHS ENDED JUNE 30, 2006				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	44,683,244	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	31,114	-	-	31,114	$31,114
Cash dividends declared	-	-	(15,394)	-	-	(15,394)	-
Shares issued under share-based plans, net of excess tax benefits	251,613	70	-	-	3,437	3,507	-
Share-based compensation	-	1,276	-	-	-	1,276	-
Shares issued for acquisition of
Nittany Financial Corp.	3,264,226	58,878	-	-	4,188	63,066	-
Shares issued for acquisition of RESOURCES for Retirement, Inc.	56,000	1,155	-	-	-	1,155	-
Other comprehensive (loss), net of
reclassification adjustment & taxes	-	-	-	(10,973)	-	(10,973)	(10,973)
Total comprehensive income	-	-	-	-	-	-	$20,141
Treasury shares purchased	(135,810)	-	-	-	(2,680)	(2,680)
Balance at June 30, 2006	48,119,273	$439,457	$87,566	$(7,784)	$(500)	$518,739

	June 30, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(16,060)	$5,621	$(10,439)
Less: Reclassification adjustment for gains realized in net income	821	(287)	534
Other comprehensive (loss), net	$(16,881)	$5,908	$(10,973)

The accompanying notes are an integral part of these statements.

5 of 45

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,717	$31,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,612	1,140
Share-based compensation expense	1,271	1,276
Depreciation and amortization	5,238	5,011
Deferred income tax expense (benefit)	128	(267)
Amortization (accretion) of premiums and discounts on investment securities, net	1,982	(1,187)
Undistributed net losses of equity-method investments	373	-
Investment securities gains, net	(1,133)	(821)
Loans originated for resale	(106,067)	(113,455)
Proceeds from sales of loans	107,846	114,986
Gains on sales of loans, net	(1,779)	(1,531)
Gains on sales of other real estate owned, net	(274)	-
Gains on sale of bank building	(170)	-
Change in fair value of subordinated debt	(25)	-
Changes in assets and liabilities:
Increase in accrued interest receivable	(545)	(1,610)
(Decrease) increase in accrued interest payable	(1,597)	4,161
(Increase) decrease in other assets	(2,494)	2,587
Decrease in other liabilities	(6,544)	(1,710)
Net cash provided by operating activities	30,539	39,694

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	-	(3,516)
Proceeds from maturities of investment securities held to maturity	4,973	5,389
Purchase of investment securities held to maturity	-	(71,629)
Proceeds from sales of investment securities available for sale	2,659	32,379
Proceeds from maturities of investment securities available for sale	56,961	59,696
Purchase of investment securities available for sale	(134,691)	(108,988)
Net increase in loans and leases	(103,151)	(178,762)
Purchases of premises and equipment	(8,635)	(1,512)
Proceeds from the sale of other real estate owned	1,879	-
Proceeds for sale of bank building	399	-
Net cash used in investing activities	(179,606)	(266,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest bearing demand deposits and savings accounts	67,906	83,828
Net (decrease) increase in certificates of deposit	(67,753)	146,220
Net increase in securities sold under agreements to repurchase
and federal funds purchased	11,340	7,873
Net (decrease) increase in short-term borrowings	(1,294)	922
Proceeds from new long-term borrowings	400,000	-
Repayments of long-term borrowings	(233,041)	(15,606)
Issuance of subordinated debentures	-	15,464
Shares issued under share-based plans	3,852	3,507
Excess tax benefits on share-based plans	266	262
Purchase of treasury stock	(2,182)	(2,680)
Cash dividends	(16,102)	(15,394)
Net cash provided by financing activities	162,992	224,396
Net increase (decrease) in cash and cash equivalents	13,925	(2,852)
Cash and cash equivalents at beginning of year	111,203	122,459
Cash and cash equivalents at June 30	$125,128	$119,607
The accompanying notes are an integral part of these statements.

6 of 45

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share and per share information for 2006 has been restated for a 3% stock dividend paid September 30, 2006.  Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS AND DISPOSITIONS

Proposed Acquisition of Christiana Bank and Trust Company

        On June 25, 2007, National Penn Bancshares, Inc. (“National Penn”) entered into an Agreement of Reorganization and Merger under which National Penn would acquire Christiana Bank & Trust Company (“CBT”) in a stock and cash transaction valued at approximately $56.5 million.  CBT is a Delaware-chartered banking corporation with approximately $166.0 million in assets, $143.0 million in deposits, and $2.8 billion in trust assets under management or administration.  The merger agreement provides for the merger of a direct wholly-owned subsidiary of National Penn with and into CBT, with CBT’s Delaware banking charter surviving the merger.

        Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, CBT stockholders will be entitled to exchange each share of CBT common stock for 2.176 shares of National Penn common stock or $37.69 in cash.   This exchange ratio is subject to further adjustment as set forth in the definitive agreement based on changes in the market price of National Penn common stock.  CBT stockholders may elect to receive cash, National Penn common stock or a combination of both for their CBT stock.  Additionally, the elections of CBT stockholders are further subject to allocation procedures that are intended to result in the exchange of 20% of the CBT stock for cash, and the remaining 80% exchanged for shares of National Penn common stock.

        The transaction, anticipated to close in the fourth quarter of 2007 or the first quarter of 2008, is subject to several conditions and contingencies, including approvals by the Federal Reserve Bank and the Delaware Office of the State Bank Commissioner and the affirmative vote of the shareholders of CBT.  All directors and certain executive officers of CBT (collectively holding approximately 21.4 % of the issued and outstanding shares of CBT common stock and approximately 31.7% of the fully diluted shares of CBT common stock) have agreed in letter agreements signed with National Penn to vote in favor of the merger.  No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The total balance of impaired loans was $12.3 million on
June 30, 2007.  The total balance of impaired loans with a specific valuation allowance at June 30, 2007 was $5.5 million; the specific valuation allowance allocated to these impaired loans was $1.7 million.  The total balance of impaired loans without a specific valuation allowance was $6.8 million.

The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

7 of 45

4.  SHAREHOLDERS’ EQUITY

On July 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.1675 per share to be paid on August 17, 2007, to shareholders of record on August 4, 2007.

On April 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.1675 per share paid on May 17, 2007, to shareholders of record on May 5, 2007.

On April 24, 2007, the shareholders of National Penn approved an increase in the Company’s authorized common shares from 62,500,000 to 100,000,000, effective April 26, 2007.

The Company is authorized by its Board of Directors to repurchase up to 2,060,000 shares of common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  As of December 31, 2006, the Company repurchased a total of 420,347 shares under this repurchase authorization.  During the six-months ended June 30, 2007, an additional 114,658 shares were repurchased at an average price of $18.85 per share.

5.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three-Months Ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,234	48,113	$0.34
Effect of dilutive securities:
Options	-	607	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,234	48,720	$0.33

	Year-to-Date June 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$31,717	48,080	$0.66
Effect of dilutive securities
Options	-	641	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$31,717	48,721	$0.65

Restricted shares totaling 20,651 with grant prices of $19.38 to $20.05 per share and options to purchase shares of common stock totaling 1,769,300 with grant prices of $20.03 to $22.14 per share were outstanding for the three and six months ended June 30, 2007.

	Three-Months Ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,084	48,090	$0.33
Effect of dilutive securities:
Options	-	798	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,084	48,888	$0.33

8 of 45

	Year to Date June 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$31,114	47,208	$0.66
Effect of dilutive securities
Options	-	838	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$31,114	48,046	$0.65

Restricted shares totaling 19,916 with a grant price of $20.07 per share and options to purchase shares of common stock totaling 1,377,146 with grant prices of $20.03 to $22.14 per share were outstanding for the three and six months ended June 30, 2006.

The restricted shares outstanding for the three and six months ended June 30, 2007 and 2006 were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met for those periods.  The options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006 because the option exercise price was greater than the average market.

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., Vantage Investment Advisors, L.L.C., and the Parent and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

9 of 45

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	As of and for the Six Months Ended June 30, 2007
	Community Banking	Other	Consolidated
Total assets	$4,887,623	$733,547	$5,621,170
Total deposits	3,825,786	-	3,825,786
Net interest income (loss)	79,800	(3,387)	76,413
Total non-interest income	21,914	12,578	34,492
Total non-interest expense	55,821	12,007	67,828
Net income (loss)	33,605	(1,888)	31,717

	As of and for the Six Months Ended June 30, 2006
	Community
	Banking	Other	Consolidated
Total assets	$4,545,370	$680,050	$5,225,420
Total deposits	3,786,748	-	3,786,748
Net interest income (loss)	80,730	(3,200)	77,530
Total non-interest income	20,373	10,671	31,044
Total non-interest expense	56,353	9,677	66,030
Net income (loss)	32,605	(1,491)	31,114

7.  SHARE-BASED COMPENSATION

At June 30, 2007, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

A total of 5.2 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2007, 4.2 million of these shares remain available for issuance.  The Company has 218,814 awards expiring during the next twelve months ended June 30, 2008, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Statements of Income in this Report.  Share-based compensation expense of $640,000 and $554,000, and a related income tax benefit of $224,000 and $194,000, were recognized for the three months ended June 30, 2007 and 2006, respectively.  Share-based compensation expense of $1,272,000 and $1,276,000 and a related income tax benefit of $445,000 and $447,000 were recognized for the six months ended June 30, 2007 and 2006, respectively.  Total cash received during the six months ended June 30, 2007 for activity under the Plans was $1,298,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the six months ended June 30, 2007 and 2006 was $1.8 million and $1.3 million, respectively.  The tax benefit recognized for option exercises during the six months ended June 30, 2007 and 2006 totaled $541,000 and $441,000, respectively.

As of June 30, 2007, there was $2.8 million of total unrecognized compensation cost related to un-vested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.  There was approximately $117,000 of total unrecognized compensation cost related to un-vested restricted stock unit awards as of June 30, 2007; that cost is expected to be recognized over a period of less than one year.

10 of 45

8.  UNCERTAIN TAX POSITIONS

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

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest expenses for all periods presented.  The Company accrued amounts for the payment of interest and penalties at January 1, 2007, as required by FIN 48.  These amounts were not material to the Company’s financial position or results of operations, and subsequent changes to accrued interest and penalties have not been significant.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is not currently undergoing any income tax examinations, and is no longer subject to U.S. federal income tax examinations for years before 2003.

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the six months ended June 30, 2007 and 2006 included the following components:
	June 30,
	2007	2006
Service cost	$801,840	$1,037,589
Interest cost	774,408	795,330
Expected return on plan assets	(1,155,660)	(1,054,082)
Amortization of prior service cost	(257,918)	(130,148)
Amortization of unrecognized net actual loss	222,973	184,321
Net periodic benefit expense	$385,643	$833,010

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). Upon initial application, the Company included certain previously unrecognized transitional amounts in other comprehensive income for 2006. These amounts should have been recognized as an adjustment to the ending balance of accumulated other comprehensive income. The aggregate transitional amount did not affect the Company's results of operations and were not material to its consolidated financial position as of December 31, 2006. As such, as permitted by recent SEC guidance, the Company will correct this disclosure error in its Form 10-K Annual Report for the year ended December 31, 2007.

Our expected contribution to our pension plan for plan year 2007 is not yet determined.  No contributions to the plan were required during the six months ended June 30, 2007.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $99.9 million at June 30, 2007.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, the Company has no credit risk.

11 of 45

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counter party.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At June 30, 2007, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table (dollars in thousands):

	As of June 30, 2007					As of December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$49,936	$(257)	6.0	6.94%	6.92%	$10,387	$(231)
Pay variable/ receive fixed	49,936	257	6.0	6.92%	6.94%	10,387	231
Total swaps	$99,872	$-	6.0	6.93%	6.93%	$20,774	$-

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

The Company early adopted SFAS No. 159 as of January 1, 2007 and elected the fair value option for one specific financial instrument which is a fixed rate subordinated debenture relating to its retail offering to individual consumers and investors of trust preferred securities under the Company’s Capital Trust II.  The Company has no other similar subordinated debentures, as the subordinated debentures remaining are variable rate financial instruments supporting variable rate trust preferred securities issued to institutional investors on a pooled basis.

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

This funding liability is a very long-term, fixed rate liability with a very long duration.  Since its origination, changing asset structures have led to shorter maturity and duration assets that in today’s environment no longer match up well with a very long duration liability.  Fair valuing this liability will provide the restructuring flexibility to better match shorter duration assets with more comparable liabilities.  The Company evaluates its funding sources on a periodic basis to maximize its interest rate risk management effectiveness.  The Company considers the fair value option a mechanism to match its assets and liabilities and will consider it for similar liabilities in the future.

The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and a fair value adjustment of $278,000.  Non-interest income includes a loss of $126,000 and a net gain of $25,000 for the change in fair value of the subordinated debt for the three and six months ended June 30, 2007, respectively.

12 of 45

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of June 30, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

13 of 45

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2007
Assets
Loans and leases held for sale	$9,305	$-	$-	$9,305
Investment securities, available for sale	10,445	970,918	82,342	1,063,705
Investment securities, held to maturity	-	230,741	-	230,741
Interest rate swap agreements	-	257	-	257

Liabilities
Subordinated debt	$65,459	$-	$-	$65,459
Interest rate swap agreements	-	257	-	257

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Investment Securities Available for Sale
Assets
Beginning Balance December 31, 2006	$38,826
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(10)
Purchases, issuances, and settlements	43,526
Transfers in and/or out of Level 3	-
Ending balance June 30, 2007	$82,342

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

14 of 45

 The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets.  Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

FINANCIAL HIGHLIGHTS

Highlights for the quarters and year-to-dates ended June 30, 2007 and 2006, were as follows:

The Company recorded a 0.9% increase in second quarter 2007 net income compared to second quarter 2006 and a 1.9% increase in net income for the first six months of 2007 compared to the first six months of 2006.   Diluted earnings per share for the three- and six-month  periods ended June 30, 2007 of $0.33 and $0.65 respectively showed no increase when compared to the same periods in 2006.  The change in the percentage increase in net income when compared to no change in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition of Nittany Financial Corp. (“Nittany”), which was completed on January 26, 2006.

For the six month period ended June 30, 2007, the annualized return on average shareholders’ equity and annualized return on average assets were 11.8% and 1.16% compared to 12.8% and 1.24% for the comparable period in 2006.  The decline in return on average shareholders’ equity is also due primarily to the higher levels of average equity outstanding resulting from the acquisition of Nittany.  The annualized return on average tangible equity was 24.4% as of June 30, 2007 and 26.7% as of June 30, 2006.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (annualized):

	June 30,
	2007	2006
Return on average shareholders' equity	11.76%	12.76%
Effect of goodwill and intangibles	12.67%	13.95%
Return on average tangible equity	24.43%	26.71%

Average tangible equity excludes acquisition related average goodwill and intangibles (in millions):
Average shareholders' equity	$543,810	$491,641
Average goodwill and intangibles	(281,992)	(256,751)
Average tangible equity	$261,818	$234,890

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

15 of 45

•	allowance for loan and lease losses;

•	goodwill impairment;

•	deferred tax assets and liabilities; and

•	share-based compensation.

Except as noted below, there have been no material changes in the Company’s critical accounting policies, judgments and estimates including in assumptions or estimation techniques utilized as compared the Company's most recent Annual Report on Form 10-K:

Income Taxes– On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Additional information regarding the Company’s uncertain tax positions is set forth in Footnote 8 to the Consolidated Financial Statements included in this Report at Part I, Item 1, and is incorporated herein by reference.

Fair Value Measurements  - Effective January 1, 2007, the Company elected early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  As required for early adoption of SFAS No. 159, the Company concurrently adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157).

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

16 of 45

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2007 was $16.2 million, a 0.9% increase over the second quarter 2006.  Net income for the six months ended June 30, 2007 was $31.7 million, 1.9% greater than for the first six months of 2006.  The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the second quarter of 2007 was $38.5 million, which decreased $561,000 or 1.4%, compared to the $39.0 million for the second quarter of 2006.  Interest income for the second quarter of 2007 increased $7.5 million or 10.0% as compared to the second quarter of 2006.    Interest expense for second quarter 2007 increased $8.1 million compared to 2006.  Net interest income for the first six months of 2007 was $76.4 million, which represented a decrease of $1.1 million or 1.4% compared to the $77.5 million for the same period in 2006.  Interest income in 2007 increased $18.5 million as compared to the six months ended June 30, 2006.  Interest expense in the first half of 2007 increased $19.7 million over interest expense in 2006.

For the first six months of 2007, $132.5 million or 67.0% of the Company’s gross revenue (total interest income plus total other income or $197.7 million through June 30, 2007) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.

The following table presents average balances, average rates and interest rate spread information (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread*

	Six Months Ended June,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$8,172	$107	2.64%	$9,731	$177	3.67%
Federal funds sold	175	5	5.76	182	5	5.54
Investment securities	1,287,073	36,748	5.76	1,164,090	31,401	5.44
Total loans and leases	3,669,984	133,813	7.35	3,365,159	118,728	7.11
Total earning assets	$4,965,404	$170,673	6.93%	$4,539,162	$150,311	6.68%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,271,106	$60,282	3.72%	$3,084,407	$47,578	3.11%
Short-term borrowings	500,032	10,441	4.21	527,523	9,407	3.60
Long-term borrowings	629,884	16,108	5.16	382,791	10,186	5.37
Total interest bearing liabilities	$4,401,022	$86,831	3.98%	$3,994,721	$67,171	3.39%

INTEREST RATE MARGIN**		$83,842	3.41%		$83,140	3.69%
Tax equivalent interest		(7,429)	(0.30)		(5,610)	(.25)
Net interest income		$76,413	3.11%		$77,530	3.44%

* Full taxable equivalent basis, using a 35% effective tax rate.
** Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include non-accruing loans.
Fee income included.

17 of 45

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
	Six Months Ended June 30, 2007 over 2006
Increase (decrease) in:	Volume	Rate	Total
Interest income
Interest bearing deposits in banks and fed funds sold	$(28)	$(42)	$(70)
Investment securities	3,317	2,030	5,347
Total loans and leases	10,755	4,330	15,085
Total interest income	$14,044	$6,318	$20,362

Interest expense
Interest bearing deposits	$2,880	$9,824	$12,704
Short-term borrowings	(490)	1,524	1,034
Long-term borrowings	6,575	(653)	5,922
Total interest expense	$8,965	$10,695	$19,660
Increase (decrease) in net interest income	$5,079	$(4,377)	$702

Net interest income, on a taxable equivalent basis, increased $702,000 in the first six months of 2007, as compared to the same period in 2006.  This change is impacted by two factors – volume and rate.  The change related to volume was a positive impact as the increase in interest income on the growth of interest-earning assets was greater than the increase in interest expense on the growth of interest-bearing liabilities.  Conversely, the change related to rate was a negative impact as the higher cost of interest-bearing liabilities more than offset the higher yield of interest-earning assets.  However, the net overall effect of volume and rate was a positive change of $702,000 in the first six months of 2007 as compared to the same period in 2006.

Net interest margin, defined as net interest income divided by total interest earning assets, decreased to 3.41% at the end of the second quarter 2007 compared to 3.69% for 2006.  The margin decline was due to continued competitive pressures, the shape of the yield curve, and general overall margin compression between loan growth and higher-costing funding sources.  The shape of the yield curve is normally a positive shape, meaning that shorter-term rates are lower than longer term rates.  Simplistically speaking, with a positively sloped yield curve, banks earn spread between gathering funds at the shorter end of the yield curve and investing those funds at the longer end of the yield curve.  However, today the shape of the yield curve is flat or inverted, meaning that all rates across the maturity spectrum are virtually the same (flat yield curve) or that shorter-term rates are greater than longer-term rates (inverted yield curve).  In either of these environments, the typical spreads that banks earn are not available, and margins diminish.

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

The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases.  Based on the quarterly analysis, the Company provided $1.5 million to its allowance for loan and lease losses for the second quarter 2007, an increase of $1.1 million compared to the three months ended June 30, 2006.  For the six months ended June 30, 2007, the Company provided $2.6 million to its allowance for loan and lease losses, an increase of $1.5 million compared to the first six months of 2006.  The Company’s net charge-offs of $3.9 million for the first six months of 2007 increased by $2.9 million compared to the $1.1 million in net charge-offs at June 30, 2006.  Company management believes that the allowance for loan and lease losses of $57.0 million, or 1.53% of total loans and leases at June 30, 2007, is currently appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.  Management will continue to monitor the portfolio’s risk and concentration exposure diligently and maintain the allowance accordingly.

18 of 45

Non-interest income of $17.8 million increased $1.9 million, or 12.2% during the second quarter of 2007 compared to the same period in 2006.  Wealth management income increased approximately $770,000 and income from Bank Owned Life Insurance (“BOLI”) increased $1.1 million during the second quarter.  For the first six months of 2007, non-interest income increased $3.4 million or 11.1% compared to the same period in 2006.  This increase is attributable to wealth management income, which increased $1.6 million, and an increase of $1.7 million in income from BOLI..  The increase in BOLI income was due to the receipt of death benefits of approximately $374,000 and $463,000 in the first and second quarters of 2007, as well as improved yields on a higher amount of BOLI from a restructuring of the portfolio in the third quarter of 2006.

Non-interest expenses for second quarter 2007 increased by $1.3 million or 3.9% compared to second quarter 2006. This increase is due to an increase in net premises and equipment expense of $449,000 and higher costs spread across all other expense categories.  Non-interest expenses for the first half of 2007 were up by $1.8 million or 2.7% compared to the first half of 2006 due substantially to an increase in net premises and equipment expense of $1.2 million.  Salary and benefit expenses were down $234,000 compared to the prior year period as a result of management’s control of this expense category.

Income before income taxes decreased $976,000 or 4.5% in the second quarter of 2007 compared to the same time period in 2006.  Income taxes decreased $1.1 million or 20.2% for the quarter ended June 30, 2007.  The Company’s effective tax rate decreased to 21.5% for the second quarter of 2007 compared to 25.8% for second quarter 2006.   For the six months of 2007, income before income taxes decreased $939,000 or 2.3%, and income taxes decreased $1.5 million or 15.0%, compared to the same time period in 2006.  The Company’s effective tax rate decreased to 21.6% for the first six months of 2007, compared to 24.9% for the first six months of 2006.  The decreases in the effective tax rate for the second quarter and year to date 2007 were due to changes in the amount of tax advantaged income, including the death benefits on BOLI noted above, as a percentage of taxable income.

FINANCIAL CONDITION

At June 30, 2007, total assets were $5.62 billion, an increase of $168.9 million or 3.1% from the $5.45 billion at December 31, 2006.

Total cash and cash equivalents increased $13.9 million or 12.5% at June 30, 2007 when compared to December 31, 2006, substantially due to an increase of $9.6 million in Federal Reserve-related balances.

Total loans and leases, including loans held for sale, of $3.73 billion at June 30, 2007 increased $98.6 million, or 2.7% on a non-annualized basis compared to the $3.63 billion in net loans and leases at December 31, 2006.  Annualized growth for the first half of 2007 was 5.4%.  Loan growth during 2007 is reflected exclusively in the area of commercial business-purpose lending, which increased $116.43 million or 8.81% on an annualized basis.  Loans held for sale at June 30, 2007 amounted to $9.3 million compared to $18.5 million at year end 2006.  Company management targets loan growth in the mid-to-high single digits for all of 2007, although it currently has some concerns about slowing loan demand.

As of June 30, 2007, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities was $456.9 million or 12.3% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence was $515.3 million or 13.8% of total loans.

The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.  Approximately 17.4% and 1.4% of the Company’s total mortgage loan originations during the six months ended June 30, 2007 were considered “Alt-A” and “sub-prime” loans, respectively.  “Alt-A” loans are those to borrowers who generally have average credit scores, but a higher loan-to-value ratio or a larger loan amount, limited income verification, or other limited documentation.  “Sub-prime” loans are those to borrowers with relatively lower credit scores and higher loan-to-value ratios, up to 100% of the cost of the property.  The Company sells these “Alt-A” and “sub-prime” loans to investors in the secondary market, subject to recourse for defaults related to borrower payments and/or Company representations.  Recourses year-to-date June 30, 2007 were not material to the Company’s financial position or results of operations.  The Company did not experience a notable increase in recourses from investors during this period.

19 of 45

•	Commercial loans of $2.76 billion or 73.9% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	June 30, 2007	December 31, 2006

Nonaccrual loans and leases	$12,270	$8,554
Loans and leases past due 90 or more days as to interest or principal	619	94
Total nonperforming loans and leases	12,889	8,648
Other real estate owned	364	1,291
Total nonperforming assets	$13,253	$9,939

Total loans and leases, including loans held for sale	3,730,487	3,631,937

Average total loans and leases	3,669,984	3,599,781

Allowance for loan and lease losses	$57,004	$58,306

Allowance for loan and lease losses to:
Nonperforming assets	430.1%	586.6%
Total loans and leases	1.53%	1.61%
Average total loans and leases	1.55%	1.62%

Management reviews the loan portfolio quarterly to identify non-performing credits.  Non-performing loans and leases of $13.3 million at June 30, 2007 were more consistent with historical Company results than in the recent preceding quarters.  Management anticipates that non-performing loans and leases for the remainder of 2007 may be more consistent with the first half of this year.  The increase of $3.3 million in non-performing loans and leases as of June 30, 2007 compared to year-end 2006 is substantially due to the $3.7 million increase in non-accrual loans and leases further detailed below.

The following table reflects the percentage breakdown of total non-accrual loans and leases by category:

	June 30, 2007	December 31, 2006
Commercial and industrial loans	36.6%	65.0%
Residential real-estate secured	26.7%	16.7%
Non-farm, non-residential real-estate secured	20.5%	14.0%
Consumer, lease and other	16.2%	4.3%
Total	100.0%	100.0%

Non-accrual loans as of June 30, 2007 include two commercial credit relationships which together comprise approximately $6.7 million or 55.0% of total non-accruals of $12.3 million.

20 of 45

An analysis of loan and lease charge-offs for the six months ended June 30, 2007 as compared to 2006 is as follows (dollars in thousands):

	2007	2006
Net charge-offs	$3,915	$1,051

Net charge-offs (annualized) to:	$7,895	$2,119
Total loans and leases	0.21%	0.06%
Average total loans and leases	0.21%	0.06%
Allowance for loan and lease losses	13.85%	3.59%

Net charge-offs of $3.9 million for the six months ended June 30, 2007 represent a $2.9 million increase over net charge-offs for the same period in 2006.  Specifically, this number is comprised of charge-offs of $4.9 million offset by recoveries of $1.0 million.  $3.0 million of the total charge-offs of $4.9 million year to date are represented by four commercial credit relationships.  Management anticipates that charge-offs for the remainder of 2007 may be more consistent with the first half of this year.

Investments increased $47.8 million or 3.8% to $1.31 billion at June 30, 2007 compared to December 31, 2006.  Investment purchases of $134.9 million during the first six months of 2007 (primarily municipal securities and Collateralized Debt Obligations (CDOs)) in investment-grade tranches were partially offset by investment calls and maturities and the amortization of mortgage-backed securities for the period totaling $63.9 million.  During the first six months of 2007, the Company sold approximately $1.5 million in investment securities available for sale resulting in gains of $1.1 million.

The total of all other assets on the balance sheet increased $7.3 million to $512.9 million as compared to $505.5 million at December 31, 2006. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.  The increase during the first six months of 2007 was primarily due to increases in premises and equipment, including a building purchased for $7.0 million for future use as an operations center, and other assets which increased $6.0 million and $5.8 million, respectively.

Total deposits, the Company’s primary source of funds, increased $153,000 as compared to December 31, 2006 to $3.83 billion at June 30, 2007.  In addition to deposits, earning assets may be funded through purchased funds and borrowings.  These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt.  To supplement the minimal growth in deposits during the first six months of 2007, funding from these alternate sources increased $177.3 million to $1.20 billion at June 30, 2007.  The increase of purchased funds and borrowings is comprised primarily of an $11.3 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in long-term borrowings of $167.0 million, and a decrease in short-term borrowings of $1.3 million.  The increase in long-term borrowings is comprised of new FHLB borrowings of $400.0 million, offset by repayments of $232.9 million for the period.

Shareholders’ equity increased $3.0 million from December 31, 2006 through June 30, 2007.  Retained earnings increased $13.9 million over this period due to the retention of net income.  Earnings retained were partially offset by a charge to retained earnings of $1.7 million in the first quarter of 2007 for the cumulative effect of a change in accounting principle due the Company’s adoption of SFAS No. 159 and the payment of cash dividends totaling $16.1 million.  Accumulated other comprehensive income decreased $14.1 million due to decreases in valuation levels in the available for sale investment securities portfolio primarily as a result of the current interest rate environment.  The Company did not identify any changes in the valuation of investment securities to be other-than-temporary, based on the specific-identification method during the six months ended June 30, 2007.  Treasury stock declined $3.7 million due to shares issued for the Company’s share-based compensation plans, offset by purchases during the six month period.  Cash dividends paid during the first six months of 2007 increased $708,000 or 4.6% compared to the cash dividends paid during the same period in 2006.  The percentage of earnings retained was 49.2% and 50.5% for the first half of 2007 and 2006, respectively.

21 of 45

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management has an effective means of monitoring existing and new regulatory developments, including developments under the Sarbanes-Oxley Act of 2002. Reporting and documentation requirements have and are expected to continue to result in additional operating costs.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

       Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  During the past year, liquidity has tightened as loan demand has improved and competition for deposits has intensified.  These factors have combined to cause an increased use of wholesale funding.  Wholesale funding is defined here as funding sources outside our core deposit base, such as the national jumbo CD market, correspondent bank borrowings, or brokered CDs.  At the present time, we have adequate availability of wholesale funding.  Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

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

The Company’s acquisition of Christiana Bank & Trust Company (“CBT”) is pending.  For further information, see the “Acquisitions and Dispositions” Footnote to the financial statements, included in Part I, Item 1 of this Report.  Upon consummation of the CBT acquisition, the Company intends to operate CBT as a separate subsidiary, retaining its name and management.  Accordingly, the Company expects no material run-off of deposits over the long term and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

22 of 45

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2007 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$3,933	$-	$-	$-
Investment securities	146,364	183,990	454,712	524,603
Loans and leases (1)	1,385,491	389,118	1,345,935	552,939
Other assets	-	-	-	634,085
	1,535,788	573,108	1,800,647	1,711,627
Liabilities and equity
Non-interest bearing deposits	-	-	-	516,458
Interest bearing deposits (2)	1,350,681	826,217	1,129,173	3,257
Borrowed funds	427,694	115,000	450,164	62,669
Subordinated debt	77,321	65,459	-	-
Other liabilities	-	-	-	51,172
Shareholders’ equity	-	-	-	545,905
	1,855,696	1,006,676	1,579,337	1,179,461

Interest sensitivity gap	(319,908)	(433,568)	221,310	532,166
Cumulative interest rate sensitivity gap	$(319,908)	$(753,476)	$(532,166)	$-
_________________

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the second calendar quarter of 2007.  The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

23 of 45

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

The calculated estimates of change in MVPE at June 30, 2007 are as follows (dollars in thousands):

MVPE Change in Interest Rate	Amount	% Change

+300 Basis Points	$673,244	(18.72)%
+200 Basis Points	731,630	(11.67)%
+100 Basis Points	783,997	(5.35)%
Flat Rate	828,315	-%
-100 Basis Points	885,974	6.96%
-200 Basis Points	917,671	10.79%
-300 Basis Points	936,154	13.02%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	June 30, 2007		June 30, 2006
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(6,922)	(10.07)%	$(8,018)	(11.7)%
+200	(3,490)	(5.08)	(5,019)	(7.4)
+100	(1,521)	(2.21)	(2,412)	(3.5)
-100	2,450	3.57	1,951	2.9
-200	4,095	5.96	2,602	3.8
-300	4,989	7.26	782	1.2

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

24 of 45

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2007 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Minimum annual rentals or non-cancelable operating leases	$4,584	$8,114	$5,238	$14,817	$32,753
Remaining contractual maturities of time deposits	1,189,066	190,235	35,144	3,231	1,417,676
Loan commitments	759,867	149,479	28,038	333,467	1,270,851
Long-term borrowed funds	-	15,000	68,830	543,905	627,735
Guaranteed preferred beneficial interests in Company’s subordinated debentures	-	-	-	142,780	142,780
Letters of credit	78,894	39,065	23	-	117,982
Total	$2,032,411	$401,893	$137,273	$1,038,200	$3,609,777

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at June 30, 2007.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006

The Company	7.94%	7.79%	9.93%	9.77%	11.20%	11.11%
National Penn Bank	7.41	7.23	9.29	9.10	10.54	10.35
“Well Capitalized” institution (under banking regulations)	5.00	5.00	6.00	6.00	10.00	10.00

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At June 30, 2007, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2007, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

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

25 of 45

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely be strong enough to allow the Company to generate loan growth in the mid-to-high single-digit percentages during the remainder of 2007.
•
The principal challenge faced by the Company today is to grow its earnings in light of the compression of our net interest margin due to current and anticipated interest rate levels.  In this environment, the Company seeks to increase its net interest income principally through increased volume, including volume from mergers and acquisitions, to increase non-interest income, especially revenues from insurance and wealth management lines of business, and to contain operating costs.

The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions and their effect on its loan volume as well as its overall credit quality.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures.

         National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of June 30, 2007, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

    There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

26 of 45

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of June 30, 2007.

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

         National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries.  Its national bank subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Heritage Bank, Nittany Bank and The Peoples Bank of Oxford Divisions, is National Penn’s primary source of dividends.  Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies.  The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.  At June 30, 2007, approximately $80.0 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank.  There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future.  National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

27 of 45

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

          National Penn’s businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, their actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

•	A continued flat or inverted interest rate yield curve may increase funding costs and reduce interest margins, and may adversely affect business volumes.
•
Competitive pressures may increase significantly and have an adverse effect on National Penn’s product pricing, including loan pricing, adversely affecting National Penn’s interest margins.  Competitors with substantially greater resources may enter product market, geographic or other niches currently served by National Penn.  Customers may substitute competitors’ products and services for National Penn’s products and services, due to price advantage, technological advantages, or otherwise.

28 of 45

•
National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy, including its unified branding campaign and other marketing initiatives.

•
Expansion of National Penn’s products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.
•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.
•	Business development in newly entered geographic areas, including those entered by mergers and acquisitions may be more difficult, and take longer, than expected.
•	National Penn may be less effective in cross-selling its various products and services, and in utilizing alternative delivery systems such as the Internet, than expected.
•
Projected business increases following new product development, geographic expansion, and productivity and investment initiatives may be lower than expected, and recovery of associated costs may take longer than expected.

•	National Penn may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.
•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected.
•
General economic or business conditions, either nationally or in the regions in which National Penn will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

•
Following mergers and acquisitions:  expected synergies and cost savings may not be fully realized or realized as quickly as expected; revenues and loan growth may be lower than expected; and loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption may be greater than expected.  Business opportunities and strategies potentially available to National Penn after mergers and acquisitions may not be successfully or fully acted upon.

•	Costs, difficulties or delays related to the integration of businesses or systems of acquired companies with National Penn’s business or systems may be greater than expected.

•	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.

•	Maintaining information security, and dealing with any breach of information security, may be more difficult and expensive than expected and may present operational or reputational risks.

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

•	Market volatility may continue or increase in the securities markets, with an adverse effect on National Penn’s securities and asset management activities.

29 of 45

•
In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions due to stock price changes of financial services companies, including National Penn, may require increased management/Board attention, efforts and commitments, deferring or decreasing the focus on  business development and operations.

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

•
Pending or completed mergers with, or acquisitions of, financial or non-financial companies or their assets, loans, deposits and branches, including without limitation, the pending acquisition of Christiana Bank & Trust (“CBT”), may not result in the revenue enhancements, cost savings, business development and growth, and other benefits anticipated in those transactions.  For further information on the pending acquisition of CBT, see the “Acquisitions and Dispositions” Footnote to the financial statements, included in this Report in Part I, Item 1, and the “Liquidity and Interest Rate Sensitivity” subsection of Management’s Discussion and Analysis included in this Report in Part I, Item 2.

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

30 of 45

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended June 30, 2007.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2007 through April 30 2007	63,243	$19.12	63,243	1,545,469

May 1, 2007 through May 31, 2007	10,205	$18.50	10,205	1,535,264

June 1, 2007 through June 30, 2007	10,269	$17.80	10,269	1,524,995

1.	Transactions are reported as of settlement dates.
2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.
3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,060,000 (as adjusted for the 3% stock dividend on September 30, 2006).
4.	National Penn's current stock repurchase program has no expiration date.
5.	No National Penn stock repurchase plan or program expired during the period covered by the table.
6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2007 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 24, 2007.  Notice of the meeting was mailed to shareholders of record on or about March 27, 2007 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

          The annual meeting was held (a) to elect four Class II directors to hold office for three years from the date of election and until their successors are elected and qualified, (b) to consider and act upon a proposal by the Board of Directors to approve an amendment to National Penn’s articles of incorporation to increase the number of authorized common shares to 100 million, (c) to consider and act upon a proposal by the Board of Directors to approve an amended and restated Employee Stock Purchase Plan, and (d) to ratify the selection of the Company’s independent auditors for 2007.

31 of 45

Election of Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected.  The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors were as follows:

Nominees	For	Withheld	Abstentions
Albert H. Kramer	36,860,578	715,385	0
Kenneth A. Longacre	36,666,210	909,753	0
C. Robert Roth	37,109,096	466,867	0
Wayne R. Weidner	37,172,785	403,178	0

Amendment to Articles of Incorporation

There was no solicitation in opposition to the Board’s proposal to approve the amendment to the articles of incorporation, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows:

For	Against	Abstentions	Broker Nonvotes
34,855,236	1,434,236	1,044,057	1,870

Amended and Restated Employee Stock Purchase Plan

There was no solicitation in opposition to the Board’s proposal to approve the amended and restated Employee Stock Purchase Plan, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows.  Broker nonvotes are shares present and counted to determine a quorum, but not voted on a matter because the broker does not have required voting instructions from the beneficial owner of the shares.

For	Against	Abstentions	Broker Nonvotes
27,101,460	657,817	991,399	8,584,723

Ratification of Auditors

There was no solicitation in opposition to the Board’s proposal to ratify the selection of the Company’s  independent auditors for 2007, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows:

For	Against	Abstentions	Broker Nonvotes
36,272,786	342,637	718,051	1,925

Item 5.  Other Information.

None.

32 of 45

Item 6.  Exhibits.

2.1
Agreement of Reorganization and Merger, dated June 25, 2007, between National Penn Bancshares, Inc. and Christiana Bank & Trust Company. (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated June 25, 2007, as filed on June 25, 2007).

2.2
Form of Letter Agreement between Christiana Bank & Trust Company directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated June 25, 2007, as filed on June 25, 2007).

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed on August 5, 2004).

3.2
Articles of Amendment of National Penn Bancshares, Inc. dated April 25, 2007. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 25, 2007, as filed on April 25, 2007).

10.1	National Penn Bancshares, Inc. Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2007, as filed on April 25, 2007).

10.2
Amendment No. 1 to the National Penn Bancshares, Inc. Directors’ Fee Plan.* (Amended and Restated Effective January 1, 2005) (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated June 27, 2007, as filed on July 2, 2007).

10.3
National Penn Bancshares, Inc. Executive Incentive Plan.* (Amended and Restated Effective January 1, 2007) (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 27, 2007, as filed on July 2, 2007).

10.4	Amendment No. 8 to the National Penn Bancshares, Inc. Pension Plan.* (Amended and Restated Effective January 1, 2001).

10.5	Amendment No. 9 to the National Penn Bancshares, Inc. Pension Plan.* (Amended and Restated Effective January 1, 2001).

10.6	Amendment No. 14 to the National Penn Bancshares, Inc. Capital Accumulation Plan.* (Amended and Restated Effective January 1, 1997).

10.7	Amendment No. 15 to the National Penn Bancshares, Inc. Capital Accumulation Plan.* (Amended and Restated Effective January 1, 1997).

10.8	Amendment No. 16 to the National Penn Bancshares, Inc. Capital Accumulation Plan.* (Amended and Restated Effective January 1, 1997).

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc.,pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

33 of 45

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated: August 8, 2007	By:	/s/ Glenn E. Moyer
Glenn E. Moyer, President and Chief Executive Officer

Dated: August 8, 2007	By:	/s/ Gary L. Rhoads
Gary L. Rhoads, Principal Financial Officer

 34 of 45