Form 10-Q
period 2007-09-30
NATIONAL PENN BANCSHARES INC
filed 2007-11-05
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_______

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes	___	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007

Common Stock (no stated par value)	49,135,487 Shares

1 of 37

2 of 37

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	Sept 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$93,763	$106,627
Interest bearing deposits in banks	5,616	4,576
Total cash and cash equivalents	99,379	111,203

Investment securities held to maturity (fair value approximates $243,593	244,815	250,985
and $249,575 for 2007 and 2006, respectively)
Investment securities available for sale, at fair value	1,175,598	1,010,897
Loans and leases held for sale	998	18,515
Loans and leases, less allowance for loan and lease losses of $56,294 and $58,306 for 2007 and 2006, respectively	3,729,509	3,555,116
Premises and equipment, net	61,743	55,231
Accrued interest receivable	27,229	25,625
Bank owned life insurance	101,318	98,638
Goodwill	261,161	263,787
Other intangibles	16,919	19,993
Unconsolidated investments under the equity method	10,058	10,883
Other assets	35,204	31,415
Total assets	$5,763,931	$5,452,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$488,557	$509,463
Interest-bearing	3,439,266	3,316,170
Total deposits	3,927,823	3,825,633

Securities sold under repurchase agreements and federal funds purchased	445,479	408,084
Short-term borrowings	7,282	9,662
Long-term borrowings	627,460	460,776
Subordinated debt (fixed rate borrowings fair value of $64,270 September 30, 2007)	141,591	142,527
Accrued interest payable and other liabilities	59,974	62,737
Total liabilities	5,209,609	4,909,419

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares,
issued and outstanding 2007 – 49,150,514; 2006 – 49,379,056, net of shares in Treasury: 2007 – 477,117; 2006 – 209,287	490,872	467,288
Retained earnings	76,888	77,665
Accumulated other comprehensive (loss) income	(6,458)	1,861
Treasury stock, at cost	(6,980)	(3,945)

Total shareholders’ equity	554,322	542,869
Total liabilities and shareholders’ equity	$5,763,931	$5,452,288

The accompanying notes are an integral part of these statements.

3 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
INTEREST INCOME
Loans and leases, including fees	$69,401	$64,204	$201,926	$181,705
Investment securities:
Taxable	9,793	9,202	28,985	28,071
Tax-exempt	6,479	4,630	17,894	12,779
Federal funds sold and deposits in banks	54	72	166	254
Total interest income	85,727	78,108	248,971	222,809

INTEREST EXPENSE
Deposits	31,886	29,327	92,168	76,905
Securities sold under repurchase agreements and federal funds purchased	4,393	5,147	14,756	14,448
Short-term borrowings	66	33	144	139
Long-term borrowings	10,286	5,136	26,394	15,322
Total interest expense	46,631	39,643	133,462	106,814
Net interest income	39,096	38,465	115,509	115,995
Provision for loan and lease losses	1,420	561	4,032	1,701

Net interest income after provision for loan and lease losses	37,676	37,904	111,477	114,294

NON-INTEREST INCOME
Wealth management income	4,359	3,515	12,711	10,256
Service charges on deposit accounts	4,461	4,618	12,873	12,979
Cash management and electronic banking fees	2,241	2,071	6,295	6,194
Other operating income	3,237	1,628	7,090	5,301
Insurance commission and fees	1,556	1,745	5,243	5,216
Mortgage banking income	468	1,047	2,454	3,223
Bank owned life insurance income	1,102	1,749	4,490	3,427
Equity in undistributed net earnings (losses) of unconsolidated investments	226	-	(147)	-
Net gains on sales of investment securities	600	49	1,733	870
Total non-interest income	18,250	16,422	52,742	47,466

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	20,982	20,261	62,038	61,551
Net premises and equipment	4,867	4,403	14,786	13,119
Advertising and marketing expenses	1,007	890	3,123	3,204
Other operating expenses	7,245	6,904	21,982	20,614
Total non-interest expenses	34,101	32,458	101,929	98,488
Income before income taxes	21,825	21,868	62,290	63,272
Income taxes	5,018	5,244	13,766	15,534
NET INCOME	$16,807	$16,624	$48,524	$47,738

PER SHARE OF COMMON STOCK
Basic earnings	$0.34	$0.34	$0.98	$0.98
Diluted earnings	$0.34	$0.33	$0.97	$0.96
Dividends paid in cash	$0.1626	$0.1553	$0.4879	$.04670

The accompanying notes are an integral part of these statements.

4 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2007				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income (Loss)	Stock	Total	Income
Balance at December 31, 2006, as previously reported	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159	-	-	(1,732)	-	-	(1,732)
Balance at December 31, 2006, as revised	47,940,831	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	48,524	-	-	48,524	$48,524
Cash dividends declared	-	-	(24,180)	-	-	(24,180)
3% stock dividend	1,444,263	23,389	(23,389)	-	-	-
Shares issued under share-based plans, net of excess tax benefits	457,327	(1,766)	-	-	7,834	6,068
Share-based compensation	-	1,961	-	-	-	1,961
Other comprehensive (loss), net of
reclassification adjustment and taxes	-	-	-	(8,319)	-	(8,319)	(8,319)
Total comprehensive income	-	-	-	-	-	-	$40,205
Treasury shares purchased	(691,907)	-	-	-	(10,869)	(10,869)
Balance at September 30, 2007	49,150,514	$490,872	$76,888	$(6,458)	$(6,980)	$554,322

	September 30, 2007
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(11,065)	$3,872	$(7,193)
Less: Reclassification adjustment for gains realized in net income	1,733	(607)	1,126
Other comprehensive (loss), net	$(12,798)	$4,479	$(8,319)

NINE MONTHS ENDED SEPTEMBER 30, 2006				Accumulated
				Other			Compre-
	Common		Retained	Comprehensive	Treasury		hensive
	Shares	Value	Earnings	Income	Stock	Total	Income
Balance at December 31, 2005	44,683,244	$378,078	$71,846	$3,189	$(5,445)	$447,668
Net income	-	-	47,738	-	-	47,738	$47,738
Cash dividends declared	-	-	(23,038)	-	-	(23,038)
3% stock dividend	1,443,645	27,499	(27,499)	-	-	-
Shares issued under share-based plans	392,806	(624)	-	-	6,135	5,511
Share-based compensation	-	1,826	-	-	-	1,826
Shares issued for acquisition of
Nittany Financial Corp.	3,264,226	58,878	-	-	4,188	63,066
Shares issued for acquisition of RESOURCES for Retirement, Inc.	56,000	1,155	-	-	-	1,155
Other comprehensive (loss), net of
reclassification adjustment & taxes	-	-	-	(2,727)	-	(2,727)	(2,727)
Total comprehensive income	-	-	-	-	-	-	$45,011
Treasury shares purchased	(677,238)	-	-	-	(13,095)	(13,095)
Balance at September 30, 2006	49,162,683	$466,812	$69,047	$462	$(8,217)	$528,104

	September 30, 2006
	Before tax	Tax (expense)	Net of tax
	amount	benefit	amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(3,325)	$1,164	$(2,161)
Less: Reclassification adjustment for gains realized in net income	870	(304)	566
Other comprehensive (loss), net	$(4,195)	$1,468	$(2,727)

The accompanying notes are an integral part of these statements.
5 of 37

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,524	$47,738
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,032	1,701
Share-based compensation expense	1,961	1,826
Depreciation and amortization	8,021	7,666
Deferred income tax expense (benefit)	354	(392)
Amortization (accretion) of premiums and discounts on investment securities, net	2,757	(1,670)
Undistributed net losses of equity-method investments	147	-
Investment securities gains, net	(1,733)	(870)
Loans originated for resale	(169,431)	(177,824)
Proceeds from sales of loans	144,942	180,835
Gains on sales of loans, net	(2,212)	(3,011)
Gains on sales of other real estate owned, net	(274)	-
Gains on sale of bank building	(170)	-
Change in fair value of subordinated debt	(1,214)	-
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,604)	(3,207)
(Decrease) increase in accrued interest payable	(494)	5,758
Increase in other assets	(5,648)	(10,436)
(Decrease) increase in other liabilities	1,155	(3,346)
Net cash provided by operating activities	29,113	44,768

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	-	(3,516)
Proceeds from maturities of investment securities held to maturity	7,905	8,372
Purchase of investment securities held to maturity	(1,653)	(112,037)
Proceeds from sales of investment securities available for sale	8,911	38,566
Proceeds from maturities of investment securities available for sale	103,236	94,249
Purchase of investment securities available for sale	(263,127)	(128,308)
Net increase in loans and leases	(162,938)	(271,762)
Purchases of premises and equipment	(10,457)	(2,560)
Proceeds from the sale of other real estate owned	1,879	-
Proceeds for sale of bank building	399	-
Net cash used in investing activities	(315,845)	(376,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest bearing demand deposits and savings accounts	68,074	85,854
Net increase in certificates of deposit	34,116	129,548
Net increase in securities sold under agreements to repurchase and federal funds purchased	37,395	158,572
Net decrease in short-term borrowings	(2,380)	(2,219)
Proceeds from new long-term borrowings	400,000	-
Repayments of long-term borrowings	(233,315)	(35,870)
Issuance of subordinated debentures	-	15,464
Shares issued under share-based plans	1,840	1,732
Excess tax benefits on share-based plans	257	416
Purchase of treasury stock	(6,899)	(9,316)
Cash dividends	(24,180)	(23,038)
Net cash provided by financing activities	274,908	321,143
Net decrease in cash and cash equivalents	(11,824)	(11,085)
Cash and cash equivalents at beginning of year	111,203	122,459
Cash and cash equivalents at September 30	$99,379	$111,374
The accompanying notes are an integral part of these statements.

6 of 37

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  All significant inter-company balances and transactions have been eliminated.

Share and per share information for 2007 has been restated for a 3% stock dividend paid September 28, 2007.  Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS AND DISPOSITIONS

Proposed Merger with KNBT Bancorp

On September 6, 2007, National Penn Bancshares, Inc. (“National Penn”) and KNBT Bancorp, Inc. (“KNBT”) entered into an Agreement and Plan of Merger, under which KNBT would merge with and into National Penn in a stock transaction valued at approximately $464.6 million.  KNBT is a Pennsylvania bank holding company with, as of September 30, 2007, $2.87 billion in assets, $1.92 billion in deposits and $1.41 billion in trust assets under management or administration.  The merger agreement also provides for the merger of KNBT’s principal subsidiary, Keystone Nazareth Bank & Trust Company, with and into National Penn’s principal subsidiary, National Penn Bank, with National Penn Bank surviving the merger as a wholly-owned subsidiary of National Penn.

Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, KNBT shareholders will be entitled to exchange each share of KNBT common stock for 1.03 shares of National Penn common stock, which reflects the 3% stock dividend paid by National Penn on September 28, 2007.

The transaction, anticipated to close in the first quarter 2008, is subject to several conditions and contingencies, including approvals by the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, and the affirmative vote of the shareholders of KNBT and the shareholders of National Penn.  All directors and certain executive officers of KNBT (collectively holding approximately 5.21% of the issued and outstanding shares of KNBT common stock and approximately 9.52% of the fully diluted shares of KNBT common stock) have agreed in letter agreements signed with National Penn to vote in favor of the merger.  All directors and certain executive officers of National Penn (collectively holding approximately 2.47% of the issued and outstanding  shares of National Penn common stock and approximately 5.06% of the fully diluted shares of National Penn common stock) have agreed in letter agreements signed with KNBT to vote in favor of the merger.  No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

Proposed Acquisition of Christiana Bank and Trust Company

On June 25, 2007, National Penn entered into an Agreement of Reorganization and Merger under which National Penn would acquire Christiana Bank & Trust Company (“Christiana”) in a stock and cash transaction valued at approximately $56.5 million.  Christiana is a Delaware-chartered banking corporation with, as of September 30, 2007, approximately $163.6 million in assets, $140.6 million in deposits, and $4.2 billion in trust assets under management or administration.  The merger agreement provides for the merger of a direct wholly-owned subsidiary of National Penn with and into Christiana, with Christiana surviving the merger as a wholly-owned subsidiary of National Penn.

7 of 37

Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Christiana stockholders will be entitled to exchange each share of Christiana common stock for 2.241 shares of National Penn common stock or $37.69 in cash.   This exchange ratio is subject to further adjustment as set forth in the definitive agreement based on changes in the market price of National Penn common stock.  Christiana stockholders may elect to receive cash, National Penn common stock, or a combination of both for their Christiana stock.  Additionally, the elections of Christiana stockholders are further subject to allocation procedures that are intended to result in the exchange of 20% of the Christiana stock for cash, and the remaining 80% exchanged for shares of National Penn common stock.

The transaction, anticipated to close in the first quarter of 2008, is subject to several conditions and contingencies, including approvals by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Delaware Office of the State Bank Commissioner and the affirmative vote of the stockholders of Christiana.  All directors and certain executive officers of Christiana (collectively holding approximately 21.4 % of the issued and outstanding shares of Christiana common stock and approximately 31.7% of the fully diluted shares of Christiana common stock) have agreed in letter agreements signed with National Penn to vote in favor of the merger.  No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The total balance of impaired loans was $8.44 million on
September 30, 2007.  The total balance of impaired loans with a specific valuation allowance at September 30, 2007 was $1.56 million; the specific valuation allowance allocated to these impaired loans was $1.08 million.  The total balance of impaired loans without a specific valuation allowance was $6.87 million.

The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

4.  SHAREHOLDERS’ EQUITY

On August 22, 2007, the Company’s Board of Directors declared a 3% common stock dividend paid on September 28, 2007 to shareholders of record on September 7, 2007.  Based on the number of common shares outstanding on the record date, the Company issued 1.44 million new shares.

On July 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.1626 per share paid on August 17, 2007, to shareholders of record on August 4, 2007.

The Company is authorized by its Board of Directors to repurchase up to 2,121,800 shares of common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  As of December 31, 2006, the Company repurchased a total of 432,957 shares under this repurchase authorization.  During the nine-months ended September 30, 2007, an additional 691,907 shares were repurchased at a weighted average price of $15.71 per share.

5.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three-Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,807	49,147	$0.34
Effect of dilutive securities:
Options	-	494	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,807	49,641	$0.34

8 of 37

	Nine Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$48,524	49,445	$0.98
Effect of dilutive securities
Options	-	609	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$48,524	50,054	$0.97

Restricted shares totaling 21,273 with grant prices of $18.82 to $19.48 per share and options to purchase shares of common stock totaling 1,842,937 with grant prices of $17.67 to $21.49 per share were outstanding for the three and nine months ended September 30, 2007.

	Three-Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$16,624	49,169	$0.34
Effect of dilutive securities:
Options	-	843	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$16,624	50,012	$0.33

	Nine Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$47,738	48,808	$0.98
Effect of dilutive securities
Options	-	856	(0.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$47,738	49,664	$0.96

Restricted shares totaling 18,910 with a grant price of $19.48 per share and options to purchase shares of common stock totaling 1,395,149 with grant prices of $19.45 to $21.50 per share were outstanding for the three and nine months September 30, 2006.

The restricted shares outstanding for the three and nine months ended September 30, 2007 and 2006 were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met for those periods.  The options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 because the option exercise price was greater than the average market price.

6.  SEGMENT REPORTING

Statement of Financial Accounting Standard (“SFAS”) No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision-maker is the Chief Executive Officer.  The Company has applied the aggregation criteria set forth in SFAS No. 131 for its National Penn operating segments to create one reportable segment, “Community Banking.”

9 of 37

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

The Company also has several other operating segments.  These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., Vantage Investment Advisors, L.L.C., and National Penn Bancshares, Inc. (the Parent) and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	As of and for the Nine Months Ended September 30, 2007
	Community Banking	Other	Consolidated
Total assets	$5,018,843	$745,088	$5,763,931
Total deposits	3,927,823	-	3,927,823
Net interest income (loss)	120,581	(5,072)	115,509
Total non-interest income	32,816	19,926	52,742
Total non-interest expense	83,866	18,063	101,929
Net income (loss)	50,706	(2,182)	48,524

	As of and for the Nine Months Ended September 30, 2006
	Community Banking	Other	Consolidated
Total assets	$4,656,496	$691,052	$5,347,548
Total deposits	3,772,102	-	3,772,102
Net interest income (loss)	120,902	(4,907)	115,995
Total non-interest income	31,248	16,218	47,466
Total non-interest expense	83,394	15,094	98,488
Net income (loss)	50,706	(2,548)	47,738

7.  SHARE-BASED COMPENSATION

At September 30, 2007, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2007, 4.4 million of these shares remain available for issuance.  The Company has 192,066 awards expiring during the next twelve months ended September 30, 2008, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

10 of 37

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $690,000 and $549,000, and a related income tax benefit of $241,000 and $192,000, were recognized for the three months ended September 30, 2007 and 2006, respectively.  Share-based compensation expense of $1,961,000 and $1,826,000 and a related income tax benefit of $686,000 and $622,000 were recognized for the nine months ended September 30, 2007 and 2006, respectively.  Total cash received during the nine months ended September 30, 2007 for activity under the Plans was $1,840,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the nine months ended September 30, 2007 and 2006 was $2.3 million and $1.9 million, respectively.  The tax benefit recognized for option exercises during the nine months ended September 30, 2007 and 2006 totaled $724,000 and $663,000, respectively.

As of September 30, 2007, there was $2.1 million of total unrecognized compensation cost related to un-vested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.  There was approximately $65,000 of total unrecognized compensation cost related to un-vested restricted stock unit awards as of September 30, 2007; that cost is expected to be recognized over a period of less than one year.

8.  UNCERTAIN TAX POSITIONS

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations.

The liability for the Company’s unrecognized tax benefits as of January 1, 2007, was $1.5 million, which if ultimately recognized, will reduce the Company’s annual effective tax rate. The liability for the Company’s unrecognized tax benefits as of September 30, 2007 is $1.8 million.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is not currently undergoing any income tax examinations, and is no longer subject to U.S. federal income tax examinations for years before 2004.

9. EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension expense for the nine months ended September 30, 2007 and 2006 included the following components:
	September 30,
	2007	2006
Service cost	$1,202,760	$1,390,793
Interest cost	1,161,612	1,167,712
Expected return on plan assets	(1,733,490)	(1,606,551)
Amortization of prior service cost	(386,877)	(259,106)
Amortization of unrecognized net actual loss	334,461	264,787
Net periodic benefit expense	$578,466	$957,635

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

11 of 37

Our cash contribution to plan assets under our pension plan for plan year 2007 is expected to be $2.50 million.  No contributions to the plan were required during the nine months ended September 30, 2007.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $202.9 million at September 30, 2007.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, the Company has no credit risk.  The net amount receivable (payable) at September 30, 2007 and 2006 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counter party.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.  At September 30, 2007, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table (dollars in thousands):

	As of September 30, 2007					As of December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$101,425	$(2,486)	5.7	6.61%	6.68%	$10,387	$(231)
Pay variable/ receive fixed	101,425	2,486	5.7	6.68%	6.61%	10,387	231
Total swaps	$202,850	$-	5.7	6.65%	6.65%	$20,774	$-

11.   FAIR VALUE MEASUREMENTS

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

12 of 37

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

The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.  Non-interest income includes a gain of $1,189,000 and a net gain of $1,214,000 for the change in fair value of the subordinated debt for the three and nine months ended September 30, 2007, respectively.

Simultaneously with the adoption of SFAS No. 159, the Company early adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2007.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

13 of 37

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of September 30, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2007
Assets
Loans and leases held for sale	$998	$-	$-	$998
Investment securities, available for sale	10,939	1,030,711	133,948	1,175,598
Investment securities, held to maturity	-	243,593	-	243,593
Interest rate swap agreements	-	(2,486)	-	(2,486)

Liabilities
Subordinated debt	$64,270	$-	$-	$64,270
Interest rate swap agreements	-	2,486	-	2,486

 The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Investment Securities Available for Sale
Assets
Beginning Balance December 31, 2006	$38,826
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(6,768)
Purchases, issuances, and settlements	101,890
Transfers in and/or out of Level 3	-
Ending balance September 30, 2007	$133,948

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

14 of 37

12. STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest taxes is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Interest	$140,730	$114,436
Taxes	12,537	16,000

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Transfers of loans to other real estate	$626	$1,806
Transfers of loans to investments in securitizations	26,800	--
Non-cash share based compensation plan transactions	3,980	3,779

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

FINANCIAL HIGHLIGHTS

Highlights for the quarters and year-to-dates ended September 30, 2007 and 2006, were as follows:

The Company recorded a 1.10% increase in third quarter 2007 net income compared to third quarter 2006 and a 1.65% increase in net income for the first nine months of 2007 compared to the first nine months of 2006.   Diluted earnings per share for the three and nine-month periods ended September 30, 2007 of $0.34 and $0.97, respectively increased $0.01 per share when compared to the same periods in 2006.

For the nine month period ended September 30, 2007, the annualized return on average shareholders’ equity and annualized return on average assets were 11.94% and 1.17% compared to 12.78% and 1.25% for the comparable period in 2006.  The decline in return on average shareholders’ equity was due to the higher levels of average equity outstanding resulting from the acquisition of Nittany Financial Corp. on January 26, 2006 and management’s tangible capital-rebuilding strategy.  The annualized return on average tangible equity was 24.72% as of September 30, 2007 and 27.34% as of September 30, 2006.

15 of 37

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity (annualized):

	September 30,
	2007	2006
Return on average shareholders' equity	11.94%	12.78%
Effect of goodwill and intangibles	12.78%	14.56%
Return on average tangible equity	24.72%	27.34%

Average tangible equity excludes acquisition related average goodwill and intangibles (in millions):
Average shareholders' equity	$543,218	$499,234
Average goodwill and intangibles	(280,795)	(265,787)
Average tangible equity	$262,423	$233,447

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	allowance for loan and lease losses;

•	goodwill impairment;

•	deferred tax assets and liabilities; and

•	share-based compensation.

Except as noted below, there have been no material changes in the Company’s critical accounting policies, judgments and estimates, including related assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K:

Income Taxes– On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Additional information regarding the Company’s uncertain tax positions is set forth in Footnote 8 to the Consolidated Financial Statements included in this Report at Part I, Item 1, and is incorporated herein by reference.

16 of 37

Fair Value Measurements - Effective January 1, 2007, the Company elected early adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  As required for early adoption of SFAS No. 159, the Company concurrently adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2007 was $16.81 million, a 1.10% increase over the third quarter 2006.  Net income for the nine months ended September 30, 2007 was $48.52 million, 1.65% greater than for the first nine months of 2006.  The Company’s performance has been, and will continue to be, in part influenced by the strength of the economy, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the third quarter of 2007 was $39.10 million, which increased $631,000 or 1.64%, compared to the $38.47 million for the third quarter of 2006.  Interest income for the third quarter of 2007 increased $7.62 million or 9.75% as compared to the third quarter of 2006.    Interest expense for third quarter 2007 increased $6.99 million compared to 2006.  Net interest income for the first nine months of 2007 was $115.51 million, which represented a decrease of $486,000 or 0.42% compared to the $116.0 million for the same period in 2006.  Interest income in 2007 increased $26.16 million as compared to the nine months ended September 30, 2006.  Interest expense in the first nine months of 2007 increased $26.65 million over interest expense in the first nine months of 2006.

17 of 37

For the first nine months of 2007, $201.93 million or 66.93% of the Company’s gross revenue (total interest income plus total non-interest income or $301.71 million through September 30, 2007) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.

The following table presents average balances, average rates and interest rate spread information
 (dollars in thousands):

Average Balances, Average Rates, and Interest Rate Spread(1)
	Nine Months Ended September 30,
	2007					2006
	Average Balance		Interest		Average Rate	Average Balance		Interest		Average Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks
and federal funds sold	$7,103		$166		3.12%	$10,203		254		3.33%
Investment securities	1,310,588		56,515		5.77	1,173,040		47,726		5.44
Total loans and leases	3,698,998	(2)	203,882	(3)	7.37	3,426,773	(2)	183,597	(3)	7.16
Total earning assets	$5,016,689		$260,563		6.94%	$4,610,016		$231,577		6.72%

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,300,202		$92,168		3.73%	$3,157,919		76,905		3.26%
Short-term borrowings	478,797		14,900		4.16	529,510		14,587		3.68
Long-term borrowings	677,227		26,394		5.21	380,097		15,322		5.39
Total interest bearing liabilities	$4,456,226		$133,462		4.00%	$4,067,526		$106,814		3.51%

INTEREST RATE MARGIN(4)			$127,101		3.39%			$124,763		3.62%
Tax equivalent interest			(11,592)		(0.31)			(8,768)		(0.26)
Net interest income			$115,509		3.08%			$115,995		3.36%

(1) Full taxable equivalent basis, using a 35% effective tax rate.
(2) Loans outstanding, net of unearned income, include non-accruing loans.
(3) Fee income included.
(4) Represents the difference between interest earned and interest paid, divided by total earning assets.

18 of 37

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

	Nine Months Ended September 30, 2007 over 2006
Increase (decrease) in:	Volume	Rate	Total
Interest income
Interest bearing deposits in banks and fed funds sold	$(74)	$(14)	$(88)
Investment securities	5,595	3,194	8,789
Total loans and leases	14,585	5,700	20,285
Total interest income	$20,106	$8,880	$28,986

Interest expense
Interest bearing deposits	$3,465	$11,798	$15,263
Short-term borrowings	(1,397)	1710	313
Long-term borrowings	11,978	(906)	11,072
Total interest expense	$14,046	$12,602	$26,648
Increase (decrease) in net interest income	$6,060	$(3,722)	$2,338

Net interest income, on a taxable equivalent basis, increased $2.34 million in the first nine months of 2007, as compared to the same period in 2006.  This change is impacted by two factors – volume and rate.  The change related to volume was a positive impact as the increase in interest income on the growth of interest-earning assets was greater than the increase in interest expense on the growth of interest-bearing liabilities.  Conversely, the change related to rate was a negative impact as the higher cost of interest-bearing liabilities more than offset the higher yield of interest-earning assets.

Net interest margin on a fully taxable equivalent basis, defined as net interest income divided by total interest earning assets, decreased to 3.39% at the end of the third quarter 2007 compared to 3.62% for 2006.  The margin decline was due to continued competitive pressures, the shape of the yield curve, and general overall margin compression between loan growth and higher-costing funding sources.  The shape of the yield curve is normally a positive shape, meaning that shorter-term rates are lower than longer term rates.  With a positively sloped yield curve, banks earn spread between gathering funds at the shorter end of the yield curve and investing those funds at the longer end of the yield curve.  However, today the shape of the yield curve is flat or only slightly positively sloped.  In this environment, the typical spreads that banks earn are not available, and margins diminish.

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

The Company maintains the allowance for loan and lease losses at a level believed adequate to absorb probable losses on existing loans and leases.  Based on the quarterly analysis, the Company provided $1.42 million to its allowance for loan and lease losses for the third quarter 2007, an increase of $859,000 compared to the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the Company provided $4.03 million to its allowance for loan and lease losses, an increase of $2.33 million compared to the first nine months of 2006.  The Company’s net charge-offs of $6.05 million for the first nine months of 2007 increased by $4.63 million compared to the $1.42 million in net charge-offs at September 30, 2006.  Company management believes that the allowance for loan and lease losses of $56.29 million, or 1.49% of total loans and leases and 634.94% of total non-performing assets, at September 30, 2007, is currently appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.  Management will continue to monitor the portfolio’s risk and concentration exposure diligently and maintain the allowance accordingly.

19 of 37

Non-interest income of $18.25 million increased $1.83 million, or 11.13% during the third quarter of 2007 compared to the same period in 2006.  This was primarily due to a gain of $1.19 million for the change in fair value of the Company’s subordinated debt related to NPB Capital Trust II trust preferred securities, which are subject to fair market valuation under FASB No. 159. Wealth management income increased approximately $844,000 and securities gains increased $551,000 during the third quarter. Non-interest income for the third quarter 2006 included BOLI death benefit income of $777,000, of which there was $0 in this year’s third quarter.  For the first nine months of 2007, non-interest income increased $5.28 million or 11.12% compared to the same period in 2006.  This increase is attributable to the aforementioned change in fair market value and wealth management income which increased $2.46 million.

Non-interest expenses for the third quarter 2007 increased by $1.64 million or 5.06% compared to third quarter 2006. This increase is due to an increase in premises and equipment expense of $464,000, salaries and benefits of $721,000, and higher costs spread across all other expense categories. Non-interest expenses for the first nine months of 2007 were up by $3.44 million or 3.49% compared to the first nine months of 2006, due substantially from an increase in premises and equipment of $1.67 million, an increase in salaries and benefits of $487,000, and an increase of $856,000 in non-recurring expenses as a result of partial insurance settlements on the previously reported loan fraud which were booked during the nine months ended September 2006.

Income before income taxes decreased $43,000 or 0.20% in the third quarter of 2007 compared to the same time period in 2006.  Income taxes decreased $226,000 or 4.31% for the quarter ended September 30, 2007.  The Company’s effective tax rate decreased to 22.99% for the third quarter of 2007 compared to 23.98% for third quarter 2006.   For the nine months of 2007, income before income taxes decreased $982,000 or 1.55%, and income taxes decreased $1.77 million or 11.38%, compared to the same time period in 2006.  The Company’s effective tax rate decreased to 22.10% for the first nine months of 2007, compared to 24.55% for the first nine months of 2006.  The decreases in the effective tax rate for the third quarter and year to date 2007 were due to changes in the amount of tax advantaged investment income, including the death benefits on BOLI noted above, as a percentage of taxable income.

FINANCIAL CONDITION

At September 30, 2007, total assets were $5.76 billion, an increase of $311.64 million or 5.72% from the $5.45 billion at December 31, 2006.

Total cash and cash equivalents decreased $11.82 million or 10.63% at September 30, 2007 when compared to December 31, 2006, due to a decrease in Federal Reserve-related balances.

Total loans and leases, including loans held for sale, of $3.79 billion at September 30, 2007 increased $154.86 million, or 4.26% on a non-annualized basis compared to the $3.63 billion in net loans and leases at December 31, 2006.  Adjusting for a $26.70 million securitization of adjustable rate mortgages, non-annualized growth in loans and leases over the past nine months was $181.56 million, or 5.00%. Annualized growth for the first nine months of 2007, adjusted for this securitization, was 6.67%.  Loan growth during 2007 is reflected exclusively in the area of commercial business-purpose lending, which increased $195.56 million or 9.87% on an annualized basis.  Loans held for sale at September 30, 2007 amounted to $998,000 compared to $18.5 million at year end 2006.  Company management targets loan growth in the mid-to-high single digits for all of 2007, although a lower portion of this range now seems attainable due to the slower actual growth in the first nine months of the year as well as some indications of slowing loan demand.

At September 30, 2007, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities were $463.47 million or 12.24% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $485.97 million or 12.83% of total loans.
The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.  Approximately 15.88% and 1.21% of the Company’s total mortgage loan originations during the nine months ended September 30, 2007 were considered “Alt-A” and “sub-prime” loans, respectively.  “Alt-A” loans are those to borrowers who generally have average credit scores, but a higher loan-to-value ratio or a larger loan amount, limited income verification, or other limited documentation.  “Sub-prime” loans are those to borrowers with relatively lower credit scores and higher loan-to-value ratios, up to 100% of the cost of the property.  The Company sells these “Alt-A” and “sub-prime” loans to investors in the secondary market, subject to recourse claims for a period of time, for defaults related to borrower payments and/or Company representations.  Recourse claims year-to-date September 30, 2007 were not material to the Company’s financial position or results of operations.  The Company did not experience a notable increase in recourse claims from investors during this period.

•	Commercial loans were $2.84 billion or 74.93% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

20 of 37

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality (dollars in thousands):

	September 30, 2007	December 31, 2006

Non-accrual loans and leases	$8,435	$8,554
Loans and leases past due 90 or more days as to interest or principal	67	94
Total non-performing loans and leases	8,502	8,648
Other real estate owned	364	1,291
Total non-performing assets	$8,866	$9,939

Total loans and leases, including loans held for sale	3,786,801	3,631,937

Average total loans and leases	3,698,998	3,599,781

Allowance for loan and lease losses	$56,294	$58,306

Allowance for loan and lease losses to:
Non-performing assets	634.9%	586.6%
Total loans and leases	1.49%	1.61%
Average total loans and leases	1.52%	1.62%

Management reviews the loan portfolio quarterly to identify non-performing credits.  Non-performing assets of $8.87 million at September 30, 2007 were more consistent with historical Company results than in recent preceding quarters.  Management anticipates that non-performing assets for the remainder of 2007 may be more consistent with the first nine months of this year.  The decrease of $1.07 million in non-performing assets as of September 30, 2007 compared to year-end 2006 is substantially due to the $927,000 decrease in other real estate owned.

The following table reflects the percentage breakdown of total non-accrual loans and leases by category:

	September 30, 2007	December 31, 2006
Commercial and industrial loans	21.0%	65.0%
Residential real-estate secured	40.3%	16.7%
Non-farm, non-residential real-estate secured	22.0%	14.0%
Consumer, lease and other	16.7%	4.3%
Total	100.0%	100.0%

Non-accrual loans as of September 30, 2007 include two commercial credit relationships which together comprise approximately $3.28 million or 38.87% of total non-accruals of $8.44 million.

21 of 37

An analysis of loan and lease charge-offs for the nine months ended September 30, 2007 as compared to 2006 is as follows (dollars in thousands):

	2007	2006
Net charge-offs	$6,045	$1,422

Net charge-offs (annualized) to:	$8,082	$1,901
Total loans and leases	0.21%	0.05%
Average total loans and leases	0.22%	0.06%
Allowance for loan and lease losses	14.36%	3.21%

Net charge-offs of $6.05 million for the nine months ended September 30, 2007 represent a $4.62 million increase over net charge-offs for the same period in 2006.  Specifically, this number is comprised of charge-offs of $7.43 million offset by recoveries of $1.38 million.  $4.21 million of the total charge-offs year to date are represented by four commercial credit relationships.  Management anticipates that charge-offs for the remainder of 2007 may be consistent with the first nine months of this year.

Investments increased $158.53 million or 12.56% to $1.42 billion at September 30, 2007 compared to December 31, 2006.  Investment purchases of $264.78 million during the first nine months of 2007 (primarily municipal securities and Collateralized Debt Obligations (“CDOs”) in investment-grade tranches) were partially offset by investment calls and maturities and the amortization of mortgage-backed securities for the period totaling $111.14 million.  During the first nine months of 2007, the Company sold approximately $7.18 million in investment securities available for sale resulting in gains of $1.73 million.

The total of all other assets on the balance sheet increased $8.06 million to $513.63 million as compared to $505.5 million at December 31, 2006. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.  The increase during the first nine months of 2007 was primarily due to increases in premises and equipment, including a building purchased for $7.0 million for future use as an operations center, and other assets which increased $6.51 million and $3.79 million, respectively.

Total deposits, the Company’s primary source of funds, increased $102.19 million as compared to December 31, 2006 to $3.93 billion at September 30, 2007.  In addition to deposits, earning assets may be funded through purchased funds and borrowings.  These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt.  To supplement the minimal growth in deposits during the first nine months of 2007, funding from these alternate sources increased $200.76 million to $1.22 billion at September 30, 2007.  The increase of purchased funds and borrowings is comprised primarily of a $37.40 million increase in securities sold under repurchase agreements and federal funds purchased and an increase in long-term borrowings of $166.69 million.

Shareholders’ equity increased $11.45 million from December 31, 2006 through September 30, 2007.  Retained earnings decreased $778,000 during this period due to the Company’s capitalization of retained earnings to common stock for the market value of the stock for the 3% stock dividend issued September 28, 2007.  Earnings retained were also partially offset by a charge to retained earnings of $1.7 million in the first quarter of 2007 for the cumulative effect of a change in accounting principle due the Company’s adoption of SFAS No. 159 and the payment of cash dividends totaling $24.18 million.  Accumulated other comprehensive income decreased $8.32 million due to decreases in valuation levels in the available for sale investment securities portfolio primarily as a result of the current interest rate environment.  The Company did not identify any changes in the valuation of investment securities to be other-than-temporary, based on the specific-identification method during the nine months ended September 30, 2007.  Treasury stock increased $3.04 million due primarily to a large block purchase during the nine month period.  Cash dividends paid during the first nine months of 2007 increased $1.14 million or 4.96% compared to the cash dividends paid during the same period in 2006.  The percentage of earnings retained was 50.17% and 51.74% for the first nine months of 2007 and 2006, respectively.

22 of 37

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

The Company’s main liquidity concern is that as the economy and consequently the equity market strengthens, the Company may suffer an outflow of funds as depositors withdraw cash for re-investment in improving equity markets (disintermediation). The Company has sought to prepare for this potential by working to build its share of customers’ banking business (on the theory that even if some funds move back to the equity market, the Company will still retain a larger share than it had three years ago), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding, maintaining a more liquid investment portfolio, and continuing to develop its capability to securitize assets.

The Company’s acquisitions of KNBT Bancorp, Inc. and Christiana Bank & Trust Company (“Christiana”) are pending.  For further information, see the “Acquisitions and Dispositions” Footnote to the financial statements, included in Part I, Item 1 of this Report.  Upon consummation of the KNBT merger, the Company intends to merge KNBT’s bank subsidiary, Keystone Nazareth Bank & Trust Co., into the Company’s bank subsidiary National Penn Bank, and to operate the merged bank as a separate division, retaining its name and management.  Similarly, upon consummation of the Christiana acquisition, the Company intends to operate Christiana as a separate subsidiary, retaining its name and management.  Accordingly, in each case, the Company expects no material run-off of deposits over the long term and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

23 of 37

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2007 (in thousands):

	Repricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$5,616	$-	$-	$-
Investment securities	213,011	201,052	428,094	578,256
Loans and leases, net (1)	1,421,836	389,039	1,376,591	543,041
Other assets	-	-	-	607,395
	1,640,463	590,091	1,804,685	1,728,692
Liabilities and equity
Non-interest bearing deposits	-	-	-	488,557
Interest bearing deposits (2)	1,503,135	827,120	1,105,903	3,108
Borrowed funds	455,671	130,000	414,494	80,056
Subordinated debt	141,591	-	-	-
Other liabilities	-	-	-	59,974
Shareholders’ equity	-	-	-	554,322
	2,100,397	957,120	1,520,397	1,186,017

Interest sensitivity gap	(459,934)	(367,029)	284,288	542,675
Cumulative interest rate sensitivity gap	$(459,934)	$(826,963)	$(542,675)	$-
_________________

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the third calendar quarter of 2007.  The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

24 of 37

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

The calculated estimates of change in MVPE at September 30, 2007 are as follows (dollars in thousands):

MVPE Change in Interest Rate	Amount	% Change

+300 Basis Points	$662,503	(21.52)%
+200 Basis Points	731,191	(13.39)
+100 Basis Points	792,027	(6.18)
Flat Rate	844,215	-
-100 Basis Points	908,528	7.62
-200 Basis Points	943,441	11.75
-300 Basis Points	$952,126	12.78%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	September 30, 2007		September 30, 2006
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(6,655)	(9.48)%	$(10,494)	(14.36)%
+200	(3,653)	(5.20)	(6,532)	(8.94)
+100	(1,595)	(2.27)	(3,184)	(4.36)
-100	2,904	4.14	1,455	1.99
-200	5,175	7.37	2,044	2.80
-300	$6,955	9.91%	$1,831	2.50%

The Company uses financial derivative instruments for management of interest rate sensitivity.  The Asset Liability Committee (“ALCO”) approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments.  The Company does not use any of these instruments for trading purposes.

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

25 of 37

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2007 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Minimum annual rentals or non-cancelable operating leases	$4,685	$8,161	$5,232	$15,982	$34,060
Remaining contractual maturities of time deposits	1,329,121	150,786	36,552	3,085	1,519,544
Loan commitments	811,211	160,205	32,110	333,781	1,337,307
Long-term borrowed funds	40,000	43,732	61,172	482,556	627,460
Guaranteed preferred beneficial interests in Company’s subordinated debentures	--	--	--	141,591	141,591
Letters of credit	92,955	32,718	10,171	38	135,882
Total	$2,277,972	$395,602	$145,237	$977,033	$3,795,844

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at September 30, 2007.

CAPITAL LEVELS

The following table sets forth the Company’s and National Penn Bank’s capital ratios:

	Tier 1 Capital to		Tier 1 Capital to Risk		Total Capital to Risk
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006

The Company	7.80%	7.79%	9.64%	9.77%	10.91%	11.11%
National Penn Bank	7.38	7.23	9.14	9.10	10.39	10.35
“Well Capitalized” institution (under banking regulations)	5.00	5.00	6.00	6.00	10.00	10.00

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At September 30, 2007, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2007, National Penn Bank met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

26 of 37

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

PENDING ACQUISITIONS AND MERGERS

On September 6, 2007, National Penn and KNBT Bancorp, Inc. (“KNBT”) entered into an Agreement and Plan of Merger providing for the merger of KNBT with and into National Penn, and for the merger of KNBT’s principal subsidiary, Keystone Nazareth Bank & Trust Company, with and into National Penn’s principal subsidiary, National Penn Bank, with National Penn Bank surviving the merger as a wholly-owned subsidiary of National Penn.

On June 25, 2007, National Penn and Christiana Bank & Trust Company (“Christiana”) entered into an Agreement of Reorganization and Merger under which National Penn is to acquire Christiana as a wholly-owned subsidiary of National Penn.

For information on these pending mergers, see the “Acquisitions and Dispositions” Footnote to the interim financial statements included in Part I, at Item 1, of this Report.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely be strong enough to allow the Company to generate loan growth in the mid-single digit percentages during the remainder of 2007.
•
The principal challenge faced by the Company today is to grow its earnings in light of the compression of our net interest margin due to interest rate movements and intense competition.  In this environment, the Company seeks to increase its net interest income principally through increased volume, including volume from mergers and acquisitions, to increase non-interest income, especially revenues from its  wealth management line of business, and to contain operating costs.

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

Item 4.  Controls and Procedures.

         National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of September 30, 2007, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

27 of 37

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of September 30, 2007, including risks and uncertainties relating to our pending mergers with Christiana Bank & Trust Company (“Christiana”) and KNBT Bancorp, Inc. (“KNBT”).  For information on these pending mergers, see the “Acquisitions and Dispositions” Footnote to the interim financial statements included in Part I, at Item 1, of this Report.

Risks Related to National Penn’s business.

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

National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries, including Christiana and KNBT should the mergers be completed.  See “Risks Relating to the Pending Merger with Christiana” and “Risks Relating to the Pending Merger with KNBT.”  These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds.  Any changes to these laws may negatively affect National Penn’s ability to expand its services and to increase the value of its business.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on National Penn, these changes could be materially adverse to National Penn’s shareholders.

28 of 37

National Penn’s ability to pay dividends depends primarily on dividends from its national bankingsubsidiary, which are subject to regulatory limits.

National Penn is a bank holding company and its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of National Penn’s assets are held by its direct and indirect subsidiaries.

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries.  Its national banking subsidiary, National Penn Bank, including National Penn Bank’s divisions, the FirstService Bank, HomeTowne Bank, Nittany Bank and the Peoples Bank of Oxford, is National Penn’s primary source of dividends.  Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies.  The ability of National Penn Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.  At September 30, 2007, approximately $87.24 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank.  There is no assurance that National Penn Bank and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends in the future.  National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Competition from other financial institutions may adversely affect National Penn’s profitability.

National Penn’s subsidiaries face substantial competition in originating loans, both commercial and consumer.  This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders.  After the Christiana and KNBT mergers, National Penn will face intense competition with more than 50 such entities, in addition to competition from other mutual funds, brokerage firms and insurance companies.  Many of National Penn’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce National Penn’s net income by decreasing the number and size of loans that National Penn’s subsidiaries originate and the interest rates they may charge on these loans.

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

            National Penn’s subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain customer relationships. After the Christiana and KNBT mergers, this will continue.  These competitors may offer greater benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

29 of 37

National Penn’s future information technology needs, developments and events may negatively affect National Penn’s financial performance and reputation.

Effective and competitive delivery of National Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors.  As technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn, and National Penn’s need to attract and retain qualified personnel becomes increasingly critical.

National Penn operates in a legal and regulatory environment that generally seeks to minimize the risks for consumers and other product end-users and protect their interests.  Accordingly, National Penn may be exposed to both financial and reputational risk if there is a compromise or loss of data, whether due to internal or external acts or omissions, and whether intentional or not, or if there is electronic fraud.

Developments in these areas could materially affect National Penn’s overall profitability.

National Penn’s future acquisitions, including its pending mergers with Christiana and KNBT, may diluteshareholder ownership of National
Penn and may cause National Penn to become more susceptible to adverse economic events.

National Penn has used its common stock to acquire other companies in the past and intends to acquire or make investments in banks and other complementary businesses with its common stock in the future, including its pending mergers with Christiana and KNBT.  National Penn will issue additional shares of common stock to pay for the Christiana and KNBT mergers and may also do so for other acquisitions, which may dilute shareholders ownership interest in National Penn.  The merger with KNBT, in addition to other possible business transactions in the future, will be material to National Penn and any failure to integrate KNBT or other businesses into National Penn could have a material adverse effect on the value of National Penn common stock.  In addition, any such acquisition could require National Penn to use substantial cash or other liquid assets or to incur debt.  In those events, National Penn could become more susceptible to economic downturns and competitive pressures.

Risks related to the Pending Merger with Christiana.

If the merger does not occur by March 31, 2008, National Penn and Christiana may choose not to proceedwith the merger.

Either National Penn or Christiana may terminate the merger agreement if the merger has not been completed by March 31, 2008, unless failure to complete the merger is caused by National Penn’s or Christiana’s breach of the merger agreement, in which event the breaching party may not terminate the merger agreement for such failure to close prior to March 31, 2008.  We cannot assure you that all conditions to the merger will have been satisfied by March 31, 2008.

If the “National Penn Market Value” is less than $12.62 per share, National Penn and Christiana maychoose not to proceed with the merger.

If the National Penn Market Value (as defined in the merger agreement) is less than the walk-away price of $12.62 per share, either National Penn or Christiana may terminate the merger agreement within ten days following the last trading day prior to the date on which the last regulatory approval for the merger is obtained.  We cannot assure you that the National Penn Market Value will be equal to or above the walk-away price.

If Delaware law changes, we may not achieve our intended goals in the Christiana merger.

National Penn’s decision to acquire Christiana is based in part on the “Delaware Advantage” – that is, the premise that the business, legal and tax environment in Delaware makes it advantageous for corporations, individuals, government entities, foundations and endowments to do business in Delaware.  If there are any material changes in the legal or tax environment in Delaware, National Penn may not achieve the intended benefit of the merger.

30 of 37

National Penn’s pending merger with KNBT could adversely affect the successful integration of NationalPenn’s and Christiana’s businesses.

Unlike all of National Penn’s prior mergers and acquisitions, National Penn’s pending merger with KNBT is not an incremental or “fill-in” acquisition.  Rather, National Penn considers the KNBT transaction to be a “strategic merger” intended to result in a more formidable competitor than either National Penn or KNBT could have become alone.

The relative size and timing of the KNBT merger, and the need to plan for the successful integration of the business and management teams of National Penn and KNBT, could divert National Penn management’s attention from the effort to integrate the businesses of National Penn and Christiana and impair the success of this integration effort.

Risks related to the Pending Merger with KNBT.

If the merger does not occur by June 30, 2008, National Penn and KNBT may choose not to proceed withthe merger.

Either National Penn or KNBT may terminate the merger agreement if the merger has not been completed by June 30, 2008, unless failure to complete the merger is caused by National Penn’s or KNBT’s breach of the merger agreement, in which event the breaching party may not terminate the merger agreement for such failure to close prior to June 30, 2008.   We cannot assure you that all conditions to the merger will have been satisfied by June 30, 2008.

National Penn may fail to realize the anticipated benefits of the KNBT merger.

The success of the merger with KNBT will depend on, among other things, National Penn’s ability to realize anticipated cost savings and revenue enhancements and to combine the businesses of National Penn and KNBT in a manner that permits growth opportunities to occur and that does not materially disrupt the existing customer relationships of National Penn and KNBT and their subsidiaries or result in decreased revenues resulting from any loss of customers.  If National Penn is not able to achieve successfully these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

National Penn and KNBT have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process, including probable relocations of personnel, business units and/or operations, could result in the loss of key employees, the disruption of National Penn’s or KNBT’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that adversely affect National Penn’s and KNBT’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

National Penn’s pending merger with Christiana could adversely affect the successful integration ofNational Penn’s and KNBT’s businesses.

Comparable to all of National Penn’s prior mergers and acquisitions, National Penn’s pending merger with Christiana is an incremental or “fill-in” acquisition, while National Penn considers the KNBT transaction to be a “strategic merger” intended to result in a more formidable competitor than either National Penn or KNBT could have become on a stand-alone basis.

The timing of the Christiana merger, and the need to plan for the successful integration of National Penn and Christiana, could divert National Penn management’s attention from the effort to integrate the businesses of National Penn and KNBT and impair the success of this integration effort.

Failure to complete the KNBT merger could adversely affect the value of National Penn’s common stock.

If for any reason National Penn and KNBT do not merge, that failure could adversely affect National Penn’s business and make it difficult for National Penn to attract other acquisition partners.  Additionally, if the KNBT merger should fail to occur, the value of National Penn’s common stock may decline.

31 of 37

KNBT’s low return on equity may cause KNBT’s common stock price to decline prior to, or may causeNational Penn’s common stock to decline after, KNBT’s merger with National Penn.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to analyze the performance of a financial institution. KNBT’s return on equity for the years ended December 31, 2006, 2005 and 2004 was 6.63%, 5.37% and 4.57%, respectively. These returns are lower than returns on equity for many comparable publicly traded bank holding companies. KNBT completed its conversion from mutual-to-stock form in October 2003 and received net proceeds from the stock offering of $196.2 million, resulting in an equity to assets ratio of 20.05% at December 31, 2003. Although KNBT’s management has developed capital management strategies designed to effectively utilize this capital, KNBT expects its return on equity to remain relatively low until it is able to further deploy its capital by increasing the amount of its interest-earning assets, thereby increasing net interest income, as well as by increasing the level of its non-interest income. This relatively low return on equity may affect National Penn’s return on equity after the KNBT merger, which may cause the value of National Penn’s common stock to decline.

After the KNBT merger, National Penn will be subject to increased lending risk within its commercialloan portfolio.

There are inherent risks associated with making any loan. The risks related to lending activities include nonpayment, uncertainties as to the future value of collateral, the impact of changes in interest rates and changes in economic conditions. Loan underwriting and application approval process, monitoring of large loan relationships and periodic reviews by third party specialists, are all done in attempt to manage credit risk, although National Penn cannot be assured such approval and monitoring will always reduce loan credit risk.

In addition, National Penn’s commercial loan portfolio following the KNBT merger will result in increased credit risk. At December 31, 2006, KNBT had $534.4 million in commercial (real estate and non-real estate) loans compared to approximately $195.5 million at December 31, 2003. KNBT’s strategy has been to grow its commercial loan portfolio, and KNBT plans to continue to emphasize the origination of these types of loans. However, these loans have a higher risk of default and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. In addition, these loans are typically larger than single-family residential mortgage loans and consumer loans and the deterioration of one or more of these loans could cause a significant increase in non-performing loans or non-performing assets. As a result, there would be a reduction in interest income recognized on loans that could require National Penn to increase the provision for losses on loans, both of which reduce net income. All of these factors could have a material adverse effect on National Penn’s financial condition and results of operations following its merger with KNBT.

A Warning About Forward-Looking Information

         This Report, including information incorporated by reference in this Report, contains forward-looking information about National Penn, Christiana, KNBT and the combined operations of National Penn, Christiana and KNBT after both mergers that is intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical facts.  In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should,'' "project," "plan,'' "seek," "intend,'' or "anticipate'' or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of the transactions, and statements about the future performance, operations, products and services of the companies and their subsidiaries.  National Penn cautions readers not to place undue reliance on these statements.

          National Penn’s,  Christiana’s and KNBT’s businesses and operations, as well as their combined business and operations following the pending mergers, are and will be subject to a variety of risks, uncertainties and other factors. Consequently, their actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following:

	A continued flat or inverted interest rate yield curve may increase funding costs and reduce interest margins, and may adversely affect business volumes.

Competitive pressures may increase significantly and have an adverse effect on National Penn’s, Christiana’s and KNBT’s product pricing, including loan pricing, adversely affecting National Penn’s, Christiana’s and KNBT’s interest margins.  Competitors with substantially greater resources may enter product market, geographic or other niches served by National Penn, KNBT and/or Christiana prior to or following the mergers.  Customers may substitute competitors’ products and services for National Penn’s, Christiana’s and KNBT’s products and services, due to price advantage, technological advantages, or otherwise.

32 of 37


The merger between National Penn and KNBT may fail to occur or the synergies and cost savings expected to result from that merger may not be fully realized or realized as quickly as expected; revenues and loan growth may be lower than expected; and loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption may be greater than expected.


After the Christiana and KNBT mergers, National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by National Penn’s business strategy and other marketing initiatives.


Expansion of National Penn’s, Christiana’s and KNBT’s products and services offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.
	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.
	Business development in newly entered geographic areas, including those entered by both the mergers, may be more difficult, and take longer, than expected.
	National Penn, Christiana and KNBT may be less effective than expected in cross-selling their various products and services and in utilizing alternative delivery systems such as the Internet.

Projected business increases following the Christiana and KNBT mergers, new product development, geographic expansion, and productivity and investment initiatives may be lower than expected, and recovery of associated costs may take longer than expected.

	National Penn, Christiana and KNBT may be unable to retain key executives and other key personnel due to intense competition for such persons or otherwise.
	Growth and profitability of National Penn’s, Christiana’s and KNBT’s non-interest income or fee income may be less than expected.

General economic or business conditions, either nationally or in the regions in which the combined company will be doing business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, or a decision to reevaluate staffing levels or to divest one or more lines of business.

	Costs, difficulties or delays related to the integration of businesses or systems of National Penn, Christiana and KNBT may be greater than expected.

	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.

	Maintaining information security, and dealing with any breach of information security, may be more difficult and expensive than expected and may present operational or reputational risks.


Legislation or regulatory changes, including without limitation, changes in laws or regulations on competition, industry consolidation, development of competing financial products and services, changes in accounting rules, practices and interpretations by regulatory authorities, changes in or additional customer privacy and data protection requirements, and intensified regulatory scrutiny of National Penn and the financial services industry in general, may adversely affect the combined company’s costs and business.

33 of 37

	Market volatility may continue or increase in the securities markets.

In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions due to stock price changes of financial services companies, including National Penn, may require increased management/board attention, efforts and commitments, deferring or decreasing the focus on business development and operations.

	A downward movement in real estate values could adversely affect National Penn’s, Christiana’s and KNBT’s asset quality and earnings.

	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

	There may be unanticipated regulatory rulings or developments.

	Changes in consumer spending and savings habits could adversely affect National Penn’s, Christiana’s and KNBT’s businesses.


Negative publicity with respect to any National Penn, Christiana and/or KNBT product or service, whether legally justified or not, could adversely affect the combined company’s reputation and business.

	Various domestic or international military or terrorist activities or conflicts may have a negative impact on National Penn’s, Christiana’s and KNBT’s business.

	National Penn, Christiana and KNBT may be unable to successfully manage the foregoing and other risks and to achieve their current short-term and long-term business plans and objectives.

	National Penn’s coordination of two mergers occurring at approximately the same time may distract the attention of National Penn’s management.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements.  National Penn cautions readers not to place undue reliance on such statements.  The foregoing review of important factors should be read in conjunction with Item 1A “Risk Factors” in Part II of this Report, and the other cautionary statements and risk factors included in National Penn’s annual and quarterly reports filed with the SEC.  National Penn makes no commitment to release publicly any revision to any forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended September 30, 2007.

34 of 37

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2007:

	Total	Weighted-	Total No. of Shares	Maximum No. of
	No.	Average	Purchased as Part	Shares that may yet be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

July 1, 2007 through July 31 2007	8,755	$15.92	8,755	1,561,990

August 1, 2007 through August 31, 2007	577,408	$14.57	577,408	984,582

September 1, 2007 through September 30, 2007	8,159	$16.33	8,159	976,423

1.	Transactions are reported as of settlement dates.
2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.
3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,121,800 (as adjusted for the 3% stock dividends on September 30, 2006 and September 28, 2007).
4.	National Penn's current stock repurchase program has no expiration date.
5.	No National Penn stock repurchase plan or program expired during the period covered by the table.
6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2007, no matters were submitted to a vote of National Penn shareholders.

Item 5.  Other Information.

None

35 of 37

Item 6.  Exhibits.
2.1
Agreement and Plan of Merger, dated September 6, 2007, between National Penn Bancshares, Inc. and KNBT Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated September 6, 2007, as filed on September 7, 2007).

2.2
Form of Letter Agreement between KNBT Bancorp, Inc. directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated September 6, 2007, as filed on September 7, 2007).

2.3
Form of Letter Agreement between National Penn Bancshares, Inc. directors and certain executive officers and KNBT Bancorp, Inc. (Incorporated by reference to Exhibit 2.3 to National Penn’s Report on Form 8-K dated September 6, 2007, as filed on September 7, 2007).

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

10.1
Consulting Agreement dated as of August 27, 2007, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 27, 2007, as filed on August 28, 2007).

10.2	Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Jorge Leon.*

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc.,pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

36 of 37

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated:	November 5, 2007	By:	/s/ Glenn E. Moyer
Glenn E. Moyer, President and Chief Executive Officer

Dated:	November 5, 2007	By:	/s/ Michael R. Reinhard
Michael R. Reinhard, Treasurer and Chief Financial Officer

37 of 37