Form 10-K
period 2007-12-31
NATIONAL PENN BANCSHARES INC
filed 2008-02-29
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2007
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

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2007, was $722.1 million.

As of February 26, 2008, the Registrant had 79,514,112 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 21, 2008 -- Part III.

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

National Penn was incorporated in January 1982.  We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank, including its KNBT Division acquired in the February 2008 merger with KNBT Bancorp, Inc. (“KNBT”).  In addition, we currently conduct business through Christiana Bank & Trust Company (“Christiana”), a Delaware chartered bank acquired in January 2008.  For information on the acquisitions of KNBT and Christiana, see “Recent Developments” and Footnote 2 to the consolidated financial statements contained in this Report at Item 8.  We also conduct business through various other direct or indirect subsidiaries.  These other subsidiaries are engaged in activities related to the business of banking.  As of December 31, 2007, prior to the KNBT and Christiana acquisitions:

•
National Penn Bank was one of the largest commercial banks headquartered in southeastern Pennsylvania. At December 31, 2007, it operated 75 community banking offices throughout nine counties in southeastern Pennsylvania, 6 community offices in Centre County, Pennsylvania, and one community office in Cecil County, Maryland.

•	At December 31, 2007, National Penn had total assets of $5.82 billion, total loans and leases of $3.88 billion, total deposits of $3.95 billion, and total shareholders’ equity of $564.0 million.

•	For the year ended December 31, 2007, we reported record net income of $65.2 million compared to net income for the year ended December 31, 2006 of $64.1 million.

•
As of December 31, 2007, we, together with our national bank subsidiary, National Penn Bank, had a reserve for loan and lease losses of $54.9 million, which represented 1.42% of total loans and leases outstanding of $3.88 billion.

•	At the end of 2007, we experienced our thirtieth consecutive year of increased earnings and increased dividends.

•	National Penn, together with National Penn Bank prior to formation of the bank holding company, has paid cash dividends without interruption for more than 131 years.

Recent Developments

Acquisition of Christiana Bank & Trust Company.

As previously disclosed on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008, National Penn completed its acquisition of Christiana on January 4, 2008. Christiana is now a wholly-owned subsidiary of National Penn, retaining its name and status as a Delaware-chartered banking corporation.

Christiana provides personal and commercial banking, as well as trust and asset management services, from locations in Greenville and Wilmington, Delaware. In addition:

•	Christiana Corporate Services, Inc., a wholly owned subsidiary of Christiana, provides commercial domicile and agency services in Delaware.
•	Monarch Management Services, LLC, wholly owned by Christiana Corporate Services, Inc., provides commercial domicile services in Delaware.
•	Christiana Trust Company, LLC, a Nevada non-depository trust company, wholly owned by Christiana, provides commercial domicile and trust services in Nevada.
As of December 31, 2007, Christiana had a book value of approximately $142.9 million in assets, $117.3 million in deposits, $2.9 billion in trust assets under administration or management and 56 employees.

Acquisition of KNBT Bancorp, Inc.

As previously disclosed on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008:

•	National Penn completed its merger with KNBT, effective February 1, 2008 at 5 p.m., and
•	KNBT’s banking subsidiary, Keystone Nazareth Bank & Trust Company, was merged into National Penn’s banking subsidiary, National Penn Bank, effective February 2, 2008.
At the time of the mergers, KNBT offered a diversified range of financial products principally through its bank subsidiary, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  At December 31, 2007, KNBT had approximately $2.89 billion in total assets, $1.96 billion in deposits, $979.48 million in trust assets under administration or management and 790 employees.

Upon the completion of the mergers, National Penn ranked as the 5th largest Pennsylvania-based bank holding company, with approximately $8.9 billion in assets and 140 offices in Pennsylvania, Maryland and Delaware.

The consolidated financial statements of National Penn included in this Report at Item 8 and the related Management’s Discussion and Analysis included in this Report at Item 7 are for the periods ended, and as of, December 31, 2007.  Therefore, they do not reflect the KNBT and Christiana acquisitions.  Except as otherwise noted, the balance of this Item 1. Business discusses National Penn as it exists after consummation of the KNBT and Christiana acquisitions.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west.

During 2007, we primarily served communities throughout southeastern Pennsylvania.  Specifically, in 2007 we served a nine-county market area in Pennsylvania --Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia, as well as the Cecil County, MD area.

Within this geographic region, there are five distinct market areas:

•	the Reading/Berks County area, an area in which the service industry is increasingly replacing the old-line manufacturing industry;
•	the Allentown/Lehigh Valley area, consisting of Lehigh and Northampton Counties, also an area in which a growing service industry is replacing the old-line manufacturing industry;
•	the five-county Philadelphia metropolitan area; consisting of Philadelphia and its suburbs in Bucks, Chester, Delaware and Montgomery Counties;
•	Lancaster County, an area with a significant agricultural economy; and
•	Centre County; consisting of the State College/Bellefonte area.

As of January 4, 2008, we also serve the greater Wilmington area of New Castle County, Delaware through Christiana, acquired on that date. As of February 1, 2008, we also serve Carbon, Luzerne, Monroe, and Schuylkill Counties, Pennsylvania, through the KNBT Division of National Penn Bank, acquired as a result of the merger with KNBT on that date.  See “Recent Developments” herein.

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

Commercial Banking. Commercial banking has been our historic and ongoing business focus.  Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $50 million who generally do not receive the attention of our larger, more nationally focused competitors.  Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe that this helps to distinguish us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans and sophisticated cash management services.  We also are active in commercial real estate lending, including loans to developers of both residential and commercial projects.  As of December 31, 2007, our commercial loan portfolio was $2.90 billion, which represents 75.1% of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs.  In order to serve small businesses better, National Penn Bank is an approved “SBA Preferred/Express Lender” by the U.S. Small Business Administration.  Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration.  During 2007, National Penn Bank originated over $19.7 million of loans that qualified for U.S. Small Business Administration guarantees.

Consumer Banking. We offer a full range of deposit accounts, which include demand, NOW, money market, certificates of deposit and other checking and savings accounts.  We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, multi-family loans, educational loans and credit cards.  In addition, we offer automated teller services through an inter-bank automated teller system, safe deposit and night depository facilities and internet banking services, including on-line bill paying.  The Company continues to focus its efforts in further development of retail products and services.

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

An example is our Manufacturing Group.  The Manufacturing Group is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners, through the Manufacturing Group’s Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges.  Value-added areas include industry specific seminars, newsletters, websites and a Board of Advisors that provides feedback and support to the group.  At December 31, 2007, the Manufacturing Group managed relationships with loans outstanding of approximately $159.9 million.

Another example is our leasing company.  National Penn Leasing Company provides equipment lease financing.  It has been in business since December 2002 and had total leases outstanding of $35.4 million as of December 31, 2007.

Other examples are our International Banking Group and our Government Banking Group. The International Banking Group provides for customer import, export and general documentary credit, foreign exchange and international payment needs.   As of December 31, 2007 the unit managed a letter of credit portfolio totaling $139.8 million.  The International Banking Group has been in operation since June 2001. Our Government Banking Group, formed in 2001, serves the unique banking needs of local government entities such as school districts, municipalities and townships.  At December 31, 2007, our Government Banking Group deposits totaled $441.4 million.

Development of Fee Income.  In addition to generation of fee income through our commercial banking operations including mortgage lending, we have a number of specialized investment and insurance subsidiaries to develop fee income and to serve specific markets.

We currently provide trust and investment management services through National Penn Investors Trust Company, our national trust company subsidiary, and effective January 4, 2008, Christiana.  We also provide investment management services through National Penn Capital Advisors, Inc. and Vantage Investment Advisors, LLC.  Securities brokerage services are currently provided by a third party vendor, PrimeVest Financial Services, Inc., under the names “National Penn Investment Services” and effective February 1, 2008, “KNBT Investment Services.”  In total, our wealth management group currently manages and/or advises approximately $8.2 billion for over 21,000 individual and corporate accounts.

We currently provide insurance services (primarily property and casualty insurance) through National Penn Insurance Agency, Inc.  We also offer specialized insurance services through Caruso Benefits Group, Inc. and Higgins Insurance Associates, each acquired in the February 2008 merger with KNBT.  The insurance group currently serves over 17,000 customers.

For the year ended December 31, 2007, our efforts produced total fee income for the Company of $73.2 million compared to $66.9 million for the year ended December 31, 2006.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places greater emphasis on customer service.  We have segmented our market into regions based primarily on geographic considerations.  Each region is managed by a region president who reports to a designated executive officer.  This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874.  National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank.  National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since January 2003, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 2002, National Penn had $2.86 billion in total assets, and National Penn Bank conducted operations through 58 community offices.  Currently, National Penn has approximately $8.9 billion in total assets, and National Penn Bank conducts operations through 138 community offices.  In addition, National Penn’s subsidiary, Christiana Bank & Trust Company, conducts banking operations through two community offices in Delaware.

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

2004.  We completed the acquisition of Peoples First, Inc. and its banking subsidiary, The Peoples Bank of Oxford, on June 10, 2004.  This acquisition substantially strengthened our market position in southern Chester County and Lancaster County and provided us with an entry into Maryland. We also took various steps to extend use of the “National Penn” brand throughout the Company.  In June 2004, we re-branded our mortgage company as “National Penn Mortgage Company”.  We also began the planning process for consolidating the businesses of our wealth management subsidiaries, Investors Trust Company and FirstService Capital, Inc., together with the trust business of The Peoples Bank of Oxford, into a “National Penn”-branded entity.  In connection with this reorganization, we filed an application with the OCC to convert the charter of Investors Trust Company to a limited purpose national trust company to be named “National Penn Investors Trust Company”.   We also began offering securities brokerage services under the name “National Penn Investment Services” through a third party vendor in December 2004, replacing such services previously offered through our own broker-dealer subsidiary.  During 2004, we took steps intended to increase our ratio of fee-based income to total revenue.  These included our acquisition of two established insurance agencies, each with operations within our market area – Pennsurance, Inc., located in Oley, Berks County, PA, acquired in June 2004; and D. E. Love Associates, Inc., based in Yardley, Bucks County, PA, acquired in November 2004.

2005.  In January 2005, we acquired another established insurance agency with operations in our market area – the Krombolz Agency, Inc., based in West Chester, Chester County, Pennsylvania – and merged it into our insurance agency subsidiary, National Penn Insurance Agency, Inc.  This furthered the build-out of our insurance agency business throughout our southeastern Pennsylvania geographic footprint.   In July, we completed the consolidation of our wealth management subsidiaries into National Penn Investors Trust Company, a limited purpose national trust company, providing us with a unified entity to offer trust and investment management services.  In December 2005, we acquired Preferred Risk Associates, another local insurance agency, merging it into National Penn Insurance Agency, Inc.

2006.  In January 2006, we acquired Nittany Financial Corp., a holding company headquartered in State College, Centre County, Pennsylvania, whose principal subsidiary, Nittany Bank, then conducted a community banking business through four community offices in State College and one community office in nearby Bellefonte.  Nittany Financial also had $342 million under management at December 31, 2005 through its subsidiaries, Vantage Investment Advisors, L.L.C. and Nittany Asset Management, Inc.  This acquisition resulted in our entry into a strong market in central Pennsylvania, and strengthened our overall wealth management business.  On April 10, 2006, we acquired Resources for Retirement, Inc., now a part of our National Penn Capital Advisors, Inc. subsidiary.  The acquisition of Resources, a retirement plan advisory firm based in Newtown, PA, has enabled us to significantly expand our 401(k) business to larger companies.

2007.  To better position us for the challenges and opportunities emerging in the mortgage business, we implemented a number of structural changes to our mortgage business in the first quarter of 2007. We no longer participate in wholesale mortgage originations. To generate a higher level of internal referrals, we also implemented a closer integration of our mortgage sales and retail banking operations. Accordingly, Penn 1st Financial Services, Inc., our wholly-owned mortgage banking subsidiary, was merged into National Penn Bank to create the mortgage banking division of National Penn Bank.  In  June 2007, we entered into an acquisition agreement with Christiana, a Delaware chartered bank and trust company headquartered in Greenville, Delaware, which then conducted a community banking business and a trust company business.  Christiana’s  trust company business held $2.9 billion in assets under management or administration.  This acquisition was completed on January 4, 2008, and strengthened and broadened our overall wealth management business. (See “Recent Developments”.)  In September 2007, we entered in a merger agreement with KNBT, headquartered in Bethlehem, Pennsylvania, whose principal subsidiary, Keystone Nazareth Bank & Trust Company, then conducted a community banking business through 56 community offices in Lehigh, Northampton, Carbon, Luzerne, Schuylkill and Monroe counties, Pennsylvania.  At the signing of the merger agreement, KNBT had approximately $2.9 billion in assets, $1.8 billion in loans and $2.0 billion in deposits, as well as $1.0 billion in trust assets under management or administration.  The merger was completed on February 1, 2008, and strengthened our overall competitive position in the Lehigh Valley as well as our wealth management and insurance businesses. (See “Recent Developments”.)

Lending

Underwriting and Credit Administration

The Board of Directors, through the Director’s Enterprise Risk Management Committee (DERMC), oversees our lending practices and policies.  Our policies require that loans meet sound underwriting criteria.  The DERMC approves loan authority for certain officers to be used individually or jointly and for the Loan Committee of National Penn Bank.  The largest single name lending authority within National Penn Bank is $2,000,000.  Christiana utilizes only joint authority with a maximum approval level of $1,500,000. Any loan request for an amount exceeding individual or joint approval authority levels must be approved by National Penn Bank’s Loan Committee.  The National Penn Bank Loan Committee is chaired by Hugh Marshall, Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.  The Loan Committee considers loan requests of $8.0 million up to the Bank’s single borrower lending limit.

National Penn Bank originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, equipment vendors, and purchases some leases through other financial institutions.

    As part of our credit administration process, we have an asset quality review performed by an outside consulting firm.  Their review consists of sampling the commercial business and commercial real estate portfolio, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality.  National Penn Bank’s Chairman, National Penn Bank’s CEO, and other senior lending and credit administration personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within  this portfolio.

Loan Portfolio

At December 31, 2007 and 2006, our portfolio was composed of the following loan types:

	December 31, 2007		December 31, 2006
(dollars in thousands):		Percentage of Portfolio		Percentage of Portfolio
Commercial Real Estate
Commercial Properties	$516,217	13.33%	$497,659	13.70%
Residential Subdivision	219,282	5.66	179,740	4.95
Multifamily	108,297	2.79	89,633	2.47
Commercial Business Loans
Commercial Term Loans & Mortgages	1,523,758	39.33	1,419,176	39.07
Lines of Credit	500,356	12.91	430,480	11.85
Leases	35,427	0.91	37,428	1.03
Consumer Loans
Residential Mortgages	375,560	9.69	413,998	11.40
Home Equity Loans	359,759	9.28	357,661	9.85
Home Equity Lines of Credit	167,535	4.32	166,824	4.59
Other Loans	69,062	1.78	39,338	1.08

Total Loans	$3,875,253	100.00%	$3,631,937	100.00%

Commercial Lending

General – A majority of National Penn Bank’s loan assets are loans to business owners of many types.  National Penn Bank makes commercial loans for real estate development, equipment financing, account receivables and inventory financing and other purposes as required by the broad spectrum of borrowers.  Commercial loans by their nature carry higher risk than loans to consumers.  The changes in commercial borrowers’ financial condition and cash flow plus the potential volatility in the value of collateral held makes commercial lending a higher risk form of lending.  Consequently, a greater percentage of National Penn Bank’s resources and the staff’s time are devoted to monitoring this area of the portfolio.

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

Commercial Real Estate

Commercial Properties – These loans include both construction loans and long-term loans financing commercial properties such as office buildings, retail strip malls, and medical office buildings.  All properties in this category are non-owner occupied. Repayment of this kind of loan is dependent upon the resale of or lease of the subject property.  Loan terms range from one year to 20 years.  Interest rates can be either floating or fixed rates.  Fixed rates are generally set for periods of three to seven years with either a rate reset provision or a balloon payment.

Residential Subdivision – These loans are made to residential subdivision developers for the building of residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses.  Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers.  Terms of the loan are generally for one to three years.  Interest rates are usually floating, generally based on the Wall Street Journal prime rate or 30-day London Inter-Bank Offered Rate (LIBOR) plus an increment.

Multifamily – These loans provide the construction and/or long term financing of greater than five unit residential properties that are for lease.  Loan terms are generally from one year to 20 years with some loans amortizing over 25 years.  Interest rates can be either floating or fixed for three to 10 year periods.  These loans are repaid from the lease of the individual units.

Commercial Business Loans

Loans in this general category are made to proprietors, professionals, partnerships and corporations.  Repayment of this kind of loan generally comes from the cash flow of the business.  The assets financed are used within the business for its ongoing operation.

Commercial Term Loans and Mortgages – These loans are typically used to finance the equipment and the owner-occupied real estate needs of the borrower.  Terms will range from 3 to 25 years dependent upon the economic life of the asset financed.  Interest rates will be either floating or fixed for periods up to 10 years.  Many loans, although written with extended amortizations, will actually require balloon payments at 3, 5, or 10 years.

Commercial Lines of Credit – As of December 31, 2007, National Penn Bank had lines of credit representing $1.24 billion in commitments to business owners.  The lines finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses.  Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level.  Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided.  Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, machinery and equipment.  Sometimes the collateral will include the business real estate or the business owner’s personal residence.  Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash.  Interest rates are usually floating and are generally based on Wall Street Journal Prime rate, or the 30 day London Inter-Bank Offered Rate (LIBOR).

Small Business Loans - National Penn Bank is a preferred lender as designated by the U.S. Small Business Administration (SBA).  As such, National Penn Bank originates loans to business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 85% of the loan amount dependent on the form of the loan.  SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory.  The term of SBA loans can range from a few months up to 20 years dependent upon the purpose and collateral offered.  SBA regulations limit interest rates and terms.  In calendar year 2007 National Penn Bank originated $19.7 million SBA guaranteed loans compared to $29.6 million originated in 2006.  The Bank actively sells the guaranteed portion of these loans in the secondary market.

Leasing – National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC).  NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation, and construction sectors.  Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment.  Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the lessee as well as the type of equipment involved.  NPLC started business in December 2002 and at December 31, 2007, had total leases outstanding of $35.4 million.

Consumer Lending

General – National Penn Bank provides loans to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs.  During 2007, National Penn Bank originated first lien residential mortgages principally in eastern and central Pennsylvania.  Originations in 2007 totaled $177.2 million.  All residential mortgages are sold to secondary market investors or held within National Penn Bank’s investment or loan portfolios.  At year-end 2007, the residential mortgages held in National Penn Bank’s loan portfolio totaled $373.1 million compared to $414.0 million as of December 31, 2006.

National Penn Bank also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division.  The majority of National Penn Bank’s consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  National Penn Bank requires a loan to value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.  National Penn Bank originates all of its home equity loans and home equity lines of credit directly with its customers.  At December 31, 2007, NPB had consumer loan outstandings of $589.0 million compared to $564.5 million at December 31, 2006.

Investment Policies and Strategies

The investment portfolio includes the National Penn Bank portfolio and the National Penn Investment Company portfolio. The National Penn Bank portfolio totaled $1.36 billion at December 31, 2007 and $1.21 billion at December 31, 2006. The investment company portfolio was $25.8 million at December 31, 2007 and $41.3 million at December 31, 2006. At December 31, 2007, National Penn Investors Trust Company had a small investment portfolio of $3.6 million as a vehicle to invest its capital.

National Penn Bank’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage backed securities issued by GMNA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. In addition to following our strategy of growing the Agency and Municipal bond portfolio, 2007 provided an opportunity to add other high yielding securities consistent with our risk-reward profile. Collateralized Debt Obligations (CDOs) were purchased in 2007, backed by credit default swaps and bank and insurance trust preferred debt, to help mitigate margin compression and grow our investment portfolio according to internal budget expectations. On December 31, 2007, National Penn Bank owned $142.1 million of CDOs. These CDOs are all investment grade securities, with yields higher than that of Agency or Municipal bonds. The primary purpose of the National Penn Bank investment portfolio is to provide a secondary source of liquidity.  Another purpose is to provide a source of income. For liquidity purposes, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio to provide a steady cash flow stream. A high percentage of the National Penn Bank investment portfolio supports our funding pledging needs (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we follow a strategy of shortening the duration of the Bank portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. In 2007 we continued our strategy established in later 2005 of purchasing long-term securities. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we consider the impact of the investment portfolio in the Company’s overall interest rate risk position. We therefore might adjust the strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

In 2007 and 2006, we pooled $26.7 million and $36.0 million, respectively, of our own production of ten and fifteen year fixed rate mortgage loans and converted the loans to FHLMC securities in order to transfer assets to the investment portfolio. This is a more price-efficient way to add mortgage-backed securities to our portfolio as compared to purchasing mortgage-backed securities in the secondary market. These loans, when securitized, are more liquid and also support our deposit pledging needs. There were no securitizations in 2005.

National Penn Investment Company’s portfolio consists primarily of investments in regional or community banking organizations. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains. Our strategy in the trust preferred portfolio is to invest in other banks where we can understand the financial performance and risks involved, while enjoying a higher return. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, at $25.8 million, is relatively small so the impact on capital is not material.

Operating Segments

At December 31, 2007, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.  Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Potential Subprime Exposure

National Penn Bank’s direct exposure to subprime mortgages was negligible as of December 31, 2007. The origination of subprime mortgages has historically represented a small fraction of National Penn’s total mortgage loan originations. National Penn may have indirect exposure to the subprime mortgage market through its many banking relationships with commercial real estate developers and with a portion of its investment portfolio. The contraction in subprime credit availability may limit our borrowers’ ability to obtain customers able to secure the necessary financing, adversely affecting real estate sales and our borrowers’ liquidity and ability to repay debt. Bank and insurance trust preferred debt held in our investment portfolio contains portfolio names that may have direct subprime exposure.

Products and Services with Reputation Risk

National Penn and its subsidiaries offer a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied or objects to any product or service offered by National Penn or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on National Penn’s reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on National Penn’s reputation.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2007, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2008.

Employees

At December 31, 2007, National Penn and its subsidiaries had 1,289 full- and part-time employees.  As of February 1, 2008, after completion of the Christiana and KNBT mergers, National Penn has 2,141 full and part-time employees.

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

Dividend Restrictions

National Penn is a legal entity separate and distinct from National Penn Bank and National Penn’s other direct and indirect bank and non-bank subsidiaries.

National Penn’s revenues (on a parent company only basis) result almost entirely from dividends paid to National Penn by its subsidiaries.  The right of National Penn, and consequently the right of creditors and shareholders of National Penn, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of National Penn Bank and Christiana Bank & Trust Company – “Christiana”), except to the extent that claims of National Penn in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries.  See “Supervision and Regulation - Regulation of National Penn Bank and Christiana” in this Item 1.  See also Footnote 18 to the consolidated financial statements included at Item 8 of this Report.

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
The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2007, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 9.54% and 10.81%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2007, National Penn’s leverage ratio was 7.76%.

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

Under these regulations, an institution is considered “well capitalized” if it satisfies each of the following requirements:
•	It has a total risk-based capital ratio of 10% or more.
•	It has a Tier 1 risk-based capital ratio of 6% or more.
•	It has a leverage ratio of 5% or more.
•	It is not subject to any order or written directive to meet and maintain a specific capital level.

At December 31, 2007, National Penn Bank qualified as “well capitalized” under these regulatory standards.  See Footnote 18 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

FDIC Insurance Assessments

National Penn Bank and Christiana are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  The assessments are based on the risk classification of the depository institutions.  National Penn Bank and Christiana were each required to pay (subject to certain credits) regular FDIC insurance assessments in 2007, and expect to be required to pay regular insurance assessments to the FDIC in 2008.

As part of a regulatory recapitalization in 1996, FDIC-insured deposits are now assessed to fund debt service on the Federal government’s related bond payments.  The current annualized rate established by the FDIC is $.017 per $100 of deposits.  These bonds mature in 2017.

Regulation of National Penn Bank and Christiana

The operations of National Penn Bank and Christiana are each subject to various federal and state statutes applicable to banks chartered in the United States.  The operations of National Penn Bank are also subject to regulations of the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, and the FDIC.  The operations of Christiana are subject to regulations of the State Bank Commissioner of the State of Delaware and the FDIC.

The OCC and FDIC, which have primary supervisory authority over National Penn Bank and Christiana, respectively, regularly examine banks in such areas as reserves, loans, investments, management practices, trust, and other aspects of operations.  These examinations are designed for the protection of depositors rather than shareholders.  Each bank must furnish annual and quarterly reports to the primary regulator, each of which has the legal authority to prevent the bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, including community offices.  Pennsylvania law and Delaware law each permit statewide branching.

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

Christiana is also subject to regulatory restrictions on the payment of dividends to National Penn.  Currently, Christiana may pay dividends to the extent of its accumulated retained earnings.

As subsidiary banks of a bank holding company, National Penn Bank and Christiana are each subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans.

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

In addition, National Penn Capital Advisors, Inc. and Vantage Investment Advisors, L.L.C., investment advisory firms, are each subject to regulation by the SEC and various state securities regulators.  National Penn Bank’s insurance agency subsidiaries, including those acquired in the KNBT merger, are also subject to regulation by the Pennsylvania Department of Insurance.

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

USA Patriot Act

In recent years, a major focus of governmental policy on financial institutions has been the combating of money laundering and terrorist financing.  The USA Patriot Act of 2001 (the “Patriot Act”) gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information sharing.  It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act.  These regulations impose obligations on National Penn to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of its customers.   Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations could have an adverse impact on National Penn’s business.

Interest Rate Swaps

Information about the Company’s interest rate swap derivatives is set forth in Footnotes 1 and 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report and is incorporated herein by reference.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of National Penn conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry.  The policies significantly affecting the determination of National Penn’s financial position, results of operations and cash flows, and are summarized in Footnote 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements and discussed in the section captioned “Critical Accounting Policies, Judgments and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

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

Item 1A.  RISK FACTORS

Variations in interest rates may negatively affect National Penn’s financial performance.

Changes in interest rates may reduce profits. The primary source of income for National Penn is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to repay their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect National Penn’s net interest spread, loan origination volume, asset quality and overall profitability.

Capital market conditions may affect National Penn’s liquidity and market value of assets.

Ratings agencies have recently downgraded the ratings of various municipal bond insurers.  These downgrades reflect the perceived reduced ability of the bond insurers to fulfill their guarantee obligations for the bonds they insure, as perceived by the ratings agencies.  The market value of municipal bonds in National Penn’s investment portfolio may be affected by the downgrades of the credit ratings of these bond insurers, notwithstanding the underlying performance of the issuers of the bonds themselves.  This could result in changes in asset values that could reduce National Penn’s profits or liquidity.

In a similar vein, conditions in the capital markets have been affected by the turmoil in sub-prime debt.  There has been a spillover effect of this turmoil into other asset classes, notwithstanding the underlying performance of those asset classes.  The market value of National Penn’s investments may be affected by these conditions, resulting in changes in asset values that could reduce National Penn’s profits or liquidity.

National Penn may fail to realize the anticipated benefits of recent transactions.

National Penn’s success depends on, among other things, National Penn’s ability to realize anticipated cost savings and revenue enhancements from the Christiana and KNBT mergers and to combine the businesses of National Penn, Christiana and KNBT in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues resulting from any loss of customers.  If National Penn is not able to successfully achieve these objectives, the anticipated benefits of the Christiana and KNBT acquisitions may not be realized fully or at all or may take longer to realize than expected.

Until the completion of the respective acquisitions, National Penn, Christiana and KNBT operated as independent entities.  The integration process now underway includes the relocation or reorganization of systems, personnel, business units and operations, as well as systems conversion and integration, and will continue throughout 2008, with success dependent, at least in part, on the efforts of key employees and third party vendors.  If not successfully managed, the integration effort could result in the loss of key employees, the disruption of National Penn’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect National Penn’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Christiana and KNBT acquisitions.

Governmental regulation and legislation could limit National Penn’s future growth.

National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. These laws, which are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds, may change from time to time.  National Penn cannot predict what effect any presently contemplated or future changes in the laws or regulations or in their interpretations would have on National Penn.  Any such changes may negatively affect National Penn’s ability to expand its products and services and to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

National Penn’s ability to pay dividends depends primarily on dividends from its banking subsidiaries, which are subject to regulatory limits.

National Penn is a bank holding company.  Its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of National Penn’s assets are held by its direct and indirect subsidiaries.

National Penn’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, which includes National Penn Bank’s FirstService Bank, HomeTowne Heritage Bank, Nittany Bank, and KNBT Bank divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2007, approximately $56.2 million was available without the need for regulatory approval for the payment of dividends to National Penn from National Penn Bank. There is no assurance that National Penn Bank, Christiana and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends to its shareholders in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

National Penn’s future acquisitions could dilute ownership of National Penn and may cause National Penn to become more susceptible to adverse economic events.

National Penn has used its common stock to acquire other companies in the past and intends to acquire or make investments in banks and other complementary businesses with its common stock in the future. National Penn may issue additional shares of common stock to pay for those acquisitions, which would dilute the ownership interest of National Penn’s shareholders upon closing. Future business acquisitions could be material to National Penn, and any failure to integrate these businesses into National Penn could have a material adverse effect on the value of National Penn common stock. In addition, any such acquisition could require National Penn to use substantial cash or other liquid assets or to incur debt. In those events, National Penn could become more susceptible to economic downturns and competitive pressures.

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

National Penn’s banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn’s non-bank competitors are subject to less extensive regulations than those governing National Penn’s banking operations. As a result, such non-bank competitors may have advantages over National Penn’s banking and non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn’s margins on banking and non-banking services, reduce its market share and adversely affect its earnings and financial condition.

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

A Warning About Forward-Looking Information

This annual report, including information incorporated by reference in this annual report, contains forward-looking statements about National Penn and its subsidiaries. In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements about National Penn and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should,'' "project," "plan,'' "seek," "intend,'' or "anticipate'' or the negative thereof or comparable terminology.  Forward-looking statements include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.

National Penn’s businesses and operations, including the newly-acquired businesses and operations of Christiana and KNBT, are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•
National Penn’s branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn’s products and services.  In particular, the continued use of non-National Penn brands may be counterproductive to National Penn’s overall branding and marketing strategy.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.
•
Expansion of National Penn’s product and service offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.

•	New product development by new and existing competitors may be more effective, and take place more quickly, than expected.
•	Geographic expansion may be more difficult, take longer, and present more operational and management risks and challenges, than expected.
•
Business development in newly entered geographic areas, including those entered by mergers and acquisitions such as the Christiana and KNBT acquisitions, may be more difficult, and take longer, than expected.

•	National Penn may be less effective in cross-selling its various products and services, and in utilizing web-based and other alternative delivery systems, than expected.
•
Projected business increases following completed transactions, new product development, geographic expansion, and productivity and investment initiatives, may be lower than expected, and recovery of associated costs may take longer than expected.

•	National Penn may be unable to attract and/or retain key executives and other key personnel due to intense competition for such persons or otherwise.
•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected.
•
General economic or business conditions, either nationally or in the regions in which National Penn does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

•	Expected synergies and cost savings from mergers and acquisitions, including the Christiana and KNBT acquisitions, may not be fully realized or realized as quickly as expected.
•	Revenues and loan growth following mergers and acquisitions, including the Christiana and KNBT acquisitions, may be less than expected.
•
Loan losses, deposit attrition, operating costs, customer and key employee losses, and business disruption following mergers and acquisitions, including the Christiana and KNBT acquisitions, may be greater than expected.

•
Business opportunities and strategies potentially available to National Penn after mergers and acquisitions, including the Christiana and KNBT acquisitions, may not be successfully or fully acted upon.

•
Costs, difficulties or delays related to the integration of businesses or systems of acquired companies, including Christiana, KNBTand their respective subsidiaries, with National Penn’s business or systems may be greater than expected.

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
•
In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions due to stock price changes of financial service companies, may require increased management/board attention, efforts and commitments, deferring or decreasing the focus on business development and operations.

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

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. National Penn cautions shareholder and other readers not to place undue reliance on such statements.

All written or oral forward-looking statements attributable to National Penn or any person acting on its behalf made after the date of this annual report are expressly qualified in their entirety by the risk factors and cautionary statements contained in this annual report. National Penn does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn does not own or lease any property.  Currently, National Penn Bank, including its KNBT Division, owns 84 properties and leases 93 other properties.   National Penn’s other direct and indirect subsidiaries lease 10 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned by National Penn Bank and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512; six other owned or leased properties are located in the immediate vicinity of the principal office.  National Penn Bank, as successor by merger to Keystone Nazareth Bank & Trust Company (See “Recent Developments”), also owns the principal office of the KNBT Division, located at 90 Highland Avenue, Bethlehem, Pennsylvania, and the office building located at 236 Brodhead Road, Bethlehem, Pennsylvania.

National Penn Bank, including its KNBT Division, currently operates 137 community offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  63 of these community offices are owned; 74 are leased.   In addition to these offices, National Penn Bank presently owns or leases 155 automated teller machines located throughout these fifteen counties, all of which are located at community office locations except for 23 that are “free-standing” (not located at an office).

As previously announced, National Penn Bank plans to consolidate National Penn Bank and KNBT Division community offices located in Lehigh and Northampton counties and close nine community offices as the result, in the second quarter 2008.

National Penn’s other banking subsidiary, Christiana, operates two community banking offices in the greater Wilmington, Delaware area, one of which is owned and one of which is leased.

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of National Penn Bancshares, Inc. was held on December 17, 2007.  Notice of the meeting was mailed to shareholders of record on or about November 16, 2007 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The special meeting was held to consider and act upon a proposal by the Board of Directors to approve the Agreement and Plan of Merger between National Penn and KNBT.

There was no solicitation in opposition to the Board’s proposal to approve the merger, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes, on this proposal were as follows:

			Broker
For	Against	Abstentions	Nonvotes
30,367,681	716,395	44,893	9,370

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of February 27, 2008, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Glenn E. Moyer	56
President and Chief Executive Officer of National Penn and Chairman of National Penn Bank.  President and Chief Executive Officer of National Penn and Chairman, President and Chief Executive Officer of National Penn Bank in 2007.  President of National Penn and President and Chief Executive Officer of National Penn Bank from December 2003 to December 2006.  Executive Vice President of National Penn from April 2001 to December 2003 and President and Chief Operating Officer of National Penn Bank from January 2001 to December 2003.

Scott V. Fainor	46
Senior Executive Vice President and Chief Operating Officer of National Penn and  President and Chief Executive Officer of National Penn Bank.  President and Chief Executive Officer of KNBT Bancorp, Inc. and Keystone Nazareth Bank & Trust Company from October 2003 to February 2008.  Prior thereto, President and Chief Executive Officer of First Colonial Group, Inc. and Nazareth National Bank from January 2002 to October 2003.

Bruce G. Kilroy	58	Group Executive Vice President of National Penn since January 2001.

Garry D. Koch	53	Group Executive Vice President and Director of Risk Management of National Penn since January 2001.

Paul W. McGloin	60	Group Executive Vice President and Chief Lending Officer of National Penn since January 2002.

Sandra L. Bodnyk	56
Group Executive Vice President, Consumer/Small Business Banking.  Senior Executive Vice President and Chief Risk Officer of KNBT Bancorp, Inc. and Keystone Nazareth Bank & Trust Company from July 2006 to February 2008.  Executive Vice President and Chief Risk Officer of Keystone Nazareth Bank from May 2005 to July 2006.  Executive Vice President and Chief Credit Officer of Keystone Nazareth Bank from May 2004 to May 2005.  Prior thereto, Senior Vice President, Group Manager, Business Banking, Wachovia Bank, N.A.

Carl F. Kovacs	57
Group Executive Vice President, Operations/Technology.  Executive Vice President and Chief Information Officer, Keystone Bank & Trust Company from May 2005 to February 2008.  Senior Vice President and Chief Information Officer of Keystone National Bank from November 2003 to May 2005.  Senior Vice President, Information Technology and General Operations, Nazareth National Bank from December 2002 to October 2003.

Michael R. Reinhard	50
Group Executive Vice President and Chief Financial Officer of National Penn.  Group Executive Vice President and Corporate Planning Officer of National Penn
from January 2004 to September 2007.  Executive Vice President of National Penn Bank from January 2002 to January 2004.

Gary L. Rhoads	53
Executive Vice President and Chief Accounting Officer of National Penn, and Chief Financial Officer of National Penn Bank.  Group Executive Vice President, Treasurer and Chief Financial Officer of National Penn from January 2001 to September 2007.  Chief Financial Officer of National Penn Bank since January 2001.

Donald P. Worthington	64
Group Executive Vice President, Wealth, Asset, Trust, Investment Management.  Also Vice Chairman, National Penn Investors Trust Company and Chairman, Christiana Bank & Trust Company.  Executive Vice President, National Penn Bank, and Chairman, First Service Bank Division, since 2003.  President, National Penn Investors Trust Company, 2004 to 2008.

Sandra L. Spayd	64
Group Executive Vice President, Secretary and Corporate Governance Officer of National Penn. Corporate Secretary of National Penn Bank.  Executive Vice President and Corporate Secretary of National Penn Bank from January 2002 to January 2004.  (Retiring on March 1, 2008).

Michelle H. Debkowski	39
Executive Vice President, Assistant Corporate Secretary and Investor Relations Officer.  Chief Accounting and Investor Relations Officer of National Penn from October 2004 to September 2007.  Senior Vice President from January 2003 to December 2006.  Regulatory Compliance Director of National Penn from August 1995 to October 2004.  CPA and CRP.

H. Anderson Ellsworth	60
Executive Vice President and Securities Law Compliance Director of National Penn.  Senior Vice President from October 2004 to December 2006.  Prior thereto, Attorney, President and Shareholder of Ellsworth, Carlton, Mixell & Waldman, P.C. (law firm).

Janice S. McCracken	43	Executive Vice President and Director of Finance and Management Accounting of National Penn. Senior Vice President from December 2002 to December 2006.

Jorge A. Leon	49
Executive Vice President and Corporate Planning Officer.  President, National Penn Mortgage Company from April 2004 to December 2007.  Chief Operating Officer, National Penn Mortgage Company from January 2004 to April 2004.  Prior thereto, in 2002 and 2003, Chief Financial Officer of Covalent Group, Inc. (a clinical research organization).

Michael A. Meeneghan	55
Executive Vice President and President, National Penn Insurance Agency, Inc.  since February 2006.  Vice President and Sales Manager.CBIZ, Inc.  (consulting and accounting firm) September 2005 to February 2006.  Prior thereto,  Vice President, Business Development, with The Addis Group (insurance agency subsidiary of Susquehanna Bancshares, Inc.) from September 2002 to September 2005.

The Chief Executive Officer and the Chief Operating Officer of National Penn are elected by National Penn’s Board of Directors and serve until they resign, retire, become disqualified, or are removed by the Board. Other National Penn executive officers are approved by the Compensation Committee of the Board and serve until they resign, retire, become disqualified, or are removed by the Committee.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2007, National Penn had 4,910 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock, for the periods indicated, after giving retroactive effect to a 3% stock dividend at September 28, 2007, and a 3% stock dividend at September 30, 2006.

MARKET VALUE OF COMMON STOCK

	2007		2006
	High	Low	High	Low
1st Quarter	$20.01	17.16	$21.47	$18.68
2nd Quarter	18.85	16.19	19.85	17.32
3rd Quarter	18.83	14.11	19.80	17.77
4th Quarter	17.76	14.18	20.39	18.67

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2007	2006
1st Quarter	$0.1626	$0.1555
2nd Quarter	0.1626	0.1555
3rd Quarter	0.1626	0.1555
4th Quarter	0.1700	0.1626

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its banking subsidiaries  to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is set forth in Footnote No. 18 to the Consolidated Financial Statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market, currently under the symbol “NPBCO”.  Effective April 7, 2008, the symbol for these trust preferred securities will change to “NPBC-.“  These securities have a par value of $25.00 and the preferred dividend is 7.85%.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 1, 2007	9,732	$16.96	9,732	966,691
Through
October 31, 2007

November 1, 2007	309,307	$14.67	309,307	657,384
Through
November 30, 2007

December 1, 2007	7,000	$15.83	7,000	650,384
Through
December 31, 2007
____________________
1.	Transactions are reported as of settlement dates.

2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,121,800 (as adjusted for the 3% stock dividend on September 28, 2007).

4.	National Penn's current stock repurchase program has no expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table. National Penn’s prior stock repurchase program was completed during third quarter 2006.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

_______________________________________________________________

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq StockMarket Total Return Index and the Nasdaq Bank Stock Index during the last five years.  The graph showsthe value of $100 invested in National Penn common stock and both indices on December 31, 2002 and the change in the value of National Penn's common shares compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
National Penn Bancshares, Inc.	100.00	131.29	146.04	129.61	146.63	117.39
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
SNL Bank and Thrift Index	100.00	135.57	151.82	154.20	180.17	137.40

Source : SNL Financial LC, Charlottesville, VA
© 2008

Item 6.  SELECTED FINANCIAL DATA

             Five Year Statistical Summary (dollars in thousands, except share and per share data)

Year Ended	2007	2006	2005	2004	2003
BALANCE SHEET (1)
Total assets (5)	$5,824,421	$5,452,288	$4,603,389	$4,481,094	$3,514,457
Total deposits	3,946,163	3,825,633	3,309,046	3,143,193	2,435,296
Loans and leases, net (2)	3,820,356	3,573,631	2,993,744	2,816,849	2,221,434
Total investment securities	1,381,021	1,261,882	1,091,714	1,189,803	934,375
Total shareholders’ equity (5)	563,947	542,869	447,668	430,426	319,696
Book value per share (3), (5)	11.49	11.32	10.02	9.69	8.18
Percent shareholders’ equity to assets(5)	9.68%	9.96%	9.72%	9.61%	9.10%

Trust and other assets under management	$2,942,324	$2,620,076	$1,651,322	$1,284,264	$1,038,756

EARNINGS (1),(4)
Total interest income	$335,473	$302,185	$242,586	$198,775	$165,648
Total interest expense	179,453	148,826	93,937	60,493	51,099
Net interest income	156,020	153,359	148,649	138,282	114,549
Provision for loan and lease losses	7,832	2,541	3,200	4,800	9,371
Net interest income after provision for loan and lease losses	148,188	150,818	145,449	133,482	105,178
Other income	73,198	66,867	57,016	46,774	41,285
Other expenses (5)	138,773	133,331	125,064	119,229	104,344
Income before income taxes (5)	82,613	84,354	77,401	61,027	42,119
Income taxes (5)	17,380	20,245	18,921	14,243	8,238
Net income for continuing operations (5)	65,233	64,109	58,480	46,784	33,881
Net income from discontinued operations	-	-	-	-	8,621
Net income (5)	$65,233	$64,109	$58,480	$46,784	$42,502

Cash dividends paid	$32,534	$31,039	$27,973	$25,199	$21,324
Dividend payout ratio (5)	49.87%	48.42%	47.83%	53.86	49.96%
Return on average assets (5)	1.16%	1.24%	1.29%	1.04%	1.21%
Return on average shareholders’ equity (5)	12.0%	12.6%	13.4%	10.9%	13.3%

PER SHARE DATA (3)
Per Share of Common Stock-basic (5)
Income from continuing operations	$1.32	$1.31	$1.27	$1.08	$0.85
Discontinued operations		-	-	-	0.23
Net Income	$1.32	$1.31	$1.27	$1.08	$1.08
Per Share of Common Stock-diluted (5)
Income from continuing operations	$1.31	$1.29	$1.25	$1.06	$0.83
Discontinued operations		-	-	-	0.22
Net Income	$1.31	$1.29	$1.25	$1.06	$1.05
Dividends paid in cash	$0.660	$0.631	$0.608	$0.585	$0.540
Dividends paid in stock	3%	3%	5-for-4 split	5-for-4 split	5%

SHAREHOLDERS AND STAFF
Average shares outstanding-basic (3)	49,344,066	47,491,081	44,628,677	42,021,188	38,323,946
Average shares outstanding-diluted (3)	49,908,327	48,291,413	45,369,941	42,939,743	39,286,491
Shareholders of record	4,910	4,946	4,374	4,316	3,684
Staff – Full-time equivalents	1,171	1,197	1,141	1,098	940

(1) Balances have been adjusted for the sale in 2003 of Panasia N.A. which is being presented as discontinued operations.
(2) Includes loans held for sale.
(3) Restated to reflect a 3% stock dividend in 2007 and 2006, 5-for-4 stock split in 2005 and 2004, and a 5% stock dividend in 2003.
(4) Results of operations are included for the following acquisitions: Nittany Financial Corp. for January 26, 2006 through December 31, 2006, Peoples First, Inc. for June 10, 2004 thru December 31, 2004; HomeTowne Heritage Bank for December 12, 2003 thru December 31, 2003 and FirstService Bank for February 25, 2003 thru December 31, 2003.

(5) Reflects the adoption of FAS 123(R) under the modified retrospective method.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company and financial condition of the Company as of December 31, 2007, with a primary focus on an analysis of operating results.  Accordingly, this discussion and analysis does not include a discussion of the earnings performance or financial condition of either Christiana Bank & Trust Company (“Christiana”), acquired by the Company on January 4, 2008, or of KNBT Bancorp, Inc. (“KNBT”), acquired by the Company on February 1, 2008.  Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2007, included in this Report at Item 8.

The Company’s strategic plan provides for a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business. The acquisition of Christiana and KNBT in the first quarter of 2008 are similar strategic initiatives.

The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals.  Continued interest margin compression makes asset growth a priority, as well as the development of fee income. The Company’s goal is for asset growth each year to be generated through a combination of internal growth and growth by mergers and acquisitions.  In 2007, substantially all of the Company’s asset growth was internally generated.  The 2008 acquisitions further support that goal.  Both enable the Company to expand its customer base into new territory and further grow its wealth management operations.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  In this testing, the Company employs general industry practices in accordance with GAAP.  A fair value is determined for each reporting unit using various market valuation methodologies.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value.  The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill.  Through its annual analysis as of June 30, 2007, the Company has not identified any impairment of its goodwill.  No events occurred during third or fourth quarter 2007 necessitating a re-test of goodwill impairment.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

FINANCIAL CONDITION

At December 31, 2007, total assets were $5.82 billion, an increase of $372.1 million or 6.8% from the $5.45 billion at December 31, 2006.   The increase in assets in 2007 is reflected primarily in the net loan and lease category and the investments category, which increased $246.7 million and $119.1 million, respectively.

Total assets at the end of 2006 increased $848.9 million or 18.4% to $5.45 billion over the $4.60 billion at year-end 2005.  The increase in assets in 2006 is reflected primarily in the net loan and lease category, and the investments category, which increased $579.9 million, and $170.2 million, respectively.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, increased to $3.82 billion during 2007, an increase of $246.7 million or 6.9% compared to 2006.  In 2006, net loans increased $579.9 million or 19.4% compared to 2005. The Company gained $279.4 million in net loans in 2006 in the acquisition of Nittany. Excluding the Nittany loans, core loan growth was 9.9% in 2006. Residential mortgages originated for immediate resale during the year ended December 31, 2007 amounted to $159.6 million.  The Company had $3.8 million in loans held for sale at December 31, 2007.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the year-end composition of the Company’s loan portfolio (in thousands) (1):

	2007	2006	2005	2004	2003 (2)
Commercial and Industrial Loans and Leases	$883,733	$780,475	$708,653	$625,554	$482,884
Real Estate Loans:
Construction and Land Dev.	328,720	311,163	206,201	201,410	149,531
Residential	1,451,762	1,407,437	1,078,772	1,025,955	754,977
Other (non-farm, non-residential)	1,137,544	1,076,141	995,596	957,677	828,843
Loans to Individuals	73,494	56,721	60,586	63,843	54,466
Total	$3,875,253	$3,631,937	$3,049,808	$2,874,439	$2,270,701

  (1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.  Internal classification of loans is described in Item 1. “Lending” in this Report.

  (2)  Balances have been adjusted for the sale in 2003 of Panasia Bank, N.A.

Maturities and sensitivity to changes in interest rates in certain loan categories in the Company’s loan portfolio at December 31, 2007, are summarized below (in thousands):

	One Year or Less*	After One Year to Five Years	After Five Years	Total
Commercial and Industrial Loans and Leases	$420,076	$258,262	$205,395	$883,733
Construction and Land Dev.	185,807	92,865	50,048	328,720
Total	$605,883	$351,127	$255,443	$1,212,453

*Demand loans, past-due loan and overdrafts are reported in “One Year or Less.”

Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2007, are summarized below (in thousands):

	After One Year to Five Years	After Five Years
Predetermined Interest Rate	$255,345	$159,667
Floating Interest Rate	95,782	95,776
Total	$351,127	$255,443

Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company’s policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers’ use of their lines of credit that are at floating interest rates.  As of December 31, 2007, the Company’s outstanding lines of credit to customers total $494.9 million.

RISK ELEMENTS – LOANS

A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

Nonperforming Assets (in thousands):
	December 31,
	2007	2006	2005	2004	2003
Non-accrual Loans	$15,198	$8,554	$11,961	$11,103	$13,673
Loans Past Due 90 or More Days as to Interest or Principal	87	94	183	870	318
Total Nonperforming Loans	$15,285	8,648	12,144	11,973	13,991
Other Real Estate Owned	-	1,291	-	-	735
Total Nonperforming Assets	$15,285	$9,939	$12,144	$11,973	$14,726
Gross Amount of Interest that would Have Been Recorded at original rate on Non-accrual and Restructured Loans	$655	$662	$878	$492	$449
Interest Received From Customers on Non-accrual and Restructured Loans	133	247	441	835	613
Net Impact on Interest Income of Non-performing Loans	$522	$415	$437	$(343)	$(164)

The allowance for loan and lease losses to non-performing assets was 359% and 587% at December 31, 2007 and 2006, respectively.  Another measure of the Company’s credit quality is reflected by the ratio of net charge-offs to average total loans and leases of 0.30% for 2007 versus 0.09% for 2006, and the ratio of non-performing assets to total loans of  0.39% at December 31, 2007 compared to 0.27% at December 31, 2006.  Of the $11.2 million in net charge-offs in 2007, $6.1 million were commercial and industrial loans.

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

     Investments of both held to maturity and available for sale increased $119.1 million or 9.4% to $1.38 billion at December 31, 2007 compared to December 31, 2006.  Investment purchases during 2007 were $360.7 million, primarily collateralized debt obligations and municipal securities.  Market valuation and other adjustments totaled $13.0 million. This increase was partially offset by investment calls and maturities and the amortization of mortgage backed securities totaling $144.1 million.  Also, during 2007, the Company sold approximately $110.5 million in investment securities available for sale resulting in $2.1 million in net gains.  The sale proceeds were re-deployed into higher-yielding investments.

A summary of investment securities available for sale at December 31, 2007, 2006 and 2005 follows (in thousands):

	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasury	$-	$-	$-	$-	$-	$-
US Government agency	44,001	44,029	152,500	150,133	178,412	175,650
State and municipal	430,062	434,301	269,975	278,893	232,738	243,289
Mortgage-backed	448,394	447,764	510,367	499,922	468,758	458,460
Trust Preferred Pools/ Collateralized Debt Obligations	152,196	142,134	-	-	-	-
Marketable equity & other	67,418	69,198	73,251	81,949	56,298	63,707
Total	$1,142,071	$1,137,426	$1,006,093	$1,010,897	$936,206	$941,106

A summary of investment securities held to maturity at December 31, 2007, 2006 and 2005 follows (in thousands):
	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and municipal	$185,281	$185,840	$183,506	$184,685	$71,396	$70,820
Mortgage-backed	58,314	57,378	67,479	64,890	79,212	76,808
Total	$243,595	$243,218	$250,985	$249,575	$150,608	$147,628

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2007 are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Securities Available for Sale - Yield by Maturity  (dollars in thousands):

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%
US Government agency	8,979	3.88%	31,899	4.21%	3,151	4.89%	-	0.00%	44,029	4.19%
State and municipal	4,310	5.81%	22,913	6.60%	82,548	7.86%	324,530	6.72%	434,301	6.92%
Mortgage-backed	36,993	3.09%	82,478	3.94%	57,826	4.05%	270,467	5.13%	447,764	4.60%
Trust Preferred Pools/ Collateralized Debt Obligations	-	0.00%	-	0.00%	15,450	7.69%	126,684	7.81%	142,134	7.80%
Marketable equity & other	1,991	4.25%	621	6.98%	-	0.00%	66,586	2.43%	69,198	2.53%
Total	$52,273	3.49%	$137,911	4.46%	$158,975	6.40%	788,267	5.99%	$1,137,426	5.74%

Securities Held to Maturity at Market Value (dollars in thousands):

	Within 1 Year		After 1 But Within 5 Yrs		After 5 But Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal	$-	0.00%	$-	0.00%	$383	6.15%	$185,457	6.54%	$185,840	6.54%
Mortgage-backed	-	0.00%	57,378	3.90%	-	0.00%	-	0.00%	57,378	3.90%
Total	$-	0.00%	$57,378	3.90%	$383	6.15%	$185,457	6.54%	$243,218	5.92%

OTHER ASSETS

Other assets on the balance sheet increased to $511.5 million, an increase of $5.9 million compared to the $505.6 million at December 31, 2006.  These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments and other assets.  The increase was primarily due to the increase in premise and equipment because of the purchase of a building in the second quarter 2007 for $7.0 million for future use as an operations center.

As of December 31, 2006, other assets increased $110.1 million or 27.8% compared to December 31, 2005.  Goodwill and other intangibles accounted for $79.7 million (net of amortization of intangibles) of the increase, resulting from the Nittany acquisition in 2006. An additional increase of $16.0 million was due to an increase in Bank Owned Life Insurance (BOLI), with $5.0 million directly related to the acquisition of Nittany and $8.0 million related to purchases of additional policies during 2006; the remainder is the increase in BOLI is the cash surrender value of the insurance policies held by the Company.

DEPOSITS

As the primary source of funds, aggregate year-end deposits of $3.95 billion at December 31, 2007 increased $120.5 million or 3.2% compared to 2006.  In 2007, non-interest bearing deposits increased $13.3 million and interest bearing deposits increased $107.3 million.

Deposits of $3.83 billion at December 31, 2006 increased $516.6 million or 15.6% compared to deposits at December 31, 2005.  The increase in 2006 was primarily due to the addition of Nittany Bank deposits of $250.4 million and other growth in deposits of $266.2 million, of which $227.7 million was time deposits.   In 2006, non-interest bearing deposits decreased $458,000 and interest bearing deposits increased $517.0 million.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2007 (dollars in thousands):

	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand deposits	$495,224	-%	$502,168	-%	$511,620	-%
Savings deposits*	1,862,959	2.92%	1,775,115	2.62%	1,570,145	1.61%
Time deposits	1,471,067	4.72%	1,426,302	4.29%	1,050,061	3.38%
Total	$3,829,250	3.24%	$3,703,585	2.91%	$3,131,826	1.94%
* Interest bearing checking, savings, and money market deposits.

The aggregate amount of jumbo certificates of deposits, issued in the amount of $100,000 or more was $546.1 million in 2007, $535.1 million in 2006, and $481.0 million in 2005.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2007. The Company has no other time deposits of $100,000 or more as of December 31, 2007 (in thousands):

Maturity

3 months or less	$147,625
Over 3 through 6 months	105,128
Over 6 months through 12 months	227,985
Over 12 months	65,366
Total	$546,104

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $1.25 billion at the end of 2007, a $233.1 million or 22.8% increase compared to year-end 2006. Total securities sold under repurchase agreements increased $58.1 million, due to increased use of wholesale repurchase agreements with correspondent banks.  Federal funds purchased increased $18.0 million since December 31, 2006.  Long-term borrowings increased $153.9 million as a result of paying down short-term borrowings to lock in lower long-term rates.

Total borrowings and purchased funds of $1.0 billion at December 31, 2006 represents an increase in total borrowings and purchased funds at December 31, 2005 by $216.8 million or 27.0%.  Total securities sold under repurchase agreements declined $73.4 million, due to a decline in cash management repurchase agreements which were redirected to a new cash management vehicle classified as a money market account.  Federal funds purchased declined $61.5 million since December 31, 2005.  Long-term borrowings increased $227.8 million as a result of paying down short-term borrowings to lock in lower long-term rates.

A summary of each category of short-term borrowings for 2007, 2006, and 2005 is included in Footnote 7 and is incorporated herein by reference.

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2007, 2006 and 2005:

Average Balances, Average Rates, and Interest Rate Spread* (Dollars in thousands)
	Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$7,080	$213	3.01%	$8,020	$368	4.59%	$7,629	$174	2.28%

U.S. Treasury	-	-	-	-	-	-	10,578	270	2.55
U.S. Government agencies	659,002	29,934	4.54	734,592	33,320	4.54	761,846	31,737	4.17
State and municipal*	536,730	38,076	7.09	377,520	27,218	7.21	295,421	21,156	7.16
Other bonds and securities	135,728	9,500	7.00	72,915	3,932	5.39	75,904	3,575	4.71
Total investments	1,331,460	77,511	5.82	1,185,027	64,470	5.44	1,143,749	56,738	4.96
Federal funds sold	891	41	4.60	605	31	5.12	1,354	58	4.28
Trading account securities	-	-	-	-	-	-	-	-	-
Commercial loans and lease financing*	2,766,254	210,661	7.62	2,554,608	190,941	7.47	2,351,433	157,103	6.68
Installment loans	460,934	31,318	6.79	424,108	28,326	6.68	333,216	20,871	6.26
Mortgage loans	503,672	31,692	6.29	491,665	30,140	6.13	290,758	16,869	5.80
Total loans and leases	3,730,860	273,672	7.34	3,470,381	249,407	7.19	2,975,407	194,843	6.55
Total earning assets	5,070,291	$351,437	6.93%	4,664,033	$314,276	6.74%	4,128,139	$251,813	6.10%
Allowance for loan and lease losses	(57,506)			(59,178)			(57,010)
Non-interest earning assets	594,174			577,292			473,402

Total assets	5,606,959			5,182,147			4,544,531

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$3,334,026	$123,944	3.72%	$3,201,417	$107,711	3.36%	$2,620,206	$60,765	2.32%

Securities sold under repurchase agreements and federal funds purchased	468,600	19,170	4.09	500,372	18,394	3.68	553,872	13,496	2.44
Short-term borrowings	6,332	167	2.63	7,271	282	3.88	4,936	142	2.88
Long-term borrowings	697,821	36,172	5.18	414,316	22,439	5.42	375,124	19,534	5.21
Total interest bearing liabilities	4,506,778	$179,453	3.98%	4,123,376	$148,826	3.61%	3,554,138	$93,937	2.64%
Non-interest bearing deposits	495,224			502,168			511,620
Other non-interest bearing liabilities	58,936			49,508			42,171

Total liabilities	5,060,939			4,675,052			4,107,929
Equity capital	546,020			507,095			436,602
Total liabilities and equity capital	$5,606,959			$5,182,147			$4,544,531
INTEREST RATE MARGIN**		$171,984	3.39%		$165,450	3.55%		$157,876	3.82%
Tax equivalent interest		15,964	0.31%		12,092	0.26%		9,227	0.22%
Net interest income		$156,020	3.08%		$153,358	3.29%		$148,649	3.60%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loan outstandings, net of unearned income, include non-accruing loans.
Fee income included.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $21.1 million from December 31, 2006 through December 31, 2007 to $563.9 million.  Retained earnings increased $7.6 million due to the retention of net income, partially offset by cash dividends declared in 2007 as well as the adoption of SFAS 159.  Accumulated other comprehensive income decreased $6.1 million due primarily to an adjustment for a change in market value of investments.  Cash dividends paid in 2007 increased $1.5 million or 4.8% to $32.5 million compared to the cash dividends paid during 2006.  Earnings retained during 2007 were 50.1% compared to 51.6% during 2006.  The Company paid a 3% stock dividend on September 28, 2007, September 30, 2006 and split its common stock five-for-four on September 30, 2005.

RESULTS OF OPERATIONS

The Company recorded a 1.8% increase in net income to $65.2 million in the year ended December 31, 2007, compared to net income of $64.1 million in the year ended December 31, 2006.  Diluted earnings per share increased $0.02 or 1.6% for the year ended December 31, 2007 to $1.31 per share from $1.29 in the year ended December 31, 2006 and $1.25 in the year ended December 31, 2005.  The difference in the percentage increase in net income when compared to the percentage increase in diluted earnings per share is due to the larger number of weighted average common shares outstanding.  Net income for 2006 of $64.1 million was 9.6% more than the $58.5 million reported in 2005.  On a per share basis, basic earnings were $1.32, $1.31 and $1.27 for 2007, 2006, and 2005 respectively.

Financial results for the years ended December 31, 2006 and 2005 include expenses and/or recoveries associated with the 2004 fraud loss.  Information regarding the impact on financial results for these years is disclosed in the section entitled Basis of Financial Statement Presentation in Footnote 1, incorporated herein by reference.

For the year ended December 31, 2007, the return on average shareholders’ equity and return on average assets were 12.0% and 1.16% compared to 12.6% and 1.24% for 2006.

Non-GAAP return on average tangible equity for the year ended December 31, 2007 was 24.5%, compared to 27.1% for 2006.

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

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

Reconciliation Table for Non-GAAP Financial Measures:

	Year Ended December 31,
	2007	2006
Return on average shareholders' equity	11.95%	12.64%
Effect of goodwill and intangibles	12.57	14.42
Return on average tangible equity	24.52%	27.06%
Average tangible equity excludes acquisition related average good will and intangibles:
Average shareholders' equity	$546,020	$507,084
Average goodwill and intangibles	(280,013)	(270,200)
Average tangible equity	$266,007	$236,884

Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income increased $2.7 million or 1.7% to $156.0 million in 2007 from the 2006 amount of $153.4 million.  Interest income increased $33.3 million or 11.0% to $335.5 million in 2007, as compared to $302.2 million in 2006, as a result of an increase in loan interest income of $24.2 million and an increase in investment securities interest income of $9.2 million.  Interest expense in 2007 increased $30.6 million or 20.6% to $179.4 million from the 2006 amount of $148.8 million due to an increase in interest on deposits of $16.2 million, an increase in interest on long-term borrowings of $13.7 million, and an increase in expense for securities sold under repurchase agreements and federal funds sold of $776,000.  The increase in interest expense on deposits is due primarily to an increase in the volume of interest bearing deposits and the average rate paid on these deposits in 2007.  The increase in interest expense on borrowings is a result of an increase in the average balance of borrowings outstanding during 2007 and an increase in the average rate on borrowings in the long-term borrowings category.

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

For purposes of the following table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.  Net interest income, on a taxable equivalent basis, increased $6.5 million in the year ended December 31, 2007, as compared to 2006.  This increase is due to a $11.8 million increase due to the volume of interest earning assets, offset by a $5.3 million net interest margin compression.

(in thousands)	2007 over 2006 (1)			2006 over 2005 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits at banks	$(43)	$(112)	$(155)	$9	$185	194
Securities:
US Treasury and Agencies	(3,429)	43	(3,386)	2,834	(1,521)	1,313
State and municipal	11,479	(621)	10,858	(2,140)	8,202	6,062
Other bonds and securities	3,388	2,181	5,569	(141)	498	357
Total investment securities	11,438	1,603	13,041	553	7,179	7,732
Federal funds sold	15	(5)	10	(32)	5	(27)
Loans:
Commercial loans and lease financing	15,820	3,901	19,721	13,574	20,264	33,838
Installment loans	2,460	532	2,992	5,693	1,762	7,455
Mortgage loans	736	816	1,552	11,656	1,615	13,271
Total loans	19,016	5,249	24,265	30,923	23,641	54,564
Total interest income	$30,426	$6,735	$37,161	$31,453	$31,010	$62,463

Interest Expense:
Interest bearing deposits	4,462	11,771	16,233	13,479	33,467	46,946
Securities sold under repurchase agreements and federal funds purchased	(1,168)	1,944	776	(1,304)	6,202	4,898
Short-term borrowings	(36)	(79)	(115)	67	73	140
Long-term borrowings	15,354	(1,621)	13,733	2,041	864	2,905
Total borrowed funds	14,150	244	14,394	804	7,139	7,943
Total interest expense	18,612	12,015	30,627	14,283	40,606	54,889
Increase (decrease) in interest rate margin	$11,814	$(5,280)	$6,534	$17,170	$(9,596)	$7,574
_______________________________
Variance not solely due to rate or volume is allocated to the volume variance.

Net interest margin is net interest income divided by total interest earning assets.  During 2007, net interest margin was 3.39%, compared to 3.55% during 2006 and 3.82% during 2005.  The decline in the net interest margin from the 2006 margin is attributable to continued competitive pressures and general overall margin compression.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $7.8 million for the year ended December 31, 2007 and $2.5 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively.  The allowance for loan and lease losses of $54.9 million at year-end 2007 and $58.3 million at year-end 2006 as a percentage of total loans was 1.42% at year-end 2007 and 1.61% at year-end 2006.

Net loan charge-offs increased to $11.2 million in 2007, compared to net loan charge-offs of $3.2 million in 2006 and $4.7 million in 2005.  Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2007, is shown below (dollars in thousands):
	December 31,
	2007	2006	2005	2004	2003
Balance at beginning of year	$58,306	$56,064	$57,590	$49,265	$40,578
Charge-offs:
Commercial and industrial loans and leases	7,144	3,556	4,239	3,388	8,066
Real estate loans:
Construction and land development	2,705	1,152	-	-	75
Residential	1,600	905	1,961	1,070	611
Other	1,148	65	656	941	1,277
Loans to individuals	454	178	389	218	2,315

Total charge-offs	13,051	5,856	7,245	5,617	12,344

Recoveries:
Commercial and industrial	1,065	1,879	1,650	1,860	3,556
Real estate loans:
Construction and land development	205	31	1	332	537
Residential	339	517	299	647	348
Other	152	135	497	55	784
Loans to individuals	49	100	72	84	272

Total Recoveries	1,810	2,662	2,519	2,978	5,497
Net charge-offs	11,241	3,194	4,726	2,639	6,847
Provision charged to expense	7,832	2,541	3,200	4,800	9,371
Acquired in acquisitions	-	2,895	-	6,164	6,163
Balance at end of year	$54,897	$58,306	$56,064	$57,590	$49,265
Ratio of net charge-offs during the period to average loans outstanding during the period	0.30%	0.09%	0.16%	0.10%	0.34%

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

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.  Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2007, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

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

Allocation of the Allowance for Loan and Lease Losses (1)(2) (dollars in thousands)

	2007		2006		2005		2004		2003
		% Loan		% Loan		% Loan		% Loan		% Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

Commercial and industrial	$12,491	22.8%	$12,484	21.5%	$12,479	23.2%	$11,951	21.7%	$9,884	21.3%
Real estate loans:
Construction and land dev.	4,646	8.5%	4,979	8.6%	3,630	6.8%	3,855	7.0%	3,061	6.6%
Residential	20,520	37.5%	22,511	38.7%	18,991	35.4%	19,606	35.6%	15,453	33.2%
Other	16,079	29.3%	17,213	29.6%	17,526	32.6%	18,284	33.2%	16,965	36.5%
Loans to individuals	1,039	1.9%	907	1.6%	1,069	2.0%	1,377	2.5%	1,115	2.4%
Unallocated	122	N/A	212	N/A	2,369	N/A	2,517	N/A	2,787	N/A
	$54,897	100.0%	$58,306	100.0%	$56,064	100.0%	$57,590	100.0%	$49,265	100.0%

(1)   This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any segment of the portfolio.

(2)   The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.  Internal classification of loans is described in Item 1. “Business - Lending”  of this Report.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased $6.3 million or 9.5% in 2007 compared to 2006, primarily as a result of a $3.3 million increase in wealth management income, and a $3.1 million increase in other operating income due primarily to a gain of $2.8 million for the change in fair value of the Company’s subordinated debt related to NPB Capital Trust II trust preferred securities which are subject to fair market valuation under FASB No. 159.  Net gains on sale of investment securities increased $1.2 million due to increased volume of sales and BOLI income increased $1.0 million due primarily to death benefit payouts.  Mortgage banking income declined $1.3 million due to discontinuing our wholesale mortgage business and the general slowing of the residential mortgage lending environment.  Gain on sale of building  was $449,000 in 2007 compared to $1.3 million in 2006.

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

Non-interest expenses increased $5.4 million or increased 4.1% in 2007 compared to 2006, as a result of increased salaries, wages and benefits of $2.2 million, occupancy expense of $2.0 million and an increase in non-recurring expenses.  During 2006, we received partial insurance settlements on the previously reported loan fraud.   Salaries, wages and benefits increased due to normal salary increases and increases in benefits costs.

           Non-interest expenses increased $8.3 million or 6.6% in 2006 compared to 2005, as a result of increased salaries, wages and benefits of $5.5 million, and other operating expenses of $3.5 million.  Salaries, wages and benefits increased due to the acquisition of Nittany, which added 67 employees, as well as normal salary increases and increases in benefits costs.  Other operating expenses increased due to a higher level of routine operating expense in 2006, solicitor fees paid by Vantage, and a general increase in expenses due to the addition of Nittany.  Non-interest expenses for 2006 and 2005 also included net recoveries of $2.2 million and $1.6 million, respectively, on the 2004 fraud loss.

For 2007, 2006, and 2005, there are no individual items of other expenses that exceed one percent of the aggregate of total interest income and other income, with the exception of advertising and marketing related expenses.

Income before income taxes decreased $1.7 million or 2.1% in 2007 compared to 2006, primarily due to increased provision for loan and lease losses in 2007.  Income before income taxes increased $7.0 million or 9.0% in 2006 compared to 2005, due to organic growth and the addition of Nittany.

Income taxes decreased $2.9 million or 14.0% in 2007 and increased $1.3 million in 2006, or 7.0%. The Company’s effective tax rate is 21.0% for 2007, 24.0% for 2006, and 24.4% for 2005. The changes in the effective tax rate from 2005 to 2007 were due to changes in the amount of tax advantaged income as a percent of taxable income.

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

The Company’s acquisitions of KNBT and Christiana were pending as of December 31, 2007, and completed in first quarter 2008.  For further information, see footnote 2 to the consolidated financial statements, included Item 8 of this Report.  Upon consummation of the KNBT merger, the Company merged KNBT’s bank subsidiary, Keystone Nazareth Bank & Trust Co., into the Company’s bank subsidiary, National Penn Bank, and now operates the merged bank as a separate division, retaining its name and management.  The Company now operates Christiana as a separate subsidiary, retaining its name and management.  Accordingly, in each case, the Company expects no material run-off of deposits over the long term and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2007 (in thousands):
	Re-pricing Periods
	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Interest bearing deposits at banks	$7,228	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities	237,433	164,217	388,650	590,722
Loans and leases (1)	1,490,340	452,136	1,444,858	433,022
Other assets	-	-	-	615,816
	1,735,001	616,353	1,833,508	1,639,559
Liabilities and equity
Non-interest bearing deposits	-	-	-	522,716
Interest bearing deposits (2)	1,434,634	920,254	1,066,012	2,547
Borrowed funds (3)	331,412	282,000	420,853	79,942
Subordinated debt	77,321	-	-	62,676
Other liabilities	-	-	-	60,108
Shareholders’ equity	-	-	-	563,947
Total	1,843,367	1,202,254	1,486,864	1,291,936
Interest sensitivity gap	(108,366)	(585,901)	346,643	347,624
Cumulative interest rate sensitivity gap	$(108,366)	$(694,267)	$(347,624)	$-
_________________
(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the most recent calendar quarter. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will re-price at contractual re-pricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

The calculated estimates of change in MVPE at December 31, 2007 are as follows (dollars in thousands):

MVPE Change in Interest Rate	Amount	% Change

+300 Basis Points	$719,448	(19.6)%
+200 Basis Points	780,709	(12.8)
+100 Basis Points	838,501	(6.3)
Flat Rate	895,054	-
-100 Basis Points	959,092	7.2
-200 Basis Points	960,847	7.4
-300 Basis Points	$920,759	2.9%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income (dollars in thousands):

	December 31, 2007		December 31, 2006
Change in Interest Rates	$ Change in Net Income	% Change in Net Income	$ Change in Net Income	% Change in Net Income
(in basis points)
+300	$(4,793)	(7.0)%	$(14,475)	(21.3)%
+200	(3,378)	(5.0)	(9,379)	(13.8)
+100	(2,104)	(3.1)	(4,559)	(6.7)
-100	1,885	2.8	1,878	2.8
-200	3,443	5.1	2,518	3.7
-300	$1,087	1.6%	$2,241	3.3%

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007 (in thousands):
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Minimum annual rentals on non-cancelable operating leases	$33,409	$4,678	$8,061	$5,241	$15,429
Remaining contractual maturities of time deposits	1,538,844	1,368,941	130,821	36,534	2,548
Loan commitments	1,355,657	818,127	173,921	31,996	331,613
Long-term borrowed funds	617,183	32,000	41,634	61,107	482,442
Guaranteed preferred beneficial interests in Company’s subordinated debentures	142,527	-	-	-	142,527
Letters of credit	139,798	111,509	17,931	10,358	-
Total	$3,827,418	$2,335,255	$372,368	$145,236	$974,559

The Company had no capital leases at December 31, 2007.

CAPITAL ADEQUACY

The following table sets forth certain capital performance ratios for the Company.  We retain approximately 50% of our earnings in the form of capital to support future growth.

CAPITAL PERFORMANCE	2007	2006	2005
Return on average assets	1.16%	1.24%	1.29%
Return on average equity	12.0	12.6	13.4
Dividend payout ratio	49.9	48.4	46.8
Earnings retained	50.1	51.6	53.2

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements are set forth in Footnote 1 to the consolidated financial statements included in this Report and is incorporated herein by reference.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy will likely generate modest loan growth in 2008 in the mid single-digit percentages.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)
	December 31,
	2007	2006
ASSETS
Cash and due from banks	$104,292	$106,627
Interest bearing deposits in banks	7,228	4,576
Total cash and cash equivalents	111,520	111,203

Investment securities held to maturity (fair value approximates $243,218 and $249,575 for 2007 and 2006, respectively)	243,595	250,985
Investment securities available for sale, at fair value	1,137,426	1,010,897
Loans and leases held for sale	3,823	18,515
Loans and leases, less allowance for loan and lease losses of $54,897
and $58,306 for 2007 and 2006, respectively	3,816,533	3,555,116
Premises and equipment, net	61,214	55,231
Accrued interest receivable	26,430	25,625
Bank owned life insurance	102,407	98,638
Goodwill	261,552	263,787
Other intangibles, net	16,160	19,993
Unconsolidated investments under the equity method	11,490	10,883
Other assets	32,271	31,415
Total assets	$5,824,421	$5,452,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$522,716	$509,463
Interest-bearing	3,423,447	3,316,170
Total deposits	3,946,163	3,825,633

Securities sold under repurchase agreements and federal funds purchased	484,223	408,084
Short-term borrowings	12,800	9,662
Long-term borrowings	617,183	460,776
Subordinated debentures ($62,676 at fair value under SFAS 159)	139,997	142,527
Accrued interest payable and other liabilities	60,108	62,737
Total liabilities	5,260,474	4,909,419

Shareholders’ equity
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares,
issued and outstanding 2007 – 49,068,819; 2006 – 49,379,056; net of shares in Treasury: 2007 – 544,061; 2006 – 209,287	491,011	467,288
Retained earnings	85,242	77,665
Accumulated other comprehensive (loss) income	(4,281)	1,861
Treasury stock, at cost	(8,025)	(3,945)

Total shareholders’ equity	563,947	542,869

Total liabilities and shareholders’ equity	$5,824,421	$5,452,288
The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
INTEREST INCOME
Loans and leases, including fees	$271,032	$246,839	$192,795
Investment securities
Taxable	39,435	37,252	35,581
Tax-exempt	24,753	17,695	13,978
Federal funds sold and deposits in banks	253	399	232
Total interest income	335,473	302,185	242,586

INTEREST EXPENSE
Deposits	123,944	107,711	60,765
Securities sold under repurchase agreements and federal funds purchased	19,170	18,394	13,496
Short-term borrowings	167	282	142
Long-term borrowings	36,172	22,439	19,534
Total interest expense	179,453	148,826	93,937
Net interest income	156,020	153,359	148,649
Provision for loan and lease losses	7,832	2,541	3,200
Net interest income after provision for loan and lease losses	148,188	150,818	145,449

NON-INTEREST INCOME
Wealth management income	17,316	14,041	9,076
Service charges on deposit accounts	17,372	17,400	16,146
Bank owned life insurance income	5,579	4,544	3,447
Other operating income	9,762	6,663	5,624
Net gains on sale of investment securities	2,064	870	555
Mortgage banking income	2,966	4,253	5,366
Insurance commissions and fees	6,626	6,853	6,970
Cash management and electronic banking fees	8,662	8,227	7,680
Equity in undistributed net earnings of unconsolidated investments	2,402	2,674	1,230
Gain on sale of buildings	449	1,342	922
Total non-interest income	73,198	66,867	57,016

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	84,375	82,161	76,703
Net premises and equipment	19,802	17,783	17,652
Advertising and marketing expenses	4,369	4,602	4,845
Special recovery for fraud loss, net of expenses	-	(2,181)	(1,603)
Other operating expenses	30,227	30,966	27,467
Total non-interest expenses	138,773	133,331	125,064
Income before income taxes	82,613	84,354	77,401
Income tax expense	17,380	20,245	18,921
NET INCOME	$65,233	$64,109	$58,480

PER SHARE OF COMMON STOCK
Basic earnings	$1.32	$1.31	$1.27
Diluted earnings	$1.31	$1.29	$1.25
Dividends paid in cash	$0.660	$0.631	$0.608

The accompanying notes are integral part of these statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands)

				Accumulated
	Common			other			Compre-
	Shares	Par value	Retained earnings	comprehensive income	Treasury stock	Total	hensive income

Balance at January 1, 2005	34,510,798	$371,454	$41,339	$19,915	$(2,282)	$430,426
Net income	-	-	58,480	-	-	58,480	$58,480
Cash dividends declared	-	-	(27,973)	-	-	(27,973)
5-for-4 split	8,712,484	-	-	-	-	-
Shares issued under share-based plans	558,933	4,662	-	-	5,234	9,896
Share-based compensation	-	1,962	-	-	-	1,962
Other comprehensive income, net of reclassification adjustment and taxes	-	-	-	(16,726)	-	(16,726)	(16,726)
Total comprehensive income	-	-	-	-	-	-	$41,754
Treasury shares purchased	(400,425)	-	-	-	(8,397)	(8,397)

Balance at December 31, 2005	43,381,790	378,078	71,846	3,189	(5,445)	447,668
Net income	-	-	64,109	-	-	64,109	$64,109
Cash dividends declared	-	-	(31,039)	-	-	(31,039)
3% stock dividend	1,388,934	27,251	(27,251)	-	-	-
Shares issued under share-based plans	625,989	(1,648)	-	-	10,851	9,203
Share-based compensation	-	2,407	-	-	-	2,407
Shares issued for acquisition of: - Nittany Financial Corp. - RESOURCES for Retirement, Inc.	3,169,151 54,369	60,045 1,155	- -	- -	4,188 -	64,233 1,155
Other comprehensive (loss), net of reclassification adjustment & taxes	-	-	-	(66)	-	(66)	(66)
Total comprehensive income	-	-	-	-	-	-	$64,043
Treasury shares purchased	(679,402)	-	-	-	(13,539)	(13,539)
Prior service costs, net of tax Liability of $2,031	-	-	-	3,772	-	3,772
Net losses, net of tax benefit of $2,710	-	-	-	(5,034)	-	(5,034)
Balance at December 31, 2006	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159			(1,732)			(1,732)
Balance at January 1, 2007 as revised	47,940,831	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	65,233	-	-	65,233	$65,233
Cash dividends declared	-	-	(32,534)	-	-	(32,534)
3% stock dividend	1,429,620	23,390	(23,390)	-	-	-
Shares issued under share-based plans, net of excess tax benefits	716,314	(2,426)	-	-	11,602	9,176
Share-based compensation	-	2,759	-	-	-	2,759
Other comprehensive (loss), net of reclassification adjustment & taxes	-	-	-	(6,142)	-	(6,142)	(6,142)
Total comprehensive income	-	-	-	-	-	-	$59,091
Treasury shares purchased	(1,017,946)	-	-	-	(15,682)	(15,682)

Balance at December 31, 2007	49,068,819	$491,011	$85,242	$(4,281)	$(8,025)	$563,947
The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (dollars in thousands, except per share data)

	Year Ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,233	$64,109	$58,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,832	2,541	3,200
Share-based compensation expense	2,759	2,407	1,962
Depreciation and amortization	10,910	10,510	9,236
Deferred income tax expense	2,600	(1,263)	1,777
Amortization of premiums and discounts on investment securities, net	3,683	(2,284)	(1,797)
Undistributed net earnings of equity-method investments	(2,402)	(2,674)	(555)
Investment securities (gains) losses, net	(2,064)	(870)	(1,230)
Loans originated for resale	(192,014)	(236,163)	(292,738)
Proceeds from sale of loans originated for resale	168,079	240,025	296,648
Gain on sale of loans, net	(2,766)	(3,862)	(3,910)
Gain on sale of other real estate owned, net	(274)	-	-
Gain on sale of building	(175)	(1,342)	(922)
Change in fair value of subordinated debt	(2,808)	-	-
Changes in assets and liabilities
(Increase) in accrued interest receivable	(805)	(4,520)	(2,196)
Increase (decrease) in accrued interest payable	(400)	7,071	7,406
(Increase) decrease in other assets	(5,933)	(5,431)	(6,259)
Increase (decrease) in other liabilities	805	7,808	(1,620)
Net cash provided by operating activities	52,260	76,062	67,482

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for business acquired	-	(3,516)	(950)
Proceeds from maturities of investment securities held to maturity	9,178	11,746	11,782
Purchase of investment securities held to maturity	(1,653)	(112,037)	(71,380)
Proceeds from sales of investment securities available for sale	112,581	49,078	46,303
Proceeds from maturities of investment securities available for sale	134,933	125,971	260,497
Purchase of investment securities available for sale	(359,053)	(195,818)	(172,488)
Net increase in loans	(253,671)	(346,351)	(181,719)
Purchases of premises and equipment	(14,088)	(4,620)	(7,405)
Purchases of bank owned life insurance	-	(8,000)	-
Proceeds from the sale of other real estate owned	2,257	-	50
Proceeds from the sale of bank building	399	2,331	3,600
Net cash used in investing activities	(369,117)	(481,216)	(111,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in interest and non-interest bearing demand deposits and savings accounts	67,115	91,877	(229,967)
Net increase in certificates of deposit	53,415	177,056	395,820
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	76,139	(68,339)	(84,075)
Net increase (decrease) in short-term borrowings	3,138	851	(1,205)
Proceeds from new long-term borrowings	450,000	250,000	85,500
Repayments of long-term borrowings	(293,593)	(37,636)	(67,014)
Issuance of subordinated debentures	-	15,464	-
Shares issued under share-based plans	3,700	3,400	3,600
Excess tax benefits on share-based plans	249	881	729
Purchase of Treasury stock	(10,455)	(8,617)	(2,622)
Cash dividends	(32,534)	(31,039)	(27,973)
Net cash provided by financing activities	317,174	393,898	72,793
Net increase (decrease) in cash and cash equivalents	317	(11,256)	28,565
Cash and cash equivalents at beginning of year	111,203	122,459	93,894
Cash and cash equivalents at December 31	$111,520	$111,203	$122,459

The accompanying notes are integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

As of February 2, 2008:  National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (NPB), and NPB’s divisions, KNBT, FirstService Bank, HomeTowne Heritage Bank, and Nittany Bank, serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 138 community office locations (137 in Pennsylvania and one in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.  The KNBT Division was acquired in National Penn’s acquisition of KNBT Bancorp, Inc., which was consummated on February 1, 2008.  See Footnote 2 for additional information on this acquisition.

National Penn also owns Christiana Bank & Trust Company (”Christiana”), a Delaware state-chartered banking company.  Christiana has two community office locations in Delaware.  Christiana was acquired by National Penn on January 4, 2008.  See Footnote 2 for additional information on this acquisition.

The Company’s investment management units consist of National Penn Investors Trust Company (NPITC), which provides trust and investment management services; and National Penn Capital Advisors, Inc. (NPCA) and Vantage Investment Advisors, L.L.C (Vantage), which provide investment advisory services.  The Company also provides insurance services through National Penn Insurance Agency, Inc. (NPIA); and equipment leasing services through National Penn Leasing Company (NP Leasing).

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

The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, NPB, National Penn Investment Company, National Penn Life Insurance Company, Nittany Asset Management, Inc., and NPB’s wholly owned subsidiaries, NPITC, NP Leasing, Link Financial Services, Inc., NPB Delaware, Inc., NPCA, Vantage, NPIA, National Penn Realty, Inc., and National Penn Management Services, LLC.  The Company’s unconsolidated subsidiaries, representing investments in joint ventures, and other entities that range between 20% and 50%, are accounted for using the equity method of accounting.  All material inter-company balances have been eliminated.

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

Financial results for the years ended December 31, 2006 and 2005 include legal, auditing and other investigation-related expenses and/or recoveries associated with the loan fraud previously disclosed in the Company’s Annual Report on Form 10-K for 2004 and subsequent related litigation (National Penn Bank v. Edward G. and Jayne Mawhinney et al., Court of Common Pleas, Philadelphia County, March Term 2005 No. 001789).

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

There were no such expenses or recoveries in the year ended December 31, 2007.  The following table sets forth the amounts recognized in non-interest expenses on the Company’s consolidated statements of income in this Report (in thousands, pre-tax):

Year-Ended	Write-offs / Expenses	(Recoveries)	Net (Recovery) / Charge for Fraud Loss
December 31, 2007	$0	$0	$0
December 31, 2006	552	(2,733)	(2,181)
December 31, 2005	1,929	(3,532)	(1,603)

As previously reported by the Company in a Form 8-K filed on August 31, 2006, the Company received a final insurance payment in settlement of the insurance claim related to this matter of $1.3 million on October 2, 2006.  This amount is included in recoveries for the year-ended December 31, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation. Such reclassifications had no impact on reported net income.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Company’s activities are with customers located throughout eastern and central Pennsylvania.  The Company’s commercial portfolio has a concentration in loans to commercial real estate investors and developers.  There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity.

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
December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In November 2005, the FASB issued FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP nullifies certain requirements of EITF 03-1 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings.  Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation.  FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005.  Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations in 2007.

In 2007 and 2006, NPB securitized approximately $26.7 million and $36.0 million, respectively, of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal Home Loan Mortgage Corporation.  NPB recognized no gain or loss on either of these transactions as it retained all of the resulting securities.  NPB sold the servicing on all of the loans securitized in 2007 and 2006.  All of the resulting securities were classified as investment securities available for sale.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses.  Interest on loans is calculated based upon the principal amount outstanding.  Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans using the interest method.  This results in an adjustment of the related loan’s yield.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Servicing is not retained on residential mortgage sales or securitizations.  At December 31, 2007 and December 31, 2006, cost approximated fair value.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and SFAS No. 156, Accounting for Servicing or Financial Assets – an amendment of FASB Statement No. 140.  SFAS No. 140 and SFAS No. 156 revise the standards for accounting for the securitizations and other transfers of financial assets and collateral.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable.  SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield.  The loan’s contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk.  The Company evaluates the assets acquired in its acquisitions for applicability to this statement.

PREMISES AND EQUIPMENT

Land is stated at cost.  Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.  The Company utilizes accelerated methods of depreciation for tax reporting purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized core deposit intangibles, as a result of branch acquisitions.  Core deposit intangibles are amortized over estimated lives of deposit accounts.  However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.  Core deposit and other intangibles of $16.2 million and $20.0 million, net of accumulated amortization at December 31, 2007 and 2006, respectively, are being amortized over an average of nine years.  Amortization expense for core deposit and other intangibles for the years ended December 31, 2007, 2006, and 2005 was $3.0 million, $2.9 million, and $2.4 million, respectively.

Substantially all outstanding goodwill resulted from the following acquisitions:  Nittany and Resources for Retirement in 2006; Krombolz Insurance and Preferred Insurance Assoc. in 2005; Pennsurance, D. E. Love Insurance, and Peoples First, Inc. in 2004; and FirstService Bank and Hometowne Heritage Bank in 2003.  The balance of goodwill at December 31, 2007 and 2006 was $261.6 million and $263.8 million, respectively.  The Company expanded its market role in Centre, Bucks, Chester and Lancaster Counties, Pennsylvania.  However, if such benefits, including new business, are not derived, impairment may be recognized.

The Company is required to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.   The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at June 30, 2007, and no events have occurred subsequent to this evaluation to require additional testing.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

OTHER ASSETS

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (BOLI) policies that provide earnings to help cover the cost of employee benefit plans.BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cash flow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best and the earnings accruing to the Company are derived from the general and separate account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

EMPLOYEE BENEFIT PLANS

At December 31, 2007, the Company had certain employee benefit plans covering substantially all employees, which are more fully described in Footnote 9 of the consolidated financial statements in this Report.    In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R), (FAS158).  The Company adopted FAS158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

SHARE-BASED COMPENSATION

At December 31, 2007, the Company had certain share-based employee and director compensation plans, further described in footnote 15 of the consolidated financial statements in this Report.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method.  As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards.

Share-based employee compensation expense is included in salaries, wages and employee benefits expense in the consolidated statements of income in this Report.  Share-based director compensation expense is included in other operating expense.  The impact of the adoption of FAS123(R) on the Company’s financial results for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Reduction to income before income taxes for FAS123(R) share-based compensation expense	$2,759	$2,407	$1,962
Less: FAS123(R) income tax benefit	(966)	(842)	(687)
Reduction to net income	$1,793	$1,565	$1,275

Reduction to basic earnings per share	$0.04	$0.03	$0.03
Reduction to diluted earnings per share	$0.04	$0.03	$0.03

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Also, as part of the adoption of FAS123(R), the Company recorded cumulative adjustments for the years 1995-2003 resulting in a reduction to retained earnings of $6.0 million, the creation of a net deferred tax asset of $1.9 million, and an increase to capital of $7.9 million as of December 31, 2003.

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow.  However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow.  In the consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005, the tax benefits classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R).  In addition, the cash flow presentation for the years ended December 31, 2007, 2006 and 2005, has been adjusted to reflect the excess tax-benefits previously included in operating cash flows.

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

STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows (in thousands):
	Year Ended December 31,
	2007	2006	2005

Interest	$179,853	$160,428	$86,531
Taxes	16,537	21,764	17,764

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows (in thousands):

	2007	2006	2005
Transfers of loans to other real estate	$886	$1,291	$-
Transfers of loans to investments in securitizations	26,701	35,921	-
Non-cash share based compensation plan transactions	5,227	4,922	5,567

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
December 31, 2007 and 2006

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company periodically enters into commitments with its customers for loans which it intends to sell in the future.  At December 31, 2007, such commitments with a notional amount of approximately $6.9 million were outstanding.  The Company’s methodology for valuing these unfunded commitments is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market on December 31, 2007.

On March 9, 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) 105, “Loan Commitments Accounted for as Derivative Instruments.”  SAB 105 requires that a lender not consider the expected future cash flows related to loan servicing or include internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives.

Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.

Further discussion of the Company’s financial derivatives is set forth in Footnote 16 to the consolidated financial statements in this Report.

VARIABLE INTEREST ENTITIES

As of December 31, 2007, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”) which qualify as variable interest entities under FIN 46(R).  These Trusts are more fully described in Footnote 8 of the consolidated financial statements in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities issued by the Trusts, as a result of the adoption of FIN 46(R).  The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s capital ratios.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income (OCI), which includes net income as well as certain other items, which results in a change to equity during the period (in thousands).

	December 31, 2007			December 31, 2006			December 31, 2005
	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount

Unrealized gains (losses)
on investment securities
Unrealized holding gains (loss) arising during period	$(7,386)	$2,586	$(4,800)	$769	$(270)	$499	$(25,177)	$8,812	$(16,365)

Less reclassification adjustment for gains (losses) realized in net income	2,064	(722)	1,342	870	(305)	565	555	(194)	361

Unrealized gains (losses) on investment securities	(9,450)	3,308	(6,142)	(101)	35	(66)	(25,732)	9,006	(16,726)
Adjusted for adoption of SFAS 158	-	-	-	(1,941)	679	(1,262)	-	-	-

Adjusted Other comprehensive income (loss), net	$(9,450)	$3,308	$(6,142)	$(2,042)	$714	$(1,328)	$(25,732)	$9,006	$(16,726)

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, BusinessCombinations, (FAS141R).  The objective of this Statement is to improve the relevance, representationalfaithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
•	Determines what information is to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

This Statement applies prospectively to business combinations for which the acquisition date is on or afterthe beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  There is no current impact on the Company.  Any future impact will only be foracquisitions of other companies completed after this date and is not something that is measurable at this time.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits ofDividends on Share-Based Payment Awards.”  EITF06-11 requires companies to recognize the income taxbenefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

Fair Value of Financial Assets and Liabilities

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS159). The fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company early adopted this Statement on January 1, 2007.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (FAS157).  FAS157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements.  FAS157 does not extend the required use of fair value to any new circumstances.  The Statement is effective for financial statements issued during fiscal years beginning after November 15, 2007.  In conjunction with the early adoption of FAS 159, the Company early adopted this Statement on January 1, 2007. The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim period within those fiscal years.  This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized.  The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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
December 31, 2007 and 2006

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Accounting for Purchases of Life Insurance

At its September 2006 meeting, the EITF reached a final consensus on Issue 06−05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85−4.”  Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85−4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual−life by individual−life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist.  Issue 06−05 should be adopted through either (1) a change in accounting principle through a cumulative−effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods.  Issue 06−05 is effective for fiscal years beginning after December 15, 2006.  The application of Issue 06−05 did not have a material effect on the Company’s financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, (FAS156).  This Statement amends FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  Effective January 1, 2006, the Company adopted FAS156.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting for Uncertain Income Tax Positions

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company‘s implementation of this interpretation did not have a material impact on the Company’s financial position and/or results of operations and did not result in an adjustment to opening retained earnings.

Written Loan Commitments Recorded at Fair Value Through Earnings

On November 5, 2007, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently assessing the impact of FAS 160 on its financial statements.

2.     ACQUISITIONS AND DISPOSITIONS

Acquisition of KNBT Bancorp, Inc.

On February 1, 2008, the Company completed its acquisition of KNBT Bancorp, Inc. (“KNBT”).  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,704,037 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,505,158 shares of National Penn common stock.  The total purchase price (stock) was valued at approximately $453.29 million.  In addition, 2,093,745 outstanding stock options to purchase shares of KNBT common stock were converted into options to purchase 2,156,482 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT will be included in the Company’s financial results from the date of acquisition, February 1, 2008.

KNBT had total assets of $2.92 billion, total loans of $1.88 billion, total deposits of $1.94 billion and total borrowings of $542.6 million, at book value at the time of acquisition.

The primary reasons for acquiring KNBT were for the Company to be able to expand its customer base into new territory, enhance its already existing Lehigh Valley presence, further grow its wealth management operations, enhance its earnings capacity, and provide significant cost savings through consolidation of operations.

The Company is in the process of obtaining third-party valuations in order to allocate the purchase price to the fair value of assets acquired and liabilities assumed.  Those disclosures inclusive of pro forma information will be made in the Company’s quarterly report for the period ending March 31, 2008.

Headquartered in Bethlehem, Northampton County, KNBT serves Lehigh, Northampton, Carbon, Luzerne, Schuylkill and Monroe counties through 56 community offices of its banking subsidiary, Keystone Nazareth Bank and Trust.  They provide a wide variety of financial services including banking, insurance and wealth management through the bank and other subsidiaries.

Acquisition of Christiana Bank & Trust Company

On January 4, 2008, the Company completed its acquisition of Christiana Bank and Trust Company (“Christiana”).  Under the terms of the merger agreement, each outstanding share of Christiana common stock (a total of 1,524,327 shares) was exchanged for 2.241 shares of National Penn common stock, $37.69 in cash, or a combination of both, resulting in the issuance of 2,732,813 shares of National Penn common stock and payment of approximately $11.49 million in cash.  The aggregate purchase price (cash and stock) was approximately $48.98 million.  In addition, 317,395 outstanding stock options to purchase shares of Christiana common stock were converted into options to purchase 871,945 shares of National Penn common stock, with an exercise price ranging from $3.41 to $6.60 per share.  Christiana will be included in the Company’s financial results from the date of acquisition, January 4, 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2.      ACQUISITIONS AND DISPOSITIONS - Continued

Christiana had total assets of $142.9 million, total loans of $124.1 million, total deposits of $117.3 million and total borrowings of $2.7 million, at book value at the time of acquisition.

The primary reasons for acquiring Christiana were for the Company to be able to expand its customer base into new territory, further grow its wealth management operations, enhance its earnings capacity, and to a lesser extent, provide cost savings through consolidation of operations.

The Company is in the process of obtaining valuations in order to allocate the purchase price to the fair value of assets acquired and liabilities assumed.  Those disclosures inclusive of pro forma information will be made in the Company’s quarterly report for the period ending March 31, 2008.

Greenville, Delaware based Christiana operates two offices in Delaware. Christiana Corporate Services, Inc., a wholly owned subsidiary of Christiana, provides commercial domicile and agency services in Delaware. Monarch Management Services LLC, wholly owned by Christiana Corporate Services, Inc., provides commercial domicile services in Delaware. Christiana Trust Company LLC, a Nevada non-depository trust company, wholly owned by Christiana, provides commercial domicile and trust services in Nevada.

Acquisition of  Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”), parent company of Nittany Bank.  Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 2.116 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,362,153 shares of National Penn common stock and payment of approximately $28.9 million in cash.  The total purchase price (cash and stock) was valued at $92.7 million.  In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 86,501 shares of National Penn common stock, with an exercise price ranging from $2.70 to $9.80 per share.  Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

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
December 31, 2007 and 2006

2.     ACQUISITIONS AND DISPOSITIONS - Continued

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

The prices paid for these five acquisitions resulted in the issuance of 84,277 shares of the Company's common stock and cash payments totaling $4.2 million.  The acquisitions resulted in the recording of approximately $6.9 million of goodwill and other intangibles.  Each of these transactions was accounted for under the purchase method of accounting.  Accordingly, the results of operations of the Company include the results of the acquired businesses from the respective dates of these acquisitions.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

3.     INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows (in thousands):
	December 31, 2007
	Amortized cost	Gross unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	44,001	71	(43)	44,029
State and municipal bonds	430,062	7,878	(3,639)	434,301
Mortgage-backed securities	448,394	2,679	(3,309)	447,764
Trust Preferred Pools/Collateralized Debt Obligation	152,196	2,535	(12,597)	142,134
Marketable equity and other securities	67,418	3,388	(1,608)	69,198
Totals	$1,142,071	$16,551	$(21,196)	$1,137,426

Held to Maturity
State & municipal bonds	$185,281	$1,087	$(528)	$185,840
Mortgage-backed securities	58,314	-	(936)	57,378
Totals	$243,595	$1,087	$(1,464)	$243,2188

	December 31, 2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	152,500	775	(3,142)	150,133
State and municipal bonds	269,975	9,296	(378)	278,893
Mortgage-backed securities	510,367	1,132	(11,577)	499,922
Trust Preferred Pools/Collateralized Debt Obligation	-	-	-	-
Marketable equity and other securities	73,251	9,569	(871)	81,949
Totals	$1,006,093	$20,772	$(15,968)	$1,010,897
Held to Maturity
State & municipal bonds	$183,506	$1,392	$(213)	$184,685
Mortgage-backed securities	67,479	-	(2,589)	64,890
Totals	$250,985	$1,392	$(2,802)	$249,575

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2007 (in thousands) are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due in one year or less	$50,435	$50,282	$-	$-
Due after one through five years	137,751	137,290	58,314	57,378
Due after five through ten years	160,786	158,975	380	383
Due after ten years	725,681	721,681	184,901	185,457
Marketable equity securities and other	67,418	69,198	-	-
	$1,142,071	$1,137,426	$243,595	$243,218

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	INVESTMENT SECURITIES - Continued

Proceeds from the sales of investment securities during 2007, 2006 and 2005, were $112.6 million, $49.1 million, and $46.3 million, respectively.  Gross gains realized on those sales were $2.7 million, $1.3 million, and $1.3 million, in 2007, 2006 and 2005, respectively.  Gross losses were $652,000 in 2007, $471,000 in 2006, and $711,000 in 2005.  As of December 31, 2007 and 2006, investment securities with a fair value of $1.12 billion and $972.4 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.  As of December 31, 2007 and 2006, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 (dollars in thousands):

		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	-	-	-	-	-	-	-
Government agency securities	11	-	-	$28,527	$(43)	$28,527	$(43)
State and municipal bonds	384	$185,960	$(2,211)	48,826	(1,956)	234,786	(4,167)
State and municipal bonds (taxable)	-	-	-	-	-	-	-
Mortgage-backed securities	90	-	-	302,307	(4,245)	302,307	(4,245)
Trust Preferred Pools/ Collateralized Debt Obligations	23	123,325	(12,597)	-	-	123,325	(12,596)
Other bonds	4	-	-	1,590	(9)	1,590	(10)
Total debt securities	512	309,285	(14,808)	381,250	(6,253)	690,535	(21,061)
Marketable equity Securities and other bonds	12	4,045	(382)	4,618	(1,217)	8,663	(1,599)
Total	524	$313,330	$(15,190)	$385,868	$(7,470)	$699,198	$(22,660)

The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and are considered to be temporary for both years.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 (dollars in thousands):

		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S.
Government Agencies	35	$1,983	$(17)	$130,413	$(3,125)	$132,396	$(3,142)
State and municipal bonds	158	77,130	(419)	11,688	(172)	88,818	(591)
Mortgage-backed securities	121	83,812	(1,366)	368,303	(12,800)	452,115	(14,166)
Other bonds	4	-	(-)	1,559	(42)	1,559	(42)
Total debt securities	318	162,925	(1,802)	511,963	(16,139)	674,888	(17,941)
Marketable equity securities	5	1,946	(54)	3,575	(775)	5,521	(829)
Total securities	323	$164,871	$(1,856)	$515,538	$(16,914)	$680,409	$(18,770)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

4.	LOANS AND LEASES

Major classifications of loans, including $5.8 million and $7.4 million in unearned income in 2007 and 2006, respectively, are as follows (in thousands) (1):

	December 31,
	2007	2006
Commercial and industrial loans and leases	$883,733	$780,475
Real estate loans
Construction and land development	328,720	311,163
Residential, including $3,823 and $18,515 in loans held for sale	1,451,762	1,407,437
Other (non-farm, non-residential real estate)	1,137,544	1,076,141
Loans to individuals	73,494	56,721
	3,875,253	3,631,937
Allowance for loan and lease losses	(54,897)	(58,306)
Total loans, net	$3,820,356	$3,573,631

(1) The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.

Loans on which the accrual of interest has been discontinued or reduced amounted to $15.2 million and $8.6 million at December 31, 2007 and 2006, respectively.  The gross amount of interest that would have been recorded on these loans would have been approximately $655,000 and $662,000, respectively.  Interest on non-accrual loans in 2005 would have been approximately $878,000.   If interest on non-accrual loans had been accrued net of cash payments received, interest income would have increased by $522,000 and  $415,000 for 2007 and 2006, respectively.  Interest income would have increased $437,000 for 2005 if interest on non-accrual loans had been accrued. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $87,000 and $94,000 at December 31, 2007 and 2006, respectively.

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired loans was $15.2 million at December 31, 2007.  The total balance of impaired loans with a valuation allowance at December 31, 2007 was $613,000; the specific valuation allowance related to these impaired loans was $613,000.  The total balance of impaired loans without a specific valuation allowance at December 31, 2007 was $14.6 million.  The average balance of impaired loans was $12.0 million during 2007 and the income recognized on impaired loans during 2007 was $120,000.  The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

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

Other real estate owned at December 31, 2007 was $0.  There was $1.3 million in other real estate owned at December 31, 2006 and no other real estate owned at December 31, 2005.

Lease contracts which meet the appropriate criteria specified in SFAS 13, Accounting for Leases, are classified as direct finance leases.  As of December 31, 2007 and 2006, direct finance leases amounted to $35.0 million and $36.8 million, respectively.  Direct finance leases are recorded upon acceptance of the equipment by the customer.  Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

4.    LOANS AND LEASES - Continued

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance, beginning of year	$58,306	$56,064	$57,590
Provision charged to operations	7,832	2,541	3,200
Loans charged off	(13,051)	(5,856)	(7,245)
Recoveries	1,810	2,662	2,519
Acquisition of Nittany	-	2,895	-
Balance, end of year	$54,897	$58,306	$56,064

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows (in thousands):

	Estimated	Year ended December 31,
	useful lives	2007	2006
Land	Indefinite	$7,499	$8,965
Buildings	5 to 40 years	59,221	50,335
Equipment	3 to 10 years	58,207	55,596
Leasehold improvements	2 to 20 years	7,507	6,709
		132,434	121,605
Accumulated depreciation and amortization		(71,220)	(66,374)
		$61,214	$55,231

Depreciation and amortization expense amounted to $ 7.9 million, $ 7.6 million, and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $546.1 million and $535.1 million in 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows (in thousands):

2008	$1,362,097
2009	97,120
2010	38,330
2011	24,340
2012	14,435
Thereafter	2,522
$1,538,844

7.	SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

7.	SHORT-TERM BORROWINGS - Continued

The details of these categories are presented below (dollars in thousands):

	At or for the year ended December 31,
	2007	2006	2005
Securities sold under repurchase agreements and
federal funds purchased
Balance at year-end	$484,223	$408,084	$419,976
Average during the year	468,600	500,372	553,872
Maximum month-end balance	602,426	641,976	736,892
Weighted average rate during the year	4.09%	3.68%	2.44%
Rate at December 31	3.51%	3.90%	2.63%

Short-term borrowings
Balance at year-end	$12,800	$9,662	$8,795
Average during the year	6,332	7,271	4,936
Maximum month-end balance	12,985	22,488	10,000
Weighted average rate during the year	2.63%	3.88%	2.88%
Rate at December 31	4.59%	5.71%	4.00%

The weighted average rates paid in aggregate on these borrowed funds for 2007, 2006, and 2005 were 4.07%, 3.68%, and 2.44%, respectively.

8.	LONG-TERM BORROWINGS

FHLB ADVANCES

At December 31, 2007 and 2006, advances from the Federal Home Loan Bank (FHLB) totaling $617.2 million and $460.8 million will mature within one to twelve years and are reported as long-term borrowings.  The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.  These advances had a weighted average interest rate of 4.52% and 4.32% at December 31, 2007 and 2006, respectively.  Unused lines of credit at the FHLB were $597.4 million and $856.9 million at December 31, 2007 and 2006, respectively.

Outstanding borrowings mature as follows (in thousands):

2008	$32,000
2009	36,725
2010	4,909
2011	6,107
2012	55,000
Thereafter	482,442
$617,183

In 2007, the Company obtained $450.0 million in new long-term advances from the Federal Home Loan Bank of Pittsburgh. One advance for $50.0 million matures in 2012 while three advances totaling $400 million mature in 2017.  The weighted average rate of these borrowings is 4.48%.  The advances are fixed rate with a floating rate option.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

8.    LONG-TERM BORROWINGS – Continued

SUBORDINATED DEBENTURES

As of December 31, 2007, the Company has established five statutory business trusts:  NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI.  In each case, the Company owns all the common capital securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

As of January 1, 2007, the Company adopted SFAS No. 159, and elected the fair value option to the debentures issues on August 20, 2002 in the amount of $65.2 million.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  As a result of the fair value option, this debenture has been reported at fair value of $62.7 million at December 31, 2007.

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

  9.   BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2007, substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9.  BENEFIT PLANS - Continued

Under the Pension Plan, as amended:

•	Effective April 1, 2006, pension benefits were based on a 2-part benefit calculation:

·	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and

·	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

•	Employees of National Penn Mortgage Company and Nittany were eligible for participation effective April 1, 2006.

Otherwise, the existing features of the Pension Plan continue without change.  This restructuring did not have a material impact on the Company’s financial position or results of operations.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets (in thousands):

	December 31,
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$27,306	$31,026
Service cost	1,519	1,744
Interest cost	1,549	1,540
Actual gain	1,493	2,526
Benefits paid	(705)	(694)
Effect of change due to plan amendment	-	(6,240)
Effect of change in assumptions	(1,614)	(2,596)
Benefit obligations at end of year	29,548	27,306

Change in plan assets
Fair value of plan assets at beginning of year	28,386	24,485
Actual return on plan assets	3,660	2,088
Employer contribution	2,500	2,507
Benefits paid	(705)	(694)
Administrative expenses	(84)	-
Fair value of plan assets at end of year	33,757	28,386

Funded status	4,209	1,080
Unrecognized net actuarial gain	5,828	7,744
Unrecognized prior service cost	(5,287)	(5,803)

Prepaid benefit cost (included in other assets)	$4,750	$3,021

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9.   BENEFIT PLANS - Continued

The accumulated benefit obligation was $28.6 million and $26.4 million at December 31, 2007 and 2006, respectively.

Net pension cost included the following components (in thousands):

	Year ended December 31,
	2007	2006	2005
Service cost	$1,603	$1,744	$2,123
Interest cost on projected benefit obligation	1,549	1,540	1,458
Return on plan assets (1)	(2,311)	(2,159)	(1,737)
Net amortization and deferral	(70)	(43)	218
Net periodic benefit cost	$771	$1,082	$2,062

(1) Expected return is presented for 2007. Actual return is presented for 2006 and 2005.

Weighted-average assumptions used to determine
net benefit obligations at December 31:
	2007	2006
Discount rate	6.00%	5.84%
Rate of compensation increase	3.75%	3.50%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended
December 31:
	2007	2006
Discount rate	6.00%	5.84%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.75%	3.50%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Plan Assets
	At December 31,
	2007	2006
Asset Category
Equity securities	57%	66%
Debt securities	29%	30%
Other	14%	4%
Total	100%	100%

The plan does not have any assets in the Company’s common stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9.	BENEFIT PLANS - Continued

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2008	$700
2009	710
2010	867
2011	982
2012	1,105
Years 2013-2017	8,447

CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan as in effect at December 31, 2007, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

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

Matching contributions to the plan were $2.2 million, $2.2 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9.	BENEFIT PLANS - Continued

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers.  The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participant’s remaining periods of service.  The expense recorded in connection with these deferred compensation plans, which are unfunded, was $120,000, $120,000, and $90,000 for the years ended    December 31, 2007, 2006 and 2005, respectively.

The Company, through its acquisitions of Nittany Financial Corp., FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers.  These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62.  The SERPs also provide for survivor and certain other termination benefits.  The expense recorded in connection with these SERPs was $771,000, $696,000, and $640,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $18.9 million that are a method of funding benefits under these plans.

10.	INCOME TAXES

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty inIncome Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordancewith Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retaining earnings..

The liability for the Company’s unrecognized tax benefits as of January 1, 2007, was $1.5 million, which ifultimately recognized, will reduce the Company’s annual effective tax rate. The liability for the Company’sunrecognized tax benefits as of December 31, 2007 is $1.98 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,525
Additions based on tax positions related to the current year Additions for tax positions of prior years Reductions for tax positions of prior years Reductions as a result of lapse of applicable statute of limitations Settlements	679
86
-
(315)
-
Balance at December 31, 2007	$1,975

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2004.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  The Company accrued amounts for the payment of interest and penalties at January 1, 2007, as required by FIN 48.  These amounts were not material to the Company’s financial positionor results of operations, and subsequent changes to accrued interest and penalties have not been significant.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

10.    INCOME TAXES - Continued

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.The Company is not currently undergoing any income tax examinations, and is no longer subject to U.S. federalincome tax examinations for years before 2004.

The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Income tax expense
Current	$14,531	$20,627	$15,915
Deferred federal (benefit) expense	2,600	(1,263)	1,777
	17,131	19,364	17,692
Additional paid-in capital from benefit
of stock options exercised	249	881	1,229
Applicable income tax expense	$17,380	$20,245	$18,921

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Computed tax expense at statutory rate	$28,915	$29,524	$27,090
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(11,641)	(9,169)	(7,293)
Tax credits	(150)	(300)	(682)
Amortization of goodwill and intangibles	(87)	(149)	(149)
Other, net	343	339	(45)
Applicable income tax expense	$17,380	$20,245	$18,921

Deferred tax assets and liabilities consist of the following (in thousands):

	2007	2006
Deferred tax assets
Allowance for loan and lease loss	$19,178	$18,829
Deferred compensation	4,422	4,365
Share-based compensation	3,096	2,982
Investment securities available for sale	1,626	-
	28,322	26,176
Deferred tax liabilities
Pension	1,858	378
Partnership investments	1,342	1,295
Depreciation	218	581
Investment securities available for sale	-	1,682
Rehab credit adjustment	-	44
Loan costs	3,785	3,016
Core deposit intangibles	5,918	5,905
	13,121	12,901
Net deferred tax asset (included in other assets)	$15,201	$13,275

The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserve.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

11.  SHAREHOLDERS’ EQUITY

On January 15, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per sharepayable on February 15, 2008 to shareholders of record on January 30, 2008.

On August 22, 2007, the Company’s Board of Directors declared a 3% common stock dividend payable onSeptember 28, 2007 to shareholders of record on September 7, 2007. Based on the number of common sharesoutstanding on the record date, the Company issued 1.43 million new shares.

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

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,657,656 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan (the 2003 Plan).  On December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 2.1 million shares of the Company’s common stock to be used to fund these plans (the 2005 Plan).  For the year ended December 31, 2007, 1,017,946 shares were repurchased at an average price of $15.10 per share.  For the years ended December 31, 2006 and 2005, 717,684 and 640,374 shares were repurchased at average prices of $18.78 and $15.82, respectively.  As of December 31, 2007, all shares authorized under the 2003 Plan had been repurchased and 1,470,887 shares had been repurchased under the 2005 Plan.  No timetable was set for repurchases under the 2005 Plan.

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
December 31, 2007 and 2006

12.  SHAREHOLDER RIGHTS PLAN - Continued

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

  13.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows (dollars in thousands, except per share data):

	Year ended December 31, 2007
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$65,233	49,344	$1.32
Effect of dilutive securities
Options	-	564	(.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$65,233	49,908	$1.31

Restricted shares and options to purchase shares of common stock totaling 1,828,734 with grant prices of $17.67 to $21.49 per share were outstanding during 2007.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares were not met at December 31, 2007.  The options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2006
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$64,109	48,916	$1.31
Effect of dilutive securities
Options	-	824	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$64,109	49,740	$1.29

Restricted shares and options to purchase shares of common stock totaling 1,852,863 with grant prices of $19.45 to $21.49 per share were outstanding during 2006.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares were not met at December 31, 2006.  The options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2005
	Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to common stockholders	$58,480	45,968	$1.27
Effect of dilutive securities
Options	-	763	(.02)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$58,480	46,731	$1.25

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

13.  EARNINGS PER SHARE - Continued

Options to purchase 1,418,991 shares of common stock at $19.45 to $21.49 per share were outstanding during 2005.  They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows (in thousands):

Year ending December 31,
2008	$4,678
2009	4,297
2010	3,764
2011	2,758
2012	2,483
Thereafter	15,429
$33,409

The total rental expense was approximately $5.4 million, $4.9 million, and $4.2 million in 2007, 2006 and 2005, respectively.

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

15.  SHARE-BASED COMPENSATION

At December 31, 2007, the Company had certain employee benefit plans covering substantially all employees, which are more fully described below.

Fixed Option Compensation Plans (collectively, the “Plans”)

Long-Term Incentive Compensation Plan

The Company maintains a Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”).  A total of 5,304,500 shares of common stock have been made available for options, restricted stock or other stock or stock-based awards to be granted to employees or non-employee directors through November 30, 2014.  The Company believes that such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant; option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant.  The options have a maximum term of ten years if incentive stock options or ten years and one month if non-qualified stock options.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Officers’ and Key Employees’ Stock Compensation Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained an Officers’ and Key Employees’ Stock Compensation Plan (“Officers’ Plan”).  A total of 4,476,566 shares of common stock were made available for options or restricted stock grants through April 2005.  Options granted under the Officers’ Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of grant, and expire ten years and one month from the date of issue.  Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Officers’ Plan.  Options will immediately vest in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more).  Options granted under the Company’s predecessor stock option plan for officers and key employees are subject to a vesting schedule commencing at two years and expire ten years and one month from the date of issue.  These options immediately vest in the event the optionee’s service terminates due to death or retirement (including a voluntary termination of employment at age 60 or more).  No further options may be granted under the Officers’ Plan or its predecessor plan.

Non-Employee Directors’ Stock Option Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”).  Under the Directors’ Plan, a total of 572,011 shares of common stock were made available for option grants through January 2004.  The options have a maximum term of ten years and vest two years after the date of grant.  Vesting of options is immediately accelerated in the event of a change-in-control, as defined in the Directors’ Plan.  The options immediately vest in the event the optionee’s service terminates due to death, disability or retirement in accordance with the mandatory retirement provisions of the Company’s bylaws.  No further options may be granted under the Directors’ Plan.

Substitute Stock Options

As of December 31, 2007, 462,820 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition.  No substitute options were issued in 2007.  All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted.  No further options may be granted under any of the predecessor company stock option plans.

Fixed Option Compensation Plans – Aggregate Information

For the years ended December 31, 2007, 2006, and 2005, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rates	3.83%	4.44%	4.58%
Expected dividend yield	4.49%	3.26%	3.47%
Expected volatility	33.09%	34.21%	28.58%
Expected lives (years)	7.14	8.00	7.61

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

15. SHARE-BASED COMPENSATION - Continued

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

Aggregated information regarding the Plans as of December 31, 2007, and changes during the twelve months then ended is presented below (dollars in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	4,368,454	$15.35	-	$19,836
Substitute options issued	-	-	-	-
Granted	560,063	15.16	-	-
Exercised	(386,914)	9.72	-	-
Forfeited	(27,449)	19.89	-	-
Outstanding at December 31, 2007	4,514,154	15.78	5.56	6,333
Exercisable at December 31, 2007	3,254,495	$14.88	4.31	$6,329

There were 560,063, 451,913, and 444,068 options granted during the years ended December 31, 2007, 2006, and 2005, respectively.  The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.58, $6.17, and $4.99, respectively.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $4.1 million, and $4.4 million, respectively.  The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $3.2 million, $3.3 million, and $1.7 million, respectively.

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2007, and changes during the twelve months then ended, is presented below:

Non-Vested Options	Shares	Weighted- Average Grant-Date Fair Value

Non-Vested at January 1, 2007	1,365,448	$5.37
Granted	560,063	-
Vested	(644,942)	-
Forfeited	(20,910)	-
Non-Vested at December 31, 2007	1,259,659	$4.73

As of December 31, 2007, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

15. SHARE-BASED COMPENSATION - Continued

Cash received from option exercise under the Plans for the year ended December 31, 2007, 2006, and 2005 was $3.7 million, $3.4 million, and $3.6 million, respectively.  The actual tax benefit realized for the tax deductions from option exercise under the Plans for the twelve months ended December 31, 2007, 2006, and 2005 was $1.0 million, $1.4 million, and $1.5 million, respectively.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises.  The Company has 27,887 options expiring during the next twelve months ended December 31, 2008, that will likely be exercised and for which the Company may, but is not required to, repurchase shares for use in those exercises.

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

On January 24, 2007, the Company granted Director Performance-Based Awards to each non-employee director of National Penn and NPB actively serving on January 24, 2007, and consisted of either shares of PR-RS or PR-RSUs, at the discretion of the non-employee director.  The PR-RS and PR-RSUs granted under the 2007 corporate performance award were unvested as of December 31, 2007; these awards then vested at the end of the restricted time period on January 24, 2008.

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

•
For 2005 corporate performance, either shares of National Penn common stock or RSUs, at the discretion of the non-employee director. A total of 2,758 shares of stock were issued as of  December 31, 2006.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

15.  SHARE-BASED COMPENSATION – Continued

Aggregated information regarding the Director Performance-Based Awards as of December 31, 2007 and 2006, and changes during the twelve months then ended is presented below:

	PR-RS Shares	PR-RSU Share Units	Weighted-Average Grant-Date Fair Value
Un-vested at January 1, 2006	-	-	$-
Granted	3,792	17,133	19.49
Forfeited / Canceled	-	(800)	19.49
Vested at December 31, 2006	-	(6,365)	19.49
Converted	-	(849)	19.49
Un-vested at December 31, 2006	3,792	9,119	$19.49
	PR-RS Shares	PR-RSU Share Units	Weighted-Average Grant-Date Fair Value
Un-vested at December 31, 2006	3,792	9,119	$19.49
Granted	6,514	8,782	18.82
Forfeited/Cancelled	(1,020)	(2,559)	19.49
Vested	(2,772)	(6,560)	19.49
Unvested at December 31, 2007	6,514	8,782	$18.82

The total fair value of Director Performance-Based Awards vested during the twelve months ended December 31, 2007 and 2006 was approximately $182,000 and $124,000, respectively.  Compensation expense recognized for the years ended December 31, 2007 and 2006 for the Director Performance-Based Awards was approximately $190,000 and $385,000, respectively.  There was approximately $13,000 of total unrecognized compensation expense related to the un-vested Director Performance-Based Awards as of December 31, 2007 that is expected to be recognized over a period of less than one year.

There were no Director Performance-Based Awards granted in 2005.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 864,725 common shares of the Company to eligible employees (“Employees”) of the Company.  These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made four times annually.  Employee contributions to the ESPP are made through payroll deductions.  For the twelve months ended December 31, 2007, 2006 and 2005, participants under the ESPP purchased 45,125, 39,458, and 39,153 shares at weighted-average prices of  $14.73, $17.21, and $16.80, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the twelve months ended December 31, 2007, 2006 and 2005, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $1.64, $1.91, and $1.86, respectively.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  At December 31, 2007, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a notional amount of approximately $6.9 million.  Likewise, the Company had offsetting investor interest rate lock commitments of approximately $6.9 million whereby the investor has agreed to purchase the mortgage at or near the time of funding.  There was an additional $21.4 million in investor rate lock commitments for loans held for sale at December 31, 2006.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

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

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.  The contract or notional amounts as of December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,355,657	$1,277,760
Commitments to fund mortgages held for sale	6,932	21,429
Letters of credit	139,799	118,030

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Company amortizes the fees collected over the life of the instrument.  Management, based upon their periodic analysis, established a SFAS No. 5 reserve which was approximately $301,000 at December 31, 2007 and 2006.  The standby letters of credit expire as follows:   $111.6 million in 2008, $17.9 million by 2011, and the remaining $10.3 million after 2011.

The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments.  The Company would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held.  Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The extent of collateral held for those commitments at December 31, 2007, varies up to 100%; the average amount collateralized is 80.4%.

Beginning in 2006, The Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

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

A summary of the Company’s interest rate swaps is included in the following table (in thousands):

	December 31,
	2007		2006
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$130,342	$(6,660)	$10,387	$(231)
Pay variable / receive fixed swaps	130,342	6,660	10,387	231
Total	$260,684	$-	$20,774	$-

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The FairValue Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option tomeasure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The Company early adopted SFAS No. 159 as of January 1, 2007 and elected the fair value option for onespecific financial instrument which is a fixed rate subordinated debenture relating to its retail offering toindividual consumers and investors of trust preferred securities under the Company’s Capital Trust II.  The Company has no other similar subordinated debentures, as the subordinated debentures remaining are variable rate financial instruments supporting variable rate trust preferred securities issued to institutional investors on a pooled basis.

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liabilitieswith a cost basis of $65.2 million.  This subordinated debt has a fixed rate of 7.85% and a maturity date ofSeptember 30, 2032 with a call provision after September 30, 2007.  The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk.  Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio.  In addition, it provides more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million.

This funding liability is a very long-term, fixed rate liability with a very long duration.  Since itsorigination, changing asset structures have led to shorter maturity and duration assets that in today’senvironment no longer match up well with a very long duration liability.  Fair valuing this liability will provide the restructuring flexibility to better match shorter duration assets with more comparable liabilities.  TheCompany evaluates its funding sources on a periodic basis to maximize its interest rate risk management effectiveness.  The Company considers the fair value option a mechanism to match its assets and liabilities and will consider it for similar liabilities in the future.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.  Non-interestincome includes a gain of $2.8 million for the change in fair value of the subordinated debt for the year ended December 31, 2007.

Simultaneously with the adoption of SFAS No. 159, the Company early adopted SFAS No. 157, “FairValue Measurements” (“SFAS No. 157”), effective January 1, 2007.   SFAS No. 157 clarifies that fair value isan exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that issignificant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S.government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealerquotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuationsare adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to fair value support certain Level 3 investments.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investmentor comparable entities, subsequent rounds of financing, recapitalizations and other transactions across thecapital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost ormarket value.  Market value is measured based on the value of the collateral securing these loans and isclassified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment is based onan appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net bookvalue on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports.  Field examiner reviews are conducted based on the loan exposure and reliance on this type of collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Impaired loans totaled $15.2 million at December 31, 2007, compared to $8.6 million at December 31,2006.  The Company sold $4.1 million in impaired assets in 2007, and added $10.1 million during 2007.

The subordinated debt is measured based on an unadjusted quoted price in an active market on the final dayof each month.  This unadjusted quoted price qualifies for a Level 1 fair value measurement instrument represented in SFAS No. 157.

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of pricetransparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, themarkets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2 as represented in SFAS No. 157.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fairassets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fairvalue measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets
Loans and leases held for sale	$3,823	$-	$-	$3,823
Impaired loans			15,200
Investment securities, available for sale	9,686	933,693	194,047	1,137,426
Investment securities, held to maturity	-	243,218	-	243,218
Interest rate swap agreements	-	(6,660)	-	(6,660)

Liabilities
Subordinated debt	62,676	-	-	62,676
Interest rate swap agreements	$-	$6,660	$-	$6,660

      The following table presents additional information about assets measured at fair value on a recurring basisand for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Investment Securities Available for Sale
Assets
Beginning Balance December 31, 2006	$38,826
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(6,370)
Purchases, issuances, and settlements	161,591
Transfers in and/or out of Level 3	-
Ending balance December 31, 2007	$194,047

Both observable and unobservable inputs may be used to determine the fair value of positions that theCompany has classified within the Level 3 category. As a result, any unrealized gains and losses for assetswithin the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

In addition to financial instruments recorded at fair value in the Company’s financial statements, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No. 107.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required under SFAS 157 and explained above. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2007 and 2006, were as follows (in thousands):

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$111,520	$111,520	$111,203	$111,203
Investment securities available for sale	1,137,426	1,137,426	1,010,897	1,010,897
Investment securities held to maturity	243,595	243,218	250,985	249,575

The fair value of cash and cash equivalents equals historical book value.  The fair value of investment securities for 2007 is described and presented above under SFAS 157 guidelines.  The methodology for arriving at fair values of investment securities for 2006 is not materially different from the methodology utilized in 2007.

For 2007, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans. For 2006, the fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, with the fair value of loans with floating interest rates generally presumed to approximate the recorded carrying amounts (in thousands):

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Net loans (excluding loans held for sale)	$3,816,533	$3,833,633	$3,555,116	$3,666,140

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees.  The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled. Fair value of interest bearing deposits is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  Fair value of short term funding liabilities has been estimated to equal the carrying amount. Fair value of long-term borrowings is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion feature in certain of the instruments.  Fair value of subordinated debt that floats with Libor is estimated to equal the carrying amount, while the lone fixed rate subordinated debt instrument has been valued and recorded at fair value as discussed under the SFAS 159 discussion above (in thousands).

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Deposits with stated maturities	$3,946,163	$ 3,894,863	$1,485,429	$1,486,317
Repurchase agreements, federal funds
purchased and short-term borrowings	497,023	497,023	417,746	417,746
Long-term borrowings	617,183	638,074	460,776	528,663
Subordinated debt	139,997	139,997	142,527	168,707

The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to $0 at December 31, 2007 and 2006.  There were no interest rate swaps as of December 31, 2005.

18.           REGULATORY MATTERS

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The average amount of these balances for the year ended December 31, 2007, was approximately $6.6 million.

Dividends are paid by the Company from its assets, which are mainly provided by dividends paid by National Penn Bank.  However, certain restrictions exist regarding the ability of National Penn Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  Under the restrictions in 2007, National Penn Bank, without prior approval of bank regulators, can declare dividends to the Company totaling $56.20 million plus additional amounts equal to the net earnings of National Penn Bank for the period January 1, 2008, through the date of declaration less dividends previously paid in 2008.

The Company and National Penn Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory- and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, National Penn Bank must meet specific capital guidelines that involve quantitative measures of National Penn Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  National Penn Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2007, that National Penn Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, National Penn Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, NPB must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the institution’s category.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

18.	REGULATORY MATTERS – Continued

A summary of National Penn Bancshares, Inc. and National Penn Bank’s regulatory capital as of December 31, 2007 and 2006 is as follows (dollars in thousands):

					To be well
			For capital		capitalized under
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$482,692	10.81%	$357,272	8.00%	N/A	N/A
National Penn Bank	454,063	10.22%	355,290	8.00%	$444,113	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	426,236	9.54%	178,636	4.00%	N/A	N/A
National Penn Bank	399,166	8.99%	177,645	4.00%	266,468	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	426,236	7.76%	219,628	4.00%	N/A	N/A
National Penn Bank	399,166	7.29%	219,071	4.00%	273,839	5.00%

As of December 31, 2006
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$449,586	11.11%	$323,878	8.00%	N/A	N/A
National Penn Bank	415,347	10.35%	321,039	8.00%	$401,299	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	395,479	9.77%	161,939	4.00%	N/A	N/A
National Penn Bank	365,084	9.10%	160,520	4.00%	240,779	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	395,479	7.79%	202,965	4.00%	N/A	N/A
National Penn Bank	365,084	7.23%	201,903	4.00%	252,378	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only (in thousands):

	December 31,
CONDENSED BALANCE SHEETS	2007	2006
Assets
Cash	$4,224	$21
Investment in Bank subsidiaries, at equity	671,464	645,123
Investment in other subsidiaries, at equity	43,916	49,274
Other assets	140	1,806
	$719,744	$696,224
Liabilities and shareholders’ equity
Subordinated debt and other borrowings	$152,247	$157,578
Other liabilities	3,550	(4,223)
Shareholders’ equity	563,947	542,869
	$719,744	$696,224

	Year ended December 31,
CONDENSED STATEMENTS OF INCOME	2007	2006	2005

Income
Equity in undistributed net earnings of subsidiaries	$27,089	$32,425	$31,817
Dividends from subsidiary	44,250	39,350	32,500
Interest and other income	3,061	246	228
	74,400	72,021	64,545
Expense
Interest on subordinated debentures	11,168	10,950	8,936
Interest on long-term borrowings	1	-	-
Other operating expenses	1,285	1,090	271
	12,454	12,040	9,207

Income before income tax benefit	61,946	59,981	55,338
Income tax benefit	3,287	4,128	3,142
Net income	$65,233	$64,109	$58,480

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$65,233	$64,109	$58.480
Equity in undistributed net earnings of subsidiaries	(27,089)	(32,425)	(31,817)
(Increase) decrease in other assets	5,889	148	270
(Decrease) increase in other liabilities	750	(8,190)	(4,056)
Net cash provided by operating activities	44,783	23,642	22,877

Cash flows from investing activities
Payments for investments and advances to subsidiaries	(36)	(23,063)	2,327
Sale or repayment of investments in subsidiaries	-	1,884	-
Net cash (used in) provided by investing activities	(36)	(21,179)	2,327

Cash flows from financing activities
Proceeds from advances from subsidiaries	252	30,515	-
Repayment of advances from subsidiaries	(2,783)	-	-
Proceeds from issuance of stock	11,935	11,610	10,104
Purchase of treasury stock	(15,682)	(13,539)	(8,397)
Cash dividends	(32,534)	(31,039)	(27,973)
Other	(1,732)	-	-
Net cash (used in) provided by financing activities	(40,544)	(2,453)	(26,266)

Net (decrease) increase in cash and cash equivalents	4,203	10	(1,062)

Cash and cash equivalents at beginning of year	21	11	1,073

Cash and cash equivalents at end of year	$4,224	$21	$11

20.	SEGMENT INFORMATION

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

20.	SEGMENT INFORMATION

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing, National Penn Capital Advisors, Inc., National Penn Insurance Agency, Inc., and the Parent and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community
	Banking	Other	Consolidated
December 31, 2007
Total assets	$5,071,578	$752,843	$5,824,421
Total deposits	3,946,163	-	3,946,163
Net interest income (loss)	162,682	(6,662)	156,020
Total non-interest income	45,330	27,868	73,198
Total non-interest expense	112,355	26,418	138,773
Net income (loss)	69,089	(3,856)	65,233

December 31, 2006
Total assets	$4,722,606	$729,682	$5,452,288
Total deposits	3,825,633	-	3,825,633
Net interest income (loss)	160,119	(6,760)	153,359
Total non-interest income	45,033	21,834	66,867
Total non-interest expense	111,372	21,959	133,331
Net income (loss)	68,714	(4,605)	64,109

December 31, 2005
Total assets	$4,024,163	$579,226	$4,603,389
Total deposits	3,309,046	-	3,309,046
Net interest income (loss)	153,847	(5,198)	148,649
Total non-interest income	40,782	16,234	57,016
Total non-interest expense	107,624	17,440	125,064
Net income (loss)	62,790	(4,310)	58,480

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

21.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.  Net income per share of common stock has been restated to retroactively reflect certain stock dividends. (dollars in thousands, except per share data):

	Three months ended
2007	Dec. 31	Sept. 30	June 30	March 31

Interest income	$86,502	$85,727	$82,851	$80,393
Net interest income	40,511	39,096	38,487	37,926
Provision for loan losses	3,800	1,420	1,537	1,075
Net gains on sale of investment securities	331	600	564	569
Income before income taxes	20,323	21,825	20,686	19,779
Net income	16,709	16,807	16,234	15,483
Earnings per share of common stock – basic	0.34	0.34	0.33	0.31
Earnings per share of common stock - diluted	0.34	0.34	0.32	0.31

	Three months ended
2006	Dec. 31	Sept. 30	June 30	March 31

Interest income	$79,376	$78,108	$75,345	$69,356
Net interest income	37,365	38,465	39,048	38,481
Provision for loan losses	840	561	460	680
Net gains on sale of investment securities	-	49	444	377
Income before income taxes	21,082	21,866	21,662	19,743
Net income	16,371	16,623	16,084	15,030
Earnings per share of common stock – basic	0.33	0.34	0.32	0.31
Earnings per share of common stock - diluted	0.33	0.33	0.32	0.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.  As also discussed in Note 1 to the financial statements, the Company has adopted FASB No. 157,  Fair Value Measurements, and No. 159, the Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Penn Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 29, 2008

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2007, National Penn’s internal control over financial reporting is effective based on these criteria.

National Penn’s independent registered public accounting firm has issued a report on the effectiveness of National Penn’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited National Penn Bancshares, Inc.’s (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Penn Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on National Penn Bancshares, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Penn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 29, 2008

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of December 31, 2007, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s report on internal control over financial reporting as of December 31, 2007, and the related attestation report of the independent registered public accounting firm, Grant Thornton LLP, are included in this Report in Item 8 after the Notes to Consolidated Financial Statements on pages 96 and 98, and are incorporated by reference into this Item 9A.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION.

           None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2008.

Item 11.  EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the sections captioned “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination of Employment or a Change in Control,” and “Director Compensation” of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN TABLE

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	4,178,974	(2)	$16.67	(3)	5,097,858	(4)(5)
Equity compensation plans not approved by security holders	None		N/A		N/A
Total	4,178,974	(2)	$16.67	(3)	5,097,858	(4)(5)

(1)
The table does not include information on stock options issued by National Penn in substitution for stock options of acquired companies. At December 31, 2007, 462,820 common shares are issuable upon exercise of substitute stock options issued in connection with acquisitions. Of this total:  19,203 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of Elverson National Bank; 2,410 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of Community Independent Bank, Inc.; 181,426 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of FirstService Bank; 212,387 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of HomeTowne Heritage Bank; 11,426 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of Peoples First, Inc.; and 35,968 shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of Nittany Financial Corp.  The weighted average exercise price of all substitute stock options issued in acquisitions and outstanding at December 31, 2007 was $7.95 per share.  Additional substitute stock options were issued in January 2008 in connection with the acquisition of Christiana Bank& Trust Company (covering 871,945 shares) and in February 2008 in connection with the merger with KNBT Bancorp, Inc. (covering 2,156,482 shares).  National Penn cannot grant additional stock options under any of these substitute stock option plans.

(2)
Includes 88,919 phantom common stock units credited to various non-employee directors’ accounts under the Directors’ Fee Plan and 17,025 restricted stock units credited to various non-employee directors’ accounts under the Long-Term Incentive Compensation Plan.

(3)	Phantom common stock units and restricted stock units (see Footnote #2) are not taken into account in calculating the weighted-average exercise price.
(4)
Includes 613,475 shares available for future issuance under National Penn’s Employee Stock Purchase Plan.  Subject to limitations on participation by individual employees set forth in the Plan, all shares available for issuance can be issued in the current purchase period (the quarter ending March 31, 2008).

(5)
Includes 691,704 shares available for future issuance under National Penn’s Directors’ Fee Plan.  Under the Directors’ Fee Plan, shares or phantom common stock units may be issued or credited at fair market value in lieu of cash for directors’ fees.

Other information required by this item is incorporated by reference to the sections captioned “Stock Ownership” of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

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

(b)           Exhibits.

2.1
Agreement of Reorganization and Merger, dated June 25, 2007, between National Penn Bancshares, Inc. and Christiana Bank & Trust Company. (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated June 25, 2007, as filed on June 25, 2007.)

2.2
Form of Letter Agreement between Christiana Bank & Trust Company directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated June 25, 2007, as filed on June 25, 2007.)

2.3
Agreement and Plan of Merger, dated September 6, 2007, between National Penn Bancshares, Inc. and KNBT Bancorp, Inc.  (Schedules are omitted pursuant to Regulation S-K, Item 601(d)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated September 6, 2007, as filed on September 7, 2007.)

2.4
Form of Letter Agreement between KNBT Bancorp, Inc. directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report of Form 8-K dated September 6, 2007, as filed on September 7, 2007).

2.5
Form of Letter Agreement between National Penn Bancshares, Inc. directors and certain executive officers and KNBT Bancorp, Inc. (Incorporated by reference to Exhibit 2.3 to National Penn’s Report of Form 8-K dated September 6, 2007, as filed on September 7, 2007).

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

3.3	Bylaws, as amended of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated October 24, 2007, as filed on October 29, 2007).
3.4	Bylaws, as amended of National Penn Bank.
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

4.24
Form of Loan Agreement between National Penn Investment Company, as Lender, and National Penn Bancshares, Inc., as Borrower.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated January 8, 2007, as filed on January 10, 2007.)

4.25
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

10.25
National Penn Bancshares, Inc. Executive Incentive Plan.* (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 23, 2008, as filed on January 29, 2008.)

10.26
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2008.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2008, as filed January 29, 2008.)

10.27
Summary Sheet – Non-Employee Directors - Performance-Restricted Restricted Stock or Restricted Stock Units – Performance Goals – 2008.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 25, 2008, as filed February 29, 2008.)

10.28
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

10.30	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2006, as filed on April 26, 2006.)
10.31	Amendment No. 1 to National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated June 27, 2007, as filed on July 2, 2007.)
10.32
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.33	National Penn Bancshares, Inc. Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2007, as filed on April 25, 2007.)
10.34
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.35
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.36
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.37
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.18 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.38
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Plan.* (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.39
National Penn Bancshares, Inc. FirstService Non–Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.40
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

10.42
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 1999 Option Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Registration Statement No. 333-11375 on Form S-8, as filed on December 19, 2003.)

10.43
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.44
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.45
National Penn Bancshares, Inc. Christiana Bank & Trust Company Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 99.1 to National Penn’s Registration Statement No. 333-148598 on Form S-8, as filed on January 10, 2008.)

10.46	National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.*
10.47
Employment Agreement dated February 4, 2003, among National Penn Bancshares, Inc., National Penn Bank and Wayne R. Weidner.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2003, as filed on February 4, 2003.)

10.48
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Wayne R. Weidner.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.49
Consulting Agreement dated as of August 27, 2007, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 22, 2007, as filed on August 28, 2007.)

10.50
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.51
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 25, 2005.)

10.52
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Glenn E Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.53
Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.54
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Quarterly Report on Form 10-Q  for the quarter ended September 30, 1998.)

10.55
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

10.57
Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.*  (Incorporated by reference to Exhibit 10.45 to National Penn’s Annual Report on Form 10-K for 2004).

10.58
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Spayd.*  (Incorporated by reference to Exhibit 10.7  to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006).

10.59
Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.60
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q  for the quarter ended September 30, 1998.)

10.61
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006).

10.62
Executive Agreement dated as of July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.*  (Incorporated by reference to Exhibit 10.29 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.63
Amendatory Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.*  (Incorporated by reference to Exhibit 10.30 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.64
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.*  (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.65
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Sharon L. Weaver.*  (Incorporated by reference to Exhibit 10.8 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006).

10.66
Executive Agreement dated as of August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Bruce G. Kilroy.*  (Incorporated by reference to Exhibit 10.35 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.67
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

10.70
Amendatory Agreement dated January 27, 2002, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.71
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.9 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006).

10.72
Executive Agreement dated July 2, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.55 to National Penn’s Annual Report on Form 10-K for 2004.)

10.73
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006).

10.74
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

10.76
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Michelle H. Debkowski.*  (Incorporated by reference to Exhibit 10.72 to National Penn’s Annual Report on Form 10-K for 2006.)

10.77
Employment Agreement dated October 18, 2004, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.* (Incorporated by reference to Exhibit 10.62 to National Penn’s Annual Report on Form 10-K for 2005.)

10.78
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.* (Incorporated by reference to Exhibit 10.74 to National Penn’s Annual Report on Form 10-K for 2006.)

10.79	Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*
10.80
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.* (Incorporated by reference to Exhibit 10.75 to National Penn’s Annual Report on Form 10-K for 2006).

10.81
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.* (Incorporated by reference to Exhibit 10.76 to National Penn’s Annual Report on Form 10-K for 2006).

10.82
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Jorge Leon.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

10.83	Amended and Restated Employment Agreement, dated as of February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.*
10.84	Amended and Restated Employment Agreement, dated as of February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.*
10.85	Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Carl F. Kovacs.*
10.86
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

10.87
Summary Sheet – Non-Employee Directors – Cash Directors’ Fees – 2008.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 25, 2008, as filed on February 29, 2008.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Furnished, not filed.)

32.2
Certification of  Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Furnished, not filed.)

______________ * Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

February 29, 2008	By	/s/ Glenn E. Moyer
Glenn E. Moyer
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director	February 29, 2008
Thomas A. Beaver

/s/ J. Ralph Borneman Jr.	Director	February 29, 2008
J. Ralph Borneman Jr.

/s/ Robert L. Byers	Director	February 29, 2008
Robert L. Byers

/s/ Jeffrey P. Feather	Director	February 29, 2008
Jeffrey P. Feather

/s/ Donna D. Holton	Director	February 29, 2008
Donna D. Holton

/s/ Thomas L. Kennedy	Director	February 29, 2008
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	February 29, 2008
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	February 29, 2008
Christian F. Martin IV

/s/ Molly K. Morrison	Director	February 29, 2008
Molly K. Morrison

/s/ Glenn E. Moyer	Director, President and	February 29, 2008
Glenn E. Moyer	Chief Executive Officer
(Principal Executive Officer)

/s/ Natalye Paquin	Director	February 29, 2008
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	February 29, 2008
R. Chadwick Paul Jr.

/s/ R.obert E. Rigg	Director	February 29, 2008
Robert E. Rigg

/s/ C. Robert Roth	Director	February 29, 2008
C. Robert Roth

/s/ Wayne R. Weidner	Director and Chairman	February 29, 2008
Wayne R. Weidner

/s/ Michael R. Reinhard	Group Executive	February 29, 2008
Michael R. Reinhard	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gary L. Rhoads	Executive Vice President and	February 29, 2008
Gary L. Rhoads	Chief Accounting Officer (Principal Accounting Officer)