Form 10-K/A
period 2007-12-31
NATIONAL PENN BANCSHARES INC
filed 2008-03-04
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A – Amendment #1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2007
or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “Form 10-K”).  We are filing this Form 10-K/A to correct computational errors made in “Item 6 — Selected Financial Data.”  Specifically, the book value per share, average shares outstanding-basic, and average shares outstanding-diluted for each of 2006, 2005, 2004, and 2003 are corrected to reflect the 3% stock dividend in 2007 as previously described in Note (3).  In addition, the return on average shareholders' equity for each of 2004 and 2003 are corrected, based on average equity, rather than actual equity at the end of the period.  Return on average assets for each of 2004 and 2003 are corrected to reflect the application of the modified retrospective method upon the adoption of FAS 123(R).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.  No other information contained in the original filing is amended hereby.  Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.

Item 6.  SELECTED FINANCIAL DATA

             Five Year Statistical Summary (dollars in thousands, except share and per share data)

Year Ended	2007	2006	2005	2004	2003
BALANCE SHEET (1)
Total assets (5)	$5,824,421	$5,452,288	$4,603,389	$4,481,094	$3,514,457
Total deposits	3,946,163	3,825,633	3,309,046	3,143,193	2,435,296
Loans and leases, net (2)	3,820,356	3,573,631	2,993,744	2,816,849	2,221,434
Total investment securities	1,381,021	1,261,882	1,091,714	1,189,803	934,375
Total shareholders’ equity (5)	563,947	542,869	447,668	430,426	319,696
Book value per share (3), (5)	11.49	10.99	9.73	9.41	7.94
Percent shareholders’ equity to assets(5)	9.68%	9.96%	9.72%	9.61%	9.10%

Trust and other assets under management	$2,942,324	$2,620,076	$1,651,322	$1,284,264	$1,038,756

EARNINGS (1),(4)
Total interest income	$335,473	$302,185	$242,586	$198,775	$165,648
Total interest expense	179,453	148,826	93,937	60,493	51,099
Net interest income	156,020	153,359	148,649	138,282	114,549
Provision for loan and lease losses	7,832	2,541	3,200	4,800	9,371
Net interest income after provision for loan and lease losses	148,188	150,818	145,449	133,482	105,178
Other income	73,198	66,867	57,016	46,774	41,285
Other expenses (5)	138,773	133,331	125,064	119,229	104,344
Income before income taxes (5)	82,613	84,354	77,401	61,027	42,119
Income taxes (5)	17,380	20,245	18,921	14,243	8,238
Net income for continuing operations (5)	65,233	64,109	58,480	46,784	33,881
Net income from discontinued operations	-	-	-	-	8,621
Net income (5)	$65,233	$64,109	$58,480	$46,784	$42,502

Cash dividends paid	$32,534	$31,039	$27,973	$25,199	$21,324
Dividend payout ratio (5)	49.87%	48.42%	47.83%	53.86%	49.96%
Return on average assets (5)	1.16%	1.24%	1.29%	1.18%	1.31%
Return on average shareholders’ equity (5)	12.0%	12.6%	13.4%	12.9%	15.9%

PER SHARE DATA (3)
Per Share of Common Stock-basic (5)
Income from continuing operations	$1.32	$1.31	$1.27	$1.08	$0.85
Discontinued operations	-	-	-	-	0.23
Net Income	$1.32	$1.31	$1.27	$1.08	$1.08
Per Share of Common Stock-diluted (5)
Income from continuing operations	$1.31	$1.29	$1.25	$1.06	$0.83
Discontinued operations	-	-	-	-	0.22
Net Income	$1.31	$1.29	$1.25	$1.06	$1.05
Dividends paid in cash	$0.660	$0.631	$0.608	$0.585	$0.540
Dividends paid in stock	3%	3%	5-for-4 split	5-for-4 split	5%

SHAREHOLDERS AND STAFF
Average shares outstanding-basic (3)	49,344,066	48,915,813	45,967,537	43,281,824	39,473,664
Average shares outstanding-diluted (3)	49,908,327	49,740,155	46,731,039	44,227,935	40,465,086
Shareholders of record	4,910	4,946	4,374	4,316	3,684
Staff – Full-time equivalents	1,171	1,197	1,141	1,098	940

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 4, 2008	By	/s/ H. Anderson Ellsworth
H. Anderson Ellsworth
Executive Vice President