Form 10-Q
period 2008-03-31
NATIONAL PENN BANCSHARES INC
filed 2008-05-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Large accelerated filer X	Accelerated filer ____	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 6, 2008
Common Stock (no stated par value)	(No.) Shares: 79,481,214

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
(dollars in thousands)	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$172,135	$104,292
Interest-bearing deposits with banks	29,520	7,228
Federal funds sold	4,000	-
Total cash and cash equivalents	205,655	111,520

Investment securities held to maturity
(Fair value approximates $269,381 and $247,444 for 2008 and 2007, respectively)	271,381	243,595
Investment securities available for sale, at fair value	1,669,200	1,137,426
Loans and leases held for sale	5,711	3,823
Loans and leases, less allowance for loan and lease losses of $81,631 and $54,897
for 2008 and 2007, respectively	5,925,522	3,816,533
Premises and equipment, net	109,746	61,214
Premises held for sale	3,894	-
Accrued interest receivable	35,752	26,430
Bank owned life insurance	189,050	102,407
Goodwill	545,484	261,552
Other intangible assets, net	42,139	16,160
Unconsolidated investments under the equity method	12,609	11,490
Other assets	91,971	32,271
TOTAL ASSETS	$9,108,114	$5,824,421

LIABILITIES
Deposits
Non-interest bearing deposits	$768,154	$522,716
Interest-bearing deposits	5,335,413	3,423,447
Total deposits	6,103,567	3,946,163

Securities sold under repurchase agreements and federal funds purchased	642,733	484,223
Short-term borrowings	35,848	12,800
Long-term borrowings	1,020,393	617,183
Subordinated debentures (Fair value approximates $63,688 and $62,676 for 2008 and 2007)	141,009	139,997
Accrued interest payable and other liabilities	118,527	60,108
TOTAL LIABILITIES	8,062,077	5,260,474

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares, issued and outstanding 2008 - 79,410,734; 2007 - 49,068,819; net of shares in
Treasury: 2008 - 5,064; 2007 - 544,061	975,744	491,011
Retained earnings	95,859	85,242
Accumulated other comprehensive (loss)	(25,485)	(4,281)
Treasury stock	(81)	(8,025)
TOTAL SHAREHOLDERS' EQUITY	1,046,037	563,947

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,108,114	$5,824,421

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED  STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2008	2007

INTEREST INCOME
Loans and leases, including fees	$88,767	$65,376
Investment securities
Taxable	14,494	9,444
Tax-exempt	7,009	5,522
Federal funds sold and deposits in banks	133	51
Total interest income	110,403	80,393
INTEREST EXPENSE
Deposits	36,669	29,687
Securities sold under repurchase agreements and federal
funds purchased	5,245	5,103
Short-term borrowings	29	38
Long-term borrowings	12,046	7,639
Total interest expense	53,989	42,467
Net interest income	56,414	37,926
Provision for loan and lease losses	3,410	1,075
Net interest income after provision for loan and lease losses	53,004	36,851
NONINTEREST INCOME
Wealth management income	7,608	4,063
Service charges on deposit accounts	5,261	4,098
Bank owned life insurance income	1,580	1,473
Other operating income	1,825	2,062
Net gains on sale of investment securities	-	569
Mortgage banking income	591	876
Insurance commissions and fees	3,806	2,200
Cash management and electronic banking fees	2,928	1,942
Equity in undistributed net earnings (loss) of unconsolidated	612	(589)
investments
Total non-interest income	24,211	16,694
NONINTEREST EXPENSE
Salaries, wages and employee benefits	29,230	20,499
Net premises and equipment	8,007	5,068
Advertising and marketing expenses	1,433	1,115
Other operating expenses	10,244	7,084
Total non-interest expense	48,914	33,766

Income before income taxes	28,301	19,779
Income tax expense	6,708	4,296
NET INCOME	$21,593	$15,483

PER SHARE OF COMMON STOCK
Basic earnings	$0.33	$0.31
Diluted earnings	$0.33	$0.31
Dividends paid in cash	$0.1700	$0.1626

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Income	Stock	Total	Income

Balance at December 31, 2007, as previously reported	49,068,819	$491,011	$85,242	$(4,281)	$(8,025)	$563,947
Cumulative effect of adoption of EITF 06-4	-	-	(2,151)	-	-	(2,151)
Balance at December 31, 2007, as revised	49,068,819	491,011	83,091	(4,281)	(8,025)	561,796
Net income	-	-	21,593	-	-	21,593	$21,593
Cash dividends declared	-	-	(8,825)	-	-	(8,825)
3% stock dividend	-	-	-	-	-	-
Shares issued under share-based plans, net of excess tax benefits	426,511	1,276	-	-	2,685	3,962
Share-based compensation	-	505	-	-	-	505
Shares issued for the acquisition of Christiana	2,732,813	43,839	-	-	-	43,839
Shares issued for the acquisition of KNBT	27,205,548	439,112	-	-	5,623	444,735
Other comprehensive (loss), net of reclassificaiton adjustment and taxes	-	-	-	(21,204)	-	(21,204)	(21,204)
Total comprehensive income	-	-	-	-	-	-	$389
Treasury shares purchased	(22,957)	-	-	-	(364)	(364)
Balance at March 31, 2008	79,410,734	$975,744	$95,859	$(25,485)	$(81)	$$ 1,046,037

	March 31, 2008
	Before	Tax (expense)	Net of
	Tax Amount	Benefit	Tax Amount

Unrealized (losses) on securities
Unrealized holding (loses) arising during period	$(32,622)	$11,418	$(21,204)
Less: Reclassification adjustment for gains realized in net income	-	-	-
Other comprehensive (loss), net	$(32,622)	$11,418	$(21,204)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Income	Stock	Total	Income

Balance at December 31, 2006, as previously reported	49,379,056	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159	-	-	(1,732)	-	-	(1,732)
Balance at December 31, 2006, as revised	49,379,056	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	15,483	-	-	15,483	$15,483
Cash dividends declared	-	-	(8,048)	-	-	(8,048)
Shares issued under share-based plans	195,879	(1,365)	-	-	3,753	2,388
Share-based compensation	-	632	-	-	-	632
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	(1,148)	-	(1,148)	(1,148)
Total comprehensive income	-	-	-	-	-	-	$14,335
Treasury shares purchased	(31,869)	-	-	-	(596)	(596)
Balance at March 31, 2007	49,543,066	$466,555	$83,368	$713	$(788)	$549,848

	March 31, 2007
	Before Tax Amount	Tax (expense) Benefit	Net of Tax Amount
Unrealized (losses) on securities
Unrealized holding (loses) arising during period	$(1,197)	$419	$(778)
Less: Reclassification adjustment for gains realized in net income	569	(199)	370
Other comprehensive (loss), net	$(1,766)	$618	$(1,148)

____________________________________________________
The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,593	$15,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,410	1,075
Share-based compensation expense	505	632
Depreciation and amortization	4,621	2,541
Deferred income tax expense	(498)	(22)
Amortization of premiums and discounts on investment securities, net	667	964
Undistributed (earnings) losses of equity-method investments, net	(612)	589
Gains on sales of investment securities, net	-	(569)
Loans originated for resale	(37,337)	(52,698)
Proceeds from sales of loans	37,817	53,782
Gains on sales of loans, net	(480)	(1,084)
Gains on sales of other real estate owned, net	-	(99)
Decrease (increase) in fair value of subordinated debt	1,012	(151)
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,491	545
Decrease in accrued interest payable	(158)	(248)
Increase in other assets	(33,406)	(1,516)
Increase (decrease) in other liabilities	17,058	(2,371)
Net cash provided by operating activities	15,683	16,853

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	36,426	-
Proceeds from maturities of investment securities held to maturity	3,169	2,418
Proceeds from sales of investment securities available for sale	10,050	1,467
Proceeds from maturities of investment securities available for sale	110,717	27,422
Purchase of investment securities available for sale	(43,176)	(69,258)
Net increase in loans and leases	(159,980)	(47,218)
Purchases of premises and equipment	(5,510)	(1,041)
Proceeds from the sale of other real estate owned	-	1,327
Net cash used in investing activities	(48,304)	(84,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in interest and non-interest-bearing demand deposits and savings accounts	92,842	(40,598)
Net increase (decrease) in certificates of deposits	6,486	(54,353)
Net increase in securities sold under agreements to repurchase
and federal funds purchased	48,165	179,342
Net increase (decrease) in short-term borrowings	20,398	(6,862)
Proceeds from new long-term borrowings	100,000	100,000
Repayments of long-term borrowings	(134,754)	(112,770)
Shares issued under share-based plans	2,663	2,161
Excess tax benefits on share-based plans	146	227
Purchase of treasury stock	(364)	(596)
Cash dividends	(8,825)	(8,048)
Net cash provided by financing activities	126,757	58,503
Net increase (decrease) in cash and cash equivalents	94,135	(9,527)
Cash and cash equivalents at beginning of year	111,520	111,203
Cash and cash equivalents at March 31,	$205,655	$101,676

The accompanying notes are an integral part of these statements.

UNAUDITED NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated  financial statements of National Penn Bancshares,Inc. ("National Penn" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  All significant intercompany balances and transactions have been eliminated.

The financial statements presented include the results of Christiana Bank & Trust Company ("Christiana") since its acquisition on January 4, 2008 and KNBT Bancorp, Inc. ("KNBT") since its acquisition on February 1, 2008.  Share and per share results for the three-months ended March 31, 2007 have been restated for a 3% stock dividend paid September 28, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS AND DISPOSITIONS

Acquisition of Christiana

On January 4, 2008, the Company completed its acquisition of Christiana.  Under the terms of the merger agreement, each outstanding share of Christiana common stock (a total of 1,524,327 shares) was exchanged for 2.241 shares of National Penn common stock, $37.69 in cash, or a combination of both, resulting in the issuance of 2,732,813 shares of National Penn common stock and payment of approximately $11.49 million in cash.  The aggregate purchase price was approximately $55.9 million, including 317,395 outstanding stock options to purchase shares of Christiana common stock that were converted into options to purchase 871,945 shares of National Penn common stock, with an exercise price ranging from $3.41 to $6.60 per share.  Christiana is included in the Company’s financial results from the date of acquisition, January 4, 2008.
    The acquisition price resulted in recording $36.1 million of goodwill, which is the excess of the cost of the entity over the fair value of its net assets at the time of the acquisition.  This goodwill is not expected to be deductible for tax purposes.  Other intangible assets amounting to $2.3 million were also identified in the transaction, with an amortization period of ten years.  The company acquired assets, loans and deposits of $144.8 million, $122.3 million and $117.3 million, respectively.

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

Acquisition of KNBT

On February 1, 2008, the Company completed its acquisition of KNBT.  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,413,153 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,205,548 shares of National Penn common stock.  The total purchase price was valued at approximately $451.7 million, including 2,087,612 outstanding stock options to purchase shares of KNBT common stock which were converted into options to purchase 2,150,240 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT is included in the Company’s financial results from the date of acquisition, February 1, 2008.  The acquisition price resulted in the recording of $247.9 million of goodwill and $25.3 million in other identifiable intangible assets, with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.

    The Company acquired $3.0 billion in assets, and loans and deposits of $1.8 billion and $1.9 billion, respectively, as detailed in the following table:

(dollars in thousands)	Balance Sheet Acquired January 31, 2008

Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans	1,831,367
Premises and equipment	45,851
Goodwill	247,858
Indentifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	99,532
Total Assets:	$2,979,236

Liabilities
Deposits	$1,940,800
Borrowings	548,805
Other Liabilities	37,915
Total Liabilities	$2,527,520

Net assets acquired	$451,716

The primary reasons for acquiring KNBT were for the Company to be able to expand its customer base into new territory, enhance its already existing Lehigh Valley presence, further grow its wealth management operations, enhance its earnings capacity, and provide significant cost savings through consolidation of operations.

The following table details pro forma financial results for KNBT and National Penn for the three months ended March 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

(dollars in thousands)	Pro-forma 3/31/08	Pro-forma 3/31/07*

Total revenue	$87,101	$84,629
Non-interest expense	55,733	53,907
Pre tax net income	31,368	30,722
Income tax	7,753	7,859
Net income	23,615	22,863

Basic EPS	$0.32	$0.30
Diluted EPS	$0.32	$0.29

                          *Pro-forma results do not include Christiana.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired loans was $22.7 million on March 31, 2008.  The total balance of impaired loans with a specific valuation allowance at March 31, 2008 was $7.0 million.  Impaired loans acquired from KNBT were recorded net of specific reserves of $227,000 in accordance with SOP03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer).   The specific valuation allowance allocated to these impaired loans was $1.8 million.  The total balance of impaired loans without a specific valuation allowance was $15.7 million.

   The balance of impaired loans was $15.2 million at December 31, 2007.  The total balance of impaired loans with a valuation allowance at December 31, 2007 was $613,000; the specific valuation allowance allocated to these impaired loans was $613,000.  The total balance of impaired loans without a specific valuation allowance at December 31, 2007 was $14.6 million.

The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

4.  SHAREHOLDERS’ EQUITY

On April 23, 2008, the Company's Board of Directors declared a cash dividend of $0.17 per share to be paid on May 17, 2008, to shareholders of record on April 30, 2008.

     On January 15, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share paid on February 15, 2008, to shareholders of record on January 30, 2008.

The Company’s Board of Directors has authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  As of December 31, 2007, the Company repurchased a total of 1,471,416 shares under this repurchase authorization.  For the three-months ended March 31, 2008, an additional 22,957 shares were repurchased at an average price of $15.87 per share.

5.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:
	Three-Months Ended March 31, 2008
(dollars in thousands, except per share data)	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$21,593	65,191	$0.33
Effect of dilutive securities:
Options	-	709	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$21,593	65,900	$0.33

   Restricted shares of 34,081 with an average grant price of $17.79 and options to purchase shares of common stock totaling 1,435,101 with grant prices of $17.67 to $21.49 per share were outstanding for the three months ended March 31, 2008.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares were not met at March 31, 2008.  The options were not included in the computation of diluted earnings per share because for the three months ended March 31, 2008 the option exercise price was greater than the average market price.

	Three-Months Ended March 31, 2007
(dollars in thousands, except per share data)	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share
Net income available to common stockholders	$15,483	49,488	$0.31
Effect of dilutive securities:
Options	-	747	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$15,483	50,235	$0.31

Restricted shares of 18,406 with a grant price of $19.49 and options to purchase shares of common stock totaling 1,824,283 with grant prices of $19.45 to $21.50 per share were outstanding for the three months ended March 31, 2007. The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met at March 31, 2007.  The options were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 because the option exercise price was greater than the average market price.

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

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank ("NPB") and Christiana.  For example, commercial lending is dependent upon the ability of NPB and Christiana to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  The goodwill from the KNBT and Christiana acquisitions allocated to this reportable segment is $277.8 million.

The Company has also identified several other operating segments.  These non-reportable segments include wealth management, insurance, leasing, and the Parent and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The goodwill from the KNBT and Christiana acquisitions allocated to these non-reportable segments is $6.2 million.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	As of and for the Three Months Ended March 31, 2008
	Community Banking	Other	Consolidated
Total assets	$7,835,602	$1,272,512	$9,108,114
Total deposits	6,103,567	-	6,103,567
Net interest income (loss)	57,730	(1,316)	56,414
Total non-interest income	13,409	10,802	24,211
Total non-interest expense	39,310	9,604	48,914
Net income (loss)	21,750	(157)	21,593

	As of and for the Three Months Ended March 31, 2007
	Community
	Banking	Other	Consolidated
Total assets	$4,782,108	$737,944	$5,520,052
Total deposits	3,730,682	-	3,730,682
Net interest income (loss)	39,643	(1,717)	37,926
Total non-interest income	10,018	6,676	16,694
Total non-interest expense	27,755	6,011	33,766
Net income (loss)	16,195	(712)	15,483

7.    SHARE-BASED COMPENSATION

At March 31, 2008, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of March 31, 2008, 3.8 million of these shares remain available for issuance. The Company has 210,314 awards expiringduring the next twelve months ended March 31, 2009, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated  Statements of Income in this Report.  Share-based compensation expense of $505,000 and $632,000 and a related income tax benefit of  $177,000 and $221,000 were recognized for the three months ended March 31, 2008 and 2007, respectively.  Total cash received during the three months ended March 31, 2008 for activity under the Plans was $2.7 million.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the three months ended March 31, 2008 and 2007 was $2.5 million and $1.6 million, respectively. The tax benefit recognized for option exercises duringthe three months ended March 31, 2008 totaled $795,000.

As of March 31, 2008, there was $2.8 million of total unrecognized compensation cost related to un-vestedstock options; that cost is expected to be recognized over a weighted-average period of less than five years. There was approximately $118,000 of total unrecognized compensation cost related to un-vested restricted stock unit awards as of March 31, 2008; that cost is expected to be recognized over a period of less than one year.

8.  RETIREMENT PLANS

Pension Plans

  The Company has a non-contributory defined benefit pension plan covering, as of March 31, 2008, substantially all employees of the Company and its subsidiaries as of January 31, 2008.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the three months ended March 31, 2008 and 2007 included the following components:

(dollars in thousands)	March 31,
	2008	2007
Service cost	$418,335	$400,920
Interest cost	455,758	387,204
Expected return on plan assets	(688,413)	(577,830)
Amortization of prior service cost	(128,959)	(128,959)
Amortization of unrecognized net actual loss	55,733	111,487
Net periodic benefit expense	$112,454	$192,822

The expected contribution to the pension plan for plan year 2008 is not yet determined.  No contributions to the plan were required in the three months ended March 31, 2008.

Employees from the KNBT merger participate in  multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition.   The expected contribution to these plans for plan year 2008 is not yet determined.  No contributions to the plans were required in the three months ended March 31, 2008.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Derivative Instruments and Hedging Activities

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

Split-Dollar Life Insurance Arrangements

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No 12, “Omnibus Opinion – 1967.”  Furthermore, the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of EITF 06-4 were applied through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, 2008.  As a result of the adoption of EITF 06-4, the Company recognized a liability for future benefits amounting to $2.2 million with an offsetting adjustment to retained earnings.  Future accrual of benefits, over the service period, will affect earnings in the period recognized.

10. LITIGATION

In the normal course of business, the Company has been named as a defendant in various lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $335.0 million at March 31, 2008.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at March 31, 2008 and December 31, 2007 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At March 31, 2008, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	As of March 31, 2008					As of December 31, 2007
			Weighted-Average
(dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$167,505	$(10,939)	5.4	4.07%	6.00%	$130,342	$(6,660)
Pay variable/ receive fixed	167,505	10,939	5.4	6.00%	4.07%	130,342	6,660
Total swaps	$335,010	$-	5.4	5.03%	5.03%	$260,684	$-

12.   FAIR VALUE MEASUREMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

      The transition adjustment to beginning retained earnings in 2007 was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.  Other operating income includes a loss of $1.0 million for the change in fair value of the subordinated debt for the quarter ended March 31, 2008.

      Simultaneously with the adoption of SFAS No. 159, the Company early adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2007.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

      Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to support fair value of certain Level 3 investments.  Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

      The majority of the Company’s investments fair valued under Level 3 criteria consist of bank trust preferred pools of securities. Due to the significant lack of liquidity and trading in these markets, there is very little market pricing data available for valuing these securities. This category also includes the Company’s stock ownership in both the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank, part of the membership requirements of these organizations. There is no trading market for these securities which are subject to redemption by the issuers at par, representing both the carrying value and the fair value on the Company’s books.

      During the normal course of business, the Company issues commitments to extend credit and letters of credit.  The fair values of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations. The fees associated with these financial instruments, or the estimated cost to terminate, as applicable, are immaterial.  The Company carries interest rate lock commitments on residential mortgage loans at fair value, which amounted to $13 thousand at March 31, 2008.

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

      Impaired loans totaled $22.7 million at March 31, 2008, compared to $15.2 million at December 31, 2007.

      The subordinated debt is measured based on an unadjusted quoted price in an active market on the final day of each month.  This unadjusted quoted price qualifies for a Level 1 fair value measurement represented in SFAS No. 157.

      Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2 as represented in SFAS No. 157.

  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of March 31, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Loans and leases held for sale	$5,711	$-	$-	$5,711
Impaired loans	-	-	22,712	22,712
Investment securities, available for sale	10,788	1,437,329	221,083	1,669,200
Investment securities, held to maturity	-	269,381	-	269,381
Interest rate swap agreements	-	(10,939)	-	(10,939)

Liabilities
Subordinated debt	$63,688	$-	$-	$63,688
Interest rate swap agreements	-	10,939	-	10,939

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities Available for Sale
Assets
Beginning Balance December 31, 2007	$194,047
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(20,924)
Purchases, issuances, and settlements	3,147
Transfers into Level 3 from KNBT and Christiana	44,813
Ending balance March 31, 2008	$221,083

      Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., expected cash flows as adjusted for risk developed using the reporting entity's own data) inputs.

      The Company has reviewed its investment securities at March 31, 2008 and has determined that unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

•
Trust Preferred Pools/Collateralized Debt Obligations– The Company’s unrealized loss in this category is related to general market conditions and the resultant higher cost of credit risk.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The contractual terms of these investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. Credit risk does exist and an individual issuer in a pool could default which would effect the ultimate collectibility of contractual amounts. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

•
Equities– The Company’s portfolio of common stock investments consists of local southeastern Pennsylvania-based banks and banking companies commonly referred to as “community banks”, which were purchased as long-term investments.  The unrealized loss in this category is due to general market conditions for financial stocks, which is a sector that is currently out of favor in the capital markets.  The severity of the impairment in relation to the carrying amounts of the individual investments is consistent with market developments.  Because the Company has the ability and intent to hold these long-term investments until a recovery of fair value, it does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

•
All Other Investments– The unrealized losses in all other Company investments is primarily caused by the movement of interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2008.

    The Company has the ability and the intent to hold such securities through to recovery on the unrealized losses.  The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  As a result of this evaluation, management does not believe it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the individual securities.  Therefore, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2008. Unrealized losses as of December 31, 2007 and 2006 were considered temporary and at that time, the Company had the ability and intent to hold these investments until recovery of fair value, which may be maturity.

13.  STATEMENTS OF CASH FLOWS

            The Company considers cash and due from banks, interest-bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2008	2007
Interest	$68,544	$50,474
Taxes	17,622	21,764

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Three Months Ended March 31,
	2008	2007
Transfers of loans to other real estate	$191	$65
Transfers of loans to investments in securitizations	-	-
Non-cash share based compensation plan transactions	1,152	1,255

    Supplemental cash flow disclosures - reconciliation of cash received in acquisitions:

(dollars in thousands)	Three Months Ended March 31,
	2008	2007
Details of acquisitions:
Fair value of assets acquired	$3,160,123	-
Fair value of liabilities assumed	(2,664,059)	-
Stock issued for acquisition	(484,574)	-
Cash paid for acquisitions	11,490	-
Cash and cash equivalents acquired with acquisitions	47,916	-
Cash equivalents received in excess of cash paid for businesses acquired	$(36,426)	-

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results.  Current performance does not guarantee and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements are unaudited, and as such, are subject to year-end examination.  The financial results discussed here include financial results of Christiana Bank & Trust (“Christiana”) for three months ended March 31, 2008 and KNBT Bancorp, Inc. (“KNBT”) for February and March 2008.  The financial results for the first three months ending March 31, 2007 did not include financial results from Christiana or KNBT.

 The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets.  Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

FINANCIAL HIGHLIGHTS

Highlights for the quarters ended March 31, 2008 and 2007, were as follows:

The Company recorded a 39.5% increase in first quarter 2008 net income compared to first quarter 2007. This is primarily due to the inclusion of financial results of Christiana for three months ended March 31, 2008 and KNBT for February and March 2008.  The financial results for the first three months ending March 31, 2007 did not include financial results from Christiana or KNBT. Diluted earnings per share for the three-month period ended March 31, 2008 of $0.33 increased 6.5% compared to $0.31 for first quarter 2007.  The change in the percentage increase in net income when compared to the results for earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition/merger of Christiana and KNBT, which were completed on January 4, and February 1, 2008, respectively.

For the three month period ended March 31, 2008, the annualized return on average shareholders’ equity and annualized return on average assets were 10.54% and 1.10% compared to 11.61% and 1.15% for the comparable period in 2007.  The return on average tangible equity was 21.84% as of March 31, 2008 and 24.39% as of  March 31, 2007.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity:

(dollars in thousands, percentages annualized)	March 31
	2008	2007
Return on average shareholders' equity	10.54%	11.61%
Effect of goodwill and intangibles	11.30%	12.78%
Return on average tangible equity	21.84%	24.39%

Average tangible equity excludes acquisition related average goodwill and intangibles:
Average shareholders' equity	$823,757	$540,823
Average goodwill and intangibles	(426,039)	(283,350)
Average tangible equity	$397,718	$257,473

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	allowance for loan and lease losses;

•	goodwill impairment;

•	deferred tax assets, liabilities, and uncertain tax positions;

•	share-based compensation; and
•	fair value measurements, including assessment of other than temporary impairment.

There have been no material changes in the Company’s critical accounting policies, judgments and estimates including in assumptions or estimation techniques utilized as compared to the Company's most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2008 was $21.6 million, a 39.5% increase over the first quarter 2007.  The Company’s performance has been, and will continue to be, in part influenced by local economic conditions, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the first quarter of 2008 was $56.4 million, an increase of $18.5 million or 48.7%, compared to the $37.9 million for the first quarter of 2007. Interest income for the first quarter of 2008 increased $30.0 million due to a higher level of interest earning assets offset by lower interest rates as compared to the first quarter of 2007.  For the first three months of 2008, $88.8 million or 66.0% of the Company’s gross revenue (total interest income plus total other income or $134.6 million through March 31, 2008) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.  Interest expense for first quarter 2008 increased $11.5 million, primarily as a result of the balance sheet growth from the two mergers which closed during the quarter, offset by lower rates on deposits and borrowings.

        The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Spread*

	Three Months Ended March 31,
	2008			2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST EARNING ASSETS:
Interest-bearing deposits in banks and federal funds sold	$24,148	$133	2.22%	$4,332	$51	4.77%
Investment securities	1,802,951	25,245	5.63%	1,271,449	17,953	5.73%
Total loans and leases	5,296,371	89,611	6.80%	3,639,246	66,027	7.36%
Total earning assets	$7,123,470	$114,989	6.49%	$4,915,027	$84,031	6.93%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$4,674,323	$36,669	$3.16%	$3,257,141	$29,687	3.70%
Short-term borrowings	643,958	5,274	3.29%	503,795	5,141	4.14%
Long-term borrowings	1,049,870	12,046	4.61%	598,757	7,639	5.17%
Total interest-bearing liabilities	$6,368,151	$53,989	3.41%	$4,359,693	$42,467	3.95%

INTEREST RATE MARGIN**		$61,000	3.44%		$41,564	3.43%
Tax equivalent interest		(4,586)	(0.27%)		(3,638)	(0.30)%
Net interest income		$56,414	3.17%		$37,926	3.13%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include non-accruing loans.
Fee income included.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, variance not solely due to rate or volume is allocated to the volume variance.  Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.  The information is presented on a taxable equivalent basis, using an effective rate of 35%:

	Three Months Ended
(dollars in thousands)	March 31, 2008 over 2007
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest-bearing deposits in banks and fed funds sold	$122	$(40)	$82
Investment securities	7,443	(151)	7,292
Total loans and leases	28,299	(4,715)	23,584
Total interest income	$35,864	$(4,906)	$30,958
Interest Expense:
Interest-bearing deposits	$11,554	$(4,571)	$6,983
Short-term borrowings	1,265	(1,132)	133
Long-term borrowings	5,244	(837)	4,407
Total interest expense	$18,063	$(6,540)	$11,523

Increase (decrease) in net interest income	$17,801	$1,634	$19,435

    Net interest income, on a taxable equivalent basis, increased $19.4 million in the first three months of 2008, as compared to the same period in 2007.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate also had a positive impact in that decreases in interest income from lower rates on assets were more than offset by lower rates on interest-bearing liabilities.  The growth in interest-earning assets and interest-bearing liabilities resulted from both organic growth and the acquisitions occurring in the first quarter of 2008.

Net interest margin, defined as net interest income divided by total interest earning assets, was 3.44% during first quarter 2008 compared to 3.43% during the first quarter of 2007.  The margin was impacted by continued competitive pressures along with the impact of falling rates and the acquisitions described above.  The cost of attracting and holding deposited funds along with competition for credit quality loans creates pressure to compress the net interest margin.  Additionally, in the first quarter of 2008, the acquisition of KNBT Bancorp resulted in fair value adjustments to loans and deposits which, when accreted during the first quarter, resulted in increases to net interest income amounting to $2.8 million, and reflected a market rate of return on those acquired assets and liabilities.

       Management conducts a quarterly analysis of the loan portfolio which includes any loan which has been designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   As a result of the review, an analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and management adjusts the allowance for loan and lease losses (“ALLL”) accordingly.  During the first quarter 2008 analysis of the ALLL, a variety of factors were considered, some of which included:

•	General economic conditions;
•	Trends in charge-offs for each loan type;
•	The level of non-performing assets, including loans over 90 days delinquent and impaired loans;
•	Levels of allowance for specific classified assets;
•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade; and
•	Levels of criticized loans.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	3/31/2008 *	12/31/2007	12/31/2006	12/31/2005	12/31/2004

Specific reserves	$2,310	$613	$1,307	$1,716	$86
Allocated reserves	78,708	54,162	56,787	52,189	54,964
Unallocated reserves	613	122	212	2,159	2,540
	$81,631	$54,897	$58,306	$56,064	$57,590

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	3/31/2008 *	12/31/2007	12/31/2006	12/31/2005	12/31/2004

Non-performing loans	$23,818	$15,285	$8,648	$12,144	$11,973
Non-performing loans to total loans	0.40%	0.39%	0.24%	0.40%	0.42%
Delinquent loans (excluding non-performing loans)	$19,665	$7,041	$8,196	$3,399	$7,795
Delinquent loans to total loans	0.33%	0.18%	0.23%	0.11%	0.27%
Classified loans	$104,730	$68,970	$66,390	$74,756	$64,828
Classified loans tot total loans	1.74%	1.78%	1.83%	2.45%	2.26%
Tier 1 capital and ALLL	$650,779	$454,063	$423,390	$374,478	$347,878
Classified loans to tier 1 capital and ALLL	16.09%	15.19%	15.68%	19.96%	18.64%
Total loans	$6,012,864	$3,875,253	$3,631,937	$3,049,808	$2,874,439

* Includes Christiana Bank and Trust Company and KNBT Bancorp, Inc., each acquired during the first quarter.

Specific Reserve

    The first element of the ALLL is an estimation of losses specific to individual non-performing loans.  In this process, specific reserves are established based on an analysis of the most probable sources of repayment including liquidation of collateral or the market value of the loan itself.  The specific allowances related to non-performing loans are detailed in the table above. Specific reserves have historically represented a small component of the overall reserve, and fluctuate based on changes in the underlying loans and charge-offs.

Allocated Reserve

    The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to the ten-point quality matrix.  This amount is determined by applying allowance factors to pools of loans within the portfolio having similar risk characteristics.  The allocated reserves are determined using a baseline factor that is developed from an analysis of rolling eight quarters historical charge-off experience for the pool.  Adjustments may be made to baseline factors for some or all pools based on the assessment of internal and external influences on credit quality, not fully reflected in the historical loss or risk-rating data.  These may include elements such as changes in credit underwriting, concentration risk and/or other recent observable asset quality trends as well as an assessment of current economic conditions.  The Company evaluates the ALLL methodology looking for appropriate enhancements, and it is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the table above.

Allocated reserves result from a combination of historical charge-offs and an assessment of the current environment, which for the periods of 2004 through 2006, reflect a relatively low and stable level of net charge-off activity.  During 2007, charge-off activity was largely dominated by two loans charged off for a total of $4.0 million.  The balances which were not charged off totaling $4.9 million were reported as non-performing loans at December 31, 2007. Of the $4.9 million, $1.6 million is secured by a guarantee of the SBA, and $3.3 million has been repaid during the first quarter of 2008.  These two loans were largely responsible for a reduction in the ALLL of $2.6 million and an increase in non-performing loans of $6.6 million during 2007. Neither loan is expected to have any further negative effect on the portfolio, nor is either loan considered to be symptomatic of any other loss trends inherent in the portfolio.

•
The SBA guaranteed loan resulting in the $2.0 million charge-off during 2007 involved a foreign exposure, secured by receivables from a foreign governmental agency which do not appear to be collectible.  This exposure was unique to this one loan and no further significant exposure of this type or a similar nature currently exists within the loan portfolio.

•
The other loan was collateralized by several, ocean-front, vacation properties on which the level of financing was higher than typical in the portfolio, and on which collateral values eroded during 2007.  The resulting $2.0 million charge-off during 2007 was taken to value the loan at the net realizable value of the collateral.  The properties have been sold and the remaining balance of $3.3 million has been repaid during the first quarter of 2008 without further charge-off. The Company has limited additional exposure in these types of loan structures.

While the provision for loan losses in 2007 equaled 72% of total net charged-off balances, the exclusion of these two charge-offs in 2007 would have reduced net charge-offs in 2007 to $7.2 million while the provision for loan losses was $7.8 million.

The Company’s ten-year average of the annual net charge-off rate for the years beginning with 1998 through and including 2007 expressed as a percentage of outstanding loans was 0.28%, in line with the 0.29% loss rate for 2007.

As referenced in the asset quality table, the levels of delinquency, non-performing loans, and classified loans, have remained stable for the periods presented.  These are primary factors in the determination of the ALLL as described previously.  When compared to total loans, non-performing loans have represented between 0.24% and 0.42% over the periods presented in the table.  At the end of 2007, non-performing loans of $15.3 million included the balances of the two loans described earlier, which if excluded would have amounted to $10.4 million or 0.27% of total loans.   At March 31, 2008, non-performing loans totaled $23.8 million including $4.8 million added through acquisitions, or 0.40% of total loans.

Delinquent loans have represented between 0.11% and 0.33% of total loans during the periods presented.  These loans are considered performing and exclude nonaccrual loans and loans 90 days or more delinquent and still accruing interest (all of which are considered non-performing).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.  Delinquent loan balances decreased in 2007 from $8.2 million to $7.0 million and from 0.23% of total loans in 2006 to 0.18% at the end of 2007. Delinquent loans added through acquisitions in the first quarter of 2008 were $11.0 million.

Classified loan balances have a direct impact on the ALLL, specifically the allocated reserves.  From 2004 to current, classified loans represented between 2.45% and 1.74% of total loans.  While the amounts of classified loan balances slightly changed from 2004 to 2007, when compared to relative to total loans, they represented a smaller percentage each year.  As of March 31, 2008, after including $23.8 million in classified loans from the two acquisitions, classified loans relative to total loans amounted to 1.74%.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  The ratio decreased at year-end 2006 and 2007 to 15.68% and 15.19%, respectively, and is slightly higher at March 31, 2008 at 16.09%.

Unallocated Reserve

    The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  Qualitative factors of this third allowance element are subjective and require judgment on the part of management.  Unallocated reserves have remained relatively stable and are a small component of the overall ALLL.

The Company considers the ALLL to be adequate to cover probable losses in the portfolio as of March 31, 2008. The Company has made no adjustment to its historical trend data or methodology to exclude the two 2007 charge-offs described above.

First quarter 2008 was also impacted by the two acquisitions, KNBT and Christiana, completed during the quarter, which collectively added $25.9 million to the ALLL, $4.8 million in non-performing loans, $23.8 million in classified loans, and $2.0 billion in total loan balances.

The Company considers overall adequacy subsequent to the acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.  That experience was reflected in the provision for loan losses made in the first quarter 2008.  For all other periods presented, no substantive previous changes were made to the way in which historical loss information was used.

Based on the Company’s quarterly analysis of the allowance for loan and lease losses, the Company made a provision for the first quarter 2008 of $3.4 million.  This represents a decrease of $390,000 and an increase of $2.3 million compared to the provisions for the quarters ended December 31, 2007 and March 31, 2007, respectively.  Company management believes that the allowance for loan and lease losses of $81.6 million, or 1.36% of total loans and leases for the three months ended  March 31, 2008, is currently appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.  The Company’s net charge-offs of $2.6 million for the first three months of 2008 increased by $950,000 compared to the $1.6 million in net charge-offs at March 31, 2007.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

(dollars in thousands)	March 31, 2008	December 31, 2007

Nonaccrual loans and leases	$22,679	$15,198
Loans past due 90 or more days as to interest or principal	1,140	87
Total non-performing loans	23,819	15,285
Other real estate owned	326	-
Total non-performing assets	$24,145	$15,285

Total loans and leases, including loans held for sale	$6,012,864	$3,875,253

Average total loans and leases	$5,296,371	$3,825,406

Allowance for loan and lease losses	$81,631	$54,897

Allowance for loan and lease losses to:
Non-performing assets	338.1%	359.2%
Total loans and leases	1.36%	1.42%
Average total loans and leases	1.54%	1.44%

    An analysis of loan and lease charge-offs for the three months ended March 31, 2008 as compared to 2007 is as follows:

(dollars in thousands)	For Three Months Ended March 31,
	2008	2007
Net charge-offs	$2,561	$1,611

Net charge-offs (annualized) to:
Total loans and leases	0.17%	0.18%
Average total loans and leases	0.19%	0.18%
Allowance for loan and lease losses	12.55%	11.31%

        The foregoing data is considered in the context of economic conditions prevailing in our trading area, principally eastern and central Pennsylvania.  Our loan portfolio reflects a reasonably diverse cross-section of industries located in this trading area, generally reflecting the local business environment.  Typically, this area has not experienced the high levels of growth experienced by certain other areas of the United States during periods of economic expansion; similarly, this area has not experienced the high levels of economic contraction experienced elsewhere in the United States during periods of economic stagnation or decline.  Accordingly, we do not expect the current economic downturn to be as severe in our trading area as in many other parts of the United States.

Total non-interest income increased $7.5 million or 45.0% during the first quarter of 2008 compared to the same period in 2007.  Income from wealth management increased by $3.5 million or 87.3%, largely the result of a higher level of assets under management and administration.  Insurance agency revenue increased by $1.6 million or 73.0%, primarily due to the acquisition of KNBT.  Service charges on deposit accounts increased by $1.2 million or 28.4%, as a result of the increased level of deposits and number of accounts.  Cash management and electronic banking fees increased $1.0 million or 50.8%, for similar reasons.  The decline in mortgage banking income of $285,000 or 32.5%, reflects general market conditions as well as our decision to withdraw from the wholesale origination business during the first quarter of 2007.

Non-interest expenses increased $15.1 million or 44.9% during the first quarter of 2008 compared to first quarter 2007, to $48.9 million.  Salaries, wages and benefits increased $8.7 million or 42.6% primarily due to the acquisition/merger of Christiana and KNBT, which added 846 employees.  Premises and equipment expenses also increased $2.9 million or 58.0% for the first quarter 2008 as compared to the first quarter 2007 primarily as a result of approximately 58 additional community banking offices due to the additions of Christiana and KNBT.

Income before income taxes increased $8.5 million or 43.1% in the first quarter of 2008 compared to the same time period in 2007.  Income taxes increased $2.4 million or 56.1% for the quarter ended March 31, 2008.  The Company’s effective tax rate increased to 23.7% for the first quarter of 2008 compared to 21.72% for first quarter 2007, due primarily to the higher level of taxable earning assets in 2008 resulting from the acquisition of KNBT.

FINANCIAL CONDITION

At March 31, 2008, total assets were $9.11 billion, an increase of $3.28 billion or 56.4% from the $5.82 billion at December 31, 2007.

Total cash and cash equivalents increased $90.1 million or 80.8% at March 31, 2008 when compared to December 31, 2007, due largely to an increase of $67.8 million in cash and interest-bearing deposits in banks.

Total loans and leases, including loans held for sale, which totaled $6.01 billion at March 31, 2008, increased $2.13 billion, or 55.2% on a non-annualized basis compared to the $3.88 billion in net loans and leases at December 31, 2007.  Loans held for sale at March 31, 2008 amounted to $5.72 million compared to $3.8 million at year end 2007.  Company management targets loan growth in the mid-single digits for all of 2008.

As of March 31, 2008, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities were $977.9 million or 16.3% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.07 billion or 17.8% of total loans.   The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.  Approximately 2.2% of the Company’s total mortgage loan originations during the three months ended March 31, 2008, were considered “Alt-A”   loans and none were considered  “Sub-prime” loans.  “Alt-A” loans are those to borrowers who generally have average credit scores, but higher loan-to-value ratios, up to 100% of the cost of the property.  The Company sells these “Alt-A” loans and “sub-prime” loans, if any,  to investors in the secondary market, subject to recourse claims for a period of time for defaults related to borrower payments and/or Company representations.  Recourse claims year-to-date March 31, 2008 were not material to the Company’s financial position or results of operations.  The Company did not experience a notable increase in recourse claims during this period.  KNBT had purchased a portfolio of residential mortgages prior to the merger, which contained some Alt-A loans.  Approximately 5.4% of the Company's residential mortgage portfolio consists of these purchased Alt-A loans.

•	Commercial loans were $3.97 billion or 65.9% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

        For a discussion of asset quality and allowance for loan and lease losses, please refer to the subsection captioned Results of Operations.

Investments increased $559.6 million or 40.5% to $1.94 billion at March 31, 2008 compared to December 31, 2007, largely due to the acquisition of KNBT and Christiana.  Investment purchases during the first three months of 2008 were $43.2 million (primarily municipal securities), offset by investment calls and maturities and the amortization of mortgage-backed securities of approximately $113.9 million. During the first quarter 2008, the Company sold $10.0 million in investment securities available for sale. There were no gains or losses on sale of investments, as investments sold were from the KNBT acquisition and sold after being fair valued.

The total of all other assets on the balance sheet increased $523.1 million to $1.03 billion as compared to $511.5 million at December 31, 2007. These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill and other intangibles, unconsolidated investments, and other assets.  The increase during the quarter was largely due to the two acquisitions which closed during the quarter.

As the primary source of funds, aggregate deposits of $6.10 billion at March 31, 2008 increased $2.16 billion or 54.7% compared to December 31, 2007.  The increase in deposits during the three months of 2008 was primarily due to the acquisitions of KNBT and Christiana.

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings.  These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations, and subordinated debt.  In the aggregate, these funds totaled $1.84 billion at March 31, 2008, and $1.25 billion at December 31, 2007.  The increase of $585.8 million in purchased funds and borrowings is comprised primarily of a $158.6 million increase in securities sold under repurchase agreements and federal funds purchased, an increase in long-term borrowings of $404.2 million, and a increase in short-term borrowings of $23.0 million.

Shareholders’ equity increased $482.1 million from December 31, 2007 through March 31, 2008.  Retained earnings increased $10.6 million over this period due to the retention of net income for the quarter.  Accumulated other comprehensive income decreased $21.2 million due to decreases in valuation levels in the available for sale investment securities portfolio as a result of the general market conditions in the corporate credit market.  Treasury stock declined $7.9 million primarily due to shares issued for the Company’s acquisitions.  Cash dividends paid during the first three months of 2008 increased $777,000 or 9.7% to $8.8 million compared to the cash dividends paid during the first three months of 2007.  The percentage of first quarter earnings retained was 59.1% and 48.0% for 2008 and 2007, respectively.

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

        Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  During the past year, liquidity has tightened as loan demand has improved and competition for deposits has intensified.  These factors have combined to cause an increased use of wholesale funding.  Wholesale funding is defined as funding sources outside our core deposit base, such as the national jumbo CD market, correspondent bank borrowings, or brokered CD’s.  At the present time, we have adequate availability of wholesale funding.  Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

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

The Company expects no material run-off of deposits over the long term from the recent acquisitions of Christiana and KNBT, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at March 31, 2008:

	Repricing Periods
(dollars in thousands)	Within Three Months	Three Months Through One Year	One Year Through Five Years	Over Five Years
Assets
Fed Funds Sold	$4,000	$-	$-	$-
Investment securities*	224,322	341,711	591,270	879,712
Loans and leases (1)	2,309,514	1,021,623	1,972,229	694,089

Liabilities and equity
Non-interest bearing deposits	24,159	68,018	270,597	405,380
Interest bearing deposits	3,523,327	1,479,367	321,322	1,855
Borrowed funds	585,205	155,714	378,003	567,523
Subordinated debt	104,926	36,083	-	-

Periodic Interest sensitivity gap	(1,699,781)	(375,848)	1,593,577	599,043
Cumulative interest rate sensitivity gap	(1,699,781)	(2,075,620)	(482,052)	116,991

*Excludes unrealized holding gain on available -for-sale securities of $37.3 million.

(1)Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due.  Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first calendar quarter of 2008.  The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities , and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals.  There has been no adjustment for the impact of future commitments and loans in process.

       Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities.  These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing.  Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment.  Based on the Company’s gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling rate environment and would decrease in a rising rate environment.  An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income.  First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously.  Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent.  Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year.  Fourth, assumptions must be made to construct such a table.  For example, non-interest-bearing deposits are assigned a repricing interval within three months, although history indicates a significant amount of these deposits will not move into interest-bearing categories regardless of the general level of interest rates.  Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure.  Therefore, due to the limitations of gap analysis, the Company also uses financial simulation models to measure interest rate exposure.  These tools provide management with extensive information on the potential impact of net income caused by changes in interest rates.  Interest rate related risks such as pricing spreads, the lag time in pricing administered rate accounts, prepayments, and other option risks are considered.

The Company uses simulation models to assess the impact of changing interest rates to Market Value Portfolio Equity (MVPE) and Net Income.  The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition, and maturity or repricing characteristics of the balance sheet.  The assumptions are based on the interest rate environment at period end.  Management also evaluates the impact of higher and lower interest rates by simulating the impact on MVPE and net income of changing rates.  While management performs rate shocks of plus and minus 100, 200 and 300 basis points, it believes, given the level of interest rates at March 31, 2008, that it is unlikely that interest rates would decline by 200 or 300 basis points.  Actual results may differ from simulated results due to various factors including the timing, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments.  The calculated estimates of change in MVPE at March 31, 2008 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point	$958,635	-13.33%
+ 200 basis point rate	1,023,287	-7.49%
+ 100 basis point rate shock	1,075,414	-2.78%
Static - base case	1,106,122	0.00%
- 100 basis point rate shock	1,105,035	-0.10%
- 200 basis point rate shock	1,087,502	-1.68%
- 300 basis point rate shock	1,040,040	-5.97%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)
	March 31, 2008		March 31, 2007
Change in Interest Rates	$ Change in Net Income	% Change in Net ncome	$ Change in Net Income	% Change in Net Income
(in basis points)
+ 300	$(917)	-0.86%	$(16,165)	-24.07%
+ 200	138	0.13%	(10,393)	-15.48%
+ 100	682	0.64%	(5,018)	-7.47%
- 100	(6,683)	-6.23%	1,669	2.49%
- 200	(14,310)	-13.34%	2,609	3.89%
- 300	(20,963)	-19.55%	2,927	4.36%

At the current level of interest rates, the Company has some exposure to rising rates due to the amount of repriceable liabilities in the short-term.  The Company also has exposure to declining rates, primarily due to the current level of deposit rates.  Specifically, certain deposit rates are currently at a level where they cannot decrease 100, 200 or 300 basis points, yet assets priced off the prime rate will decrease in each of those scenarios.  Additionally, optionality that exists on the balance sheet will impact our exposure to interest rate movements.  For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline.  One way to reduce this option risk is to sell the Company’s long-term fixed rate mortgages in the Secondary Market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company’s results of operations.  Nonetheless, the Company’s asset/liability management committee’s priority is to manage this optionality and therefore limit the level of interest rate risk.

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2008:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$40,483	$5,999	$9,975	$6,474	$18,035
Remaining contractual maturities of time deposits	2,346,804	2,021,457	251,973	71,520	1,854
Loan commitments	1,924,204	1,102,025	186,741	65,090	570,348
Long-term borrowed funds	1,020,393	131,832	278,247	81,541	528,773
Guaranteed prefered beneficial interests in Company's subordinated debentures	141,009	-	-	-	141,009
Letters of credit	173,472	140,533	22,580	10,359	-
Total	$5,646,365	$3,401,846	$749,516	$234,984	$1,260,019

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at March 31, 2008.

CAPITAL LEVELS

The following table sets forth capital ratios for the Company and its banking subsidiaries:

	Tier 1 Capital to Average		Tier 1 Capital to Risk-Weighted		Total Capital to Risk-Weighted
	Assets Ratio		Assets Ratio		Assets Ratio
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2008	2007	2008	2007	2008	2007

The Company	8.50%	7.76%	9.11%	9.54%	10.31%	10.81%
National Penn Bank	8.46%	7.29%	9.08%	8.99%	10.27%	10.22%
Christiana Bank & Trust Company	11.37%	13.77%	12.06%	14.72%	13.31%	15.97%
“Well Capitalized” institution (under banking regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

     The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At March 31, 2008, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2008, National Penn Bank and Christiana met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Neither the Company, National Penn Bank nor Christiana is under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company.

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

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy and local market conditions will likely result in modest deposit and loan growth in the low to mid single-digit percentages during the remainder of 2008.

•
The principal challenge faced by the Company today is to grow its earnings in light of the compression of its net interest margin due to current and anticipated interest rate levels.  In this environment, management seeks to increase net interest income principally through increased volume, including volume from mergers and acquisitions, to increase non-interest income, especially revenues from insurance and wealth management activities, and to contain our costs.

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

Item 4.  Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of March 31, 2008, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  During the quarter ended March 31, 2008, in conjunction with the integration of KNBT and Christiana (acquired on February 1, 2008 and January 4, 2008, respectively), National Penn began implementing or changing key procedures, systems, and personnel throughout the organization.  Significant procedure changes during first quarter 2008 included additional controls surrounding cash, consumer lending, and trust asset management as well as enhanced segregation and approval of payroll.  To bridge the gap between the legal closings of the mergers and the systems conversions, temporary controls such as additional general ledger reconciliations and system access reviews were put in place during first quarter 2008.  Other than the foregoing, there were no changes in National Penn’s internal control over financial reporting during first quarter 2008 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

Changes related to the integration of KNBT and Christiana are expected to continue at least through second quarter 2008, including changes related to the core operating and trust system conversions.

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

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of March 31, 2008.

Variations in interest rates may negatively affect National Penn’s financial performance.

Changes in interest rates may reduce profits. The primary source of income for National Penn is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to repay their obligations. In a declining interest rate environment, National Penn may be unable to reprice deposits downward in the same magnitude and/or with the same timing as the movement in its interest-sensitive assets.  Accordingly, changes in levels of market interest rates, whether upward or downward, could materially adversely affect National Penn’s net interest spread, loan origination volume, asset quality and overall profitability.

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

Until the completion of the respective acquisitions, National Penn, Christiana and KNBT operated as independent entities.  The integration process now underway includes the relocation or reorganization of systems, personnel, business units and operations, as well as systems conversion and integration, and will continue throughout 2008, with success dependent, at least in part, on the efforts of key employees and third party vendors.  If not successfully managed, the integration effort could result in the loss of key employees, the disruption of National Penn’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect National Penn’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Christiana and KNBT acquisitions or result in unanticipated losses.

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

National Penn’s ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, which includes National Penn Bank’s FirstService Bank, HomeTowne Heritage Bank, KNBT Bank, and Nittany Bank divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. There is no assurance that National Penn Bank, Christiana and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends to its shareholders in the future. National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

A Warning About Forward-Looking Information

This Report, including information incorporated by reference in this Report, contains forward-looking statements about National Penn and its subsidiaries. In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements about National Penn and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should,'' "project," "plan,'' "seek," "intend,'' or "anticipate'' or the negative thereof or comparable terminology.  Forward-looking statements include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.

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

•
Costs, difficulties or delays related to the integration of businesses or systems of acquired companies, including Christiana, KNBT, and their respective subsidiaries, with National Penn’s business or systems may be greater than expected.

•	Technological changes, including systems conversions and integration, may be more difficult to make or more expensive than expected or present unanticipated operational issues.
•
Changes made by third party software vendors in products utilized by National Penn, including product upgrades, replacements, and withdrawal of support for prior products,  may necessitate unscheduled product revisions by National Penn and related unbudgeted expenditures.

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
•
Negative publicity with respect to any National Penn product or service, employee, director or other associated individual or entity whether legally justified or not, could adversely affect National Penn’s reputation and business.

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

All written or oral forward-looking statements attributable to National Penn or any person acting on its behalf made after the date of this Report are expressly qualified in their entirety by the risk factors and cautionary statements contained in this Report. National Penn does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended March 31, 2008.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	9,200	$14.85	9,200	641,184

February 1, 2008 through February 29, 2008	7,000	$16.22	7,000	634,184

March 1, 2008 through March 31, 2008	6,757	$16.88	6,757	627,427

1.	Transactions are reported as of settlement dates.
2.	National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.

3.	The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,121,800 (as adjusted for the 3% stock dividend on September 28, 2007).

4.	National Penn's current stock repurchase program has no expiration date.

5.	No National Penn stock repurchase plan or program expired during the period covered by the table.

6.	National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of National Penn shareholders during the quarter ended
 March 31, 2008.

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

4.1
Form of Loan Agreement between National Penn Investment Company, as Lender, and National Penn Bancshares, Inc., as Borrower.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated December 19, 2007, as filed on January 2, 2008.)

4.2
Form of Revolving Credit Note, executed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated December 19, 2007, as filed on January 2, 2008.)

4.3
Credit Agreement dated as of March 28, 2008, between National Penn Bancshares, Inc. and KeyBank National Association.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated March 28, 2008, and filed on March 31, 2008.)

4.4
Form of Revolving Credit Note, executed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated March 28, 2008, and filed on March 31, 2008.)

10.1
National Penn Bancshares, Inc. Executive Incentive Plan – Performance Goals – Plan Year 2008* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2008, as filed on January 29, 2008.)

10.2	Amended and Restated Executive Incentive Plan* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 23, 2008, as filed on January 29, 2008.)

10.3
Summary Sheet – Non-Employee Directors – Performance-Restricted Restricted Stock or Restricted Stock Units – Performance Goals – 2008.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 25, 2008, as filed on February 29, 2008.)

10.4	Director Fee Schedule.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 25, 2008, as filed on February 29, 2008.)

10.5
Form of Amendatory Agreement dated March 26, 2008, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 28, 2008, as filed on March 31, 2008.)

10.6	Form of Restricted Stock Agreement for restricted stock grants for 2008 to National Penn Bancshares, Inc. non-employee directors.*

10.7	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2008 to National Penn Bancshares, Inc. non-employee directors.*

10.8	Form of Restricted Stock Agreement for restricted stock grants for 2008 to National Penn Bank non-employee directors.*

10.9	Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2008 to National Penn Bank non-employee directors.*

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc.,pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

   _______________________________
*Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated:	May 9, 2008	By:	/s/ Glenn E. Moyer
			Name:	Glenn E. Moyer
			Title:	President and Chief Executive Officer

Dated:	May 9, 2008	By:	/s/ Michael R. Reinhard
			Name:	Michael R. Reinhard
			Title:	Principal Financial Officer