Form 10-Q
period 2008-06-30
NATIONAL PENN BANCSHARES INC
filed 2008-08-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
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
(Zip Code)

Registrant’s telephone number, including area code: (800) 822-3321

(Former Name or Former Address, if Changed Since Last Report): N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   No  ___

               Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)   (Check one):

Large accelerated filer X	Accelerated filer ____	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 6, 2008
Common Stock (no stated par value)	(No.) Shares: 79,651,478

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(dollars in thousands)	2008	2007

ASSETS
Cash and due from banks	$174,771	$104,292
Interest-bearing deposits with banks	30,686	7,228
Total cash and cash equivalents	205,457	111,520

Investment securities held to maturity
(Fair value approximates $371,788 and $247,444 for 2008 and 2007, respectively)	406,653	243,595
Investment securities available for sale, at fair value	1,536,785	1,137,426
Loans and leases held for sale	5,269	3,823
Loans and leases, less allowance for loan and lease losses of $81,642 and $54,897
for 2008 and 2007, respectively	6,046,687	3,816,533
Premises and equipment, net	105,117	61,214
Premises held for sale	4,188	-
Accrued interest receivable	36,269	26,430
Bank owned life insurance	190,892	102,407
Goodwill	545,460	261,552
Other intangible assets, net	40,173	16,160
Unconsolidated investments under the equity method	10,985	11,490
Other assets	107,420	32,271
TOTAL ASSETS	$9,241,355	$5,824,421

LIABILITIES
Deposits
Non-interest bearing deposits	$798,088	$522,716
Interest-bearing deposits	5,285,629	3,423,447
Total deposits	6,083,717	3,946,163

Securities sold under repurchase agreements and federal funds purchased	785,564	484,223
Short-term borrowings	37,681	12,800
Long-term borrowings	1,031,530	617,183
Subordinated debentures (Includes $64,827 and $62,676 at fair value for 2008 and 2007, respectively)	142,148	139,997
Accrued interest payable and other liabilities	114,320	60,108
TOTAL LIABILITIES	8,194,960	5,260,474

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares, issued and outstanding 2008 - 79,603,356;
2007 - 49,068,819; net of shares in Treasury: 2008 - 0; 2007 - 544,061	978,546	491,011
Retained earnings	109,602	85,242
Accumulated other comprehensive loss	(41,753)	(4,281)
Treasury stock	-	(8,025)
TOTAL SHAREHOLDERS' EQUITY	1,046,395	563,947

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,241,355	$5,824,421

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007

INTEREST INCOME
Loans and leases, including fees	$96,734	$67,149	$185,501	$132,525
Investment securities
Taxable	14,961	9,748	29,455	19,192
Tax-exempt	7,442	5,893	14,451	11,415
Federal funds sold and deposits in banks	366	61	499	112
Total interest income	119,503	82,851	229,906	163,244
INTEREST EXPENSE
Deposits	35,696	30,595	72,365	60,282
Securities sold under repurchase agreements and federal
funds purchased	5,318	5,260	10,563	10,363
Short-term borrowings	12	40	41	78
Long-term borrowings	12,199	8,469	24,245	16,108
Total interest expense	53,225	44,364	107,214	86,831
Net interest income	66,278	38,487	122,692	76,413
Provision for loan and lease losses	3,711	1,537	7,121	2,612
Net interest income after provision for loan and lease losses	62,567	36,950	115,571	73,801
NONINTEREST INCOME
Wealth management income	8,515	4,289	16,123	8,352
Service charges on deposit accounts	6,324	4,314	11,585	8,412
Bank owned life insurance income	1,842	1,915	3,422	3,388
Other operating income	1,365	1,791	3,190	3,853
Net gains on sale of investment securities	384	564	384	1,133
Mortgage banking income	978	1,110	1,569	1,986
Insurance commissions and fees	3,968	1,487	7,774	3,687
Cash management and electronic banking fees	3,715	2,112	6,643	4,054
Equity in undistributed net earnings (loss) of unconsolidated
investments	810	216	1,422	(373)
Total non-interest income	27,901	17,798	52,112	34,492
NONINTEREST EXPENSE
Salaries, wages and employee benefits	31,300	20,557	60,527	41,056
Net premises and equipment	9,019	4,851	17,026	9,919
Advertising and marketing expenses	1,641	1,001	3,074	2,116
Other operating expenses	11,866	7,653	22,113	14,737
Total non-interest expense	53,826	34,062	102,740	67,828

Income before income taxes	36,642	20,686	64,943	40,465
Income tax expense	9,428	4,452	16,136	8,748
NET INCOME	$27,214	$16,234	$48,807	$31,717

PER SHARE OF COMMON STOCK
Basic earnings	$0.34	$0.33	$0.67	$0.64
Diluted earnings	$0.34	$0.32	$0.67	$0.63
Dividends paid in cash	$0.1700	$0.1626	$0.3400	$0.3252

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
SIX MONTHS ENDED JUNE 30, 2008				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Loss	Stock	Total	Income

Balance at December 31, 2007, as previously reported	49,068,819	$491,011	$85,242	$(4,281)	$(8,025)	$563,947
Cumulative effect of adoption of EITF 06-4	-	-	(2,112)	-	-	(2,112)
Balance at December 31, 2007, as revised	49,068,819	491,011	83,130	(4,281)	(8,025)	561,835
Net income	-	-	48,807	-	-	48,807	$48,807
Cash dividends declared	-	-	(22,335)	-	-	(22,335)
Shares issued under share-based plans, net of excess tax benefits	619,133	3,774		-	2,766	6,540
Share-based compensation	-	1,045		-	-	1,045
Shares issued for the acquisition of Christiana	2,732,813	43,839		-	-	43,839
Shares issued for the acquisition of KNBT	27,205,548	438,877		-	5,623	444,500
Other comprehensive (loss), net of reclassificatiton adjustment and taxes	-	-		(37,472)	-	(37,472)	(37,472)
Total comprehensive income	-	-		-	-	-	$11,335
Treasury shares purchased	(22,957)	-		-	(364)	(364)
Balance at June 30, 2008	79,603,356	$978,546	$109,602	$(41,753)	$-	$1,046,395

	June 30, 2008
	Before	Tax (expense)	Net of
	Tax Amount	Benefit	Tax Amount

Unrealized (losses) on securities
Unrealized holding (losses) arising during period	$(57,265)	$20,043	$(37,222)
Reclassification adjustment for gains realized in net income	384	(134)	250
Other comprehensive (loss), net	$(57,649)	$20,177	$(37,472)

				Accumulated
SIX MONTHS ENDED JUNE 30, 2007				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Loss	Stock	Total	Income

Balance at December 31, 2006, as previously reported	49,379,056	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159	-	-	(1,732)	-	-	(1,732)
Balance at December 31, 2006, as revised	49,379,056	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	31,717	-	-	31,717	$31,717
Cash dividends declared	-	-	(16,102)	-	-	(16,102)
Shares issued under share-based plans	323,999	(1,722)	-	-	5,840	4,118
Share-based compensation	-	1,271	-	-	-	1,271
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	(14,054)	-	(14,054)	(14,054)
Total comprehensive income	-	-	-	-	-	-	$17,663
Treasury shares purchased	(118,098)	-	-	-	(2,182)	(2,182)
Balance at June 30, 2007	49,584,957	$466,837	$91,548	$(12,193)	$(287)	$545,905

	June 30, 2007
	Before	Tax (expense)	Net of
	Tax Amount	Benefit	Tax Amount
Unrealized (losses) on securities
Unrealized holding (losses) arising during period	$(20,488)	$7,170	$(13,318)
Less: Reclassification adjustment for gains realized in net income	1,133	(397)	736
Other comprehensive (loss), net	$(21,621)	$7,567	$(14,054)

____________________________________________________
The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$48,807	$31,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,121	2,612
Share-based compensation expense	1,045	1,271
Depreciation and amortization	10,285	5,238
Deferred income tax (benefit) expense	(582)	128
(Accretion) amortization of premiums and discounts on investment securities, net	(1,522)	1,982
Investment securities gains, net	(384)	(1,133)
Undistributed net (earnings) losses of equity-method investments	(1,422)	373
Loans originated for resale	(63,049)	(106,067)
Proceeds from sale of loans	64,088	107,846
Gain on sale of loans, net	(1,039)	(1,779)
Gain on sale of other real estate owned, net	-	(274)
Gain on sale of bank building(s)	-	(170)
Change in fair value of subordinated debt	2,151	(25)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	974	(545)
(Decrease) in accrued interest payable	(3,069)	(1,597)
(Increase) in other assets	(30,070)	(2,494)
Increase (decrease) in other liabilities	9,154	(6,544)
Net cash provided by operating activities	42,488	30,539

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	36,426	-
Proceeds from maturities of investment securities held to maturity	7,353	4,973
Proceeds from sales of investment securities available for sale	21,406	2,659
Proceeds from maturities of investment securities available for sale	198,719	56,961
Purchase of investment securities available for sale	(172,345)	(134,691)
Net increase in loans and leases	(285,711)	(103,151)
Purchases of premises and equipment	(5,095)	(8,635)
Proceeds from the sale of other real estate owned	290	1,879
Proceeds from sale of bank building(s)	635	399
Net cash used in investing activities	(198,322)	(179,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest bearing demand deposits and
savings accounts	106,732	67,906
Net (decrease) in certificates of deposit	(27,302)	(67,753)
Net increase in securities sold under agreements to repurchase and federal funds purchased	190,996	11,340
Net increase (decrease) in short-term borrowings	22,231	(1,294)
Proceeds from new long-term borrowings	150,000	400,000
Repayments of long-term borrowings	(174,113)	(233,041)
Shares issued under share-based plans	3,697	3,852
Excess tax benefits on share-based plans	229	266
Purchase of Treasury stock	(364)	(2,182)
Cash dividends	(22,335)	(16,102)
Net cash provided by financing activities	249,771	162,992
Net increase in cash and cash equivalents	93,937	13,925
Cash and cash equivalents at beginning of year	111,520	111,203
Cash and cash equivalents at end of period	$205,457	$125,128

The accompanying notes are an integral part of these financial statements.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Penn Bancshares, Inc. (“National Penn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  All significant intercompany balances and transactions have been eliminated.

The financial statements presented include the results of Christiana Bank & Trust Company (“Christiana”) since its acquisition on January 4, 2008 and KNBT Bancorp, Inc. (“KNBT”) since its acquisition on February 1, 2008.  Share and per share results for the six-months ended June 30, 2007 have been restated for a 3% stock dividend paid September 28, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS AND DISPOSITIONS

Acquisition of Christiana

On January 4, 2008, the Company completed its acquisition of Christiana.  Under the terms of the merger agreement, each outstanding share of Christiana common stock (a total of 1,524,327 shares) was exchanged for 2.241 shares of National Penn common stock, $37.69 in cash, or a combination of both, resulting in the issuance of 2,732,813 shares of National Penn common stock and payment of approximately $11.5 million in cash.  The aggregate purchase price was approximately $55.9 million, including 317,395 outstanding stock options to purchase shares of Christiana common stock that were converted into options to purchase 871,945 shares of National Penn common stock, with an exercise price ranging from $3.41 to $6.60 per share.  Christiana is included in the Company’s financial results from the date of acquisition, January 4, 2008.

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

Acquisition of KNBT

On February 1, 2008, the Company completed its acquisition of KNBT.  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,413,153 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,205,548 shares of National Penn common stock.  The total purchase price was valued at approximately $451.7 million, including 2,087,612 outstanding stock options to purchase shares of KNBT common stock which were converted into options to purchase 2,150,240 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT is included in the Company’s financial results from the date of acquisition, February 1, 2008. The acquisition price resulted in recording $247.9 million of goodwill and $25.3 million in other identifiable intangible assets, with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.

The Company acquired $3.0 billion in assets, and loans and deposits of $1.8 billion and $1.9 billion, respectively, as detailed in the following table:

Balance Sheet Acquired
(dollars in thousands)	February 1, 2008

Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans net of loan loss allowance	1,831,367
Premises and equipement	45,851
Goodwill	247,858
Indentifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	99,532
Total Assets	$2,979,236

Liabilities:
Deposits	$1,940,800
Borrowings	548,805
Other Liabilities	37,915
Total Liabilities	$2,527,520

Net assets acquired	$451,716

The primary reasons for acquiring KNBT were for the Company to be able to expand its customer base into new territory, enhance its already existing Lehigh Valley presence, further grow its wealth management operations, enhance its earnings capacity, and provide significant cost savings through consolidation of operations.

The following table details pro forma financial results for KNBT and National Penn for the six months ended June 30, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:
(dollars in thousands,	Pro-forma	Pro-forma
except per share data)	June 30, 2008	June 30, 2007*

Total revenue	$177,569	$167,388
Non-interest expense	109,559	109,384
Pre tax net income	68,010	58,004
Income tax	17,181	15,001
Net income	$50,829	$43,003

Pro forma EPS:
Basic EPS	$0.66	$0.56
Diluted EPS	$0.66	$0.56

*Pro forma results do not include Christiana.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired loans was $18.6 million on June 30, 2008.  The total balance of impaired loans with a specific valuation allowance at June 30, 2008 was $7.0 million.  The specific valuation allowance allocated to these impaired loans was $3.1 million.  The total balance of impaired loans without a specific valuation allowance was $11.6 million.  Impaired loans acquired from KNBT were recorded net of specific reserves of $227,000 in accordance with SOP 03-03 Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

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

4.  SHAREHOLDERS’ EQUITY

        On July 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable on August 16, 2008, to shareholders of record on August 2, 2008.

On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share paid on May 17, 2008, to shareholders of record on May 3, 2008.

The Company’s Board of Directors has authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  As of December 31, 2007, the Company repurchased a total of 1,471,416 shares under this repurchase authorization.  During the six months ended June 30, 2008, an additional 22,957 shares were repurchased at an average price of $15.87 per share.

The Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimus stock repurchases.  These actions were taken in light of the current economic environment and has helped to preserve the Company’s capital ratios.

5.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2008			2007
	Net	Average		Net	Average
(dollars in thousands,	Income	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income available to common stockholders	$27,214	79,514	$0.34	$16,234	49,557	$0.33
Effect of dilutive securities:
Options	0	1,112	-	-	625	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$27,214	80,626	$0.34	$16,234	50,182	$0.32

	Year-to-Date June 30,
	2008			2007
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income available to common stockholders	$48,807	72,353	$0.67	$31,717	49,523	$0.64
Effect of dilutive securities:
Options	-	734	-	-	660	(0.01)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$48,807	73,087	$0.67	$31,717	50,183	$0.63

For the three months ended June 30, 2008, restricted shares totaling 25,881 with an average grant price of $18.00 per share and options to purchase shares of common stock totaling 1,423,749 with grant prices ranging  from $17.67 to $21.49 per share were outstanding.  For the six months ended June 30, 2008, restricted shares totaling 34,081 with an average grant price of $17.67 per share and options to purchase shares of common stock totaling 1,423,749 with grant prices ranging from $17.67 to $21.49 were outstanding.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met at either the three or six months ended June 30, 2008.  The options were not included in the computation of diluted earnings per share for either the three or six months ended June 30, 2008 because the option exercise price was greater than the average market price.

Restricted shares totaling 21,271 with grant prices ranging from $18.82 to $19.47 per share and options to purchase shares of common stock totaling 1,822,379 with grant prices ranging from $19.45 to $21.49 were outstanding for the three and six months ended June 30, 2007. The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met at either the three or six months ended June 30, 2007.  The options were not included in the computation of diluted earnings per share for the three or six months ended June 30, 2007 because the option exercise price was greater than the average market price.

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

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank (“NPB”) and Christiana.  For example, commercial lending is dependent upon the ability of NPB and Christiana to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  The goodwill from the KNBT and Christiana acquisitions allocated to this reportable segment is $272.8 million.

The Company has also identified several other operating segments.  These non-reportable segments include wealth management, insurance, leasing, and the Parent and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The goodwill from the KNBT and Christiana acquisitions allocated to these non-reportable segments is $11.0 million.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Six Months Ended
	June 30, 2008
	Community
(dollars in thousands)	Banking	Other	Consolidated

Total assets	$7,963,601	$1,277,754	$9,241,355
Total deposits	6,083,717	-	6,083,717
Net interest income (loss)	124,958	(2,266)	122,692
Total non-interest income	30,147	21,465	52,112
Total non-interest expense	82,917	19,823	102,740
Net income (loss)	49,103	(296)	48,807

	As of and for the Six Months Ended
	June 30, 2007
	Community
	Banking	Other	Consolidated
Total assets	$4,887,623	$733,547	$5,621,170
Total deposits	3,825,786	-	3,825,786
Net interst income (loss)	79,800	(3,387)	76,413
Total non-interest income	21,914	12,578	34,492
Total non-interest expense	55,821	12,007	67,828
Net income (loss)	33,605	(1,888)	31,717

7.    SHARE-BASED COMPENSATION

At June 30, 2008, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2008, 3.8 million of these shares remain available for issuance.  The Company has 142,363 awards expiring during the next twelve months ended June 30, 2009, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $540,000 and $640,000 and a related income tax benefit of $189,000 and $224,000 were recognized for the three months ended June 30, 2008 and 2007, respectively.  Share-based compensation expense of $1.0 million and $1.3 million and a related income tax benefit of $366,000 and $445,000 were recognized for the six months ended June 30, 2008 and 2007, respectively.  Total cash received during the six months ended June 30, 2008 for activity under the Plans was $3.7 million.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the six months ended June 30, 2008 and 2007 was $3.9 million and $1.8 million, respectively.  The tax benefit recognized for option exercises during the six months ended June 30, 2008 totaled $1.1 million.

As of June 30, 2008, there was $2.4 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.  There was approximately $102,000 of total unrecognized compensation cost related to unvested restricted stock unit awards as of June 30, 2008; that cost is expected to be recognized over a period of less than one year.

8.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries as of January 31, 2008.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the six months ended June 30, 2008 and 2007 included the following components:

	June 30,
(dollars in thousands)	2008	2007

Service cost	$836,670	$801,840
Interest cost	911,516	774,408
Expected return on plan assets	(1,376,826)	(1,155,660)
Amortization of prior service cost	(257,918)	(257,918)
Amortization of unrecognized net actual loss	111,466	222,973
Net periodic benefit cost	$224,908	$385,643

The expected contribution to the pension plan for plan year 2008 is approximately $2.5 million.  No contributions to the plan were required in the six months ended June 30, 2008.

Employees from the KNBT merger participate in multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition. The expected contribution to these plans for plan year 2008 is not yet determined.  No contributions to the plans were required in the six months ended June 30, 2008.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     GAAP Hierarchy

      In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The statement is not expected to result in a change in current practice nor have a material impact on the Company.

     Useful Life of Intangible Assets

      In April 2008, the FASB posted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3).  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  The FSP is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

      Determination of Participating Securities

      In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1).  This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, Earnings per Share.   The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and is not expected to have a material effect on the Company’s EPS.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which amends SFAS No. 133.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

Split-Dollar Life Insurance Arrangements

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (APB) No 12, “Omnibus Opinion – 1967.”  Furthermore, the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of EITF 06-4 were applied through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, 2008.  As a result of the adoption of EITF 06-4, the Company recognized a liability for future benefits amounting to $2.2 million with an offsetting adjustment to retained earnings.  Future accrual of benefits, over the service period, will affect earnings in the period recognized.

10. LITIGATION

In the normal course of business, the Company has been named as a defendant in various lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $452.8 million at June 30, 2008.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at June 30, 2008 and December 31, 2007 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At June 30, 2008, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	As of June 30, 2008					As of December 31, 2007
		Estimated	Weighted-Average				Estimated
	Notional	Fair	Years to	Receive	Pay	Notional	Fair
(dollars in thousands)	Amount	Value	Maturity	Rate	Rate	Amount	Value

Interest rate swap agreements:
Pay fixed/receive variable swaps	$226,384	$(5,599)	5.1	6.54%	4.39%	$130,342	$(6,660)
Pay variable/receive fixed	226,384	(5,599)	5.1	4.39%	6.54%	130,342	6,660
Total swaps	$452,768	$-	5.1	5.47%	5.47%	$260,684	$-

12.   FAIR VALUE MEASUREMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

      The transition adjustment to beginning retained earnings in 2007 was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.  Other operating income includes a loss of $1.1 million for the change in fair value of the subordinated debt for three months and $2.1 million for six months ended June 30, 2008.

      Simultaneously with the adoption of SFAS No. 159, the Company early adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) effective January 1, 2007.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

      Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions.  Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to support fair value of certain Level 3 investments.  Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

      The majority of the Company’s investments fair valued under Level 3 criteria consist of the Company’s stock ownership in both the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, part of the membership requirements of these organizations. There is no trading market for these securities which are subject to redemption by the issuers at par, representing both the carrying value and the fair value on the Company’s books.

      Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Impaired loans totaled $18.6 million at June 30, 2008, compared to $15.2 million at December 31, 2007.

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

  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of June 30, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
Assets
Loans and leases held for sale	$5,269	$-	$-	$5,269
Impaired loans	-	-	18,565	18,565
Investment securities available
for sale	8,939	1,452,087	75,759	1,536,785
Interest rate locks	-	518	-	518
Interest rate swap agreements	-	(5,599)	-	(5,599)

Liabilities
Subordinated debt	$64,827	$-	$-	$64,827
Interest rate swap agreements	-	5,599	-	5,599

  The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities
Available for Sale
Assets
Beginning balance December 31, 2007
Total gains/(losses) - (realized/unrealized):	$194,047
Included in earnings	-
Included in other comprehensive income	(26,968)
Purchases, issuances, and settlements	3,147
Transfer into level 3 from KNBTand Christiana	44,813
Transfer out to held to maturity	(139,280)
Ending balance June 30, 2008	$75,759

  Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., expected cash flows as adjusted for risk developed using the reporting entity’s own data) inputs.

      The Company has reviewed its investment securities at June 30, 2008 and has determined that unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

•
Trust Preferred Pools/Collateralized Debt Obligations – During the second quarter of 2008, CDO investments with a cost basis of $183.7 million were reclassified from Available-For-Sale to Held-To-Maturity at a fair value of $139.3 million, in accordance with Generally Accepted Accounting Principles.  This demonstrates the Company’s intent to hold these investments to maturity.  The difference of $28.9 million between the cost basis and fair value, net of tax, remains in Other Comprehensive Income on the Company’s Balance Sheet.  The reclassification of these investments had no impact on capital ratios at June 30, 2008.  The Company’s unrealized loss in this category is related to general market conditions and the resultant lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment performed at the CUSIP level, shows that the credit quality of the individual bonds ranges from good to deteriorating.  Credit risk does exist and an individual issuer in a pool could default which could affect the ultimate collectibility of contractual amounts.  Management has reviewed, and will continue to review, possible other-than-temporary impairment of its portfolio in the context of the guidance provided by FSP FAS 115-1 and FAS 124-1.  Should an other-than temporary impairment charge be necessary, the Company anticipates that this would occur on a pool-by-pool basis and therefore the charges would be spread over time.  As of June 30, 2008, management concluded, as a result of their review, that other-than-temporary impairment did not exist due to the continuing performance of the individual investments and the Company’s ability and intent to hold these investments to recovery of fair value, which may be maturity.  Ultimately, the quality of these CDO investments will depend on the financial strength of the individual banks and insurance companies who issued debt into these pools, coupled with the protections afforded to the rated class holders within the structure of each CDO.

•
Equities – The Company’s portfolio of common stock investments consists of mid-Atlantic-based banks and banking companies which were purchased as long-term investments.  The unrealized loss in this category is due to general market conditions for financial stocks, which is a sector that is currently out of favor in the capital markets.  The severity of the impairment in relation to the carrying amounts of the individual investments is consistent with market developments.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, it does not consider these long-term investments to be other-than-temporarily impaired at June 30, 2008.

•
All Other Investments – The unrealized losses in all other Company investments is primarily caused by the movement of interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2008.

      The Company has the ability and the intent to hold such securities through to recovery on the unrealized losses.  The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  Unrealized losses as of  June 30, 2008 and December 31, 2007 were considered temporary and at that time, the Company had the ability and intent to hold these investments until recovery of fair value, which may be maturity.

13.  STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest-bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

(dollars in thousands)	Six Months Ended June 30,
	2008	2007
Interest	$110,274	$88,396
Taxes	27,616	28,764

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Six Months Ended June 30,
	2008	2007
Transfers of loans to other real estate	$996	$626
Non-cash share based compensation plan transactions	2,865	2,554
Transfer of investment securities from Available-for-Sale to Held-to-Maturity	139,280	-

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

(dollars in thousands)	Six Months Ended June 30,
	2008	2007
Details of acquisitions:
Fair value of assets acquired	$3,160,123	$-
Fair value of liabilities assumed	(2,664,059)	-
Stock issued for acquisition	(484,574)	-
Cash paid for acquisitions	11,490	-
Cash and cash equivalents acquired with acquisitions	47,916	-
Cash equivalents received in excess of cash paid
for businesses acquired	$36,426	$-

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results.  Current performance does not guarantee and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements are unaudited, and as such, are subject to year-end examination.  The financial results discussed here include financial results of Christiana from January 1, 2008 and KNBT from February 1, 2008.  The financial results for the three and six months ending June 30, 2007 did not include financial results from Christiana or KNBT.

 The Company’s strategic plan provides for it to perform at a level which exceeds peer average profitability and operate within growth markets.  Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

FINANCIAL HIGHLIGHTS

Highlights for the three and six months ended June 30, 2008 and 2007, were as follows:

        The Company recorded a 67.6% increase in second quarter 2008 net income compared to second quarter 2007.  This is primarily due to the inclusion of financial results of Christiana and KNBT for three months ended June 30, 2008.  The financial results for the three months ending June 30, 2007 did not include financial results from Christiana or KNBT. Diluted earnings per share for the three-month period ended June 30, 2008 of $0.34 increased 6.3% compared to $0.32 for second quarter 2007.  The change in the percentage increase in net income when compared to the results for earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisition/merger of Christiana and KNBT, which were completed on January 4, and February 1, 2008, respectively.

For the six month period ended June 30, 2008, the annualized return on average shareholders’ equity and annualized return on average assets were 10.48% and 1.16% compared to 11.76% and 1.16% for the comparable period in 2007.  The return on average tangible equity was 22.77% as of June 30, 2008 and 24.43% as of June 30, 2007.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity:

	June 30, 2008
(dollars in thousands, percentages annualized)	2008	2007
Return on average shareholders' equity	10.5%	11.8%
Effect of goodwill and intagibles	12.3%	12.6%
Return on average tangible equity	22.8%	24.4%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$936,549	$543,810
Average goodwill andi ntangibles	(505,498)	(281,992)
Average tangible equity	$431,051	$261,818

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2008 was $27.2 million, a 67.6% increase over the second quarter 2007.  The Company’s performance has been, and will continue to be, in part influenced by local economic conditions, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the second quarter of 2008 was $66.3 million, an increase of $27.8 million or 72.2%, compared to the $38.5 million for the second quarter of 2007. Interest income for the second quarter of 2008 increased $36.6 million due to a higher level of interest earning assets offset by lower interest rates as compared to the second quarter of 2007.  For the first six months of 2008, $96.7 million or 65.6% of the Company’s gross revenue (total interest income plus total other income or $147.4 million through June 30, 2008) was derived from interest income on loans it makes to individuals and business owners throughout its marketplace.  Interest expense for second quarter 2008 increased $8.9 million, primarily as a result of the balance sheet growth from the two mergers which closed during the first quarter, offset by lower rates on deposits and borrowings.

       The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Margin*

	Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks
and federal funds sold	23,478	498	4.27%	8,347	112	2.71%
Investment securities*	1,861,575	51,593	5.57%	1,287,073	36,748	5.76%
Total loans and leases*	5,662,108	187,300	6.65%	3,669,984	133,813	7.35%
Total earnings assets	$7,547,161	$239,391	6.38%	$4,965,404	$170,673	6.93%

Interest-bearing liabilities
Interest bearing deposits	$4,961,399	$72,365	2.93%	$3,271,106	$60,282	3.72%
Short-term borowings	682,462	10,604	3.12%	500,032	10,441	4.21%
Long-term borrowings	1,099,673	24,245	4.43%	629,884	16,108	5.16%
Total interest-bearing liabilities	$6,743,534	$107,214	3.20%	$4,401,022	$86,831	3.98%

INTEREST RATE MARGIN**		$132,177	3.52%		83,842	3.41%
Tax equivalent interest		(9,485)	-0.25%		(7,429)	-0.30%
Net interest income		$122,692	3.27%		$76,413	3.11%

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

	Six Months Ended
(dollars in thousands)	June 30, 2008 over 2007
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest bearing deposits in banks and fed funds sold	$401	$(15)	$386
Investment securities	15,952	(1,107)	14,845
Total loans and leases	66,882	(13,395)	53,487
Total interest income	$83,235	$(14,517)	$68,718
Interest Expense:
Interest bearing deposits	$26,522	$(14,439)	$12,083
Short-term borrowings	3,237	(3,074)	163
Long-term borrowings	10,616	(2,479)	8,137
Total interest expense	$40,375	$(19,992)	$20,383
Increase (decrease) in net interest income	$42,860	$5,475	$48,335

      Net interest income, on a full taxable equivalent basis, increased $48.3 million in the first six months of 2008, as compared to the same period in 2007.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate also had a positive impact in that decreases in interest income from lower rates on assets were more than offset by lower rates on interest-bearing liabilities.  The growth in interest earning assets and interest-bearing liabilities resulted from both organic growth and the acquisitions occurring in 2008.

Net interest margin on a full taxable equivalent basis, defined as net interest income divided by total interest earning assets, was 3.52% during the six months ended June 30, 2008 compared to 3.41% during the six months ended June 30, 2007.  The margin was impacted by continued competitive pressures along with the impact of falling rates and the acquisitions described above.  The cost of attracting and holding deposited funds along with competition for credit quality loans creates pressure to compress the net interest margin.  Additionally, the acquisition of KNBT resulted in fair value adjustments to loans and deposits in the second quarter of 2008 which, when accreted during the quarter, resulted in increases to net interest income amounting to $5.0 million, and reflected a market rate of return on those acquired assets and liabilities.

       Management conducts a quarterly analysis of the loan portfolio which includes any loan which has been designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and results in the adjustment of the allowance for loan and lease losses (“ALLL”).  During the second quarter 2008 analysis of the ALLL, a variety of factors were considered, some of which included:

•	General economic conditions;

•	Trends in charge-offs for each loan type;

•	The level of nonperforming assets, including loans over 90 days delinquent and impaired loans;

•	Levels of allowance for specific classified assets;

•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade; and

•	Levels of criticized loans.

  The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	6/30/2008*	3/31/2008 *	12/31/2007

Specific reserves	$3,068	$2,310	$613
Allocated reserves	75,368	78,708	54,162
Unallocated reserves	3,206	613	122
	$81,642	$81,631	$54,897

* Includes Christiana and KNBT.

       The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	6/30/2008*	3/31/2008 *	12/31/2007

Nonperforming loans	$21,783	$23,818	$15,285
Nonperforming loans to total loans	0.36%	0.40%	0.39%
Delinquent loans (excluding non-performing loans)	$20,264	20,790	7,041
Delinquent loans to total loans	0.33%	0.35%	0.18%
Classified loans	$110,184	104,730	68,970
Classified loans to total loans	1.80%	1.74%	1.78%
Tier 1 capital and ALLL	$723,865	704,218	454,063
Classified loans to tier 1 capital and ALLL	15.22%	14.87%	15.19%
Total loans	$6,133,598	$6,012,864	$3,875,253

* Includes Christiana and KNBT. Both were acquired during the first quarter of 2008.

Specific Reserve

     The first element of the ALLL is an estimation of losses specific to individual nonperforming loans.  In this process, specific reserves are established based on an analysis of the most probable sources of repayment including liquidation of collateral or the market value of the loan itself.  The specific allowances related to nonperforming loans are set forth in the table detailing the components of the ALLL.  Specific reserves have historically represented a small component of the overall reserve, and fluctuate based on changes in the underlying loans and charge-offs.

Allocated Reserve

  The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to a ten-point quality matrix.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.  The allocated reserves are determined using a baseline factor that is developed from an analysis of historical charge-off experience over the eight rolling quarters for loan pools.  Adjustments may be made to baseline factors for some or all pools based on the assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data.  These may include elements such as changes in credit underwriting, concentration risk and/or other recent observable asset quality trends, as well as an assessment of current economic conditions.  The Company evaluates the ALLL methodology for appropriate enhancements, and it is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the table detailing the components of the ALLL.

  The Company’s ten-year average of the annual net charge-off rate for the years beginning with 1998 through and including 2007 expressed as a percentage of outstanding loans was 0.28%, in line with the 0.29% loss rate for 2007.  The Company’s net charge offs of $6.3 million for the six months ending June 30, 2008 compares to the $3.9 million charged off during the same six month period in 2007.  The increase is the result of the acquisition of Christiana and KNBT and the growth in loan outstandings.  When annualized the first six months of 2008 and 2007 had charge off rates expressed as a percentage of total loans of 0.20% and 0.21% respectively.

  As referenced in the asset quality table, the levels of delinquency, nonperforming loans, and classified loans, have remained stable for the periods presented.  These are primary factors in the determination of the ALLL as described previously.  When compared to total loans, nonperforming loans have ranged from 0.24% to 0.42% over the periods from 2004 through the first six months of 2008.  At June 30, 2008, nonperforming loans totaled $21.8 million, or 0.36% of total loans.

  Delinquent loans ranged between 0.11% and 0.35% of total loans during the periods from 2004 through June 30, 2008.  These loans are considered performing and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.  Delinquent loans at June 30, 2008 were $20.3 million compared to $20.8 million at March 31, 2008 and equalled  0.33% and 0.35% of total loans as of these dates, respectively.  Delinquent loan balances were $7.0 million or 0.18% at December 31, 2007.

  Classified loan balances have a direct impact on the ALLL, specifically the allocated reserves.  As of June 30, 2008, classified loans relative to total loans amounted to 1.80%, slightly higher than the 1.78% at December 31, 2007 and the 1.74% at March 31, 2008.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  The ratio at year end 2007 was 15.19% and is slightly higher at June 30, 2008 at 15.22%.

Unallocated Reserve

  The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  Qualitative factors of this third allowance element are subjective and require judgment on the part of management.  Unallocated reserves have remained relatively stable and are a small component of the overall ALLL.

  The acquisitions  of KNBT and Christiana impacted the six months ended June 30, 2008, which collectively added $25.9 million to the ALLL, $4.8 million in nonperforming loans, $23.8 million in classified loans, and $2.0 billion in total loan balances.

  The Company considers overall adequacy subsequent to the acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.  That experience was reflected in the provision for loan losses made in the first and second quarters of 2008.

  Based on the Company’s quarterly analysis of the allowance for loan and lease losses the Company made a provision for the second quarter 2008 of $3.7 million.  This represents an increase of  $301,000 and $2.2 million compared to the provisions for the quarters ended March 31, 2008 and June 30, 2007, respectively.  Company management believes that the allowance for loan and lease losses of $81.6 million, or 1.33% of total loans and leases at  June 30, 2008, is appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.

  The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Restructured loans	$631	$-
Non-accrual loans and leases	18,566	15,198
Loans and leases past due 90 or more days as to interest or principal	2,586	87
Total non-performing loans and leases	$21,783	$15,285
Other real estate owned	842	-
Total nonperforming assets	$22,625	$15,285

Total loans and leases, including loans held for sale	6,133,598	3,875,253
Average total loans and leases	5,662,108	3,825,406
Allowance for loan and lease losses	$81,642	$54,897

Allowance for loan and lease losses to:
Nonperforming assets	360.80%	359.20%
Total loans and leases	1.33%	1.42%
Average total loans and leases	1.44%	1.44%

     An analysis of loan and lease charge-offs for the three and six months ended June 30, 2008 as compared to 2007 is as follows:
	For Six Months Ended		For Three Months Ended
(dollars in thousands)	June 30,		March 31,
	2008	2007	2008	2007
Net charge-offs	$6,260	$3,915	$3,700	$2,304

Net charge-offs (annualized) to:
Total loans and leases	0.20%	0.21%	0.24%	0.25%
Average total loans and leases	0.22%	0.21%	0.25%	0.25%
Allowance for loan and lease losses	15.30%	13.85%	18.13%	16.17%

        The foregoing data is considered in the context of economic conditions prevailing in our trading area, principally eastern and central Pennsylvania.  The Company’s loan portfolio reflects a reasonably diverse cross-section of industries located in this trading area, generally reflecting the local business environment.  Typically, this area has not experienced the high levels of growth experienced by certain other areas of the United States during periods of economic expansion; similarly, this area has not experienced the high levels of economic contraction experienced elsewhere in the United States during periods of economic stagnation or decline.  Accordingly, the Company does not expect the current economic downturn to be as severe in its trading area as in many other parts of the United States.

Total non-interest income increased $10.1 million or 56.8% during the second quarter of 2008 compared to the same period in 2007.  Income from wealth management increased by $4.2 million or 98.5%, largely the result of a higher level of assets under management and administration.  Insurance agency revenue increased by $2.5 million or 166.8%, primarily due to the acquisition of KNBT.  Service charges on deposit accounts increased by $2.0 million or 46.6%, as a result of the increased level of deposits and number of accounts.  Cash management and electronic banking fees increased $1.6 million or 75.9%, for similar reasons.  The decline in mortgage banking income of $132,000 or 11.9%, reflects general market conditions as well as our decision to withdraw from the wholesale origination business during the first quarter of 2007.  Similarly, for the first six months of 2008, non-interest income increased $17.6 million or 51.1% compared to the same period in 2007.  For reasons noted above, this increase resulted from an increase in wealth management income of $7.8 million or 93.0%, insurance agency revenue of $4.1 million or 110.8%, service charges on deposit accounts of  $3.2 million or 37.7% and cash management and electronic banking fees of $2.6 million or 63.9%.  These were offset by a decrease in mortgage banking income of $417,000 or 21.0% resulting from market conditions described earlier.  Also, net gains on investment sales decreased $749,000 reflecting lower sales volume.

Non-interest expenses increased $19.8 million or 58.0% during the second quarter of 2008 compared to second quarter 2007, to $53.8 million.  For the first six months, non-interest expense increased $34.9 million or 51.5%.  Salaries, wages and benefits increased $10.7 million or 52.3% in the second quarter and $19.5 million or 47.4% for the first six months, primarily due to the acquisition/merger of Christiana and KNBT, which added 846 employees.  Premises and equipment expenses also increased $4.2 million or 85.9% for the second quarter 2008 as compared to the second quarter 2007 and $7.1 million or 71.7% for the first six months compared to 2007, primarily as a result of approximately 58 additional community banking offices due to the additions of Christiana and KNBT.

Income before income taxes increased $16.0 million or 7.7% in the second quarter of 2008 compared to the same time period in 2007.  Income taxes increased $5.0 million or 111.8% for the quarter ended June 30, 2008.  The Company’s effective tax rate increased to 25.7% for the second quarter of 2008 compared to 21.5% for second quarter 2007.  For the first six months of 2008, income before income taxes increased $24.5 million or 60.5%, and income taxes increased $7.4 million or 84.5%, compared to the same time period in 2007.  The Company’s effective tax rate increased to 24.8% for the first six months of 2008, compared to 21.6% for the first six months of 2007.  The increase in income taxes and the effective tax rate for the second quarter and year to date 2008 was due primarily to the higher level of taxable earning assets in 2008 resulting from the acquisition of KNBT, which had virtually no tax-free income.

FINANCIAL CONDITION

The Company’s total assets were $9.2 billion at June 30, 2008, an increase of $3.42 billion or 58.7% from the $5.82 billion at December 31, 2007.  The increase was primarily the result of the $2.98 billion and $144.8 million in assets acquired from KNBT and Christiana, respectively.

      Total cash and cash equivalents increased $93.9 million or 84.2% to $205.5 million at June 30, 2008 when compared to $111.5 million at December 31, 2007.  The primary reason for the increase was $44.8 in cash and cash equivalents acquired from KNBT and increases in cash and due from banks.

      The Company’s loans and leases, including loans held for sale, were $6.13 billion at June 30, 2008, an increase  of $2.26 billion or 58.3% from the December 31, 2007 balance of $3.88 billion.   The growth was primarily due to the increase of $1.86 billion in loans acquired from KNBT and continued strength in the commercial loan portfolio which increased by approximately $158.6 million during the second quarter.  Company management targets loan growth in the mid-single digits for all of 2008.

As of June 30, 2008, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities were $953.1 million or 15.5% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.06 billion or 17.2% of total loans.   The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.  The Company did not originate loans considered “Alt A” or “Sub-prime” during the quarter ended June 30, 2008.  For the quarter ending March 31, 2008, Alt A originations totaled 2.2% of the total Company’s mortgage originations and none of these were considered Sub-prime loans.  Alt A loans are those to borrowers who generally have average credit scores, but higher loan-to-value ratios, up to 100% of the cost of the property.  The Company sells Alt A loans and Sub-prime loans, if any, to investors in the secondary market, subject to recourse claims for a period of time for defaults related to borrower payments and/or Company representations.  Recourse claims year-to-date June 30, 2008 were not material to the Company’s financial position or results of operations.  The Company did not experience a notable increase in recourse claims during this period.  KNBT had purchased a portfolio of residential mortgages prior to the merger, which contained some Alt A loans.  Approximately 6.1% of the Company’s residential mortgage portfolio consists of these purchased Alt A loans.

•	Commercial loans were $4.12 billion or 67.3% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

      For a discussion of asset quality and allowance for loan and lease losses, please refer to the subsection captioned “Results of Operations.”

Investment securities (including both available-for-sale and held-to-maturity) totaled $1.94 billion at June 30, 2008, an increase of $562.4 million or 40.7% from December 31, 2007.  The primary reason for the increase was the addition of $666.1 million in securities from the KNBT acquisition.  National Penn reclassified its CDO investments, which includes bank and insurance company pools of trust preferred debt and one synthetic CDO, from available-for-sale to held-to-maturity during the second quarter.  This action reflects the Company intent to hold these investments to maturity and will prevent future fair value marks in this portfolio from affecting capital ratios.  For further information, reference Footnote 12, “Fair Value.”

At June 30, 2008, Bank Owned Life Insurance, goodwill, other intangible assets and other assets increased by a combined total of $471.6 million or 114.3%.  The increase was primarily due to the acquisitions of KNBT and Christiana.

Liabilities totaled $8.19 billion at June 30, 2008, an increase of $2.93 billion or 55.8% compared to liabilities at December 31, 2007.  Aggregate deposits, the primary source of the Company’s funds, increased $2.14 billion or 54.2% at June 30, 2008 as compared with $3.95 billion at December 31, 2007.  This increase reflects the assumption of $1.94 billion and $117.3 million in deposits from the acquisitions of KNBT and Christiana, respectively.

In addition to deposits, earning assets are funded to an extent through purchased funds and borrowings.  These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations and subordinated debt.  In the aggregate, these funds totaled $2.0 billion at June 30, 2008, an increase of $742.7 million or 59.2% over $1.25 billion at December 31, 2007.  Securities sold under repurchase agreements increased $301.3 million or 62.2% to $785.6 million as compared to $484.2 million at December 31, 2007.  The KNBT acquisition added $235.3 million in retail and wholesale repurchase agreements.  Long-term borrowings increased $414.3 million or 67.1% to $1.03 billion at June 30, 2008 as compared with $617.2 billion at December 31, 2007.  The acquisition of KNBT added $304.8 million to long-term borrowings.

Shareholders’ equity increased $482.4 million or 85.5% to $1.05 billion at June 30, 2008 compared to $563.9 million at December 31, 2007.  Retained earnings increased $24.6 million or 28.6% to $109.6 million over this period primarily due to the Company’s retention of net income for the six months ended June 30, 2008.  The increase in shareholders’ equity was partially offset by a $37.5 million or 875.3% decrease in accumulated other comprehensive income.  This was due to decreases in valuation levels in the available for sale investment securities portfolio as a result of the general market conditions in the corporate credit market.  Treasury stock declined $8.0 million primarily due to Treasury shares utilized for the Company’s acquisitions of KNBT and Christiana.  Cash dividends paid for the six months ended June 30, 2008 increased $6.2 million or 38.6% to $22.3 million compared to $16.1 million for the comparable period in 2007.  The primary reason for the increase was the issuance of shares for the acquisitions of KNBT and Christiana.  The percentage of first quarter earnings retained was 54.2% and 49.2% for 2008 and 2007, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

       Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  The Company manages liquidity risk to help insure that it can obtain cost-effective funding to meet current and future obligations under both normal and stressful circumstances.  During the past year, liquidity has tightened and competition for deposits has intensified.  These factors have combined to cause an increased use of wholesale funding.  Wholesale funding is defined as funding sources outside our core deposit base, such as the national jumbo CD market, correspondent bank borrowings, or brokered CD’s.  At the present time, we have adequate availability of wholesale funding.  Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

The Company’s main liquidity concern is that due to uncertainties in the current economic environment, the Company may suffer an outflow of funds as depositors withdraw cash.  The Company has sought to prepare for this potential by working to build its share of customers’ banking business (on the theory that even if some funds are withdrawn, the Company will still retain a larger share than it had in the past), growing its government banking unit, reviewing its deposit product offerings, establishing additional non-core sources of funding and continuing to develop its capability to securitize assets.

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

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at June 30, 2008:

	Repricing Periods
	Within	Three Months	One Year	Over
(dollars in thousands)	Three	Through	Through	Five
	Months	One Year	Five Years	Years
Assets
Fed Funds Sold	$-	$-	$-	$-
Investment securities	402,715	210,889	625,593	858,200
Loans and leases (1)	2,313,956	868,777	2,112,780	805,186

Liabilities and equity
Non-interest bearing deposits	36,934	77,565	308,580	362,110
Interest bearing deposits	3,585,590	1,272,070	327,796	102,124
Borrowed funds	715,470	204,931	766,494	160,386
Subordinated debt	106,064	36,083	-	-

Total	$-	$-	$-	$-

Periodic Interest sensitivity gap	(1,727,387)	(510,983)	1,335,503	1,038,766
Cumulative interest rate sensitivity gap	(1,727,387)	(2,238,370)	(902,867)	135,899

(1)Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the second calendar quarter of 2008. The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities , and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

The Company uses simulation models to assess the impact of changing interest rates to Market Value Portfolio Equity (MVPE) and Net Income.  The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition, and maturity or repricing characteristics of the balance sheet.  The assumptions are based on the interest rate environment at period end.  Management also evaluates the impact of higher and lower interest rates by simulating the impact on MVPE and net income of changing rates.  While management performs rate shocks of plus and minus 100, 200 and 300 basis points, it believes, given the level of interest rates at June 30, 2008, that it is unlikely that interest rates would decline by 200 or 300 basis points.  Actual results may differ from simulated results due to various factors including the timing, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments.  The calculated estimates of change in MVPE at June 30, 2008 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$962,281	-18.50%
+ 200 basis point rate shock	1,041,593	-11.78%
+ 100 basis point rate shock	1,117,578	-5.34%
Static - base case	1,180,643	0.00%
- 100 basis point rate shock	1,205,930	2.14%
- 200 basis point rate shock	1,183,031	0.20%
- 300 basis point rate shock	1,127,849	-4.47%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)
	June 30, 2008		June 30, 2007
Change in	$ Change in	% Change in	$ Change in	% Change in
Interest Rates	Net Income	Net Income	Net Income	Net Income
(in basis points)
+ 300	(11,637)	-10.43%	(6,922)	-10.07%
+ 200	(7,029)	-6.30%	(3,490)	-5.08%
+ 100	(2,507)	-2.25%	(1,521)	-2.21%
- 100	(992)	-0.89%	2,450	3.57%
- 200	(9,455)	-8.47%	4,095	5.96%
- 300	(15,226)	-13.65%	4,989	7.26%

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

The Company uses financial derivative instruments for management of interest rate sensitivity.  The Asset Liability Committee (ALCO) approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments.  The Company does not use any of these instruments for trading purposes.  Refer to Note 11 for a further discussion of derivatives.

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2008:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$39,612	$6,093	$9,804	$6,318	$17,397
Remaining contractual maturities of time deposits	2,313,061	1,980,667	270,622	59,918	1,854
Loan commitments	1,839,955	1,024,576	178,009	64,491	572,879
Long-term borrowed funds	1,031,530	131,942	265,134	113,474	520,980
Guaranteed prefered beneficial interests in Company's
subordinated debentures	142,148	-	-	-	142,148
Letters of credit	193,352	132,218	50,775	10,359	-
Total	$5,559,658	$3,275,496	$774,344	$254,560	$1,255,258

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at June 30, 2008.

 CAPITAL LEVELS

The following table sets forth capital ratios for the Company and its banking subsidiaries:

	Tier 1 Capital to		Tier 1 Capital to Risk-Weighted		Total Capital to Risk-Weighted
	Average Assets Ratio		Assets Ratio		Assets Ratio
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007

The Company	7.60%	7.76%	9.39%	9.54%	10.59%	10.81%
National Penn Bank	7.64%	7.29%	9.51%	8.99%	10.70%	10.22%
Christiana	10.41%	13.77%	12.34%	14.72%	13.59%	15.97%
“Well Capitalized” institution (under banking regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

  The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At June 30, 2008, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2008, National Penn Bank and Christiana met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

  The Company, National Penn Bank, and Christiana each are not under any agreement with regulatory authorities. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Company, National Penn Bank or Christiana.

RELATED PARTY TRANSACTIONS

During the first six months of 2008, there were no material transactions between the Company and any related party, as defined in SFAS No. 57, Related Party Disclosures, including any person who, because of a prior relationship with the Company, i.e., former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy and local market conditions will likely result in modest deposit and loan growth in the low to mid single-digit percentages during the remainder of 2008.

•
The principal challenges faced by the Company today are to grow its earnings in light of the pressure on interest margin due to current and anticipated interest rate levels and the competitive environment, as well as increasing credit quality pressures.  Management seeks to increase net interest income principally through increased volume, including volume from mergers and acquisitions, to increase non-interest income, especially revenues from insurance and wealth management activities, and to contain costs.  The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions, especially in the real estate market, and their effect on its overall credit quality.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of June 30, 2008, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  During the quarter ended June 30, 2008, in conjunction with the integration of KNBT and Christiana (acquired on February 1, 2008 and January 4, 2008, respectively), National Penn continued implementing or changing key procedures, systems, and personnel throughout the organization, a process begun in first quarter 2008.  Significant procedural changes included additional controls surrounding cash, consumer lending, and trust asset management as well as enhanced segregation and approval of payroll.  To bridge the gap between the legal closings of the mergers and the systems conversions, temporary controls such as additional general ledger reconciliations and system access reviews were put in place prior to the systems conversion.  Other than the foregoing, there were no changes in National Penn’s internal control over financial reporting during second quarter 2008 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

Changes related to the integration of KNBT and Christiana are expected to continue at least through fourth quarter 2008, including changes related to the core operating and trust system conversions.

There are inherent limitations to the effectiveness of any control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model.  National Penn intends to continue to improve and refine its internal control over financial reporting. This process is ongoing.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of June 30, 2008.

 Variations in interest rates may negatively affect National Penn’s financial performance.

 Changes in interest rates may reduce profits. The primary source of income for National Penn is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to repay their obligations. In a declining interest rate environment, National Penn may be unable to re-price deposits downward in the same magnitude and/or with the same timing as the movement in its interest-sensitive assets.  Accordingly, changes in levels of market interest rates, whether upward or downward, could materially adversely affect National Penn’s net interest spread, loan origination volume, asset quality and overall profitability.

          Capital market conditions may affect National Penn's liquidity and market value of assets.

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

   The Company owns a portfolio of Collateralized Debt Obligation investments.  Ultimately the quality of these CDO investments will depend on the financial strength of the individual issuers or reference credits, coupled with the protections afforded to the rated class holders within the structure of each CDO.  In a similar vein, conditions in the capital markets have been affected by the turmoil in Sub-prime debt.  There has been a spillover effect of this turmoil into other asset classes, notwithstanding the underlying performance of those asset classes.  The market value of National Penn’s investments may be affected by these conditions, resulting in changes in asset values that could reduce National Penn’s profits or liquidity.

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
.
    Governmental regulation, legislation and accounting industry pronouncements could adversely effect National Penn.

    National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. These laws, which are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds, may change from time to time.  In addition, the Company is subject to changes in accounting rules and interpretation.  National Penn cannot predict what effect any presently contemplated or future changes in these areas or in their interpretations would have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

            National Penn's ability to pay dividends depends primarily on dividends from its banking subsidiaries, which are subject to regulatory limits.

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

            National Penn's future acquisitions could dilute ownership of National Penn and may cause National Penn to become more susceptible to adverse economic events.

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

            National Penn's future information technology needs, developments and events may negatively affect National Penn's financial performance and reputation.

    Effective and competitive delivery of National Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors.  As technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn, and National Penn’s need to attract, retain and motivate qualified personnel becomes increasingly critical.

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
•
Projected business increases following completed transactions, new product development, geographic expansion, and productivity and investment initiatives may be lower than expected, and recovery of associated costs may take longer than expected.

•	National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons or otherwise.
•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected.
•
General economic or business conditions, either nationally or in the regions in which National Penn does business, may deteriorate or be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

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

•
Maintaining information security, and dealing with any breach of information security, whether by National Penn or by a third party, may be more difficult and expensive than expected and may present operational or reputation risks.

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
•
In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions due to stock price changes of financial service companies may require increased management/board attention, efforts and commitments, deferring or decreasing the focus on business development and operations.

•	A downward movement in real estate values and sales could adversely affect National Penn’s asset quality and earnings.
•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.
•	Changes in consumer spending and savings habits could adversely affect National Penn’s business.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      Unregistered Sales of Equity Securities.

  There were no unregistered sales of National Penn equity securities during the quarter ended June 30, 2008.

Stock Repurchases

  The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2008:
			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs
Period
April 1, 2008 through April 30, 2008	0	N/A	0	627,427

May 1, 2008 through May 31, 2008	0	N/A	0	627,427

June 1,2008 through June 30, 2008	0	N/A	0	627,427

1. Transactions are reported as of settlement dates.
2. National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.
3. The number of shares approved for repurchase unde National Penn's current stock repurchase programs is 2,121,800 (as adjusted for the 3% stock dividend on September 28, 2007).
4. National Penn's curent stock repurchase plan or program expired during the period covered by the table.
5. No National Penn stock repurchase plan or program expired during the period covered by the table.
6. National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

 Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2008 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 21, 2008.  Notice of the meeting was mailed to shareholders of record on or about March 25, 2008 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The annual meeting was held (a) to elect five Class III directors to hold office for three years from the date of election and until their successors are elected and qualified, (b) to ratify the selection of the Company’s independent auditors for 2008, and (c) to consider a shareholder proposal (an advisory vote only) on declassification of the Board of Directors.

Election of Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected.  The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors, were as follows:

Nominees	For	Withheld	Abstentions
Thomas A. Beaver	62,370,008	1,717,177	0
Robert L. Byers	61,920,225	2,166,960	0
Jeffrey P. Feather	62,029,507	2,057,678	0
Patricia L. Langiotti	61,774,954	2,312,231	0
Natalye Paquin	61,723,602	2,363,583	0

Ratification of Auditors

There was no solicitation in opposition to the Board’s proposal to ratify the selection of the Company’s independent auditors for 2008, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
62,317,376	560,861	363,338	0

Shareholder Proposal - Board Declassification

The Board opposed the Shareholder Proposal (advisory vote only) on declassification of the Board of Directors and solicited proxies against its approval.  There was no solicitation in favor of the proposal, and the proposal was not approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for and against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
20,428,251	27,635,200	1,374,184	13,803,940

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Dated:	August 8, 2008	By:	/s/ Glenn E. Moyer
			Name:	Glenn E. Moyer
			Title:	President and Chief Executive Officer

Dated:	August 8, 2008	By:	/s/ Michael R. Reinhard
			Name:	Michael R. Reinhard
			Title:	Treasurer and Chief Financial Officer