Form 10-Q
period 2008-09-30
NATIONAL PENN BANCSHARES INC
filed 2008-11-06
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filera non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer”and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ____   No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock (no stated par value)	(No.) Shares: 80,070,260

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
(dollars in thousands)	2008	2007

ASSETS
Cash and due from banks	$133,792	$104,292
Interest-bearing deposits with banks	19,117	7,228
Fed funds sold	44,000	-
Total cash and cash equivalents	196,909	111,520

Investment securities held to maturity
(Fair value approximates $305,164 and $243,218 for 2008 and 2007, respectively)	391,725	243,595
Investment securities available for sale, at fair value	1,587,852	1,137,426
Loans and leases held for sale	5,317	3,823
Loans and leases, less allowance for loan and lease losses of $83,696 and $54,897
for 2008 and 2007, respectively	6,118,608	3,816,533
Premises and equipment, net	106,968	61,214
Premises held for sale	3,890	-
Accrued interest receivable	39,065	26,430
Bank owned life insurance	192,594	102,407
Goodwill	546,270	261,552
Other intangible assets, net	38,768	16,160
Unconsolidated investments under the equity method	11,470	11,490
Other assets	77,359	32,271
TOTAL ASSETS	$9,316,795	$5,824,421

LIABILITIES
Deposits
Non-interest bearing deposits	$782,819	$522,716
Interest bearing deposits	5,437,824	3,423,447
Total deposits	6,220,643	3,946,163

Securities sold under repurchase agreements and federal funds purchased	745,417	484,223
Short-term borrowings	113,998	12,800
Long-term borrowings	979,513	617,183
Subordinated debentures
($57,186 and $62,676 at fair value for 2008 and 2007, respectively)	134,507	139,997
Accrued interest payable and other liabilities	76,704	60,108
TOTAL LIABILITIES	8,270,782	5,260,474

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, none issued	-	-
Common stock, no stated par value; authorized 100,000,000 shares, issued and outstanding 2008 - 79,886,282; 2007 - 49,068,819; net of shares in
Treasury: 2008 - 0; 2007 - 544,061	980,894	491,011
Retained earnings	115,291	85,242
Accumulated other comprehensive loss	(50,172)	(4,281)
Treasury stock	-	(8,025)
TOTAL SHAREHOLDERS' EQUITY	1,046,013	563,947

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,316,795	$5,824,421

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007

INTEREST INCOME
Loans and leases, including fees	$97,120	$69,401	$282,621	$201,926
Investment securities
Taxable	14,617	9,793	44,072	28,985
Tax-exempt	8,913	6,479	23,364	17,894
Federal funds sold and deposits in banks	67	54	566	166
Total interest income	120,717	85,727	350,623	248,971
INTEREST EXPENSE
Deposits	35,772	31,886	108,137	92,168
Securities sold under repurchase agreements and federal
funds purchased	5,187	4,393	15,750	14,756
Short-term borrowings	89	66	130	144
Long-term borrowings	12,721	10,286	36,966	26,394
Total interest expense	53,769	46,631	160,983	133,462
Net interest income	66,948	39,096	189,640	115,509
Provision for loan and lease losses	6,876	1,420	13,997	4,032
Net interest income after provision for loan and lease losses	60,072	37,676	175,643	111,477
NON-INTEREST INCOME
Wealth management income	8,239	4,359	24,362	12,711
Service charges on deposit accounts	6,880	4,461	18,465	12,873
Bank owned life insurance income	1,702	1,102	5,124	4,490
Other operating income	1,826	2,049	7,167	5,876
Net gains from fair value changes	7,641	1,188	5,490	1,214
Net gains on investment securities	276	600	660	1,733
Other than temporary impairment investments	(20,000)	-	(20,000)	0
Mortgage banking income	882	468	2,451	2,454
Insurance commissions and fees	3,913	1,556	11,687	5,243
Cash management and electronic banking fees	3,917	2,241	10,560	6,295
Equity in undistributed net earnings (loss) of unconsolidated
investments	1,574	226	2,996	(147)
Total non-interest income	16,850	18,250	68,962	52,742
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,998	20,982	92,525	62,038
Net premises and equipment	8,416	4,867	25,442	14,786
Advertising and marketing expenses	1,280	1,007	4,354	3,123
Other operating expenses	12,393	7,245	34,506	21,982
Total non-interest expense	54,087	34,101	156,827	101,929

Income before income taxes	22,835	21,825	87,778	62,290
Income tax expense	3,607	5,018	19,743	13,766
NET INCOME	$19,228	$16,807	$68,035	$48,524

PER SHARE OF COMMON STOCK
Basic earnings	$0.24	$0.34	$0.91	$0.98
Diluted earnings	$0.23	$0.34	$0.90	$0.97
Dividends paid in cash	$0.1700	$0.1626	$0.5100	$0.4879

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
NINE MONTHS ENDED SEPTEMBER 30, 2008				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Loss	Stock	Total	Income

Balance at December 31, 2007, as previously reported	49,068,819	$491,011	$85,242	$(4,281)	$(8,025)	$563,947
Cumulative effect of adoption of EITF 06-4	-	-	(2,112)	-	-	(2,112)
Balance at December 31, 2007, as revised	49,068,819	491,011	83,130	(4,281)	(8,025)	561,835
Net income	-	-	68,035		-	68,035	$68,035
Cash dividends declared	-	-	(35,874)		-	(35,874)
Shares issued under share-based plans,
net of excess tax benefits	902,059	5,676	-		2,766	8,442
Share-based compensation		1,491			-	1,491
Shares issued for the acquisition of Christiana	2,732,813	43,839			-	43,839
Shares issued for the acquisition of KNBT	27,205,548	438,877			5,623	444,500
Other comprehensive (loss), net of reclassification
adjustment and taxes		-	-	(45,891)	-	(45,891)	(45,891)
Total comprehensive income		-	-		-	-	$22,144
Treasury shares purchased	(22,957)				(364)	(364)
Balance at September 30, 2008	79,886,282	$980,894	$115,291	$(50,172)	$(0)	$1,046,013

	September 30, 2008
	Before Tax	Tax (expense)	Net of Tax
	Amount	Benefit	Amount

Unrealized (losses) on securities
Unrealized holding (losses) arising during period	$(89,942)	$31,480	$(58,462)
Reclassification adjustment for losses
realized in net income	(19,340)	6,769	(12,571)
Other comprehensive (loss), net	$(70,602)	$24,711	$(45,891)

				Accumulated
NINE MONTHS ENDED SEPTEMBER 30, 2007				Other
	Common		Retained	Comprehensive	Treasury		Comprehensive
(dollars in thousands)	Shares	Value	Earnings	Loss	Stock	Total	Income

Balance at December 31, 2006, as previously reported	47,940,831	$467,288	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of FAS No. 159	-	-	(1,732)	-	-	(1,732)
Balance at December 31, 2006, as revised	47,940,831	467,288	75,933	1,861	(3,945)	541,137
Net income	-	-	48,524	-	-	48,524	$48,524
Cash dividends declared	-	-	(24,180)	-	-	(24,180)
3% stock dividend	1,444,263	23,389	(23,389)	-	-	-
Shares issued under share-based plans,
net of excess tax benefits	457,327	(1,766)	-	-	7,834	6,068
Share-based compensation	-	1,961	-	-	-	1,961
Other comprehensive (loss), net of reclassification
adjustment and taxes	-	-	-	(8,319)	-	(8,319)	(8,319)
Total comprehensive income	-	-	-	-	-	-	$40,205
Treasury shares purchased	(691,907)	-	-	-	(10,869)	(10,869)
Balance at September 30, 2007	49,150,514	$490,872	$76,888	$(6,458)	$(6,980)	$554,322

	September 30, 2007
	Before	Tax (expense)	Net of Tax
	Tax Amount	Benefit	Amount
Unrealized (losses) on securities
Unrealized holding (losses) arising during period	$(11,065)	$3,872	$(7,193)
Reclassification adjustment for gains
realized in net income	1,733	(607)	1,126
Other comprehensive (loss), net	$(12,798)	$4,479	$(8,319)

____________________________________________________
The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(dollars in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$68,035	$48,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,997	4,032
Share-based compensation expense	1,491	1,961
Depreciation and amortization	16,048	8,021
Deferred income tax (benefit) expense	(1,510)	354
(Accretion) amortization of premiums and discounts on investment securities, net	(1,877)	2,757
Investment securities gains, net	(660)	(1,733)
Undistributed net (earnings) losses of equity-method investments	(2,996)	147
Loans originated for resale	(93,746)	(169,431)
Proceeds from sale of loans	95,289	144,942
Gain on sale of loans, net	(1,543)	(2,212)
Gain on sale of other real estate owned, net	-	(274)
Gain on sale of bank building(s)	-	(170)
Change in fair value of subordinated debt	(5,490)	(1,214)
Loss on recognition of impairment on security	20,000	-
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,822)	(1,604)
Decrease in accrued interest payable	(7,601)	(494)
Decrease (increase) in other assets	3,249	(5,648)
(Decrease) increase in other liabilities	(23,463)	1,155
Net cash provided by operating activities	77,401	29,113

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	35,852	-
Proceeds from maturities of investment securities held to maturity	11,145	7,905
Purchase of investment securities held to maturity	-	(1,653)
Proceeds from sales of investment securities available for sale	36,245	8,911
Proceeds from maturities of investment securities available for sale	266,029	103,236
Purchase of investment securities available for sale	(326,620)	(263,127)
Net increase in loans and leases	(364,400)	(162,938)
Purchases of premises and equipment	(9,546)	(10,457)
Proceeds from the sale of other real estate owned	865	1,879
Proceeds from sale of bank building(s)	636	399
Net cash used in investing activities	(349,794)	(315,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest bearing demand deposits and
savings accounts	243,658	68,074
Net increase (decrease) in certificates of deposit	(27,302)	34,116
Net increase in securities sold under agreements to repurchase and federal
funds purchased	150,849	37,395
Net increase (decrease) in short-term borrowings	98,548	(2,380)
Proceeds from new long-term borrowings	150,000	400,000
Repayments of long-term borrowings	(226,130)	(233,315)
Shares issued under share-based plans	4,095	1,840
Excess tax benefits on share-based plans	302	257
Purchase of Treasury stock	(364)	(6,899)
Cash dividends	(35,874)	(24,180)
Net cash provided by or used in financing activities	357,782	(274,908)
Net increase (decrease) in cash and cash equivalents	85,389	(11,824)
Cash and cash equivalents at beginning of year	111,520	111,203
Cash and cash equivalents at end of period	$196,909	$99,379

The accompanying notes are an integral part of these financial statements.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Penn Bancshares, Inc. (“National Penn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods.  All significant intercompany balances and transactions have been eliminated.

The financial statements presented include the results of Christiana Bank & Trust Company (“Christiana”) since its acquisition on January 4, 2008 and KNBT Bancorp, Inc. (“KNBT”) since its acquisition on February 1, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Greenville, Delaware-based Christiana operates two offices in Delaware.  Christiana Corporate Services, Inc., a wholly owned subsidiary of Christiana, provides commercial domicile and agency services in Delaware.  Monarch Management Services LLC, wholly owned by Christiana Corporate Services, Inc., provides commercial domicile services in Delaware.  Christiana Trust Company LLC, a Nevada non-depository trust company, wholly owned by Christiana, provides commercial domicile and trust services in Nevada.

Acquisition of KNBT

On February 1, 2008, the Company completed its acquisition of KNBT.  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,413,153 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,205,548 shares of National Penn common stock.  The total purchase price was valued at approximately $451.7 million, including 2,087,612 outstanding stock options to purchase shares of KNBT common stock which were converted into options to purchase 2,150,240 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT is included in the Company’s financial results from the date of acquisition, February 1, 2008. The acquisition price resulted in recording $248.6 million of goodwill and $25.3 million in other identifiable intangible assets, with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.

        The Company acquired $3.0 billion in assets, and loans and deposits of $1.8 billion and $1.9 billion, respectively, as detailed in the following table:

Balance Sheet
Acquired
(dollars in thousands)	February 1, 2008

Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans net of loan loss allowance	1,831,367
Premises and equipment	45,851
Goodwill	248,644
Identifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	98,746
Total Assets	$2,979,236

Liabilities:
Deposits	$1,940,800
Borrowings	548,805
Other Liabilities	37,915
Total Liabilities	$2,527,520

Net assets acquired	$451,716

         The primary reasons for acquiring KNBT were for the Company to be able to expand its customer base into new territory, enhance its already existing Lehigh Valley presence, further grow its wealth management and insurance agency operations, enhance its earnings capacity, and provide significant cost savings through consolidation of operations.

The following table details pro forma financial results for KNBT and National Penn for the nine months ended September 30, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:
(dollars in thousands, except per share data)	Pro-forma	Pro-forma
	September 30, 2008	September 30, 2007*

Total revenue	$254,491	$240,121
Non-interest expense	163,646	161,373
Pre tax net income	90,845	78,748
Income tax	20,788	19,466
Net income	$70,057	$59,282

Pro forma EPS:
Basic EPS	$0.90	$0.78
Diluted EPS	$0.89	$0.77

*Pro forma results do not include Christiana.

3.  LOANS

   The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired loans was $26.2 million on September 30, 2008.  The total balance of impaired loans with a specific valuation allowance at September 30, 2008 was $5.7 million.  The specific valuation allowance allocated to these impaired loans was $3.8 million.  The total balance of impaired loans without a specific valuation allowance was $20.5 million.  Impaired loans acquired from KNBT were recorded net of specific reserves of $227,000 in accordance with SOP 03-03 Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

   The balance of impaired loans was $15.2 million at December 31, 2007.  The total balance of impaired loans with a valuation allowance at December 31, 2007 was $613,000; the specific valuation allowance allocated to these impaired loans was $613,000.  The total balance of impaired loans without a specific valuation allowance at December 31, 2007 was $14.6 million.

   The Company recognizes income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

4.  SHAREHOLDERS’ EQUITY

          On October 22, 2008, the Company’s Board of Directors declared a cash dividend of $0.1725 per share payable on November 17, 2008, to shareholders of record on November 1, 2008.

          On July 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share paid on August 16, 2008, to shareholders of record on August 2, 2008.

 On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share paid on May 17, 2008, to shareholders of record on May 3, 2008.

 On October 22, 2008 the Company’s Board of Directors authorized management to conduct a review of the U.S. Treasury’s Capital Purchase Program and, if satisfactory, to apply for participation up to the maximum allowable amount of approximately $200 million. If approved and funded, this unique source of cost-effective new capital will further bolster National Penn’s balance sheet and will provide additional resources for the growth opportunities National Penn is currently seeing in its core markets.

  On the same date, the Company’s Board of Directors also approved enhancements to the Company’s Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan. Optional cash contributions may now be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000.  These provisions will continue until the earlier of December 31, 2009 or the date on which the Company receives at least $50 million in voluntary cash contributions under the Plan, unless the Plan is extended further by the Board.

  The Company’s Board of Directors has authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  As of December 31, 2007, the Company repurchased a total of 1,471,416 shares under this repurchase authorization.  During the six months ended June 30, 2008, an additional 22,957 shares were repurchased at an average price of $15.87 per share. No shares were repurchased during the third quarter, and in fact the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimus stock repurchases.  These actions were taken in light of the current economic environment and have helped to preserve the Company’s capital ratios.

5. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

		Three Months Ended September 30,
	2008			2007
	Net	Average		Net	Average
(dollars in thousands,	Income	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income available to
common stockholders	$19,228	79,742	$0.24	$16,807	49,147	$0.34
Effect of dilutive securities:
Options	-	754	(0.01)	-	494	-
Diluted earnings per share
Net income available to
common stockholders
plus assumed conversions	$19,228	80,496	$0.23	$16,807	49,641	$0.34

		Nine Months Ended September 30,
	2008			2007
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to
common stockholders	$68,035	74,834	$0.91	$48,524	49,445	$0.98
Effect of dilutive securities:
Options	-	637	(0.01)	-	609	(0.01)
Diluted earnings per share
Net income available to
common stockholders
plus assumed conversions	$68,035	75,471	$0.90	$48,524	50,054	$0.97

       For the three months ended September 30, 2008, restricted shares totaling 55,493 with an average grant price of $16.71 per share and options to purchase shares of common stock totaling 3,988,508 with grant prices ranging from $14.48 to $21.49 per share were outstanding, but not used in computing the effect of dilutive securities because the option exercise price was greater than the average market price.  For the nine months ended September 30, 2008, restricted shares totaling 54,193 with an average grant price of $16.71 per share and options to purchase shares of common stock totaling 3,541,751 with grant prices ranging from $14.48 to $21.49 were outstanding.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met at either the three or nine months ended September 30, 2008.

Restricted shares totaling 21,273 with grant prices ranging from $18.82 to $19.48 per share and options to purchase shares of common stock totaling 1,842,937 with grant prices ranging from $17.67 to $21.49 were outstanding for the three and nine months ended September 30, 2007. The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares had not been met at either the three or nine months ended September 30, 2007.  The options were not included in the computation of diluted earnings per share for the three or nine months ended September 30, 2007 because the option exercise price was greater than the average market price.

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

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank (“NPB”) and Christiana.  For example, commercial lending is dependent upon the ability of NPB and Christiana to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  The goodwill from the KNBT and Christiana acquisitions allocated to this reportable segment is $273.7 million.

The Company has also identified several other operating segments.  These non-reportable segments include wealth management, insurance, leasing, and the Parent and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative or qualitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The goodwill from the KNBT and Christiana acquisitions allocated to these non-reportable segments is $11.0 million.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Nine Months Ended
	September 30, 2008
	Community
(dollars in thousands)	Banking	Other	Consolidated

Total assets	$9,240,770	$76,025	$9,316,795
Total deposits	6,220,643	-	6,220,643
Net interest income (loss)	193,028	(3,388)	189,640
Total non-interest income	31,066	37,896	68,962
Total non-interest expense	129,420	27,407	156,827
Net income	63,728	4,307	68,035

	As of and for the Nine Months Ended
	September 30, 2007
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$5,018,843	$745,088	$5,763,931
Total deposits	3,927,823	0	3,927,823
Net interest income (loss)	120,581	(5,072)	115,509
Total non-interest income	32,816	19,926	52,742
Total non-interest expense	83,866	18,063	101,929
Net income (loss)	50,706	(2,182)	48,524

7.    SHARE-BASED COMPENSATION

At September 30, 2008, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2008, 3.8 million of these shares remain available for issuance.  The Company has 245,594 awards expiring during the next twelve months ended September 30, 2009, that will likely be exercised or converted and for which the Company may, but is not required to, repurchase shares for use in those circumstances.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $446,000 and $690,000 and a related income tax benefit of $156,000 and $241,000 were recognized for the three months ended September 30, 2008 and 2007, respectively.  Share-based compensation expense of $1.5 million and $2.0 million and a related income tax benefit of $522,000 and $686,000 were recognized for the nine months ended September 30, 2008 and 2007, respectively.  Total cash received during the nine months ended September 30, 2008 for activity under the Plans was $4.1 million.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the nine months ended September 30, 2008 and 2007 was $7.1 million and $2.3 million, respectively.  The tax benefit recognized for option exercises during the nine months ended September 30, 2008 and 2007 totaled $2.3 million and $724,000 respectively.

As of September 30, 2008, there was $1.9 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.  There was approximately $63,000 of total unrecognized compensation cost related to unvested restricted stock unit awards as of September 30, 2008; that cost is expected to be recognized over a period of less than one year.

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

Net periodic defined benefit pension expense for the nine months ended September 30, 2008 and 2007 included the following components:

	September 30,
(dollars in thousands)	2008	2007

Service cost	$1,255,005	$1,202,760
Interest cost	1,367,274	1,161,612
Expected return on plan assets	(2,065,239)	(1,733,490)
Amortization of prior service cost	(386,877)	(386,877)
Amortization of unrecognized net actual loss	167,199	334,461
Net periodic benefit cost	$337,362	$578,466

In September 2008 a $2.5 million contribution was made for the plan year 2007.  No contributions to the plan for plan year 2008 were required in the nine months ended September 30, 2008.  The expected contribution to the pension plan for plan year 2008 is approximately $2.5 million.

Employees from the KNBT merger participate in multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition. The expected contribution to these plans for plan year 2008 is not yet determined.  No contributions to the plans were required in the nine months ended September 30, 2008.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     GAAP Hierarchy

      In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The statement is not expected to result in a change in current practice or have a material impact on the Company.

Useful Life of Intangible Assets

      In April 2008, the FASB posted FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3).  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  The FSP is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Determination of Participating Securities

      In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1).  This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (“EPS”) as described in FASB Statement No. 128, Earnings per Share.   The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and is not expected to have a material effect on the Company’s EPS.

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

Split-Dollar Life Insurance Arrangements

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (APB) No 12, “Omnibus Opinion – 1967.”  Furthermore, the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of EITF 06-4 were applied through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, 2008.  As a result of the adoption of EITF 06-4, the Company recognized a liability for future benefits amounting to $2.1 million with an offsetting adjustment to retained earnings.  Future accrual of benefits, over the service period, will affect earnings in the period recognized.

10. LITIGATION

In the normal course of business, the Company has been named as a defendant in various lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $482.2 million at September 30, 2008.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at September 30, 2008 and December 31, 2007 was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At September 30, 2008, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	As of September 30, 2008					As of December 31, 2007
		Estimated	Weighted-Average				Estimated
	Notional	Fair	Years to	Receive	Pay	Notional	Fair
(dollars in thousands)	Amount	Value	Maturity	Rate	Rate	Amount	Value

Interest rate swap agreements:
Pay fixed/receive variable swaps	$241,096	$(7,496)	5.91	5.82%	5.98%	$130,342	$(6,660)
Pay variable/receive fixed	241,096	7,496	5.91	5.98%	5.82%	130,342	6,660
Total swaps	$482,192	$-	5.91	5.90%	5.90%	$260,684	$-

12.   FAIR VALUE MEASUREMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allowed for a one-time election for existing positions upon adoption.  The resulting transition adjustment was recorded to beginning retained earnings.  The transition adjustment to beginning retained earnings in 2007 was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.

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

      Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liabilities with a cost basis of $65.2 million.  The fair value as of September 30, 2008 was $57.2 million.  Other operating income includes a gain of $7.6 million for the change in fair value of the subordinated debt for three months and $5.5 million for nine months ended September 30, 2008.   This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk.  Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio.  In addition, it provides more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million.

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

      The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of September 30, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
Assets
Investment securities available for sale	$9,900	$1,502,216	$75,736	$1,587,852
Interest rate locks	-	17	-	17
Interest rate swap agreements	-	7,496	-	7,496

Liabilities
Subordinated debt	$57,186	$-	$-	$57,186
Interest rate swap agreements	-	7,496	-	7,496

     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities
Available for Sale
Assets
Beginning balance December 31, 2007	$194,047
Total gains/(losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive loss	(26,991)
Purchases, issuances, and settlements	3,147
Transfer into level 3 from KNBT and
Christiana	44,813
Transfer out to held to maturity	(139,280)
Ending balance September 30, 2008	$75,736

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

Assets Measured at Fair Value on a Nonrecurring Basis:

     The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Loans and leases held for sale	$5,317	$-	$-	$5,317
Impaired loans, net	-	-	22,426	22,426
Interest rate locks	-	17	-	17

    Impaired loans totaled $26.2 million with a specific reserve of $3.8 million at September 30, 2008, compared to $15.2 million with a specific reserve of $613,000 at December 31, 2007. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on management's review and analysis.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other-than-Temporary Impairment

Each quarter, the Company reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.  The review of the portfolio revealed three securities – a synthetic Collateralized Debt Obligation and two equities - had other-than-temporary impairment.

A synthetic CDO (Collateralized Debt Obligation) - the Company’s  only investment of this type - was a $20 million, AA-rated instrument that referenced 100 credits.  During the third quarter, the portfolio suffered four credit events within the reference companies, and subsequent to September 30, 2008, the portfolio suffered an additional three credit events.  At this point, in the context of the guidance provided by FSP FAS 115-1 and FAS 124-1, management determined that this investment was other-than-temporarily impaired.  Due to the severity of the impairment, the Company took a non-cash charge on the entire amount of the investment.  This write-down was in the Non-Interest Income section of the Income Statement.

Temporary Impairment

      Based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities, the Company has determined that unrealized losses are temporary in the remainder of the investment portfolio.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

•
Trust Preferred Pools/Collateralized Debt Obligations – During the second quarter of 2008, CDO investments were reclassified from Available-For-Sale to Held-To-Maturity.  This demonstrates the Company’s intent to hold these investments to maturity.  The reclassification of these investments had no impact on capital ratios at September 30, 2008.  The Company’s unrealized loss in this category is related to general market conditions and the resultant lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment performed at the CUSIP level, shows that the credit quality of the individual bonds ranges from good to deteriorating.  Credit risk does exist and an individual issuer in a pool could default which could affect the ultimate collectibility of contractual amounts.  Management has reviewed, and will continue to review, possible other-than-temporary impairment of its portfolio in the context of the guidance provided by FSP FAS 115-1 and FAS 124-1.  Should an other-than temporary impairment charge be necessary, the Company anticipates that this would occur on a pool-by-pool basis and therefore the charges would be spread over time.  As of the filing date of this 10-Q, management concluded, as a result of its review, that other-than-temporary impairment did not exist due to the continuing performance or the collateral structure of the individual investments and the Company’s ability and intent to hold these investments to recovery of fair value, which may be maturity.  Ultimately, the quality of these Trust Preferred Pools/CDO investments will depend on the financial strength of the individual banks and insurance companies who issued debt into these pools, coupled with the protections afforded to the rated class holders within the structure of each pool.

•
Equities – The Company’s portfolio of common stock investments consists of mid-Atlantic-based banks and banking companies which were purchased as long-term investments.  The unrealized loss in this category is due to general market conditions for financial stocks, which is a sector that is currently out of favor in the capital markets.  The severity of the impairment in relation to the carrying amounts of the individual investments is consistent with market developments.  Management has evaluated the recovery period and determined that the investment’s value will be recovered in that period; it does not consider these long-term investments to be other-than-temporarily impaired at September 30, 2008.

•
All Other Investments – The unrealized losses in all other Company investments is primarily caused by the movement of interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2008.

      The Company has the ability and the intent to hold these securities through to recovery on the unrealized losses.  The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  Unrealized losses as of September 30, 2008 and December 31, 2007 were considered temporary and at that time, the Company had the ability and intent to hold these investments until recovery of fair value, which may be maturity.

13.  STATEMENTS OF CASH FLOWS

       The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

`	Nine Months Ended September 30
(dollars in thousands)	2008	2007
Interest	$168,584	$140,730
Taxes	18,500	12,537

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Transfers of loans to other real estate	$1,744	$626
Transfers of loans to investments in securitizations	-	26,800
Other than temporary impairment investments	20,000	-
Transfer of investment securities from available-for-sale
to held-to maturity	139,280	-
Non-cash share based compensation plan transactions	2,478	3,980

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Details of acquisition:
Fair value of assets acquired	$3,160,697	-
Fair value of liabilities assumed	(2,664,059)	-
Stock issued for acquisitions	(484,574)	-
Cash paid for acquisitions	12,064	-
Cash and cash equivalents acquired with acquisitions	47,916	-
Cash equivalents received in excess of cash
paid for businesses acquired	$35,852	-

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company with a primary focus on an analysis of operating results.  Current performance does not guarantee and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements are unaudited, and as such, are subject to year-end examination.  The financial results discussed here include financial results of Christiana from January 4, 2008 and KNBT from February 1, 2008.  The financial results for the three and nine months ending September 30, 2007 did not include financial results from Christiana or KNBT.

 The Company’s strategic plan provides for it to operate within growth markets while performing at a profitability level which exceeds peer averages .  Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2008, the Company recorded net income totaling $19.2 million, a $2.4 million or 14.4% increase as compared with $16.8 million over the same 2007 period. Diluted earnings per share was $0.23 for the three month period ending September 30, 2008, an $0.11 or 32.4% decrease over same period in 2007.

The Company reported net income of $68.0 million for the nine months ended September 30, 2008.  This represented a $19.5 million or 40.2% increase over the $48.5 million reported for the nine months ended September 30, 2007.  Diluted earnings per share for the nine months ending September 30, 2008 was $0.90, a $0.07 or 7.2% decrease over the same 2007 period.  The change in the percentage increase in net income when compared to the percentage decrease in earnings per share is due to the larger number of weighted average common shares outstanding, principally resulting from the acquisitions of Christiana and KNBT.

For both the three and nine months ended September 30, 2008, net income was affected by an after-tax fair market unrealized gain of $4.9 million and $3.6 million, respectively in NPB Capital Trust II Preferred Securities, as well as an after-tax unrealized loss of $13.0 million resulting from an other-than-temporary impairment charge on the Company’s entire investment in a synthetic collateralized debt obligation.  Excluding these adjustments, core earnings for the three month period ending September 30, 2008 was $27.3 million or $0.34 per diluted share.   Diluted earnings per share was $0.34 for the three months ended September 30, 2007.  Management believes core earnings is useful in assessing the Company’s performance excluding material non-recurring events.

The following table reconciles this non-GAAP core earnings performance measure to the GAAP performance measure of  net income and diluted earnings per share.

Three Months Ended
(dollars in thousands)	September 30, 2008
Net Income	$19,228
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	(4,967)
After tax other than temporary impairment charge
on synthetic CDO investment	13,000
Core net income	$27,261

Diluted earnings per share	$0.23
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	(0.06)
After tax other than temporary impairment charge
on synthetic CDO investment	0.17
Core diluted earnings per share	$0.34

An additional factor contributing to the increase in net income for the three and nine month September 30, 2008 period over similar periods in 2007 was the acquisitions of KNBT and Christiana.  The financial results of Christiana and KNBT were included as of January 4, 2008 and February 1, 2008, respectively.

For the nine month period ended September 30, 2008, the annualized return on average shareholders’ equity and annualized return on average assets were 9.34% and 1.04% compared to 11.94% and 1.17% for the comparable period in 2007.  The return on average tangible equity was 20.62% as of September 30, 2008 and 24.72% as of September 30, 2007.

Return on average tangible equity is supplemental financial information determined by a method other than in accordance with GAAP.  Management uses this non-GAAP measure in its analysis of the Company’s performance. Annualized net income return on average tangible equity excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity.  Banking and financial institution regulators also exclude goodwill and intangibles from shareholders' equity when assessing the capital adequacy of a financial institution.  Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing the Company’s tangible capital.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure, return on average shareholders’ equity:

	September 30,
(dollars in thousands, percentages annualized)	2008	2007
Return on average shareholders' equity	9.34%	11.94%
Effect of goodwill and intangibles	11.28%	12.78%
Return on average tangible equity	20.62%	24.72%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$973,495	$543,218
Average goodwill and intangibles	(532,771)	(280,795)
Average tangible equity	$440,724	$262,423

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan and lease losses;
•	goodwill impairment;
•	deferred tax assets, liabilities, and uncertain tax positions;
•	share-based compensation;
•	fair value measurements, including assessment of other than temporary impairment; and
•	business combinations.

With the exception of the modifications to the methodology for determining the components of allowance for loan and lease losses, there have been no material changes in the Company’s critical accounting policies, judgments and estimates including in assumptions or estimation techniques utilized as compared to the Company's most recent Annual Report on Form 10-K.  For details of these modifications, please see the discussion on the allowance for loan and lease losses  in Results of Operations.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2008 was $19.2 million, a $2.4 million or 14.4% increase over $16.8 million in net income for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, the Company’s net income was $68.0 million, a $19.5 million or 40.2% increase as compared with $48.5 million for the nine months ended September 30, 2007.  The Company’s performance has been, and will continue to be, in part influenced by regional economic conditions, including the general interest rate environment, and conditions in the real estate market.

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the three months ended September 30, 2008 was $66.9 million, an increase of $27.9 million or 71.2%, compared to the $39.1 million for the same 2007 period.  Interest income for the three months ended September 30, 2008 was $120.7 million, a $35.0 million or 40.8% increase as compared with $85.7 million for the same period in 2007.  The increase is primarily due to a higher level of interest earning assets attributable to the acquisitions of Christiana and KNBT.  This increase was offset by lower interest rates for the comparable periods.  Interest expense for three months ended September 30, 2008 was $53.8 million, an increase of $7.1 million or 15.3% compared to $46.6 million for the three months ended September 30, 2007.  The primary reason for the increase was the result of the balance sheet growth from the two mergers which closed during the first quarter, offset by lower rates on deposits and borrowings.

Net interest income for the nine months ended September 30, 2008 was $189.6 million, a $74.1 million or 64.2% increase over the $115.5 million reported net interest income for the comparable 2007 period. Interest income for the nine months ended September 30, 2008 was $350.6 million, a $101.7 million or 40.8% increase over the same period in 2007.  Interest expense for the nine months ended September 30, 2008 was $161.0 million, a $27.5 million or 20.6% increase over $133.5 million for the comparable period in 2007.  The increases in all categories were primarily attributable to the aforementioned reasons.

 The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Margin*

	Nine Months Ended September 30,
	2008			2007
		Interest	Average			Interest		Average
	Average	Income/	Yield/	Average		Income/		Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance		Expense		Rate
Interest-earning assets
Interest bearing balances with banks
and federal funds sold	$24,345	$576	3.16%	$7,103		$166		3.12%
Investment securities*	1,908,169	79,784	5.59%	1,310,588		56,515		5.77%
Total loans and leases*	5,829,145	285,341	6.54%	3,698,998	²	203,882	[3]	7.37%
Total earnings assets	$7,761,659	$365,701	6.29%	$5,016,689		$260,563		6.94%

Interest-bearing liabilities
Interest bearing deposits	$5,111,137	$108,137	2.83%	$3,300,202		$92,168		3.73%
Short-term borrowings	713,452	15,750	2.96%	478,797		14,900		4.16%
Long-term borrowings	1,121,623	37,096	4.41%	677,227		26,394		5.21%
Total interest-bearing liabilities	$6,946,212	$160,983	3.10%	$4,456,226		$133,462		4.00%

INTEREST RATE MARGIN**		$204,718	3.52%			$127,101		3.39%
Tax equivalent interest		(15,078)	-0.26%			(11,592)		-0.31%
Net interest income		$189,640	3.26%			$115,509		3.08%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
²Loans outstanding, net of unearned income, include non-accruing loans.
³Fee income included.

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

	Nine Months Ended
(dollars in thousands)	September 30, 2008 over 2007
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest bearing deposits in banks and fed funds sold	$403	$7	$410
Investment securities	25,769	(2,500)	23,269
Total loans and leases	117,410	(35,951)	81,459
Total interest income	$143,582	$(38,444)	$105,138
Interest Expense:
Interest bearing deposits	$50,564	$(34,597)	$15,967
Short-term borrowings	7,302	(6,396)	906
Long-term borrowings	17,320	(6,672)	10,648
Total interest expense	$75,186	$(47,665)	$27,521
Increase in net interest income	$68,396	$9,221	$77,617

     Net interest income, on a full taxable equivalent basis, increased $77.6 million in the first nine months of 2008, as compared to the same period in 2007.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate also had a positive impact in that decreases in interest income from lower rates on assets were more than offset by lower rates on interest-bearing liabilities.  The growth in interest-earning assets and interest-bearing liabilities resulted from both organic growth and the acquisitions occurring in 2008.

Net interest margin on a full taxable equivalent basis, defined as net interest income divided by total interest earning assets, was 3.52% during the nine months ended September 30, 2008 compared to 3.39% during the nine months ended September 30, 2007.  The margin was impacted by continued competitive pressures along with the impact of falling rates and the acquisitions described above.  The cost of attracting and holding deposited funds along with competition for credit quality loans creates pressure on the net interest margin.  Additionally, the acquisition of KNBT resulted in fair value adjustments to loans and deposits in the third quarter of 2008 which, when accreted during the quarter, resulted in increases to net interest margin amounting to 17 basis points, and reflected a market rate of return on those acquired assets and liabilities.

       Management conducts a quarterly analysis of the loan portfolio which includes any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and results in the adjustment of the allowance for loan and lease losses (“ALLL”).  The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.  During the third quarter 2008 analysis of the ALLL, a variety of factors were considered, some of which included:

•	General economic conditions;
•	Trends in charge-offs for each loan type;
•	The level of nonperforming assets, including loans over 90 days delinquent and impaired loans;
•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade; and
•	Levels of criticized loans.

     The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	9/30/2008*	6/30/2008*	3/31/2008 *	12/31/2007

Specific reserves	$3,764	$3,068	$2,310	$613
Allocated reserves	65,844	75,368	78,708	54,162
Unallocated reserves	14,088	3,206	613	122
	$83,696	$81,642	$81,631	$54,897

* Includes Christiana and KNBT. Both were acquired during the first quarter of 2008.

      The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	9/30/2008*	6/30/2008*	3/31/2008 *	12/31/2007

Nonperforming loans	$28,741	$21,783	$23,818	$15,285
Nonperforming loans to total loans	0.46%	0.36%	0.40%	0.39%
Delinquent loans	$19,525	$20,264	$20,790	$7,041
Delinquent loans to total loans	0.31%	0.33%	0.35%	0.18%
Classified loans	$167,049	$110,184	$104,730	$68,970
Classified loans to total loans	2.69%	1.80%	1.74%	1.78%
Tier 1 capital and ALLL	$727,881	$723,865	$704,218	$454,063
Classified loans to tier 1 capital and ALLL	22.95%	15.22%	14.87%	15.19%
Total loans	$6,207,621	$6,133,598	$6,012,864	$3,875,253

* Includes Christiana and KNBT. Both were acquired during the first quarter of 2008.

Specific Reserve

     The first element of the ALLL is an estimation of losses specific to individual impaired loans.  In this process, specific reserves are established based on an analysis of the most probable sources of repayment including liquidation of collateral or the market value of the loan itself.  The specific allowances related to impaired loans are set forth in the previous table detailing the components of the ALLL.  Specific reserves have historically represented a small component of the overall reserve, and fluctuate based on changes in the underlying loans and charge-offs.

Allocated Reserve

    The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to a ten-point quality matrix.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.  The allocated reserves are determined using a baseline factor that is an average of the rolling twelve month net charge-off ratios over the past five years multiplied by the average life of each pool of loans..  Prior to this quarter the Company used a rolling eight quarter chargeoff experience to create the baseline factor.  Adjustments may be made to baseline factors for some or all pools based on the assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data.  These may include elements such as changes in credit underwriting, concentration risk and/or other recent observable asset quality trends, as well as an assessment of current economic conditions.  The Company evaluates the ALLL methodology for appropriate enhancements.  During the third quarter of 2008 the Company made adjustments to its methodology which added quantitative factors to the measurements of these internal and external influences which resulted in a redistribution of the allocated and unallocated reserves.  Specifically, the way in which environmental factors are quantified was reviewed and adjusted causing a reduction in allocated reserves and an increase in the unallocated reserves without changing the overall level of reserves.  It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the previous table detailing the components of the ALLL.

     The Company’s ten-year average of the annual net charge-off rate for the years beginning with 1998 through and including 2007 expressed as a percentage of outstanding loans was 0.28%, in line with the 0.29% loss rate for 2007.  The Company’s net charge offs were $11.1 million for the nine months ending September 30, 2008 compared to the $6.0 million charged off during the same nine month period in 2007.  The increase is the result of the acquisition of Christiana and KNBT and the growth in loans outstanding.  When annualized the first nine months of 2008 and 2007 had net charge off rates expressed as a percentage of total loans of 0.24% and 0.21% respectively.

     As referenced in the asset quality table, the levels of delinquency and nonperforming loans have remained stable for the periods presented.  These are primary factors in the determination of the ALLL as described previously.  When compared to total loans, nonperforming loans have ranged from 0.24% to 0.46% over the periods from 2004 through the first nine months of 2008.  At September 30, 2008, nonperforming loans totaled $28.7 million, or 0.46% of total loans.

     Delinquent loans ranged between 0.11% and 0.35% of total loans during the periods from 2004 through September 30, 2008.  These loans are considered performing and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.  Delinquent loans at September 30, 2008 were $19.5 million compared to $20.3 at June 30, 2008 and $20.8 million at March 31, 2008 and equaled 0.31%, 0.33% and 0.35% of total loans as of these dates, respectively.  Delinquent loan balances were $7.1 million or 0.18% at December 31, 2007.

     Classified loan balances have a direct impact on the ALLL.  As of September 30, 2008, classified loans relative to total loans amounted to 2.69%, as compared with 1.80% at June 30, 2008, 1.74% at March 31, 2008 and 1.78% at December 31, 2007.  The increase in the third quarter resulted from changes in the classification of certain loans from “special mention” to “substandard” in recognition of the increased risk associated with real estate development projects and evidence that borrowers have experienced the effects of an economic slow down.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  This ratio at year end 2007 was 15.19% as compared to 22.95% at September 30, 2008.

Unallocated Reserve

      The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  The increase in the unallocated portion of the reserve was due to the modification in methodology previously described above under the Allocated Reserve section.  The unallocated reserve supports uncertainties within the following portfolios:

•	Our Syndicated Commercial portfolio has no loss experience to date. Given the typical highly leveraged financial position of the borrowers, it is probable some losses will occur going forward.

•
Real Estate portfolio, particularly Residential tract development.  Given the continued declines in residential housing market, it’s probable that we will experience credit performance problems in this portfolio as established interest reserves are exhausted and collateral values decline.

•
Consumer portfolio, specifically our Home Equity portfolio.  As home prices decline the collateral coverage we have for our junior lien position credits will decline so our loss experience is likely to increase.

     The acquisitions of KNBT and Christiana impacted the level of reserves, collectively adding $25.9 million to the ALLL, $4.8 million in nonperforming loans, $23.8 million in classified loans, and $2.0 billion in total loan balances, at the time of acquisition.

     The Company considers overall adequacy subsequent to acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.  That experience was reflected in the provision for loan losses made in the three quarters of 2008.

     Based on the Company’s quarterly analysis of the allowance for loan and lease losses the Company made a provision for the third quarter 2008 of $6.9 million.  This represents an increase of $3.2 and $3.5 million compared to the provisions for the quarters ended June 30, 2008, and March 31, 2008, respectively.  Company management believes that the allowance for loan and lease losses of $83.7 million, or 1.35% of total loans and leases at September 30, 2008, is appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.

     The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Restructured loans	$628	$-
Non-accrual loans and leases	25,562	15,198
Loans and leases past due 90 or more days as to interest or principal	2,551	87
Total nonperforming loans and leases	$28,741	$15,285
Other real estate owned	1,623	-
Total nonperforming assets	$30,364	$15,285

Total loans and leases, including loans held for sale	$6,207,621	$3,875,253
Average total loans and leases	$5,829,145	$3,825,406
Allowance for loan and lease losses	$83,696	$54,897

Allowance for loan and lease losses to:
Nonperforming assets	275.64%	359.20%
Total loans and leases	1.35%	1.42%
Average total loans and leases	1.44%	1.44%

     An analysis of loan and lease charge-offs for the nine months ended September 30, 2008 as compared to 2007 is as follows:

	For Nine Months Ended		For Three Months Ended
(dollars in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Net charge-offs	$11,083	$6,045	$4,822	$2,130

Net charge-offs (annualized) to:
Total loans and leases	0.24%	0.21%	0.31%	0.22%
Average total loans and leases	0.25%	0.22%	0.32%	0.23%
Allowance for loan and lease losses	17.66%	14.36%	23.04%	15.13%

The foregoing data is considered in the context of economic conditions prevailing in our trading area, principally eastern and central Pennsylvania.  The Company’s loan portfolio reflects a reasonably diverse cross-section of industries located in this trading area, generally reflecting the local business environment.  Typically, this area has not experienced the high levels of growth experienced by certain other areas of the United States during periods of economic expansion; similarly, this area has not experienced the high levels of economic contraction experienced elsewhere in the United States during periods of economic stagnation or decline.  Accordingly, the Company does not expect the current economic downturn, while significant, to be as severe in its trading area as in many other parts of the United States.

Non-interest income was $16.9 million for the three months ended September 30, 2008, a $1.4 million dollar or 7.7% decrease as compared with $18.3 million over same period in 2007.  The primary reason for the decrease was the pre-tax value unrealized loss of $20.0 million resulting from an other-than-temporary impairment charge on the Company’s entire investment in a synthetic collateralized debt obligation. The decrease was partially offset by increases in wealth management income, insurance commission and fees, service charge on deposit accounts and a fair market pre-tax unrealized gain of $7.6 million in NPB Capital Trust II Preferred Securities contained within net gains from fair value changes.

For the three month period ending September 30, 2008, income from wealth management increased by $3.9 million or 89.0%, to $8.2 million largely the result of a higher level of assets under management and administration due primarily to the acquisition of Christiana and KNBT trust and investment assets.  Insurance commissions and fees increased by $2.4 million or 151.5%, primarily due to the acquisition of KNBT.  Service charges on deposit accounts increased by $2.4 million or 54.2%, as a result of the increased level of deposits and number of accounts.

For the nine months ended September 30, 2008, non-interest income totaled $69.0 million, a $16.2 million or 30.8% increase over the $52.7 million reported for the comparable 2007 period.  This increase was primarily due to the aforementioned increases in wealth management income, insurance commissions and fees, service charges on deposit accounts and an increase in net gains from fair value changes. For the nine month period ending September 30, 2008, wealth management income increased $11.6 million or 91.7%, insurance commissions and fees increased $6.4 million or 122.9% and service charges on deposit accounts increased $5.6 million or 43.4% over the comparable period in 2007. The increase in non-interest income for the nine month period ended September 30, 2008 over the same 2007 period was partially offset by the aforementioned pre-tax other-than-temporary impairment charge on a synthetic collateralized debt obligation.

Non-interest expense was $54.1 million for the three months ended September 30, 2008, a $20.0 million or 58.6% increase as compared with $34.1 million over same period in 2007.  The increase in non-interest expense was driven by increases in salaries, wages and benefits, premises and equipment and other operating expense, primarily due to the increased size and complexity of the Company following the Christiana and KNBT mergers earlier in 2008.

For the three months ended September 30, 2008, salaries, wages and benefits totaled $32.0 million, an $11.0 million or 52.5% increase over the same period in 2007.  The increase was primarily due to the acquisition of Christiana and KNBT, which added 846 employees.  Premises and equipment expenses increased $3.5 million or 72.9% to $8.4 million over the same 2007 periods. The increase was primarily the result of an addition of approximately 58 additional community banking offices due to the acquisition of Christiana and KNBT.   Other operating expenses totaled $12.4 million, an increase of $5.1 million or 71.0% for the three months ended September 30, 2008 over the comparable 2007 period.  The increase was primarily the result of increases in outside services expenses, communication expense, FDIC insurance expense and increased amortization of newly-added intangible assets due to the Christiana and KNBT acquisitions.

For the nine months ended September 30, 2008, non-interest expense totaled $156.8 million, a $54.9 million or 53.9% increase over the $101.9 million reported for the comparable 2007 period.  This increase was primarily due to the aforementioned increases in salaries, wages and employee benefits, premises and equipment and other operating expense.   For the nine month period ending September 30, 2008, salaries wages and employee benefits increased $30.5 million or 49.1%, premises and equipment increased $10.7 million or 72.1% and other operating expenses increased $12.5 million or 57.0% over the comparable period in 2007.

The Company’s income tax expense decreased $1.4 million to $3.6 million for the three months ended September 30, 2008 compared to $5.0 million for the same period in 2007.  The primary reason for the decrease was  the impact of the pre-tax $20.0 million other-than-temporary impairment charge combined with the impact of the Company’s tax-free income on taxable income.  The effective tax rate for the three months ended September 30, 2008 was 15.8% as compared to 23.0% for the comparable period in 2007.

        For the nine months ended September 30, 2008, income tax expense increased $6.0 million to $19.7 million as compared with $13.8 million for the comparable 2007 period.  The principal reason for the increase was increased taxable earnings as a result of the acquisitions of KNBT and Christiana.  The effective tax rate for the nine months ending September 30, 2008 was 22.5% as compared to 22.1% for the comparable 2007 period.

FINANCIAL CONDITION

The Company’s total assets were $9.32 billion at September 30, 2008, an increase of $3.50 billion or 60.1% from the $5.82 billion at December 31, 2007.  The increase was primarily the result of the $3.00 billion and $144.80 million in assets acquired from KNBT and Christiana, respectively.

Total cash and cash equivalents increased $85.4 million or 76.6% to $196.9 million at September 30, 2008 when compared to $111.5 million at December 31, 2007.  The primary reason for the increase was $44.8 million in cash and cash equivalents acquired from KNBT and an increase of $44.0 million in federal funds sold.

      The Company’s loans and leases, including loans held for sale, were $6.21 billion at September 30, 2008, an increase of $2.33 billion or 60.2% from the December 31, 2007 balance of $3.88 billion.   The growth was primarily due to the increase of $1.86 billion in loans acquired from KNBT and continued strength in the commercial loan portfolio which increased by approximately $62.9 million during the third quarter.  Company management targets loan percentage growth in the mid-single digits for all of 2008.

As of September 30, 2008, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities were $958.0 million or 15.5% of total loans.

•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.06 billion or 17.1% of total loans.   The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.  The Company did not originate loans considered “Alt A” or “Sub-prime” during the quarter ended September 30, 2008.  For the nine months ended September 30, 2008, Alt A loans represented 1.4% of the total dollars of originations in that period.  Alt A loans are those to borrowers who generally have average or better credit scores, and have reduced documentation.  The Company sold Alt A loans and Sub-prime loans, if any, to investors in the secondary market, subject to recourse claims for a period of time for defaults related to borrower payments and/or Company representations.  Recourse claims year-to-date September 30, 2008 were not material to the Company’s financial position or results of operations.  The Company did not experience a notable increase in recourse claims during this period.  KNBT had purchased a portfolio of residential mortgages prior to the merger, which contained some Alt A loans.  Approximately 4.7% of the Company’s residential mortgage portfolio consists of these purchased Alt A loans.

•	Commercial loans were $4.19 billion or 67.4% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

      For a discussion of asset quality and allowance for loan and lease losses, please refer to the subsection captioned “Results of Operations.”

Investment securities (including both available-for-sale and held-to-maturity) totaled $1.98 billion at September 30, 2008, an increase of $598.6 million or 43.3% from December 31, 2007.  The primary reason for the increase was the addition of $666.1 million in securities from the KNBT acquisition.  National Penn reclassified its CDO investments, which includes bank and insurance company pools of trust preferred debt and one synthetic CDO, from available-for-sale to held-to-maturity during the second quarter.  This action reflects the Company intent to hold these investments to maturity and will prevent future fair value marks in this portfolio from affecting capital ratios. During the third quarter, the Company took a $20.0 million pre-tax other-than-temporary impairment charge on the investment in a synthetic collateralized debt obligation. For further information, reference Footnote 12, “Fair Value.”

At September 30, 2008, bank owned life insurance, goodwill, other intangible assets and other assets increased by a combined total of $442.6 million or 107.3%.  The increase was primarily due to the acquisitions of KNBT and Christiana.

Liabilities totaled $8.27 billion at September 30, 2008, an increase of $3.01 billion or 57.2% compared to liabilities at December 31, 2007.  Aggregate deposits, the primary source of the Company’s funds, increased $2.28 billion or 57.7% at September 30, 2008 as compared with $3.95 billion at December 31, 2007.  This increase reflects the assumption of $1.94 billion and $117.3 million in deposits from the acquisitions of KNBT and Christiana, respectively.

In addition to deposits, earning assets are funded to an extent through purchased funds and borrowings.  These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations and subordinated debt.  In the aggregate, these funds totaled $1.97 billion at September 30, 2008, an increase of $719.2 million or 57.3% over $1.25 billion at December 31, 2007.  Securities sold under repurchase agreements increased $261.1 million or 53.9% to $745.4 million as compared to $484.2 million at December 31, 2007.  The KNBT acquisition added $235.3 million in retail and wholesale repurchase agreements.  Short-term borrowings increased $101.2 million or 790.6% to $114.0 million.  The Company added $75.0 million in short-term FHLB advances during the quarter.  Long-term borrowings increased $362.3 million or 58.7% to $979.5 million at September 30, 2008 as compared with $617.2 billion at December 31, 2007.  The acquisition of KNBT added $304.8 million to long-term borrowings.

Shareholders’ equity increased $482.1 million or 85.5% to $1.05 billion at September 30, 2008 compared to $563.9 million at December 31, 2007. Common stock increased $489.9 million or 99.8% to $980.9 million primarily due to the issuance of common shares to acquire KNBT and Christiana.  Retained earnings increased $30.0 million or 35.3% to $115.3 million over this period primarily due to the Company’s retention of net income for the nine months ended September 30, 2008.  The increase in shareholders’ equity was partially offset by a $45.9 million or 1072.0% increase in accumulated other comprehensive loss.  This was due to decreases in valuation levels in the available for sale investment securities portfolio as a result of the general market conditions in the corporate credit market.  Treasury stock declined $8.0 million primarily due to Treasury shares utilized for the Company’s acquisitions of KNBT and Christiana.  Cash dividends paid for the nine months ended September 30, 2008 increased $11.7 million or 48.4% to $35.9 million compared to $24.2 million for the comparable period in 2007.  The primary reason for the increase in cash dividends was the issuance of shares for the acquisitions of KNBT and Christiana.  The percentage of earnings retained for the nine months ended September 30, 2008 and 2007 was 47.3% and 49.2%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.

       Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  The Company manages liquidity risk to help insure that it can obtain cost-effective funding to meet current and future obligations under both normal and stressful circumstances.  During the past quarter, liquidity issues have intensified within the banking industry.  The structure of the lending market between banks was under stress.  Competition for deposits remains.  These factors have combined to cause an increased use of wholesale funding.  Wholesale funding is defined as funding sources outside our core deposit base, such as the national jumbo CD market, correspondent bank borrowings, or brokered CD’s.  Deposit inflows may occur due to the financial difficulties of our competitors.

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

At the present time, the Company has not experienced difficulty maintaining or obtaining funds to assure adequate liquidity. The Company has a diverse asset base, broad revenue streams and minimal exposure to sub-prime mortgage lending.  In addition, the Company is considered “well-capitalized” as defined in government banking regulations.   Regardless of our comfort with our liquidity position at present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

The Company did not experience material run-off of deposits from the recent acquisitions of Christiana and KNBT, and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

The following table shows separately the interest rate sensitivity of each category of interest-earning assets and interest-bearing liabilities at September 30, 2008:

	Repricing Periods
	At September 30, 2008
		More than	More than
	3 Months	3 Months	1 Year	More than
(dollars in thousands)	or Less	to 1 year	to 5 Years	5 Years	Total
Interest-earning assets:
Federal funds sold	$44,000	$-	$-	$-	$44,000
Investment securities	360,712	219,405	593,855	981,427	2,155,399
Loans and Leases (1)	2,335,051	892,686	2,182,612	780,684	6,191,033
Total interest-earning assets	$2,739,763	$1,112,091	$2,776,467	$1,762,111	$8,390,432
Cumulative total interest-
earning assets	$2,739,763	$3,851,854	$6,628,321	$8,390,432	$8,390,432
Interest bearing liabilities:
Interest bearing deposits	$3,642,971	$1,436,901	$279,500	$1,945	$5,361,317
Borrowed funds	734,440	138,205	799,217	160,245	1,832,107
Subordinated debt	134,507	-	-	-	134,507
Total interest-bearing
liabilities	$4,511,918	$1,575,106	$1,078,717	$162,190	$7,327,931
Cumulative total interest-
bearing liabilities	$4,511,918	$6,087,024	$7,165,741	$7,327,931	$7,327,931
Interest-earning assets
less interest bearing liabilities	$(1,772,155)	$(463,015)	$1,697,750	$1,599,921	$1,062,501
Cumulative interest-rate
sensitivity gap	$(1,772,155)	$(2,235,170)	$(537,420)	$1,062,501

(1) Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the third calendar quarter of 2008. The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

The Company uses simulation models to assess the impact of changing interest rates to Market Value Portfolio Equity (MVPE) and Net Income.  The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition, and maturity or repricing characteristics of the balance sheet.  The assumptions are based on the interest rate environment at period end.  Management also evaluates the impact of higher and lower interest rates by simulating the impact on MVPE and net income of changing rates.  While management performs rate shocks of plus and minus 100, 200 and 300 basis points, it believes, given the level of interest rates at September 30, 2008, that it is unlikely that interest rates would decline by 200 or 300 basis points.  Actual results may differ from simulated results due to various factors including the timing, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

       MVPE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments.  The calculated estimates of change in MVPE at September 30, 2008 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$761,354	-24.53%
+ 200 basis point rate shock	852,672	-15.48%
+ 100 basis point rate shock	937,216	-7.10%
Static - base case	1,008,816	0.00%
- 100 basis point rate shock	1,041,728	3.26%
- 200 basis point rate shock	1,037,304	2.82%
- 300 basis point rate shock	1,009,058	0.02%

    Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)
	September 30, 2008		September 30, 2007
Change in	Change in	Change in	Change in	Change in
Interest Rates	Net Income	Net Income	Net Income	Net Income
(in basis points)
+ 300	$(11,412)	-9.14%	$(6,655)	-9.48%
+ 200	(6,060)	-4.85%	(3,653)	-5.20%
+ 100	(2,063)	-1.65%	(1,595)	-2.27%
- 100	(2,667)	-2.14%	2,904	4.14%
- 200	(10,778)	-8.63%	5,175	7.37%
- 300	(21,254)	-17.03%	6,955	9.91%

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2008:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$40,727	$6,191	$9,849	$6,549	$18,138
Remaining contractual maturities of time deposits
Loan commitments	1,830,772	1,050,518	203,712	36,448	540,094
Long-term borrowed funds	979,513	143,270	209,594	106,406	520,243
Guaranteed preferred beneficial interests in Company's
subordinated debentures	134,507				134,507
Letters of credit	188,677	137,126	41,192	10,359	-
Total	$3,174,196	$1,337,105	$464,347	$159,762	$1,212,982

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at September 30, 2008.

 CAPITAL LEVELS

The following table sets forth capital ratios for the Company and its banking subsidiaries:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007

The Company	7.43%	7.76%	9.34%	9.54%	10.56%	10.81%
National Penn Bank	7.45%	7.29%	9.44%	8.99%	10.65%	10.22%
Christiana	9.97%	13.77%	11.83%	14.72%	13.09%	15.97%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
(under banking regulations)

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At September 30, 2008, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2008, National Penn Bank and Christiana each also met the criteria for a well capitalized institution. Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to meet the minimum capital requirements in the foreseeable future.

For further discussion of the Company’s capital levels, please see Footnote 4 and see “Recent Developments.”
The Company, National Penn Bank, and Christiana each are not under any agreement with regulatory authorities. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity levels, capital resources, or operations of the Company, National Penn Bank or Christiana.

RELATED PARTY TRANSACTIONS

During the first nine months of 2008, there were no material transactions between the Company and any related party, as defined in SFAS No. 57, Related Party Disclosures, including any person who, because of a prior relationship with the Company, i.e., former members of senior management or individuals with former management relationships with the Company, had the ability to negotiate transactions with the Company on more favorable terms to themselves than had they not had such prior relationships with the Company.

RECENT DEVELOPMENTS

Throughout 2008, and increasing in the third quarter, there have been historic disruptions in the financial markets.  As a result, many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions.  The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected.  These disruptions are likely to impact most institutions in the U.S. banking and financial industries.

In response to the financial crises, on October 3, 2008 Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”).  Pursuant to the EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the financial markets.

On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  This program makes $250 billion of capital, in the form of preferred stock investments by the U.S. Treasury, available to financial institutions from the $700 billion authorized by the EESA.  The general terms of this preferred stock program are as follows for a participating bank:

•	the preferred stock issued to the U.S. Treasury (“Treasury Preferred Stock”) would pay 5% dividends for the first five years, and then 9% dividends thereafter;

•
in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the Treasury Preferred Stock;

•	the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;

•
the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

•
participating companies must adopt the U.S Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP Capital Purchase Program.

      On October 22, 2008, the Company’s Board of Directors authorized management to conduct a review and, if satisfactory, apply for participation in the U.S. Treasury’s TARP Capital Purchase Program up to the maximum allowable amount of approximately $200 million. If approved and funded, this unique source of cost-effective new capital will further bolster National Penn’s balance sheet and will provide additional resources for the growth opportunities National Penn is currently seeing in its core markets.

The EESA also included a provision to increase the amount of deposits insured by FDIC to $250,000 until December 2009.  On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  The Temporary Liquidity Guarantee Program also provides a 100% guarantee of the unsecured senior debt of FDIC-insured institutions and their holding companies.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits and 75 basis point surcharge on the guaranteed senior debt.  The Company is assessing the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to participation.  The behavior of depositors in regard to the level of FDIC insurance could cause the Company’s existing customers to reduce the amount of deposits held at National Penn, and or could cause new customers to open deposit accounts at National Penn.

Federal and state governments could pass additional legislation responsive to current credit conditions.  As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount National Penn’s borrowers are otherwise contractually required to pay under existing loan contracts.  Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the National Penn’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The actions described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.

FUTURE OUTLOOK

The Company’s market area, while diverse, is subject to many of the same economic forces being experienced regionally and nationally:

•	The general economy and local market conditions will likely result in modest deposit and loan growth in the low to mid single-digit percentages during the remainder of 2008.

•
Earnings growth remains difficult in light of the pressure on interest margin due to current and anticipated interest rate levels and the competitive environment, as well as increasing credit quality pressures.  Management seeks to increase net interest income principally through increased volume, including volume from mergers and acquisitions, to increase non-interest income, especially revenues from insurance and wealth management activities, and to contain costs.

•
The Company, like many of its peers, continues to be concerned about current and near term uncertain economic conditions, especially in the real estate market, and their effect on its overall credit quality.

•
Management has the opportunity to raise new capital in a cost-effective manner and is assessing whether to apply for the U. S. Treasury’s Capital Purchase Program.  This would provide resources for growth opportunities.  For further information, see Footnote 4 and “Recent Developments.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures.

        National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of September 30, 2008, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

        National Penn’s management is responsible for establishing and maintaining adequate internal control over financial reporting. During the quarter ended September 30, 2008, National Penn continued to implement or change procedures and systems throughout the organization to enhance operating efficiencies. Significant system changes in the third quarter included the implementation of electronic processing of cash letters, which resulted in a reduction of manual internal controls. Other than the foregoing, there were no changes in National Penn’s internal control over financial reporting during third quarter 2008 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

        In early fourth quarter 2008, National Penn completed the conversion of the bank operating system of Christiana to the core operating system of National Penn. As part of this system conversion, National Penn implemented temporary controls, such as data audits and reconciliation of account balances, to test the integrity of data.

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

Item 1A. Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of September 30, 2008.

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

       Declines in asset values may result in impairment charges and adversely impact the value of our investments

         The Company maintains an investment portfolio which includes, but is not limited to, municipal bond insurers and collateralized debt obligations.  The market value of investments may be affected by factors notwithstanding the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate, and lack of liquidity for resales of certain investment securities.  The Company periodically but not less than quarterly evaluates investments and other assets for impairment indicators.  In conjunction with the third quarter of 2008 evaluation, the Company recorded an after-tax unrealized loss of $13.0 million resulting from an other-than-temporary impairment charge on an investment in a synthetic collateralized debt obligation.  The Company may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary.  If it is determined that a significant impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on results of operations and a non-cash impact on funds from operations in the period in which the write-off occurs.

       National Penn may fail to realize the anticipated benefits of recent transactions.

       National Penn’s success depends on, among other things, National Penn’s ability to realize anticipated cost savings and revenue enhancements from the Christiana and KNBT mergers and to combine the businesses of National Penn, Christiana and KNBT in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues due to loss of customers.  If National Penn is not able to successfully achieve these objectives, the anticipated benefits of the Christiana and KNBT acquisitions may not be realized fully or at all or may take longer to realize than expected.

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

       Governmental regulation, legislation and accounting industry pronouncements could adversely affect  National Penn.

       Government actions resulting from efforts to stabilize the financial system, including but not limited to the U. S. Treasury’s Capital Purchase Program, may change or limit National Penn’s operating flexibility.  National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. These laws, which are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds, may change from time to time.  In addition, the Company is subject to changes in accounting rules and interpretation.  National Penn cannot predict what effect any presently contemplated or future changes in these areas or in their interpretations would have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

      National Penn’s businesses and operations, including the newly-acquired businesses and operations of Christiana and KNBT, are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•
National Penn’s branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn’s products and services.  In particular, the continued use of non-National Penn brands (names, signs or logos) may be counterproductive to National Penn’s overall branding and marketing strategy.

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

•	A downward movement in real estate values and sales could adversely affect National Penn’s asset quality and earnings.
•	The current stresses in the financial markets may inhibit the ability to access the capital markets or obtain financing on favorable terms.
•	Still evolving criteria may preclude the Company’s ability to participate in the U.S. Treasury’s Capital Purchase Program.
•	Increases in defaults by borrowers and other delinquencies could result in increased provisions for credit losses and related expenses.
•	Declines in the market value of investment securities that are considered to be other-than-temporary may negatively impact earnings and regulatory capital levels.
•	Changes in accounting standards, policies, estimates, or procedures may impact financial condition or results of operations.
•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

•	Changes in consumer spending and savings habits could adversely affect National Penn’s business.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of National Penn equity securities during the quarter ended September 30, 2008.

Stock Repurchases

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs
Period
July 1, 2008 through July 31, 2008	-	N/A	-	627,427

August 1, 2008 through August 31, 2008	-	N/A	-	627,427

September 1, 2008 through September 30, 2008	-	N/A	-	627,427

1. Transactions are reported as of settlement dates.
2. National Penn's current stock repurchase program was approved by its Board of Directors and announced on December 22, 2005.
3. The number of shares approved for repurchase under National Penn's current stock repurchase programs is 2,121,800.
4. National Penn's current stock repurchase plan has no expiration date.
5. No National Penn stock repurchase plan or program expired during the period covered by the table.
6. National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2008, no matters were submitted to a vote of National Penn shareholders.

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

    NATIONAL PENN BANCSHARES, INC.
    (Registrant)

Dated:  November 7, 2008                                                                           By   /s/ Glenn E. Moyer
                                                Glenn E. Moyer, President and
                                    Chief Executive Officer

Dated:  November 7, 2008                                                                           By    /s/ Michael R. Reinhard
                                                  Michael R. Reinhard, Treasurer and
                                          Chief Financial Officer