Form 10-K
period 2008-12-31
NATIONAL PENN BANCSHARES INC
filed 2009-03-02
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2008
or
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.
Commission file #000-22537-01

Pennsylvania	23-2215075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Philadelphia and Reading Avenues
Boyertown, Pennsylvania 19512
(Address of principal executive offices)

Registrant’s telephone number, including area code:  800-822-3321

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2008, was $1.016 billion.

As of February 26, 2009, the Registrant had 82,116,720 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 21, 2009 -- Part III.

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

Item 1.  BUSINESS.

Overview

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania.  Our address is Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512 (telephone number 800-822-3321). In this report, "National Penn", "Company", "we", "us" and "our" refer to National Penn Bancshares, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

National Penn was incorporated in January 1982.  We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank, including its KNBT Division acquired in the February 2008 merger with KNBT Bancorp, Inc. (“KNBT”).  In addition, we currently conduct business through Christiana Bank & Trust Company (“Christiana”), a Delaware chartered bank acquired in January 2008.  For information on the acquisitions of KNBT and Christiana, see Footnote 2 to the consolidated financial statements contained in this Report at Item 8.

On January 4, 2008, National Penn completed its acquisition of Christiana. Christiana is now a wholly-owned subsidiary of National Penn, retaining its name and status as a Delaware-chartered banking corporation.  Christiana provides personal and commercial banking, as well as trust and asset management services, from locations in Greenville and Wilmington, Delaware and Las Vegas, Nevada. As of January 4, 2008, Christiana had approximately $144.8 million in assets, $117.3 million in deposits, $3.9 billion in trust assets under administration or management and 56 employees.  The acquisition strengthened and broadened our overall wealth management business.

On February 1, 2008, National Penn completed a merger with KNBT.  KNBT’s banking subsidiary, Keystone Nazareth Bank & Trust Company, was merged into National Penn’s banking subsidiary, National Penn Bank, effective February 2, 2008.

At the time of the merger, KNBT offered a diversified range of financial products principally through its bank subsidiary, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  At December 31, 2007, KNBT had approximately $2.9 billion in total assets, $2.0 billion in deposits, $979.5 million in trust assets under administration or management and 790 employees.  The KNBT transaction strengthened our overall competitive position in the Lehigh Valley as well as our wealth management and insurance businesses.  Upon the completion of the mergers, National Penn ranked as the 5th largest Pennsylvania-based bank holding company, with approximately $8.9 billion in assets and 140 locations in Pennsylvania, Maryland and Delaware.

We also conduct business through various other direct or indirect subsidiaries.  These other subsidiaries are engaged in activities related to the business of banking.

•
At December 31, 2008, National Penn was one of the largest banking companies headquartered in eastern Pennsylvania. At December 31, 2008, it operated 119 community banking offices throughout thirteen counties in eastern Pennsylvania, 5 community offices in Centre County, Pennsylvania, 1 community office in Cecil County, Maryland, and 2 community offices in Delaware.

•	At December 31, 2008, National Penn had total assets of $9.40 billion, total loans and leases of $6.33 billion, total deposits of $6.39 billion, and total shareholders’ equity of $1.18 billion.
•	For the year ended December 31, 2008, we reported net income of $32.3 million compared to net income for the year ended December 31, 2007 of $65.2 million.

•
As of December 31, 2008, we, together with our bank subsidiaries, National Penn Bank and Christiana Bank & Trust Company, had a reserve for loan and lease losses of $84.0 million, which represented 1.33% of total loans and leases outstanding of $6.33 billion.

•	National Penn, together with National Penn Bank prior to formation of the bank holding company, has paid cash dividends without interruption for more than 132 years.
Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west.

During 2008, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area and the greater Wilmington area of New Castle County, Delaware.

Within this geographic region, there are seven distinct market areas:

•	the Reading/Berks County area, an area in which the service industry is increasingly replacing the old-line manufacturing industry;
•
the greater Lehigh Valley area, consisting of Lehigh, Northampton, southern Carbon and Monroe Counties, also an area in which a growing service industry is replacing the old-line manufacturing industry;

•	the northeast Pennsylvania region, consisting of Luzerne, Schuylkill and northern Carbon Counties, a mix of urban, suburban and rural areas;
•	the five-county Philadelphia metropolitan area, consisting of Philadelphia and its suburbs in Bucks, Chester, Delaware and Montgomery Counties;
•	Lancaster County, an area with a significant agricultural economy;
•	Centre County, consisting of the State College/Bellefonte area; and
•	The greater Wilmington area of New Castle County, Delaware, an area with substantial industrial operations.

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

Commercial Banking. Commercial banking has been our historic and ongoing business focus.  Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $100 million.  Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe that this helps to distinguish us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans, leveraged finance or business acquisition financing, interest rate derivatives and sophisticated cash management services.  We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  As of December 31, 2008, our commercial loan portfolio was $4.26 billion, which represents 67.3% of our total loans outstanding.

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

An example is our Manufacturing Group.  The Manufacturing Group is a unique lending group whose focus is on assisting manufacturing firms in solving industry-specific challenges. The Manufacturing Group is comprised of specialized teams of experienced bankers who have industry-specific training or experience and can offer an array of resources to time-challenged business owners, through the Manufacturing Group’s Solutions NetworkTM- a database of National Penn professionals and other selected third-party resource providers who assist with financial and non-financial business challenges.  Value-added areas include industry specific seminars, newsletters, and websites.  At December 31, 2008, the Manufacturing Group managed relationships with loans outstanding of approximately $177.6 million.

Another example is our leasing company.  National Penn Leasing Company provides equipment lease financing.  It has been in business since December 2002 and had total leases outstanding of $32.8 million as of December 31, 2008.

Other examples are our International Banking Group and our Government Banking Group. The International Banking Group provides for customer import, export and general documentary credit, foreign exchange and international payment needs.   As of December 31, 2008, the unit managed a letter of credit portfolio totaling $186.3 million.  The International Banking Group has been in operation since June 2001.  Our Government Banking Group, formed in 2001, serves the unique banking needs of local government entities such as school districts, municipalities and townships.  At December 31, 2008, our Government Banking Group deposits totaled $525.0 million.

Development of Fee Income.  In addition to generation of fee income through our commercial banking operations including mortgage lending, we have a number of specialized investment and insurance subsidiaries to develop fee income and to serve specific markets.

We currently provide trust and investment management services through National Penn Investors Trust Company, our national trust company subsidiary, and Christiana Bank & Trust Company.  We also provide investment management services through National Penn Capital Advisors, Inc. and Vantage Investment Advisors, LLC.  Securities brokerage services are currently provided by a third party vendor, PrimeVest Financial Services, Inc., under the name “National Penn Investment Services.”  In total, our wealth management group currently manages and/or advises approximately $7.91 billion for over 30,000 individual and corporate accounts.

We currently provide insurance services (primarily property and casualty insurance) through National Penn Insurance Agency, Inc. and Higgins Insurance Associates.  We also offer specialized employee benefits consulting services through Caruso Benefits Group, Inc.  These companies currently serve over 15,000 customers.

For the year ended December 31, 2008, our efforts in the wealth and insurance business produced fee income for the Company of $47.3 million compared to $23.9 million for the year ended December 31, 2007.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places greater emphasis on customer service.  We have segmented our market into regions based primarily on geographic considerations.  Each region is managed by a regional president who reports to the Chief Operating officer.  This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874.  National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank.  National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.81 billion in total assets, and National Penn Bank conducted operations through 61 community offices.  Currently, National Penn has approximately $9.40 billion in total assets, and National Penn Bank conducts operations through 125 community offices.  In addition, National Penn’s subsidiary, Christiana Bank & Trust Company, conducts banking operations through two community offices in Delaware.

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

2007.  In the first quarter of 2007, we ceased participating in wholesale mortgage originations. To generate a higher level of internal referrals, we also implemented a closer integration of our mortgage sales and retail banking operations. Accordingly, Penn 1st Financial Services, Inc., our wholly-owned mortgage banking subsidiary, was merged into National Penn Bank to create the mortgage banking division of National Penn Bank.  In  June 2007, we entered into an acquisition agreement with Christiana Bank & Trust Company (“Christiana”), a Delaware chartered bank and trust company headquartered in Greenville, Delaware, which then conducted a community banking business and a trust company business.  Christiana’s trust company business held $2.9 billion in assets under management or administration.  In September 2007, we entered in a merger agreement with KNBT Bancorp, Inc. (“KNBT”), headquartered in Bethlehem, Pennsylvania, whose principal subsidiary, Keystone Nazareth Bank & Trust Company, then conducted a community banking business through 56 community offices in Lehigh, Northampton, Carbon, Luzerne, Schuylkill and Monroe counties, Pennsylvania.  At the signing of the merger agreement, KNBT had approximately $2.9 billion in assets, $1.8 billion in loans and $2.0 billion in deposits, as well as $1.0 billion in trust assets under management or administration.

2008.   On January 4, 2008, National Penn completed its acquisition of Christiana. Christiana is now a wholly-owned subsidiary of National Penn, retaining its name and status as a Delaware-chartered banking corporation.  Christiana provides personal and commercial banking, as well as trust and asset management services, from locations in Greenville and Wilmington, Delaware. As of December 31, 2007, Christiana had a book value of approximately $142.9 million in assets, $117.3 million in deposits, $3.9 billion in trust assets under administration or management and 56 employees.  The Christiana acquisition strengthened and broadened our overall wealth management business.  On February 1, 2008, National Penn completed the merger with KNBT.  KNBT’s banking subsidiary, Keystone Nazareth Bank & Trust Company, was merged into National Penn’s banking subsidiary, National Penn Bank, effective February 2, 2008, and its trust operations were transferred to National Penn Investors Trust Company later in the year. At the time of the mergers, KNBT offered a diversified range of financial products principally through its bank subsidiary, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  At December 31, 2007, KNBT had approximately $2.9 billion in total assets, $2.0 billion in deposits, $979.5 million in trust assets under administration or management and 790 employees.  The KNBT transaction strengthened our overall competitive position in the Lehigh Valley as well as our wealth management and insurance businesses.  Upon the completion of the mergers, National Penn ranked as the 5th largest Pennsylvania-based bank holding company, with approximately $8.9 billion in assets and 140 offices in Pennsylvania, Maryland and Delaware.

Lending

Underwriting and Credit Administration

The Board of Directors, through the Director’s Enterprise Risk Management Committee (DERMC), reviews our lending practices and policies.  Our policies require that loans meet sound underwriting criteria.  The Credit Policy Committee approves loan authority for certain officers to be used individually or jointly and approves membership in the Company’s Loan Committee.  The largest single name lending authority within National Penn Bank is $2.0 million.  The largest single lending authority in Christiana is $750,000. Any loan request for an amount exceeding the highest individual or joint approval authority levels must be approved by the Company’s Loan Committee.  The Loan Committee is chaired by the Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.  The Loan Committee considers loan requests that exceed individual and joint approval lending authorities up to its internal exposure limits which are tiered as to risk ratings.

The Company originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, loan brokers, equipment vendors, and purchases some loans and leases through other financial institutions.

As part of our credit administration process, we have asset quality reviews performed by outside consulting firms.  Their reviews consist of sampling the commercial business and commercial real estate portfolios, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality.  The Company’s President and Chief Executive Officer, Chief Operating Officer, and other senior lending and credit administration personnel meet monthly to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within these portfolios.

Loan Portfolio

At December 31, 2008 and 2007, our portfolio was composed of the following balances by loan types:

	December 31, 2008		December 31, 2007
		Percentage of		Percentage of
(dollars in thousands)	$	Portfolio	$	Portfolio

Commercial Real Estate
Residential Subdivision	$233,436	3.69%	$148,469	3.83%
Multifamily (5+ Units)	254,366	4.02%	155,322	4.01%
Residential (1-4 Units)	167,543	2.65%	140,742	3.63%
Retail and Shopping Center	189,343	2.99%	111,675	2.88%
Office Building	126,644	2.00%	82,467	2.13%
Other	260,613	4.12%	170,940	4.41%
Total Commercial Real Estate	1,231,946	19.47%	809,615	20.89%

Commercial Term Loans & Mortgages	2,319,235	36.65%	1,557,940	40.20%
Lines of Credit	673,849	10.65%	500,356	12.91%
Leases	32,818	0.52%	35,427	0.91%
Total Commercial Business Loans	3,025,902	47.82%	2,093,723	54.03%
Total Business Loans	4,257,848	67.29%	2,903,338	74.92%

Residential Mortgages	939,439	14.85%	375,560	9.69%
Home Equity Loans	597,791	9.45%	359,758	9.28%
Home Equity Lines of Credit	318,922	5.04%	167,535	4.32%
Other Loans	214,051	3.37%	69,062	1.78%
Total Consumer Loans	2,070,203	32.71%	971,915	25.08%

Total Loans	$6,328,051	100.00%	$3,875,253	100.00%

Commercial Lending

General – A majority of the Company’s loan assets are loans to business owners of many types.  The Company makes commercial loans for real estate development, equipment financing, accounts receivable and inventory financing and other purposes as required by the broad spectrum of borrowers.  Commercial loans by their nature carry higher risk than loans to consumers.  The changes in commercial borrowers’ financial condition and cash flow plus the potential volatility in the value of collateral held makes commercial lending a higher risk form of lending.  Consequently, a greater percentage of the Company’s resources and the staff’s time are devoted to monitoring this area of the portfolio.

The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, new equipment, eligible accounts receivable and finished inventory or raw material.  Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or the term of the loan.

Below are different loan types offered to the Company’s commercial loan customers:

Commercial Real Estate

Commercial Properties – These loans include both construction loans and long-term loans financing commercial properties such as office buildings, retail strip malls, and medical office buildings.  All properties in this category are less than 50% occupied by the owner. Repayment of this kind of loan is dependent upon the resale of or lease of the subject property.  Loan terms range from one year to 25 years.  Interest rates can be either floating or fixed rates.  Fixed rates are generally set for periods of three to seven years with either a rate reset provision or a balloon payment.  Borrowers may also hedge their interest rate risk through interest rate derivatives.

Residential Subdivision – These loans are made to residential subdivision developers for the building of residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses.  Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers.  Terms of the loan are generally for one to three years.  Interest rates are usually floating, generally indexed to the Wall Street Journal prime rate or 30-day London Inter-Bank Offered Rate (LIBOR) plus an increment based upon risk.

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

Commercial Term Loans and Mortgages – These loans are typically used to finance the equipment and the owner-occupied real estate needs of the borrower.  Terms will range from 3 to 25 years dependent upon the economic life of the asset financed.  Interest rates will be either floating or fixed for periods up to 10 years.  Many loans, although written with extended amortizations, will actually require balloon payments at 3, 5, or 10 years.  Borrowers may hedge their interest rate risk through interest rate derivatives.

Commercial Lines of Credit – National Penn offers lines of credit that finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses.  Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level.  Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided.  Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, machinery and equipment.  Sometimes the collateral will include the business real estate or the business owner’s personal assets.  Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash.  Interest rates are usually floating and are generally indexed to Wall Street Journal prime rate, or the 30 day London Inter-Bank Offered Rate (LIBOR) plus an increment based upon risk.

Small Business Loans - National Penn Bank is a preferred lender as designated by the US Small Business Administration (SBA).  As such, National Penn Bank originates loans to business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 85% of the loan amount dependent on the form of the loan.  SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory.  The term of SBA loans can range from a few months up to 20 years dependent upon the purpose and collateral offered.  SBA regulations limit interest rates and terms.   National Penn Bank actively sells the guaranteed portions of originated loans in the secondary market.

Leasing – National Penn Bank makes lease financing available to business customers through its wholly owned subsidiary, National Penn Leasing Company (NPLC).  NPLC provides leases for many types of equipment, serving the manufacturing, service, transportation, and construction sectors.  Leases are written at fixed rates for 3 to 7 year terms based on the economic life of the underlying equipment and are typically full payout leases with no reliance on residual values.  Leases can be capital leases, operating leases, conditional sales contracts or other lease structures dependent on the financial condition and needs of the lessee as well as the type of equipment involved.

Consumer Lending

General – The Company provides loans directly to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs.  The Company makes indirect loans to purchase both new and used auto and recreational vehicles.  During 2008, National Penn Bank originated first lien residential mortgages principally in eastern and central Pennsylvania.  All residential mortgages are sold to secondary market investors or held within the Company’s investment or loan portfolios.

The Company also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division.  The majority of consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  The Company requires a loan to value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.  The Company originates its home equity loans and home equity lines of credit directly with its customers.

Investment Policies and Strategies

The investment portfolio includes the National Penn Bank portfolio and the National Penn Investment Company portfolio. The National Penn Bank portfolio totaled $1.92 billion at December 31, 2008 and $1.38 billion at December 31, 2007. The investment company portfolio was $21.0 million at December 31, 2008 and $25.8 million at December 31, 2007. At December 31, 2008, Christiana and National Penn Investors Trust Company had small investment portfolios of $3.9 million each.

National Penn Bank’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GMNA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of the National Penn Bank investment portfolio is to provide a secondary source of liquidity.  Another purpose is to provide a source of income. For liquidity purposes, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio seeking a steady cash flow stream. A high percentage of the National Penn Bank investment portfolio supports our funding pledging needs (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we follow a strategy of shortening the duration of the investment portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. Whether we are buying shorter-term securities during low rate cycles, or longer-term securities during times of higher rates, we consider the impact of the investment portfolio in the Company’s overall interest rate risk position. We therefore might adjust the strategy, due to our need to remain consistent with our interest rate risk corporate guidelines.

National Penn Investment Company’s portfolio consists primarily of investments in regional or community banking organizations. These investments are in the form of common stock or trust preferred securities. The primary purpose of this portfolio is to generate income, including both current income in the form of interest and dividends, as well as long-term capital gains. These investments require the same risk-based capital as commercial loans, but the overall dollar amount of this portfolio, $21.0 million at December 31, 2008, is relatively small so the impact on capital is not material.

Operating Segments

At December 31, 2008, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.  Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

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

Future Acquisitions

Our acquisition strategy consists of identifying financial service companies, including banks, insurance agencies and wealth management-related businesses, with business philosophies that are similar to ours, which operate in strong markets, and which can be acquired at an acceptable cost.  In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities.   Discussions with acquisition candidates take place frequently.

Concentrations, Seasonality

We do not have any portion of our businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.   The Company’s commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in eastern Pennsylvania.  See also “Significant Concentrations of Credit Risk” in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.  While our businesses are not seasonal in nature, we experience some fluctuation in our deposits due to the seasonality of government and school district deposits.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2008, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2009.

Employees

At December 31, 2008, National Penn and its subsidiaries had 1,941 full- and part-time employees.  Our Full-time Equivalent ("FTE") employee number is 1,780.

Website Availability of Reports

We maintain a website at: www.nationalpennbancshares.com.  We make our Forms 10-K, 10-Q and 8-K (and amendments to each) and other material information about the Company available on this website free of charge at the same time as those reports are filed with the SEC (or as soon as reasonably practicable following that filing).

Supervision and Regulation

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.

The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on National Penn and its subsidiaries.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.  Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies.  National Penn cannot determine the likelihood or timing of enactment of any such proposals or legislation or the impact they may have on National Penn and its subsidiaries.  A change in law, regulations or regulatory policy may have a material effect on the business of National Penn and its subsidiaries.

Bank Holding Company Regulation

National Penn is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve.  Federal Reserve regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  Pursuant to these “source of strength” regulations, the Federal Reserve may require National Penn to commit its resources to provide adequate capital funds to National Penn Bank during periods of financial stress or adversity.  This support may be required at times when National Penn is unable to provide such support.  Any capital loans by National Penn to National Penn Bank would be subordinate in right of payment to deposits and certain other indebtedness of National Penn Bank.

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

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries.  See “Supervision and Regulation - Regulation of National Penn Bank and Christiana” in this Item 1.  See also Footnote 18 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

As a result of National Penn’s participation in the Troubled Asset Relief Program’s Capital Purchase Program, National Penn is required to obtain the consent of the US Department of the Treasury (“Treasury”) to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.17 per share of common stock) until National Penn has redeemed its Series B Fixed Rate Cumulative Perpetual Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party.  See “Troubled Assets Relief Program” below.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The Federal Reserve has ruled that the senior perpetual preferred stock issued to the Treasury Department under the Troubled Asset Relief Program's Capital Purchase Program (described in more detail below) also qualifies as Tier 1 capital. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2008, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 10.65% and 11.85%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2008, National Penn’s leverage ratio was 8.50%.

The Federal Reserve has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

The Federal Deposit Insurance Act ("FDIA") requires an insured institution to take “prompt corrective action” in the event minimum capital requirements are not met.    Pursuant to the “prompt corrective action” provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.”

Under these regulations, an institution is considered “well capitalized” if it satisfies each of the following requirements:

•	It has a total risk-based capital ratio of 10% or more.
•	It has a Tier 1 risk-based capital ratio of 6% or more.
•	It has a leverage ratio of 5% or more.
•	It is not subject to any order or written directive to meet and maintain a specific capital level.

At December 31, 2008, National Penn Bank qualified as “well capitalized” under these regulatory standards.  See Footnote 18 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Neither the Company, National Penn Bank nor Christiana is under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which if they were to be implemented, would have a material adverse effect on the liquidity, capital resources, or operations of the Company.

FDIC Insurance Assessments

National Penn Bank and Christiana are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  The assessments are based on the risk classification of the depository institutions.  National Penn Bank and Christiana were each required to pay (subject to certain credits) regular FDIC insurance assessments in 2008, and expect to be required to pay regular insurance assessments to the FDIC in 2009.  The FDIC has announced that, in 2009, it will raise current assessment rates and alter the way in which the assessment system differentiates for risk.  The FDIC has also announced that it will impose an "emergency premium" assessment on insured banks on June 30, 2009.  The Company estimates that its FDIC insurance expense in 2009 will increase materially over its 2008 expense.

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

The OCC and the FDIC, which have primary federal supervisory authority over National Penn Bank and Christiana, respectively, regularly examine banks in such areas as reserves, loans, investments, management practices, trust, and other aspects of operations.  These examinations are designed for the protection of depositors rather than shareholders.  Each bank must furnish annual and quarterly reports to the primary regulator, each of which has the legal authority to prevent the bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain with its district Federal Reserve Bank, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, including community offices.  Pennsylvania law and Delaware law each permit statewide branching.

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

In addition, National Penn Capital Advisors, Inc. and Vantage Investment Advisors, L.L.C., investment advisory firms, are each primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank’s insurance agency subsidiaries, including those acquired in the KNBT merger, are also primarily subject to regulation by the Pennsylvania Department of Insurance.

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

GLBA created a new kind of bank holding company called a “financial holding company” (a “FHC”) that is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system.  A bank holding company qualifies to become a FHC if it files an election with the Federal Reserve and if each of its depository institution subsidiaries is “well capitalized”, “well managed”, and CRA-rated “satisfactory” or better. Although National Penn believes that it is eligible to do so, National Penn has not elected to become a FHC.  National Penn has, instead, continued to utilize the authority of national banks to create “operating subsidiaries” to expand its business products and services.

GLBA also authorizes national banks to create “financial subsidiaries.”  This is in addition to the present authority of national banks to create “operating subsidiaries.”  A “financial subsidiary” is a direct subsidiary of a national bank that satisfies the same conditions as a FHC, plus certain other conditions, and is approved in advance by the OCC.  A “financial subsidiary” can engage in most, but not all, of the activities newly authorized for a FHC.  National Penn Bank has not created any “financial subsidiaries.”

In addition, GLBA includes significant provisions relating to the privacy of consumer and customer information.  These provisions apply to any company “the business of which” is engaging in activities permitted for a FHC, even if it is not itself an FHC.  Thus, they apply to National Penn.  GLBA requires a financial institution to adopt and disclose its privacy policy, give consumers and customers the right to “opt out” of most disclosures to non-affiliated third parties, not disclose any account information to non-affiliated third party marketers and follow regulatory standards to protect the security and confidentiality of consumer and customer information.

Although the long-range effects of GLBA cannot be predicted, National Penn believes GLBA will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Fair Credit Reporting Act

The federal banking agencies have issued final regulations implementing the affiliate marketing provisions added to the Fair Credit Reporting Act by the Fair and Accurate Credit Transactions Act.  The regulations, which became effective January 1, 2008, with a mandatory compliance date of October 1, 2008, require a financial institution to provide consumers with notice and an opportunity to opt out before using certain information received from an affiliate to make a marketing solicitation.

USA PATRIOT Act

In recent years, a major focus of governmental policy on financial institutions has been combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (the “Patriot Act”) gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information-sharing.  It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act.  These regulations impose obligations on

National Penn to maintain appropriate policies, procedures and controls to detect, prevent and report potential money laundering and terrorist financing activities and to verify the identity of its customers.   Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws and regulations could have an adverse impact on National Penn’s business.

Interest on Reserves

Drawing upon its accelerated authority under EESA (see “Troubled Asset Relief Program”, below), the Federal Reserve issued an interim final rule directing that interest be paid on the required and excess reserve balances held by depository institutions at Federal Reserve Banks.  The regulation became effective with the reserve maintenance period beginning October 9, 2008.

FDIC Deposit Insurance Coverage

On October 3, 2008, the FDIC increased the amount of deposit insurance coverage per depositor from $100,000 to $250,000.  The increase, which is temporary, will remain effective until December 31, 2009.

FDIC Temporary Liquidity Guarantee Program

National Penn has enrolled in the Temporary Liquidity Guarantee Program (“TLG”), which was established by the FDIC in October 2008 as an initiative to counter the current system-wide crisis in the nation's financial sector. The TLG provides two limited guarantee programs.

The Debt Guarantee Program (“DGP”) guarantees newly-issued senior unsecured debt of insured depository institutions and their affiliated bank holding companies.  Debt, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt issued on or before June 30, 2009, is fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The DGP debt guarantee is triggered by payment default rather than bankruptcy or receivership, and short-term debt issued for one month or less is not covered.  The DGP guarantee expires on June 30, 2012, even for debt that matures after that date.

The Transaction Account Guarantee Program (“TAG”) guarantees noninterest-bearing transaction accounts, regardless of dollar amount, held by insured depository institutions.  In addition to traditional demand deposit accounts, the TAG covers business payroll accounts, low-interest NOW accounts and funds held in trust by attorneys, called “IOLTA” accounts.  Insurance coverage under TAG lasts through December 31, 2009.

Fees to participate in the DGP are based on the length to maturity of the debt.  For TAG participants, a 10-basis point annual rate surcharge is added to an institution's current FDIC insurance assessment to cover noninterest-bearing transaction account amounts over $250,000.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law for the purpose of providing Treasury with the authority and facilities to restore liquidity and stability to the US economy.  Central to the EESA is the Troubled Asset Relief Program (“TARP”), under which Treasury can purchase troubled assets from any financial institution subject to appropriate terms and conditions that minimize the long-term negative impact on US taxpayers.

On October 14, 2008, in a joint statement with the FDIC and the Federal Reserve, Treasury announced the creation of the TARP Capital Purchase Program (“CPP”) to enable Treasury to make capital investments in public and private banking institutions.  Under CPP, Treasury can purchase up to $250 billion of senior preferred shares on standardized terms from qualifying US controlled banks, savings associations, and certain bank and savings and loan holding companies.  A participating institution may sell shares of its senior preferred stock valued between 1% and 3% of its risk-weighted assets.  Senior preferred stock ranks senior to common stock and pari passu with existing senior preferred stock, is non-voting, and is callable at par after three years.  Shares of senior preferred stock pay a cumulative annual dividend of 5% for the first five years and 9% in later years.  As part of the purchase transaction, Treasury also receives warrants to purchase common stock in the institution equating to 15% of the market price of its investment in the senior preferred stock at the time of issuance.

National Penn applied to participate in CPP and received Treasury approval to do so.  On December 12, 2008, by letter agreement, which included CPP standardized terms, National Penn issued and sold to Treasury (i) 150,000 shares of National Penn’s Series B Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 1,470,588 shares of the National Penn’s common stock, without par value, at an initial exercise price, subject to anti-dilution adjustments, of $15.30 per share, for an aggregate purchase price of $150.0 million in cash.

Rules issued by Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") require participating institutions, including National Penn, to adopt certain standards for executive compensation and corporate governance for the period during which Treasury holds CPP senior preferred stock.  Under these standards,  the amount of bonus and incentive compensation that may be paid each year is limited, incentive compensation must not be designed to encourage executives to take excessive risks or to manipulate earnings, bonuses and incentive compensation based on materially inaccurate financial statements must be returned, golden parachute payments are prohibited, and certain federal income tax deductions are limited.  These restrictions generally apply to the chief executive officer, chief financial officer, and the next three most highly compensated executive officers but, in some instances, apply to a larger group of executives.  In addition, the American Recovery and Reinvestment Act requires CPP participants to hold a non-binding “say-on-pay” shareholder vote to approve the compensation of their executives.

Participating institutions are also restricted from increasing their common stock dividend and from redeeming or repurchasing shares of their common stock while Treasury owns the institution’s senior preferred stock.  See “Dividend Restrictions” above.

These dividend restrictions and executive and corporate governance standards must remain in place for so long as Treasury holds the CPP participant’s senior preferred stock.  The American Recovery and Reinvestment Act allows CPP participants, with the consent of Treasury and the Federal Reserve, to redeem at any time the senior preferred stock sold to Treasury.  Upon the redemption of the senior preferred stock, the participant will no longer be required to comply with the dividend restrictions and executive compensation and corporate governance standards.

Interest Rate Swaps

Information about National Penn’s interest rate swap derivatives is set forth in Footnotes 1 and 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report and is incorporated herein by reference.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of National Penn conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry.  The policies significantly affecting the determination of National Penn’s financial position, results of operations and cash flows, are summarized in Footnote 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements and discussed in the section captioned “Critical Accounting Policies, Judgments and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

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

National Penn’s allowance for loan losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers.  National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the fourth quarter of 2008, when it increased its provision for loan losses to $18.5 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn’s control.  If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn’s business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

           Declines in asset values may result in impairment charges and adversely impact the value of National Penn’s investments.

           National Penn maintains an investment portfolio which includes, but is not limited to, municipal bonds and collateralized debt obligations.  The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities.  National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators.  In conjunction with the third and fourth quarter of 2008 evaluations, National Penn recorded after-tax unrealized losses of $13.0 million and $51.7 million resulting from other-than-temporary impairment charges on collateralized debt obligations.  National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary.  If it is determined that a significant impairment has occurred, National Penn would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

Included in the investment portfolio is the approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh that is owned by National Penn.  The Federal Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank.  In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must continue to be a member, i.e., a shareholder in the Home Loan Bank.  Should the Home Loan Bank cease operations, write-off of the Home Loan Bank stock owned by National Penn, and the loss of this liquidity source, could have material adverse effect on National Penn’s business, financial condition, liquidity, capital and results of operations.

National Penn may incur impairments to goodwill.

National Penn reviews its goodwill at least annually.  Significant negative industry or economic trends, including the lack of recovery in the market place of National Penn’s common stock, reduced estimates of future cash flows or disruptions to National Penn’s business, could indicate that goodwill might be impaired.  National Penn’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance.  National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results.  Additionally, if National Penn’s analysis results in an impairment to its goodwill, National Penn would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment is determined to exist.  Any such change could have a material adverse effect on our results of operations and our stock price.

           National Penn may fail to realize the anticipated benefits of recent transactions.

           National Penn’s success depends on, among other things, National Penn’s ability to realize anticipated cost savings and revenue enhancements from recent acquisitions, including the Christiana and KNBT mergers, and to combine the businesses of the acquired companies in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues due to loss of customers.  If National Penn is not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all or may take longer to realize than expected.  Additionally, if the integration efforts following acquisitions are not successfully managed, the failure of these integration efforts could result in loan losses, deposit attrition, operating costs, loss of key employees, disruption of National Penn’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect National Penn’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of such acquisitions or result in unanticipated losses.

The impact of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program (the “CPP”), under which it is purchasing preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy.  In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of senior preferred stock and warrants to purchase shares of its common stock for an aggregate purchase price of $150 million.

Participation in the CPP subjects National Penn to increased oversight by the U.S. Treasury, regulators and Congress.  The U.S. Treasury has issued rules implementing the EESA.  In addition to these rules, the American Recovery and Reinvestment Act of 2009 contains executive compensation and corporate governance standards that apply to all CPP participants, including National Penn.  For example, participation in the CPP restricts National Penn’s ability to increase dividends on its common stock and to repurchase its common stock.  In addition, the rules issued by the U.S. Treasury and the Recovery Act subject National Penn to restrictions on executive compensation and require National Penn to submit its executive compensation program to a non-binding shareholder vote.  With regard to increased oversight, the U.S. Treasury has the power to unilaterally amend the terms of the CPP purchase agreement to the extent required to comply with changes in applicable federal law and to inspect National Penn’s corporate books and records through its federal banking regulator.  In addition, the U.S. Treasury has the right to appoint two directors to National Penn’s board if National Penn misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.

We expect that future rulemaking under the EESA and the Recovery Act will be forthcoming from the U.S. Treasury which could impact our operations.  Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe led to the current economic situation.  Furthermore, the U.S. Treasury is required to issue rules interpreting and implementing the executive compensation provisions of the Recovery Act.  Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could restrict National Penn’s operations or increase governmental oversight of its businesses and its corporate governance practices.  The Special Inspector General for TARP has requested information from TARP participants, including a description of past and anticipated uses of the TARP funds and plans for addressing executive compensation requirements under the CPP.  It is unclear at this point what the ramifications of such disclosure are or may be in the future.

In addition, there can be no assurance as to the actual impact that EESA, the Recovery Act and their implementing regulations, or any other governmental program, will have on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect National Penn’s business, results of operations, financial condition, access to funding and the trading price of National Penn’s common stock.

           Governmental regulation, legislation and accounting industry pronouncements could adversely affect National Penn.

           In addition to the EESA, National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries and change from time to time. These laws and regulatory efforts are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds and the accomplishment of governmental policy objectives such as combating terrorism, e.g., the Bank Secrecy Act.  In addition, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in these areas or in their interpretations or applications will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

           National Penn’s ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, which includes National Penn Bank’s HomeTowne Heritage Bank, KNBT Bank, and Nittany Bank divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. There is no assurance that National Penn Bank, Christiana and/or National Penn’s other subsidiaries will be able to pay dividends in the future or that National Penn will generate adequate cash flow to pay dividends to its shareholders in the future. National Penn’s ability to pay dividends is also subject to limitations imposed by the terms of the CPP.  National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

           Competition from other financial institutions may adversely affect National Penn’s profitability.

           National Penn’s subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Additionally, several of National Penn’s banking competitors have participated or may participate in the CPP and other government programs, which would subject National Penn to more intense competition.  Such competitors are large financial institutions that have received multi-million or multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which has strengthened their balance sheets and enhanced their ability to withstand the uncertainty of the current economic environment.  This competition could reduce National Penn’s net income by decreasing the number and size of loans that National Penn’s subsidiaries originate and the interest rates they may charge on these loans.

           In attracting business and consumer deposits, National Penn’s subsidiaries face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn’s competitors enjoy advantages, including greater financial resources (from participation in the CPP or otherwise), more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn’s ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn’s cost of funds.

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

           National Penn’s subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn’s customer relationships. These competitors may not be subject to the limitations on executive compensation imposed under the EESA and the Recovery Act, may not be subject to federal taxation, and may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

           National Penn’s future information technology needs, developments and events may negatively affect National Penn’s financial performance and reputation.

           Effective and competitive delivery of National Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs.  National Penn’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations.  Many of National Penn’s competitors have greater resources to invest in technological improvements.  Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn, and National Penn’s need to attract, retain and motivate qualified personnel becomes increasingly critical, particularly as National Penn completes future acquisitions and enters into new markets.  There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to effectively compete.

           National Penn operates in a legal and regulatory environment that generally seeks to minimize the risks for consumers and other product end-users and protect their interests.  Maintaining information security and dealing with any breach of information security, whether by National Penn or by a third party, may be difficult and expensive.  National Penn may be exposed to both financial and reputational risk if there is a compromise or loss of data, whether due to internal or external acts or omissions, and whether intentional or not, or if there is electronic fraud.

           National Penn’s internal control systems are inherently limited.

           National Penn’s system of internal controls, disclosure controls and corporate governance policies and procedures is inherently limited.  These inherent limitations include the realities that judgments in decision-making can be faulty, breakdowns can occur because of simple error or mistake and controls can be circumvented by the individual acts of some persons or by collusion of two or more people.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected, which may have an adverse effect on National Penn’s business, results of operations or financial condition.

A Warning About Forward-Looking Information

           This Report, including information incorporated by reference in this Report, contains forward-looking statements about National Penn and its subsidiaries.  In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements about National Penn and its subsidiaries.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology.  Forward-looking statements include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.  National Penn cautions its shareholders and other readers not to place undue reliance on such statements.

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

•
Expansion of National Penn’s product and service offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.  Additionally, new product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•	Business development in newly entered geographic areas may be more difficult, present more operational and management risks and challenges, and take longer, than expected.

•	National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons or otherwise.

•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected.

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

•	The current stresses in the financial markets may inhibit National Penn's ability to access the capital markets or obtain financing on favorable terms.

•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

•	Changes in consumer spending and savings habits could adversely affect National Penn’s business.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn does not own or lease any property.  Currently, National Penn Bank, including its KNBT Division, owns 81 properties and leases 93 other properties.   National Penn’s other direct and indirect subsidiaries lease 10 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned by National Penn Bank and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512; six other owned or leased properties are located in the immediate vicinity of the principal office.  National Penn Bank also owns the principal office of the KNBT Division, located at 90 Highland Avenue, Bethlehem, Pennsylvania, and the office building located at 236 Brodhead Road, Bethlehem, Pennsylvania.

National Penn Bank, including all Divisions, currently operates 124 community offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  59 of these community offices are owned; 66 are leased.   In addition to these offices, National Penn Bank presently owns or leases 138 automated teller machines located throughout these fifteen counties, all of which are located at community office locations except for 20 that are “free-standing” (not located at an office).

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

On December 5, 2008, National Penn Bank filed suit in the Berks County, Pa. Common Pleas Court against a former National Penn Bank employee and eight of the employee’s relatives to recover approximately $4.5 million in funds that National Penn alleges were wrongfully taken.  After a thorough investigation, National Penn determined that approximately $4.5 million of bank funds were stolen through a fraud scheme allegedly perpetrated by a supervisor in the loan accounting area, who allegedly manipulated accounts to avoid detection by ongoing internal bank audits and controls.  National Penn’s financial results for the fourth quarter of 2008 included a special charge of $4.5 million for losses attributable to this fraud scheme.  National Penn is reviewing, and strengthening where necessary, its internal control and audit procedures (for further information, see Item 9A. “Controls and Procedures” of this Report).  National Penn is vigorously pursuing all available avenues, including insurance and civil claims, to recover the losses from the fraud to the maximum extent possible.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of National Penn shareholders during the fourth quarter of 2008.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of March 2, 2009, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Glenn E. Moyer	57
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

Scott V. Fainor	47
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

Bruce G. Kilroy	59	Group Executive Vice President of National Penn since January 2001.

Garry D. Koch	54	Group Executive Vice President and Director of Risk Management of National Penn since January 2001.

Paul W. McGloin	61	Group Executive Vice President and Chief Lending Officer of National Penn since January 2002.

Sandra L. Bodnyk	57
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

Carl F. Kovacs	58
Group Executive Vice President, Operations/Technology.  Executive Vice President and Chief Information Officer, Keystone Nazareth Bank & Trust Company from May 2005 to February 2008.  Senior Vice President and Chief Information Officer of Nazareth National Bank from November 2003 to May 2005.  Senior Vice President, Information Technology and General Operations, Nazareth National Bank from December 2002 to October 2003.

Michael R. Reinhard	51
Group Executive Vice President and Chief Financial Officer of National Penn.  Group Executive Vice President and Corporate Planning Officer of National Penn from January 2004 to September 2007.  Executive Vice President of National Penn Bank from January 2002 to January 2004.

Gary L. Rhoads	54
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

Michelle H. Debkowski	40
Executive Vice President, Corporate Secretary and Investor Relations Officer.  Chief Accounting and Investor Relations Officer of National Penn from October 2004 to September 2007.  Senior Vice President from January 2003 to December 2006.  Regulatory Compliance Director of National Penn from August 1995 to October 2004.  CPA and CRP.

H. Anderson Ellsworth	61
Executive Vice President and Securities Law Compliance Director of National Penn.  Senior Vice President from October 2004 to December 2006.  Prior thereto, Attorney, President and Shareholder of Ellsworth, Carlton, Mixell & Waldman, P.C. (law firm).

Janice S. McCracken	44	Executive Vice President and Director of Finance and Management Accounting of National Penn. Senior Vice President from December 2002 to December 2006.

Michael A. Meeneghan	56
Executive Vice President of National Penn's insurance group and President, National Penn Insurance Agency, Inc.  since February 2006.  Vice President and Sales Manager, CBIZ, Inc.  (consulting and accounting firm) September 2005 to February 2006.  Prior thereto, Vice President, Business Development, with The Addis Group (insurance agency subsidiary of Susquehanna Bancshares, Inc.) from September 2002 to September 2005.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2008, National Penn had 8,003 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock, for the periods indicated, after giving retroactive effect to a 3% stock dividend at September 28, 2007.

MARKET VALUE OF COMMON STOCK

	2008		2007
	High	Low	High	Low
1st Quarter	$19.11	$13.71	$20.01	$17.16
2nd Quarter	19.10	13.28	18.85	16.19
3rd Quarter	18.00	11.68	18.83	14.11
4th Quarter	17.14	11.50	17.76	14.18

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2008	2007
1st Quarter	$0.1700	$0.1626
2nd Quarter	0.1700	0.1626
3rd Quarter	0.1700	0.1626
4th Quarter	0.1725	0.1700

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its banking subsidiaries to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s and Christiana's ability to pay cash dividends is set forth in Footnote No. 18 to the Consolidated Financial Statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market, currently under the symbol “NPBCO”.  These securities have a par value of $25.00 and the preferred dividend is 7.85%.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2008:

			Total	Maximum Number
	Total		Number of Shares	of Shares that may
	Number	Average	Purchased as Part of	yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
	Purchased	per Share	Plans or Programs	Plans or Programs
Period
October 1, 2008 through October 31, 2008	0	N/A	0	627,427

November 1, 2008 through November 30, 2008	0	N/A	0	627,427

December 1, 2008 through December 31, 2008	0	N/A	0	627,427

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

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions.  Information on these restrictions is set forth in Footnote No. 18 to the Consolidated Financial Statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and both indices on December 31, 2003 and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
National Penn Bancshares, Inc.	100.00	111.24	98.72	111.68	89.42	89.60
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28

Source : SNL Financial LC, Charlottesville, VA
© 2009

Item 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with National Penn's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.  The selected financial data set forth below has been derived from our audited consolidated financial statements.

Five Year Statistical Summary

(dollars in thousands, except
share and per share data)	Year Ended December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET
Total assets	$9,403,431	$5,824,421	$5,452,288	$4,603,389	$4,481,094
Total deposits	6,389,886	3,946,163	3,825,633	3,309,046	3,143,193
Loans and leases, net (1)	6,244,045	3,820,356	3,573,631	2,993,744	2,816,849
Total investment securities	1,919,889	1,381,021	1,261,882	1,091,714	1,189,803

Total shareholders’ equity	1,179,995	563,947	542,869	447,668	430,426
Common book value per share (2), (3)	12.83	11.49	10.99	9.73	9.41
Total book value per share (2), (3)	14.62	11.49	10.99	9.73	9.41
Percent shareholders’ equity to assets	12.54%	9.68%	9.96%	9.72%	9.61%

Trust and other assets under management	$7,912,771	$2,942,324	$2,620,076	$1,651,322	$1,284,264

EARNINGS (4)
Total interest income	$466,236	$335,473	$302,185	$242,586	$198,775
Total interest expense	213,498	179,453	148,826	93,937	60,493
Net interest income	252,738	156,020	153,359	148,649	138,282
Provision for loan and lease losses	32,497	7,832	2,541	3,200	4,800
Net interest income after provision for
loan and lease losses	220,241	148,188	150,818	145,449	133,482
Other income	22,758	73,198	66,867	57,016	46,774
Other expenses	216,531	138,773	133,331	125,064	119,229
Income before income taxes	26,468	82,613	84,354	77,401	61,027
Income tax (benefit) expense	(5,803)	17,380	20,245	18,921	14,243
Net income	$32,271	$65,233	$64,109	$58,480	$46,784

Cash dividends paid	$49,680	$32,534	$31,039	$27,973	$25,199
Dividend payout ratio	153.95%	49.87%	48.42%	47.83%	53.86%
Return on average assets	0.36%	1.16%	1.24%	1.29%	1.18%
Return on average common shareholders’ equity	3.3%	12.0%	12.6%	13.4%	12.9%
Return on average total shareholders' equity	3.3%	12.0%	12.6%	13.4%	12.9%

PER SHARE DATA (2)
Basic earnings	$0.42	$1.32	$1.31	$1.27	$1.08
Diluted earnings	$0.42	$1.31	$1.29	$1.25	$1.06
Dividends paid in cash	$0.683	$0.660	$0.631	$0.608	$0.585
Dividends paid in stock	NONE	3%	3%	5-for-4 split	5-for-4 split

SHAREHOLDERS AND STAFF
Average shares outstanding-basic (2)	76,185,375	49,344,066	48,915,813	45,967,537	43,281,824
Average shares outstanding-diluted (2)	76,740,859	49,908,327	49,790,155	46,731,039	44,227,935
Shareholders	8,003	4,910	4,946	4,374	4,316
Staff – Full-time equivalents	1,780	1,171	1,197	1,141	1,098

(1)	Includes loans held for sale, net of allowance.
(2)	Restated to reflect a 3% stock dividend in 2007 and 2006, 5-for-4 stock split in 2005 and 2004.
(3)	Total book value per share includes preferred stock. Common book value per share does not include preferred stock.
(4)
Results of operations are included for the Nittany Financial Corp. acquisiton for the period January 26, 2006 through December 31, 2006,  the Peoples First, Inc. acquisition for the period July 1, 2004 through December 31, 2004, HomeTowne Heritage Bank for the period December 12, 2003 through December 31, 2003, FirstService Bank for the period February 25, 2003 through December 31, 2003, Christiana Bank & Trust for the period January 4, 2008 through December 31, 2008 and KNBT Bancorp, Inc. for the period February 1, 2008 through December 31, 2008.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2008 and financial condition of the Company as of December 31, 2008, with a primary focus on an analysis of operating results.  The financial statements presented include the results of Christiana Bank & Trust Company (“Christiana”) since its acquisition on January 4, 2008 and KNBT Bancorp, Inc. (“KNBT”) since its acquisition on February 1, 2008.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2008, included in this Report at Item 8.

The Company’s strategic plan is designed to enhance shareholder value by operating a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business.  The Company also grows revenue through appropriate and targeted acquisitions through expanding into new geographical markets.  The acquisition of Christiana and KNBT in the first quarter of 2008 is representative of such a strategic initiative.

The current economic climate and interest rate environment present challenges for all financial institutions in achieving their business goals. The Company’s financial performance is substantially affected by external factors beyond its control.  Issues such as the length and severity of  the deteriorating domestic economic climate, counterparty creditworthiness, the functioning and availability of liquidity in capital markets and consumer demand for products and services are all impacted by legislative and regulatory initiatives of the Federal Government.

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

The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered.  The Company continually reassesses the allowance and charges off uncollectible loans against the reserve when circumstances do not warrant continuance of the loan as a viable asset. Recoveries of assets previously written off, if any, are credited to the allowance for credit losses account. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated loan and lease losses.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss in event of default, expected commitment usage, the amounts and timing of expected future cash flows or collateral liquidation values on impaired loans, mortgages, and general amounts for historical loss experience.  The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. We allocated goodwill to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires us to use a high degree of subjectivity.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value.  The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill.   For this testing, the Company retained a third-party valuation firm to perform a “Step One Test” for potential goodwill impairment.  The Company and the valuation firm determined that the Income approach and the Market approach were most appropriate in determining whether a “Step Two Test” for impairment was necessary.

The Income Approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

The Market Approach is used to calculate the fair value of a company by calculating median pricing multiples in recent actual acquisitions of companies similarly sized and then applying these multiples to the Community Banking Segment. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results provided by the Market Approach need to be understood in this context. It is believed that the current turmoil in the financial markets is recent and has not yet fully impacted pricing levels of acquisitions.

Impairment testing for 2008 for goodwill and intangibles was completed at June 30, 2008 by our outside consultant. At that time there was no indication or determination of goodwill or intangible impairment at National Penn. Notwithstanding the significant disruptions in the financial markets, as well as National Penn’s recording of significant other-than-temporary impairment charges on investments during the third and fourth quarters of 2008, management re-affirms the original findings by the consultant.

Management has determined that there is no change at December 31, 2008 to the June 2008 finding of no impairment of goodwill or intangibles.  This conclusion is based on several factors.  First, there was no sustained drop in NPBC stock price below National Penn’s tangible book value during the last two quarters of 2008.  Second, the integrations of KNBT and Christiana were completed successfully, and the resulting new National Penn continues to grow and add new business.  Third, while the economic situation has resulted in elevated non-performing loans, National Penn continues to compare favorably in this area versus its peers.  There is no indication that there were elevated credit problems at either KNBT or Christiana.  Lastly, the other-than-temporary impairment charges incurred by National Penn are due to disruptions in the financial markets and do not reflect on the success of the acquisitions that generated the goodwill and intangibles.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings

The Company also uses judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If the analysis concludes these deposits have a shorter life than was estimated, then the Company will write down the asset by expensing the amount that is impaired.

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (OTTI) condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

The Company contracted with a third-party advisory firm to provide an additional Collateralized Debt Obligation ("CDO") valuation. All aspects of the securities were examined including the basic tranche seniority/subordination, cash flow waterfall mechanics, overcollateralization tests and interest coverage tests.  In addition, assumptions surrounding deferral or defaults were examined , as well as the probability that these events happen in the future.  Discount rate assumptions were intended to reflect the uncertainty inherent to their projections of bond cash flows.  The discount rate selected was comparable to spreads observed currently in the market for similarly rated CDO instruments, specifically high yield collateralized loan obligations, and was intended to reflect general market discounts currently being applied to structured credit products.

During 2008, the Company owned a portfolio of CDOs which included a synthetic CDO as well as bank and insurance company pooled trust preferred investments.  Due to the impact of the economic climate, the Company has closely monitored key aspects of the acquired tranches.  Through the monthly evaluations, the securities were assigned into one of six classes dependent upon the tranche’s analytics such as overcollateralization tests and interest capitalization analyses.  Prior to third quarter 2008, OTTI was deemed not present pursuant to the testing results.  At the end of third quarter 2008, the Company recognized OTTI on its only synthetic CDO.  At that time, all other CDO securities were deemed performing in the analytics.  Subsequently though, at the end of fourth quarter 2008, OTTI was recognized on a portion of the bank and insurance company pooled trust preferred investments due to the continued deterioration of the financial services industry.

FINANCIAL CONDITION

At December 31, 2008, total assets were $9.40 billion, an increase of $3.58 billion or 61.4% from the $5.82 billion at December 31, 2007.   The increase in assets in 2008 was primarily the effect of the result of the acquisition of $2.99 billion and $144.8 million in assets acquired from KNBT and Christiana, respectively.

Total assets at the end of 2007 increased $372.1 million or 6.8% to $5.82 billion over the $5.45 billion at year-end 2006.  The increase in assets in 2007 is reflected primarily in the net loan and lease category, and the investments category, which increased $246.7 million, and $119.1 million, respectively.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, increased to $6.24 billion during 2008, an increase of $2.42 billion or 63.5% compared to 2007. The growth was primarily due to the increase of $1.86 billion in loans acquired from KNBT and continued strength in the commercial loan portfolio which increased by approximately $100.5 million since the second quarter 2008.  Management targets loan percentage growth in the low to mid-single digits for all of 2009. The Company had $3.6 million in loans held for sale at December 31, 2008 as compared with $3.8 million at December 31, 2007.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the year-end composition of the Company’s loan portfolio (1):

(dollars in thousands)
	2008	2007	2006	2005	2004
Commercial and Industrial Loans and Leases	$1,384,889	$883,733	$780,475	$708,653	$625,554
Real Estate Loans:
Construction and Land Dev.	588,457	328,720	311,163	206,201	201,410
Residential	2,576,397	1,451,762	1,407,437	1,078,772	1,025,955
Other (non-farm, non-residential)	1,549,870	1,137,544	1,076,141	995,596	957,677
Loans to Individuals	228,438	73,494	56,721	60,586	63,843
Total	$6,328,051	$3,875,253	$3,631,937	$3,049,808	$2,874,439

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in the section entitled "Lending" in Item 1. “Business” in this Report.

Maturities and sensitivity to changes in interest rates in certain loan categories in the Company’s loan portfolio at December 31, 2008, are summarized below:

		After One
	One Year	Year to	After Five
(dollars in thousands)	or Less*	Five Years	Years	Total

Commercial and Industrial
Loans and Leases	$778,748	$382,070	$224,071	$1,384,889
Construction and Land Dev.	309,480	166,633	112,344	588,457
Total	$1,088,228	$548,703	$336,415	$1,973,346

*Demand loans, past-due loan and overdrafts are reported in "One Year or Less."

           Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2008, are summarized below :

	After One
	Year to	After Five
(dollars in thousands)	Five Years	Years

Predetermined Interest Rate	$382,070	$224,071
Floating Interest Rate	166,633	112,344
Total	$548,703	$336,415

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

RISK ELEMENTS – LOANS

A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Loans past Due are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Restructured loans are those loans with terms that have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

Non-performing Assets:

(dollars in thousands)	December 31,
	2008	2007	2006	2005	2004
Non-accrual Loans and restructured loans	$32,595	$15,198	$8,554	11,961	$11,103
Loans Past Due 90 or More Days as
to Interest or Principal	2,991	87	94	183	870
Total Nonperforming Loans	35,586	15,285	8,648	12,144	11,973
Other Real Estate Owned	1,552	-	1,291	-	-
Total Nonperforming Assets	$37,138	$15,285	$9,939	12,144	$11,973
Gross Amount of Interest that would
Have Been Recorded at original rate
on Non-accrual and Restructured Loans	$1,600	$655	$662	878	$492
Interest Received From Customers on
Non-accrual and Restructured Loans	400	133	247	441	835
Net Impact on Interest Income of
Non-performing Loans	$1,200	$522	$415	437	$(343)

Non-performing assets totaled $37.1 million at December 31, 2008, an increase of $21.9 million or 143.0% compared to $15.3 million at December 31, 2007.  The deteriorating economic climate was the primary reason for the increase.  The categories of loans that comprised the December 31, 2008 balance of non-performing assets were commercial and industrial loans, $12.5 million, commercial real estate,  $12.6 million, residential mortgages, $5.7 million and consumer loans, $5.5 million.

The allowance for loan and lease losses to non-performing assets was 226.2% and 359.2% at December 31, 2008 and 2007, respectively.  Another measure of the Company’s credit quality is reflected by the ratio of net charge-offs to average total loans and leases of 0.49% for 2008 versus 0.30% for 2007, and the ratio of non-performing assets to total loans of  0.59% at December 31, 2008 compared to 0.39% at December 31, 2007.

Additional discussion regarding non-performing assets is set forth in the paragraph of this Item 7 titled “Allowance for Loan and Lease Losses”.

INVESTMENT PORTFOLIO

The investment portfolio is primarily a secondary source of liquidity, but it also serves as a source of income. As such, the investment portfolio consists of shorter-term investments that provide current liquidity and longer-term investments that provide higher income.  Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations, trust preferred pools and marketable equity securities.

The Company can classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company’s securities at the time of purchase.

Held-to-maturity securities are limited to debt securities for which management has the intent and the Company has the ability to hold to maturity. These securities are reported at amortized cost.

Trading securities are debt and equity securities held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in security trading activities.

All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of shareholders’ equity (accumulated other comprehensive income or loss). Available-for-sale securities include securities that management intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

Premiums and discounts on debt securities are recognized in interest income on a level-yield basis over the period to maturity. Amortization of premiums and accretion of discounts on mortgage backed securities are based on the estimated cash flows of the mortgage backed securities, periodically adjusted for changes in estimated lives, on a level yield basis.  Premiums and discounts on state and municipal securities are amortized or accreted on a straight line basis to maturity.  The cost of securities sold is determined using the specific identification method. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed other-than-temporary if there is serious credit concern regarding a particular debt issuer, or severe fluctuation in interest rates. The other-than-temporary adjustment is charged to current earnings in the period of measurement. Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses.

Regardless of classification as to shorter-term or longer-term, the majority of the Company’s investments are readily marketable securities held as available for sale, and the majority of the Company’s investments qualify as collateral for deposit pledging needs.

Investments of both held to maturity and available for sale increased $538.9 million or 39.0% to $1.92 billion at December 31, 2008 compared to $1.38 billion at December 31, 2007.   The primary reason for the increase was the addition of $666.1 million in securities from the KNBT acquisition.   During the second quarter, National Penn reclassified its CDO investments, which includes bank and insurance company pools of trust preferred debt and one synthetic CDO, from available-for-sale to held-to-maturity. This action reflects the Company's intent to hold these investments to maturity. The increase in investment of both held-to-maturity  and available-for-sale securities was partially offset by the Company's taking a $20.0 million pre-tax other-than-temporary impairment charge on the investment in a synthetic collateralized debt obligation. This occurred during the third quarter of 2008.  During the fourth quarter of 2008, the Company took a non-cash other-than-temporary impairment pretax charge of $79.5 million on CDO investments in pooled trust preferred securities.   For further information, reference Footnote 3, “Investment Securities” to the consolidated financial statements included at Item 8 of this Report.

A summary of investment securities available for sale at December 31, 2008, 2007 and 2006 follows:

	2008		2007		2006
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
US Treasury	$19,999	$19,997	$-	$-	$-	$-
US Government agency	20,785	21,079	44,001	44,029	152,500	150,133
State and municipal	656,417	642,661	430,062	434,301	269,975	278,893
Mortgage-backed	821,642	825,553	448,394	447,764	510,367	499,922
Trust Preferred Pools/
Collateralized Debt
Obligations	-	-	152,196	142,134	-	-
Marketable equity & other	87,090	84,509	67,418	69,198	73,251	81,949
Total	$1,605,933	$1,593,799	$1,142,071	$1,137,426	$1,006,093	$1,010,897

A summary of investment securities held to maturity at December 31, 2008, 2007 and 2006 follows:

(dollars in thousands)	December 31, 2008		December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasury	$359	$374	$-	$-	$-	$-
State and municipal	185,774	181,680	185,281	185,840	183,506	184,685
Mortgage-backed	74,066	75,503	58,314	57,378	67,479	64,890
Trust Preferred Pools/
Collateralized Debt	-	-	-	-	-	-
Obligations	65,891	27,051	-	-	-	-
Total	$326,090	$284,608	$243,595	$243,218	$250,985	$249,575

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2008 are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Securities Available for Sale - Yield by Maturity:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury	$19,997	0.01%	$-	-	$-	-	$-	-	$19,997	0.01%
US Government agency	2,010	3.75%	17,558	2.90%	1,511	5.03%	-	-	21,079	3.13%
State and municipal	4,272	6.18%	25,748	6.86%	81,296	7.94%	531,345	6.53%	642,661	6.72%
Mortgage-backed	2,900	3.76%	127,169	3.77%	181,290	4.28%	514,194	4.89%	825,553	4.58%
Trust Preferred Pools/
Collateralized Debt
Obligations	-	-	-	-	-	-	-	-	-	-
Marketable equity & other	500	7.48%	104	4.25%	-	-	83,905	1.60%	84,509	1.64%
Total	$29,679	1.64%	$170,579	4.15%	$264,097	5.41%	$1,129,444	5.42%	$1,593,799	5.21%

Securities Held to Maturity at Market Value:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury	$-	-	$374	2.99%	-	-	-	-	$374	2.99%
State and municipal	-	-	-	-	6,221	6.15%	175,459	6.54%	181,680	6.53%
Mortgage-backed	-	-	51,543	3.83	2,949	4.66%	21,011	4.24%	75,503	3.98%
Trust Preferred Pools/
Collateralized Debt
Obligations	-	-	-	-	-	-	27,051	6.93%	27,051	6.93%
Total	$-	-	$51,917	3.82%	$9,170	5.67%	$223,521	6.37%	$284,608	5.88%

OTHER ASSETS

Other assets on the balance sheet increased to $1.04 billion, an increase of $532.1 million compared to the $511.5 million at December 31, 2007.  These assets include net premises and equipment, accrued interest receivable, bank owned life insurance, goodwill, other intangibles net, unconsolidated investments and other assets. As a result of the KNBT acquisition, net premises and equipment acquired was $45.9 million and bank owned life insurance acquired was $82.1 million. Goodwill and other intangible assets (net) increased $296.7 million and $21.3 million respectively, over 2007. The primary reason for these increases was the acquisition of KNBT and Christiana.

DEPOSITS

Deposits are obtained predominantly from the areas in which our community offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. As the primary source of funds, aggregate year-end deposits of $6.39 billion at December 31, 2008 increased $2.44 billion or 61.9% compared to $3.95 billion for 2007. This increase reflects the assumption of $1.94 billion and $117.3 million in deposits from the acquisitions of KNBT and Christiana, respectively.   In 2008, non-interest bearing deposits increased $270.6 million or 51.8% and interest bearing deposits increased $2.17 billion or 63.5% respectively, over 2007.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2008:

	2008		2007		2006
(dollars in thousands)	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing
demand deposits	$731,142	0%	$495,224	0%	$502,168	0%
Savings deposits*	2,848,216	1.80%	1,862,959	2.92%	1,775,115	2.62%
Time deposits	2,367,451	3.87%	1,471,067	4.72%	1,426,302	4.29%
Total	$5,946,809	2.40%	$3,829,250	3.24%	$3,703,585	2.91%

* Interest bearing checking, savings, and money market deposits.

The aggregate amount of jumbo certificates of deposit, issued in the amount of $100,000 or more was $872.2 million in 2008, $546.1 million in 2007, and $535.1 million in 2006.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2008. The Company has no other time deposits of $100,000 or more as of December 31, 2008:

(dollars in thousands)

Maturity
3 months or less	$221,761
Over 3 through 6 months	126,075
Over 6 months through 12 months	394,027
Over 12 months	130,352
Total	$872,215

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $1.74 billion at the end of 2008, a $481.1 million or 38.4% increase compared to year-end 2007 of $1.25 billion. Securities sold under repurchase agreements increased $156.7 million or 32.4% to $640.9 million as compared to $484.2 million at December 31, 2007.  The KNBT acquisition added $235.3 million in retail and wholesale repurchase agreements.  Short-term borrowings decreased $2.4 million or 18.7% to $10.4 million. Long-term borrowings increased $338.8 million or 54.9% to $956.0 million at December 31, 2008 as compared with $617.2 million at December 31, 2007.  The acquisition of KNBT added $304.8 million to long-term borrowings.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $616.0 million or 109.2% to $1.18 billion at December 31, 2008 compared to $563.9 million at December 31, 2007.  In 2008, the Company participated with the U.S. Department of the Treasury under its TARP Capital Purchase Program whereby the US Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $1,000 per share and an initial annual dividend of 5%.  The US Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share. The impact of this transaction with the US Treasury increased shareholders’ equity by $150.0 million.

Common stock increased $512.1 million or 104.3% to $1.00 billion primarily due to the issuance of common shares to acquire KNBT and Christiana. In addition, during 2008, the Company approved enhancements to its Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan. Optional cash contributions may now be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000.

 The increase in shareholders’ equity was partially offset by a decrease in retained earnings of $20.0 million or 23.5% to $65.2 million.  The decrease was due to a combination of increased dividends and decreased earnings for a fourth quarter 2008 net loss totaling $35.8 million.  Fourth quarter 2008 net income was adversely impacted by a non-cash other-than-temporary impairment pre-tax charge of $79.5 million on CDO investments in pooled trust preferred securities, and a fourth quarter 2008 provision for credit losses of $18.5 million.

For the full year 2008, non-cash other-than-temporary impairment pre-tax charges totaled $99.5 million.  Accumulated other comprehensive loss increased $28.1 million or 656.5%.  This was due to decreases in valuation levels in the available for sale investment securities portfolio as a result of the general market conditions in the corporate credit market.  Treasury stock declined $8.0 million primarily due to Treasury shares utilized for the Company’s acquisitions of KNBT and Christiana.  Common cash dividends paid for the year ended December 31, 2008 increased $17.1 million or 52.7% to $49.7 million compared to $32.5 million for the comparable period in 2007.  The primary reason for the increase in cash dividends was the increase in shares from the acquisitions of KNBT and Christiana while maintaining the dividend per share rate.  The percentage of earnings retained for the twelve months ended December 31, 2008 and 2007 was (55.23%) and 50.12%, respectively.

RESULTS OF OPERATIONS

The Company recorded a 50.5% decrease in net income to $32.3 million in the year ended December 31, 2008, compared to net income of $65.2 million in the year ended December 31, 2007.  Diluted earnings per share decreased $0.89 or 67.9% for the year ended December 31, 2008 to $0.42 per share compared to $1.31 in the year ended December 31, 2007.  Net income and diluted earnings per share for 2006 were $64.1 million and $1.29 respectively.  The primary reason for the decrease in net income for the 2008 period as compared with 2007, were the aforementioned non-cash other-than-temporary impairment charge of $99.5 million on investment securities, increased provision for loan and lease losses of $24.7 million, and an employee fraud loss of $4.5 million, offset by a positive fair value accounting mark of $12.0 million related to NPB Capital Trust II.  For the twelve months ended December 31, 2008, core diluted earnings per share – that is, excluding the non-core items listed above -- would amount to $1.20.  On a per share basis, diluted earnings were $0.42, $1.31 and $1.29 for 2008, 2007, and 2006 respectively.

Financial results for the years ended December 31, 2008 include expenses associated with the 2008 fraud loss.  Information regarding the impact on financial results for these years is disclosed in the section entitled Basis of Financial Statement Presentation in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.

For the year ended December 31, 2008, the return on average common shareholders’ equity and return on average assets were 3.31% and 0.36% compared to 11.95% and 1.16% for 2007.

Non-GAAP return on average tangible equity for the year ended December 31, 2008 was 7.66%, compared to 24.52% for 2007.

This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  National Penn’s management uses these non-GAAP measures in its analysis of National Penn’s performance.  One such measure, annualized return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity.  Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. The other such measure, core net income (or core earnings), excludes the effects of non-cash, after-tax unrealized gains and losses.  Management believes the presentation of these financial measures excluding the impact of the specified items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.  In the case of annualized return on average tangible equity, it provides a method to assess management’s success in utilizing the company’s tangible capital.  In the case of core net income (or core earnings), it provides a method to assess earnings performance excluding one-time items.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

Reconciliation Table for Non-GAAP Financial Measures:

	Year Ended December 31,
	2008	2007
Return on average shareholders' equity	3.31%	11.95%
Effect of goodwill and intangibles	4.35%	12.57%
Return on average tangible equity	7.66%	24.52%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$974,435	$546,020
Average goodwill and intangibles	(553,098)	(280,013)
Average tangible equity	$421,337	$266,007

	Year Ended December 31,
	2008	2007
Net Income	$32,271	$65,233
After tax unrealized fair market value gain on
NPB Capital Trust II Preferred Securities	(7,811)	(1,825)
After tax other than temporary impairment
charge on CDO investments	64,672	-
After tax fraud loss	2,925	-
Core net income	$92,057	$63,408

Diluted earnings per share	$0.42	$1.31
After tax unrealized fair market value gain on
NPB Capital Trust II Preferred Securities	(0.10)	(0.04)
After tax other than temporary impairment
charge on CDO investments	0.84	-
After tax fraud loss	0.04	-
Core diluted earnings per share	$1.20	$1.27

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

 Interest income for the year ended December 31, 2008 increased to $466.2 million, an increase of $130.8 million, or 39.0%, compared to the prior year. The increase was primarily due a higher level of interest earning assets attributable to the acquisitions of Christiana and KNBT.  The increase in interest income was partially offset by declines in general market interest rates on earning assets and the non-cash other-than-temporary impairment on CDOs.  Average interest-earning assets for the year ended December 31, 2008 were $7.88 billion, an increase of $2.81 billion, or 55.5%, over average interest-earning assets for the year ended December 31, 2007 of $5.07 billion. Average loan balances grew by $2.21 billion and average balances of investments increased by $588.0 million. On a tax-equivalent basis, average yields on interest earning assets decreased by 75 basis points to 6.18% for the year ended December 31, 2008, from 6.93% for the year ended December 31, 2007.  The Federal Open Market Committee of the Federal Reserve Board slashed the target federal funds rate from 4.25% at January 1, 2008 to a range of 0.00% to 0.25% by the end of 2008.  While this allowed the Company to lower interest costs, it also had a negative impact on asset yields.  Rates on variable rate and adjustable rate loans fell and new loans were originated at lower rates than those maturing.

Interest income on loans for the year ended December 31, 2008, increased 39.4% to $377.7 million from $271.0 million for the prior year. Interest income on commercial loans and lease financing for the year ended December 31, 2008 increased to $260.4 million, from $210.7 million for 2007. The primary reason for the increase was average balances of commercial loans and lease financing grew $1.24 billion to $4.00 billion due to the aforementioned acquisition of Christiana and KNBT. The increase in interest income was partially offset by the decline in market rates during 2008.

Interest income on installment loans increased by $26.6 million, to $58.0 as compared to $31.3 million earned in 2007.  Income earned on mortgage loans was $63.0 million for the year ended December 31, 2008, up $31.3 million from the prior year.

Tax-equivalent interest income on securities and other earning assets increased to $105.4 million for the year ended December 31, 2008, compared to $77.6 million for the prior year.

Interest expense for the year ended December 31, 2008 increased by $34.0 million to $213.5 million, an increase of 19.0% compared to interest expense of $179.5 million for the prior year. The increase was primarily due to a higher level of interest bearing liabilities obtained through the acquisitions of Christiana and KNBT.  The increase in interest expense was partially offset by a decrease in the average rates paid on interest-bearing liabilities for the year ended December 31, 2008 of 3.02% compared to 3.98% in 2007. The average interest rate paid on interest bearing deposits decreased by 98 basis points to 2.74% for the year ended December 31, 2008, from 3.72% for the prior year.  Furthermore, this average cost of borrowings decreased 90 basis points which reflects the general market conditions during 2008.

Net interest income for the fiscal year ended December 31, 2008 was $252.7 million, compared to $156.0 million for the year ended December 31, 2007. The net interest margin on a full taxable equivalent basis increased by 8 basis points to 3.47%.   A primary reason for the increase was the acquisition of KNBT which resulted in fair value adjustments to loans and deposits during 2008 to reflect a market rate of return on those acquired assets and liabilities.  The adjustments were accreted during the year and resulted in increases to net interest margin amounting to 20 basis points. Partially offsetting the increase in gross margin was the fact that yields on earning assets declined at a faster pace than yields on interest bearing liabilities. The decline in average cost of liabilities occurs at a slower pace due to the asset/liability mix of the Company’s balance sheet.

Net interest income increased $2.7 million or 1.7% to $156.0 million in 2007 from the 2006 amount of $153.4 million.  Interest income increased $33.3 million or 11.0% to $335.5 million in 2007, as compared to $302.2 million in 2006, as a result of an increase in loan interest income of $24.2 million and an increase in investment securities interest income of $9.2 million.  Interest expense in 2007 increased $30.6 million or 20.6% to $179.5 million from the 2006 amount of $148.8 million due to an increase in interest on deposits of $16.2 million, an increase in interest on long-term borrowings of $13.7 million, and an increase in expense for securities sold under repurchase agreements and federal funds purchased of $776,000.  The increase in interest expense on deposits is due primarily to an increase in the volume of interest bearing deposits and the average rate paid on these deposits in 2007.  The increase in interest expense on borrowings is a result of an increase in the average balance of borrowings outstanding during 2007 offset by a decrease in the overall average rate on borrowings.

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2008, 2007 and 2006:

Average Balances, Average Rates, and Interest Rate Spread*

	Year Ended December 31,
	2008			2007			2006
(dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest bearing deposits at banks	$20,600	$302	1.47%	$7,080	$213	3.01%	$8,020	$368	4.59%

U.S. Treasury	640	11	-	-	-	-	-	-	-
U.S. Government agencies	964,730	42,976	4.45	659,002	29,934	4.54	734,592	33,320	4.54
State and municipal*	724,281	50,183	6.93	536,730	38,076	7.09	377,520	27,218	7.21
Other bonds and securities	229,849	12,189	5.30	135,728	9,500	7	72,915	3,932	5.39
Total investments	1,919,500	105,359	5.49	1,331,460	77,511	5.82	1,185,027	64,470	5.44
Federal funds sold	4,364	84	1.92	891	41	4.6	605	31	5.12
Commercial loans and lease financing*	4,006,381	260,436	6.50	2,766,254	210,661	7.62	2,554,608	190,941	7.47
Installment loans	925,943	57,959	6.26	460,934	31,318	6.79	424,108	28,326	6.68
Mortgage loans	1,007,124	63,018	6.26	503,672	31,692	6.29	491,665	30,140	6.13
Total loans and leases	5,939,448	381,412	6.42	3,730,860	273,672	7.34	3,470,381	249,407	7.19
Total earning assets	7,883,912	487,157	6.18%	5,070,291	351,437	6.93%	4,664,033	314,276	6.74%
Allowance for loan and lease losses	(80,797)			(57,506)			(59,178)
Non-interest earning assets	1,071,766			594,174			577,292

Total assets	8,874,882			5,606,959			5,182,147

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$5,215,667	$142,893	2.74%	$3,334,026	$123,944	3.72%	$3,201,417	$107,711	3.36%

Securities sold under repurchase agreements
and federal funds purchased	679,328	20,906	3.08	468,600	19,170	4.09	500,372	18,394	3.68
Short-term borrowings	47,379	61	0.13	6,332	167	2.63	7,271	282	3.88
Long-term borrowings	1,117,499	49,637	4.44	697,821	36,172	5.18	414,316	22,439	5.42
Total interest bearing liabilities	7,059,873	213,498	3.02%	4,506,778	$179,453	3.98%	4,123,376	$148,826	3.61%
Non-interest bearing deposits	731,142	284,102		495,224			502,168
Other non-interest bearing liabilities	101,279			58,936			49,508

Total liabilities	7,892,294			5,060,939			4,675,052
Equity capital	982,587			546,020			507,095
Total liabilities and equity capital	$8,874,882			$5,606,959			$5,182,147
INTEREST RATE MARGIN**		$273,659	3.47%		$171,984	3.39%		$165,450	3.55%
Tax equivalent interest		20,921	0.27%		15,964	0.31%		12,092	0.26%
Net interest income		$252,738	3.21%		$156,020	3.08%		$153,358	3.29%

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

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume (i.e., changes in volume multiplied by old rate); and
•	changes in rate (i.e., changes in rate multiplied by new volume).

(dollars in thousands)
	2008 over 2007 (1)			2007 over 2006 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits at banks	$407	$(318)	$89	$(43)	$(112)	$(155)
Securities:
US Treasury and Agencies	13,916	(863)	13,053	(3,429)	43	(3,386)
State and municipal	13,305	(1,198)	12,107	11,479	(621)	10,858
Other bonds and securities	6,588	(3,900)	2,688	3,388	2,181	5,569
Total investment securities	33,809	(5,961)	27,848	11,438	1,603	13,041
Federal funds sold	160	(117)	43	15	(5)	10
Loans:
Commercial loans and lease financing	94,439	(44,665)	49,774	15,820	3,901	19,721
Installment loans	31,595	(4,954)	26,641	2,460	532	2,992
Mortgage loans	31,678	(352)	31,326	736	816	1,552
Total loans	157,713	(49,972)	107,741	19,016	5,249	24,265
Total interest income	$192,087	$(56,367)	$135,720	$30,426	$6,735	$37,161

Interest Expense:
Interest bearing deposits	$69,953	$(51,002)	$18,951	$4,462	$11,771	$16,233
Securities sold under repurchase
agreements and federal funds purchased	8,621	(6,885)	1,736	(1,168)	1,944	776
Short-term borrowings	1,083	(1,189)	(106)	(36)	(79)	(115)
Long-term borrowings	21,754	(8,289)	13,465	15,354	(1,621)	13,733
Total borrowed funds	31,458	(16,363)	15,095	14,150	244	14,394
Total interest expense	101,410	(67,365)	34,045	18,612	12,015	30,627
Increase (decrease) in interest rate margin	$90,678	$10,998	$101,675	$11,814	$(5,280)	$6,534

(1) Variance not solely due to rate or volume is allocated to the volume variance.

Net interest margin is net interest income divided by total interest earning assets.  During 2008, net interest margin was 3.47%, compared to 3.39% during 2007 and 3.55% during 2006.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is determined by periodic reviews of loan quality, current economic conditions, loss experience and loan growth. Based on these factors, the provision for loan and lease losses was $32.5 million, $7.8 million and $2.5 million for the year ended December 31, 2008, 2007, and 2006 respectively. The allowance for loan and lease losses of $84.0 million at year-end 2008 and $54.9 million at year-end 2007 as a percentage of total loans was 1.33% at year-end 2008 and 1.42% at year-end 2007.

Net loan charge-offs increased to $29.3 million in 2008, compared to net loan charge-offs of $11.2 million in 2007 and $3.2 million in 2006.   Management continues to believe its loan loss allowance is adequate to cover losses inherent in the current portfolio.

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2008, is shown below:

(dollars in thousands)	December 31,
	2008	2007	2006	2005	2004
Balance at beginning of year	$54,897	$58,306	$56,064	$57,590	$49,265
Charge-offs:
Commercial and industrial loans and leases	13,529	7,144	3,556	4,239	3,388
Real estate loans:
Construction and land development	7,104	2,705	1,152	-	-
Residential	7,857	1,600	905	1,961	1,070
Other	2,894	1,148	65	656	941
Loans to individuals	2,168	454	178	389	218
Total charge-offs	33,552	13,051	5,856	7,245	5,617

Recoveries:
Commercial and industrial	1,833	1,065	1,879	1,650	1,860
Real estate loans:
Construction and land development	1,173	205	31	1	332
Residential	363	339	517	299	647
Other	138	152	135	497	55
Loans to individuals	773	49	100	72	84
Total Recoveries	4,280	1,810	2,662	2,519	2,978
Net charge-offs	29,272	11,241	3,194	4,726	2,639
Provision charged to expense	32,497	7,832	2,541	3,200	4,800
Acquired in acquisitions	25,884	-	2,895	-	6,164
Balance at end of year	$84,006	$54,897	$58,306	$56,064	$57,590

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.49%	0.30%	0.09%	0.16%	0.10%

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

           Management conducts a quarterly analysis of the loan portfolio which includes any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and results in the adjustment of the allowance for loan and lease losses (“ALLL”).  The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.  During 2008 analyses of the ALLL, a variety of factors were considered, some of which included:

General economic conditions;
Trends in charge-offs for each loan type;
The level of nonperforming assets, including loans over 90 days delinquent and impaired loans;
The level of delinquent loans;
A review of portfolio concentration, industry and loan type; and
Levels of criticized and classified loans.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04

Specific reserves	$5,086	$613	$1,307	$1,716	$86
Allocated reserves	72,589	54,162	56,787	51,979	54,987
Unallocated reserves	6,331	122	212	2,369	2,517
	$84,006	$54,897	$58,306	$56,064	$57,590

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04

Non-performing loans	$ 35,586	$ 15,285	$ 8,648	$ 12,144	$ 11,973
Non-performing loans to total loans	0.56%	0.39%	0.24%	0.40%	0.42%
Delinquent loans (excluding non-performing loans)	$ 20,782	$ 7,041	$ 8,196	$ 3,399	$ 7,795
Delinquent loans to total loans	0.33%	0.18%	0.23%	0.11%	0.27%
Classified loans	$ 196,349	$ 68,970	$ 66,390	$ 74,756	$ 64,828
Classisfied loans to total loans	3.10%	1.78%	1.83%	2.45%	2.26%
Tier 1 capital and ALLL	$ 825,628	$ 454,063	$ 423,390	$ 374,478	$ 347,878
Classified loans to tier 1 capital and ALLL	23.78%	15.19%	15.68%	19.96%	18.64%
Total loans	$ 6,328,051	$ 3,875,253	$ 3,631,937	$ 3,049,808	$ 2,874,439

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

Allocated Reserve

           The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to a ten-point quality matrix.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.  The allocated reserves are determined using a baseline factor that is an average of the rolling twelve month net charge-off ratios over the past five years multiplied by the average life of each pool of loans.  Prior to 2008 the Company used a rolling eight quarter chargeoff experience to create the baseline factor.  Adjustments may be made to baseline factors for some or all pools based on the assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data.  These may include elements such as changes in credit underwriting, concentration risk and/or other recent observable asset quality trends, as well as an assessment of current economic conditions.  The Company evaluates the ALLL methodology for appropriate enhancements.  During the third quarter of 2008 the Company made adjustments to its methodology which added quantitative factors to the measurements of these internal and external influences which resulted in a redistribution of the allocated and unallocated reserves.  Specifically, the way in which environmental factors are quantified was reviewed and adjusted causing a reduction in allocated reserves and an increase in the unallocated reserves without changing the overall level of reserves.  It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the previous table detailing the components of the ALLL.

Allocated reserves result from a combination of historical charge-offs and an assessment of the current environment, which for the periods of 2004 through 2006, reflect a relatively low and stable level of net charge-off activity.  During 2007, charge-off activity was largely dominated by two loans charged off for a total of $4.0 million. The year 2008 was characterized by an economic downturn which has resulted in the failure of businesses and the devaluation of assets as real estate values have fallen and many companies have been forced to liquidate.  This is reflected in the allocated reserve as problem loans are recognized as soon as possible and classified accordingly.

The provision for loan losses of $32.5 million in 2008 was 111% of total net charged-off balances of $29.3 million.

The levels of delinquency, non-performing loans, and classified loans are presented in the table above  These are primary factors in the determination of the ALLL as described previously.  When compared to total loans, non-performing loans have represented between 0.24% and 0.56% over the periods presented in the table.  At the end of 2008, non-performing loans were $35.6 million or 0.56% of total loans as compared to 0.39% of total loans at the end of 2007.  A total of $5.8 million in non-performing loans were added as a result of the 2008 acquisitions of Christiana Bank and Trust and KNBT.

Delinquent loans have represented between 0.11% and 0.33% of total loans during the periods presented.  These loans are considered performing and exclude nonaccrual loans and loans 90 days or more delinquent and still accruing interest (all of which are considered non-performing).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.  Delinquent loan balances increased in 2008 from $7.0 million to $20.8 million and from 0.18% of total loans in 2007 to 0.33% at the end of 2008. Delinquent loans added through acquisitions in 2008 were $14.3 million.

Classified loan balances have a direct impact on the ALLL, specifically the allocated reserves.  From 2004 to current, classified loans represented between 1.78% and 3.10% of total loans.  As of December 31, 2008, after including $23.9 million in classified loans from the two acquisitions, classified loans relative to total loans amounted to 3.10% in recognition of the increased risk associated with real estate development projects and evidence that borrowers have experienced the effects of an economic slow down. Classified loans are identified as soon as possible and monitored  with efforts to reduce the portion which ultimately results in non-performing or charged off balances.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  The ratio increased from 15.19% at year-end 2007 to 23.78%  at year-end 2008 which reflects a higher level of classified loans offset by increased capital resulting from earnings and the infusion from the issuance of preferred stock.

Unallocated Reserve

The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  The increase in the unallocated portion of the reserve was due to the modification in methodology previously described above under the Allocated Reserve section.  The unallocated reserve supports uncertainties within the following portfolios:

Real Estate portfolio, particularly Residential tract development.  Given the continued declines in the residential housing market, it’s probable that the Company will experience credit performance problems in this portfolio as established interest reserves are exhausted and collateral values decline.

Consumer portfolio, specifically our Home Equity portfolio.  As home prices decline the collateral coverage the Company has for its junior lien position credits will decline so the loss experience is likely to increase.

The Company considers overall adequacy subsequent to acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.  That experience was reflected in the provision for loan losses made in 2008.  For all other periods presented, no substantive previous changes were made to the way in which historical loss information was used.

As noted, the year 2008 was also affected by the two acquisitions, KNBT and Christiana, completed during the year, which collectively added $25.9 million to the ALLL, $5.8 million in non-performing loans, $23.9 million in classified loans, and $2.0 billion in total loan balances.

Charge-offs and classifications in 2008 reflect the deterioration of economic conditions and resulting failure of businesses, devaluation of assets and negative impact on consumer’s ability to service debt.  Specifically, as operating companies experience a reduction in revenues and real estate companies have experienced an inability to liquidate assets at expected prices in the time frame anticipated, both have realized losses and cash flow deficiencies and the inability to maintain current debt service.  This triggers a review of possible, commercially reasonable, disposition of collateral as the net realizable value of the loan and recognition of an appropriate classification and corresponding provision to the allowance for loan losses.  The Company has identified and acted on potentially impaired loans expeditiously, and considers the Allowance for Loan Losses of $84.0 million, or 1.33% of total loans and leases at December 31, 2008  appropriately positioned based on its review of overall credit quality indicators and ongoing loan monitoring processes.  The Company recognizes, however, that if economic conditions continue to deteriorate and consumers, businesses and real estate entities suffer further, addition losses may result in the loan portfolio.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

(dollars in thousands)	December 31,	December 31,
	2008	2007
Restructured loans	$623	$-
Nonaccrual loans and leases	31,972	15,198
Loans past due 90 or more days as to interest or principal	2,991	87
Total non-performing loans	35,586	15,285
Other real estate owned	1,552	-
Total non-performing assets	$37,138	$15,285

Total loans and leases, including loans held for sale	$6,328,051	$3,875,253

Average total loans and leases	$5,936,805	$3,825,406

Allowance for loan and lease losses	$84,006	$54,897

Allowance for loan and lease losses to:
Non-performing assets	226.20%	359.20%
Total loans and leases	1.33%	1.42%
Average total loans and leases	1.42%	1.44%

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

Allocation of the Allowance for Loan and Lease Losses (1)(2)

	2008		2007		2006		2005		2004
		%		%		%		%		%
		Allowance		Allowance		Allowance		Allowance		Allowance
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance

Commercial and
industrial	$17,171	20.44%	$12,491	22.80%	$12,484	21.50%	$12,479	23.20%	$11,951	21.70%
Real estate loans:
Construction and
land dev.	7,203	8.57%	4,646	8.50%	4,979	8.60%	3,630	6.80%	3,855	7.00%
Residential	31,535	37.54%	20,520	37.50%	22,511	38.70%	18,991	35.40%	19,606	35.60%
Other	18,970	22.58%	16,079	29.30%	17,213	29.60%	17,526	32.60%	18,284	33.20%
Loans to individuals	2,796	3.33%	1,039	1.90%	907	1.60%	1,069	2.00%	1,377	2.50%
Unallocated	6,331	7.54%	122	N/A	212	N/A	2,369	N/A	2,517	N/A
	$84,006	100.00%	$54,897	100.00%	$58,306	100.00%	$56,064	100.00%	$57,590	100.00%

(1)	This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.

(2)	The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes. Internal classification of loans is described in Item 1. “Business - Lending”
of this Report.

NON-INTEREST INCOME AND EXPENSES

For the year ended December 31, 2008, non-interest income totaled $22.8 million, a $50.4 million or 68.9% decrease over the $73.2 million reported for the comparable 2007 period.  This decrease was primarily due to the aforementioned non-cash other-than-temporary impairment charge of $99.5 million in 2008.  The decrease was partially offset by  increases in wealth management income, insurance commissions and fees, service charges on deposit accounts and an increase in net gains from fair value changes. For the twelve months ending December 31, 2008, wealth management income increased $14.6 million or 84.3%, insurance commissions and fees increased $8.8 million or 132.1% and service charges on deposit accounts increased $7.8 million or 44.8% over the comparable period in 2007. The increase in additional wealth management revenues was a result of the acquisitions of Christiana and to a lesser extent KNBT.  These acquisitions substantially increased the amount of assets under management.  The primary reason for the increase in insurance commissions and fees was the acquisition of the Caruso Benefits Group and Higgins Insurance, subsidiaries of KNBT.  The increase in service charges on deposit accounts increase was primarily due to the increased number of accounts due to the acquisitions of KNBT and Christiana.

Non-interest income increased $6.3 million or 9.5% in 2007 compared to 2006, primarily as a result of a $3.3 million increase in wealth management income, and a $3.1 million increase in other operating income due primarily to a gain of $2.8 million for the change in fair value of the Company’s subordinated debt related to NPB Capital Trust II trust preferred securities which are subject to fair market valuation under FASB No. 159.  Net gains on sale of investment securities increased $1.2 million due to increased volume of sales and Bank-Owned Life Insurance ("BOLI") income increased $1.0 million due primarily to death benefit payouts.  Mortgage banking income declined $1.3 million due to discontinuing our wholesale mortgage business and the general slowing of the residential mortgage lending environment.  Gain on sale of building  was $449,000 in 2007 compared to $1.3 million in 2006.

Non-interest expense was $216.5 million for the twelve months ended December 31, 2008, a $77.8 million or 56.0% increase as compared with $138.8 million over same period in 2007.  The increase in non-interest expense was driven by increases in salaries, wages and benefits, premises and equipment and other operating expense, primarily due to the increased size and complexity of the Company following the Christiana and KNBT mergers earlier in 2008.

For the twelve months ended December 31, 2008, salaries, wages and benefits totaled $123.3 million, a $39.0 million or 46.2% increase over 2007.  The increase was primarily due to the acquisition of Christiana and KNBT, which added 846 employees.  Premises and equipment expenses increased $12.7 million or 64.4% to $32.6 million over the same 2007 period. The increase was primarily the result of an addition of approximately 58 additional community banking offices due to the acquisition of Christiana and KNBT.   Other operating expenses totaled $49.9 million, an increase of $19.7 million or 65.1% for the twelve months ended December 31, 2008 over 2007.  The increase was primarily the result of increases in outside services expenses, communication expense, FDIC insurance expense and increased amortization of newly-added intangible assets due to the Christiana and KNBT acquisitions.  In addition, the $4.5 million employee fraud loss contributed to the increase in non-interest expense.

Non-interest expenses increased $5.4 million or 4.1% in 2007 compared to 2006, as a result of increased salaries, wages and benefits of $2.2 million, occupancy expense of $2.0 million and an increase in non-recurring expenses.  During 2006, we received partial insurance settlements on the previously reported loan fraud.   Salaries, wages and benefits increased due to normal salary increases and increases in benefits costs.

Income taxes decreased $23.2 million or 133.4% in 2008 to $(5.8) million.  Income tax expense was $17.4 million in 2007 and $20.2 million in 2006. The Company’s effective tax rate was negative for 2008 due to the decline in net income, and due to tax advantaged income.  The effective tax rate was 21.0% for 2007, and 24.0% for 2006. The changes in the effective tax rate from 2006 to 2007 were due to changes in the amount of tax advantaged income as a percent of taxable income.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  The Company’s Board of Directors has set general liquidity guidelines for management to meet, which can be summarized as; the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion.  Liquidity is produced by cash flows from our operating, investing, and financing activities.

                 Liquidity needs generally arise from asset originations and deposit outflows. Liquidity needs can increase when asset origination (of loans and investments) exceeds net deposit inflows.  Conversely, liquidity needs are reduced when the opposite occurs.  In these instances, the needs are funded through short-term borrowings, while excess liquidity is sold into the Federal Funds market.

The Company employs a diverse capital raising strategy which may include acquisition of additional equity capital.  During 2008, the Company completed the sale of its senior preferred stock totaling $150 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program.  In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share.  In 2008, the Company approved enhancements to the Company's Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan. Optional cash contributions may now be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000. In addition, The Company announced in 2008, that it has filed a universal automatic shelf registration statement with the Securities and Exchange Commission (SEC). The shelf registration statement permits National Penn, from time to time, to sell, in one or more public offerings, shares of common stock, shares of preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, or any combination of such securities. The terms of any such future offerings would be established at the time of the offering.

The Company’s largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate and institutional banking activities. The Company also utilizes wholesale funding that comes from a diverse mix of short and long-term funding sources.  Wholesale funding is defined here as funding sources outside our core deposit base, such as correspondent bank borrowings including the Federal Reserve Bank of Philadelphia (FRB) or brokered CDs.  In 2008, the Company opted into the FDIC’s Temporary Liquidity Guarantee Program. This program provides unlimited deposit insurance for non interest-bearing transaction accounts, as well as an opportunity for FDIC-guaranteed unsecured borrowing.  The program expires December 31, 2009.

The Company’s principal source of day-to-day liquidity is through wholesale, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (FHLB) and the FRB, details of which are set out in Note 7 and Note 8 to the Consolidated Financial Statements.  During most of the year, we have accessed both of these lines to provide funds for asset growth in excess of deposit growth.  At no time during the year did we experience any difficulties accessing these lines.  The liquidity and credit crises faced by many financial and commercial institutions have not negatively affected our Company.  We have funds available to us, and have had no problem accessing them at reasonable rates.   However, regardless of our comfort with our liquidity position at the present time, we actively monitor our position and any increased use of wholesale funding increases our attention in this area.

As measured using the Consolidated Statement of Cash Flows, for the year ended December 31, 2008, the Company provided $84.3 million in net cash and equivalents versus providing $317,000 in 2007.

Net cash provided by operating activities was $119.6 million in 2008 and $52.3 million in 2007 and $76.1 million in 2006.  During 2008, the company experienced non-cash other-than temporary impairment charges of $99.5 million and increased loan provision by $24.7 million to $32.5 million from $7.8 million in 2007.

Cash used by investing activities in 2008 increased to $470.2 million from $369.1 million in 2007, while cash used in 2006 was $481.2 million.   Net cash used for loans and leases increased in 2008 by $250.8 million compared to 2007, while in 2007, net cash used for lending activities decreased by $92.7 million compared to 2006. This increase in 2008 was fueled by commercial loan demand in spite of the economic environment.  The growth in 2008 was a result of our continued commitment to funding the credit needs of our community, even as other banks in our footprint reduced lending.  The decline in 2007 from 2006 was management driven to ensure we originated loans at profitable rates and maturities.  Given the flat to inverted slope of the yield curve for most of 2007 and 2006, we were unwilling to add longer term fixed-rate assets to our balance sheet unless they were accretive to net interest margin. The slope of the yield curve had improved later in 2007 and into early 2008.  In 2009, we expect modest growth in net loan originations despite a weakened economy.

Cash provided by financing activities was $434.9 million in 2008 versus $317.2 million in 2007 and $393.9 million in 2006.  The largest source of financing funds in 2008 and 2006 was customer deposits. Additional proceeds from long term borrowings were a significant source in 2007.  Also in 2008, the Company completed the sale of its senior preferred stock totaling $150.0 million to the US Department of the Treasury under its TARP Capital Purchase Program.

In the transaction, the US Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%.  Although the Company filed a universal automatic shelf registration statement with the Securities and Exchange Commission (SEC), the Company anticipates financing to be provided by a mix of deposits and overnight borrowings. The Company expects deposit growth to come from consumer and business deposits.

The Company’s acquisitions of KNBT and Christiana were completed in first quarter 2008.  For further information, see footnote 2 to the consolidated financial statements, included in Item 8 of this Report.  Upon consummation of the KNBT merger, the Company merged KNBT’s bank subsidiary, Keystone Nazareth Bank & Trust Co., into the Company’s principal bank subsidiary, National Penn Bank, and now operates the merged bank as a separate division, retaining its name and management.  The Company now operates Christiana as a separate subsidiary, retaining its name and management.  Accordingly, in each case, the Company expects no material run-off of deposits over the long term and as a result, does not anticipate a negative material impact on the Company’s overall long-term liquidity position.

The Company’s biggest source of revenue is net interest income.  Therefore, interest rate risk management is an important function.  Interest rate risk is the Company’s most significant market-based risk.  The Company realizes net interest income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loans and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates.

                 Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, overall credit risk, operating income, operating costs, and available capital. The Company’s Asset/Liability Committee ("ALCO") includes the Company's President and senior officers in various disciplines including Treasury, Finance, Commercial Lending, Retail Lending, and Sales.  A member of the Board of Directors, on a rotating basis, attends ALCO meetings.  The Committee reports to the Board on its activities to monitor and manage interest rate risk.

                 Management of interest rate risk leads us to select certain techniques and instruments to utilize after considering the benefits, costs and risks associated with available alternatives.  We usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to us in the wholesale market such as advances from the FHLB and brokered time deposits.

                 ALCO's principal focus is net interest income at risk. The Company utilizes a net interest margin shock simulation model as one method to identify and manage our interest rate risk profile.  The model measures projected net interest income "at-risk" and anticipated resulting changes in net income and economic value of equity.  The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates our market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model has proven to be an important guidance tool for ALCO.  The following table sets forth the results of this model for the Company, the principal entity exposed to market risk, at December 31, 2008.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2008:

	Re-pricing Periods
(dollars in thousands)		Three
	Within	Months	One Year	Over
	Three	Through	Through	Five
	Months	One Year	Five Years	Years
Interest-earning assets
Interest bearing deposits at banks	$38,946	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities	279,186	325,371	497,420	940,929
Loans and leases (1)	2,452,749	959,023	2,059,492	786,104
Total interest-earning assets	2,770,881	1,284,394	2,556,912	1,727,033
Cumulative total interest-earning assets	$2,770,881	$4,055,275	$6,612,187	$8,339,220

Liabilities and equity
Interest bearing deposits (2)	$3,482,026	$1,613,916	$445,084	$2,761
Borrowed funds (3)	503,363	105,998	431,682	560,100
Subordinated debt	77,321	-	-	50,659
Total interest-bearing liabilities	4,062,710	1,719,914	876,766	613,520
Cumulative total interest-bearing liabilities	4,062,710	5,782,624	6,659,390	7,272,910
Interest-earning assets less interest-bearing liabilities	(1,291,829)	(435,520)	1,680,146	1,113,513
Cumulative interest rate sensitivity gap	$(1,291,829)	$(1,727,349)	$(47,203)	$1,066,310
_____________________________

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

(2)	Savings and NOW deposits are scheduled for re-pricing immediately. Time deposits are included in the period in which they are expected to mature.
(3)	Includes federal funds purchased, securities sold under repurchase agreements, and short and long term borrowings.

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

The calculated estimates of change in MVPE at December 31, 2008 are as follows:

(dollars in thousands)

MVPE
Change in Interest Rate	Amount	% Change

+300 Basis Points	$790,587	(23.77)%
+200 Basis Points	878,651	(15.28)
+100 Basis Points	962,929	(7.15)
Flat Rate	1,037,096
-100 Basis Points	1,057,768	1.99
-200 Basis Points	1,078,421	3.98
-300 Basis Points	$1,141,536	10.07%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)	December 31, 2008		December 31, 2007
	$ Change	% Change	$ Change	% Change
Change in	in Net	in Net	in Net	in Net
Interest Rates	Income	Income	Income	Income
(in basis points)
+300	$(3,403)	(7.6)%	$(4,793)	(7.0)%
+200	(1,015)	(2.3)	(3,378)	(5.0)
+100	266	0.59	(2,104)	(3.1)
-100	4,259	9.47	1,885	2.8
-200	5,974	13.29	3,443	5.1
-300	$5,084	11.31%	$1,087	1.6%

The Company uses financial derivative instruments for management of interest rate sensitivity.  ALCO approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, see Note 16 to the consolidated financial statements included in this Report at Item 8.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$41,981	$6,339	$10,043	$6,840	$18,759
Remaining contractual maturities of time deposits	2,632,246	2,185,724	402,634	41,920	1,968
Loan commitments	1,811,305	1,064,784	158,708	35,012	552,801
Long-term borrowed funds	955,983	142,714	191,764	102,000	519,505
Guaranteed preferred beneficial interests in Company's
subordinated debentures	127,980	-	-	-	127,980
Letters of credit	186,317	145,792	30,176	10,349	-
Dividends Preferred Stock*	105,000	7,500	15,000	15,000	67,500
Total	$5,860,812	$3,552,853	$808,325	$211,121	$1,288,513

*Term is unlimited assumed 10 year term for this table.

CAPITAL ADEQUACY

Information regarding the Company’s capital ratios is set forth in Footnote 18 to the consolidated financial statements in this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6. SELECTED FINANCIAL DATA of this 10-K.

The Company does not presently have any commitments for significant capital expenditures.

Neither the Company, National Penn Bank nor Christiana is under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which if they were to be implemented, would have a material adverse effect on liquidity, capital resources, or operations of the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain financial instruments with off-balance sheet risks.  For more information, see Footnote 16 to the consolidated financial statements included in this Report at Item 8.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis at Item 7 in this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)
	December 31,
	2008	2007
ASSETS
Cash and due from banks	$156,884	$104,292
Interest-bearing deposits with banks	38,946	7,228
Total cash and cash equivalents	195,830	111,520

Investment securities held to maturity
(Fair value approximates $284,608 and $243,218 for 2008 and 2007, respectively)	326,090	243,595
Investment securities available for sale, at fair value	1,593,799	1,137,426
Loans and leases held for sale	3,605	3,823
Loans and leases, less allowance for loan and lease losses of $84,006 and $54,897
for 2008 and 2007, respectively	6,240,440	3,816,533
Premises and equipment, net	107,747	61,214
Premises held for sale	3,768	-
Accrued interest receivable	37,127	26,430
Bank owned life insurance	193,811	102,407
Goodwill	558,252	261,552
Other intangible assets, net	37,496	16,160
Unconsolidated investments under the equity method	11,874	11,490
Other assets	93,592	32,271
TOTAL ASSETS	$9,403,431	$5,824,421

LIABILITIES
Deposits
Non-interest bearing deposits	$793,269	$522,716
Interest bearing deposits	5,596,617	3,423,447
Total deposits	6,389,886	3,946,163

Securities sold under repurchase agreements and federal funds purchased	640,905	484,223
Short-term borrowings	10,402	12,800
Long-term borrowings	955,983	617,183
Subordinated debentures
($50,659 and $62,676 at fair value for 2008 and 2007, respectively)	127,980	139,997
Accrued interest payable and other liabilities	98,280	60,108
TOTAL LIABILITIES	8,223,436	5,260,474

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, Series A-none issued
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and outstanding
as of 12/31/2008; none issued as of 12/31/2007	144,076	-
Common stock, no stated par value; authorized 100,000,000 shares, issued and outstanding 2008 - 80,731,751; 2007 - 49,068,819; net of shares in
Treasury: 2008 - 0; 2007 - 544,061	1,003,110	491,011
Retained earnings	65,194	85,242
Accumulated other comprehensive loss	(32,385)	(4,281)
Treasury stock	-	(8,025)
TOTAL SHAREHOLDERS' EQUITY	1,179,995	563,947

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,403,431	$5,824,421

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(dollars in thousands, except per share data)
	Year Ended December 31,
	2008	2007	2006

INTEREST INCOME
Loans and leases, including fees	$377,730	$271,032	$246,839
Investment securities
Taxable	55,176	39,435	37,252
Tax-exempt	32,708	24,753	17,695
Federal funds sold and deposits in banks	622	253	399
Total interest income	466,236	335,473	302,185
INTEREST EXPENSE
Deposits	142,896	123,944	107,711
Securities sold under repurchase agreements and federal
funds purchased	20,904	19,170	18,394
Short-term borrowings	61	167	282
Long-term borrowings	49,637	36,172	22,439
Total interest expense	213,498	179,453	148,826
Net interest income	252,738	156,020	153,359
Provision for loan and lease losses	32,497	7,832	2,541
Net interest income after provision for loan and lease losses	220,241	148,188	150,818
NON-INTEREST INCOME
Wealth management income	31,905	17,316	14,041
Service charges on deposit accounts	25,150	17,372	17,400
Bank owned life insurance income	6,341	5,579	4,544
Other operating income	8,576	6,955	6,663
Net gains from fair value changes	12,017	2,807	-
Net gains on investment securities	648	2,064	870
Other than temporary impairment on investments	(99,496)	-	-
Mortgage banking income	3,307	2,966	4,253
Insurance commissions and fees	15,378	6,626	6,853
Cash management and electronic banking fees	14,386	8,662	8,227
Equity in undistributed net earnings of unconsolidated
investments	4,546	2,402	2,674
Gain on sale of buildings	-	449	1,342
Total non-interest income	22,758	73,198	66,867
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	123,332	84,375	82,161
Net premises and equipment	32,550	19,802	17,783
Advertising and marketing expenses	6,251	4,369	4,602
Fraud loss expense	4,500	-	(2,181)
Other operating expenses	49,898	30,227	30,966
Total non-interest expense	216,531	138,773	133,331
Income before income taxes	26,468	82,613	84,354
Income tax (benefit) expense	(5,803)	17,380	20,245
NET INCOME	$32,271	$65,233	$64,109
Preferred dividends/accretion of preferred discount	417	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,854	$65,233	$64,109
PER SHARE OF COMMON STOCK
Basic earnings	$0.42	$1.32	$1.31
Basic earnings available to common shareholders	$0.42	$1.32	$1.31
Diluted earnings	$0.42	$1.31	$1.29
Diluted earnings available to common shareholders	$0.42	$1.31	$1.29

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at January 1, 2006	43,381,790	$378,078		$71,846	$3,189	$(5,445)	$447,668
Net income	-	-		64,109	-	-	64,109	$64,109
Cash dividends declared	-	-		(31,039)	-	-	(31,039)
3% stock dividend	1,388,934	27,251		(27,251)	-	-	-
Shares issued under share-based plans	625,989	(1,648)		-	-	10,851	9,203
Share-based compensation	-	2,407		-	-	-	2,407
Share-based issued for acquisition of:							-
- Nittany Financial Corp.	3,169,151	60,045		-	-	4,188	64,233
- RESOURCES for Retirement, Inc.	54,369	1,155		-	-	-	1,155
Other comprehensive (loss), net of reclassification							-
adjustment and taxes	-	-		-	(66)	-	(66)	(66)
Total comprehensive income	-	-		-	-	-	-	$64,043
Treasury shares purchased	(679,402)	-		-	-	(13,539)	(13,539)
Prior service costs, net of tax liability of $2,031	-	-		-	3,772	-	3,772
Net losses, net of tax benefit of $2,710	-	-		-	(5,034)	-	(5,034)
Balance at December 31, 2006	47,940,831	467,288		77,665	1,861	(3,945)	542,869
Cumulative effect of adoption of FAS No. 159	-	-		(1,732)	-	-	(1,732)
Balance at January 1, 2007 as revised	47,940,831	467,288		75,933	1,861	(3,945)	541,137
Net income	-	-		65,233	-	-	65,233	$65,233
Cash dividends declared	-	-		(32,534)	-	-	(32,534)
3% stock dividend	1,429,620	23,390		(23,390)	-	-	-
Shares issued under share-based plans, net of							-
excess tax benefits	716,314	(2,426)		-	-	11,602	9,176
Share-based compensation	-	2,759		-	-	-	2,759
Other comprehensive (loss), net of reclassification							-
adjustment and taxes	-	-		-	(6,142)	-	(6,142)	(6,142)
Total comprehensive income	-	-		-	-	-	-	$59,091
Treasury shares purchased	(1,017,946)	-		-	-	(15,682)	(15,682)
Balance at December 31, 2007	49,068,819	491,011		85,242	(4,281)	(8,025)	563,947

Cumulative effect of adoption of EITF 06-04				(2,112)			(2,112)
FAS 158 Pension adjustment				(112)			(112)
Balance at January 1, 2008 as revised	49,068,819	491,011		83,018	(4,281)	(8,025)	561,723

Net income				32,271			32,271	$32,271
Dividends declared and accrued				(50,095)			(50,095)
Shares issued under share-based plans,
net of excess tax benefits	1,747,528	13,734				2,766	16,500
Share-based compensation		1,881					1,881
Share-based issued for acquisition of:
- Christiana Bank& Trust Company	2,732,813	51,682					51,682
- KNBT Bancorp, Inc.	27,205,548	438,877				5,623	444,500
Common stock warrants		5,925					5,925
TARP CPP Preferred Stock			144,076				144,076
Other comprehensive (loss), net of reclassification
adjustment and taxes					(28,104)		(28,104)	(28,104)
Total comprehensive income								$4,167
Treasury shares purchased	(22,957)					(364)	(364)
Balance at December 31, 2008	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995

__________________________________________________
The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,271	$65,233	$64,109
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	32,497	7,832	2,541
Share-based compensation expense	1,881	2,759	2,407
Depreciation and amortization	17,771	10,910	10,510
Deferred income tax expense (benefit)	1,943	2,600	(1,263)
Amortization (accretion) of premiums and discounts on
investment securities, net	(2,633)	3,683	(2,284)
Investment securities gains, net	(648)	(2,064)	(870)
Undistributed net (earnings) losses of equity-method investments	(384)	(607)	(1,008)
Loans originated for resale	(127,015)	(192,014)	(236,163)
Proceeds from sale of loans	129,200	168,079	240,025
Gain on sale of loans, net	(1,967)	(2,766)	(3,862)
Gain on sale of other real estate owned, net	-	(274)	-
Gain on sale of bank building(s)	-	(175)	(1,342)
Change in fair value of subordinated debt	(12,017)	(2,808)	-
Loss on recognition of impairment on securities	99,497	-	-
Bank-owned life insurance income	(6,341)	(5,579)	(4,544)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	116	(805)	(4,520)
(Decrease) increase in accrued interest payable	(8,670)	(400)	7,071
(Increase) decrease in other assets	(17,747)	(2,149)	(2,553)
Increase (decrease) in other liabilities	(18,137)	805	7,808
Net cash provided by operating activities	119,617	52,260	76,062
CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	35,128	-	(3,516)
Proceeds from maturities of investment securities held to maturity	12,208	9,178	11,746
Purchase of investment securities held to maturity	-	(1,653)	(112,037)
Proceeds from sales of investment securities available for sale	53,769	112,581	49,078
Proceeds from maturities of investment securities available for sale	310,429	134,933	125,971
Purchase of investment securities available for sale	(366,357)	(359,053)	(195,818)
Net increase in loans and leases	(504,428)	(253,671)	(346,351)
Purchases of premises and equipment	(12,466)	(14,088)	(4,620)
Purchases of bank owned life insurance	-	-	(8,000)
Proceeds from the sale of other real estate owned	909	2,257	-
Proceeds from sale of bank building(s)	636	399	2,331
Net cash used in investing activities	(470,172)	(369,117)	(481,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest
bearing demand deposits and savings accounts	93,715	67,115	91,877
Net increase in certificates of deposit	291,884	53,415	177,056
Net increase (decrease) in securities sold under
agreements to repurchase and federal funds purchased	46,337	76,139	(68,339)
Net increase (decrease) in short-term borrowings	(5,048)	3,138	851
Proceeds from new long-term borrowings	150,000	450,000	250,000
Repayments of long-term borrowings	(249,660)	(293,593)	(37,636)
Issuance of subordinated debentures	-	-	15,464
Shares issued under share-based plans	7,316	3,700	3,400
Excess tax benefits on share-based plans	364	249	881
Issuance of preferred stock	144,076	-	-
Issuance of common warrants	5,925	-	-
Purchase of Treasury stock	(364)	(10,455)	(8,617)
Cash dividends	(49,680)	(32,534)	(31,039)
Net cash provided by financing activities	434,865	317,174	393,898
Net increase (decrease) in cash and cash equivalents	84,310	317	(11,256)
Cash and cash equivalents at beginning of year	111,520	111,203	122,459
Cash and cash equivalents at end of period	$195,830	$111,520	$111,203

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”), and NPB’s divisions, KNBT, HomeTowne Heritage Bank, and Nittany Bank, serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 125 community office locations (124 in Pennsylvania and one in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.  The KNBT Division was acquired in National Penn’s acquisition of KNBT Bancorp, Inc., which was consummated on February 1, 2008.  See Footnote 2 for additional information on this acquisition.

National Penn also owns Christiana Bank & Trust Company (“Christiana”), a Delaware state-chartered bank and trust company.  Christiana has two community office locations in Delaware.  Christiana was acquired by National Penn on January 4, 2008.  See Footnote 2 for additional information on this acquisition.

The Company’s investment management units consist of National Penn Investors Trust Company (“NPITC”), which provides trust and investment management services; and National Penn Capital Advisors, Inc. (“NPCA”) and Vantage Investment Advisors, L.L.C (“Vantage”), which provide investment advisory services.  The Company also provides insurance services through National Penn Insurance Agency, Inc. (“NPIA”) and Higgins Insurance Associates, Inc; employee benefits consulting services through Caruso Benefits Group, Inc.; and equipment leasing services through National Penn Leasing Company (“NP Leasing”).

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

The consolidated financial statements include the accounts of the Company and the Company’s direct and indirect wholly owned subsidiaries.  The Company’s unconsolidated subsidiaries, representing investments in joint ventures, and other entities that range between 20% and 50%, are accounted for using the equity method of accounting.  All material inter-company balances have been eliminated.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, other-than-temporary impairment, and certain intangible assets, such as goodwill and core deposits.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Certain investment securities are classified as held-to-maturity.  The Company has the intention and ability to hold these securities to maturity.  Held-to-maturity securities are generally reported at amortized cost.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company did not securitize loans in 2008.  However, in 2007 and 2006, NPB securitized approximately $26.7 million and $36.0 million, respectively, of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal Home Loan Mortgage Corporation.  NPB recognized no gain or loss on either of these transactions as it retained all of the resulting securities.  NPB sold the servicing on all of the loans securitized in 2007 and 2006.  All of the resulting securities were classified as investment securities available for sale.

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
December 31, 2008 and 2007

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for all purchased goodwill and intangible assets pursuant to SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill is subject to impairment testing at least annually to determine whether a write-down of the recorded balance is necessary. In this testing, the Company employs industry practices in accordance with GAAP. The Company tests for impairment as of June 30 each year. The Company has tested the goodwill included on its consolidated balance sheet as of June 30, 2008 and has determined that it was not impaired as of such date.

Shown below are the components of the Company’s goodwill at December 31, 2008 and 2007.

	For Years Ended
	December 31,
	2008	2007
Goodwill from the KNBT Bancorp, Inc. acquisition	$252,251	$-
Goodwill from Peoples First, Inc. acquisition	82,756	82,756
Goodwill from Nittany Financial Corp. acquisition	72,008	72,008
Goodwill from FirstService Bank acquisition	63,022	63,022
Goodwill from Christiana Bank & Trust acquisition	44,450	-
Goodwill from HomeTowne Heritage Bank acquisition	28,497	28,497
Goodwill from Kutztown branch acquisition	3,727	3,727
Goodwill from D. E. Love Insurance acquisition	3,081	3,081
Goodwill from other acquisitions	8,460	8,460
Goodwill at December 31,	$558,252	$261,552

The Company has recognized core deposit intangibles and other asset intangibles, as a result of acquisitions.  Core deposit intangibles are amortized over estimated lives of deposit accounts.  However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.  Core deposit and other intangibles were $37.5 million and $16.2 million, net of accumulated amortization at December 31, 2008 and 2007, respectively. The primary reason for the increase was the addition of core deposits intangible assets of $13.4 million and $2.3 million from the acquisition of KNBT and Christiana, respectively and the addition of a customer list intangible asset of $9.8 million from Caruso Benefits Group, a former subsidiary of KNBT.   Amortization expense for core deposit and other intangibles for the years ended December 31, 2008, 2007, and 2006 was $7.5 million, $3.0 million, and $2.9 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       GOODWILL – continued

The Company is required to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.   The Company did not identify any impairment on its outstanding goodwill and its identifiableintangible assets from its most recent testing, performed at June 30, 2008. Management has determined that there is no change at December 31, 2008 to the June 2008 finding of no impairment of goodwill or intangibles.

OTHER ASSETS

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  The Company has additional BOLI policies that have been received through several of its bank acquisitions. Cash flow from these policies will occur over an extended period of time. The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best and the earnings accruing to the Company are derived from the general and separate account investments of the insurance companies. The policies appear on the Company’s balance sheet and are subject to full regulatory capital requirements.

EMPLOYEE BENEFIT PLANS

At December 31, 2008, the Company had certain employee benefit plans covering substantially all employees, which are more fully described in Footnote 9 of the consolidated financial statements in this Report.    In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R), (FAS158).  The Company adopted FAS158 as of January 1, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

SHARE-BASED COMPENSATION

At December 31, 2008, the Company had certain share-based employee and director compensation plans, further described in footnote 15 of the consolidated financial statements in this Report.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payment (FAS123(R)), using the modified retrospective method.  As a result of the adoption of the modified retrospective method, the Company adjusted all prior-period financial information presented to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SHARE-BASED COMPENSATION - Continued

Share-based employee compensation expense is included in salaries, wages and employee benefits expense in the consolidated statements of income in this Report.  Share-based director compensation expense is included in other operating expense.  The impact of the adoption of FAS123(R) on the Company’s financial results for the years ended December 31, 2008, 2007 and 2006 is as follows:

(dollars in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006
Reduction to income before income taxes for FAS 123(R)
share-based compensaton expense	$2,079	$2,759	$2,407
Less FAS 123(R) income tax benefit	(728)	(966)	(842)
Reduction to net income	$1,351	$1,793	$1,565

Reduction to basic earnings per share	$0.02	$0.04	$0.03
Reduction to diluted earnings per share	$0.02	$0.04	$0.03

Prior to the adoption of FAS123(R), the Company was required to record tax benefits as an operating cash flow.  However, FAS123(R) requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow.  In the consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006, the tax benefits classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of FAS123(R).  In addition, the cash flow presentation for the years ended December 31, 2008, 2007 and 2006, has been adjusted to reflect the excess tax-benefits previously included in operating cash flows.

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

STATEMENTS OF CASH FLOWS

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Interest	$203,498	$179,853	$160,428
Taxes	24,452	16,537	21,764

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

STATEMENTS OF CASH FLOWS - Continued

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows:

(dollars in thousands)
	2008	2007	2006
Transfers of loans to other real estate	$1,692	$886	$1,291
Transfers of loans to investments in securitizations	-	26,701	35,921
Other than temporary impairment investments	99,496	-	-
Transfer of investment securities from available-for-sale
to held-to maturity	139,280	-	-
Non-cash share based compensation plan transactions	8,820	5,227	4,922

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:
	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Details of acquisition:
Fair value of assets acquired	$3,174,291	-	$403,436
Fair value of liabilities assumed	(2,665,321)	-	(308,878)
Stock issued for acquisitions	(496,182)	-	(65,388)
Cash paid for acquisitions	12,788	-	29,170
Cash and cash equivalents acquired with acquisitions	47,916	-	25,654
Cash equivalents received (paid) in excess of cash
paid for businesses acquired	$35,128	-	$(3,516)

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
December 31, 2008 and 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

DERIVATIVES

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

The Company periodically enters into commitments with its customers for loans which it intends to sell in the future.  At December 31, 2008, such commitments with a notional amount of approximately $47.4 million were outstanding.  The Company’s methodology for valuing these unfunded commitments is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market on December 31, 2008.

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

In October 2008, the Company entered into interest rate swap contracts hedging its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three years for hedges converting $75.0 million of floating-rate subordinated debt to fixed.

Further discussion of the Company’s financial derivatives is set forth in Footnote 16 to the consolidated financial statements in this Report.

VARIABLE INTEREST ENTITIES

As of December 31, 2008, the Company has five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”) which qualify as variable interest entities under FIN 46(R).  These Trusts are more fully described in Footnote 8 of the consolidated financial statements in this Report.

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
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income (OCI), which includes net income as well as certain other items, which results in a change to equity during the period.

	December 31, 2008			December 31, 2007			December 31, 2006
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(dollars in thousands)	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

Unrealized holding gains (loss)
arising during period	$(26,152)	$9,153	$(16,999)	$(7,386)	$2,586	$(4,800)	$769	$(270)	$499
Less reclassification adjustment
for gains (losses) realized in
net income	648	(227)	421	2,064	(722)	1,342	870	(305)	565
Unrealized gains (losses) on
investment securities	(26,800)	9,380	(17,420)	(9,450)	3,308	(6,142)	(101)	35	(66)
Unrealized gains (losses) on
cash flow derivatives	(3,238)	1,133	(2,105)
Adjusted for SFAS 158	(1,374)	481	(893)	-	-	-	(1,941)	679	(1,262)
Adjusted for transfer of investment
securities from AFS to HTM	(11,824)	4,138	(7,686)	-	-	-	-	-	-
Adjusted other comprehensive
income (loss), net	$(43,236)	$15,132	$(28,104)	$(9,450)	$3,308	$(6,142)	$(2,042)	$714	$(1,328)

RECENT ACCOUNTING PRONOUNCEMENTS

Other-Than-Temporary-Impairment

In January 2009, the FASB issued a FASB Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) 99-20, “Amendments to the Impairment Guidance of  EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a transferor in a Securitized Financial Assets” (“EITF 99-20”). This FSP revises EITF 99-20’s impairment guidance for beneficial interests to make it consistent with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for determining whether an impairment of other debt and equity securities has occurred. The SFAS No. 115 impairment model enables greater judgment to be exercised in determining whether an other-than-temporary impairment needs to be recorded. The impairment model previously provided for in EITF 99-20 limited management’s use of judgment in applying the impairment model. This FSP is effective prospectively for interim and annual reporting periods ending after December 15, 2008 and has been applied in the financial statements and disclosures included herein.

Disclosures about Pensions and Postretirement Benefits

In December 2008, the FASB issued an FSP on SFAS No. 132R, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132R-1”). The FSP contains amendments to SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. This FSP expands the disclosures set forth in SFAS No. 132R by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009 with early application permitted. This FSP only requires additional disclosures, and will not affect the Company’s financial position and results of operations or cash flows.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Determining Fair Value

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for The Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity's own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The FSP was effective upon issuance with any resulting revisions in the valuation technique accounted for as a change in accounting estimate.  It has not had a material effect on the Company’s financial position, results of operations or cash flows.

GAAP Hierarchy

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The statement is not expected to result in a change in current practice or have a material impact on the Company.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”).  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  The FSP is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Determination of Participating Securities

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”).  This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (“EPS”) as described in FASB Statement No. 128, Earnings per Share.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and is not expected to have a material effect on the Company’s EPS.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, BusinessCombinations, (FAS141R).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  There is no current impact on the Company.  Any future impact will only be for acquisitions of other companies completed after this date and is not something that is measurable at this time.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The adoption of EITF 06-11 did not have a material impact on its financial position, results of operations or cash flows.

Fair Value of Financial Assets and Liabilities

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS159).  The fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent  reporting date.  Statement 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company early adopted this Statement on January 1, 2007.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“FAS157”).  FAS157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements.  FAS157 does not extend the required use of fair value to any new circumstances.  The Statement was effective for financial statements issued during fiscal years beginning after November 15, 2007.  In conjunction with the early adoption of FAS 159, the Company early adopted this Statement on January 1, 2007. The transition adjustment to beginning retained earnings was a charge of $1.7 million related to the write-off of deferred financing costs of $1.5 million and an initial fair value adjustment of $278,000.

In December 2007, the FASB issued proposed FSP 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim period within those fiscal years.  This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized.  The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

Process of Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB108”).  SAB108 addresses inconsistencies in the way companies evaluate and quantify the impact of financial statement misstatements.  Historically, companies have evaluated financial statement misstatements using one of two different methods, based on either the effect of the misstatement on the income statement or the balance sheet.  SAB108 requires companies to utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements.  This method requires quantification of misstatements based on the effect on both of the company’s financial statements and the related financial statement disclosures.  This guidance must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company adopted SAB108 as of December 31, 2006.  The application of SAB108 did not have a material impact on the Company’s financial position or results of operations.

Accounting for Purchases of Life Insurance

At its September 2006 meeting, the EITF reached a final consensus on Issue 06−05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85−4.”  Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85−4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual−life by individual−life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist.  Issue 06−05 should be adopted through either (1) a change in accounting principle through a cumulative−effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods.  Issue 06−05 was effective for fiscal years beginning after December 15, 2006.  The application of Issue 06−05 did not have a material effect on the Company’s financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, (“FAS156”).  This Statement amends FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  Among other requirements, FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  Effective January 1, 2006, the Company adopted FAS156.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertain Income Tax Positions

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company‘s implementation of this interpretation did not have a material impact on the Company’s financial position and/or results of operations and did not result in an adjustment to opening retained earnings.

Written Loan Commitments Recorded at Fair Value Through Earnings

On November 5, 2007, the SEC staff released SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s financial statements.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.     ACQUISITIONS AND DISPOSITIONS

Acquisition of KNBT Bancorp, Inc.

On February 1, 2008, the Company completed its acquisition of KNBT Bancorp, Inc. (“KNBT”).  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,413,153 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,205,548 shares of National Penn common stock.  The total purchase price  was valued at approximately $451.7 million.  In addition, 2,087,612 outstanding stock options to purchase shares of KNBT common stock were converted into options to purchase 2,150,240 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT is included in the Company’s financial results from the date of acquisition, February 1, 2008.

The acquisition price resulted in the recording of $252.3 million of goodwill and $25.3 million in other identifiable intangible assets with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.  KNBT had total assets of $2.99 billion, total loans of $1.86 billion, total deposits of $1.94 billion and total borrowings of $548.8 million, at fair value at the time of acquisition, as detailed in the following table:

(dollars in thousands)	Balance Sheet Acquired
February 1, 2008
Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans net of loan loss allowance	1,831,367
Premises and equipment	45,851
Goodwill	252,251
Identifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	100,932
Total Assets	$2,985,029

Liabilities:
Deposits	$1,940,800
Borrowings	548,805
Other Liabilities	43,708
Total Liabilities	$2,533,313

Net assets acquired	$451,716

The primary reasons for acquiring KNBT were for the Company to be able to expand its customer base into new territory, enhance its already existing Lehigh Valley presence, further grow its wealth management and insurance operations, enhance its earnings capacity, and provide significant cost savings through consolidation of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.     ACQUISITIONS AND DISPOSITIONS – Continued

The following table details pro forma financial results for KNBT and National Penn for the twelve months ended December 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

(dollars in thousands,
except per share data)	Pro forma	Pro forma
	December 31, 2008	December 31, 2007*
Total revenue	$252,885	$322,523
Non-interest expense	223,350	220,333
Pre tax net income	29,535	102,190
Income tax	(4,758)	23,887
Net income	$34,293	$78,303

Pro forma EPS:
Basic EPS	$0.44	$1.03
Diluted EPS	$0.43	$1.02

*Pro forma results do not include Christiana.

Acquisition of Christiana Bank & Trust Company

On January 4, 2008, the Company completed its acquisition of Christiana Bank & Trust Company (“Christiana”).  Under the terms of the merger agreement, each outstanding share of Christiana common stock (a total of 1,524,327 shares) was exchanged for 2.241 shares of National Penn common stock, $37.69 in cash, or a combination of both, resulting in the issuance of 2,732,813 shares of National Penn common stock and payment of approximately $11.5 million in cash.  The aggregate purchase price was approximately $63.7 million.  In addition, 317,395 outstanding stock options to purchase shares of Christiana common stock were converted into options to purchase 871,945 shares of National Penn common stock, with an exercise price ranging from $3.41 to $6.60 per share.  Christiana is included in the Company’s financial results from the date of acquisition, January 4, 2008.

The acquisition price resulted in recording $44.5 million of goodwill, which is the excess of the cost of the entity over the fair value of its net assets at the time of the acquisition.  This goodwill is not expected to be deductible for tax purposes.  Other intangible assets amounting to $2.3 million were also identified in the transaction, with an amortization period of ten years.  The Company acquired assets, loans and deposits of $144.8 million, $122.3 million, and $117.3 million, respectively.

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

Acquisition of  Nittany Financial Corp.

On January 26, 2006, the Company completed its acquisition of Nittany Financial Corp. (“Nittany”), parent company of Nittany Bank.  Under the terms of the merger agreement, each outstanding share of Nittany common stock (a total of 2,270,442 shares) was exchanged for 2.116 shares of National Penn common stock, $42.43 in cash, or a combination of both, resulting in the issuance of 3,362,153 shares of National Penn common stock and payment of approximately $28.9 million in cash.  The total purchase price (cash and stock) was valued at$92.7 million.  In addition, 40,684 outstanding stock options to purchase shares of Nittany common stock were converted into options to purchase 86,501 shares of National Penn common stock, with an exercise price ranging from $2.70 to $9.80 per share.  Nittany is included in the Company’s financial results from the date of acquisition, January 26, 2006.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.    ACQUISITIONS AND DISPOSITIONS – Continued

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

 Non-Bank Acquisitions

On August 29, 2008 and December 1, 2008, the Company completed insurance agency acquisitions of Badger Financial and Curcio Insurance respectively.  These agencies were merged into National Penn Bank’s insurance subsidiaries.  Both acquisitions will expand the Company’s insurance agency business in its primary market area.  Badger Financial resulted in a cash payment of $574,000 and the recognition of an identifiable intangible asset to be amortized over six years, also for $574,000.  Curcio resulted in a cash payment of $724,000 and an identifiable intangible asset of the same amount to be amortized over approximately seven years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	December 31, 2008
		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U. S. Treasury securities	$19,999	$-	$(2)	$19,997
U. S. Government agency securities	20,785	294	-	21,079
State and municipal bonds	656,417	7,412	(21,168)	642,661
Mortgage-backed securities	821,462	14,150	(10,059)	825,553
Trust Preferred Pools/Collateralized
Debt Obligations	-	-	-	-
Marketable equity and other securities	87,090	1,933	(4,514)	84,509
Totals	$1,605,753	$23,789	$(35,743)	$1,593,799

Held to Maturity
U. S. Treasury securities	$359	$15	$-	$374
State & municipal bonds	185,774	1,558	(5,652)	181,680
Mortgage-backed securities	74,066	1,565	(128)	75,503
Trust Preferred Pools/Collateralized
Debt Obligations	65,891	3,559	(42,399)	27,051
Totals	$326,090	$6,697	$(48,179)	$284,608

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U. S. Treasury securities	$-	$-	$-	$-
U. S. Government agency securities	44,001	71	(43)	44,029
State and municipal bonds	430,062	7,878	(3,639)	434,301
Mortgage-backed securities	448,394	2,679	(3,309)	447,764
Trust Preferred Pools/Collateralized
Debt Obligations	152,196	2,535	(12,597)	142,134
Marketable equity and other securities	67,418	3,388	(1,608)	69,198
Totals	$1,142,071	$16,551	$(21,196)	$1,137,426

Held to Maturity
State & municipal bonds	$185,281	$1,087	$(528)	$185,840
Mortgage-backed securities	58,314	-	(936)	57,378
Totals	$243,595	$1,087	$(1,464)	$243,218

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.     INVESTMENT SECURITIES - Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2008 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$29,109	$29,179	$-	$-
Due after one through five years	167,286	170,475	50,601	51,917
Due after five through ten years	258,259	264,097	9,240	9,170
Due after ten years	1,064,009	1,045,539	266,249	223,521
Marketable equity securities and other	87,090	84,509	-	-
	$1,605,753	$1,593,799	$326,090	$284,608

Proceeds from the sales of investment securities during 2008, 2007 and 2006, were $53.8 million, $112.6 million, and $49.1 million, respectively.  Gross gains realized on those sales were $821,000, $2.7 million, and $1.3 million in 2008, 2007 and 2006, respectively.  Gross losses were $173,000 in 2008, $652,000 in 2007, $471,000 in 2006.  As of December 31, 2008 and 2007, investment securities with a fair value of $1.66 billion and $1.12 billion, respectively, were pledged to secure public deposits and for other purposes as provided by law.  As of December 31, 2008 and 2007, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of tangible shareholders’ equity.

       In 2008, 2007, and 2006, all of our investments – including bonds with unrealized gains or unrealized losses – are characterized as portfolio management to accomplish the following:  rotate out of a sector; sell lower-yield bonds and re-deploy the proceeds into higher yielding bonds to take advantage of changing rates at the time of the sale; improve portfolio yield.  The net effect of the gain or loss on these sales was generally neutral.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	3	$19,997	$(2)	$-	$-	$19,997	$(2)
Government agency securities	-	-	-	-	-	-	-
State and municipal bonds	687	385,739	(20,229)	40,251	(5,617)	425,990	(25,846)
State and municipal bonds (taxable)	12	13,888	(974)	-	-	13,888	(974)
Mortgage-backed securities/Collateralized						-	-
Mortgage Obligations	140	206,437	(10,141)	2,628	(46)	209,065	(10,187)
Trust Preferred Pools/Collateralized						-	-
Debt Obligations	22	10,627	(14,028)	11,211	(28,371)	21,838	(42,399)
Other bonds	-			-		-	-
Total debt securities	864	636,688	(45,374)	54,090	(34,034)	690,778	(79,408)
Marketable equity securities	26	6,005	(1,035)	4,899	(3,479)	10,904	(4,514)
Total	890	$642,693	$(46,409)	$58,989	$(37,513)	$701,682	$(83,922)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.   INVESTMENT SECURITIES - Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	-	$-	$-	$-	$-	$-	$-
Government agency securities	11	-	-	28,527	(43)	28,527	(43)
State and municipal bonds	384	185,960	(2,211)	48,826	(1,956)	234,786	(4,167)
State and municipal bonds (taxable)	-	-	-	-	-	-	-
Mortgage-backed securities	90	-	-	302,307	(4,245)	302,307	(4,245)
Trust Preferred Pools/Collateralized						-	-
Debt Obligations	23	123,325	(12,597)	-	-	123,325	(12,597)
Other bonds	4	-	-	1,590	(9)	1,590	(9)
Total debt securities	512	309,285	(14,808)	381,250	(6,253)	690,535	(21,061)
Marketable equity securities	12	4,045	(382)	4,618	(1,217)	8,663	(1,599)
Total	524	$313,330	$(15,190)	$385,868	$(7,470)	$699,198	$(22,660)

Other-than-Temporary Impairment

Each quarter, the Company reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.  Management has reviewed, and will continue to view, possible other-than-temporary impairment of its portfolio in the context of the guidance provided by FSP EITF 99-20-1, FSP FAS 115-1 and FAS 124-1.

A synthetic CDO (Collateralized Debt Obligation) - the Company’s  only investment of this type - was a $20 million, AA-rated instrument that referenced 100 credits.  During the third quarter of 2008, the portfolio suffered four credit events within the reference companies, and subsequent to September 30, 2008, the portfolio suffered an additional three credit events.  Management determined that this investment was other-than-temporarily impaired.  Due to the severity of the impairment, the Company took a $20.0 million pre-tax, non-cash charge on the entire amount of the investment, as of September 30, 2008.

The Company maintains a portfolio of trust preferred pooled securities issued primarily by financial institutions, whose original cost basis was $163.9 million.  Certain of these securities deferred payments of interest.  In the fourth quarter 2008, due to continued deterioration in the economy and the banking sector, management adjusted the assumptions in the cash flows used in evaluating these securities, particularly for those securities that were deferring interest payments.  The Company contracted with a third-party advisory firm to provide additional valuation guidance.  All aspects of the securities were examined including the basic tranche seniority/subordination, cash flow waterfall mechanics, overcollateralization tests and interest coverage tests.  In addition, assumptions surrounding deferral or defaults were examined, as well as the probability that these events happen in the future. Discount rate assumptions were intended to reflect the uncertainty inherent to their projections of bond cash flows.  The discount rate selected was comparable to spreads observed currently in the market for similarly rated CDO instruments, specifically high yield collateralized loan obligations, and was intended to reflect general market discounts currently being applied to structured credit products.  Based on the valuation suggested by the cash flow analysis, management determined that the securities that were deferring interest were now other-than-temporarily impaired.  Management concluded that $94.4 million of these pooled trust preferred securities were other-than-temporarily impaired.  The Company recorded a $79.5 million pre-tax, non-cash charge on this portfolio in December 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.   INVESTMENT SECURITIES – Continued

      Temporary Impairment

Based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities, the Company has determined that unrealized losses are temporary in the remainder of the investment portfolio.  The Company has the ability and intent to hold these investments to recovery of fair value, which may be maturity.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

•
Trust Preferred Pools/Collateralized Debt Obligations –  The Company’s unrealized loss for the remaining trust preferred pooled securities with a cost basis of $69.5 million is related to general market conditions and the resultant lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment performed at the security level, shows that the credit quality of the individual bonds ranges from good to deteriorating.  Credit risk does exist and an individual issuer in a pool could default which could affect the ultimate collectibility of contractual amounts.    Should impairment of these securities be determined other-than-temporary the Company anticipates that this would occur on a pool-by-pool basis.  Management concluded, as a result of its review, that other-than-temporary impairment did not exist due to the securities’ continuing performance or the collateral structure of the individual investments.  During the second quarter of 2008, CDO investments were reclassified from Available-For-Sale to Held-To-Maturity, demonstrating the Company’s intent to hold these investments to maturity.  Ultimately, the quality of these Trust Preferred Pools/CDO investments will depend on the financial strength of the individual banks and insurance companies who issued debt into these pools, coupled with the protections afforded to the rated class holders within the structure of each pool.

•
Equities – The Company’s portfolio of common stock investments consists of mid-Atlantic-based banks and banking companies which were purchased as long-term investments.  The unrealized loss in this category is due to general market conditions for financial stocks, which is a sector that is currently out of favor in the capital markets.  The severity of the impairment in relation to the carrying amounts of the individual investments is consistent with market developments.  Management has evaluated the recovery period and determined that the investment’s value will be recovered in that period.  These equities were purchased as long-term investments and management maintains its ability and intent to hold these securities for the long term.  Notwithstanding the duration of the period of unrealized loss, the Company does not consider these investments to be other-than-temporarily impaired.

•
All Other Investments – The majority of the investment portfolio is comprised of U.S. Treasury, Government Agency, State and municipal, and mortgage-backed securities and collateralized mortgage obligations.  The unrealized losses in all other Company investments are primarily caused by the movement of interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The Company has the ability and the intent to hold these securities through to recovery on the unrealized losses.  The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  Unrealized losses as of December 31, 2008 and December 31, 2007 were considered temporary and at that time, the Company had the ability and intent to hold these investments until recovery of fair value, which may be maturity.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

4.	LOANS AND LEASES

Major classifications of loans, including $2.8 million and $5.8 million in unearned income in 2008 and 2007, respectively, are as follows (1):
(dollars in thousands)	December 31,
	2008	2007
Commercial and Industrial Loans and Leases	$1,384,889	$883,733
Real Estate Loans:
Construction and Land Dev.	588,457	328,720
Residential	2,576,397	1,451,762
Other (non-farm, non-residential)	1,549,870	1,137,544
Loans to Individuals	228,438	73,494
	6,328,051	3,875,253
Allowance for loan and lease losses	(84,006)	(54,897)
Total loans,net	$6,244,045	$3,820,356

(1)	The classification of loans in the above table corresponds to defined bank regulatory reporting categories and is presented for analytical purposes.

Loans on which the accrual of interest has been discontinued or reduced amounted to $32.0 million and $15.2 million at December 31, 2008 and 2007, respectively.  The gross amount of interest that would have been recorded on these loans would have been approximately $1.6 million and $655,000, respectively.  Interest on non-accrual loans in 2006 would have been approximately $662,000.   If interest on non-accrual loans had been accrued net of cash payments received, interest income would have increased by  $1.2 million and $522,000 for 2008 and 2007, respectively.  Interest income would have increased $415,000 for 2006 if interest on non-accrual loans had been accrued. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $3.0 million and $87,000 at December 31, 2008 and 2007, respectively.

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement, in accordance with SFAS 114.  The balance of impaired loans was $32.0 million at December 31, 2008.  The total balance of impaired loans for which there is a related allowance for credit losses determined in accordance with SFAS 114 at December 31, 2008 was $11.4 million; the specific valuation allowance related to these impaired loans was $5.1 million.  The total balance of impaired loans without a specific valuation allowance at December 31, 2008 was $20.6 million.  The average balance of impaired loans was $24.7 million during 2008 and the income recognized on impaired loans during 2008 was $365,000.  The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

The balance of impaired loans was $15.2 million at December 31, 2007, of which $613,000 had a related allowance for credit losses.   The specific valuation allowance related to these impaired loans was $613,000.  The average balance of impaired loans was $12.0 million during 2007 and the income recognized on impaired loans during 2007 was $120,000.

The balance of impaired loans was $8.6 million at December 31, 2006, of which $5.6 million had a related allowance for credit losses.   The specific valuation allowance related to these impaired loans was $1.3 million.  The average balance of impaired loans was $8.8 million during 2006 and the income recognized on impaired loans during 2006 was $203,000.

Other real estate owned and repossessed assets classified in other assets on the Balance Sheet, were $783,000 and $769,000, respectively at December 31, 2008.  Other real estate owned at December 31, 2007 was $0.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

4.	LOANS AND LEASES – Continued

Lease contracts which meet the appropriate criteria specified in SFAS 13, Accounting for Leases, are classified as direct finance leases.  As of December 31, 2008 and 2007, direct finance leases amounted to $32.4 million and $35.0 million, respectively.  Direct finance leases are recorded upon acceptance of the equipment by the customer.  Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

Changes in the allowance for loan and lease losses are as follows:

(dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$54,897	$58,306	$56,064
Provision charged to operations	32,497	7,832	2,541
Loans charged off	(33,552)	(13,051)	(5,856)
Recoveries	4,280	1,810	2,662
Acquisition of Christiana and KNBT	25,884	-	2,895
Balance, end of year	$84,006	$54,897	$58,306

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)
	Estimated	Year Ended December 31,
	useful lives	2008	2007
Land	Indefinite	$17,049	$7,499
Buildings	5 to 40 years	99,421	59,221
Equipment	3 to 10 years	89,025	58,207
Leasehold improvements	2 to 20 years	11,422	7,507
		$216,917	$132,434
Accumulated depreciation and amortization		(109,169)	(71,220)
		$107,747	$61,214

Depreciation and amortization expense amounted to $13.6 million, $7.9 million, and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $872.2 million and $546.1 million in 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)

2009	$2,185,724
2010	255,434
2011	147,200
2012	29,076
2013	12,844
Thereafter	1,968
$2,632,246

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year.

The details of these categories are presented below:

(dollars in thousands)	At or For The Year Ended December 31,
	2008	2007	2006
Securities sold under repurchase
agreements and federal funds purchased
Balance at year-end	$640,905	$484,223	$408,084
Average during the year	624,621	468,600	500,372
Maximum month-end balance	785,564	602,426	641,976
Weighted average rate during the year	2.94%	4.09%	3.68%
Rate at December 31	2.23%	3.51%	3.90%

Short-term borrowings
Balance at year-end	$10,402	$12,800	$9,662
Average during the year	102,087	6,332	7,271
Maximum month-end balance	113,998	12,985	22,488
Weighted average rate during the year	2.55%	2.63%	3.88%
Rate at December 31	0%	4.59%	5.71%

The weighted average rates paid in aggregate on these borrowed funds for 2008, 2007, and 2006 were 2.89%, 4.07%, and 3.68%, respectively.

8.	LONG-TERM BORROWINGS

FHLB ADVANCES

At December 31, 2008 and 2007, advances from the Federal Home Loan Bank (FHLB) totaling $956.0 million and $617.2 million will mature within one to eleven years and are reported as long-term borrowings.  The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.  These advances had a weighted average interest rate of 4.30% and 4.52% at December 31, 2008 and 2007, respectively.  Unused lines of credit at the FHLB were $1.57 billion and $597.4 million at December 31, 2008 and 2007, respectively.

Outstanding borrowings mature as follows:

(dollars in thousands)

2009	$142,714
2010	97,073
2011	94,691
2012	85,000
2013	17,000
Thereafter	519,505
$955,983

In 2008, the Company obtained a total of $150.0 million in four new long-term advances from the Federal Home Loan Bank of Pittsburgh. Two advances totaling $75.0 million mature in 2010 while one advance for $50.0 million matures in 2011, and one advance for $25.0 million matures in 2012.  In February 2008, the acquisition of KNBT added $304.8 million in FHLB advances.  The weighted average rate of these borrowings is 3.49%.  The advances are fixed rate.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

8.    LONG-TERM BORROWINGS – Continued

SUBORDINATED DEBENTURES

As of December 31, 2008, the Company has established five statutory business trusts:  NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI.  In each case, the Company owns all the common capital securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

•	The $65.2 million of debentures issued to NPB Capital Trust II on August 20, 2002 mature on September 30, 2032, and bear interest at the annual fixed rate of 7.85%.
•	The $20.6 million of debentures issued to NPB Capital Trust III on February 20, 2004 mature on April 23, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).

•	The $20.6 million of debentures issued to NPB Capital Trust IV on March 25, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).
•	The $20.6 million of debentures issued to NPB Capital Trust V on April 7, 2004 mature on April 7, 2034, and bear interest at a floating rate (three month LIBOR plus a margin of 2.75%).
•	The $15.4 million of debentures issued to NPB Capital Trust VI on January 19, 2006 mature on March 15, 2036, and bear interest at a floating rate (three month LIBOR plus a margin of 1.38%).

As of January 1, 2007, the Company adopted SFAS No. 159, and elected the fair value option to the debentures issued on August 20, 2002 in the amount of $65.2 million.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  As a result of the fair value option, this debenture has been reported at fair value of $50.7 million at December 31, 2008.

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

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2008, substantially all employees of the Company and its subsidiaries employed as of January 1, 2008.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

As of April 1, 2006, changes made as a result of a restructuring of the retirement benefits package for employees of the Company took effect.  The Board of Directors of National Penn Bancshares, Inc. approved a restructuring of the retirement benefits package (the defined contribution Capital Accumulation Plan [a 401(k) plan] and the defined benefit Pension Plan) for National Penn employees, as part of an overall strategy for the Company to remain both financially strong and a competitive employer.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.  BENEFIT PLANS - Continued

Under the Pension Plan, as amended, effective April 1, 2006, pension benefits were based on a 2-tier benefit calculation.

•	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and
•	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	December 31,
(dollars in thousands)	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$29,548	$27,306
Service cost	1,967	1,519
Interest cost	2,279	1,549
Actual gain and effect of change in assumptions	2,914	(121)
Benefits paid	(1,279)	(705)
Effect of change due to plan amendment	-	-
Benefit obligations at end of year	$35,429	$29,548

Change in plan assets
Fair value of plan assets at beginning of year	33,757	28,386
Actual return on plan assets	(7,627)	3,660
Employer contribution	2,500	2,500
Benefits paid	(1,279)	(705)
Administrative expenses	(125)	(84)
Fair value of plan assets at end of year	27,226	33,757

Funded status	$(8,203)	$4,209

Unrecognized net actuarial gain	$19,532	$5,828
Unrecognized prior service cost	(4,642)	(5,287)

Items not yet recognized as a component of net periodic pension cost	$14,890	$541

The accumulated benefit obligation was $34.0 million and $28.6 million at December 31, 2008 and 2007, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.     BENEFIT PLANS - Continued

Net pension cost included the following components:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006

Service cost	$1,673	$1,603	$1,744
Interest cost on projected benefit obligation	1,823	1,549	1,540
Return on plan assets (1)	(2,753)	(2,311)	(2,159)
Net amortization and deferral	(293)	(70)	(43)
Net periodic benefit cost	$450	$771	$1,082

(1) Expected return is presented for 2008.
Actual return is presented for 2007 and 2006.

Under SFAS No. 158, unamortized actuarial gains and losses and prior service costs and credits are recognized in Accumulated Other Comprehensive Income (“AOCI”) each December 31.  The accumulated effect in AOCI for the adoption of SFAS No. 158 as of December 31, 2008 and December 31, 2007 was $1.4 million and $1.3 million, respectively.

Weighted-average assumptions used to determine net benefit obligations at December 31:

	2008	2007
Discount rate	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2008	2007
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.75%	3.75%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2008, and 2007, by asset category are as follows:

	Plan Assets
	At December 31,
Asset Category	2008	2007
Equity securities	51%	57%
Debt securities	39%	29%
Other	10%	14%
Total	100%	100%

The plan does not have any assets in the Company’s common stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.     BENEFIT PLANS - Continued

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
	2009	$ 903
	2010	1,006
	2011	1,116
	2012	1,302
	2013	1,525
Years 2014-2018		10,499

Certain employees of KNBT participate in a multi-employer defined benefit pension plan.  In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan and ceased admission of any new participants.  The Company is exploring retiring this plan.  No contributions were made to the plan in 2008.

Christiana had no defined benefit plan.

The employees of KNBT and Christiana became eligible to participate in the National Penn defined benefit plan in 2008.

CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan as in effect at December 31, 2008, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

Under the Capital Accumulation Plan, as amended January 25, 2006:

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

Matching contributions to the plan were $3.3 million, $2.2 million, and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

KNBT’s and Christiana’s 401(k) plans were converted to National Penn’s 401(k) plan in 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.	BENEFIT PLANS - Continued

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers.  The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participant’s remaining periods of service.  The expense recorded in connection with these deferred compensation plans, which are unfunded, was $220,000, $120,000, and $120,000 for the years ended   December 31, 2008, 2007 and 2006, respectively.

The Company, through its acquisitions of Christiana, Nittany Financial Corp., FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers.  These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62.  The SERPs also provide for survivor and certain other termination benefits.  The expense recorded in connection with these SERPs was $1.2 million, $771,000, and $696,000, for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company is the beneficiary of life insurance policies with an aggregate cash surrender value of $22.7 million that are a method of funding benefits under these plans.

10.	INCOME TAXES

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retaining earnings.

The liability for the Company’s unrecognized tax benefits as of January 1, 2007, was $1.5 million, which if ultimately recognized, will reduce the Company’s annual effective tax rate. The liability for the Company’s unrecognized tax benefits as of December 31, 2008 and 2007 is $2.0 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2008	2007
Balance at January 1	$1,975	$1,525
Additions based on tax positions related to the current year	733	679
Additions for tax positions of prior years	-	86
Reductions for tax positions of prior years	(405)	-
Reductions as a result of lapse of applicable statute of limitations	(328)	(315)
Settlements	-	-

Balance at December 31	$1,975	$1,975

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2005.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

10.     INCOME TAXES – Continued

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company is not currently undergoing any income tax examinations, and is no longer subject to U.S. federal income tax examinations for years before 2005.

The components of the income tax expense included in the consolidated statements of income are as follows:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Income tax expense
FEDERAL:
Current	$16,987	$14,531	$20,627
Deferred federal (benefit) expense	(22,723)	2,600	(1,263)
	(5,736)	17,131	19,364
STATE:
Current	566	-	-
Deferred state (benefit) expense	-	-	-
	566	-	-

Additional paid-in capital effect of stock options exercised	(633)	249	881
Applicable income tax (benefit) expense	$(5,803)	$17,380	$20,245

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Computed tax expense at statutory rate	$9,066	$28,915	$29,524
State income tax expense, net	368	-	-
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(15,617)	(11,641)	(9,169)
Tax credits	(100)	(150)	(300)
Amortization of goodwill and intangibles	(77)	(87)	(149)
Non-deductible expenses	197	-	-
Compensation related	138	-	-
Other, net	222	343	339
Applicable income tax (benefit) expense	$(5,803)	$17,380	$20,245

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

10.   INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following:

	December 31,
(dollars in thousands)	2008	2007

Deferred tax assets
Allowance for loan and lease losses	$29,387	$19,178
Deferred compensation	5,075	4,422
Share-based compensation	1,490	3,096
Investment securities available for sale	10,552	1,626
Accrued expenses	2,133	-
Writedown of securities	34,824	-
Net operating loss	3,413	-
Pension	5,229	-
	$92,103	28,322

Deferred tax liabilities
Pension	-	1,858
Partnership investments	1,089	1,342
Depreciation	1,563	218
Loan costs	4,798	3,785
FAS 159 gains/losses	5,286	-
Amortization	1,046	-
Mortgage servicing rights	754	-
Core deposit intangibles & acquisition related	4,995	5,918
	19,531	13,121
Net deferred tax asset
(included in other assets)	$72,572	$15,201

The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserve.

As a result of the KNBT acquisition, the Company acquired a net operating loss carryforward of approximately $11.9 million.  Due to the ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, the Company is limited in the use of this net operating loss carryforward.  Also as a result of the KNBT acquisition, the Company acquired a net deferred tax asset of $21.2 million in 2008, which includes $13.4 million related to the recognition of the core deposit intangible.

As a result of the acquisition of Christiana, the Company acquired a net deferred tax asset of $497,000 in 2008, which includes $2.3 million related to the recognition of the core deposit intangible.

11.  SHAREHOLDERS’ EQUITY

On January 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable on February 17, 2009 to shareholders of record on February 7, 2009.

On December 12, 2008, as part of the Capital Purchase Program established by the US Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement (including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury, dated December 12, 2008, pursuant to which the Company issued and sold to Treasury (i) 150,000 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) and (ii) a warrant to purchase up to 1,470,588 shares of the Company’s common stock, for an aggregate purchase price of $150,000,000 in cash.

The Series B Preferred Stock has a liquidation preference of $1,000 per share.  Cumulative dividends on the Series B Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Company's Board of Directors.  The Series B Preferred Stock has no maturity date and ranks senior to the common stock and the Series A Junior Participating Preferred Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  Upon liquidation of the Company, the holder of the Series B Preferred Stock will be entitled to receive $1,000 per share plus any accrued and unpaid dividends.  Prior to December 12, 2011, unless the Company has redeemed the Series B Preferred Stock or the US Treasury has transferred the Series B Preferred Stock to a third party, the consent of the US Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.17 per share of common stock) or (2) redeem, purchase or acquire any shares of the Company's common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  In addition, the Company's ability to pay dividends or repurchase its common stock or other equity securities will be subject to restrictions in the event that the Company fails to declare and pay (or set aside for payment) full dividends on the Series B Preferred Stock.  The Series B Preferred Stock generally is non-voting. The Series B Preferred Stock may be redeemed by the Company at any time with the consent of the US Treasury and the Federal Reserve.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

11.   SHAREHOLDERS’ EQUITY - Continued

        On October 22, 2008, the Company’s Board of Directors also approved enhancements to the Company’s Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan.  Optional cash contributions may now be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000.  These provisions will continue until the earlier of December 31, 2009 or the date on which the Company receives at least $50 million in voluntary cash contributions under the Plan, unless the Plan is extended further by the Board.

On January 15, 2008, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable on February 15, 2008 to shareholders of record on January 30, 2008.

On August 22, 2007, the Company’s Board of Directors declared a 3% common stock dividend payable on September 28, 2007 to shareholders of record on September 7, 2007. Based on the number of common shares outstanding on the record date, the Company issued 1.43 million new shares.

On July 12, 2006, the Company entered into an agreement to purchase 515,000 shares of National Penn common stock in a block transaction at a purchase price of $19.32 per share (the closing sale price of National Penn common stock as of July 11, 2006, less ten cents per share) or a total purchase price of $9.95 million.  This transaction was completed on July 17, 2006.

On September 24, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,657,656 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan (the 2003 Plan).  On December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 2.1 million shares of the Company’s common stock to be used to fund these plans (the 2005 Plan).  For the year ended December 31, 2008, 22,957 shares were repurchased at an average price of $15.87 per share.  For the years ended December 31, 2007 and 2006, 1,017,946 and 717,684 shares were repurchased at average prices of $15.10 and $18.78, respectively.  As of December 31, 2007, all shares authorized under the 2003 Plan had been repurchased and 1,494,373 shares had been repurchased under the 2005 Plan as of December 31, 2008.  No timetable was set for repurchases under the 2005 Plan.

In second quarter 2008 the Company discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimus stock repurchases.  These actions were taken in light of the economic environment and have helped to preserve the Company’s capital ratios.  Under the terms of the TARP Capital Purchase Program repurchase of shares of its common stock by the Company is restricted.

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
December 31, 2008 and 2007

12.  SHAREHOLDER RIGHTS PLAN – Continued

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

13.	EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Year ended December 31, 2008
	Net	Average
(dollars in thousands,	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount

Basic earnings per share
Net income	$32,271	76,185	$0.42
Effect of dilutive securities:
Options	-	555	-
Diluted earnings per share
Net income available to
common stockholders
plus assumed conversions	$32,271	76,740	$0.42
Preferred Stock dividends	417	-	-
Net income available to
common shareholders	$31,854	76,740	$0.42

Restricted shares and options to purchase shares of common stock totaling 3,593,567 with grant prices of $14.48 to $21.49 per share were outstanding during 2008.  The restricted shares were not included in the computation of diluted earnings per share as the contingencies related to these shares were not met at December 31, 2008.  The options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2007
	Net	Average
(dollars in thousands,	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to
common stockholders	$65,233	49,344	$1.32
Effect of dilutive securities:
Options	-	564	(0.01)
Diluted earnings per share
Net income available to
common stockholders
plus assumed conversions	$65,233	49,908	$1.31

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

13.   EARNINGS PER SHARE - Continued

	Year ended December 31, 2006
	Net	Average
(dollars in thousands,	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to
common stockholders	$64,109	48,916	$1.31
Effect of dilutive securities:
Options	-	824	(0.02)
Diluted earnings per share
Net income available to
common stockholders
plus assumed conversions	$64,109	49,740	$1.29

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

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows:

(dollars in thousands)
Year ended December 31,
2009	$ 6,339
2010	5,643
2011	4,399
2012	3,659
2013	3,181
Thereafter	18,759
Total	$ 41,980

The total rental expense was approximately $8.8 million, $5.4 million, and $4.9 million in 2008, 2007 and 2006, respectively.

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

As previously reported by the Company in a report on Form 8-K, filed on December 30, 2008, the Company determined that acharge of approximately $4.5 million was required to be taken during the fourth quarter 2008 to recognize employee loan accounting irregularities that were previously disclosed on December 5,  2008.  No funds of any of National Penn’s customers were affected and no Bank services were interrupted.  National Penn Bank filed suit against a former employee to recover approximately $4.5 million in funds that National Penn alleges were wrongfully taken through accounting irregularities in the employee’s bookkeeping. GAAP requires the recognition of the full amount of the loss upon discovery, even though the Company expects to recover a majority of the loss in future periods through the recovery of assets and/or insurance proceeds.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.	SHARE-BASED COMPENSATION

At December 31, 2008, the Company had certain employee benefit plans covering substantially all employees, which are more fully described below.

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

Substitute Stock Options

As of December 31, 2008, 2,608,289 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition.  Included in this amount are 2,278,791 options outstanding out of a total of 3,022,185 substitute options issued in 2008 as a result of the acquisitions of Christiana and KNBT.  All were vested when issued.  No substitute options were issued in 2007.  All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted.  No further options may be granted under any of the predecessor company stock option plans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.  SHARE-BASED COMPENSATION – Continued

Fixed Option Compensation Plans – Aggregate Information

The Company granted no stock options in 2008.  For the years ended December 31, 2007, and 2006, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rates	N/A	3.83%	4.44%
Expected dividend yield	N/A	4.49%	3.26%
Expected volatility	N/A	33.09%	34.21%
Expected lives (years)	N/A	7.14	8.00

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

Aggregated information regarding the Plans as of December 31, 2008, and changes during the twelve months then ended is presented below:

			Weighted-
		Weighted-	Average
(dollars in thousands,		Average	Remaining	Aggregate
except per share data):		Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs)	Value
Outstanding at January 1, 2008	4,514,154	$15.78	-	$6,333
Substitute options issued	3,022,185	11.25	-	-
Granted	-	-	-	-
Exercised	(1,159,572)	8.14	-	-
Forfeited	(46,353)	18.74	-	-
Outstanding at December 31, 2008	6,330,414	15.00	5.01	9,906
Exercisable at December 31, 2008	5,582,880	14.20	4.58	9,906

There were no options granted during the year 2008, and 560,063 and 451,913 options granted during the years ended December 31, 2007 and 2006, respectively.  The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $2.60 and $3.58, respectively.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2008, 2007 and 2006 was $9.1 million, $3.0 million, and $4.1 million, respectively.  The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $3.2 million, and $3.3 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.	SHARE-BASED COMPENSATION – Continued

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2008, and changes during the twelve months then ended, is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-Vested at January 1, 2008	1,259,659	$4.73
Granted	-
Vested	(463,207)
Forfeited	(28,317)
Non-Vested at December 31, 2008	768,135	$4.66

As of December 31, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of less than five years.

Cash received from option exercise under the Plans for the year ended December 31, 2008, 2007, and 2006 was $7.3 million, $3.7 million, and $3.4 million, respectively.  The actual tax benefit realized for the tax deductions from option exercise under the Plans for the twelve months ended December 31, 2008, 2007, and 2006 was $2.9 million, $1.0 million, and $1.4 million, respectively.

The Company has a history of repurchasing shares on the open market to satisfy share option exercises.  The Company has 222,206 options expiring during the next twelve months ended December 31, 2009.  Repurchase of its shares by the Company is restricted, per conditions of the TARP Capital Purchase Program.

Director Awards

Under the aforementioned Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (2005 Plan), the Company is authorized to grant share-based incentive compensation awards to non-employee directors of National Penn, National Penn Bank (“NPB”) and other National Penn subsidiaries. (“Director Awards”).  These awards may be granted in the form of shares of National Penn common stock, performance-restricted restricted stock (“PR-RS”) performance-restricted restricted stock units (“PR-RSUs”), or service-based restricted stock or restricted stock units.

For performance-based awards, the vesting of awards is contingent upon meeting certain corporate performance goals.  The awards are not permitted to be transferred during the restricted time period and are subject to forfeiture to the extent that the performance restrictions are not satisfied.

Awards are also forfeited if the non-employee director terminates his or her service prior to the end of the restricted period, unless such termination is in accordance with the Company’s mandatory retirement bylaw (in which case the award would be pro-rated).  Vested PR-RSUs are converted to shares of National Penn common stock upon the non-employee director’s termination of service as a director.

The fair market value of each Director Award is estimated based on the fair market value of the Company’s common stock on the date of grant and in the case of performance-based awards, the probable performance goals to be achieved, net of anticipated forfeitures.  If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.  SHARE-BASED COMPENSATION – Continued

On February 25, 2008, the Company granted performance-based Director Awards to each non-employee director of National Penn and NPB actively serving on February 25, 2008.  These consisted of either PR-RS or PR-RSUs at the discretion of the non-employee director.  These were unvested at December 31, 2008.  On February 3, 2009, and as a result of performance shortfall, all awards granted on February 25, 2008 were forfeited.

On January 24, 2007, the Company granted performance-based Director Awards to each non-employee director of National Penn and NPB actively serving on January 24, 2007, and consisted of either shares of PR-RS or PR-RSUs, at the discretion of the non-employee director.  The PR-RS and PR-RSUs granted under the 2007 corporate performance award were unvested as of December 31, 2007; these awards then vested at the end of the restricted time period on January 24, 2008, to the extent the performance goals were met.

Aggregated information regarding the Director Awards as of December 31, 2008 and 2007,and changes during the twelve months then ended is presented below:

			Weighted-
			Average
	PR-RS	PR-RSU	Grant-Date
	Shares	Share Units	Fair Value
Un-vested at January 1, 2007	3,792	9,119	$19.49
Granted	6,514	8,782	18.82
Forfeited/Cancelled	(1,020)	(2,559)	19.49
Vested at December 31, 2007	(2,772)	(6,560)	19.49
Un-vested at December 31, 2007	6,514	8,782	$18.82

			Weighted-
			Average
	PR-RS	PR-RSU	Grant-Date
	Shares	Share Units	Fair Value
Un-vested at December 31, 2007	6,514	8,782	$18.82
Granted	14,668	9,800	17.01
Forfeited/Cancelled	(3,153)	(5,052)	18.82
Vested	(3,361)	(3,730)	18.82
Un-vested at December 31, 2008	14,668	9,800	$17.01

The total fair value of Director Awards vested during the twelve months ended December 31, 2008 and 2007 was approximately $133,000 and $182,000, respectively.  Compensation expense recognized for the years ended December 31, 2008 and 2007 for the Director Awards was approximately $345,000 and $190,000, respectively.  There was approximately $13,000 of total unrecognized compensation expense related to the un-vested Director Awards as of December 31, 2008 that is expected to be recognized over a period of less than one year.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 864,725 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made four times annually.  Employee contributions to the ESPP are made through payroll deductions.  For the twelve months ended December 31, 2008, 2007 and 2006, participants under the ESPP purchased 50,256, 45,125, and 39,458 shares at weighted-average prices of  $13.33, $14.73, and $17.21, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the twelve months ended December 31, 2008, 2007 and 2006, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $1.48, $1.64, and $1.91, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  At December 31, 2008, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a notional amount of approximately $47.4 million.  Likewise, the Company had offsetting investor interest rate lock commitments of approximately $47.4 million whereby the investor has agreed to purchase the mortgage at or near the time of funding.  There was $6.9 million in investor rate lock commitments for loans held for sale at December 31, 2007.

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

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.  The contract or notional amounts as of December 31, 2008 and 2007, are as follows:

(dollars in thousands)	2008	2007
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$1,810,784	$1,355,657
Commitments to fund mortgages held for sale	47,389	6,932
Letters of credit	186,317	139,799

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Company amortizes the fees collected over the life of the instrument.  Management, based upon their periodic analysis, established a SFAS No. 5 reserve which was approximately $301,000 at December 31, 2008 and 2007.  The standby letters of credit expire as follows:  $145.8 million in 2009, $30.2 million by 2011, and the remaining $10.3 million after 2011.

The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments.  The Company would reduce any potential liability based upon estimated proceeds obtained in liquidation of the collateral held.  Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The extent of collateral held for those commitments at December 31, 2008, varies up to 100%; the average amount collateralized is 79.6%.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE–SHEET RISK - Continued

Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $515.2 million at December 31, 2008.  The fair value of the swaps, netting to $0 at December 31, 2008, is included inother assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.   At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

In October 2008, the Company entered into interest rate swap contracts to modify the interest rate characteristics of designated subordinated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes.  The Company hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three years for hedges converting $75.0 million of floating-rate subordinated debt to fixed.  The fair value of these derivatives, totaling a $3.3 million loss at December 31, 2008, is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives.  Ineffectiveness of these swaps, if any, is recognized immediately in earnings.  The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings for 2008.

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

A summary of the Company’s interest rate swaps is included in the following table:

	December 31,
	2008		2007
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$332,600	$(33,362)	$130,342	$(6,660)
Pay variable/receive fixed swaps	257,601	30,124	130,342	6,660
	$590,201	$(3,238)	$260,684	$-

17.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.   FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liability with a cost basis of $65.2 million.  The fair value as of December 31, 2008 was $50.7 million.  Other operating income includes a gain of $12.0 million and $2.8 million for the change in fair value of the subordinated debt for the years ended December 31, 2008 and 2007, respectively.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk.  Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio.  In addition, it provides more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million. The subordinated debt is measured based on an unadjusted quoted price in an active market on the final day of each month.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fairvalues on a recurring basis as of December 31, 2008 and 2007 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
December 31, 2008	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
Assets
Investment securities, available for sale	$27,397	$1,492,702	$73,700	$1,593,799
Interest rate locks	-	369	-	369
Interest rate swap agreements	-	30,124	-	30,124

Liabilities
Subordinated debt	$50,659	$-	$-	$50,659
Interest rate swap agreements	-	33,362	-	33,362

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
December 31, 2007	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2007
(dollars in thousands)
Assets
Investment securities, available for sale	$9,686	$933,693	$194,047	$1,137,426
Interest rate locks	-	46	-	46
Interest rate swap agreements	-	6,660	-	6,660

Liabilities
Subordinated debt	$62,676	$-	$-	$62,676
Interest rate swap agreements	-	6,660	-	6,660

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.   FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	2008	2007
	Investment	Investment
	Securities	Securities
(dollars in thousands)	Available for Sale	Available for Sale
Assets
Beginning Balance	$194,047	$38,826
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive loss	(29,027)	(6,370)
Purchases, issuances, and settlements	3,147	161,591
Transfer into level 3 from KNBT and
Christiana	44,813	-
Transfer out to held to maturity	(139,280)	-
Ending balance December 31	$73,700	$194,047

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a  nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the  lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
December 31, 2008
Assets
Loans and leases held for sale	$3,605	$-	$-	$3,605
Impaired loans, net	-	-	27,510	27,510

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2007
(dollars in thousands)
December 31, 2007
Assets
Loans and leases held for sale	$3,823	$-	$-	$3,823
Impaired loans, net	-	-	14,587	14,587

Impaired and restructured loans totaled $32.6 million with a specific reserve of $5.1 million at December 31, 2008, compared to $15.2 million with a specific reserve of $613,000 at December 31, 2007. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on management’s review and analysis.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

In addition to financial instruments recorded at fair value in the Company’s financial statements, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No. 107.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required under SFAS No. 157 and explained above. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2008 and 2007, were as follows:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$195,830	$195,830	$111,520	$111,520
Investment securities available for sale	1,593,799	1,593,799	1,137,426	1,137,426
Investment securities held to maturity	326,090	284,608	243,595	243,218

The fair value of cash and cash equivalents equals historical book value. The fair value of investment securities for 2008 is described and presented above under SFAS No. 157 guidelines.

For 2008 and 2007, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans. carrying amounts:

December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Net loans (excluding loans held for sale)	$ 6,240,440	$ 6,212,367	$ 3,816,533	$ 3,833,633

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees.  The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled. Fair value of interest bearing deposits is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  Fair value of short term funding liabilities has been estimated to equal the carrying amount. Fair value of long-term borrowings is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion feature in certain of the instruments.  Fair value of subordinated debt that floats with Libor is estimated to equal the carrying amount, while the lone fixed rate subordinated debt instrument has been valued and recorded at fair value as discussed under the SFAS No. 159 discussion above.

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Deposits with stated maturities	$2,636,713	$2,675,644	$3,946,163	$3,894,863
Repurchase agreements, federal funds
purchased and short-term borrowings	651,307	651,307	497,023	497,023
Long-term borrowings	955,983	1,022,885	617,183	638,074
Subordinated debt	127,980	127,980	139,997	139,997

The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $3.2 million loss and $0 at December 31, 2008 and 2007, respectively.

18.	REGULATORY MATTERS

National Penn Bank and Christiana are required to maintain average reserve balances with the Federal Reserve Bank.  The average amount of these balances for the year ended December 31, 2008, was approximately $8.2 million.

Dividends are paid by the Company from its assets, which are mainly provided by dividends paid by National Penn Bank and its other direct and indirect subsidiaries.

National Penn Bank, which includes its divisions, HomeTowne Heritage Bank, KNBT Bank, and Nittany Bank, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements.

The Company’s ability to pay cash dividends or repurchase shares of its common stock is subject to restrictions imposed by the terms of the Series B Preferred Stock issued by the Company on December 12, 2008 to the US Treasury under its TARP Capital Purchase Program.  These terms require the prior consent of US Treasury for the issuance of any quarterly cash dividend in excess of $0.17 per share or any repurchase of common stock.  The quarterly cash dividend of $.1725 was declared and paid in fourth quarter 2008 before the TARP Capital Purchase Program restrictions arose.

The Company, National Penn Bank, and Christiana are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory- and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, National Penn Bank and Christiana must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

18.	REGULATORY MATTERS - Continued

National Penn Bank’s and Christiana’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank, Christiana, and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2008, that National Penn Bank, Christiana, and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, National Penn, National Penn Bank, and Christiana each met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, each must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the institution’s category.

The following table summarizes National Penn Bancshares, Inc., National Penn Bank’s and Christiana’s regulatory capital as of December 31, 2008, and National Penn Bancshares, Inc. and National Penn Bank’s regulatory capital as of December 31, 2007.

					To be well
					capitalized under
			For capital		prompt corrective
(dollars in thousands)	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$825,628	11.85%	$557,216	8.00%	N/A	N/A
National Penn Bank	760,415	11.19%	543,516	8.00%	$679,395	10.00%
Christiana Bank & Trust	20,602	13.07%	12,607	8.00%	15,759	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$741,622	10.65%	$278,608	4.00%	N/A	N/A
National Penn Bank	679,057	10.00%	271,758	4.00%	$407,637	6.00%
Christiana Bank & Trust	18,625	11.82%	6,303	4.00%	9,455	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$741,622	8.50%	$348,932	4.00%	N/A	N/A
National Penn Bank	679,057	7.90%	343,927	4.00%	$429,909	5.00%
Christiana Bank & Trust	18,625	10.20%	7,304	4.00%	9,130	5.00%

As of December 31, 2007
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$482,692	10.81%	$357,272	8.00%	N/A	N/A
National Penn Bank	454,063	10.22%	355,290	8.00%	$444,113	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$426,236	9.54%	$178,636	4.00%	N/A	N/A
National Penn Bank	399,166	8.99%	177,645	4.00%	$266,468	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$426,236	7.76%	$219,628	4.00%	N/A	N/A
National Penn Bank	399,166	7.29%	219,071	4.00%	$273,839	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

19.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)	December 31,
CONDENSED BALANCE SHEETS	2008	2007
Assets
Cash	$9,434	$4,224
Investment in Bank subsidiaries, at equity	1,209,601	671,464
Investment in other subsidiaries, at equity	93,261	43,916
Other assets	-	140
	$1,312,296	$719,744
Liabilities and shareholders' equity
Subordinated debt and other borrowings	$127,980	$152,247
Other liabilities	4,321	3,550
Shareholders' equity	1,179,995	563,947
	$1,312,296	$719,744

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2008	2007	2006
Income
Equity in undistributed net earnings (loss)	$(19,598)	$27,089	$32,425
of subsidiaries	51,280	44,250	39,350
Dividends from subsidiaries	12,282	3,061	246
Interest and other income	43,964	74,400	72,021

Expense
Interest on subordinated debentures	9,555	11,168	10,950
Interest on long-term borrowings	4	1	-
Other operating expenses	3,350	1,285	1,090
	12,909	12,454	12,040

Income before income tax benefit	31,055	61,946	59,981
Income tax benefit	1,216	3,287	4,128
Net Income	$32,271	$65,233	$64,109

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

19.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2008	2007	2006
Cash flows from operating activities
Net income	$32,271	$65,233	$64,109
Equity in undistributed net loss (earnings)
of subsidiaries	19,598	(27,089)	(32,425)
Decrease in other assets	140	5,889	148
(Increase) decrease in other liabilities	3,571	750	(8,190)
Net cash provided by operating activities	55,580	44,783	23,642

Cash flows from investing activities
Payments for investments and advances
to subsidiaries	(139,211)	(36)	(23,063)
Sale or repayment of investments in subsidiaries	209	-	1,884
Net cash used in investing activities	(139,002)	(36)	(21,179)

Cash flows from financing activities
Proceeds from advances from subsidiaries	33,901	252	30,515
Repayment of advances from subsidiaries	(60,968)	(2,783)	-
Proceeds from issuance of common stock	24,306	11,935	11,610
Purchase of treasury stock	(364)	(15,682)	(13,539)
Proceeds from issuance of preferred stock	144,076	-	-
Cash dividends	(50,095)	(32,534)	(31,039)
Other	(2,224)	(1,732)	-
Net cash provided by (used in) financing activities	88,632	(40,544)	(2,453)

Net increase in cash and cash equivalents	5,210	4,203	10

Cash and cash equivalents at beginning of year	4,224	21	11

Cash and cash equivalents at end of year	$9,434	$4,224	$21

20.	SEGMENT INFORMATION

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

20.	SEGMENT INFORMATION - Continued

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Investors Trust Company, National Penn Life Insurance Company, National Penn Leasing Company, National Penn Capital Advisors, Inc., Vantage Investment Advisors, LLC, National Penn Insurance Agency, Inc., Higgins Insurance Associates, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
(dollars in thousands)	Banking	Other	Consolidated

December 31, 2008
Total assets	$9,324,407	$79,024	$9,403,431
Total deposits	6,389,886	-	6,389,886
Net interest income (loss)	257,181	(4,443)	252,738
Total non-interest income	(33,044)	55,802	22,758
Total non-interest expense	174,296	42,235	216,531
Net income	25,754	6,517	32,271

December 31, 2007
Total assets	$5,071,578	$752,843	$5,824,421
Total deposits	3,946,163	-	3,946,163
Net interest income (loss)	162,682	(6,662)	156,020
Total non-interest income	45,330	27,868	73,198
Total non-interest expense	112,355	26,418	138,773
Net income (loss)	69,089	(3,856)	65,233

December 31, 2006
Total assets	$4,722,606	$729,682	$5,452,288
Total deposits	3,825,633	-	3,825,633
Net interest income (loss)	160,119	(6,760)	153,359
Total non-interest income	45,033	21,834	66,867
Total non-interest expense	111,372	21,959	133,331
Net income (loss)	68,714	(4,605)	64,109

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

21.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.  Net income per share of common stock has been restated to retroactively reflect certain stock dividends:

	Three months ended
(dollars in thousands)	Dec. 31	Sept. 30	June 30	March 31
2008
Interest income	$ 115,613	$ 120,717	$ 119,503	$ 110,403
Net interest income	63,098	66,948	66,278	56,414
Provision for loan losses	18,500	6,876	3,711	3,410
Net (losses) gains on sale of investment securities	(12)	276	384	-
Income before income taxes	(61,310)	22,835	36,642	28,301
Net (loss) income	(35,764)	19,228	27,214	21,593
(Loss) earnings per share of common stock-basic	(0.45)	0.24	0.34	0.33
(Loss) earnings per share of common stock-diluted	(0.45)	0.23	0.34	0.33

2007
Interest income	$ 86,502	$ 85,727	$ 82,851	$ 80,393
Net interest income	40,511	39,096	38,487	37,926
Provision for loan losses	3,800	1,420	1,537	1,075
Net gains on sale of investment securities	331	600	564	569
Income before income taxes	20,323	21,825	20,686	19,779
Net income	16,709	16,807	16,234	15,483
Earnings per share of common stock-basic	0.34	0.34	0.33	0.31
Earnings per share of common stock-diluted	0.34	0.34	0.32	0.31

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.  As also discussed in Note 1 to the financial statements, the Company adopted FASB No. 157, Fair Value Measurements, and No. 159, the Fair Value option for financial assets and financial Liabilities-Including an amendment of FASB Statement No. 115, in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Penn Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2009 expressed an adverse opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 2, 2009

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

National Penn’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of National Penn’s assets;
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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within National Penn have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

A material weakness is a deficiency (within the meaning of PCAOB Auditing Standard No. 5), or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable probability that a material misstatement of National Penn’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2008.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on that assessment under such criteria, management concluded that National Penn’s internal control over financial reporting was not effective as of December 31, 2008.

Management’s assessment identified the following control deficiencies that, in combination, constitute a material weakness in National Penn’s internal control over financial reporting, which weakness is further discussed in Item 9A of this Form 10-K:

•
Inadequate segregation of duties consistent with National Penn’s control objectives.  National Penn did not establish and maintain adequate segregation of duties with appropriate complementary or compensating controls, particularly in the area of retail loan accounting.  Although segregation of all conflicting duties may not always be possible and may not be economically feasible, these functions should be performed by separate individuals, to the extent possible, in order to ensure that all transactions are accounted for accurately and in a timely manner and to avoid fraud.

•
Inadequate controls limiting access to National Penn’s computer systems in retail loan accounting and other support areas.  Incorrect access to critical financial applications, when combined with inadequate  segregation of duties, may result in the creation, processing, and review of financial data without independent review and/or authorization.  This was the case in the internal fraud in the retail loan accounting function described in Item 3 of this Report, Legal Proceedings.

Grant Thornton LLP, National Penn’s independent registered public accounting firm, has issued an attestation report on National Penn’s internal control over financial reporting.  That report appears in this Annual Report on Form 10-K immediately following this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Penn Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on National Penn Bancshares, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  There was an inadequate segregation of duties particularly in the area of retail loan accounting. Additionally, there were inadequate controls limiting access to the information technology systems, which, when combined with inadequate segregation of duties, resulted in management concluding that there was a material weakness in internal control over financial reporting.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, National Penn Bancshares, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 2, 2009, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 2, 2009

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.  As of December 31, 2008, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures, for the reasons set forth below, were not effective as of December 31, 2008, in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

Management’s report on internal control over financial reporting as of December 31, 2008, and the related report of the independent registered public accounting firm, Grant Thornton LLP, are included in Item 8 of this Report after theNotes to Consolidated Financial Statements and are incorporated by reference into this Item 9A.

As disclosed in management’s report on internal control, management’s assessment of the effectiveness ofNational Penn’s internal control over financial reporting as of December 31, 2008 identified two control deficiencies that, in combination, constitute a material weakness: (a) inadequate segregation of duties consistent with control objectives, and (b) inadequate controls limiting access to National Penn’s computer systems in retail loan accounting and other support areas.

Management has already begun to implement remedial changes for the identified material weakness in the areas of system access in support or back office operations, segregation of duties, reporting of new loans and statement distribution and transaction verification.  A task force of senior officers is studying further possible changes in the areas of loan verifications, loan maintenance as well as possibly implementing a risk gap analysis process.  Further steps inremediation, together with those already taken, will be reviewed by the Audit Committee of the Board.   The Audit Committee engaged an independent consultant to advise it in this area, and after receipt of his initial report, management is engaging the consultant to assist in the formalization and implementation of the plan of remediation.  Depending on the totality and nature of the changes being made, implementation and subsequent testing for effectiveness may occur throughout the remainder of 2009 and beyond.

As the changes discussed above were begun in first quarter 2009, there were no changes in National Penn’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.  National Penn anticipates that implementation of the plan of remediation for the identified material weakness will materially improve National Penn’s internal control over financial reporting in the future.  National Penn cannot predict the precise timing or effectiveness of any such changes.

There are inherent limitations to the effectiveness of any control system.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on National Penn’s business model.  National Penn intends to continue its ongoing improvement and refinement of its internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

           None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN TABLE

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise pride of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by
security holders	3,886,459 (2)	$16.82 (3)	5,150,197 (4)(5)

Equity compensation plans not approved
by security holders	None	N/A	N/A

Total	3,886,459 (2)	$16.82 (3)	5,150,197 (4)(5)

(1)
The table does not include information on stock options issued by National Penn in substitution for stock options of acquired companies. At December 31, 2008, 2,608,289 common shares are issuable upon exercise of substitute stock options issued in connection with acquisitions, as follows:  0 shares - Elverson National Bank; 1,879 shares - Community Independent Bank, Inc.; 136,644 shares - FirstService Bank; 157,869 shares - HomeTowne Heritage Bank; 11,426 shares - Peoples First, Inc.; 21,680 shares - Nittany Financial Corp.; 547,301  - Christiana Bank & Trust Company; and 1,731,490 shares - KNBT Bancorp, Inc.  The weighted average exercise price of all substitute stock options issued in acquisitions and outstanding at December 31, 2008 was $12.39 per share.  National Penn cannot grant additional stock options under any of these substitute stock option plans.

(2)
Includes 106,722 phantom common stock units credited to various non-employee directors’ accounts under the Directors’ Fee Plan and 21,381 restricted stock units credited to various non-employee directors’ accounts under the Long-Term Incentive Compensation Plan.

(3)	Phantom common stock units and restricted stock units are not taken into account in calculating the weighted-average exercise price.

(4)
Includes 770,719 shares available for future issuance under National Penn’s Employee Stock Purchase Plan.  Subject to limitations on participation by individual employees set forth in the Plan, all shares available for issuance can be issued in the current purchase period (the quarter ending March 31, 2009).

(5)
Includes 605,241 shares available for future issuance under National Penn’s Directors’ Fee Plan.  Under the Directors’ Fee Plan, shares or phantom common stock units may be issued or credited at fair market value in lieu of cash for directors’ fees.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference to the section captioned “Audit Committee Report” of the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries.
   Consolidated Balance Sheets as of December 31, 2007 and 2008.
   Consolidated Statements of Income for fiscal years ended December 31,
                                     2006, 2007 and 2008.
   Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended
                                     December 31, 2006, 2007 and 2008.
   Consolidated Statements of Cash Flows for fiscal years ended December 31, 2006,
                                      2007 and 2008.
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

2.3
Agreement and Plan of Merger, dated September 6, 2007, between National Penn Bancshares, Inc. and KNBT Bancorp, Inc.  (Schedules are omitted pursuant to Regulation S-K, Item 601(b)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated September 7, 2007, as filed on September 7, 2007.)

2.4
Form of Letter Agreement between KNBT Bancorp, Inc. directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report of Form 8-K dated September 7, 2007, as filed on September 7, 2007).

2.5
Form of Letter Agreement between National Penn Bancshares, Inc. directors and certain executive officers and KNBT Bancorp, Inc. (Incorporated by reference to Exhibit 2.3 to National Penn’s Report of Form 8-K dated September 7, 2007, as filed on September 7, 2007.)

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

3.3
Statement with Respect to Shares for the Series B Preferred Stock of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated December 12, 2008, as filed on December 12, 2008.)

3.4	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated February 25, 2009, as filed on February 25, 2009.)
3.5	Bylaws, as amended, of National Penn Bank. (Incorporated by reference to Exhibit 3.2 to National Penn’s Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)
4.1
Form of Trust Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on July 30, 2002.)

4.2
Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., Christiana Bank & Trust Company, as Property Trustee, and Christiana Bank & Trust Company, as Delaware Trustee.  (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

4.3
Form of Subordinated Debenture Indenture between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.4 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

4.4
Form of Preferred Securities Guarantee Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.6 to National Penn’s Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

4.5
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Chase Manhattan Bank USA, National Association.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

4.6
Form of Amended and Restated Declaration of Trust among National Penn Bancshares, Inc., as sponsor, Chase Manhattan Bank USA, National Association, as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators.  (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated February 20, 2004, as filed on February 24, 2004.)

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

4.10
Form of Amended and Restated  Declaration of Trust among National Penn Bancshares, Inc., as sponsor, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators.  (Incorporated by reference to Exhibit 4.2 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.11
Form of Indenture between National Penn Bancshares, Inc. and Wilmington Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.3 to National Penn's Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.12
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference to Exhibit 4.4 to National Penn’s Report on Form 8-K dated March 25, 2004, as filed on March 31, 2004.)

4.13
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Wells Fargo Delaware Trust Company.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.14
Form of Amended and Restated Declaration of Trust among National Penn Bancshares, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, National Association, as Institutional Trustee, and Gary L. Rhoads and Sandra L. Spayd, as Administrators.  (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.15
Form of Indenture between National Penn Bancshares, Inc. and Wells Fargo Bank, as Institutional Trustee.  (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.16
Form of Guarantee Agreement between National Penn Bancshares, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee.  (Incorporated by reference to Exhibit 4.4 to National Penn’s Report on Form 8-K dated April 7, 2004, as filed on April 13, 2004.)

4.17
Form of Declaration of Trust between National Penn Bancshares, Inc., as sponsor, and Christiana Bank & Trust Company. (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated January 25, 2006, as filed on January 25, 2006.)

4.18
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

4.21
Warrant for Purchase of Shares of Common Stock of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated December 12, 2008, and filed on December 12, 2008.)

10.1
National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan.  (Incorporated by reference to Exhibit 4.2 to National Penn’s Registration Statement No. 333-154973 on Form S-3, as filed on November 3, 2008.)

10.2
National Penn Bancshares, Inc. Executive Incentive Plan.* (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 29, 2008, as filed on January 29, 2008.)

10.3
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2009.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed February 27, 2009.)

10.4
National Penn Bancshares, Inc. Amended Officers’ and  Key Employees’ Stock Compensation Plan.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.5
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, as filed on April 29, 2005.)

10.6	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 26, 2006, as filed on April 26, 2006.)
10.7	Amendment No. 1 to National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated July 2, 2007, as filed on July 2, 2007.)
10.8
Amended and Restated National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.9
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.10
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 31, 2008, as filed on October 31, 2008.)

10.11
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.12
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.13
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.14
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.15
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.16
National Penn Bancshares, Inc. FirstService Non–Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.17
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Employee Stock Option Plan.*   (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-111376 on Form S-8, as filed on December 19, 2003.)

10.18
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 2000 Non-Employee Directors Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-111377 on Form S-8, as filed on December 19, 2003.)

10.19
National Penn Bancshares, Inc. HomeTowne Heritage Bank Substitute 1999 Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-111375 on Form S-8, as filed on December 19, 2003.)

10.20
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.21
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.22
National Penn Bancshares, Inc. Christiana Bank & Trust Company Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 99.1 to National Penn’s Registration Statement No. 333-148598 on Form S-8, as filed on January 10, 2008.)

10.23
National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.46 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.24
Consulting Agreement dated as of August 27, 2007, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 28, 2007, as filed on August 28, 2007.)

10.25
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.26
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 26, 2005.)

10.27
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Glenn E Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.28
Amendment to Employment Agreement, dated as of December 10, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Glenn E. Moyer. (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form on Form 8-K dated December 15, 2008 and filed on December 15, 2008.)

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

10.32
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006.)

10.33
Executive Agreement dated September 24, 1997, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.34
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.3 to National Penn’s Quarterly Report on Form 10-Q  for the quarter ended September 30, 1998.)

10.35
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Garry D. Koch.*  (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006.)

10.36
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

10.39
Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.40
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

10.42
Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.50 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.43
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K  dated June 5, 2006, as filed on June 6, 2006.)

10.44
Employment Agreement dated as of September 24, 2002, between National Penn Bank and Donald P. Worthington.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.45
Form of Amendatory Agreement dated March 28, 2008, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 31, 2008, as filed on March 31, 2008.)

10.46
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.47
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Michelle H. Debkowski.*  (Incorporated by reference to Exhibit 10.72 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.48
Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*  (Incorporated by reference to Exhibit 10.79 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.49
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.* (Incorporated by reference to Exhibit 10.75 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.50
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.* (Incorporated by reference to Exhibit 10.76 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.51
Amended and Restated Employment Agreement, dated as of January 28, 2008, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.*  (Incorporated by reference to Exhibit 10.83 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.52
Amended and Restated Employment Agreement, dated as of January 28, 2008, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.*  (Incorporated by reference to Exhibit 10.84 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.53
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Carl F. Kovacs.*  (Incorporated by reference to Exhibit 10.86 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

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

10.55
Summary Sheet – Non-Employee Directors – Cash Directors’ Fees – 2009.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.56
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Michael A. Meeneghan.*  (Incorporated by reference to Exhibit 10.88 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.57
Form of Restricted Stock Agreement for restricted stock grants for 2008 to National Penn Bancshares, Inc. non-employee directors.*  (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.58
Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2008 to National Penn Bancshares, Inc. non-employee directors.*  (Incorporated by reference to Exhibit 10.7 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.59
Form of Restricted Stock Agreement for restricted stock grants for 2008 to National Penn Bank non-employee directors.*  (Incorporated by reference to Exhibit 10.8 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.60
Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2008 to National Penn Bank non-employee directors.*  (Incorporated by reference to Exhibit 10.9 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.61
Form of Restricted Stock Agreement for performance-based restricted stock grants to National Penn employees.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form  8-K dated February 23, 2009, as filed on February 27, 2009.)

10.62
Form of Restricted Stock Agreement for service-based restricted stock grants to National Penn’s employees.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.63
Form of Restricted Stock Unit Agreement for restricted stock unit grants for 2009 to National Penn’s non-employee directors.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.64
Form of Non-Qualified Stock Option Agreement for stock options granted to National Penn employees.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.65
Letter Agreement, dated December 12, 2008, between National Penn Bancshares, Inc. and the United States Department of the Treasury, including the Securities Purchase Agreement-Standard Terms. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 12, 2008, and filed on December 12, 2008.)

10.66
Form of CPP Clawback and Parachute Restriction Agreement between National Penn Bancshares, Inc. and senior executive officers. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 15, 2008, and filed on December 15, 2008.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct, dated November 26, 2008.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

  _______________________
* Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 2, 2009	By	/s/ Glenn E. Moyer
Glenn E. Moyer
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director	March 2, 2009
Thomas A. Beaver

/s/ J. Ralph Borneman Jr.	Director	March 2, 2009
J. Ralph Borneman Jr.

/s/ Robert L. Byers	Director	March 2, 2009
Robert L. Byers

/s/ Jeffrey P. Feather	Director	March 2, 2009
Jeffrey P. Feather

/s/ Donna D. Holton	Director	March 2, 2009
Donna D. Holton

/s/ Thomas L. Kennedy	Director	March 2, 2009
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	March 2, 2009
Patricia L. Langiotti

Director
Christian F. Martin IV

/s/ Molly K. Morrison	Director	March 2, 2009
Molly K. Morrison

/s/ Glenn E. Moyer	Director, President and	March 2, 2009
Glenn E. Moyer	Chief Executive Officer
(Principal Executive Officer)

/s/ Natalye Paquin	Director	March 2, 2009
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	March 2, 2009
R. Chadwick Paul Jr.

/s/ Robert E. Rigg	Director	March 2, 2009
Robert E. Rigg

/s/ C. Robert Roth	Director	March 2, 2009
C. Robert Roth

/s/ Wayne R. Weidner	Director and Chairman	March 2, 2009
Wayne R. Weidner

/s/ Michael R. Reinhard	Group Executive	March 2, 2009
Michael R. Reinhard	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gary L. Rhoads	Executive Vice President and	March 2, 2009
Gary L. Rhoads	Chief Accounting Officer (Principal Accounting Officer)