Form 10-Q
period 2009-03-31
NATIONAL PENN BANCSHARES INC
filed 2009-05-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

000-22537-01 (Commission File Number)

NATIONAL PENN BANCSHARES, INC.
(Exact Name of Registrant as Specified in Charter)

Pennsylvania	23-2215075
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Philadelphia and Reading Avenues, Boyertown, PA 19512 (Address of Principal Executive Offices)

(800) 822-3321
Registrant’s telephone number, including area code

(Former Name or Former Address, if Changed Since Last Report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, no stated par value	83,983,442 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$349,402	$156,884
Interest-bearing deposits with banks	39,622	38,946
Total cash and cash equivalents	389,024	195,830

Investment securities held to maturity
(Fair value $271,423 and $284,608 for 2009 and 2008, respectively)	299,645	326,090
Investment securities available for sale, at fair value	1,614,393	1,593,799
Loans and leases held for sale	17,806	3,605
Loans and leases, less allowance for loan and lease losses of $86,273 and $84,006
for 2009 and 2008, respectively	6,260,973	6,228,263
Premises and equipment, net	116,885	119,924
Premises held for sale	812	3,768
Accrued interest receivable	36,587	37,127
Bank owned life insurance	194,883	193,811
Goodwill	556,031	558,252
Other intangible assets, net	35,557	37,496
Unconsolidated investments under the equity method	12,966	11,874
Other assets	97,480	93,592
TOTAL ASSETS	$9,633,042	$9,403,431

LIABILITIES
Non-interest bearing deposits	$730,814	$793,269
Interest bearing deposits	5,929,420	5,596,617
Total deposits	6,660,234	6,389,886

Securities sold under repurchase agreements and federal funds purchased	645,942	640,905
Short-term borrowings	7,863	10,402
Long-term borrowings	930,879	955,983
Subordinated debentures
($52,556 and $50,659 at fair value for 2009 and 2008, respectively)	129,877	127,980
Accrued interest payable and other liabilities	82,145	98,280
TOTAL LIABILITIES	8,456,940	8,223,436

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, Series A-none issued
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued
and outstanding as of 3/31/09 and 12/31/08	144,297	144,076
Common stock, no stated par value; authorized 100,000,000 shares, issued and
outstanding 2009 - 83,005,701; 2008 - 80,731,751	1,019,548	1,003,110
Retained earnings	65,765	65,194
Accumulated other comprehensive loss	(53,508)	(32,385)
TOTAL SHAREHOLDERS' EQUITY	1,176,102	1,179,995

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,633,042	$9,403,431

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Loans and leases, including fees	$84,968	$88,767
Investment securities
Taxable	11,614	14,494
Tax-exempt	9,347	7,009
Federal funds sold and deposits in banks	22	133
Total interest income	105,951	110,403
INTEREST EXPENSE
Deposits	31,664	36,669
Securities sold under repurchase agreements and federal
funds purchased	3,615	5,245
Short-term borrowings	-	29
Long-term borrowings	12,042	12,046
Total interest expense	47,321	53,989
Net interest income	58,630	56,414
Provision for loan and lease losses	17,525	3,410
Net interest income after provision for loan and lease losses	41,105	53,004
NON-INTEREST INCOME
Wealth management income	6,615	7,608
Service charges on deposit accounts	5,800	5,261
Bank owned life insurance income	1,072	1,580
Other operating income	2,578	2,837
Net losses from fair value changes	(1,898)	(1,012)
Net losses on sale of investment securities	(2,284)	-
IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(26,595)	-
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive income before tax	18,810	-
Net impairment losses on investment securities	(7,785)	-

Mortgage banking income	2,420	591
Insurance commissions and fees	3,957	3,806
Cash management and electronic banking fees	3,648	2,928
Equity in undistributed net earnings of unconsolidated
investments	1,091	612
Total non-interest income	15,214	24,211
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	32,017	29,230
Net premises and equipment	8,598	8,007
Advertising and marketing expenses	1,855	1,433
Other operating expenses	14,223	10,244
Total non-interest expense	56,693	48,914
Income before income taxes	(374)	28,301
Income tax (benefit) expense	(4,173)	6,708
NET INCOME	3,799	21,593
Preferred dividends/accretion of preferred discount	(2,054)	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,745	$21,593

PER SHARE OF COMMON STOCK
Basic earnings	$0.05	$0.33
Basic earnings available to common shareholders	$0.02	$0.33
Diluted earnings	$0.05	$0.33
Diluted earnings available to common shareholders	$0.02	$0.33
Dividends paid in cash	$0.17	$0.17

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2008, as previously reported	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995
Cumulative effect of adoption of FSP FAS 115-2				12,407	(12,407)		-
Balance at December 31, 2008, as revised	80,731,751	1,003,110	144,076	77,601	(44,792)	-	1,179,995
Net income	-	-	-	3,799	-	-	3,799	$3,799
Dividends declared and accrued	-	-	-	(15,635)	-	-	(15,635)
Shares issued under share-based plans, net of excess tax benefits	228,193	105	-	-	-	-	105
Share-based compensation	-	438	-	-	-	-	438
Dividends reinvested	897,486	5,937	-	-	-	-	5,937
Shares issued from optional cash	1,148,271	10,179	-	-	-	-	10,179
Amortization of preferred discount	-	(221)	221	-	-	-	-
Other comprehensive income (loss), net of reclassification adjustment and taxes	-	-	-	-	3,510	-	3,510	3,510
Other comprehensive (loss), related to securities for which other than temporary impairment has been recognized in earnings, net of tax	-	-	-	-	(12,226)	-	(12,226)	(12,226)
Total comprehensive income	-	-	-	-		-	-	$(4,917)
Treasury shares purchased	-	-	-	-		-	-
Balance at March 31, 2009	83,005,701	$1,019,548	$144,297	$65,765	$(53,508)	$-	$1,176,102

	March 31, 2009
	Before Tax	Tax (expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized losses on securities
Unrealized holding (losses) arising during period	$(11,125)	$3,894	$(7,231)
Less: reclassification adjustment of gains/losses realized in net income	(2,284)	799	(1,485)
Other comprehensive loss, net	$(13,409)	$4,693	$(8,716)

5a

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2007	49,068,819	491,011	-	83,091	(4,281)	(8,025)	561,796

Net income	-	-	-	21,593	-	-	21,593	$21,593
Cash dividends declared	-	-	-	(8,825)	-	-	(8,825)
Shares issued under share-based plans, net of excess tax benefits	426,511	1,276	-	-	-	2,685	3,961
Share-based compensation	-	505	-	-	-	-	505
Shares issued for acquisition of:
- Christiana Bank & Trust Company	2,732,813	43,839	-	-	-	-	43,839
- KNBT Bancorp, Inc.	27,205,548	439,112	-	-	-	5,623	444,735
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(21,204)	-	(21,204)	(21,204)
Total comprehensive income	-	-	-	-	-	-	-	$389
Treasury shares purchased	(22,957)	-	-	-	-	(364)	(364)
Balance at March 31, 2008	79,410,734	$975,744	-	$95,859	$(25,485)	$(81)	$1,046,037

	March 31, 2008
	Before Tax	Tax (expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized losses on securities
Unrealized holding (losses) arising during period	$(32,622)	$11,418	$(21,204)
Less: reclassification adjustment of gains realized in net income	-	-	-
Other comprehensive loss, net	$(32,622)	$11,418	$(21,204)

_____________________________________________________________
    The accompanying notes are an integral part of these financial statements.

5b

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,799	$21,593
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	17,525	3,410
Share-based compensation expense	438	505
Depreciation and amortization	4,597	4,621
Deferred income tax benefit	(93)	(498)
(Accretion) amortization of premiums and discounts on
investment securities, net	(584)	667
Investment securities loss (gain), net	2,284	-
Undistributed net earnings of equity-method investments	(1,091)	(612)
Loans originated for resale	(93,289)	(37,337)
Proceeds from sale of loans	80,644	37,817
Gain on sale of loans, net	(1,556)	(480)
Change in fair value of subordinated debt	1,898	1,012
Non cash loss on recognition of impairment of securities	7,785	-
Bank-owned life insurance income	(1,072)	(1,580)
Changes in assets and liabilities:
Decrease in accrued interest receivable	540	1,491
(Decrease) increase in accrued interest payable	1,116	(158)
(Increase) decrease in other assets	1,555	(31,827)
(Decrease) increase in other liabilities	(16,878)	16,047
Net cash provided by operating activities	7,618	14,671

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	-	36,426
Proceeds from maturities of investment securities held to maturity	6,225	3,169
Purchase of investment securities held to maturity	-	-
Proceeds from sales of investment securities available for sale	16,761	10,050
Proceeds from maturities of investment securities available for sale	82,052	110,717
Purchase of investment securities available for sale	(121,990)	(43,176)
Net increase in loans and leases	(50,428)	(159,980)
Purchases of premises and equipment	(254)	(5,510)
Proceeds from the sale of other real estate owned	40	-
Proceeds from sale of bank building	2,550	-
Net cash used in investing activities	(65,044)	(48,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest
bearing demand deposits and savings accounts	42,592	92,842
Net increase in certificates of deposit	227,756	6,486
Net increase in securities sold under
agreements to repurchase and federal funds purchased	5,037	48,165
Net increase (decrease) in short-term borrowings	(2,539)	20,398
Proceeds from long-term borrowings	-	100,000
Repayments of long-term borrowings	(24,647)	(134,754)
Shares issued under share-based plans	124	2,663
Excess tax (loss) benefit on share-based plans	(18)	146
Issuance of shares under dividend reinvestment and optional cash	16,115	1,011
Purchase of Treasury stock	-	(364)
Cash dividends	(13,800)	(8,825)
Net cash provided by financing activities	250,620	127,768
Net increase in cash and cash equivalents	193,194	94,135
Cash and cash equivalents at beginning of year	195,830	111,520
Cash and cash equivalents at end of period	$389,024	$205,655

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles used in the United States (“GAAP”).  However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”)  for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries, including National Penn Bank (“National Penn Bank”) and Christiana Bank & Trust Company (“Christiana”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.

Christiana’s results are included in the Company’s financial results from the date of acquisition, January 4, 2008. The Company acquired KNBT Bancorp, Inc. (“KNBT”) on February 1, 2008.  KNBT’s results are included in the Company’s financial results from the date of acquisition.

2.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	March 31, 2009
(dollars in thousand)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Government agency securities	$3,584	$209	$-	$3,793
State and municipal bonds	650,159	6,787	(26,435)	630,511
Mortgage-backed securities	886,217	18,496	(6,036)	898,677
Marketable equity and other securities	87,103	441	(6,132)	81,412
Total	$1,627,063	$25,933	$(38,603)	$1,614,393

Held to Maturity
U.S. Treasury securities	$357	$13	$-	$370
State and municipal bonds	185,816	1,109	(8,346)	178,579
Mortgage-backed securities	68,009	1,421	(136)	69,294
Trust Preferred Pools/Collateralized Debt Obligations	45,463	1,773	(24,056)	23,180
Total	$299,645	$4,316	$(32,538)	$271,423

	December 31, 2008
(dollars in thousand)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,999	$-	$(2)	$19,997
U.S. Government agency securities	20,785	294	-	21,079
State and municipal bonds	656,417	7,412	(21,168)	642,661
Mortgage-backed securities	821,462	14,150	(10,059)	825,553
Trust Preferred Pools/Collateralized Debt Obligations	-	-	-	-
Marketable equity and other securities	87,090	1,933	(4,514)	84,509
Total	$1,605,753	$23,789	$(35,743)	$1,593,799

Held to Maturity
U.S. Treasury securities	$359	$15	$-	$374
State and municipal bonds	185,774	1,558	(5,652)	181,680
Mortgage-backed securities	74,066	1,565	(128)	75,503
Trust Preferred Pools/Collateralized Debt Obligations	65,891	3,559	(42,399)	27,051
Total	$326,090	$6,697	$(48,179)	$284,608

In 2009 and 2008, all sales of investments – including bonds with unrealized gains or unrealized losses – are characterized as portfolio management to accomplish the following:  rotate out of a sector, sell lower-yield bonds and re-deploy the proceeds into higher yielding bonds to take advantage of changing rates at the time of the sale; improve portfolio yield; or to realize the tax benefit.  The net effect of the gain or loss on these sales was generally neutral.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	855	$434,662	$(24,466)	$75,450	$(9,496)	$510,112	$(33,962)
State and municipal bonds (taxable)	11	11,159	(691)	373	(128)	11,532	(819)
Mortgage-backed securities/						-	-
Collateralized Mortgage Obligations	104	21,661	(432)	106,325	(5,740)	127,986	(6,172)
Trust Preferred Pools/Collateralized						-	-
Debt Obligations	9	-	-	4,653	(24,056)	4,653	(24,056)
Total debt securities	979	467,482	(25,589)	186,801	(39,420)	654,283	(65,009)
Marketable equity securities	31	7,239	(1,631)	4,264	(4,501)	11,503	(6,132)
Total	1,010	$474,721	$(27,220)	$191,065	$(43,921)	$665,786	$(71,141)

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	3	$19,997	$(2)	$-	$-	$19,997	$(2)
State and municipal bonds	687	385,739	(20,229)	40,251	(5,617)	425,990	(25,846)
State and municipal bonds (taxable)	12	13,888	(974)	-	-	13,888	(974)
Mortgage-backed securities/						-	-
Collateralized Mortgage Obligations	140	206,437	(10,141)	2,628	(46)	209,065	(10,187)
Trust Preferred Pools/Collateralized						-	-
Debt Obligations	22	10,627	(14,028)	11,211	(28,371)	21,838	(42,399)
Total debt securities	864	636,688	(45,374)	54,090	(34,034)	690,778	(79,408)
Marketable equity securities	26	6,005	(1,035)	4,899	(3,479)	10,904	(4,514)
Total	890	$642,693	$(46,409)	$58,989	$(37,513)	$701,682	$(83,922)

    The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly.  OTTI losses on individual investment securities were recognized during the first quarter 2009 according to FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009.  This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI).  The credit-related OTTI recognized in earnings during the first quarter 2009 related to securities newly deemed other than temporarily impaired.  In addition, the new guidance requires the reclassification of the noncredit-related portion of OTTI losses previously recognized in prior quarters from retained earnings to OCI.  The credit-related OTTI recognized during the first quarter 2009 was $7.8 million and was solely related to held to maturity securities newly deemed other than temporarily impaired with a book value of $29.8 million.  Noncredit-related OTTI on these securities, which are not expected to be sold, was $18.8 million and was recognized in OCI during the first quarter 2009.  In addition, $19.1 million was reclassified from retained earnings to OCI for the noncredit-related portion of OTTI losses previously recognized in prior quarters.

The table below indicates the OCI rollforward as of March 31, 2009:

(dollars in thousands)	Non credit-related
OTTI
Beginning Balance	$19,087
Additions	18,810
Reductions	-
Ending Balance	$37,897

The Company utilizes a third party valuation service for securities deemed other than temporarily impaired because these securities have insufficient observable market data available to directly determine prices.  The Company reviews the methodologies employed by the third party.  This includes a review of all relevant data inputs and the appropriateness of key model assumptions.  These assumptions included, but were not limited to:

•	Detailed credit and structural evaluation for each piece of collateral in the Collateralized Debt Obligations (“CDO”)
•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities)
•
Terms of the CDO structure as established in the indenture:
1. the cash flow waterfall (for both principal and interest)
2. overcollateralization and interest coverage tests
3. events of default/liquidation
4. mandatory auction call
5. optional redemption
6. hedge agreement

•	Discounted cash flow modeling
In its assessment of the credit-related OTTI recognized in earnings during the first quarter 2009 related to securities newly deemed other than temporarily impaired, the Company considered:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis
•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	Failure of the issuer to make scheduled interest or principal payments
•	Amount of principal expected to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

Of these factors, the Company considered the failure of the issuer to make scheduled interest or principal payments and the amount of principal expected to be recovered by stated maturity as most relevant to the bifurcation of OTTI between the credit-related portion and the noncredit-related portion.

Specifically, for the five bonds newly deemed OTTI:

•
While three bonds are expected to receive 100% of their contractual cash flow by the stated maturity,  the Company also considered that issuers of these bonds failed to make scheduled interest payments in the first quarter 2009, as well as the percentage of collateral in default or deferral.  Considering these factors, the Company applied judgment and established that for bonds expected to receive 100% of their contractual cash flow by the stated maturity, it was reasonable to recognize a credit loss amounting to 10% to 20% of the amortized cost to allow for risk in the cash flows and to attribute the remaining OTTI to the noncredit portion.

•
Two bonds are not expected to receive 100% of their contractual cash flow by the stated maturity.  For both of these bonds, the issuer failed to make scheduled interest payments in the first quarter 2009 and the percentage of collateral in default or deferral was higher than the three bonds above.  Based on the results of cash flow modeling, one of these bonds is projected to receive 8.7% of total principal by stated maturity.  Based on all the relevant information, the Company applied judgment and attributed 100% of the OTTI to credit.  The other bond is projected to receive 46% of principal by stated maturity.  Based on all relevant information for this bond, the Company applied judgment and attributed 37.7% of the OTTI to credit and the remainder to the noncredit portion.

The new guidance from the FASB also requires a retrospective application to OTTI previously recorded in prior periods.  Prior period OTTI attributed to noncredit factors must be reclassified from retained earnings to OCI.  In making this determination, the Company considered the factors used in prior periods to deem a security as other than temporarily impaired, which includes the factors listed above.  Given the economic backdrop at the time as well as all relevant factors, the Company applied judgment at the CUSIP level.  Based on this judgment, the credit portion of prior period OTTI ranged from 50% to 100% at the CUSIP level.  Using this methodology, on an overall basis, the credit portion of prior period OTTI was 76% and the noncredit portion was 24%.  Consequently, $19.1 million before tax was reclassified from retained earnings to OCI for the noncredit portion of prior period OTTI.

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired and restructured loans was $60.5 million on March 31, 2009.  The total balance of impaired loans with a specific valuation allowance at March 31, 2009 was $13.7 million.  The specific valuation allowance allocated to these impaired loans was $3.4 million.  The total balance of impaired loans without a specific valuation allowance was $46.8 million.

The balance of impaired and restructured loans was $32.6 million at December 31, 2008.  The total balance of impaired loans with a valuation allowance at December 31, 2008 was $11.4 million.  The specific valuation allowance allocated to these impaired loans was $5.1 million.  The total balance of impaired loans without a specific valuation allowance at   December 31, 2008 was $21.2 million.

The Company recognizes income on impaired loans on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

4.  SHAREHOLDERS’ EQUITY

On April 21, 2009, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on May 15, 2009 to shareholders of record on May 1, 2009.

On April 21, 2009, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock from 100 million to 250 million.

On April 21, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $1,875,000.00 (being 5% times $150,000,000 times 25% or $12.50 per share) on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, being sole shareholder of record as of May 1, 2009, with such dividend payable on May 15, 2009.

On January 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable on February 17, 2009 to shareholders of record on February 7, 2009.

In 2009, the Company approved enhancements to the Company's Dividend Reinvestment and Stock Purchase Plan which extended the 10% discount on reinvested dividends and new shares purchased under the plan until the earlier of the date on which a total of $75.0 million in voluntary cash contributions are received or December 31, 2009. Optional cash contributions may, as of April 21, 2009, be made in amounts up to $250,000 per month, an increase from the prior monthly limitation of $50,000.

During 2008, the Company completed the sale of its senior preferred stock totaling $150.0 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program.  In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share.

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  No shares have been repurchased since second quarter 2008 because the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimus stock repurchases.  These actions were taken in light of the current economic environment and have helped to preserve the Company’s capital ratios.  Under the terms of the TARP Capital Purchase Program, repurchases of shares of its common stock by the Company is restricted.

5.  EARNINGS PER SHARE
The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months EndedMarch 31,
	2009			2008
	Net	Average		Net	Average
(dollars in thousands,	Income	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income	$3,799	81,498	$0.05	$21,593	65,191	$0.33
Effect of dilutive securities:
Options	-	393	-	-	709	-

Diluted earnings per share
Net income available to
common shareholders
plus assumed conversions	3,799	81,891	0.05	21,593	65,900	0.33

Preferred stock dividends
and accretion of discount	(2,054)			-

Net income available to
common shareholders	$1,745	81,891	$0.02	$21,593	65,900	$0.33

Certain stock options and restricted shares were not included in the computation of diluted earnings per share because the option exercise prices and restricted stock grant prices were greater than the average market price.  For the three months ended March 31, 2009, excluded stock options totaled 4,495,286 with exercise prices ranging from $9.80 to $21.49 per share, and excluded restricted shares totaled 31,876 shares with an average grant price of $16.60.  For the three months ended March 31, 2008, excluded stock options totaled 1,435,101 with exercise prices ranging from $17.67 to $21.49 per share, and excluded restricted shares totaled 34,081 shares with a grant price of $17.79 per share.

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

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by National Penn Bank and Christiana.  For example, commercial lending is dependent upon the ability of National Penn Bank and Christiana to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	March 31, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated

Total assets	$9,554,619	$78,423	$9,633,042
Total deposits	6,660,234	-	6,660,234
Net interest income (loss)	60,605	(1,975)	58,630
Total non-interest income	7,041	8,173	15,214
Total non-interest expense	48,377	8,316	56,693
Net income (loss)	5,330	(1,531)	3,799

	As of and for the Three Months Ended
	March 31, 2008
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,054,348	$53,766	$9,108,114
Total deposits	6,103,567	-	6,103,567
Net interest income (loss)	57,730	(1,316)	56,414
Total non-interest income	13,409	10,802	24,211
Total non-interest expense	39,310	9,604	48,914
Net income (loss)	21,750	(157)	21,593

7.    SHARE-BASED COMPENSATION

At March 31, 2009, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of March 31, 2009, 3.2 million of these shares remain available for issuance.  The Company has 326,409 awards expiring during the next twelve months ending March 31, 2010.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $438,000 and $505,000, and a related income tax benefit of $153,000 and $177,000 were recognized for the three months ended March 31, 2009 and 2008, respectively.  Total cash received during the three months ended March 31, 2009 for activity under the Plans was $124,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the three months ended March 31, 2009 and 2008 was $146,000 and $2.5 million, respectively.  The tax benefit recognized for option exercises during the three months ended March 31, 2009 and 2008 totaled $35,000 and $795,000, respectively.

As of March 31, 2009, there was $1.3 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.

8.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries as of March 31, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the three months ended March 31, 2009 and 2008 included the following components:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008

Service cost	$720	$418
Interest cost	509	456
Expected return on plan assets	(566)	(689)
Amortization of prior service cost	(129)	(129)
Amortization of unrecognized net actual loss	341	56
Net periodic benefit cost	$875	$112

The expected contribution to the pension plan for plan year 2009 is approximately $2.5 million.

Employees from the KNBT merger participated in multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition. These plans were terminated in the first quarter 2009 with no impact to current earnings.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Other-Than-Temporary Impairment

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This statement amends the other-than-temporary impairments guidance in US GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  The FSP becomes effective for interim and annual reporting periods ending after June 15, 2009, but early adoption is permitted.  [The Company elected to early adopt this FSP and the results have been applied in the financial statements and disclosures included herein including a retrospective adjustment to equity.]

In January, 2009, the FASB issued FASB Staff Position No. EITF 99-20, Amendments to Impairment Guidance of EITF Issue No. 99-20, entitled Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets.  The intention was to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  For debt securities that are beneficial interests in securitized financial assets within the scope of Issue 99-20, an impairment is considered other than temporary if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows. The statement requires the use of market participant assumptions rather than reasonable management judgment of the probability of collecting all cash flows previously projected.  In a dislocated market, this can automatically result in an other-than-temporary impairment when the fair value is less than the cost basis. The FSP was effective for interim and annual reporting periods ending after December 15, 2008 and was applied in the financial statements and disclosures beginning December 31, 2008.  The impact to the March 31,2009 financial statements was immaterial.

Determining Fair Value

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining The Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased  and Identifying Transactions that are Not Orderly. This statement provides additional guidance to SFAS No. 157, Fair Value Measurements, for estimating the fair value of financial assets when under those circumstances. The FSP becomes effective for interim and annual reporting periods ending after June 15, 2009, but early adoption is permitted.  The Company elected to early adopt this FSP and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining The Fair Value of a Financial Asset When the Market for That Asset is Not Active.   This statement addressed concerns that SFAS No. 157, Fair Value Measurements, provided insufficient guidance on how to determine the fair value of financial assets when the market for that asset is not active, by clarifying the application of SFAS 157 and providing an example to illustrate key considerations in determining the fair value of an asset in these circumstances. The FSP was effective upon issuance with any resulting revisions in the valuation technique accounted for as a change in accounting estimate.  Its adoption was not material to the consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which amends SFAS No. 133.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008.  The Company’s adoption of SFAS No. 161 did not have a significant impact on its consolidated financial statements.

Split-Dollar Life Insurance Arrangements

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (APB) No 12, “Omnibus Opinion – 1967.”  Furthermore, the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of EITF 06-4 were applied through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, 2008.  As a result of the adoption of EITF 06-4, the Company recognized a liability for future benefits amounting to $2.1 million with an offsetting adjustment to retained earnings.  Accrual of benefits, over the service period, has been recognized as an expense in the subsequent periods.

10. LITIGATION

On December 5, 2008, National Penn Bank filed suit in the Berks County, Pa. Common Pleas Court against a former National Penn Bank employee and eight of the employee’s relatives to recover approximately $4.5 million in funds that National Penn alleges were wrongfully taken.  After a thorough investigation, National Penn determined that approximately $4.5 million of bank funds were stolen through a fraud scheme allegedly perpetrated by a supervisor in the loan accounting area, who allegedly manipulated accounts to avoid detection by ongoing internal bank audits and controls.  National Penn’s financial results for the fourth quarter of 2008 included a special charge of $4.5 million for losses attributable to this fraud scheme.  National Penn is reviewing, and strengthening where necessary, its internal control and audit procedures (for further information, see Part I, Item 4 of this Report).  To date, National Penn’s counsel has succeeded in indefinitely freezing or otherwise attaching demand deposit and retirement accounts, one safety deposit box, two vehicles and five properties.  The Company filed its claim covering the full amount of the loss including costs with its insurance carrier in April 2009.  National Penn is cooperating with law enforcement authorities in their investigation.

Various other actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $554.7 million at March 31, 2009.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

             In October 2008, the Company entered into interest rate swap contracts to modify the interest rate characteristics of designated subordinated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes.  The Company hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three years for hedges converting $75.0 million of floating-rate subordinated debt to fixed.  The fair value of these derivatives, totaling a $3.3 million liability at March 31, 2009, is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives.  Ineffectiveness of these swaps, if any, is recognized immediately in earnings.  The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings for 2009.

Swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at March 31, 2009 and December 31, 2008 for the commercial loan swaps was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At March 31, 2009, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	As of March 31, 2009					As of December 31, 2008
		Estimated	Weighted-Average				Estimated
	Notional	Fair	Years to	Receive	Pay	Notional	Fair
(dollars in thousands)	Amount	Value	Maturity	Rate	Rate	Amount	Value

Interest rate swap agreements:
Pay fixed/receive variable swaps	$352,365	$(31,982)	5.00	2.0%	5.5%	$332,600	$(33,362)
Pay variable/receive fixed	277,365	28,642	6.00	6.2%	2.3%	257,601	30,124
Total swaps	$629,730	$(3,340)	5.40	3.8%	4.1%	$590,201	$(3,238)

12.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liability with a cost basis of $65.2 million.  The fair value as of March 31, 2009 was $52.6 million.  Other operating income includes a loss of $1.9 million and $1.0 million for the change in fair value of the subordinated debt for the periods ended March 31, 2009 and 2008, respectively.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk.  Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio.  In addition, it provides more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million. The subordinated debt is measured based on an unadjusted quoted price in an active market on the final day of each month.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
(dollars in thousands)
March 31, 2009
Assets
Investment securities, available for sale	$5,239	$1,535,812	$73,342	$1,614,393
Interest rate locks	-	1,012	-	1,012
Interest rate swap agreements	-	28,642	-	28,642

Liabilities
Subordinated debt	$52,556	$-	$-	$52,556
Interest rate swap agreements	-	31,982	-	31,982

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
December 31, 2008
Assets
Investment securities, available for sale	$27,397	$1,492,702	$73,700	$1,593,799
Interest rate locks	-	369	-	369
Interest rate swap agreements	-	30,124	-	30,124

Liabilities
Subordinated debt	$50,659	$-	$-	$50,659
Interest rate swap agreements	-	33,362	-	33,362

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	March 31, 2009	December 31, 2008
	Investment	Investment
	Securities	Securities
(dollars in thousands)	Available for Sale	Available for Sale
Assets
Beginning Balance	$73,700	$194,047
Total gains/(losses) - (realized/unrealized):
Included in other comprehensive income/(loss)	(358)	(29,027)
Purchases, issuances, and settlements	-	3,147
Transfer into Level 3 from KNBT and Christiana	-	44,813
Transfer out to held to maturity	-	(139,280)
Ending balance	$73,342	$73,700

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
March 31, 2009	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Loans and leases held for sale	$17,806	$-	$-	$17,806
Impaired loans, net	-	-	57,088	57,088

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
December 31,2008	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Loans and leases held for sale	$3,605	$-	$-	$3,605
Impaired loans, net	-	-	27,510	27,510

Impaired and restructured loans totaled $60.5 million with a specific reserve of $3.4 million at March 31, 2009, compared to $32.6 million with a specific reserve of $5.1 million at December 31, 2008. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

In addition to financial instruments recorded at fair value in the Company’s financial statements, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No.107.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required under SFAS No. 157 and explained above. Fair values have been estimated using data that management considered the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument.

             The estimation methodologies, resulting fair values and recorded carrying amounts at March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$389,024	$389,024	$195,830	$195,830
Investment securities available for sale	1,614,393	1,614,393	1,593,799	1,593,799
Investment securities held to maturity	299,645	271,423	326,090	284,608

The fair value of cash and cash equivalents equals historical book value.  The fair value of investment securities is described and presented above under SFAS No. 157 guidelines.

For March 31, 2009 and December 31, 2008, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans.

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Net loans (excluding loans held for sale)	$ 6,260,973	$ 6,166,744	$ 6,228,263	$ 6,212,367

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

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)
Deposits with stated maturities	$2,860,002	$2,869,486	$2,636,713	$2,675,644
Repurchase agreements, federal funds
purchased and short-term borrowings	653,805	653,805	651,307	651,307
Long-term borrowings	930,789	1,026,669	955,983	1,022,885
Subordinated debt	129,877	129,877	127,980	127,980

The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $3.3 million loss at March 31, 2009 and a $3.2 million loss at December 31, 2008.

13.  STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:
	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Interest	$46,205	$68,544
Taxes	-	17,622

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2009	2008
Transfers of loans to other real estate	$281	$191
Other than temporary impairment investments	26,595	-
Dividends accrued not paid on preferred stock	1,834	-
Non-cash share based compensation plan transactions	-	1,152

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Details of acquisition:
Fair value of assets acquired	$-	$3,160,123
Fair value of liabilities assumed	-	(2,664,059)
Stock issued for acquisitions	-	(484,574)
Cash paid for acquisitions	-	11,490
Cash and cash equivalents acquired with acquisitions	-	47,916
Cash equivalents received in excess of cash
paid for businesses acquired	$-	$36,426

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the quarter ended March 31, 2009, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan and lease losses;
•	goodwill impairment;
•	deferred tax assets, liabilities, and uncertain tax positions;
•	fair value measurements, including assessment of other-than-temporary impairment; and
•	Business combinations.

       There have been no material changes in the Company’s critical accounting policies, judgments and estimates including assumptions or estimation techniques utilized other than those described in Note 2 as compared to the Company's most recent Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS

Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiaries, National Penn Bank and Christiana, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.

The Company’s business is primarily accepting deposits from customers through its 127 community offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers wealth management and trust services as well as various insurance products.

The Company’s strategic plan provides for it to operate within growth markets while performing at a profitability level which exceeds peer averages.  Specifically, management is focused on diversification of revenue sources and increased market penetration in growing geographic areas through balanced acquisition and organic growth.

At March 31, 2009, National Penn was one of the largest banking companies headquartered in eastern Pennsylvania. At March 31, 2009, it operated 119 community banking offices throughout thirteen counties in eastern Pennsylvania, 5 community offices in Centre County, Pennsylvania, 1 community office in Cecil County, Maryland, and 2 community offices in Delaware.

       The Company’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan and lease losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans and leases; (3) non-interest income, which is made up primarily of banking fees, wealth management income, insurance income, fair value measurements and gains and losses from sales of securities or other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

Overview

For the three months ended March 31, 2009, the Company recorded net income available to common shareholders totaling $1.8 million, ($3.8 million before preferred dividend and accretion of warrants), a $19.8 million or 91.7% decrease as compared with $21.6 million over the same 2008 period. Diluted earnings per share was $0.02 for the three month period ending March 31, 2009, a $0.31 or 93.9% decrease over the same period in 2008.  Core diluted earnings per share were $0.10 for the three month period ended March 31, 2009, compared to $0.34 for the same period in 2008, a 29.4% decrease.

For the three month period ended March 31, 2009, the annualized return on average shareholders’ equity and annualized return on average assets were 1.31% and 0.16%, compared to 10.54% and 1.10% for the comparable period in 2008. The return on average tangible equity was 2.64% as of March 31, 2009 and 21.84% as of March 31, 2008.

 This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  National Penn’s management uses these non-GAAP measures in its analysis of National Penn’s performance.  One such measure, annualized return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity.  Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution.  The other such measure, core net income (or core earnings), excludes the effects of non-cash, after-tax unrealized gains and losses.  Management believes the presentation of these financial measures, excluding the impact of the specified items,  provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.  In the case of annualized return on average tangible equity, it provides a method to assess management’s success in utilizing the company’s tangible capital.  In the case of core net income (or core earnings), it provides a method to assess earnings performance excluding one-time items.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP core earnings performance measure to the GAAP performance measure of net income and diluted earnings per share.

	Three Months Ended
(dollars in thousands)	March 31, 2009	March 31,2008
Net Income	$1,745	$21,593
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	1,234	658
After tax other than temporary impairment charge
on investments	5,060	-
Core net income	$8,039	$22,251

Diluted earnings per share	$0.02	$0.33
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	0.02	0.01
After tax other than temporary impairment charge
on investments	0.06	-
Core diluted earnings per share	$0.10	$0.34

The following table reconciles the non-GAAP performance measure, return on average tangible equity, to the GAAP performance measure, return on average shareholders’ equity:

	Three Months Ended March 31,
(dollars in thousands, percentages annualized)	2009	2008
Return on average shareholders' equity	1.31%	10.54%
Effect of goodwill and intagibles	1.33%	11.30%
Return on average tangible equity	2.64%	21.84%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$1,176,494	$823,757
Average goodwill and intangibles	(592,816)	(426,039)
Average tangible equity	$583,678	$397,718
Average common equity	1,031,883	823,757 *
Average tangible common equity	439,067	397,718
* No preferred stock was issued as of March 2008

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of March 31, 2009 and December 31, 2008

Assets

The Company’s total assets were $9.63 billion at March 31, 2009, an increase of $229.6 million or 2.4% from the $9.40 billion at December 31, 2008. The increase was primarily the result of total cash and cash equivalents increasing $193.2 million or 98.7% to $389.0 million, as compared to $195.8 million total at December 31, 2008.  In addition, the Company’s gross loans and leases, including loans held for sale increased $49.2 million or 0.8% to $6.36 billion, as compared with $6.32 billion at December 31, 2008.

The primary reason for the increase in total cash and due from banks was a result of significant customer deposit growth as a result of which, the Company achieved higher than expected liquidity. The growth in the Company’s loan portfolio was primarily the result of increases in the Company’s commercial lending and personal loan portfolios.  The growth in the Company’s loan portfolio was primarily the result of increases in commercial real estate, home equity and consumer loan portfolios.  These categories increased $22.3 million, $8.3 million and $6.8 million, respectively, at March 31, 2009 over December 31, 2008. The growth in 2009 was a result of our continued commitment to funding the credit needs of our community, even as other financial service institutions in our footprint reduced lending.

 As of March 31, 2009, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities were $974.5 million or 15.3% of total loans, substantially collateralized by residential real estate.
•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.04 billion or 16.4% of total loans. The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.

•	Commercial loans were $4.35 billion or 68.3% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

Investment securities (including both available-for-sale and held-to-maturity) totaled $1.91 billion at March 31, 2009, a slight decrease of $5.8 million or 0.3%. The Company intends to maintain a level of investment securities that is sufficient to maintain its pledging and collateralized borrowing requirements.

The Company early adopted FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (“OCI”). Refer to Note 2, Investment Securities for a further discussion of securities impairment.

Also under the new guidance, the Company reclassified the noncredit-related portion of OTTI losses previously recognized in earnings during 2008. The $12.4 million after-tax amount was reflected as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI. This reclassification had a positive impact on regulatory capital and no impact on tangible common equity.

Allowance for Loan and Lease Losses and Non-Performing Assets

             Management conducts a quarterly analysis of the loan portfolio which includes any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and results in the adjustment of the allowance for loan and lease losses (“ALLL”).  The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.  During the first quarter 2009 analysis of the ALLL, a variety of factors were considered, some of which included:

•	General economic conditions;
•	Trends in charge-offs for each loan type;
•	The level of delinquent and nonperforming assets, including loans over 90 days delinquent and impaired loans;
•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade; and
•	Levels of criticized loans.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	3/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005

Specific reserves	$3,400	$5,086	$613	$1,307	$1,716
Allocated reserves	81,558	72,368	54,162	56,787	52,189
Unallocated reserves	1,315	6,552	122	212	2,159
	$86,273	$84,006	$54,897	$58,306	$56,064

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	3/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005

Nonperforming loans	$63,144	$35,586	$15,285	$8,648	$12,144
Nonperforming loans to total loans	0.99%	0.56%	0.39%	0.24%	0.40%
Delinquent loans	$28,542	$20,782	$7,041	$8,196	$3,399
Delinquent loans to total loans	0.45%	0.33%	0.18%	0.23%	0.11%
Classified loans	$263,332	$196,349	$68,970	$66,390	$74,756
Classified loans to total loans	4.14%	3.11%	1.78%	1.83%	2.45%
Tier 1 capital and ALLL	$850,699	$825,628	$454,063	$423,390	$374,478
Classified loans to tier 1capital and ALLL	30.95%	23.78%	15.19%	15.68%	19.96%
Total gross loans	$6,365,053	$6,315,874	$3,875,253	$3,631,937	$3,049,808

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

Allocated Reserves

               The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to a ten-point quality matrix.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.  The allocated reserves are determined using a baseline factor that is an average of the rolling twelve month net charge-off ratios over the past five years multiplied by the average life and loan balance of each pool of loans.   Adjustments may be made to baseline factors for some or all pools based on the assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data.  These may include elements such as changes in credit underwriting, concentration risk and/or other recent observable asset quality trends, as well as an assessment of current economic conditions.  The Company evaluates the ALLL methodology for appropriate enhancements.  During the third quarter of 2008, the Company made adjustments to its methodology which added quantitative factors to the measurements of these internal and external influences, and which resulted in a redistribution of the allocated and unallocated reserves.   It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the previous table detailing the components of the ALLL.

                The Company’s net charge-offs were $15.3 million for the three months ended March 31, 2009 compared to the $2.6 million net charge-offs during the same three month period in 2008.  The increase is the result of increased charge-offs in the Commercial, Financial and Agricultural category along with an increased level of charge-offs in the Real Estate Construction and Consumer Private Banking product lines.  This increase in charge-offs in these sectors is a direct result of the economic downturn in both the national and regional economy.  When annualized, the three months of 2009 and 2008 had net charge-off rates expressed as a percentage of total loans of 0.96% and 0.17% respectively.

                As referenced in the asset quality table, the levels of delinquency and nonperforming loans have trended upward for the periods presented.  These are primary factors in the determination of the ALLL as described previously.  At March 31, 2009, nonperforming assets totaled $65.0 million as compared with $37.1 million and $15.3 million at December 31, 2008 and 2007, respectively.  When compared to total loans, nonperforming loans have risen from 0.39% at December 31, 2007 to 0.99% at March 31, 2009.  Increases within the Commercial, Financial and Agricultural category and Real Estate Construction areas were the product categories primarily responsible for the increases.

                Delinquent loans ranged between 0.11% and 0.45% of total loans during the periods from December 2005 through March 31, 2009.  These loans are considered performing and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.  Delinquent loans at March 31, 2009 were $28.5 million, compared to $20.8 million at December 31, 2008 and $19.5 million at September 30, 2008. Delinquent loans equaled 0.45%, 0.33% and 0.31%, of total loans as of the aforementioned dates, respectively.  Delinquent loan balances were $7.0 million or 0.18% at December 31, 2007.

                Classified loan balances have a direct impact on the ALLL.  As of March 31, 2009, classified loans relative to total loans amounted to 4.14%, as compared with 3.11% at December 31, 2008, 2.69% at September 30, 2008, with 1.80% at June 30, 2008, 1.74% at March 31, 2008 and 1.78% at December 31, 2007.  The increase in the first quarter, 2009 resulted in recognition of the increased risk associated with real estate development projects and evidence that borrowers have experienced the effects of an economic slow down.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  This ratio at year end 2008 was 23.78% as compared to 30.95% at March 31, 2009.

Unallocated Reserve

                 The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  The decrease in the unallocated portion of the reserve was due to allocations for higher historical losses and a higher percentage allocated to qualitative factors for internal and external influences.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolios.

               The Company considers overall adequacy subsequent to acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.

Allowance Adequacy

                Based on the Company’s quarterly analysis of the allowance for loan and lease losses, the Company made a provision for the first quarter 2009 of $17.5 million.  This represents a decrease of $1.0 million as compared to the provision for the quarter ended December 31, 2008.  Company management believes that the allowance for loan and lease losses of $86.3 million, or 1.36% of total loans and leases at March 31, 2009, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

                The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

(dollars in thousands)	March 31,	December 31,
	2009	2008
Restructured loans	$614	$623
Nonaccrual loans and leases	59,871	31,972
Loans past due 90 or more days as to interest or principal	2,659	2,991
Total non-performing loans	63,144	35,586
Other real estate owned	1,862	1,552
Total non-performing assets	$65,006	$37,138

Total loans and leases, including loans held for sale	$6,365,053	$6,315,874

Average total loans and leases	$6,366,859	$5,936,805

Allowance for loan and lease losses	$86,273	$84,006

Allowance for loan and lease losses to:
Non-performing assets	132.72%	226.20%
Total loans and leases	1.36%	1.33%
Average total loans and leases	1.36%	1.42%

An analysis of loan and lease charge-offs for the three months ended March 31, 2009 compared to 2008 is as follows:

	For Three Months Ended
(dollars in thousands)	March 31,
	2009	2008
Net charge-offs	$15,258	$2,561

Net charge-offs (annualized) to:
Total loans and leases	0.96%	0.17%
Average total loans and leases	0.96%	0.19%
Allowance for loan and lease losses	70.70%	12.55%

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

Liabilities

Liabilities totaled $8.46 billion at March 31, 2009 an increase of $233.5 million or 2.8% compared to liabilities of $8.22 billon at December 31, 2008. Aggregate deposits, the primary source of the Company’s funds, increased $270.3 million or 4.2% to $6.66 billion at March 31, 2009 as compared with $6.39 billion at December 31, 2008. The increase in interest earning deposits is a reflection of both the Company’s attractive deposit products and the economic environment, causing consumers to be conservative in their approach to investing and to seek safety. The Company’s deposit growth of $270.3 million in the first quarter of 2009 has outpaced its loan growth, leaving it with an increase in cash of $192.5 million compared to December 31, 2008. These funds are temporarily invested in short-term low yield vehicles, thereby reducing the Company’s net interest margin in first quarter 2009. As loan yields have remained steady, the Company expects to see the net interest margin improve in the latter part of 2009 as these funds are utilized for loans and further debt reduction.

In addition to deposits, earning assets are funded to an extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations and subordinated debt. In the aggregate, these funds totaled $1.71 billion at March 31, 2009, a decrease of $20.8 million or 1.2% over $1.74 billion at December 31, 2008.  Short-term borrowings decreased $2.5 million or 24.4% to $7.9 million. The Company reduced long-term borrowings to $930.8 million, a $25.2 million or 2.6% decrease as compared to $956.0 million at December 31, 2008.  The Company utilized a portion of its increased liquidity to reduce debt.

Shareholders’ Equity

Shareholders’ equity decreased $3.9 million or 0.3% to $1.18 billion at March 31, 2009 compared to  December 31, 2008. Common stock increased $16.4 million or 1.6% to $1.02 billion primarily due to the Company approved enhancements to its Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan. Optional cash contributions during the first three months of 2009 could be made in amounts up to $50,000 per month.

Accumulated other comprehensive income (loss) decreased $21.1 million or 65.2%.  The primary reason for the decrease was the Company’s early adoption of FAS 115-2 and FAS 124-2. Based on the guidance of FAS 115-2 and FAS 124-2 and upon a detailed internal evaluation, the Company retrospectively reclassified $12.4 million after tax of previously recognized OTTI from 2008, back into retained earnings.  This action recognized the amount of non-credit loss as a reduction of the total impairment loss which occurred in 2008. The reclassification increased retained earning and decreased accumulated other comprehensive income (loss). Utilizing the guidance of FAS 115-2 and FAS 124-2, the Company recognized an additional $12.2 million after tax as a non-credit loss for the first quarter of 2009 which also decreased accumulated other comprehensive (loss) income.  Dividends declared and accrued reduced retained earnings by $15.6 million during the first quarter 2009.

Results of operations for the three months ended March 31, 2009 and 2008

Net Interest Income

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the three months ended March 31, 2009 was $58.6 million, an increase of $2.2 million or 3.9%, compared to the $56.4 million for the same 2008 period. The primary reason for the increase was that the acquisition of KNBT occurred on February 1, 2008 and only two months of KNBT’s results were included in the three months ended March 31, 2008.

Interest income for the three months ended March 31, 2009 was $106.0 million, a $4.5 million or 4.0% decrease as compared with $110.4 million for the same period in 2008.  Interest expense for three months ended  March 31, 2009 was $47.3 million, an decrease of $6.7 million or 12.4% compared to $54.0 million for the three months ended March 30, 2008. The decrease in interest income reflects the impact of cuts in the federal funds target rate that totaled two percent in the year over year comparison. As a result, yield on loans decreased 133 basis points to 5.47%. Similarly,   the cost of interest bearing deposits decreased 92 basis points to 2.24%.

   The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Margin*
	Three Months Ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest bearing balances with banks
and federal funds sold	$36,666	$22	0.24%	$24,148	$133	2.22%
Investment securities*	1,946,768	25,855	5.39%	1,802,951	25,245	5.63%
Total loans and leases*	6,366,859	85,870	5.47%	5,296,371	89,611	6.80%
Total earnings assets	$8,350,293	$111,747	5.43%	$7,123,470	$114,989	6.49%

Interest-bearing liabilities
Interest bearing deposits	$5,738,813	$31,665	2.24%	$4,674,323	$36,669	3.16%
Short-term borowings	670,436	3,615	2.19%	643,958	5,274	3.29%
Long-term borrowings	1,072,044	12,042	4.56%	1,049,870	12,046	4.61%
Total interest-bearing liabilities	$7,481,293	$47,322	2.57%	$6,368,151	$53,989	3.41%

INTEREST RATE MARGIN**		$64,425	3.13%		$61,000	3.44%
Tax equivalent interest		(5,795)	-0.28%		(4,586)	-0.27%
Net interest income		$58,630	2.85%		$56,414	3.17%

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

	Three Months Ended
(dollars in thousands)	March 31, 2009 over 2008
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest bearing deposits in banks and fed funds sold	$74	$(176)	(102)
Investment securities	2,014	(1,404)	610
Total loans and leases	18,112	(21,852)	(3,740)
Total interest income	$20,200	$(23,432)	$(3,232)
Interest Expense:
Interest bearing deposits	$8,349	$(13,345)	$(4,996)
Short-term borrowings	217	(1,875)	(1,658)
Long-term borrowings	254	(258)	(4)
Total interest expense	$8,820	$(15,478)	$(6,658)
Increase (decrease) in net interest income	$11,380	$(7,954)	$3,426

                   Net interest income, on a full taxable equivalent basis, increased $3.4 million in the first three months of 2009, as compared to the same period in 2008.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate had a negative impact in that decreases in interest income from lower rates on assets were less than the decreases in rates on interest-bearing liabilities.  The growth in interest-earning assets and interest-bearing liabilities resulted from organic growth.

Net interest margin on a full taxable equivalent basis, defined as net interest income divided by total interest earning assets, was 3.13% during the three months ended March 31, 2009 compared to 3.44% during the three months ended March 31, 2008.  The margin was impacted by rates on earning assets declining at a faster pace than rates on interest bearing liabilities, the associated impact of increases in non-performing loans and the reduced impact of KNBT’s fair value purchase accounting marks accretion into net interest income.

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to current earnings was $17.5 million for the three months ended March 31, 2009, a $14.1 million or 413.9% increase as compared to a provision for loan losses of $3.4 million for the three months ended March 31, 2008. The increase is primarily due to increased non-accruing loans and the increased size of our higher risk commercial loan portfolio. For a complete analysis of allowance for loan loss please see “Allowance for Loan Losses and Non-Performing Assets” above.

Non-Interest Income

Non-interest income was $15.0 million for the three months ended March 31, 2009 a $9.2 million or 37.9% decrease as compared with $24.2 million over same period in 2008.  The primary reason for the decrease was a pre-tax unrealized loss of $7.8 million resulting from an other-than-temporary impairment charge on the Company’s collateralized debt obligation and a $2.3 million realized loss on a security sale.   Wealth management income decreased $993,000 as a result of the sustained overall decline of financial markets.  Mortgage banking income increased $1.89 million or 309.5% for the period ended March 31, 2009 as compared to the same period in 2008.  For the three months ended March 31, 2009, net losses from fair value changes on the Company’s trust preferred debt increased $886,000 or 87.5% to $1.8 million as compared to $1.0 million for the comparable period in 2008.  Income from mortgage banking increased $1.8 million or 309.5% to $2.4 million compared to $591,000 for the quarter ended March 31, 2008.  Cash management and electronic banking fees and service charges on deposits increased $720,000 or 24.6% to $3.6 million, and $539,000 or 10.2% to $5.8 million, respectively, for the three months ended March 31, 2009 over the same period in 2008. The increases in both these categories were a result of effective market pricing and of the effective use of synergies created by cross selling initiatives by the integrated National Penn organization. Insurance commissions and fees managed a $151,000 or 4.0% increase to $4.0 million despite pricing pressure across most lines of insurance business.

Non-Interest Expense

Non-interest expense was $56.5 million for the three months ended March 31, 2009, a $7.6 million or 15.6% increase as compared with $48.9 million over same period in 2008. The increase in non-interest expense was driven by increases in salaries, wages and benefits, premises and equipment and other operating expense.  For the three months ended March 31, 2009, salaries, wages and employee benefits increased $2.8 million or 9.5%, to $32.0 million as compared with $29.2 million for the same period in 2008. For the three months ended March 31, 2009, other operating expenses increased $4.0 million or 38.8% to $14.2 million.  The primary reason for the increase in this category is increased FDIC assessment, totaling $1.7 million.  Also, impacting the non-interest expense categories is the fact that the acquisition of KNBT was effective February 1, 2008. As a result, non-interest expense for the three month period ending March 31, 2008, includes only two months expense of a fully integrated National Penn.

Income Tax Expense

The Company’s income tax expense decreased $10.9 million to $(4.2) million for the three months ended     March 31, 2009 compared to $6.7 million for the same period in 2008.  The Company’s effective tax rate was negative at March 31, 2009 due to the decline in net income, and due to tax advantaged income.

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

The Company employs a diverse capital raising strategy which may include acquisition of additional equity capital. During 2008, the Company completed the sale of its senior preferred stock totaling $150 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program. In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share. In fourth quarter 2008, the Company approved enhancements to its Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the Plan. Optional cash contributions could be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000. In April 2009, the Company amended this Plan again, raising the limit on monthly cash contributions to $250,000.  In addition, the Company filed a universal automatic shelf registration statement with the Securities and Exchange Commission (SEC) in the fourth quarter 2008. The shelf registration statement permits National Penn, from time to time, to sell, in one or more public offerings, shares of common stock, shares of preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, or any combination of such securities. The terms of any such future offerings would be established at the time of the offering.

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

The Company’s principal source of day-to-day liquidity is through wholesale, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (FHLB) and the FRB. During the first quarter of 2009, the Company did not access either of these lines to provide funds for asset growth, as deposit growth was strong. At no time during 2009 or 2008 did the Company experience any difficulties accessing these lines. The liquidity and credit crises faced by many financial and commercial institutions have not negatively affected the Company. The Company continues to believe it has funds available to it, and does not anticipate any problem accessing these funds at reasonable rates. However, regardless of the comfort with the Company’s liquidity position at the present time, the Company actively monitors its position and any increased use of wholesale funding increases the Company’s attention in this area.

As measured using the Consolidated Statement of Cash Flows, for the quarter ended March 31, 2009, the Company provided $193.2 million in net cash and equivalents versus providing $94.1 for the quarter ended March 31, 2008.

Net cash provided by operating activities was $7.6 million at March 31, 2009 and $14.7 million at March 31, 2008.  During 2009, the Company increased loan provision by $14.1 million to $17.5 million from $3.4 million in 2008.

Cash used by investing activities at March 31, 2009 increased to $65.0 million from $48.3 million at March 31, 2008.  Purchase of investment securities available for sale increased $78.8 million in 2009 versus 2008 while proceeds from investment securities available for sale decreased $21.9 million for the same period.  Net cash used for loans and leases decreased $121.6 million at March 31, 2009 over the same 2008 period, reflecting reduced demand due to the economic environment. The Company does expect modest growth in net loan originations for the rest of 2009 despite a weakened economy.

Cash provided by financing activities was $250.6 million at March 31, 2009 versus $127.8 million at March 31, 2008. The largest source of financing funds in 2009 was the net increase in customer deposits and proceeds from the issuance of shares under the enhanced dividend reinvestment and optional cash purchase program.

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

ALCO's principal focus is net interest income at risk. The Company utilizes a net interest margin shock simulation model as one method to identify and manage our interest rate risk profile. The model measures projected net interest income "at-risk" and anticipated resulting changes in net income and economic value of equity. The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates our market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model has proven to be an important guidance tool for ALCO. The following table sets forth the results of this model for the National Penn Bank and Christiana, the principal entities exposed to market risk, at March 31, 2009.

           The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at March 31, 2009:

Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years	Total
Interest-earning assets:
Interest bearing deposits	$ 39,622	$ -	$ -	$ -	$ 39,622
Federal funds sold	-	-	-	-	-
Investment securities	234,779	246,230	550,713	994,418	2,026,140
Loans and Leases (1)	2,592,842	875,365	2,032,924	863,921	6,365,052
Total interest-earning assets	$ 2,867,243	$ 1,121,595	$ 2,583,637	$ 1,858,339	$ 8,430,814
Cumulative total interest-
earning assets	$ 2,867,243	$ 3,988,838	$ 6,572,475	$ 8,430,814	$ 8,430,814
Interest bearing liabilities:
Interest bearing deposits	$ 3,602,221	$ 1,859,492	$ 465,134	$ 2,572	$ 5,929,419
Borrowed funds	518,520	155,367	343,337	567,370	1,584,594
Subordinated debt	77,321	-	-	52,556	129,877
Total interest-bearing
liabilities	$ 4,198,062	$ 2,014,859	$ 808,471	$ 622,498	$ 7,643,890
Cumulative total interest-
bearing liabilities	$ 4,198,062	$ 6,212,921	$ 7,021,392	$ 7,643,890	$ 7,643,890
Interest-earning assets
less interest bearing
liabilities	$ (1,330,819)	$ (893,264)	$ 1,775,166	$ 1,235,841	$ 786,924
Cumulative interest-rate
sensitivity gap	$ (1,330,819)	$(2,224,083)	$ (448,917)	$ 786,924

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first calendar quarter of 2009. The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

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

The calculated estimates of change in MVPE at March 31, 2009 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$1,054,931	-18.63%
+ 200 basis point rate shock	1,142,884	-11.85%
+ 100 basis point rate shock	1,229,067	-5.20%
base case	1,296,528
- 100 basis point rate shock	1,339,940	3.35%
- 200 basis point rate shock	1,376,232	6.15%
- 300 basis point rate shock	1,443,471	11.33%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)
	March 31, 2009		March 31, 2008
Change in	Change in	Change in	Change in	Change in
Interest Rates	Net Income	Net Income	Net Income	Net Income
(in basis points)
+ 300	$328	0.54%	$(917)	-0.86%
+ 200	(140)	-0.23%	138	0.13%
+ 100	(1,330)	-2.20%	682	0.64%
- 100	1,035	1.71%	(6,683)	-6.23%
- 200	1,023	1.69%	(14,310)	-13.34%
- 300	(171)	-0.28%	(20,963)	-19.55%

The Company uses financial derivative instruments for management of interest rate sensitivity. ALCO approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges. The Company does not use any of these instruments for trading purposes. For details of derivatives, see Note 11 to the consolidated financial statements included in this Report at Item 1.

At the current level of interest rates, the Company has some exposure to a movement in rising rates due to the amount of repriceable liabilities in the short-term and the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company’s long-term fixed rate mortgages in the secondary market. The impact of a rising or falling interest rate environment on net interest income is not expected to be significant to the Company’s results of operations as, the ALCO’s priority is to manage this optionality and therefore limit the level of interest rate risk.

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2009:
		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$42,237	$6,580	$10,221	$6,958	$18,478
Remaining contractual maturities of time deposits	2,860,002	2,393,569	418,337	46,287	1,809
Loan commitments	1,743,339	991,758	169,041	38,965	543,575
Long-term borrowed funds	930,789	804,708	88,688	25,000	12,393
Guaranteed preferred beneficial interests in Company's
subordinated debentures	129,877	-	-	-	129,877
Letters of credit	179,085	133,107	35,590	10,388	-
Dividends on Preferred Stock*	103,125	7,500	15,000	16,500	64,125
Total	$5,988,454	$4,337,222	$736,877	$144,098	$770,257

*	Term is unlimited; assumed 10 year term for this table.

      The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at March 31, 2009.

CAPITAL LEVELS

The following table sets forth capital ratios for the Company and its banking subsidiaries:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008

The Company	8.62%	8.50%	10.44%	10.65%	11.61%	11.85%
National Penn Bank	7.90%	7.90%	9.59%	10.00%	10.76%	11.19%
Christiana	9.00%	10.20%	11.41%	11.82%	12.66%	13.07%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At March 31, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2009, National Penn Bank and Christiana each also met the criteria for a well capitalized institution. Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to meet the minimum capital requirements in the foreseeable future.

For further discussion of the Company’s capital levels, please see Note 4.

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

National Penn’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  As disclosed in management’s report on internal control over financial reporting, filed in National Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2008 identified the following two control deficiencies that, in combination, constituted a material weakness: (a) inadequate segregation of duties consistent with control objectives, and (b) inadequate controls limiting access to National Penn’s computer systems in retail loan accounting and other support areas.

As of March 31, 2009, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures, due to the material weakness identified as of December 31, 2008, were not effective as of March 31, 2009, in providing reasonable assurance that all material information required to be disclosed by National Penn in its reports filed under the Securities Exchange Act of 1934 is reported as required.

Management began to implement remedial changes for the identified material weakness in the quarter ended December 31, 2008, continuing through March 31, 2009, in the areas of system access in support or back office operations, segregation of duties, reporting of new loans and statement distribution and transaction verification.  A task force of senior officers has been created and is implementing a series of guiding principles for National Penn’s risk management program.  This task force will evaluate and redesign, as necessary, National Penn’s risk assessment process with a goal of creating an enhanced self-improving, intellectually robust risk and control assessment process that engages all levels of staff, management and the Board of Directors.  The task force is currently studying further possible changes in the areas of loan verifications and loan maintenance, as well as whether to implement a risk gap analysis process.  The task force is being supported in its efforts by an independent risk management consultant.  Any further steps in remediation, together with those already taken, will be reviewed by National Penn’s Audit Committee.   Based on the totality and nature of the changes being made, implementation and subsequent testing for effectiveness will occur throughout the remainder of 2009.

Other than the changes discussed above that were made in fourth quarter 2008 and first quarter 2009, there were no changes in National Penn’s internal control over financial reporting during those quarters that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.  National Penn anticipates that implementation of the plan of remediation for the identified material weakness will materially improve National Penn’s internal control over financial reporting in the future.  However, National Penn cannot predict the precise timing or effectiveness of any such changes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 5, 2008, National Penn Bank filed suit in the Berks County, Pa. Common Pleas Court against a former National Penn Bank employee and eight of the employee’s relatives to recover approximately $4.5 million in funds that National Penn alleges were wrongfully taken.  After a thorough investigation, National Penn determined that approximately $4.5 million of bank funds were stolen through a fraud scheme allegedly perpetrated by a supervisor in the loan accounting area, who allegedly manipulated accounts to avoid detection by ongoing internal bank audits and controls.  National Penn’s financial results for the fourth quarter of 2008 included a special charge of $4.5 million for losses attributable to this fraud scheme.  National Penn is reviewing, and strengthening where necessary, its internal control and audit procedures (for further information, see Part I, Item 4 of this Report).  To date, National Penn’s counsel has succeeded in indefinitely freezing or otherwise attaching demand/deposit and retirement accounts, one safety deposit box, two vehicles and five properties, and National Penn Bank has already secured the return of approximately $48,000.  National Penn is vigorously pursuing all available avenues, including insurance and civil claims, to recover the losses from the fraud to the maximum extent possible, and is cooperating with law enforcement authorities in their investigation.

Various other actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

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

National Penn depends on the creditworthiness of its customers.  National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the first quarter of 2009, when it increased its provision for loan losses to $17.5 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn’s control.  If the credit quality of National Penn’s customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn’s business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Declines in asset values may result in impairment charges and adversely impact the value of National Penn’s investments.

National Penn maintains an investment portfolio which includes, but is not limited to, municipal bonds and collateralized debt obligations.  The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities.  National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators.   National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary.  If it is determined that a significant impairment has occurred, National Penn would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

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

National Penn reviews its goodwill at least annually.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn’s common stock, reduced estimates of future cash flows or disruptions to National Penn’s business, could indicate that goodwill might be impaired.  National Penn’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance.  National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results.  Additionally, if National Penn’s analysis results in an impairment to its goodwill, National Penn would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment is determined to exist.  Any such change could have a material adverse effect on our results of operations and our stock price.

The impact of recently enacted legislation, proposed legislation, and government programs to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the US financial markets.  Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program (the “CPP”), under which it is purchasing preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy.  In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of senior preferred stock and warrants to purchase shares of its common stock for an aggregate purchase price of $150 million.

Participation in the CPP subjects National Penn to increased oversight by the U.S. Treasury, regulators and Congress.  The U.S. Treasury has issued rules implementing the EESA.  In addition to these rules, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) contains executive compensation and corporate governance standards that apply to all CPP participants, including National Penn.  For example, participation in the CPP imposes restrictions on National Penn’s ability to pay cash dividends on, and to repurchase, its common stock.  In addition, the rules issued by the U.S. Treasury and the Recovery Act subject National Penn to restrictions on executive compensation and required National Penn to submit its executive compensation program to an advisory (non-binding) shareholder vote.  With regard to increased oversight, the U.S. Treasury has the power to unilaterally amend the terms of the CPP purchase agreement to the extent required to comply with changes in applicable federal law and to inspect National Penn’s corporate books and records through its federal banking regulator.  In addition, the U.S. Treasury has the right to appoint two persons to National Penn’s board of directors if National Penn misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.

We expect that future rulemaking under the EESA and the Recovery Act will be forthcoming from the U.S. Treasury which could impact our operations.  Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe led to the current economic situation.  Furthermore, the U.S. Treasury is required to issue rules interpreting and implementing the executive compensation provisions of the Recovery Act.  Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could restrict National Penn’s operations or increase governmental oversight of its businesses and its corporate governance practices.  The Special Inspector General for TARP has requested information from TARP participants, including a description of past and anticipated uses of the TARP funds and plans for addressing executive compensation requirements under the CPP.  National Penn and other CPP participants are also required to submit monthly reports about their lending and financial intermediation activities to the U.S. Treasury.  It is unclear at this point what the ramifications of such disclosure are or may be in the future.

In addition, there can be no assurance as to the actual impact that EESA, the Recovery Act and their implementing regulations, or any other legislation or governmental program, will have on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect National Penn’s business, results of operations, financial condition, access to funding and the trading price of National Penn’s common stock.

Governmental regulation, legislation and accounting industry pronouncements could adversely affect National Penn.

In addition to the EESA and the Recovery Act, National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries and change from time to time. These laws and regulatory efforts are primarily intended for the protection of consumers, depositors and the government’s deposit insurance funds and the accomplishment of governmental policy objectives such as combating terrorism, e.g., the Bank Secrecy Act.  In addition, National Penn is subject to changes in accounting rules and interpretations, such as the recent actions taken by the Financial Accounting Standards Board on three proposed FASB Staff Positions relating to accounting for financial instruments.  National Penn cannot predict what effect any presently contemplated or future changes in these areas or in their interpretations or applications will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

National Penn may be required to reduce or eliminate dividend payments on its capital stock due to capital requirements or other considerations.

National Penn is a bank holding company.  Its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of National Penn’s assets are held by its direct and indirect subsidiaries.

National Penn’s ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, which includes National Penn Bank’s HomeTowne Heritage Bank, KNBT Bank, and Nittany Bank divisions, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company (“Christiana”) to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements.  There is no assurance that National Penn Bank, Christiana and/or National Penn’s other subsidiaries will be able to pay dividends in the future.

In April 2009, National Penn’s Board of Directors approved a second quarter 2009 cash dividend of $0.05 per share, compared to $0.17 per share paid in the first quarter of 2009. The Board reduced the dividend to preserve capital and strengthen National Penn’s tangible common equity levels.  There is no assurance that National Penn will increase its current dividend, whether to historical levels or otherwise, or that National Penn will generate adequate cash flow to pay dividends to its shareholders in the future. National Penn’s ability to pay dividends is also subject to limitations imposed by the terms of the CPP.  National Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

If National Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect National Penn’s financial performance and reputation.

In conducting its business, National Penn relies heavily on its information systems.  Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not.  Any such failure, interruption or breach could result in failures or disruptions in National Penn’s customer relationship management, general ledger, deposit, loan and other systems.  The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions or security breaches of National Penn’s information systems could damage the Company’s reputation, result in a loss of customer business and data, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

If National Penn’s information technology is unable to keep pace with its growth or industry developments, National Penn’s financial performance may suffer.

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

National Penn’s system of internal controls, disclosure controls and corporate governance policies and procedures is inherently limited.  These inherent limitations include the realities that judgments in decision-making can be faulty, breakdowns can occur because of simple errors or mistakes and controls can be circumvented by the individual acts of some persons or by collusion of two or more people.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected, which may have an adverse effect on National Penn’s business, results of operations or financial condition.

National Penn may fail to realize the anticipated benefits of announced transactions.

National Penn’s success depends on, among other things, National Penn’s ability to realize anticipated cost savings and revenue enhancements from announced acquisitions and to combine the businesses of the acquired companies in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues due to loss of customers.  If National Penn is not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all or may take longer to realize than expected.  Additionally, if the integration efforts following acquisitions are not successfully managed, the failure of these integration efforts could result in loan losses, deposit attrition, operating costs, loss of key employees, disruption of National Penn’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect National Penn’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of such acquisitions or result in unanticipated losses.

If the warrant issued to the U.S. Treasury is exercised or if participation in current or future capital-raising activities increases, National Penn’s shareholders could be diluted and our stock price could fall.

In connection with its participation in the CPP, National Penn issued to the U.S. Treasury a warrant pursuant to which the U.S. Treasury may, at its option, purchase 1,470,588 shares of our common stock.  National Penn also sponsors an Employee Stock Purchase Plan and a Dividend Reinvestment and Stock Purchase Plan that each allows shareholders to purchase shares of National Penn common stock at a 10% discount from market value.  National Penn also has a significant number of shares subject to options.  Should the U.S. Treasury exercise its warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of our shareholders and could depress our stock price.  In addition, National Penn may decide to repurchase the preferred stock issued to the U.S. Treasury in connection with National Penn’s participation in the CPP.  To repurchase all of the preferred stock, National Penn may be required to raise up to $150 million through an offering of equity securities.  Should National Penn choose to raise this capital by selling shares of common stock, the issuance would have a dilutive effect on National Penn’s other shareholders and could have a material negative effect on the market price of our common stock.

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

National Penn’s businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors in National Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in this Report, as well as the following:

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

All written or oral forward-looking statements attributable to National Penn or any person acting on its behalf made after the date of this Report are expressly qualified in their entirety by the risk factors and cautionary statements contained in National Penn’s Form 10-K referenced above and in this Report. National Penn does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs
Period
January 1, 2009 through January 31, 2009	0	N/A	0	627,427

February 1, 2009 through February 28, 2009	0	N/A	0	627,427

March 1, 2009 through March 31, 2009	0	N/A	0	627,427

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
6. National Penn has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. However, National Penn is not permitted to repurchase shares under its current stock repurchase plan until the earlier of December 12, 2011 or the date on which the US Treasury no longer holds National Penn's senior preferred stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended March 31, 2009, no matters were submitted to a vote of National Penn shareholders.

Item 5.  Other Information.

    On May 8, 2009, National Penn announced that it is reorganizing its Finance Group.  This action is part of National Penn's ongoing effort,  as Pennsylvania's fourth largest bank holding company with $9.6 billion in assets, to seek additional talent, experience and skill sets that are necessary to keep pace with its growth and increased complexity as a financial institution.  As part of this reorganization, National Penn has engaged an executive search firm to conduct a nationwide search for a new Chief Financial Officer.  Michael R. Reinhard, National Penn's current Group Executive Vice President and Chief Financial Officer will continue in his role as Chief Financial Officer until the search for his successor is completed, at which time Mr. Reinhard will become National Penn's Treasurer.

Item 6.  Exhibits.

3.1
Articles of Incorporation, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 21, 2009, as filed on April 24, 2009.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated February 25, 2009, as filed on February 25, 2009.)

10.1
National Penn Bancshares, Inc. Executive Incentive Plan – Performance Goals – Plan Year 2009* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.2	Directors’ Fee Plan, as amended (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.3	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.4	Director Fee Schedule.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.5	Form of Performance-Based Restricted Stock Agreement.*

10.6	Form of Service-Based Restricted Stock Agreement.*

10.7	Form of Restricted Stock Unit Agreement for restricted stock unit grants to non-employee directors.*
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer and Chief Financial Officer of National Penn Bancshares, Inc.,pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

    ________________
    *Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 8, 2009	By:	/s/ Glenn E. Moyer
			Name:	Glenn E. Moyer
			Title:	President and CEO

Date:	May 8, 2009	By:	/s/ Michael R. Reinhard
			Name:	Michael R. Reinhard
			Title:	Treasurer and Chief Financial Officer