Form 10-Q
period 2009-06-30
NATIONAL PENN BANCSHARES INC
filed 2009-08-06
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
       Non-accelerated filer    ☐  (Do not check if a smaller reporting company)             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common Stock, no stated par value	95,592,477 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Unaudited
(dollars in thousands)	June 30	December 31,
	2009	2008
ASSETS
Cash and due from banks	$ 322,741	$ 156,884
Interest-bearing deposits with banks	25,630	38,946
Total cash and cash equivalents	348,371	195,830

Investment securities held to maturity
(Fair value approximates, $618,282 and $284,608 for 2009 and 2008, respectively)	653,184	326,090
Investment securities available for sale, at fair value	1,504,155	1,593,799
Loans and leases held for sale	23,326	3,605
Loans and leases, less allowance for loan and lease losses of
of $98,313 and $84,006 in 2009 and 2008 respectively	6,185,210	6,228,263
Premises and equipment, net	114,635	119,924
Premises held for sale	812	3,768
Accrued interest receivable	35,995	37,127
Bank owned life insurance	196,001	193,811
Goodwill	555,964	558,252
Other intangible assets, net	33,654	37,496
Unconsolidated investments under the equity method	13,279	11,874
Other assets	93,327	93,592
TOTAL ASSETS	$ 9,757,913	$ 9,403,431

LIABILITIES
Non-interest bearing deposits	$ 741,598	$ 793,269
Interest bearing deposits	6,070,056	5,596,617
Total deposits	6,811,654	6,389,886

Securities sold under repurchase agreements and federal funds purchased	673,409	640,905
Short-term borrowings	10,000	10,402
Long-term borrowings	842,169	955,983
Subordinated debentures
(Includes $52,506 and $50,659 at fair value for 2009 and 2008, respectively)	129,827	127,980
Accrued interest payable and other liabilities	74,231	98,280
TOTAL LIABILITIES	8,541,290	8,223,436

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, Series A-none issued
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued
and outstanding as of 6/30/09 and 12/31/08	144,517	144,076
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding 2009 - 95,507,091; 2008 - 80,731,751	1,072,921	1,003,110
Retained earnings	52,143	65,194
Accumulated other comprehensive loss	(52,958)	(32,385)
TOTAL SHAREHOLDERS' EQUITY	1,216,623	1,179,995

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,757,913	$ 9,403,431

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans and leases, including fees	$ 84,674	$ 96,734	$ 169,642	$ 185,501
Investment securities
Taxable	11,696	14,961	23,310	29,455
Tax-exempt	9,251	7,442	18,598	14,451
Federal funds sold and deposits in banks	23	366	45	499
Total interest income	105,644	119,503	211,595	229,906
INTEREST EXPENSE
Deposits	30,358	35,696	62,022	72,365
Securities sold under repurchase agreements and
federal funds purchased	3,037	5,318	6,652	10,563
Short-term borrowings	-	12	-	41
Long-term borrowings	11,373	12,199	23,415	24,245
Total interest expense	44,768	53,225	92,089	107,214
Net interest income	60,876	66,278	119,506	122,692
Provision for loan and lease losses	37,500	3,711	55,025	7,121
Net interest income after provision for loan and lease losses	23,376	62,567	64,481	115,571
NON-INTEREST INCOME
Wealth management income	7,232	8,515	13,847	16,123
Service charges on deposit accounts	6,071	6,324	11,871	11,585
Bank owned life insurance income	1,275	1,842	2,347	3,422
Other operating income	2,863	2,504	5,441	5,341
Net gains (losses) from fair value changes	51	(1,139)	(1,847)	(2,151)
Net gains (losses) on sale of investment securities	-	384	(2,284)	384
IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(14,347)	-	(40,942)	-
Non credit-related losses on securities not expected
to besold recognized in other comprehensive loss before tax	7,211	-	26,021	-
Net impairment losses on investment securities	(7,136)	-	(14,921)	-

Mortgage banking income	2,834	978	5,254	1,569
Insurance commissions and fees	4,016	3,968	7,973	7,774
Cash management and electronic banking fees	3,995	3,715	7,643	6,643
Equity in undistributed net earnings of
unconsolidated investments	314	810	1,405	1,422
Total non-interest income	21,515	27,901	36,729	52,112
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	32,249	31,300	64,266	60,527
Net premises and equipment	7,335	9,019	15,933	17,026
Advertising and marketing expenses	1,893	1,641	3,748	3,074
FDIC special assessment	4,625	-	4,625
Other operating expenses	16,550	11,866	30,773	22,113
Total non-interest expense	62,652	53,826	119,345	102,740
Income (loss) before income taxes	(17,761)	36,642	(18,135)	64,943
Income tax (benefit) expense	(10,213)	9,428	(14,386)	16,136
NET INCOME (LOSS)	(7,548)	27,214	$ (3,749)	48,807
Preferred dividends/accretion of preferred discount	(2,095)	-	(4,149)	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ (9,643)	$ 27,214	$ (7,898)	$ 48,807
PER SHARE OF COMMON STOCK
Basic earnings (loss)	$ (0.09)	$ 0.34	$ (0.04)	$ 0.67
Basic earnings (loss) available to common shareholders	$ (0.11)	$ 0.34	$ (0.09)	$ 0.67
Diluted earnings (loss)	$ (0.09)	$ 0.34	$ (0.04)	$ 0.67
Diluted earnings (loss) available to common shareholders	$ (0.11)	$ 0.34	$ (0.09)	$ 0.67
Dividends paid in cash	$ 0.05	$ 0.17	$ 0.22	$ 0.34
The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
SIX MONTHS ENDED JUNE 30, 2009	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2008, as previously reported	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995
Cumulative effect of adoption of FSP FAS 115-2				12,407	(12,407)		-
Balance at December 31, 2008, as revised	80,731,751	1,003,110	144,076	77,601	(44,792)	-	1,179,995
Net income (loss)	-	-	-	(3,749)	-	-	(3,749)	$(3,749)
Dividends declared Common	-	-	-	(17,999)	-	-	(17,999)
Dividends declared and accrued Preferred	-	-	-	(3,710)	-	-	(3,710)
Shares issued under share-based plans,							-
net of excess tax benefits	195,883	498	-	-	-	-	498
Share-based compensation	-	879	-	-	-	-	879
Shares issued from optional cash and dividends reinvested	14,579,457	68,875	-	-	-	-	68,875
Amortization of preferred discount		(441)	441	-	-	-	-
Other comprehensive income (loss), net of reclassification adjustment							-
and taxes	-	-	-	-	8,748	-	8,748	8,748
Other comprehensive (loss), related to securities for which other-than-							-	-
temporary impairment has been							-	-
recognized in earnings, net of tax	-	-	-	-	(16,914)	-	(16,914)	(16,914)
Total comprehensive (loss)	-	-	-	-	-	-	-	$(11,915)
Balance at June 30, 2009	95,507,091	$1,072,921	$144,517	$52,143	$(52,958)	$-	$1,216,623

	June 30, 2009
	Before Tax	Tax (expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized losses on securities
Unrealized holding (losses) arising during period	$(14,846)	$5,196	$(9,650)
Less: reclassification adjustment of gains/losses
realized in net income	(2,284)	800	(1,484)
Other comprehensive loss, net	$(12,562)	$4,396	$(8,166)

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
SIX MONTHS ENDED JUNE 30, 2008	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2007	49,068,819	$491,011	$0	$83,091	$(4,281)	(8,025)	$561,796

Net income	-	-	-	48,807	-	-	48,807	$48,807
Dividends declared Common	-	-	-	(22,335)	-	-	(22,335)
Shares issued under share-based plans,							-
net of excess tax benefits	619,133	3,774	-	-	-	2,766	6,540
Share-based compensation	-	1,045	-	-	-	-	1,045
Shares issued for acquisition of:							-
- Christiana Bank& Trust Company	2,732,813	43,839	-	-	-	-	43,839
- KNBT Bancorp, Inc.	27,205,548	438,877	-	-	-	5,623	444,500
Other comprehensive (loss), net of reclassification adjustment							-
and taxes	-	-	-	-	(37,472)	-	(37,472)	(37,472)
Total comprehensive income	-	-	-	-	-	-	-	$11,335
Treasury shares purchased	(22,957)	-	-	-	-	(364)	(364)
Balance at June 30, 2008	79,603,356	$978,546	$-	$109,563	$(41,753)	$-	$1,046,356

	June 30, 2008
	Before Tax	Tax (expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized losses on securities
Unrealized holding (losses) arising during period	$(57,265)	$20,043	$(37,222)
Less: reclassification adjustment of
gains realized in net income	384	(134)	250
Other comprehensive loss, net	$(57,649)	$20,177	$37,472
                        ______________________________________
                        The accompanying notes are an integral part of these financial statements.

5a

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (3,749)	$ 48,807
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	55,025	7,121
Share-based compensation expense	879	1,045
Depreciation and amortization	8,747	10,285
Deferred income tax expense (benefit)	(187)	(582)
Amortization (Accretion) of premiums and discounts on
investment securities, net	(910)	(1,522)
Investment securities loss (gain), net	2,284	(384)
Undistributed net earnings of equity-method investments	(1,405)	(1,422)
Loans originated for resale	(219,818)	(63,049)
Proceeds from sale of loans	203,322	64,088
Gain on sale of loans, net	(3,225)	(1,039)
Decrease in fair value of subordinated debt	1,847	2,151
Loss on recognition of impairment on security	14,921	-
Bank-owned life insurance income	(2,347)	(3,422)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	1,132	974
Increase (decrease) in accrued interest payable	5,644	(3,069)
Decrease (increase) in other assets	5,230	(26,648)
Increase (decrease) in other liabilities	(27,377)	9,154
Net cash provided by operating activities	40,013	42,488

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	-	36,426
Proceeds from maturities of investment securities held to maturity	14,698	7,353
Purchase of investment securities held to maturity	(124,539)	-
Proceeds from sales of investment securities available for sale	16,761	21,406
Proceeds from maturities of investment securities available for sale	196,916	198,719
Purchase of investment securities available for sale	(371,102)	(172,345)
Net increase in loans and leases	(12,340)	(285,711)
Purchases of premises and equipment	(708)	(5,095)
Proceeds from the sale of other real estate owned	957	290
Proceeds from sale of bank building	2,550	635
Net cash used in investing activities	(276,807)	(198,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest
bearing demand deposits and savings accounts	171,281	106,732
Net increase (decrease) in certificates of deposit	250,487	(27,302)
Net increase in securities sold under
agreements to repurchase and federal funds purchased	32,504	190,996
Net increase (decrease) in short-term borrowings	(402)	22,231
Proceeds from long-term borrowings	-	150,000
Repayments of long-term borrowings	(112,722)	(174,113)
Shares issued under share-based plans	533	2,162
Excess tax (expense) benefits on share-based plans	(35)	229
Issuance of shares under dividend reinvestment and stock purchase plan	68,875	1,535
Purchase of Treasury stock	-	(364)
Cash dividends Common	(17,999)	(22,335)
Cash dividends Preferred	(3,187)	-
Net cash provided by financing activities	389,335	249,771
Net increase in cash and cash equivalents	152,541	93,937
Cash and cash equivalents at beginning of year	195,830	111,520
Cash and cash equivalents at end of period	$ 348,371	$ 205,457

       _______________________________
       The accompanying notes are an integral part of these statements.
.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted  in the United States (“GAAP”).  However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”)  for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income (loss).  The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries, including National Penn Bank (“National Penn Bank”) and Christiana Bank & Trust Company (“Christiana”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.

Christiana’s results are included in the Company’s financial results from the date of acquisition, January 4, 2008. The Company acquired KNBT Bancorp, Inc. (“KNBT”) on February 1, 2008.  KNBT’s results are included in the Company’s financial results from the date of acquisition.

2.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	June 30, 2009
(dollars in thousands)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$ 94,744	$ -	$ (16)	$ 94,728
U.S. Government agency securities	64,005	287	(2)	64,290
State and municipal bonds	389,268	5,156	(16,475)	377,949
Mortgage-backed securities	857,826	14,732	(4,556)	868,002
Marketable equity and other securities	104,061	955	(5,830)	99,186
Total	$ 1,509,904	$ 21,130	$ (26,879)	$ 1,504,155

Held to Maturity
U.S. Treasury securities	$ 356	$ 11	$ -	$ 367
State and municipal bonds	437,567	783	(10,483)	427,867
Mortgage-backed securities	183,967	1,191	(1,820)	183,338
Trust Preferred Pools/Collateralized Debt Obligations	31,294	582	(25,166)	6,710
Total	$ 653,184	$ 2,567	$ (37,469)	$ 618,282

	December 31, 2008
(dollars in thousands)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$ 19,999	$ -	$ (2)	$ 19,997
U.S. Government agency securities	20,785	294	-	21,079
State and municipal bonds	656,417	7,412	(21,168)	642,661
Mortgage-backed securities	821,462	14,150	(10,059)	825,553
Marketable equity and other securities	87,090	1,933	(4,514)	84,509
Total	$ 1,605,753	$ 23,789	$ (35,743)	$ 1,593,799

Held to Maturity
U.S. Treasury securities	$ 359	$ 15	$ -	$ 374
State and municipal bonds	185,774	1,558	(5,652)	181,680
Mortgage-backed securities	74,066	1,565	(128)	75,503
Trust Preferred Pools/Collateralized Debt Obligations	65,891	3,559	(42,399)	27,051
Total	$ 326,090	$ 6,697	$ (48,179)	$ 284,608

    In 2009 and 2008, all sales of investments – including bonds with unrealized gains or unrealized losses – are characterized as portfolio management to accomplish the following:  reduce credit exposure to a class of assets, rotate out of a sector, sell lower yielding bonds and re-deploy the proceeds into higher yielding bonds to take advantage of changing rates at the time of the sale; improve portfolio yield; or to realize the tax benefit.  The net effect of  these sales was $2.3 million loss year-to-date 2009.

During second quarter 2009 the Company re-categorized approximately $252 million, in state and municipal bonds from Available-for-Sale to Held-to-Maturity, in order to mitigate the decrease in fair value of these long-term securities in a rising rate environment, and the corresponding decrease to capital. There was no unrealized gain or loss on these securities at the date of re-categorization.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	9	$ 94,728	$ (16)	$ -	$ -	$ 94,728	$ (16)
U.S. Government agencies	2	9,967	(2)	-	-	9,967	(2)
State and municipal bonds	960	303,691	(8,556)	266,007	(17,791)	569,698	(26,347)
State and municipal bonds (taxable)	8	9,381	(472)	361	(139)	9,742	(611)
Mortgage-backed securities/Collateralized
Mortgage Obligations	119	244,298	(2,992)	79,179	(3,384)	323,477	(6,376)
Trust Preferred Pools/Collateralized
Debt Obligations	8	-	-	2,853	(25,166)	2,853	(25,166)
Total debt securities	1,106	662,065	(12,038)	348,400	(46,480)	1,010,465	(58,518)
Marketable equity securities	29	5,181	(1,639)	5,585	(4,191)	10,766	(5,830)
Total	1,135	$ 667,246	$ (13,677)	$ 353,985	$ (50,671)	$ 1,021,231	$ (64,348)

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	3	$ 19,997	$ (2)	$ -	$ -	$ 19,997	$ (2)
State and municipal bonds	687	385,739	(20,229)	40,251	(5,617)	425,990	(25,846)
State and municipal bonds (taxable)	12	13,888	(974)	-	-	13,888	(974)
Mortgage-backed securities/Collateralized
Mortgage Obligations	140	206,437	(10,141)	2,628	(46)	209,065	(10,187)
Trust Preferred Pools/Collateralized
Debt Obligations	22	10,627	(14,028)	11,211	(28,371)	21,838	(42,399)
Total debt securities	864	636,688	(45,374)	54,090	(34,034)	690,778	(79,408)
Marketable equity securities	26	6,005	(1,035)	4,899	(3,479)	10,904	(4,514)
Total	890	$ 642,693	$ (46,409)	$ 58,989	$ (37,513)	$ 701,682	$ (83,922)

    The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly.  OTTI losses on individual investment securities were recognized during the second quarter 2009 according to FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009.  This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income (loss) (OCI).  In addition, the new guidance requires the reclassification of the noncredit-related portion of OTTI losses previously recognized in prior quarters from retained earnings to OCI.

The OTTI incurred during the second quarter was the result of the change in the difference between the carrying value and fair value in CDO’s already deemed impaired in prior periods. No additional CDOs were deemed impaired during the second quarter 2009.  The credit-related OTTI recognized for the three months ended June 30, 2009 was $7.1 million and was solely related to held to maturity securities deemed other than temporarily impaired in the first quarter 2009 and fourth quarter 2008.  For the six months ended June 30, 2009, the credit-related OTTI recognized in earnings was $14.9 million. Noncredit-related OTTI on these securities, which are not expected to be sold, was $18.8 million in first quarter 2009, and $7.2 million in the second quarter 2009.  In addition, $19.1 million was reclassified from retained earnings to OCI for the noncredit-related portion of OTTI losses recognized fourth quarter 2008.  After these write-downs, the book value of our entire pooled trust preferred investments is now approximately $31 million.    This represents a fair value mark of 19 cents on the dollar for the entire portfolio.  In a worse case scenario were these investments to become worthless, the remaining after-tax impact to capital would be approximately $20 million.

The table below presents information pertaining to the non-credit impairment portion of OCI as of June 30, 2009:

(dollars in thousands)	Non credit-related
OTTI
Beginning Balance December 31, 2008	$19,087
Additions	27,043
Reductions	(1,022)
Ending Balance June 30, 2009	$45,108

    The Company utilizes third party valuation service for securities deemed other than temporarily impaired because these securities have insufficient observable market data available to directly determine prices.  The Company reviews the methodologies employed by the third party.  This includes a review of all relevant data inputs and the appropriateness of key model assumptions.  These assumptions included, but were not limited to:

•	Detailed credit and structural evaluation for each piece of collateral in the Collateralized Debt Obligations (“CDO”)
•
Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities). For collateral that has already defaulted, recovery rates from 10-15% were assumed. Additional defaults ranged from 0.7% to 5.2% for year one, from .07% to 2.7% for year two and 0.5% to 0.7% for year three. Based on the view that it was unlikely that financing would become available in the foreseeable future, no collateral prepays were assumed over the lives of the investments.

•
Terms of the CDO structure as established in the indenture:
1. the cash flow waterfall (for both principal and interest)
2. overcollateralization and interest coverage tests
3. events of default/liquidation
4. mandatory auction call
5. optional redemption
6. hedge agreement

•	Discounted cash flow modeling using discount rates ranging from 5.3% to 21.4%.
In its assessment of the credit-related OTTI recognized in earnings during the second quarter 2009 related to securities deemed other than temporarily impaired, the Company considered:

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

The new guidance from the FASB also requires a retrospective application to OTTI previously recorded in prior periods, that is, 2008.  Prior period OTTI attributed to noncredit factors must be reclassified from retained earnings to OCI.  In making this determination, the Company considered the factors used in prior periods to deem a security as other than temporarily impaired, which includes the factors listed above.  Given the economic backdrop at the time as well as all relevant factors, the Company applied judgment at the CUSIP level.  Based on this judgment, the credit portion of prior period OTTI ranged from 50% to 100% at the CUSIP level.  Using this methodology, on an overall basis, the credit portion of prior period OTTI was 76% and the noncredit portion was 24%.  Consequently, $19.1 million before tax was reclassified from retained earnings to OCI for the noncredit portion of prior period OTTI.

    The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income.

(dollars in thousands)	Three months ended June 30, 2009
Beginning balance, April 1, 2009	$ (7,785)
Additions to OTTI securities where no credit losses were
recognized prior to April 1, 2009	-
Additions to OTTI securities where credit losses have been
recognized prior to April 1, 2009	(7,136)
Ending balance, June 30, 2009	$ (14,921)

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired and restructured loans was $120.2 million on June 30, 2009.  The total balance of impaired loans with a specific valuation allowance at June 30, 2009 was $52.3 million.  The specific valuation allowance allocated to these impaired loans was $21.8 million.  The total balance of impaired loans without a specific valuation allowance was $67.9 million.

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

4.  SHAREHOLDERS’ EQUITY

On July 22, 2009, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on August 17, 2009 to shareholders of record on August 1, 2009.

On July 22, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $1,875,000 (being 5% times $150,000,000 times 25% or $12.50 per share) on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, as sole shareholder of record as of August 1, 2009, with such dividend payable on August 17, 2009.

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

In 2009, the Company further enhanced the Company's Dividend Reinvestment and Stock Purchase Plan which extended the 10% discount on reinvested dividends and new shares purchased under the plan until the earlier of the date on which a total of $75.0 million in voluntary cash contributions were received or December 31, 2009. Voluntary cash contributions could, as of April 21, 2009, be made in amounts up to $250,000 per month, an increase from the prior monthly limitation of $50,000.  During 2009, $68.5 million was raised under the Company’s Dividend Reinvestment and Stock Purchase Plan.  Approximately $72.8 million in capital was raised through the Plan since originally enhanced in November 2008.

Beginning on June 18, 2009, the Company accepted monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the Plan on or about the 17th of the following month, at the fair market value of the Company’s common stock on the investment date.

On June 12, 2009, the Company terminated the 10% discount for voluntary cash contributions and the $250,000 monthly maximum limit on voluntary cash contributions under the Dividend Reinvestment and Stock Purchase Plan.

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

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s dividend reinvestment plan, share compensation plans, share-based benefit plans, and employee stock purchase plan.  No shares have been repurchased since second quarter 2008 because the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimus stock repurchases.  These actions were taken in light of the current economic environment and have helped to preserve the Company’s capital ratios.  Under the terms of the TARP Capital Purchase Program, repurchases of shares of its common stock by the Company are restricted.

5. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

		Three Months Ended June 30,
	2009			2008
	Net	Average		Net	Average
(dollars in thousands,	Loss	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income (loss)	$ (7,548)	87,416	$ (0.09)	$ 27,214	79,514	$ 0.34
Preferred stock dividends
and accretion of discount	(2,095)	-	(0.02)	-	-	-
Net income (loss) available
to common shareholders	(9,643)	87,416	(0.11)	27,214	79,514	0.34

Diluted earnings per share
Effect of dilutive securities:
Options		-	-		1,112	-
Net income (loss) available to
common shareholders
plus assumed conversions	$ (9,643)	87,416	$ (0.11)	$ 27,214	80,626	$ 0.34

		Year-to-Date June 30,
	2009			2008
	Net	Average		Net	Average
(dollars in thousands,	Loss	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income (loss)	$ (3,749)	84,523	$ (0.04)	$ 48,807	72,353	$ 0.67
Preferred stock dividends
and accretion of discount	(4,149)	-	(0.05)	-	-	-
Net income (loss) available
to common shareholders	(7,898)	84,523	(0.09)	48,807	72,353	0.67

Diluted earnings per share
Effect of dilutive securities:
Options		-	-		734	-
Net income (loss) available to
common shareholders plus
assumed conversions	$ (7,898)	84,523	$ (0.09)	$ 48,807	73,087	$ 0.67

Certain stock options and restricted shares were not included in the computation of diluted earnings per share because the option exercise prices and restricted stock grant prices were greater than the average market price.  For the three months ended June 30, 2009, excluded stock options totaled 4,695,005 with exercise prices ranging from $7.30 to $21.49 per share, and excluded restricted shares totaled 11,558 shares with an average grant price of $19.22.  For the six months ended June 30, 2009, excluded stock options totaled 1,423,749 with exercise prices ranging from $17.67 to $21.49 per share, and excluded restricted shares totaled 34,081 shares with a grant price of $17.79 per share.

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

The Company has also identified several other operating segments. These are components of the Company which engage in business activities which earn revenues and generate expenses and for which operating results are reviewed by the Company’s chief operating decision maker for purposes of making decisions with regard to resource allocation and performance evaluation.  Individually, however, none of the operating segments meet the quantitative criteria set forth in the SFAS guidance on segment reporting.  A combination of operating segments with similar economic characteristics is evaluated in each interim and annual reporting period to determine whether any or a combination of operating segments meets the criteria for a reportable segment.  These characteristics include; the nature of products and services, the nature of their business processes, the types of customers, distribution methods, and the nature of the regulatory environment.  As a result of the qualitative assessment and the quantitative criteria, these operating segments have been determined to be non-reportable and are presented in the aggregate with the description “Other”.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Six Months Ended
	June 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated

Total assets	$ 9,654,775	$ 103,138	$ 9,757,913
Total deposits	6,811,654	-	6,811,654
Net interest income (loss)	123,073	(3,567)	119,506
Total non-interest income	15,997	20,732	36,729
Total non-interest expense	99,942	19,403	119,345
Net income (loss)	(1,909)	(1,840)	(3,749)

	As of and for the Six Months Ended
	June 30, 2008
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$ 9,172,101	$ 69,254	$ 9,241,355
Total deposits	6,083,717	-	6,083,717
Net interest income (loss)	124,958	(2,266)	122,692
Total non-interest income	30,147	21,965	52,112
Total non-interest expense	82,917	19,823	102,740
Net income (loss)	49,103	(296)	48,807

7.    SHARE-BASED COMPENSATION

At June 30, 2009, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2009, 3.2 million of these shares remain available for issuance.  The Company has 280,360 awards expiring during the next twelve months ending June 30, 2010.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $441,000 and $540,000, and a related income tax benefit of $154,000 and $189,000 were recognized for the three months ended  June 30, 2009 and 2008, respectively.  Share-based compensation expense of $879,000 and $1.0 million, and a related income tax benefit of $308,000 and $366,000 were recognized for the six months ended June 30, 2009 and 2008, respectively.  Total cash received during the six months ended June 30, 2009 for activity under the Plans was $533,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the six months ended June 30, 2009 and 2008 was $385,000 and $3.9 million, respectively.  The tax benefit recognized for option exercises during the six months ended June 30, 2009 and 2008 totaled $71,000 and $1.1 million, respectively.

As of June 30, 2009, there was $1.3 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.

8.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries as of June 30, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the six months ended June 30, 2009 and 2008 included the following components:

	Six Months Ended June 30,
	2009	2008

Service cost	$ 1,440,000	$ 836,670
Interest cost	1,018,000	911,516
Expected return on plan assets	(1,132,000)	(1,376,826)
Amortization of prior service cost	(258,000)	(257,918)
Amortization of unrecognized net actual loss	682,000	111,466
Net periodic benefit cost	$ 1,750,000	$ 224,908

The expected contribution to the pension plan for plan year 2009 is approximately $2.5 million.

Employees from the KNBT merger participated in multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition. These plans were terminated in the first quarter 2009 with no impact to current earnings.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), which replaces SFAS No. 162.  The statement establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities. The statement is effective for financial statements for interim and annual periods ending after September 15, 2009.  Following the statement, the FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change in the Codification.  The issuance of this statement is not expected to have a material effect on the Company or its financial reporting.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167).  The statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This statement is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009. The issuance of this statement is not expected to have a material effect on the Company or its financial reporting.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial (SFAS No. 166), which amends SFAS No. 140.  The statement addresses the information that a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The statement must be applied by the Company as of the beginning of 2010 for annual and interim reporting, and is not expected to have a material effect on the Company or its financial reporting.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to issue. The guidance requires that an entity recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  It also requires the disclosure of the date through which subsequent events have been evaluated.  The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 6, 2009, the date the financial statements are issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Interim disclosures about fair value of financial instruments

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of required disclosures about fair value to include interim reporting periods as well as annual financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009, but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company incorporated this guidance in its financial statements for the period ended June 30, 2009, without a material impact.

Other-Than-Temporary Impairment

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This statement amends the other-than-temporary impairments guidance in US GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  The FSP becomes effective for interim and annual reporting periods ending after June 15, 2009, but early adoption is permitted.  The Company elected to early adopt this FSP during the period ended March 31, 2009 and the results have been applied in the financial statements and disclosures included herein including a retrospective adjustment to equity. See Note 2. Investment Securities.

In January, 2009, the FASB issued FASB Staff Position No. EITF 99-20, Amendments to Impairment Guidance of EITF Issue No. 99-20, entitled Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets.  The intention was to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  For debt securities that are beneficial interests in securitized financial assets within the scope of Issue 99-20, an impairment is considered other than temporary if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows. The statement requires the use of market participant assumptions rather than reasonable management judgment of the probability of collecting all cash flows previously projected.  In a dislocated market, this can automatically result in an other-than-temporary impairment when the fair value is less than the cost basis. The FSP was effective for interim and annual reporting periods ending after December 15, 2008 and was applied in the financial statements and disclosures beginning December 31, 2008.  Its adoption was not material to the consolidated financial statements.

Determining Fair Value

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining The Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased  and Identifying Transactions that are Not Orderly. This statement provides additional guidance to SFAS No. 157, Fair Value Measurements, for estimating the fair value of financial assets when under those circumstances. The FSP becomes effective for interim and annual reporting periods ending after June 15, 2009, but early adoption is permitted.  The Company elected to early adopt this FSP during the period ended March 31, 2009 and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements.

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

10. LITIGATION

On December 5, 2008, National Penn Bank filed suit in the Berks County, Pa. Common Pleas Court against a former National Penn Bank employee and eight of the employee’s relatives to recover approximately $4.5 million in funds that National Penn alleges were wrongfully taken.  After a thorough investigation, National Penn determined that approximately $4.5 million of bank funds were stolen through a fraud scheme allegedly perpetrated by a supervisor in the loan accounting area, who allegedly manipulated accounts to avoid detection by ongoing internal bank audits and controls.  National Penn’s financial results for the fourth quarter 2008 included a special charge of $4.5 million for losses attributable to this fraud scheme.  National Penn is reviewing, and strengthening where necessary, its internal control procedures.  (See Part I, Item 4 of this Report.)  To date, National Penn’s counsel has succeeded in indefinitely freezing or otherwise attaching demand/deposit and retirement accounts, one safety deposit box, two vehicles and five properties, and National Penn Bank has already secured the return of approximately $60,000.  Additionally, the alleged perpetrators have forfeited to National Penn Bank various items of personal property which National Penn Bank has arranged to auction. National Penn is vigorously pursuing all available avenues, including insurance and civil claims, to recover the losses from the fraud to the maximum extent possible, and is cooperating with law enforcement authorities in their investigation.

Various other actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on National Penn’s financial position or results of operations.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $555.2 million at June 30, 2009.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

      In October 2008, the Company entered into interest rate swap contracts to modify the interest rate characteristics of designated subordinated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes.  The Company hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three years for hedges converting $75.0 million of floating-rate subordinated debt to fixed.  The fair value of these derivatives, totaling a $2.7 million liability at June 30, 2009, is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives.  Ineffectiveness of these swaps, if any, is recognized immediately in earnings.  The ineffective portion and the change in value of these derivatives resulted in no adjustment to current earnings for 2009.

Swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at June 30, 2009 and December 31, 2008 for the commercial loan swaps was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At June 30, 2009, the Company’s credit exposure relating to interest rate swaps was not material.

A summary of the Company’s interest rate swaps is included in the following table:

	As of June 30, 2009					As of December 31, 2008
		Estimated	Weighted-Average				Estimated
	Notional	Fair	Years to	Receive	Pay	Notional	Fair
(dollars in thousands)	Amount	Value	Maturity	Rate	Rate	Amount	Value

Interest rate swap agreements:
Pay fixed/receive variable swaps	$ 352,580	$(21,562)	4.83	1.78%	5.50%	$ 332,600	$(33,362)
Pay variable/receive fixed	277,580	18,873	5.50	6.11%	1.98%	257,601	30,124
Total swaps	$ 630,160	$ (2,689)	5.13	3.69%	3.95%	$ 590,201	$ (3,238)

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liability with a cost basis of $65.2 million.  The fair value as of June 30, 2009 was $52.5 million based on an unadjusted quoted price in an active market.  Other operating income includes a loss of $1.8 million and $2.2 million for the change in fair value of the subordinated debt for the periods ended June 30, 2009 and 2008, respectively.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company believes that by electing the fair value option for this financial instrument, it will positively impact the Company’s ability to manage interest rate risk.  Specifically, the Company believes that it will provide more comparable accounting treatment for this long-term fixed rate debt with the Company’s long-term fair valued assets for which the debt is a funding instrument, such as the long-term municipal bonds held in the Company’s investment portfolio.  In addition, at time of election it provided more consistent accounting treatment with the Company’s remaining subordinated debt liabilities, which are all variable rate, totaling $77.3 million.

This funding liability is a long-term, fixed rate liability with a long duration.  Since its origination, changing asset structures have led to shorter maturity and duration assets that in today’s environment no longer match up well with a long duration liability.  Fair valuing this liability will provide the restructuring flexibility to better match shorter duration assets with more comparable liabilities.  The Company evaluates its funding sources on a periodic basis to maximize its interest rate risk management effectiveness.  The Company considers the fair value option a mechanism to match its assets and liabilities and will consider it for similar liabilities in the future.

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

The types of instruments valued based on quoted market prices in active markets include most US government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2009
June 30, 2009
Assets
Investment securities available for sale	$ 6,064	$ 1,408,125	$ 89,966	$ 1,504,155
Interest rate locks	-	(79)	-	(79)
Interest rate swap agreements	-	18,873	-	18,873

Liabilities
Subordinated debt	$ 52,506	$ -	$ -	$ 52,506
Interest rate swap agreements	-	21,562	-	21,562

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
December 31, 2008
Assets
Investment securities available for sale	$ 27,397	$ 1,492,702	$ 73,700	$ 1,593,799
Interest rate locks	-	369	-	369
Interest rate swap agreements	-	30,124	-	30,124

Liabilities
Subordinated debt	$ 50,659	$ -	$ -	$ 50,659
Interest rate swap agreements	-	33,362	-	33,362

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	June 30, 2009	December 31, 2008
	Investment	Investment
	Securities	Securities
(dollars in thousands)	Available for Sale	Available for Sale
Assets
Beginning Balance	$ 73,700	$ 194,047
Total gains/(losses) - (realized/unrealized):
Included in other comprehensive income/(loss)	(694)	(29,027)
Purchases, issuances, and settlements	16,960	3,147
Transfer into Level 3 from KNBT and
Christiana	-	44,813
Transfer out to held to maturity	-	(139,280)
Ending balance	$ 89,966	$ 73,700

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
June 30, 2009	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Loans and leases held for sale	$ 23,326	-	-	$ 23,326
Impaired loans, net	-	-	98,438	98,438

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
December 31, 2008	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Loans and leases held for sale	$ 3,605	$ -	$ -	$ 3,605
Impaired loans, net	-	-	27,510	27,510

Impaired and restructured loans totaled $120.2 million with a specific reserve of $21.8 million at June 30, 2009, compared to $32.6 million with a specific reserve of $5.1 million at December 31, 2008. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Equipment and receivables if a material component of the collateral base may be performed by industry experts hired by the Credit function.  Appraised value estimates and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

             The estimation methodologies, resulting fair values and recorded carrying amounts at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$ 348,371	$ 348,371	$ 195,830	$ 195,830
Investment securities available for sale	1,504,155	1,504,155	1,593,799	1,593,799
Investment securities held to maturity	653,184	618,282	326,090	284,608

The fair value of cash and cash equivalents equals historical book value.  The fair value of investment securities is described and presented above under SFAS No. 157 guidelines.

For June 30, 2009 and December 31, 2008, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Net loans (excluding loans held for sale)	$ 6,185,210	$ 5,979,722	$ 6,228,263	$ 6,212,367

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

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Deposits with stated maturities	$ 2,882,734	$ 2,901,986	$ 2,636,713	$ 2,675,644
Repurchase agreements, federal funds
purchased and short-term borrowings	683,409	683,409	651,307	651,307
Long-term borrowings	842,169	915,634	955,983	1,022,885
Subordinated debt	129,827	129,827	127,980	127,980

            The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $2.7 million loss at June 30, 2009 and a $3.2 million loss at December 31, 2008.

13.  STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Interest	$ 86,446	$ 110,274
Taxes	-	27,616

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2009	2008
Transfers of loans to other real estate	$ 368	$ 996
Other than temporary impairment investments	40,942	-
Dividends accrued not paid on preferred stock	521	-
Non-cash share based compensation plan transactions	-	2,865
Transfer of investment securities from available-for-sale
to held to maturity	251,711	139,280

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Details of acquisition:
Fair value of assets acquired	$ -	$ 3,160,123
Fair value of liabilities assumed	-	(2,664,059)
Stock issued for acquisitions	-	(484,574)
Cash paid for acquisitions	-	11,490
Cash and cash equivalents acquired with acquisitions	-	47,916
Cash equivalents received in excess of cash
paid for businesses acquired	$ -	$ 36,426

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the quarter ended June 30, 2009, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

       There have been no material changes in the Company’s critical accounting policies, judgments and estimates including assumptions or estimation techniques utilized, other than those described in Note 2, as compared to the Company's most recent Annual Report on Form 10-K.

National Penn tests for goodwill impairment on an annual basis at June 30th of each  year. Our impairment testing for goodwill and intangibles was completed at June 30, 2009 by our outside independent consultant. Although no indication or determination of goodwill or intangible impairment at National Penn at that date was evident, management will continue to monitor events that could impact this conclusion in future periods.

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

At June 30, 2009, National Penn was one of the largest banking companies headquartered in eastern Pennsylvania. At June 30, 2009, it operated 119 community banking offices throughout thirteen counties in eastern Pennsylvania, 5 community offices in Centre County, Pennsylvania, 1 community office in Cecil County, Maryland, and 2 community offices in Delaware.

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

Overview

For the three months ended June 30, 2009, the Company recorded a net loss after dividends paid on our preferred stock totaling $9.6 million, ($7.5 million before preferred dividend and accretion of warrants), representing a $36.9 million or 135.4% decrease as compared with net income available to common shareholders of $27.2 million over the same 2008 period.  For the six months ended June 30, 2009, the Company recorded a net loss after dividends paid on our preferred stock totaling $7.9 million, ($3.7 million before preferred dividend and accretion of warrants), a $56.7 million or 116.2% decrease as compared with net income available to common shareholders of $48.8 million over the same 2008 period.  Diluted loss per share after dividends paid on our preferred stock was $(0.11) for the three month period ending June 30, 2009, a $0.45 or 132.4% decrease over the same period in 2008. Diluted loss per share after dividends paid on our preferred stock was $(0.09) for the six month period ending June 30, 2009, a $0.76 or 113.4% decrease over the same period in 2008.  Core diluted earnings per share available to common shareholders were $0.07 for the six month period ended June 30, 2009, compared to $0.69 for the same period in 2008, a 89.9% decrease.

At June 30, 2009, the annualized return on average shareholders’ equity and annualized return on average assets were (0.64)% and (0.08)%, respectively,  compared to 10.48% and 1.16% for the comparable period in 2008.  The annualized return on average tangible equity and average tangible common equity was (1.27)% and (1.67)%, respectively, as of June 30, 2009 and 22.77% at June 30, 2008.

 This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  National Penn’s management uses these non-GAAP measures in its analysis of National Penn’s performance.  One such measure, annualized return on average tangible equity, excludes the average balance of acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity.  Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution.  The other such measure, core net income (or core earnings), excludes the effects of non-core, after-tax unrealized gains and losses.  Management believes the presentation of these financial measures, excluding the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.  In the case of annualized return on average tangible equity, it provides a method to assess management’s success in utilizing the company’s tangible capital.  In the case of core net income (or core earnings), it provides a method to assess earnings performance excluding one-time items.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP core earnings performance measure to the GAAP performance measure of net income and diluted earnings per share.

	Six Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2008
Net Income (loss) available to common shareholders	$ (7,898)	$ 48,807
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	1,201	1,398
After tax other than temporary impairment charge
on investments	9,699	-
After tax special FDIC assessment	3,006
Core net income	$ 6,008	$ 50,205

Basic earnings (loss) available to common shareholders	$ (0.09)	$ 0.67
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	0.01	0.02
After tax other than temporary impairment charge
on investments	0.11	-
After tax special FDIC assessment	0.04
Core diluted earnings per share	$ 0.07	$ 0.69

The following table reconciles the non-GAAP performance measure, annualized return on average tangible equity, to the GAAP performance measure, annualized return on average shareholders’ equity:

	Six Months Ended June 30,
(dollars in thousands, percentages annualized)	2009	2008
Return on average shareholders' equity	(0.64)%	10.48%
Effect of goodwill and intagibles	(0.63)%	12.29%
Return on average tangible equity	(1.27)%	22.77%
Effect of Preferred Stock	(0.40)%	0.00%
Return on average tangible common equity	(1.67)%	22.77%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$ 1,187,909	$ 936,549
Average goodwill and intangibles	(591,698)	(505,498)
Average tangible equity	$ 596,211	$ 431,051
Average common equity	1,043,400	936,549	*
Average tangible common equity	451,702	431,051
* No preferred stock was issued as of June 2008

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of June 30, 2009 and December 31, 2008

Assets

The Company’s total assets were $9.76 billion at June 30, 2009, an increase of $354.5 million or 3.8% from the $9.40 billion at December 31, 2008. The increase was primarily the result of total cash and cash equivalents increasing $152.5 million or 77.9% to $348.4 million, as compared to $195.8 million total at December 31, 2008.  In addition, the Company’s total investment portfolio, including both held to maturity and available for sale instruments increased $237.5 million or 12.4% to $2.16 billion, as compared with $1.92 billion at December 31, 2008.  Gross loans, including loans held for sale were $6.31 billion at June 30, 2009 essentially unchanged when compared to $6.32 billion at December 31, 2008.  Total new loans originated during the second quarter 2009 were $356.9 million, offset by $263.1 million in loan payments, $25.5 million in charge-offs, and $126.5 million in self-originated mortgage loans sold to the secondary market.

The primary reason for the increase in total cash and due from banks was a result of significant customer deposit growth as a result of which, the Company achieved higher than expected liquidity. The growth in the Company’s total investment portfolio was primarily the result of replacing maturing securities, maintaining pledging requirements and employing a portion of the liquidity provided by the increase in deposits.  Loan activity reflects the fact that customers, both retail and commercial, are sitting on the sidelines waiting for signs of a better economic environment.

 As of June 30, 2009, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities are substantially collateralized by residential real estate. This represents $966.0 million or 15.3% of total loans.
•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.04 billion or 16.4% of total loans. The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.

•	Commercial loans were $4.31 billion or 68.3% of the total loan portfolio. This category includes commercial real estate, commercial construction and commercial and industrial loans.

Investment securities (including both available-for-sale and held-to-maturity) totaled $2.16 billion at June 30, 2009, a 12.4% increase from December 31, 2008. The Company intends to maintain a level of investment securities that is sufficient to maintain its pledging and collateralized borrowing requirements.

The Company early adopted FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/(loss) (“OCI”). Refer to Note 2, Investment Securities for a further discussion of securities impairment.

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

Allowance for Loan and Lease Losses and Non-Performing Assets

             Management conducts a quarterly analysis of the loan portfolio which includes any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount which would be adequate to absorb probable losses contained in the loan portfolio and results in the adjustment of the allowance for loan and lease losses (“ALLL”).  The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.  During the second quarter 2009 analysis of the ALLL, a variety of factors were considered, some of which included:

•	General economic conditions;
•	Trends in charge-offs for each loan type;
•	The level of delinquent and nonperforming assets, including loans over 90 days delinquent and impaired loans;
•	A review of portfolio concentration of any type, either customer, industry loan type, collateral or risk grade; and
•	Levels of criticized loans.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	06/30/09	12/31/08	12/31/07	12/31/06	12/31/05

Specific reserves	$ 21,780	$ 5,086	$ 613	$ 1,307	$ 1,716
Allocated reserves	66,974	72,368	54,162	56,787	52,189
Unallocated reserves	9,559	6,552	122	212	2,159
	$ 98,313	$ 84,006	$ 54,897	$ 58,306	$ 56,064

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	06/30/09	12/31/08	12/31/07	12/31/06	12/31/05

Nonperforming loans	$ 122,981	$ 35,586	$ 15,285	$ 8,648	$ 12,144
Nonperforming loans to total loans	1.95%	0.56%	0.39%	0.24%	0.40%
Delinquent loans	$ 26,960	$ 20,782	$ 7,041	$ 8,196	$ 3,399
Delinquent loans to total loans	0.43%	0.33%	0.18%	0.23%	0.11%
Classified loans	$ 375,842	$ 196,349	$ 68,970	$ 66,390	$ 74,756
Classified loans to total loans	5.96%	3.11%	1.78%	1.83%	2.45%
Tier 1 capital and ALLL	$ 907,913	$ 825,628	$ 454,063	$ 423,390	$ 374,478
Classified loans to tier 1 capital and ALLL	41.40%	23.78%	15.19%	15.68%	19.96%
Total gross loans	$ 6,306,849	$ 6,315,874	$ 3,875,253	$ 3,631,937	$ 3,049,808

Specific Reserve

The first element of the ALLL is an estimation of losses specific to individual impaired loans.  In this process, specific reserves are established based on an analysis of the most probable sources of repayment, primarily liquidation of collateral and also  the market value of the loan itself.  The specific allowances related to impaired loans are set forth in the previous table detailing the components of the ALLL.  Specific reserves fluctuate based on changes in the underlying loans and charge-offs.

Allocated Reserves

               The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to a ten-point quality matrix.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.

During the second quarter 2009, management further refined its methodology for establishing the allocated reserve.  For each homogeneous pool of loans, a historical loss factor is calculated by averaging net charge-off ratios (actual and projected) over five 12-month periods from the current quarter-end for a total of sixty months.  The factor is then multiplied by the current quarter’s non-criticized and non-classified loan balances.

In addition, environmental factors are considered for areas of concern that cannot be fully quantified in the allocation based on historical net charge-off ratios.  Environmental factors include:

•	Economic outlook
•	Trends in delinquency and problem loans
•	Trends in loan volume
•	Effects of changes in lending policy
•	Experience, ability, and depth of lending management
•	Concentrations of credit
•	Board and Loan Review oversight
•	Competition and other external factors

More weight was placed on the dollar levels of criticized and classified assets in the allocated reserve in the second quarter 2009, when applying these environmental factors.

The Company evaluates the ALLL methodology for appropriate enhancements.  During the third quarter of 2008, the Company made adjustments to its methodology which added quantitative factors to the measurements to these environmental factors.  These adjustments resulted in a redistribution of the allocated and unallocated reserves.   It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in the previous table detailing the components of the ALLL.

                The Company’s net charge-offs were $40.7 million for the six months ended June 30, 2009 compared to the $6.3 million net charge-offs during the same six month period in 2008.  The increase is the result of increased charge-offs in the Commercial, Financial and Agricultural category, the Real Estate Construction and Consumer Private Banking product lines.  This increase in charge-offs in these sectors is a direct result of the economic downturn in both the national and regional economy.  When annualized, the six months of 2009 and 2008 had net charge-off rates expressed as a percentage of total loans of 1.29% and 0.20% respectively.

                As referenced in the asset quality table, the levels of delinquency and nonperforming loans have trended upward for the periods presented.  These are primary factors in the determination of the ALLL as described previously.  At June 30, 2009, nonperforming loans totaled $123.0 million as compared with $35.6 million and $15.3 million at December 31, 2008 and 2007, respectively.  When compared to total loans, nonperforming loans have risen from 0.39% at December 31, 2007 to 1.95% at June 30, 2009.  Increases within the Commercial, Financial and Agricultural category and Real Estate Construction areas were the product categories primarily responsible for the increases.

                 Delinquent loans at June 30, 2009 were $27.0 million, compared to $20.8 million at December 31, 2008. Delinquent loans equaled 0.47% and 0.33%, of total loans as of the aforementioned dates, respectively.   Delinquent loans are considered performing loans and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming loans).  Since delinquency often precedes charge-off, and delinquent loans are reviewed for possible risk classification changes, the ALLL is sensitive to increases in this category.

                Classified loan balances have a direct impact on the ALLL.  As of June 30, 2009, classified loans relative to total loans amounted to 5.96%, as compared with 3.11% at December 31, 2008, and 1.78% at December 31, 2007.  The increased level of classified loans in 2009 recognized increased portfolio risk levels associated with the economic slowdown.  Management also finds it relevant to compare classified loans to Tier 1 capital, including the ALLL.  This ratio at year end 2008 was 23.78% as compared to 41.40% at June 30, 2009.

Unallocated Reserve

                 The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  The unallocated reserve decreased from March 2009 to June 2009 due to allocations for higher historical losses and a higher percentage allocated to qualitative factors for internal and external influences.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolios.

               The Company considers overall adequacy subsequent to acquisitions.  Historical factors have been updated where appropriate to reflect the relevant experience of the acquired portfolios prior to the merger.

Allowance Adequacy

                Based on the Company’s quarterly analysis of the ALLL, the Company made a provision for the second quarter 2009 of $37.5 million.  This represents an increase of $20.0 million as compared to the provision for the quarter ended March 31, 2009.  Company management believes that the ALLL of $98.3 million, or 1.56% of total loans and leases at June 30, 2009, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

                The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

(dollars in thousands)	June 30,	December 31,
	2009	2008
Restructured loans	$603	$623
Nonaccrual loans and leases	119,615	31,972
Impaired and resturctured loans	120,218	32,595

Loans past due 90 or more days as to interest or principal	2,763	2,991
Total non-performing loans	122,981	35,586
Other real estate owned	1,359	1,552
Total non-performing assets	$124,340	$37,138

Total loans and leases, including loans held for sale	$6,306,849	$6,315,874

Average total loans and leases	$6,368,928	$5,936,805

Allowance for loan and lease losses	$98,313	$84,006

Allowance for loan and lease losses to:
Non-performing assets	79.07%	226.20%
Total loans and leases	1.56%	1.33%
Average total loans and leases	1.54%	1.42%

An analysis of loan and lease charge-offs for the three and six months ended June 30, 2009 compared to 2008 is as follows:

	For Six Months Ended		For Three Months Ended
(dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Net charge-offs	$ 40,718	$ 6,260	$ 25,460	$ 3,700

Net charge-offs (annualized) to:
Total loans and leases	1.29%	0.20%	0.81%	0.24%
Average total loans and leases	1.28%	0.22%	0.80%	0.25%
Allowance for loan and lease losses	82.80%	15.30%	60.60%	18.13%

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

Liabilities

Liabilities totaled $8.54 billion at June 30, 2009 an increase of $317.9 million or 3.9% compared to liabilities of $8.22 billon at December 31, 2008. Aggregate deposits, the primary source of the Company’s funds, increased $421.8 million or 6.6% to $6.81 billion at June 30, 2009 as compared with $6.39 billion at December 31, 2008. The increase in interest earning deposits is a reflection of both the Company’s attractive deposit products and the economic environment, causing consumers to be conservative in their approach to investing and to seek safety. The Company’s deposit growth has outpaced its loan growth, leaving it with an increase in cash of $165.9 million compared to December 31, 2008. These funds are temporarily invested in short-term low yield vehicles, thereby reducing the Company’s net interest margin in second quarter 2009. As loan yields have remained steady, the Company expects to see the net interest margin improve in the latter part of 2009 as these funds are utilized for loans and further debt reduction.

In addition to deposits, earning assets are funded to an extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations and subordinated debt. In the aggregate, these funds totaled $1.66 billion at June 30, 2009, a decrease of $79.9 million or 4.6% over $1.74 billion at December 31, 2008.   The Company reduced long-term borrowings to $842.2 million, a $113.8 million or 11.9% decrease as compared to $956.0 million at December 31, 2008.  The Company utilized a portion of its increased liquidity to reduce debt.

Shareholders’ Equity

Shareholders’ equity increased $36.6 million or 3.1% to $1.22 billion at June 30, 2009 compared to December 31, 2008. Common stock increased $69.8 million or 7.0% to $1.07 billion primarily due to the Company approved enhancements to its Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the Plan. During the second quarter 2009, the Company raised $52.2 million in tangible common equity through the Plan.  Since November 2008, the Company has raised $72.4 million in tangible common equity through capital strategy initiatives.  On June 12, 2009, the Company announced on Form 8-K the discontinuation of the discounted purchase options and other temporary enhancements to this Plan.

At June 30, 2009 accumulated other comprehensive income (loss) decreased $20.6 million or 63.5% compared to December 31, 2008.  The primary reason for the decrease was the Company’s early adoption of FAS 115-2 and FAS 124-2. Based on the guidance of FAS 115-2 and FAS 124-2 and upon a detailed internal evaluation, the Company retrospectively reclassified $12.4 million after tax of previously recognized OTTI from 2008, back into retained earnings.  This action recognized the amount of non-credit loss as a reduction of the total impairment loss which occurred in 2008. The reclassification increased retained earning and decreased accumulated other comprehensive income (loss). Utilizing the guidance of FAS 115-2 and FAS 124-2, the Company recognized an additional $16.9 million after tax as a non-credit loss for the six months ended June 30, 2009. This also decreased accumulated other comprehensive (loss) income.  Dividends, declared and accrued, reduced retained earnings by $21.7 million during the six months ended June 30, 2009.

Results of operations for the six months ended June 30, 2009 and 2008

Net Interest Income

Net Interest Income

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the three months ended June 30, 2009 was $60.9 million, a decrease of $5.4 million or 8.2%, compared to the $66.3 million for the same 2008 period.  Net interest income for the six months ended June 30, 2009 was $119.5 million, a decrease of $3.2 million or 2.6%, compared to the $122.7 million for the same 2008 period. The primary reason for the decline in net interest income for both periods is that the growth in interest-bearing liabilities has exceeded the growth in interest-earning assets.  For the three month and six month period ending June 30, 2009, growth in average interest bearing liabilities exceeded average interest-earning assets by $268.4 million and $223.4 million, respectively.

Interest income for the three months ended June 30, 2009 was $105.6 million, a $13.9 million or 11.6% decrease as compared with $119.5 million for the same period in 2008.  Interest income for the six months ended June 30, 2009 was $211.6 million, an $18.3 million or 8.0% decrease as compared with $229.9 million for the same period in 2008. The primary reason for the decline in interest income in both periods was that the interest revenue attributable to the increase in average earning assets was more than offset by a decrease in yield as the general level of interest rate declined late 2008 and early 2009. The increased levels of nonperforming assets also contributes to the decrease in interest income.

Interest expense for the three months ended June 30, 2009 was $44.8 million, a decrease of $8.5 million or 15.9% compared to $53.2 million for the three months ended June 30, 2008.  Interest expense for six months ended June 30, 2009 was $92.1 million, a decrease of $15.1 million or 14.1% compared to $107.2 million for the six months ended June 30, 2008. The primary reason for the decrease in interest expense in both periods was that with strong liquidity, the Company employed a strategy of pricing deposit and corporate cash management accounts less aggressively.

The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Margin*

	Six Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest bearing balances with banks
and federal funds sold	$ 36,137	$ 45	0.25%	$ 23,478	$ 498	4.27%
Investment securities*	1,959,772	51,643	5.31%	1,861,575	51,593	5.57%
Total loans and leases*	6,366,097	171,401	5.43%	5,662,108	187,300	6.65%
Total earning assets	$ 8,362,006	$ 223,089	5.38%	$ 7,547,161	$ 239,391	6.38%

Interest-bearing liabilities
Interest bearing deposits	$ 5,942,152	$ 62,022	2.10%	$ 4,961,399	$ 72,365	2.93%
Short-term borowings	652,156	6,652	2.06%	682,462	10,604	3.12%
Long-term borrowings	1,033,620	23,415	4.57%	1,099,673	24,245	4.43%
Total interest-bearing liabilities	$ 7,627,928	$ 92,089	2.43%	$ 6,743,534	$ 107,214	3.20%

INTEREST RATE MARGIN**		$ 131,000	3.16%		$ 132,177	3.52%
Tax equivalent interest		(11,494)	-0.28%		(9,485)	-0.25%
Net interest income		$ 119,506	2.88%		$ 122,692	3.27%

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

	Six Months Ended
(dollars in thousands)	June 30, 2009 over 2008
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest bearing deposits in banks and fed funds sold	$ 175	$ (628)	$ (453)
Investment securities	2,571	(2,521)	50
Total loans and leases	21,291	(37,190)	(15,899)
Total interest income	$ 24,037	$ (40,339)	$ (16,302)
Interest Expense:
Interest bearing deposits	$ 12,524	$ (22,867)	$ (10,343)
Short-term borrowings	(455)	(3,497)	(3,952)
Long-term borrowings	(1,526)	696	(830)
Total interest expense	$ 10,543	$ (25,668)	$ (15,125)
Increase (decrease) in net interest income	$ 13,494	$ (14,671)	$ (1,177)

Net interest income, on a full taxable equivalent basis, decreased $1.2 million in the first six months of 2009, as compared to the same period in 2008.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate had a negative impact in that decreases in interest income from lower rates on assets were greater than the decreases in rates on interest-bearing liabilities.  The growth in interest-earning assets and interest-bearing liabilities resulted from organic growth.

Net interest margin on a full taxable equivalent basis, defined as net interest income divided by total interest earning assets, was 3.16% during the six months ended June 30, 2009 compared to 3.52% during the six months ended June 30, 2008.  The margin was impacted by rates on earning assets declining at a faster pace than rates on interest bearing liabilities, the associated impact of increases in non-performing loans, and the reduced impact of KNBT’s fair value purchase accounting marks accretion into net interest income.

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to current earnings was $37.5 million for the three months ended June 30, 2009, a $33.8 million increase as compared to a provision for loan losses of $3.7 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, the provision for loan losses was $55.0 million, a $47.9 million increase over the $7.1 provision for the same period in 2008. The increase is primarily due to increased non-accruing loans and the inherent risk of our commercial loan portfolio. For a complete analysis of allowance for loan loss please see “Allowance for Loan Losses and Non-Performing Assets” above.

Non-Interest Income

Non-interest income was $21.5 million for the three months ended June 30, 2009 a $6.4 million or 22.9% decrease as compared with $27.9 million over same period in 2008.  Non-interest income was $36.7 million for the six months ended June 30, 2009 a $15.4 million or 29.5% decrease as compared with $52.1 million over same period in 2008.  The primary reason for the decrease in non-interest income was a pre-tax unrealized loss of $7.1 million and $14.9 million, respectively, resulting from an other-than-temporary impairment charge on the Company’s CDO’s for the three and six months ended June 30, 2009.

Wealth management income decreased $1.3 million and $2.3 million, respectively for the three and six month period ending June 30, 2009 over the same periods last year.  This decrease is a result of the sustained overall decline of financial markets.  Mortgage banking income increased $1.9 and $3.7 million, respectively, for the three and six month periods ending June 30, 2009 over the comparable periods in 2008. The Company attributes this increase to the lower interest rate environment and the resultant refinance market. Cash management and electronic banking fees increased $280,000 and $1.0 million, respectively for the three and six month periods ending June 30, 2009 over the comparable 2008 periods.  The primary reason for the increase was increased customer penetration.   Insurance commissions and service charges on deposit accounts were essentially unchanged when comparing the three and six month periods ending June 30, 2009 with 2008.

Non-Interest Expense

Non-interest expense was $62.6 million for the three months ended June 30, 2009, an $8.8 million or 16.4% increase as compared with $53.8 million over same period in 2008.  Non-interest expense was $119.3 million for the six months ended June 30, 2009, a $16.6 million or 16.2% increase as compared with $102.8 million over same period in 2008.  The increase in non-interest expense for both the three and six month period ending June 30, 2009 over the comparable 2008 periods was primarily the result of a special FDIC assessment of $4.6 million and a $1.5 million prepayment penalty on the early retirement of long-term borrowings.  The FDIC special assessment was in addition to the increased premiums incurred in 2009.  The early retirement of the long-term borrowing will generate a positive return over the original maturity period of the borrowings.

Income Tax Expense

The Company’s income tax expense decreased $19.6 million to $(10.2) million for the three months ended  June 30, 2009 compared to $9.4 million for the same period in 2008. For the six months ended June 30, 2009, the Company’s income tax expense decreased $30.5 million to $(14.4) million compared to $16.1 million for the same period in 2009. The Company’s effective tax rate was negative at June 30, 2009 due to the net loss, and due to tax advantaged income.

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

The Company employs a diverse capital raising strategy which may include acquisition of additional equity capital. During 2008, the Company completed the sale of its senior preferred stock totaling $150 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program. In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share. In fourth quarter 2008, the Company enhanced its Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide a 10% discount on dividends reinvested as well as for new voluntary cash purchases made under the Plan. Voluntary cash contributions could be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000. In April 2009, the Company amended this Plan again, raising the limit on voluntary monthly cash contributions to $250,000. The Company terminated the enhanced Plan provisions in June 2009 earlier than originally anticipated, due to the success of this capital raising effort as demonstrated by our receipt of a total of $72.4 million in new common equity, $52.2 million of which was raised in the second quarter of 2009.

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

The Company’s largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate and institutional banking activities. The Company also utilizes wholesale funding that comes from a diverse mix of short and long-term funding sources. Wholesale funding is defined here as funding sources outside our core deposit base, such as correspondent bank borrowings including the Federal Reserve Bank of Philadelphia (FRB) or brokered CDs. In 2008, the Company opted into the FDIC’s Temporary Liquidity Guarantee Program. This program provides unlimited deposit insurance for non interest-bearing transaction accounts, as well as an opportunity for FDIC-guaranteed unsecured borrowing. The program is set to expire December 31, 2009.

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

 As measured using the Consolidated Statement of Cash Flows, for the quarter ended June 30, 2009, the Company provided $152.5 million in net cash and equivalents versus providing $93.9 for the quarter ended June 30, 2008.

Net cash provided by operating activities was $40.0 million at June 30, 2009 and $42.5 million at June 30, 2008.  During 2009, the Company increased loan provision by $47.9 million to $55.0 million from $7.1 million in 2008.

Cash used by investing activities at June 30, 2009 increased to $276.8 million from $198.3 million at June 30, 2008.  Purchase of investment securities available for sale and held to maturity totaled $495.6 million as compared with a total of $172.3 at June 30, 2008. Net cash used for loans and leases decreased $273.4 million at June 30, 2009 over the same 2008 period, reflecting reduced demand due to the economic environment. The Company expects flat or modest growth in net loan outstandings for the rest of 2009.

Cash provided by financing activities was $389.3 million at June 30, 2009 versus $249.8 million at June 30, 2008. The largest source of financing funds in 2009 was the net increase in customer deposits and proceeds from the issuance of shares under the aforementioned enhanced Dividend Reinvestment and optional cash purchase program.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, overall credit risk, operating income, operating costs, and available capital. The Company’s Asset/Liability Committee ("ALCO") includes the Company's President and senior officers in various disciplines including Treasury, Finance, Commercial Lending, Retail Lending, and Marketing. An independent member of the Board of Directors, on a rotating basis, attends ALCO meetings. The Committee reports to the Board on its activities to monitor and manage interest rate risk through Director’s Enterprise Risk Management Committee.

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

ALCO's principal focus is net interest income at risk. The Company utilizes a net interest margin shock simulation model as one method to identify and manage our interest rate risk profile. The model measures projected net interest income "at-risk" and anticipated resulting changes in net income and economic value of equity. The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates our market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model has proven to be an important guidance tool for ALCO. The following table sets forth the results of this model for National Penn Bank and Christiana, the principal entities exposed to market risk, at June 30, 2009.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at June 30, 2009:

			Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years	Total
Interest-earning assets:
Interest bearing deposits	$ 25,630	$ -	$ -	$ -	$ 25,630
Investment securities	239,607	363,164	599,363	955,205	2,157,339
Loans and Leases (1)	2,667,072	937,191	2,083,122	619,465	6,306,849
Total interest-earning assets	$ 2,932,309	$ 1,300,355	$ 2,682,485	$ 1,574,669	$ 8,489,818
Cumulative total interest-
earning assets	$ 2,932,309	$ 4,232,664	$ 6,915,148	$ 8,489,818	$ 8,489,818
Interest bearing liabilities:
Interest bearing deposits	$ 4,160,441	$ 1,393,503	$ 514,281	$ 1,831	6,070,056
Borrowed funds	590,930	66,817	339,307	528,523	1,525,578
Subordinated debt	77,321	-	-	52,506	129,827
Total interest-bearing
liabilities	$ 4,828,693	$ 1,460,321	$ 853,588	$ 582,860	$ 7,725,461
Cumulative total interest-
bearing liabilities	$ 4,828,693	$ 6,289,013	$ 7,142,601	$ 7,725,461	$ 7,725,461
Interest-earning assets
less interest bearing
liabilities	$ (1,896,383)	$(2,056,349)	$ (227,452)	$ 764,357	$ 764,357
Cumulative interest-rate
sensitivity gap	$ (1,896,383)	$(3,952,733)	$(4,180,185)	$ (3,415,828)

(1)			Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the first half of 2009. The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

      Interest rate sensitivity is a function of the way the Company’s assets and liabilities reprice. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. Based on the Company’s gap position as reflected in the above table, current accepted theory would indicate that net interest income would increase in a falling rate environment and would decrease in a rising rate environment. An interest rate gap table does not, however, present a complete picture of the impact of interest rate changes on net interest income. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent. Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Fourth, assumptions must be made to construct such a table. For example, non-interest bearing deposits are assigned a repricing interval within three months, although history indicates a significant amount of these deposits will not move into interest bearing categories regardless of the general level of interest rates. Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

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

At the current level of interest rates, the Company’s Economic Value of Equity has some exposure to a movement in rising rates due to the amount of repriceable liabilities in the short-term and the optionality of the financial instruments on both sides of the balance sheet. Optionality exists because customers have choices regarding their deposit accounts or loans. For example, if a customer has a fixed rate mortgage, he/she may choose to refinance the mortgage if interest rates decline. One way to reduce this option risk is to sell the Company’s long-term fixed rate mortgages in the secondary market.

The calculated estimates of change in MVPE at June 30, 2009 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$ 930,922	-18.10%
+ 200 basis point rate shock	1,008,949	-11.20%
+ 100 basis point rate shock	1,084,374	-4.60%
base case	1,136,269	0.00%
- 100 basis point rate shock	1,151,398	1.30%
- 200 basis point rate shock	1,122,492	-1.20%
- 300 basis point rate shock	1,083,123	-4.70%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)
	June 30,2009		June 30, 2008
Change in	Change in	Change in	Change in	Change in
Interest Rates	Net Income	Net Income	Net Income	Net Income
(in basis points)
+ 300	$ 6,238	14.73%	$ (11,637)	-10.43%
+ 200	3,381	7.98%	(7,029)	-6.30%
+ 100	576	1.36%	(2,507)	-2.25%
- 100	457	1.08%	(992)	-0.89%
- 200	(4,200)	-9.92%	(9,455)	-8.47%
- 300	(9,536)	-22.52%	(15,226)	-13.65%

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2009:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$ 43,722	$ 6,784	$ 10,253	$ 6,939	$ 19,746
Remaining contractual maturities of time deposits	2,882,734	2,376,949	436,231	64,713	4,841
Loan commitments	1,748,668	1,049,042	132,564	34,683	532,379
Long-term borrowed funds	842,170	129,123	172,676	54,500	485,871
Guaranteed preferred beneficial interests in Company's
subordinated debentures	129,827	-	-	-	129,827
Letters of credit	173,146	119,561	43,250	10,335	-
Dividends on Preferred Stock*	103,125	7,500	15,000	16,500	64,125
Total	$ 5,923,392	$ 3,688,959	$ 809,974	$ 187,670	$ 1,236,789

* Term is unlimited; assumed 10 year term for this table.

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at June 30, 2009.

CAPITAL LEVELS

The following table sets forth capital ratios for the Company and its banking subsidiaries:

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008

The Company	8.80%	8.50%	11.31%	10.65%	12.56%	11.85%
National Penn Bank	7.59%	7.90%	9.79%	10.00%	11.04%	11.19%
Christiana	7.93%	10.20%	11.18%	11.82%	12.44%	13.07%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company’s capital ratios above compare favorably to the minimum required amounts of Tier 1 and total capital to “risk-weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulators.  At June 30, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  In order for the Company to be considered “well capitalized”, as defined by banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2009, National Penn Bank and Christiana each also met the criteria for a well capitalized institution. Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to meet the minimum capital requirements in the foreseeable future.

For further discussion of the Company’s capital levels, please see Note 4.

The Company has not received any recommendations from the regulatory authorities which, if they were to be implemented, would have a material effect on capital resources of the Company, National Penn Bank or Christiana.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities
Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.

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

National Penn considers its internal control over financial reporting to be a subpart of its disclosure controls and procedures.  In accordance with regulations of the Securities and Exchange Commission, National Penn’s management evaluates National Penn’s disclosure controls and procedures at the end of each quarter, while it assesses the effectiveness of its internal control over financial reporting at the end of each year.  A determination that internal control over financial reporting is not effective necessitates remediation and subsequent testing for effectiveness before the next annual formal assessment of effectiveness takes place.  Of necessity, such an assessment precludes a finding that disclosure controls and procedures are effective until such later time as, after remediation and subsequent testing, internal control over financial reporting is assessed at year-end as being effective.

 As disclosed in management’s report on internal control over financial reporting, filed in National Penn’s Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of National Penn’s internal control over financial reporting as of December 31, 2008 identified two control deficiencies that, in combination, constituted a material weakness. These were: (a) inadequate segregation of duties consistent with control objectives, and (b) inadequate controls limiting access to National Penn’s computer systems in retail loan accounting and other support areas. Accordingly, National Penn’s management concluded that National Penn’s internal control over financial reporting was not effective as of December 31, 2008.

Due to the material weakness identified as of December 31, 2008, which, as discussed below, is in the remediation and testing process, National Penn’s management concluded that National Penn’s disclosure controls and procedures were not effective as of June 30, 2009.

Beginning in the fourth quarter 2008 and continuing through June 30, 2009, management has implemented remedial changes for the identified material weakness in the areas of system access in support and back office operations, segregation of duties, reporting of new loans, and statement distribution and transaction verification.  A task force of senior officers was created and is implementing a series of guiding principles for National Penn’s risk management program.  This task force is evaluating and redesigning, as necessary, National Penn’s risk assessment process with the goal of creating an enhanced, self-improving and sustainable risk and control assessment process that engages all levels of staff, management and the Board of Directors.  The task force has also effected changes in the areas of loan verifications and loan maintenance, and has implemented a risk gap analysis process.  The task force has been supported in its efforts by an independent risk management consultant.  National Penn’s Audit Committee is reviewing these remedial efforts as they are undertaken.  Based on the totality and nature of the changes being made, implementation and subsequent testing for effectiveness are expected to continue for the remainder of 2009.

Other than the remedial efforts discussed above, there were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.  National Penn anticipates that implementation of its remedial plan for the aforementioned material weakness will materially improve National Penn’s internal control over financial reporting.  However, National Penn cannot predict the precise timing or effectiveness of any such changes.

There are inherent limitations to the effectiveness of any control system.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system is limited by available resources, and the benefits of controls must be considered relative to their costs and their impact on National Penn’s business model.  National Penn intends to continue improving and refining its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 The information presented in Footnote 10 to the unaudited interim financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.  RISK FACTORS

Variations in interest rates may negatively affect National Penn’s financial performance.

Changes in interest rates may reduce profits. The primary source of income for National Penn currently is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to repay their obligations. In a declining interest rate environment, National Penn may be unable to re-price deposits downward in the same magnitude and/or with the same timing as the movement in its interest-sensitive assets.  Accordingly, changes in levels of market interest rates, whether upward or downward, could materially adversely affect National Penn’s net interest spread, loan origination volume, asset quality and overall profitability.

National Penn’s allowance for loan losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers.  National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the quarter ended June 30, 2009, when it increased its provision for loan losses to $37.5 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn’s control.  If the credit quality of National Penn’s customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn’s business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Declines in asset values may result in impairment charges and adversely impact the value of National Penn’s investments, financial performance and capital.

National Penn maintains an investment portfolio which includes, but is not limited to, municipal bonds and collateralized debt obligations.  The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities.  National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators.   National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary.  If National Penn determines that a significant impairment has occurred, National Penn would be required to charge against earnings the credit-related portion of the other than temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

Included in National Penn’s investment portfolio is approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh owned by National Penn.  The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank.  In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank.  If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

National Penn reviews its goodwill at least annually.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn’s common stock, reduced estimates of future cash flows or disruptions to National Penn’s business, could indicate that goodwill might be impaired.  National Penn’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance.  National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results.  Additionally, if National Penn’s analysis results in an impairment to its goodwill, National Penn would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment is determined to exist.  Any such change could have a material adverse effect on National Penn’s results of operations and our stock price.

The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

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

Participation in the CPP subjects National Penn to increased oversight by the U.S. Treasury, regulators and Congress.  On February 17, 2009, the EESA was amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”).  The EESA, the ARRA and the rules issued under these acts contain executive compensation restrictions and corporate governance standards that apply to all CPP participants, including National Penn.  For example, participation in the CPP imposes restrictions on National Penn’s ability to pay cash dividends on, and to repurchase, its common stock.    With regard to increased oversight, the U.S. Treasury has the power to unilaterally amend the terms of the CPP purchase agreement to the extent required to comply with changes in applicable federal law and to inspect National Penn’s corporate books and records through its federal banking regulator.  In addition, the U.S. Treasury has the right to appoint two persons to National Penn’s board of directors if National Penn misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.  The EESA, the ARRA and the related rules subject National Penn to restrictions on executive compensation that are complex, far-reaching, and unprecedented, and that could materially affect National Penn’s ability to attract, motivate, and/or retain key executives and other key personnel. In addition National Penn is now required to submit its executive compensation program to an advisory (non-binding) shareholder vote.

Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe led to the current economic situation.   Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could further restrict National Penn’s operations or increase governmental oversight of its businesses and its corporate governance practices.  The Special Inspector General for the Troubled Asset Relief Program, or TARP, has requested information from CPP and other TARP participants, including a description of past and anticipated uses of the TARP funds and plans for addressing executive compensation requirements under the CPP.  National Penn and other CPP participants are also required to submit monthly reports about their lending and financial intermediation activities to the U.S. Treasury.  It is unclear at this point what the ramifications of such disclosure are or may be in the future.

The ultimate impact that EESA, the ARRA and their implementing regulations, or any other legislation or governmental program, will have on the financial markets is unknown at this time.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect National Penn’s business, results of operations, financial condition, access to funding and the trading price of National Penn’s common stock.

Governmental regulation, legislation and accounting industry pronouncements could adversely affect National Penn.

In addition to the EESA and the ARRA, National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries.  This  regulatory scheme, which is primarily intended to protect consumers, depositors and the government’s deposit insurance funds and to accomplish other governmental policy objectives (e.g., combating terrorism), is expected to change — perhaps significantly — following the Obama administration’s June 2009 financial regulatory reform proposal.  In addition, National Penn is subject to changes in accounting rules and interpretations, such as actions taken earlier this year by the Financial Accounting Standards Board on three proposed FASB Staff Positions relating to accounting for financial instruments.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

National Penn may be required to reduce or eliminate dividend payments on its capital stock due to capital requirements or other considerations.

As a bank holding company, National Penn’s ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn’s primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company (“Christiana”) are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements.  There is no assurance that National Penn Bank, Christiana and/or National Penn’s other subsidiaries will be able to pay dividends in the future.

In July 2009, National Penn’s Board of Directors approved a third quarter 2009 cash dividend of $0.05 per share.  The Board reduced its common stock dividend following the first quarter 2009 to preserve capital and strengthen National Penn’s tangible common equity levels.  There is no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn’s ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also to guidance issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve").  Under this guidance, bank holding companies like National Penn are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations -  for example, when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  Importantly, this Federal Reserve guidance is relevant not only to dividends paid on National Penn's common stock, but also to those  payable in respect of National Penn's preferred stock held by U.S. Treasury.  National Penn’s failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Competition from other financial institutions may adversely affect National Penn’s profitability.

National Penn’s banking subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Additionally, several of National Penn’s banking competitors are large financial institutions that have received multi-million or multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which has strengthened their balance sheets and enhanced their ability to withstand the uncertainty of the current economic environment.  Intensified competition from these institutions could reduce National Penn’s net income by decreasing the number and size of loans that National Penn’s subsidiaries originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, National Penn’s banking subsidiaries face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn’s competitors enjoy advantages, including greater financial resources (from participation in the CPP or otherwise), more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn’s ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn’s cost of funds.

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

National Penn’s subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn’s customer relationships. These competitors may not be subject to the limitations on executive compensation imposed under the EESA and the

ARRA, may not be subject to federal taxation, and may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

If National Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect National Penn’s financial performance and reputation.

In conducting its business, National Penn relies heavily on its information systems.  Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not.  Any such failure, interruption or breach could result in failures or disruptions in National Penn’s customer relationship management, general ledger, deposit, loan and other systems.  The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions or security breaches of National Penn’s information systems could damage National Penn’s reputation, result in a loss of customer business and data, subject National Penn to additional regulatory scrutiny, or expose National Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on National Penn’s financial condition and results of operations.

If National Penn’s information technology is unable to keep pace with its growth or industry developments, National Penn’s financial performance may suffer.

Effective and competitive delivery of National Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs.  National Penn’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations.  Many of National Penn’s competitors have greater resources to invest in technological improvements.  Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn, and National Penn’s need to attract, retain and motivate qualified personnel becomes increasingly critical, particularly as National Penn may complete future acquisitions and enter new markets.  There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

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

In connection with its participation in the CPP, National Penn issued to the U.S. Treasury a warrant pursuant to which the U.S. Treasury may, at its option, purchase 1,470,588 shares of its common stock.  National Penn also sponsors an Employee Stock Purchase Plan that allows employee shareholders to purchase shares of National Penn common stock at a 10% discount from market value.  Should the U.S. Treasury exercise its warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of our shareholders and could depress our stock price.  In addition, National Penn may decide to repurchase the preferred stock issued to the U.S. Treasury in connection with National Penn’s participation in the CPP.  To repurchase all of the preferred stock, National Penn may be required to raise up to $150 million through an offering of equity securities.  Should National Penn choose to raise capital by selling shares of common stock for any reason, including, without limitation, for the purpose of repurchasing its preferred stock or for increasing its regulatory capital, the issuance would have a dilutive effect on National Penn’s other shareholders and could have a material negative effect on the market price of our common stock.

A Warning About Forward-Looking Information

This Report, including information incorporated by reference in this Report, contains forward-looking statements about National Penn and its subsidiaries.  In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements about National Penn and its subsidiaries.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology.  Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.  National Penn cautions its shareholders and other readers not to place undue reliance on such statements.

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

•
National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons, National Penn’s cost saving strategies, increased governmental oversight or otherwise.

•	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected, particularly as a result of current financial market conditions.

•
General economic or business conditions, either nationally or in the regions in which National Penn does business, may continue to deteriorate or be more prolonged than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

•
In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions due to stock price fluctuations may require increased management/board attention, efforts and commitments, which could require a shift in focus from business development and operations.

•	Current stresses in the financial markets may inhibit National Penn's ability to access the capital markets or obtain financing on favorable terms.

•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

•	Changes in consumer spending and savings habits could adversely affect National Penn’s business.

•
Negative publicity with respect to any National Penn product or service, employee, director or other associated individual or entity whether legally justified or not, could adversely affect National Penn’s reputation and business.

•	National Penn may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended June 30, 2009.  National Penn is not permitted to repurchase shares of its stock under a stock repurchase plan until the earlier of December 12, 2011 or the date on which the U.S. Treasury no longer holds National Penn’s senior preferred stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2009 annual meeting of the shareholders of National Penn Bancshares, Inc. was held on April 21, 2009.
Notice of the meeting was mailed to shareholders of record on or about March 23, 2009 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as
amended, and the regulations promulgated thereunder.

The annual meeting was held (a) to elect five Class I directors to hold office for three years from the date of election and until their successors are elected and qualified, (b) to approve an amendment to the Company’s articles of incorporation increasing the authorized number of common shares to 250 million, (c) to ratify the selection of the Company’s independent auditors for 2009, and (d) to approve a non-binding advisory vote on the compensation of the Company’s executive officers.

Election of Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected.  The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors, were as follows:

Nominees	For	Withheld	Abstentions
J. Ralph Borneman, Jr.	63,029,868	3,933,097	0
Thomas L. Kennedy, Esq.	63,236,530	3,726,435	0
Albert H. Kramer	63,197,734	3,765,231	0
Glenn E. Moyer	63,241,403	3,721,562	0
Robert E. Rigg	62,872,566	4,090,399	0

Amendment to National Penn’s Articles of Incorporation

There was no solicitation in opposition to the Board’s proposal to amend the articles of incorporation, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
53,317,521	11,746,715	280,439	0

Ratification of Auditors

There was no solicitation in opposition to the Board’s proposal to ratify the selection of the Company’s independent auditors for 2009, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
64,271,052	686,133	387,440	0

Advisory (Non-Binding) Approval of Executive Officer Compensation

There was no solicitation in opposition to the Board’s proposal to approve the executive officer compensation, and the proposal was approved by the required vote – a majority of the votes cast on the matter.  The number of votes cast for or against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
58,387,995	6,286,059	670,621	0

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

10.1
National Penn Bancshares, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated   July 22, 2009, as filed on July 22, 2009.)

10.2
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated  July 22, 2009, as filed on July 22, 2009.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 6, 2009	By:	/s/ Glenn E. Moyer
			Name:	Glenn E. Moyer
			Title:	President and CEO

Date:	August 6, 2009	By:	/s/ Michael R. Reinhard
			Name:	Michael R. Reinhard
			Title:	Treasurer and Chief Financial Officer