Form 10-Q
period 2009-09-30
NATIONAL PENN BANCSHARES INC
filed 2009-11-06
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
        Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Stock, no stated par value	125,695,948 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$355,680	$156,884
Interest-bearing deposits with banks	44,511	38,946
Total cash and cash equivalents	400,191	195,830

Investment securities held to maturity (fair value approximates, $635,398 and $284,608 for 2009 and 2008, respectively)	612,214	326,090
Investment securities available for sale, at fair value	1,636,023	1,593,799
Loans and leases held for sale	9,279	3,605
Loans and leases, less allowance for loan and lease losses of $125,490 and $84,006 in 2009 and 2008, respectively	6,064,915	6,228,263
Premises and equipment, net	113,712	119,924
Premises held for sale	812	3,768
Accrued interest receivable	38,544	37,127
Bank owned life insurance	197,132	193,811
Goodwill	555,789	558,252
Other intangible assets, net	32,854	37,496
Unconsolidated investments under the equity method	11,718	11,874
Other assets	67,127	93,592
TOTAL ASSETS	$9,740,310	$9,403,431

LIABILITIES
Non-interest bearing deposits	$718,459	$793,269
Interest bearing deposits	6,080,203	5,596,617
Total deposits	6,798,662	6,389,886

Securities sold under repurchase agreements and federal funds purchased	628,711	640,905
Short-term borrowings	7,200	10,402
Long-term borrowings	778,906	955,983
Subordinated debentures ($58,755 and $50,659 at fair value for 2009 and 2008, respectively)	136,076	127,980
Accrued interest payable and other liabilities	30,649	98,280
TOTAL LIABILITIES	8,380,204	8,223,436

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares, Series A-none issued; Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and outstanding as of 9/30/09 and 12/31/08	144,738	144,076
Common stock, no stated par value; authorized 250,000,000 shares; issued and
outstanding 2009 - 125,658,738; 2008 - 80,731,751	1,227,032	1,003,110

Retained earnings (deficit)	(16,908)	65,194
Accumulated other comprehensive income (loss)	5,244	(32,385)
TOTAL SHAREHOLDERS' EQUITY	1,360,106	1,179,995

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,740,310	$9,403,431

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008

INTEREST INCOME
Loans and leases, including fees	$84,218	$97,120	$253,860	$282,621
Investment securities
Taxable	11,896	14,617	35,206	44,072
Tax-exempt	9,105	8,913	27,703	23,364
Federal funds sold and deposits in banks	21	67	66	566
Total interest income	105,240	120,717	316,835	350,623
INTEREST EXPENSE
Deposits	26,069	35,772	88,091	108,137
Securities sold under repurchase agreements and federal funds purchased	2,965	5,187	9,538	15,750
Short-term borrowings	-	89	-	130
Long-term borrowings	11,008	12,721	34,502	36,966
Total interest expense	40,042	53,769	132,131	160,983
Net interest income	65,198	66,948	184,704	189,640
Provision for loan and lease losses	52,000	6,876	107,025	13,997
Net interest income after provision for loan and lease losses	13,198	60,072	77,679	175,643
NON-INTEREST INCOME
Wealth management income	7,670	8,239	21,517	24,362
Service charges on deposit accounts	6,247	6,880	18,118	18,465
Bank owned life insurance income	1,131	1,702	3,478	5,124
Other operating income	3,460	1,826	8,902	7,167
Net gains (losses) from fair value changes	(6,249)	7,641	(8,096)	5,490
Net gains (losses) on investment securities	(863)	276	(3,147)	660
IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(84,704)	(20,000)	(99,625)	(20,000)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	-	-
	(84,704)	(20,000)	(99,625)	(20,000)

Mortgage banking income	1,884	882	7,138	2,451
Insurance commissions and fees	3,771	3,913	11,744	11,687
Cash management and electronic banking fees	4,041	3,917	11,684	10,560
Equity in undistributed net earnings (loss) of unconsolidated investments	(525)	1,574	880	2,996
Total non-interest income	(64,137)	16,850	(27,407)	68,962
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,505	31,998	94,771	92,525
Net premises and equipment	8,104	8,416	24,037	25,442
Advertising and marketing expenses	1,246	1,280	4,994	4,354
Fraud loss (recovery) expense	(4,028)	-	(4,028)	-
FDIC insurance fund special assessment	4,625	-	4,625	-
Other operating expenses	11,700	12,393	47,098	34,506
Total non-interest expense	52,152	54,087	171,497	156,827
Income (loss) before income taxes	(103,091)	22,835	(121,225)	87,778
Income tax (benefit) expense	(40,000)	3,607	(54,386)	19,743
NET INCOME (LOSS)	(63,091)	19,228	(66,839)	68,035
Preferred dividends/accretion of preferred discount	(2,096)	-	(6,245)	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(65,187)	$19,228	$(73,084)	$68,035
PER SHARE OF COMMON STOCK
Basic earnings (loss)	$(0.63)	$0.24	$(0.74)	$0.91
Basic earnings (loss) available to common shareholders	$(0.65)	$0.24	$(0.81)	$0.91
Diluted earnings (loss)	$(0.63)	$0.23	$(0.74)	$0.90
Diluted earnings (loss) available to common shareholders	$(0.65)	$0.23	$(0.81)	$0.90
Dividends paid in cash	$0.05	$0.17	$0.27	$0.51

______________________________________ The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
NINE MONTHS ENDED SEPTEMBER 30, 2009	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2008, as previously reported	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995
Cumulative effect of adoption of FSP FAS 115-2				12,407	(12,407)		-
Balance at December 31, 2008, as revised	80,731,751	1,003,110	144,076	77,601	(44,792)	-	1,179,995
Net income (loss)	-			(66,839)		-	(66,839)	$(66,839)
Dividends declared Common	-			(22,086)		-	(22,086)
Dividends declared and accrued Preferred				(5,584)		-	(5,584)
Shares issued under share-based plans, net of excess tax benefits	278,577	593		-		-	593
Share-based compensation	-	896		-		-	896
Shares issued from optional cash and dividends reinvested	13,943,410	69,551					69,551
Shares issued in public offering	30,705,000	153,544					153,544
Amortization of preferred discount		(662)	662				-
Other comprehensive income, net of reclassification adjustment and taxes					30,318		30,318	30,318
Other comprehensive income adjustment, related to securities for which other than temporary impairment has been recognized in earnings, net of tax	-				19,718		19,718	19,718
Total comprehensive (loss)	-	-		-			-	$(16,803)
Balance at September 30, 2009	125,658,738	$1,227,032	$144,738	$(16,908)	$5,244	$-	$1,360,106

	Common		Preferred	Retained	Comprehensive	Treasury		Comprehensive
NINE MONTHS ENDED SEPTEMBER 30, 2008	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Total	Income

Balance at December 31, 2007	49,068,819	$491,011	$0	$83,130	$(4,281)	(8,025)	$561,835

Net income	-	-	-	68,035	-	-	68,035	$68,035
Dividends declared Common	-	-	-	(35,874)	-	-	(35,874)
Shares issued under share-based plans, net of excess tax benefits	902,059	5,676	-	-	-	2766	8,442
Share-based compensation	-	1,491	-	-	-	-	1,491
Shares issued for acquisition of:							-
- Christiana Bank& Trust Company	2,732,813	43,839	-	-	-	-	43,839
- KNBT Bancorp, Inc.	27,205,548	438,877	-	-	-	5,623	444,500
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(45,891)	-	(45,891)	(45,891)
Total comprehensive income	-	-	-	-	-	-	-	$22,144
Treasury shares purchased	(22,957)	-	-	-	-	(364)	(364)
Balance at September 30, 2008	79,886,282	$980,894	$-	$115,291	$(50,172)	$-	$1,046,013

______________________________________
The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended Sept 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,839)	$68,035
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	107,025	13,997
Share-based compensation expense	896	1,491
Depreciation and amortization	13,360	16,048
Deferred income tax expense (benefit)	(281)	(1,510)
Amortization (accretion) of premiums and discounts on investment
securities, net	(1,341)	(1,877)
Investment securities losses (gains), net	3,147	(660)
Undistributed net (earnings) losses of equity-method investments	156	(2,996)
Loans originated for resale	(303,257)	(93,746)
Proceeds from sale of loans	302,056	95,289
Gain on sale of loans, net	(4,473)	(1,543)
(Gain) loss on sale of other real estate owned, net	85	-
Decrease in fair value of subordinated debt	8,096	(5,490)
Loss on recognition of impairment on security	99,625	20,000
Bank-owned life insurance income	(3,478)	(5,124)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,417)	(1,822)
(Decrease) Increase in accrued interest payable	(2,699)	(7,601)
(Increase) decrease in other assets	(11)	8,373
(Decrease) in other liabilities	(62,382)	(23,463)
Net cash provided by operating activities	88,268	77,401
CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	(1,500)	35,852
Proceeds from maturities of investment securities held to maturity	24,273	11,145
Purchase of investment securities held to maturity	(124,539)	-
Proceeds from sales of investment securities available for sale	44,123	36,245
Proceeds from maturities of investment securities available for sale	302,882	266,029
Purchase of investment securities available for sale	(599,988)	(326,620)
Net increase in loans and leases	55,489	(364,400)
Purchases of premises and equipment	(3,046)	(9,546)
Proceeds from the sale of other real estate owned	1,370	865
Proceeds from sale of bank building(s)	2,550	636
Net cash used in investing activities	(298,386)	(349,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest and non-interest
bearing demand deposits and savings accounts	278,291	243,658
Net increase (decrease) in certificates of deposit	130,484	(27,302)
Net (decrease) increase in securities sold under
agreements to repurchase and federal funds purchased	(12,194)	150,849
Net (decrease) increase in short-term borrowings	(3,202)	98,548
Proceeds from new long-term borrowings	-	150,000
Repayments of long-term borrowings	(175,438)	(226,130)
Shares issued under share-based plans	629	2,759
Excess tax benefits (expense) on share-based plans	(36)	302
Issuance of shares under dividend reinvestment and optional cash	69,551	1,336
Issuance of common stock	153,543	-
Purchase of Treasury stock	-	(364)
Cash dividends, common	(22,086)	(35,874)
Cash dividends, preferred	(5,063)	-
Net cash provided by financing activities	414,479	357,782
Net increase (decrease) in cash and cash equivalents	204,360	85,389
Cash and cash equivalents at beginning of year	195,830	111,520
Cash and cash equivalents at end of period	$400,191	$196,909

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

	September 30, 2009
(dollars in thousands)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$145,165	$115	$(1)	$145,279
U.S. Government agency securities	93,240	365	-	93,605
State and municipal bonds	376,602	14,339	(3,701)	387,240
Mortgage-backed securities	886,081	22,793	(2,303)	906,571
Trust Preferred Pools/Collateralized Debt Obligations	3,545	-	-	3,545
Marketable equity and other securities	103,961	1,633	(5,811)	99,783
Total	$1,608,594	$39,245	$(11,816)	$1,636,023

Held to Maturity
U.S. Treasury securities	$355	$10	$-	$365
State and municipal bonds	437,125	23,177	(1,050)	459,252
Mortgage-backed securities	174,734	1,380	(333)	175,781
Total	$612,214	$24,567	$(1,383)	$635,398

	December 31, 2008
(dollars in thousands)	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,999	$-	$(2)	$19,997
U.S. Government agency securities	20,785	294	-	21,079
State and municipal bonds	656,417	7,412	(21,168)	642,661
Mortgage-backed securities	821,462	14,150	(10,059)	825,553
Marketable equity and other securities	87,090	1,933	(4,514)	84,509
Total	$1,605,753	$23,789	$(35,743)	$1,593,799

Held to Maturity
U.S. Treasury securities	$359	$15	$-	$374
State and municipal bonds	185,774	1,558	(5,652)	181,680
Mortgage-backed securities	74,066	1,565	(128)	75,503
Trust Preferred Pools/Collateralized Debt Obligations	65,891	3,559	(42,399)	27,051
Total	$326,090	$6,697	$(48,179)	$284,608

In 2009 and 2008, all sales of investments – including bonds with unrealized gains or unrealized losses – are characterized as portfolio management to accomplish the following:  reduce credit exposure to a class of assets; rotate out of a sector; sell lower yielding bonds and re-deploy the proceeds into higher yielding bonds to take advantage of changing rates at the time of the sale; improve portfolio yield; or to realize the tax benefit.  The net effect of these sales was $3.1 million loss year-to-date 2009.

During second quarter 2009 the Company re-categorized approximately $252 million, in state and municipal bonds from Available-for-Sale to Held-to-Maturity, in order to mitigate the decrease in fair value of these long-term securities in a rising rate environment, and the corresponding decrease to capital. There was no unrealized gain or loss on these securities at the date of re-categorization.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	1	$14,938	$(1)	$-	$-	$14,938	$(1)
U.S. Government agencies	-	-	-	-	-	-	-
State and municipal bonds	113	4,823	(301)	59,963	(4,134)	64,786	(4,435)
State and municipal bonds (taxable)	5	-	-	6,189	(316)	6,189	(316)
Mortgage-backed securities/Collateralized
Mortgage Obligations	102	171,516	(597)	53,190	(2,039)	224,706	(2,636)
Total debt securities	221	191,277	(899)	119,342	(6,489)	310,619	(7,388)
Marketable equity securities	30	3,611	(1,571)	7,175	(4,240)	10,786	(5,811)
Total	251	$194,888	$(2,470)	$126,517	$(10,729)	$321,405	$(13,199)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	3	$19,997	$(2)	$-	$-	$19,997	$(2)
State and municipal bonds	687	385,739	(20,229)	40,251	(5,617)	425,990	(25,846)
State and municipal bonds (taxable)	12	13,888	(974)	-	-	13,888	(974)
Mortgage-backed securities/Collateralized
Mortgage Obligations	140	206,437	(10,141)	2,628	(46)	209,065	(10,187)
Trust Preferred Pools/Collateralized
Debt Obligations	22	10,627	(14,028)	11,211	(28,371)	21,838	(42,399)
Total debt securities	864	636,688	(45,374)	54,090	(34,034)	690,778	(79,408)
Marketable equity securities	26	6,005	(1,035)	4,899	(3,479)	10,904	(4,514)
Total	890	$642,693	$(46,409)	$58,989	$(37,513)	$701,682	$(83,922)

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”).  OTTI losses on individual investment securities were recognized during the first and second quarters 2009.  The new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income (loss) (“OCI”).  In addition, the new guidance requires the reclassification of the noncredit-related portion of OTTI losses previously recognized in prior quarters from retained earnings to OCI.

As of September 30, 2009, the Company no longer has the intent to hold its portfolio of trust preferred CDO’s to maturity, due to the deteriorating performance of the underlying collateral.  The securities were re-categorized from Held-to-Maturity to Available-for-Sale as of September 30, 2009.  As a result of this change in intent, the Company recorded an OTTI charge equal to the difference between book and market value of these securities to current earnings through the income statement.  This resulted in a pre-tax impairment charge of $84.7 million and $99.6 million for the three and nine months ending September 30, 2009, respectively.   After these write-downs, the book value of the entire pooled trust preferred investments is now approximately $3.5 million.  For the three and nine months ended September 30, 2008, the Company recorded a $20.0 million pretax other-than-temporary impairment charge on the Company’s entire investment in its sole synthetic CDO.

The table below presents information pertaining to the non-credit impairment portion of OCI as of September 30, 2009:

(dollars in thousands)	Non credit-related
OTTI
Beginning Balance December 31, 2008	$19,087
Additions	27,043
Reductions	(46,130)
Ending Balance September 30, 2009	$-

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income.

(dollars in thousands)	Three months ended
September 30, 2009
Beginning balance, July 1, 2009	$(14,921)
Additions to OTTI securities where no
credit losses were recognized prior to
July 1, 2009	-
Additions to OTTI securities where credit
losses have been recognized after
July 1, 2009	(84,704)
Ending balance, September 30, 2009	$(99,625)

3.  LOANS

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The balance of impaired and restructured loans was $117.0 million on September 30, 2009.  The total balance of impaired loans with a specific valuation allowance at September 30, 2009 was $34.3 million.  The specific valuation allowance allocated to these impaired loans was $13.1 million.  The total balance of impaired loans without a specific valuation allowance was $82.7 million.

The balance of impaired and restructured loans was $32.6 million at December 31, 2008.  The total balance of impaired loans with a valuation allowance at December 31, 2008 was $11.4 million.  The specific valuation allowance allocated to these impaired loans was $5.1 million.  The total balance of impaired loans without a specific valuation allowance at   December 31, 2008 was $21.2 million.

The Company may recognize income on impaired loans on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will not recognize income on such loans.

4.  SHAREHOLDERS’ EQUITY

Cash Dividends

On October 27, 2009, the Company’s Board of Directors declared a cash dividend of $.01 per share payable on November 17, 2009 to shareholders of record on November 8, 2009.

On October 27, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $1,875,000 (being 5% times $150,000,000 times 25% or $12.50 per share) on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, as sole shareholder of record as of November 1, 2009, with such dividend payable on November 16, 2009.

On July 22, 2009, the Company’s Board of Directors declared a cash dividend of $.05 per share payable on August 17, 2009 to shareholders of record on August 1, 2009.

On July 22, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $1,875,000 (being 5% times $150,000,000 times 25% or $12.50 per share) on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, as sole shareholder of record as of August 1, 2009, with such dividend payable on August 17, 2009.

On April 21, 2009, the Company’s Board of Directors declared a cash dividend of $.05 per share payable on May 15, 2009 to shareholders of record on May 1, 2009.

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

On January 28, 2009, the Company’s Board of Directors declared a cash dividend of $.17 per share payable on February 17, 2009 to shareholders of record on February 7, 2009.

Dividend Reinvestment and Stock Purchase Plan

In April 2009, the Company amended the Company's Dividend Reinvestment and Stock Purchase Plan (the “DRP”) extending the 10% discount on reinvested dividends and new shares purchased under the DRP until the earlier of the date on which a total of $75 million in voluntary cash contributions were received or December 31, 2009. The amendment also provided that voluntary cash contributions could, as of April 21, 2009, be made in amounts up to $250,000 per month, an increase from the prior monthly limitation of $50,000.  During 2009, $69.6 million was raised under the Company’s DRP.  Approximately $73.9 million in capital was raised through the DRP since originally enhanced in November 2008.

On June 12, 2009, the Company terminated the 10% discount for voluntary cash contributions and the $250,000 monthly maximum limit on voluntary cash contributions under the DRP.  Beginning on June 18, 2009, the Company accepted monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the DRP on or about the 17th day of the following month, at a purchase price equal to the fair market value of the Company’s common stock on the investment date.

Underwritten Public Offering

On September 15, 2009, the Company completed an underwritten public offering of its common stock and $153.5 million in capital was raised.  26,700,000 shares were issued at a price of $5.25 per share.  On September 18, 2009, an additional 4,005,000 shares were issued at $5.25 per share pursuant to the underwriters’ exercise of their over-allotment option to purchase such additional shares.

TARP Capital Purchase Program

During 2008, the Company completed the sale of its senior preferred stock totaling $150.0 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program.  In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share.  On October 26, 2009, the number of warrants outstanding was reduced to 735,294 as the result of the Company’s September 2009 public offering of common stock.

Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s DRP, share compensation plans, share-based benefit plans, and employee stock purchase plan.  No shares have been repurchased since second quarter 2008 because the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimis stock repurchases.  These actions were taken in light of the current economic environment and have helped to preserve the Company’s capital ratios.  Under the terms of the TARP Capital Purchase Program, repurchases of shares of its common stock by the Company are also restricted.

5.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2009			2008
	Net	Average		Net	Average
(dollars in thousands,	Loss	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income (loss)	$(63,091)	100,064	$(0.63)	$19,228	79,742	$0.24
Preferred stock dividends
and accretion of discount	(2,096)		(0.02)	-	-	-
Net income (loss) available
to common shareholders	(65,187)	100,064	(0.65)	19,228	79,742	0.24

Diluted earnings per share
Effect of dilutive securities:
Options		-	-		754	(0.01)
Net income (loss)available to
common shareholders
plus assumed conversions	$(65,187)	100,064	$(0.65)	$19,228	80,496	$0.23

	Year-to-Date September 30,
	2009			2008
	Net	Average		Net	Average
(dollars in thousands,	Loss	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Net income (loss)	$(66,839)	89,760	$(0.74)	$68,035	74,834	$0.91
Preferred stock dividends
and accretion of discount	(6,245)	-	(0.07)	-	-	-
Net income (loss) available
to common shareholders	(73,084)	89,760	(0.81)	68,035	74,834	0.91

Diluted earnings per share
Effect of dilutive securities:
Options		-	-		637	(0.01)
Net income (loss)available to
common shareholders plus
assumed conversions	$(73,084)	89,760	$(0.81)	$68,035	75,471	$0.90

Stock option and restricted shares were not included in the computation of diluted earnings per share because the result of doing so for the three and nine months ended September 30, 2009 is anti-dilutive.

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

6.  SEGMENT REPORTING

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision-maker is the Chief Executive Officer.  The Company has applied the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280 for its National Penn operating segments to create one reportable segment, “Community Banking.”

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

The Company has also identified several other operating segments. These are components of the Company which engage in business activities which earn revenues and generate expenses and for which operating results are reviewed by the Company’s chief operating decision maker for purposes of making decisions with regard to resource allocation and performance evaluation.  Individually, however, none of the operating segments meet the quantitative criteria set forth in the FASB guidance on segment reporting.  A combination of operating segments with similar economic characteristics is evaluated in each interim and annual reporting period to determine whether any or a combination of operating segments meets the criteria for a reportable segment.  These characteristics include: the nature of products and services; the nature of their business processes; the types of customers; distribution methods; and the nature of the regulatory environment.  As a result of the qualitative assessment and the quantitative criteria, these operating segments have been determined to be non-reportable and are presented in the aggregate with the description “Other”.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Nine Months Ended
	September 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated

Total assets	$9,654,675	$85,635	$9,740,310
Total deposits	6,798,662	-	6,798,662
Net interest income (loss)	189,986	(5,282)	184,704
Total non-interest income (loss)	(53,917)	26,510	(27,407)
Total non-interest expense	(142,323)	(29,174)	(171,497)
Net income (loss)	(61,118)	(5,721)	(66,839)

	As of and for the Nine Months Ended
	September 30, 2008
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,240,770	$76,025	$9,316,795
Total deposits	6,220,643	-	6,220,643
Net interest income (loss)	193,028	(3,388)	189,640
Total non-interest income	31,066	37,896	68,962
Total non-interest expense	129,420	27,407	156,827
Net income (loss)	63,728	4,307	68,035

7.    SHARE-BASED COMPENSATION

At September 30, 2009, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).   The Company accounts for these Plans in accordance with ASC 718.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2009, 3.1 million of these shares remain available for issuance.  The Company has 184,423 awards expiring during the next twelve months ending September 30, 2010.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Income in this Report.  Share-based compensation expense of $437,000 and $446,000, and a related income tax benefit of $153,000 and $156,000 were recognized for the three months ended  September 30, 2009 and 2008, respectively.  Share-based compensation expense of $896,000 and $1.5 million, and a related income tax benefit of $314,000 and $522,000 were recognized for the nine months ended September 30, 2009 and 2008, respectively.  Total cash received during the nine months ended September 30, 2009 for activity under the Plans was $629,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the nine months ended September 30, 2009 and 2008 was $466,000 and $7.1 million, respectively.  The tax benefit recognized for option exercises during the nine months ended September 30, 2009 and 2008 totaled $106,000 and $2.3 million, respectively.

As of September 30, 2009, there was approximately $784,000 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.

8.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries as of September 30, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the six months ended September 30, 2009 and 2008 included the following components:

	Nine Months Ended Sept 30,
	2009	2008

Service cost	$2,155,004	$1,255,005
Interest cost	1,553,983	1,367,274
Expected return on plan assets	(1,776,121)	(2,065,239)
Amortization of prior service cost	(386,876)	(386,877)
Amortization of unrecognized net actual loss	1,061,989	167,199
Net periodic benefit cost	$2,607,979	$337,362

The expected contribution to the pension plan for plan year 2009 is approximately $1.5 million, of which $1.1 million was recorded in the nine months ended September 30, 2009.

Employees from the KNBT merger participated in multi-employer defined benefit pension plans, both of which were frozen prior to the acquisition. These plans were terminated in the first quarter 2009 with no impact to current earnings.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

The FASB issued Account Standards Update (“ASU”) 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, in June 2009 to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Applying the guidance in ASC 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the three and nine month periods ended September 30, 2009.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (“VIE”), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited.  The Company is in the process of evaluating the impact Statement 167 will have on its consolidated financial statements.

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board issued FASB Statement 166, Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140. Statement 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPE”). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with Statement 166.  Statement 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of Statement 166 must be applied to transfers that occur on or after the effective date. Early application is prohibited.  The new Statement also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of Statement 166 will have a significant effect on its financial statements.

Subsequent Events

Effective June 30, 2009 the Company adopted new accounting guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were available to be issued. The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements, other than the additional contribution of capital which was made to the Company’s banking subsidiary, National Penn Bank.  As described in Part I, Item 2 in this Report, on October 27, 2009 the Company’s board of directors approved an additional capital contribution of $60 million to National Penn Bank improving each of the regulatory capital ratios.

Interim disclosures about fair value of financial instruments

On April 9, 2009, the FASB Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of required disclosures about fair value to include interim reporting periods as well as annual financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009, but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company incorporated this guidance in its financial statements beginning with the period ended March 31, 2009, without a material impact.

Other-Than-Temporary Impairment

The Company early adopted guidance on other-than-temporary impairments of debt securities to improve the financial statement disclosures and clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security or whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis.

The Company adopted this guidance effective January 1, 2009. As a result of early adopting, the Company recorded a cumulative effect adjustment to increase the opening balance of retained earnings by $19.1 million, pretax ($12.4 million after-tax) and a corresponding decrease to accumulated other comprehensive income. The additional disclosures related to our adoption of this guidance are included in Note 2 – Investment Securities.

Determining Fair Value of Liabilities

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities.  ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted.  The Company is in the process of evaluating the impact the amended guidance in ASC 820 will have on its consolidated financial statements.

Determining Fair Value in an Inactive Market

The Company early adopted guidance to which improves the process for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The new guidance emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

Effective January 1, 2009 the Company early adopted this guidance. The adoption did not have a material impact on the Company’s financial condition and results of operations. The additional disclosures related to our adoption of this guidance are included in Note 12 – Fair Values of Financial Instruments.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities.  The guidance requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under prior guidance and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This guidance is effective for all entities for fiscal years and interim periods beginning after November 15, 2008.  The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements.

10. LITIGATION

As previously reported, National Penn's financial results for the fourth quarter 2008 included a special charge of $4.5 million for losses attributable to a fraud scheme involving employee loan accounting irregularities. National Penn continues reviewing, and strengthening where necessary, its internal control procedures. (See Part I, Item 4 of this Report.) On September 30, 2009, National Penn recognized a net recovery of $4.0 million from its insurance carrier in settlement of the Company’s insurance claim.  National Penn is continuing to participate in the civil recovery efforts and is cooperating with law enforcement authorities in their investigation.

Various other actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management's opinion, are not expected to have a material impact on National Penn's financial position or results of operations.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps (“swaps”) to manage its interest rate risk as well as to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had fair value commercial loan swaps with an aggregate notional amount of $545.1 million at September 30, 2009.  The fair value of the swaps is included in other assets and other liabilities and the change in fair value is recorded in current earnings as other income or other expense.  The Company’s swaps are marked-to-market quarterly.  At inception, the Company did not exchange any cash to enter into these swaps and therefore, no initial investment was recognized.

Swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company.  When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The net amount receivable (payable) at September 30, 2009 and December 31, 2008 for the commercial loan swaps was $0.

The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps from each counterparty.  The Company minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s treasury function.   At September 30, 2009, the Company’s credit exposure for derivatives to facilitate loan transactions totaled $21.5 million.  Of that exposure, $4.3 million was associated with hedges of criticized and classified loans.

In October 2008, the Company entered into interest rate swap contracts to modify the interest rate characteristics of designated subordinated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes.  The Company hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three years for hedges converting $75.0 million of floating-rate subordinated debt to fixed.  The fair value of these derivatives, totaling a $3.0 million liability at September 30, 2009, is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives.  Ineffectiveness of these swaps, if any, is recognized immediately in earnings.  The ineffective portion and the change in value of these derivatives resulted in no adjustment to current earnings for 2009.

A summary of the Company’s interest rate swaps is included in the following table:

	As of September 30, 2009				As of December 31, 2008
		Estimated	Weighted-Average				Estimated
	Notional	Fair	Years to	Receive	Pay	Notional	Fair
(dollars in thousands)	Amount	Value	Maturity	Rate	Rate	Amount	Value

Interest rate swap agreements:
Swap on trust preferred borrowing	$75,000	$(3,037)	2.08	0.47%	3.26%	$75,000	$(3,238)
Asset Commercial Loan swaps	272,568	$(21,473)	5.27	1.92%	6.11%	332,600	$(30,124)
Liability Commercial Loan swaps	272,568	21,473	5.27	6.11%	1.92%	257,601	30,124
Total swaps	$620,136	$(3,037)	4.88	3.59%	3.92%	$665,201	$(3,238)

12.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company early adopted ASC 825 as of January 1, 2007 and elected the fair value option for the Company’s only fixed rate subordinated debt liability with a cost basis of $65.2 million, which is a fixed rate subordinated debenture relating to its retail offering to individual consumers and investors of trust preferred securities under the Company’s Capital Trust II.  The Company has no other similar subordinated debentures, as the subordinated debentures remaining are variable rate financial instruments supporting variable rate trust preferred securities issued to institutional investors on a pooled basis.

The fair value as of September 30, 2009 was $58.8 million based on an unadjusted quoted price in an active market.  Other operating income includes a loss of $8.1 million and a gain of $5.5 million for the change in fair value of the subordinated debt for the nine months ended September 30, 2009 and 2008, respectively.

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

Simultaneously with the adoption of ASC 825, the Company early adopted ASC 820, “Fair Value Measurements and Disclosures”, effective January 1, 2007.   This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. It also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The types of instruments valued based on quoted market prices in active markets include most US government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  As required by fair value guidance, the Company does not adjust the quoted price for such instruments.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to support the fair value of certain Level 3 investments.  Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

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

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2009
September 30, 2009
Assets
Investment securities available for sale	$6,736	$1,536,106	$93,181	$1,636,023
Interest rate locks	-	476	-	476
Interest rate swap agreements	-	21,473	-	21,473

Liabilities
Subordinated debt	$58,755	$-	$-	$58,755
Interest rate swap agreements	-	24,510	-	24,510

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
December 31, 2008
Assets
Investment securities available for sale	$27,397	$1,492,702	$73,700	$1,593,799
Interest rate locks	-	369	-	369
Interest rate swap agreements	-	30,124	-	30,124

Liabilities
Subordinated debt	$50,659	$-	$-	$50,659
Interest rate swap agreements	-	33,362	-	33,362

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	September 30, 2009	December 31, 2008
	Investment	Investment
	Securities	Securities
(dollars in thousands)	Available for Sale	Available for Sale
Assets
Beginning Balance	$73,700	$194,047
Total gains/(losses) Included in
other comprehensive income/(loss)	(936)	(29,027)
Purchases, issuances, and settlements	16,873	3,147
Transfer into Level 3 from KNBT and
Christiana	-	44,813
Transfer out to held to maturity	-	(139,280)
Transfer in to available for sale	3,544	-
Ending balance	$93,181	$73,700

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
September 30, 2009	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Loans and leases held for sale	$9,279	$-	$-	$9,279
Impaired loans, net	-	-	103,879	103,879

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
(dollars in thousands)	Markets for	Observable	Unobservable	as of
December 31, 2008	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Loans and leases held for sale	$3,605	$-	$-	$3,605
Impaired loans, net	-	-	27,510	27,510

Impaired and restructured loans totaled $117.0 million with a specific reserve of $13.1 million at September 30, 2009, compared to $32.6 million with a specific reserve of $5.1 million at December 31, 2008. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Equipment appraisals as well as receivables and inventory valuations are performed by industry experts hired by the Credit function.  Appraised value estimates and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

In addition to financial instruments recorded at fair value in the Company’s financial statements, FASB guidance requires disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For disclosure purposes, fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.

             The estimation methodologies, resulting fair values and recorded carrying amounts at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$400,191	$400,191	$195,830	$195,830
Investment securities available for sale	1,636,023	1,636,023	1,593,799	1,593,799
Investment securities held to maturity	612,214	635,398	326,090	284,608

The fair value of cash and cash equivalents equals historical book value.  The fair value of investment securities is described and presented above.

For September 30, 2009 and December 31, 2008, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Net loans (excluding loans held for sale)	$6,064,915	$5,702,290	$6,228,263	$6,200,190

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled. Fair value of interest bearing deposits is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  Fair value of short term funding liabilities has been estimated to equal the carrying amount. Fair value of long-term borrowings is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion feature in certain of the instruments.  Fair value of subordinated debt that floats with LIBOR is estimated to equal the carrying amount, while the lone fixed rate subordinated debt instrument has been valued and recorded at fair value as discussed above.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Deposits with no stated maturities	$4,035,932	$4,035,932	$3,753,173	$3,753,173
Deposits with stated maturities	2,762,730	2,779,548	2,636,713	2,675,644
Repurchase agreements, federal funds
purchased and short-term borrowings	635,911	635,911	651,307	651,307
Long-term borrowings	778,906	860,688	955,983	1,022,885
Subordinated debt	136,076	136,076	127,980	127,980

         The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $3.0 million loss at September 30, 2009 and a $3.2 million loss at December 31, 2008.

13.  STATEMENTS OF CASH FLOWS

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Interest	$ 134,831	$ 168,584
Taxes	725	18,500

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Transfers of loans to other real estate	$834	$1,744
Other than temporary impairment investments	99,625	20,000
Dividends accrued not paid on preferred stock	521	-
Non-cash share based compensation plan transactions	860	2,478
Transfer of investment securities from available for sale
to held to maturity	251,711	139,280
Transfer of investment securities from held to maturity
to available for sale	3,545	-

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Details of acquisition:
Fair value of assets acquired	$1,700	$3,160,697
Fair value of liabilities assumed	(200)	(2,664,059)
Stock issued for acquisitions	-	(484,574)
Cash paid for acquisitions	1,500	12,064
Cash and cash equivalents acquired with acquisitions	-	47,916
Cash equivalents received in excess of cash
paid for businesses acquired	$(1,500)	$35,852

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2009, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

           There have been no material changes in the Company’s critical accounting policies, judgments and estimates including assumptions or estimation techniques utilized, other than those described in the allowance for loan and lease losses section of this analysis, as compared to the Company's most recent Annual Report on Form 10-K.

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

The Company’s business is primarily accepting deposits from customers through its community offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial business loans, commercial real estate loans, residential mortgages, consumer loans, and investment securities.

The Company’s strategic plan provides for it to operate within growth markets focusing on diversification of revenue sources and increased market penetration in growing geographic areas.

At September 30, 2009, National Penn operated 127 offices. It has 124 community banking offices in Pennsylvania and one office in Maryland through National Penn Bank and its HomeTowne Heritage Bank, KNBT and Nittany Bank divisions. National Penn also has two offices in Delaware through its wholly-owned subsidiary, Christiana Bank & Trust Company.

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

Overview

For the three months ended September 30, 2009, the Company recorded a net loss after dividends paid on preferred stock totaling $65.2 million, ($63.1 million before preferred dividend and accretion of warrants), representing an $84.4 million decrease as compared with net income available to common shareholders of $19.2 million over the same 2008 period.  For the nine months ended September 30, 2009, the Company recorded a net loss after dividends paid on our preferred stock totaling $73.1 million, ($66.8 million before preferred dividend and accretion of warrants), a $121.1 million decrease as compared with net income available to common shareholders of $48.0 million over the same 2008 period.  The primary reason for reduced net income over both periods was increased provisioning for loan losses and other-than-temporary impairment write-down (OTTI) on the Company’s investments in collateralized debt obligations (CDO).  Diluted loss per share after dividends paid and accretion of warrants on our preferred stock was $(0.65) for the three month period ending September 30, 2009, an $0.88 decrease as compared to $0.23 over the same period in 2008. Diluted loss per share after dividends paid on our preferred stock was $(0.81) for the nine month period ending September 30, 2009, a $1.71 decrease as compared to $0.90 over the same period in 2008.   Core diluted earnings per share available to common shareholders were $(0.01) for the nine month period ended September 30, 2009, compared to $1.01 for the same period in 2008, a $1.02 per share decrease.

During September 2009, the Company raised $153 million of new common equity.  This follows the successful second quarter 2009 completion of a $72 million capital raise through our dividend reinvestment plan.  The September capital raise, along with other balance sheet management strategies, resulted in improvement of regulatory capital ratios since June 30, 2009.  Management believes that these strong capital levels are vital in the challenging economic environment.

At September 30, 2009, the annualized return on average shareholders’ equity and annualized return on average assets were (7.39) % and (0.93) %, respectively, compared to 9.34% and 1.04% for the comparable period in 2008.  The annualized return on average tangible equity and average tangible common equity was (14.45%) and (18.86%), respectively, as of September 30, 2009 and 20.62 % at September 30, 2008.

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

	Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008
Net Income (loss) available to common shareholders	$(73,084)	$68,035
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	5,262	(3,569)
After tax (gain) loss on investment securities	2,046	(429)
After tax other-than-temporary impairment charge
on synthetic CDO investment	64,757	13,000
After tax insurance proceeds	(2,618)	-
After tax special FDIC assessment	3,006	-
Core net income	$(631)	$77,037

Basic earnings (loss) available to common shareholders	$(0.81)	$0.90
After tax unrealized fair market value gain on NPB
Capital Trust II Preferred Securities	0.06	(0.05)
After tax (gain) loss on investment securities	0.02	(0.01)
After tax other-than-temporary impairment charge
on synthetic CDO investment	0.72	0.17
After tax insurance proceeds	(0.03)	-
After tax special FDIC assessment	0.03	-
Core diluted earnings per share	$(0.01)	$1.01

The following table reconciles the non-GAAP performance measure, annualized return on average tangible equity, to the GAAP performance measure, annualized return on average shareholders’ equity:

	Nine Months Ended September 30,
(dollars in thousands, percentages annualized)	2009	2008
Return on average shareholders' equity	-7.39%	9.34%
Effect of goodwill and intangibles	-7.06%	11.28%
Return on average tangible equity	-14.45%	20.62%
Effect of Preferred Stock	-4.41%	0.00%
Return on average tangible common equity	-18.86%	20.62%

Average tangible equity excludes acquisition
related average goodwill and intangibles:
Average shareholders' equity	$1,209,042	$973,495
Average goodwill and intangibles	(590,736)	(532,771)
Average tangible equity	$618,306	$440,724
Average common equity	1,064,492	973,495 *
Average tangible common equity	473,756	440,724
* No preferred stock was issued as of September 2008
** Ratios exclude preferred dividend.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of September 30, 2009 and December 31, 2008

Assets

The Company’s total assets were $9.74 billion at September 30, 2009, an increase of $336.9 million or 3.6% from the $9.40 billion at December 31, 2008. The increase was primarily the result of total cash and cash equivalents increasing $204.4 million or 104.4% to $400.2 million, as compared to $195.8 million total at December 31, 2008.  In addition, the Company’s total investment portfolio, including both held to maturity and available for sale instruments increased $328.3 million or 17.1% to $2.25 billion, as compared with $1.92 billion at December 31, 2008.  Gross loans, including loans held for sale were $6.20 billion at September 30, 2009 a $116.2 million or 1.8% decrease when compared to $6.32 billion at December 31, 2008.

The primary reasons for the increase in total cash and due from banks was significant customer deposit growth and proceeds from the new common equity and Dividend Reinvestment Plan.   The Company achieved a higher than expected liquidity position. The growth in the Company’s total investment portfolio was primarily the result of deploying the cash proceeds obtained from the common stock issuance along with a portion of the liquidity provided by deposit growth, into high quality, short-term investments.  Notwithstanding the new loan originations in 2009, loan demand declined in 2009 compared to the same nine month period last year.

As of September 30, 2009, the Company’s total loan portfolio consisted of three broad categories of loans:

•	Loans to individuals to finance the purchase of personal assets or activities are substantially collateralized by residential real estate. This represents $975.8 million or 15.8% of total loans.
•
Residential mortgage loans for the purchase or financing of an individual’s private residence were $1.01 billion or 16.2% of total loans. The Company’s residential mortgage loan portfolio consists substantially of “prime/agency” loans, which are based on 80% of appraised value and are made to borrowers with average or better credit ratings.

•	Commercial loans were $4.22 billion or 68.0% of the total loan portfolio. This category includes commercial and industrial loans, commercial real estate, and commercial construction loans.

Investment securities (including both available-for-sale and held-to-maturity) totaled $2.25 billion at September 30, 2009, a 17.1% increase from $1.92 billion at December 31, 2008. The Company intends to maintain a level of investment securities that is sufficient to maintain its pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity.

The Company early adopted Recognition and Presentation of Other-Than-Temporary-Impairments issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/(loss) (“OCI”). Refer to Note 2, Investment Securities for a further discussion of securities impairment.

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

Allowance for Loan and Lease Losses and Non-Performing Assets

Management conducts a quarterly analysis of the loan portfolio which includes any loan designated as having a high risk profile including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.   The analysis is performed to determine the amount of the allowance which would be adequate to absorb probable losses contained in the loan portfolio.  The analytical process is regularly reviewed and adjustments may be made based on the assessments of internal and external influences on credit quality.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	09/30/09	12/31/08	12/31/07	12/31/06	12/31/05

Specific reserves	$13,128	$5,086	$613	$1,307	$1,716
Allocated reserves	110,916	72,368	54,162	56,787	52,189
Unallocated reserves	1,446	6,552	122	212	2,159
Total Allowance for Loan and Lease Losses	$125,490	$84,006	$54,897	$58,306	$56,064

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	09/30/09	12/31/08	12/31/07	12/31/06	12/31/05

Nonperforming loans	$120,120	$35,586	$15,285	$8,648	$12,144
Nonperforming loans to total loans	1.94%	0.56%	0.39%	0.24%	0.40%
Delinquent loans	$30,885	$20,782	$7,041	$8,196	$3,399
Delinquent loans to total loans	0.50%	0.33%	0.18%	0.23%	0.11%
Classified loans	$483,163	$196,349	$68,970	$66,390	$74,756
Classified loans to total loans	7.79%	3.11%	1.78%	1.83%	2.45%
Tier 1 capital and ALLL	$953,175	$825,628	$454,063	$423,390	$374,478
Classified loans to tier 1 capital and ALLL	50.69%	23.78%	15.19%	15.68%	19.96%
Total loans and leases, including loans held for sale	$6,199,684	$6,315,874	$3,875,253	$3,631,937	$3,049,808

Specific Reserve

The first element of the ALLL is the specific reserve which is an estimation of losses specific to individual impaired loans.  In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral.  The specific reserves related to impaired loans are set forth in the previous table detailing the components of the ALLL.  While every nonperforming loan is individually evaluated, not every loan requires a specific reserve.  Specific reserves fluctuate based on changes in the underlying loans and charge-offs.

Allocated Reserves

               The second element of the ALLL, the allocated reserves, represents a general allowance for loan pools where the loans are not individually evaluated, though rated according to loan product type and risk rating.  This amount is determined by applying loss factors to pools of loans within the portfolio having similar risk characteristics.

For each homogeneous pool of loans, a historical loss factor is generated using losses over five 12-month periods from the current quarter end for a total of sixty months.  The factor is then multiplied by the current quarter’s non-criticized and non-classified loan balances.

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

For non-criticized, performing loans, an estimate of adequacy is made by applying portfolio-specific environmental factors to the period-end balances.  Management used a higher percentage factor for criticized and classified loans, given their potential for higher loss.  Consideration was also given to the type and collateral of the loans with particular attention paid to Commercial Real Estate Construction Loans, due to the inherent risk of this type of loan.

As referenced in the asset quality table, the levels of delinquent, nonperforming and classified loans have trended upward for the periods presented.  These are primary factors in the determination of the ALLL.  At September 30, 2009, nonperforming loans totaled $120.1 million as compared with $35.6 million and $15.3 million at December 31, 2008 and 2007, respectively.  When compared to total loans, nonperforming loans have risen to 1.94% at September 30, 2009, up from 0.56% at December 31, 2008.  Increases within the Commercial and Real Estate Construction areas were the product categories primarily responsible for the increases.

Delinquent loans at September 30, 2009 were $30.9 million, compared to $20.8 million at December 31, 2008.  Delinquent loans equaled 0.50% and 0.33% of total loans as the aforementioned dates, respectively.  Delinquent loans are considered performing loans and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming loans).

As of September 30, 2009, classified loans relative to total loans amounted to 7.76%, as compared with 3.11% at December 31, 2008, and 1.78% at December 31, 2007. The increased level in classified loans is attributed to the national and regional economic slowdown.

Based on the increase in delinquent, nonperforming and classified loans, the Company increased its provision for loan and lease loss and its allocated reserve to reflect the deterioration of the overall economy, credit quality trends in the portfolio, and regulatory guidance and expectations.  Management increased staff levels in the workout and collection areas in recognition of the increased levels of delinquent, nonperforming and classified loans.

Unallocated Reserve

The third element of the ALLL is the unallocated reserve that addresses inherent probable losses not included elsewhere in the ALLL.  The unallocated reserve decreased from December 2008 to September 2009 as the allocated portion of the reserve associated with higher levels of problem loans and economic factors increased.

Allowance Adequacy

The Company made a provision for the three months ended September 30, 2009 of $52.0 million.  This represents an increase of $14.5 million as compared to the provision for three months ended June 30, 2009.  Company management believes that the ALLL of $125.5 million, or 2.02% of total loans and leases at September 30, 2009, is adequate based on its review of overall credit quality indicators and ongoing loan monitoring processes.

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Restructured loans	$589	$623
Nonaccrual loans and leases	116,418	31,972
Impaired and restructured loans	117,007	32,595

Loans past due 90 or more days as to interest or principal	3,113	2,991
Total non-performing loans	120,120	35,586
Other real estate owned	826	1,552
Total non-performing loans and ORE	$120,946	$37,138

Total loans and leases, including loans held for sale	$6,199,684	$6,315,874

Average total loans and leases	$6,337,201	$5,936,805

Allowance for loan and lease losses	$125,490	$84,006

Allowance for loan and lease losses to:
Non-performing loans and ORE	103.76%	226.20%
Total loans and leases	2.02%	1.33%
Average total loans and leases	1.98%	1.42%

An analysis of loan and lease charge-offs for the three and nine months ended September 30, 2009 compared to 2008 is as follows:

	For Nine Months Ended		For Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Net charge-offs	$65,541	$11,083	$24,823	$4,822

Net charge-offs (annualized) to:
Total loans and leases	1.41%	0.24%	1.60%	0.31%
Average total loans and leases	1.38%	0.25%	1.57%	0.32%
Allowance for loan and lease losses	69.60%	17.66%	79.10%	23.04%

The Company’s net charge-offs were $65.5 million for the nine months ended September 30, 2009 compared to the $11.1 million net charge-offs during the same nine month period in 2008.  The increased charge-offs were in the Commercial, Real Estate Construction and Consumer Private Banking product lines.  The Private Banking charge-offs were largely related to one customer with exposure to the Madoff fraud.    This increase in charge-offs is a direct result of the economic downturn in both the national and regional economy.

Liabilities

Liabilities totaled $8.38 billion at September 30, 2009 an increase of $156.8 million or 1.9% compared to liabilities of $8.22 billon at December 31, 2008. Aggregate deposits, the primary source of the Company’s funds, increased $408.8 million or 6.4% to $6.80 billion at September 30, 2009 as compared with $6.39 billion at       December 31, 2008. The increase in interest earning deposits is a reflection of both the Company’s attractive deposit products and the economic environment, causing consumers to be conservative in their approach to investing and to seek safety.

In addition to deposits, earning assets are funded to an extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term debt obligations and subordinated debt. In the aggregate, these funds totaled $1.55 billion at September 30, 2009, a decrease of $184.4 million or 10.6% over $1.74 billion at December 31, 2008.   The Company reduced long-term borrowings to $778.9 million, a $177.1 million or 18.5% decrease as compared to $956.0 million at December 31, 2008.  The Company utilized a portion of its increased liquidity to reduce debt.

Shareholders’ Equity

Shareholders’ equity increased $180.1 million or 3.6% to $1.36 billion at September 30, 2009, compared to $1.18 billion at December 31, 2008. Common stock increased $223.9 million or 22.3% to $1.00 billion.  The primary reason was the issuance of 30.7 million shares of National Penn common stock at $5.25 per share during September.  National Penn’s net proceeds from the offering, including the underwriters’ exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated offering expenses, was approximately $153.5 million.  In addition, the Company enhanced its Dividend Reinvestment and Stock Purchase Plan, providing a 10% discount on dividends reinvested as well as for new cash purchases made under the Plan, from November 2008 through June 12, 2009. Through this vehicle, the Company raised $68.9 million in tangible common equity during 2009.

At September 30, 2009, accumulated other comprehensive income (loss) increased $37.6 million or 116.2% compared to the December 31, 2008 amount.  The primary reason for the increase was due to increased valuation levels in available-for-sale securities.  In addition, during the quarter ended September 30, 2009, the Company recognized OTTI on CDO securities that were deemed credit-related.  Thus, the Company reclassified prior non-credit after-tax charges from accumulated other comprehensive income to retained earnings. The reclassification decreased retained earnings and increased accumulated other comprehensive income (loss). Based upon FASB guidance regarding OTTI, the Company performed a detailed evaluation and had previously retrospectively reclassified $12.4 million after-tax loss of previously recognized OTTI from 2008, and had recognized an additional $16.9 after-tax loss as a non-credit loss from the six months ended June 30, 2009, back into retained earnings.

Dividends, declared and accrued, reduced shareholders’ equity by $27.7 million during the nine months ended September 30, 2009. Net loss of $66.8 million for the nine months ended September 30, 2009 also reduced shareholders’ equity over the same period.

Goodwill

Business combinations entered into by the Company typically include the acquisition of goodwill.  Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. The Company allocated goodwill to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires us to use a high degree of subjectivity.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value.  The Company tests for impairment of goodwill as of June 30 each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill.   The Company retained a third-party valuation firm to assist in the testing for potential goodwill impairment.  The Company determined that the Income approach and the Market approach were most appropriate in determining whether impairment occurred.

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

Impairment testing for 2009 for goodwill and intangibles was completed at June 30, 2009 by management. At that time there was no determination of goodwill or intangible impairment at National Penn. As prescribed by FASB guidance, goodwill should be tested for impairment between annual tests if circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount.  During the third quarter 2009 the Company experienced such potential circumstances.  As a result,  the Company performed testing at September 30, 2009 which determined that the Community Banking Segment reporting units’ implied fair value exceeded the associated carrying amount of the Company’s reporting units, therefore no goodwill impairment was required to be recognized.  Management will continue to monitor events that could impact this conclusion in future periods.

Results of operations for the nine months ended September 30, 2009 and 2008

Net Interest Income

Net Interest Income

Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities.  Net interest income for the three months ended September 30, 2009 was $65.2 million, a decrease of $1.8 million or 2.6%, compared to the $66.9 million for the same 2008 period.  Net interest income for the nine months ended September 30, 2009 was $184.7 million, a decrease of $4.9 million or 2.6%, compared to the $189.6 million for the same 2008 period. The primary reason for the slight decline in net interest income for both periods is the deployment of liquidity generated by increased customer deposits and the successful capital initiatives, into short-term lower yielding investments and fed funds.

Interest income for the three months ended September 30, 2009 was $105.2 million, a $15.5 million or 12.8% decrease as compared with $120.7 million for the same period in 2008.  Interest income for the nine months ended September 30, 2009 was $316.8 million, a $33.8 million or 9.6% decrease as compared with $350.6 million for the same period in 2008. The primary reason for the decline in interest income in both periods was that the interest revenue attributable to the increase in average earning assets was more than offset by a decrease in yield as the general level of interest rates declined late 2008 and early 2009. The increased levels of nonperforming assets and the aforementioned temporary deployment of liquidity also contributed to the decrease in interest income.

Interest expense for the three months ended September 30, 2009 was $40.0 million, a decrease of $13.7 million or 25.5% compared to $53.8 million for the three months ended September 30, 2008.  Interest expense for nine months ended September 30, 2009 was $132.1 million, a decrease of $28.9 million or 17.9% compared to $161.0 million for the nine months ended September 30, 2008. The primary reason for the decrease in interest expense in both periods was that with strong liquidity, the Company employed a strategy of pricing deposit products, maturing time deposits and corporate cash management accounts less aggressively.

The following table presents average balances, average rates and interest rate spread information:

Average Balances, Average Rates, and Interest Rate Margin*

	Nine Months Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest bearing balances with banks
and federal funds sold	$36,622	$66	0.24%	$24,345	$576	3.16%
Investment securities*	2,029,770	77,406	5.10%	1,908,169	79,784	5.59%
Total loans and leases*	6,337,201	256,486	5.41%	5,829,145	285,341	6.54%
Total earning assets	$8,403,593	$333,958	5.31%	$7,761,659	$365,701	6.29%

Interest-bearing liabilities
Interest bearing deposits	$5,987,692	$88,091	1.97%	$5,111,137	$108,137	2.83%
Short-term borowings	649,644	9,618	1.98%	713,452	15,750	2.96%
Long-term borrowings	1,004,098	34,423	4.58%	1,121,623	37,096	4.41%
Total interest-bearing liabilities	$7,641,434	$132,132	2.31%	$6,946,212	$160,983	3.10%

INTEREST RATE MARGIN**		$201,826	3.21%		$204,718	3.52%
Tax equivalent interest		(17,123)	-0.27%		(15,078)	-0.26%
Net interest income		$184,703	2.94%		$189,640	3.26%

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

	Nine Months Ended
(dollars in thousands)	September 30, 2009 over 2008
Increase (decrease) due to:	Volume	Rate	Total
Interest Income:
Interest bearing deposits in banks and fed funds sold	$205	$(715)	$(510)
Investment securities	13,118	(15,496)	(2,378)
Total loans and leases	49,426	(79,281)	(28,855)
Total interest income	$62,749	$(95,492)	$(31,743)
Interest Expense:
Interest bearing deposits	$27,020	$(47,066)	$(20,046)
Short-term borrowings	(188)	(5,944)	(6,132)
Long-term borrowings	(842)	(1,831)	(2,673)
Total interest expense	$25,990	$(54,841)	$(28,851)
Increase (decrease) in net interest income	$36,759	$(39,652)	$(2,892)

Net interest income, on a full taxable equivalent basis, decreased $2.9 million in the first nine months of 2009, as compared to the same period in 2008.  This change is impacted by volume and rate.  Volume had a positive impact as the increase in interest income due to higher interest earning assets was greater than the increase in interest expense on the growth in interest-bearing liabilities.  Rate had a negative impact in that decreases in interest income from lower rates on assets were greater than the decreases in rates on interest-bearing liabilities.  The growth in interest-earning assets and interest-bearing liabilities resulted from organic growth.

Net interest margin on a full taxable equivalent basis, defined as net interest income divided by total interest earning assets, was 3.21% during the nine months ended September 30, 2009 compared to 3.52% during the nine months ended September 30, 2008.  The margin was impacted by rates on earning assets declining at a faster pace than rates on interest bearing liabilities, the associated impact of increases in non-performing loans, and the reduced impact of KNBT’s fair value purchase accounting marks accretion into net interest income.

Although the margin has declined during the year over year period ending September 30, 2009, the company has experienced margin expansion during the second and third quarters of 2009.  The primary reason for margin improvement was the progress made in the reduction of funding costs.

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to current earnings was $52.0 million for the three months ended September 30, 2009, a $45.1 million increase as compared to a provision for loan losses of $6.9 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the provision for loan losses was $107.0 million, a $93.0 million increase over the $14.0 million provision for the same period in 2008. The increase is primarily due to increased non-accruing loans and the inherent risk of our commercial loan portfolio. For a complete analysis of allowance for loan loss please see “Allowance for Loan Losses and Non-Performing Assets” above.

Non-Interest Income

Non-interest income was $(64.1) million for the three months ended September 30, 2009 a $81.0 million decrease as compared with $16.9 million income over same period in 2008.  Non-interest loss was $(27.4) million for the nine months ended September 30, 2009, a $76.4 million decrease as compared with $49.0 million income over same period in 2008.  The primary reason for the decrease in non-interest income was a pre-tax unrealized loss of $84.7 million and $99.6 million, respectively, resulting from an other-than-temporary impairment charge on the Company’s CDO’s for the three and nine months ended September 30, 2009.

Wealth management income decreased $569,000 and $2.8 million, respectively for the three and nine month period ending September 30, 2009 over the same periods last year. Equity in undistributed net earning (loss) of unconsolidated investments declined $2.1 million for both the three and nine month period ending September 30, 2009. Both of the aforementioned decreases are a result of the sustained overall decline of financial markets.  Mortgage banking income increased $1.0 million and $4.7 million, respectively, for the three and nine month periods ending September 30, 2009 over the comparable periods in 2008. The Company attributes this increase to the lower interest rate environment and the resultant refinance market. Cash management and electronic banking fees increased $124,000 and $1.1 million, respectively for the three and nine month periods ending September 30, 2009 over the comparable 2008 periods.  The primary reason for the increase was increased customer utilization of these services.

Non-Interest Expense

Non-interest expense was $52.1 million for the three months ended September 30, 2009, a $1.9 million or 3.6% decrease as compared with $54.1 million over same period in 2008.  Non-interest expense was $171.5 million for the nine months ended September 30, 2009, a $14.7 million or 9.4% increase as compared with $156.8 million over same period in 2008.  The decrease in non-interest expense for the three month period ending September 30, 2009 over the comparable period 2008, was due to the receipt of $4.0 million fraud loss recovery through insurance proceeds.  The increase in non-interest expense for nine month period ending September 30, 2009 over the comparable 2008 periods was primarily the result of a special FDIC insurance fund assessment of $4.6 million and a $1.5 million prepayment penalty on the early retirement of long-term borrowings.  The FDIC special assessment was in addition to the increased premiums assessed in 2009.  The early retirement of the long-term borrowing will generate a positive return over the original maturity period of the borrowings.

Income Tax Expense

The Company recognized a net book tax benefit of $40.0 million for the three months ended September 30, 2009, which compares to tax expense of $3.6 million for the same period in 2008.  For the nine months ended September 30, 2009, the Company also recognized a tax benefit of $54.4 million compared to $19.7 million tax expense for the same period in 2009.  The Company’s effective tax rate was negative at September 30, 2009 due to both the reported net loss, as well as the level of the Company’s tax advantaged income.

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

The Company employs a diverse capital raising strategy which may include acquisition of additional equity capital. During 2008, the Company completed the sale of its senior preferred stock totaling $150 million to the U.S. Department of the Treasury under its TARP Capital Purchase Program. In the transaction, the U.S. Treasury purchased 150,000 shares of newly issued, non-voting National Penn senior preferred stock with an aggregate liquidation preference of $150 million and an initial annual dividend of 5%. U.S. Treasury also received warrants to purchase 1,470,588 shares of National Penn common stock at an exercise price of $15.30 per share. In fourth quarter 2008, the Company enhanced its Dividend Reinvestment and Stock Purchase Plan (“DRP”) to provide a 10% discount on dividends reinvested as well as for new voluntary cash purchases made under the DRP. Voluntary cash contributions could be made in amounts up to $50,000 per month, an increase from the prior monthly limitation of $10,000. In April 2009, the Company amended the DRP again, raising the limit on voluntary monthly cash contributions to $250,000. The Company terminated the enhanced DRP cash contribution provisions in June 2009 earlier than originally anticipated, due to the success of this capital raising effort as demonstrated by our receipt of a total of $72.4 million in new common equity, $52.2 million of which was raised in the second quarter of 2009.

In September 2009, National Penn issued 30.7 million shares of its common stock at $5.25 per share. This issuance includes 26.7 million shares initially announced and 4.0 million shares purchased by underwriters through exercising their over-allotment option. National Penn’s net proceeds from the offering, including the exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated offering expenses was approximately $153.1 million.

National Penn may use the net proceeds from this offering for general corporate purposes which may include, among other uses, making investments at the holding company level, providing capital to support National Penn's subsidiaries, including National Penn Bank, supporting asset and deposit growth, engaging in acquisitions or other business combinations, reducing or refinancing existing debt or the repurchase of the Series B Preferred Stock and the warrant issued to the U.S. Treasury pursuant to National Penn's participation in the U.S. Treasury's TARP Capital Purchase Program. National Penn does not have any specific plans for acquisitions other business combinations at this time. The repurchase of the Series B Preferred Stock from the U.S. Treasury can be done in whole or in part and is subject to approval from National Penn's banking regulators.

 As measured using the Consolidated Statement of Cash Flows, at September 30, 2009, the Company provided $204.4 million in net cash and equivalents versus providing $85.3 at September 30, 2008.

Net cash provided by operating activities was $88.3 million at September 30, 2009 and $77.4 million at   September 30, 2008.  During 2009, the Company increased loan provision to $107.0 million from $14.0 million in 2008.

Net cash used in investing activities at September 30, 2009 decreased to $298.4 million from $349.8 million at September 30, 2008.  Purchase of investment securities available for sale and held to maturity totaled $600.0 million as compared with a total of $326.6 at September 30, 2008.

Cash provided by financing activities was $414.5 million at September 30, 2009 versus $357.8 million at September 30, 2008. The largest source of financing funds in 2009 was the net increase in customer deposits and proceeds from the issuance of shares under the aforementioned enhanced Dividend Reinvestment and optional cash purchase program.

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

ALCO's principal focus is net interest income at risk. The Company utilizes a net interest margin shock simulation model as one method to identify and manage our interest rate risk profile. The model measures projected net interest income "at-risk" and anticipated resulting changes in net income and economic value of equity. The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates our market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model has proven to be an important guidance tool for ALCO. The following table sets forth the results of this model for National Penn Bank and Christiana, the principal entities exposed to market risk, at September 30, 2009.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at September 30, 2009:

		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years	Total
Interest-earning assets:
Interest bearing deposits	$44,511	$-	$-	$-	$44,511
Investment securities	269,901	418,118	712,544	891,216	$2,291,779
Loans and Leases (1)	2,623,056	961,971	2,005,657	483,509	$6,074,193
Total interest-earning assets	$2,937,468	$1,380,089	$2,718,201	$1,374,725	$8,410,483
Cumulative total interest-
earning assets	$2,937,468	$4,317,557	$7,035,758	$8,410,483	$8,410,483
Interest bearing liabilities:
Interest bearing deposits	$4,018,885	$1,234,360	$825,456	$1,503	$6,080,204
Borrowed funds	492,469	50,387	447,023	424,938	1,414,817
Subordinated debt	77,321	-	-	58,755	136,076
Total interest-bearing
liabilities	$4,588,675	$1,284,747	$1,272,479	$485,196	$7,631,097
Cumulative total interest-
bearing liabilities	$4,588,675	$5,873,422	$7,145,901	$7,631,097	$7,631,097
Interest-earning assets
less interest bearing
liabilities	$(1,651,207)	$(1,555,865)	$(110,143)	$779,386	$779,386
Cumulative interest-rate
sensitivity gap	$(1,651,207)	$(3,207,072)	$(3,317,215)	$(2,537,829)

(1)
Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due.  Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the interest rate environment prevailing during the nine months of 2009.  The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals.  There has been no adjustment for the impact of future commitments and loans in process.

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

The calculated estimates of change in MVPE at September 30, 2009 are as follows:

(dollars in thousands)
		% Change
MVPE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$1,037,948	-13.99%
+ 200 basis point rate shock	1,095,629	-9.21%
+ 100 basis point rate shock	1,151,344	-4.59%
base case	1,206,710	0.00%
- 100 basis point rate shock	1,265,640	4.88%
- 200 basis point rate shock	1,262,939	4.66%
- 300 basis point rate shock	1,256,157	4.10%

Management also estimates the potential effect of shifts in interest rates on net income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net income:

(dollars in thousands)	September 30, 2009		September 30, 2008
Change in	Change in	Change in	Change in	Change in
Interest Rates	Net Income	Net Income	Net Income	Net Income
(in basis points)
+ 300	$16,628	47.19%	$(11,412)	-9.14%
+ 200	10,564	29.98%	(6,060)	-4.85%
+ 100	4,998	14.18%	(2,063)	-1.65%
- 100	(1,960)	-5.56%	(2,667)	-2.14%
- 200	(7,749)	-21.99%	(10,778)	-8.63%
- 300	(11,595)	-32.90%	(21,254)	-17.03%

The net income view of interest rate risk analysis considers the impact to net income over the next twelve months.  The MVPE view considers the change in values of each item of the balance sheet at a point in time.  While an increase in interest rates is expected to produce higher net income in the next twelve months, the net value of the balance sheet declines in a rising rate scenario.

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

The following table sets forth the contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2009:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$46,731	$1,641	$11,254	$7,870	$25,966
Remaining contractual maturities of time deposits	2,762,730	1,946,059	685,944	119,749	10,978
Loan commitments	1,636,351	945,340	133,076	29,528	528,407
Long-term borrowed funds	778,905	67,493	176,656	49,500	485,256
Guaranteed preferred beneficial interests in Company's
subordinated debentures	136,076	-	-	-	136,076
Letters of credit	179,919	129,747	46,774	188	3,210
Dividends on Preferred Stock*	99,375	7,500	15,000	19,500	57,375
Total	$5,640,087	$3,097,780	$1,068,704	$226,335	$1,247,268

*	Term is unlimited; assumed 10 year term for this table.

The Company currently does not have any off-balance sheet special purpose entities.  The Company had no capital leases at September 30, 2009.

CAPITAL LEVELS

At September 30, 2009, National Penn, National Penn Bank and Christiana each met the criteria for a well capitalized institution. Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008

The Company	9.00%	8.50%	12.46%	10.65%	13.72%	11.85%
National Penn Bank*	8.02%	7.90%	11.00%	10.00%	12.26%	11.19%
Christiana	7.78%	10.20%	12.51%	11.82%	13.77%	13.07%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

* As of September 30, 2009 the Company’s net deferred tax asset of approximately $100 million is classified in the Company’s other assets and other liabilities.  During the third quarter 2009 approximately $73 million of the Company’s deferred tax asset  was reduced under regulatory guidelines in the computation of regulatory capital ratios.  The regulations are more restrictive than GAAP as it relates to the recognition of the deferred tax asset related to carry forward periods.  A $60 million capital contribution from the Company to National Penn Bank was authorized by the Company’s Board of Directors on October 27, 2009.  The pro forma Tier 1 to average asset, Tier 1 to risk-weighted asset, and total capital to risk-weighted asset ratios are 8.02%, 11.00%, and 12.26%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information presented in the Liquidity and Interest Rate Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures.

National Penn’s management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For National Penn, these reports are its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K.

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

National Penn considers its internal control over financial reporting to be a subpart of its disclosure controls and procedures.  In accordance with SEC regulations, National Penn’s management evaluates National Penn’s disclosure controls and procedures at the end of each quarter, while it assesses the effectiveness of its internal control over financial reporting at the end of each year.  A determination that internal control over financial reporting is not effective necessitates remediation and subsequent testing for effectiveness before the next annual formal assessment of effectiveness takes place.  Of necessity, such an assessment precludes a finding that disclosure controls and procedures are effective until such later time as, after remediation and subsequent testing, internal control over financial reporting is assessed at year-end as being effective.

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

Due to the material weakness identified as of December 31, 2008, which, as discussed below, is in the remediation and testing process, National Penn’s management concluded that National Penn’s disclosure controls and procedures were not effective as of September 30, 2009.

Beginning in the fourth quarter 2008 and continuing through September 30, 2009, management has implemented remedial changes for the identified material weakness in the areas of system access in support and back office operations, segregation of duties, reporting of new loans, and statement distribution and transaction verification.  A task force of senior officers was created and is implementing a series of guiding principles for National Penn’s risk management program.  This task force is evaluating and redesigning, as necessary, National Penn’s risk assessment process with the goal of creating an enhanced, self-improving and sustainable risk and control assessment process that engages all levels of staff, management and the Board of Directors.  The task force has also effected changes in the areas of loan verifications and loan maintenance, and has implemented a risk gap analysis process.  The task force has been supported in its efforts by an independent risk management consultant.  National Penn’s Audit Committee is reviewing these remedial efforts as they are undertaken.  Based on the totality and nature of the changes being made, implementation and subsequent testing for effectiveness are expected to continue for the remainder of 2009.

Other than the remedial efforts discussed above, there were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.  National Penn anticipates that implementation of its remedial plan for the aforementioned material weakness will materially improve National Penn’s internal control over financial reporting.  However, National Penn cannot predict the precise timing or effectiveness of any such changes.

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

Item 1A.  RISK FACTORS

National Penn may need to, or may be compelled to, raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require National Penn and its banking subsidiaries to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by National Penn's management and board of directors based on capital levels that they believe are necessary to support National Penn's business operations. At September 30, 2009, all three capital ratios for National Penn and each of its banking subsidiaries were above "well capitalized" levels under current bank regulatory guidelines. To be "well capitalized," banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. However, National Penn's regulators may require it or its banking subsidiaries to operate with higher capital levels. For example, regulators recently have required competitor banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.  If regulators require National Penn to maintain capital levels beyond its "well capitalized" level, National Penn may have to reduce assets, seek alternative means to increase capital, or both.

If National Penn raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Please refer to the risk factor below titled "There may be future sales or other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock." Furthermore, a capital raise through issuance of additional shares may have an adverse impact on the National Penn's stock price. New investors may also have rights, preferences and privileges senior to National Penn's current shareholders, which may adversely impact its current shareholders. National Penn's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, National Penn cannot be certain of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If National Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect National Penn's operations, financial condition and results of operations.

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted National Penn and may continue to adversely impact National Penn.

Late in 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in National Penn's loan loss reserves at September 30, 2009.

National Penn expects credit quality to remain challenging and at elevated levels of risk for at least the remainder of 2009 and throughout 2010. Continued deterioration in the quality of National Penn's credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

The results of the internal and independent stress tests that National Penn has conducted may not accurately predict the impact on National Penn if the condition of the economy were to continue to deteriorate more than assumed.

National Penn recently conducted an internal stress test. This stress test was based on the methodology of the tests that were recently administered to the nation's 19 largest banks by the U.S. Treasury in connection with its Supervisory Capital Assessment Program. For its internal stress test, National Penn applied assumptions to estimate its credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under a "more adverse" stress test scenario. These assumed loss rates were not as severe as those used by the U.S. Treasury. National Penn also reviewed a projected loan loss model made available by SNL Financial which used an assumed loan loss rate that differed from the rate used in National Penn's internal stress test and by the U.S Treasury.

While National Penn believes it applied appropriate assumptions in performing its stress test, these assumptions may prove to be incorrect. The results of National Penn's stress test and the stress test performed by SNL Financial may not be comparable to the results of stress tests performed and publicly released by the U.S. Treasury, and the results of these tests may not be the same if they had been performed by the U.S. Treasury. Moreover, the results of the stress tests may not accurately reflect the impact on National Penn if the economy does not improve or continues to deteriorate. Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on National Penn's resources and capital requirements, than those predicted by National Penn's stress tests.

National Penn's allowance for loan losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the quarter ended September 30, 2009, when it recorded a provision for loan losses of $52 million. The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control. Furthermore, bank regulators may require National Penn to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of National Penn's loan portfolio, underwriting procedures and allowance for loan losses. (See the risk factor titled "Governmental regulation, legislation and accounting industry pronouncements could adversely affect National Penn.") If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. Deteriorating local economic conditions during 2008 and the first three quarters of 2009 caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in this regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

Declines in asset values may result in impairment charges and adversely impact the value of National Penn's investments, financial performance and capital.

National Penn maintains an investment portfolio that includes, but is not limited to, municipal bonds and collateralized debt obligations. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If National Penn determines that a significant impairment has occurred, National Penn would be required to charge against earnings the credit-related portion of the other than temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

National Penn's investment portfolio includes approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At September 30, 2009, National Penn had $556 million recorded as goodwill. National Penn reviews its goodwill at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, reduced estimates of future cash flows or disruptions to National Penn's business, could indicate that goodwill might be impaired. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in an impairment to its goodwill, National Penn would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and our stock price.

National Penn’s ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires the Company to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences.  National Penn’s deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  If it is determined that a valuation allowance of its deferred tax asset is necessary, the Company may incur a charge to earnings.  A valuation allowance has been recognized for regulatory capital purposes in third quarter 2009, as disclosed in Part I, Item 2 of this Report.

Negative conditions in the general economy and financial services industry may limit National Penn's access to additional funding and adversely impact liquidity.

An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on National Penn's liquidity. National Penn's access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect it specifically or the financial services industry in general. Factors that could detrimentally impact National Penn's access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it. National Penn's ability to borrow could also be impaired by factors that are nonspecific to National Penn, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program (the “CPP”), under which it is purchasing preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of Series B Preferred Stock and a Warrant to purchase 1,470,588 shares of National Penn common stock at $15.30 a share (the “Warrant”), for an aggregate purchase price of $150 million.  (The number of shares subject to the Warrant was reduced to 735,294 after National Penn's completion in the third quarter 2009 of a "qualifying equity offering" of more than $150 million.)

Participation in the CPP subjects National Penn to increased oversight by the U.S. Treasury, regulators and Congress. On February 17, 2009, the EESA was amended by the American Recovery and Reinvestment Act of 2009, or the ARRA. The EESA, the ARRA and the rules issued under these acts contain executive compensation restrictions and corporate governance standards that apply to all CPP participants, including National Penn. For example, participation in the CPP imposes restrictions on National Penn's ability to pay cash dividends on, and to repurchase, its common stock. With regard to increased oversight, the U.S. Treasury has the power to unilaterally amend the terms of the CPP purchase agreement to the extent required to comply with changes in applicable federal law and to inspect National Penn's corporate books and records through its federal banking regulator. In addition, the U.S. Treasury has the right to appoint two persons to National Penn's board of directors if National Penn misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. The EESA, the ARRA and the related rules subject National Penn to restrictions on executive compensation that are complex, far-reaching, and unprecedented, and that could materially affect National Penn's ability to attract, motivate, and/or retain key executives and other key personnel. In addition, National Penn is now required to submit its executive compensation program to an advisory (non-binding) shareholder vote.

Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could further restrict National Penn's operations or increase governmental oversight of its businesses and its corporate governance practices. The Special Inspector General for the Troubled Asset Relief Program, or TARP, has requested information from CPP and other TARP participants, including a description of past and anticipated uses of the TARP funds and plans for addressing executive compensation requirements under the CPP. National Penn and other CPP participants are also required to submit monthly reports about their lending and financial intermediation activities to the U.S. Treasury. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

The ultimate impact that the EESA, the ARRA and their implementing regulations, or any other legislation or governmental program, will have on the financial markets is unknown at this time. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect National Penn's business, results of operations, financial condition, access to funding and the trading price of National Penn's common stock.

Governmental regulation, legislation and accounting industry pronouncements could adversely affect National Penn.

In addition to the EESA and the ARRA, National Penn and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of National Penn and its subsidiaries. This regulatory scheme, which is primarily intended to protect consumers, depositors and the government's deposit insurance funds and to accomplish other governmental policy objectives (e.g., combating terrorism), is expected to change—perhaps significantly—following the Obama administration's June 2009 financial regulatory reform proposal. In addition, National Penn is subject to changes in accounting rules and interpretations. National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn. Any such changes may negatively affect National Penn's financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn's shareholders.

National Penn may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Recent bank failures have severely depleted the FDIC’s insurance fund.  In response, the FDIC adopted a final rule effective April 1, 2009, which changes the manner in which the FDIC’s assessment system differentiates for risk and makes additional changes to assessment rates and other deposit insurance assessment rules.  The FDIC also imposed a special deposit insurance assessment of 5 basis points on all insured institutions, which was payable on September 30, 2009, and is considering requiring insured institutions to pay in advance their insurance premiums for 2010-2012.  Any additional special assessments or increased insurance premiums could adversely affect our earnings.

Competition from other financial institutions may adversely affect National Penn's profitability.

National Penn's banking subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn's competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Additionally, several of National Penn's banking competitors are large financial institutions that have received multi-million or multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which has strengthened their balance sheets and enhanced their ability to withstand the uncertainty of the current economic environment. Intensified competition from these institutions could reduce National Penn's net income by decreasing the number and size of loans that National Penn's subsidiaries originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, National Penn's banking subsidiaries face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn's competitors enjoy advantages, including greater financial resources (from participation in the CPP or otherwise), more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn's ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn's cost of funds.

National Penn's banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn's non-bank competitors are subject to less extensive regulations than those governing National Penn's banking operations. As a result, such non-bank competitors may have advantages over National Penn's banking and non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn's margins on banking and non-banking services, reduce its market share and adversely affect its earnings and financial condition.

Inability to hire or retain key personnel could adversely affect National Penn’s business.

National Penn's subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn's customer relationships and serve in other key operation positions in the ears of finance, credit administration, loan functions and information technology. These competitors may not be subject to the limitations on executive compensation imposed under the EESA and the ARRA, may not be subject to federal taxation, and may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel, including the loss of potential and/or existing substantial customer relationships.

Variations in interest rates may negatively affect National Penn's financial performance.

Changes in interest rates may reduce profits. The primary source of income for National Penn currently is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to repay their obligations. In a declining interest rate environment, National Penn may be unable to re-price deposits downward in the same magnitude and/or with the same timing as the movement in its interest-sensitive assets. Accordingly, changes in levels of market interest rates, whether upward or downward, could materially adversely affect National Penn's net interest spread, loan origination volume, asset quality and overall profitability.

National Penn is subject to certain risks in connection with its strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to National Penn's growth in the past 18 years, and continue to be a key component of its longer-term business model. Accordingly, it is possible that National Penn could acquire other financial institutions, financial service providers or branches of banks in the future. National Penn's ability to engage in future mergers and acquisitions depends on its ability to identify suitable merger partners, finance and complete such transactions on acceptable terms and at an acceptable price, and its ability to receive the necessary regulatory approvals and, when required, shareholder approval. National Penn's success also depends on, among other things, its ability to realize anticipated cost savings and revenue enhancements from acquisitions and to combine the businesses of the acquired companies in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues due to loss of customers. If National Penn is not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all or may take longer to realize than expected. Additionally, if the integration efforts following acquisitions are not successfully managed, the failure of these integration efforts could result in loan losses, deposit attrition, operating costs, loss of key employees, disruption of National Penn's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect National Penn's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of such acquisitions or result in unanticipated losses.

If National Penn's information systems are interrupted or sustain a breach in security, those events may negatively affect National Penn's financial performance and reputation.

In conducting its business, National Penn relies heavily on its information systems. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not. Any such failure, interruption or breach could result in failures or disruptions in National Penn's customer relationship management, general ledger, deposit, loan and other systems. The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions or security breaches of National Penn's information systems could damage National Penn's reputation, result in a loss of customer business and data, subject National Penn to additional regulatory scrutiny, or expose National Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on National Penn's financial condition and results of operations.

If National Penn's information technology is unable to keep pace with its growth or industry developments, National Penn's financial performance may suffer.

Effective and competitive delivery of National Penn's products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs. National Penn's future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of National Penn's competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn, and National Penn's need to attract, retain and motivate qualified personnel becomes increasingly critical, particularly as National Penn may complete future acquisitions and enter new markets. There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

National Penn's internal control systems are inherently limited.

National Penn's system of internal controls, disclosure controls and corporate governance policies and procedures is inherently limited. As of December 31, 2008, National Penn had identified certain control deficiencies that, in combination, constituted a material weakness. The inherent limitations of National Penn's system of internal controls include the realities that judgments in decision-making can be faulty, breakdowns can occur because of simple errors or mistakes and controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on National Penn's business, results of operations or financial condition. Additionally, any plans of remediation for any identified weaknesses may be ineffective in improving National Penn's internal controls.

There may be future sales or other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock.

On September 18, 2009, National Penn completed an underwritten public offering of 30,705,000 shares of common stock.  In connection with the offering, National Penn entered into a Lock-Up Agreement with the underwriters, Sandler O'Neill & Partners, L.P, which restricts National Penn’s ability to issue additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares for a period of 60 days after September 9, 2009.  This 60 day restricted period will be automatically extended if (1) during the last 18 days of the 60-day restricted period, National Penn issues an earnings release or material news or a material event relating to National Penn occurs or (2) prior to the expiration of the 60-day restricted period, National Penn announces that it will release earnings results or becomes aware that material news or a material event will occur during the 16-day period beginning on the last day of the 60-day restricted period, in which case the restricted period will continue to apply until the expiration of the 18-day period beginning on the date on which the earnings release is issued or the material news or material event related to us.

Except pursuant to the Lock-Up Agreement as described above, National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 125,658,738 shares were outstanding as of September 30, 2009, and up to one million shares of preferred stock, none of which shares are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, as of September 30, 2009, 3,064,913 shares are available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. As of September 30, 2009, 10,992,016 shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders and could depress our stock price. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

In addition, National Penn may decide to repurchase the Series B Preferred Stock issued to the U.S. Treasury in connection with National Penn's participation in the CPP. To repurchase the preferred stock, National Penn is required to obtain the approval of National Penn's primary federal regulator which may require National Penn to raise additional capital prior to repurchasing the Series B Preferred Stock. Should National Penn choose to raise capital by selling shares of common stock for any reason, including, without limitation, for the purpose of repurchasing its Series B Preferred Stock or for increasing its regulatory capital, the issuance would have a dilutive effect on National Penn's other shareholders and could have a material negative effect on the market price of National Penn's common stock.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate the cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2009, National Penn Bank had no ability to pay dividends to National Penn without prior regulatory approval, while Christiana Bank & Trust Company had the ability to pay $860,000 in dividends to National Penn without prior regulatory approval. There is no assurance that National Penn Bank, Christiana Bank & Trust Company and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In October 2009, National Penn's board of directors approved a fourth quarter 2009 cash dividend of $0.01 per share, which was a reduction from the $0.05 per share amount paid in the third quarter of 2009. The board reduced the common stock cash dividend to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also to guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve. Under this guidance, bank holding companies like National Penn are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations—for example, when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, this Federal Reserve guidance is relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury. National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Under the terms of National Penn's purchase agreement with the U.S. Treasury pursuant to which National Penn issued the Series B Preferred Stock and the Warrant, National Penn's ability to declare or pay dividends on any of its stock is restricted. Specifically, National Penn may not declare dividend payments on common, junior preferred or pari passu preferred stock if it is in arrears on the dividends on the Series B Preferred Stock. Further, National Penn may not increase the dividends on its common stock above $0.17 per share, without the U.S. Treasury's approval until December 12, 2011 unless all of the Series B Preferred Stock has been redeemed or transferred.

National Penn's ability to repurchase its common stock is also restricted under the terms of the purchase agreement with the U.S. Treasury. The U.S. Treasury's consent generally is required for National Penn to make any stock repurchases until December 12, 2011 unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if National Penn is in arrears on the Series B Preferred Stock dividends.

There can be no assurance that National Penn will repurchase the Series B Preferred Stock and the Warrant or that National Penn's regulators would approve such redemption and repurchase.

               National Penn has not determined if or when it will seek the approval of its regulators to repurchase the Series B Preferred Stock and the Warrant. Such repurchases are subject to regulatory approval. There can be no assurance when or if the Series B Preferred Stock and Warrant can be repurchased or what the redemption price for the Warrant will be. Until such time as the Series B Preferred Stock and the Warrant is repurchased, National Penn will remain subject to the terms and conditions set forth in the purchase agreement with the U.S. Treasury, the Series B Preferred Stock and the Warrant, which, among other things, require National Penn to obtain regulatory approval to pay quarterly dividends on its common stock in excess of $0.17 per share and, with some exceptions, to repurchase its common stock. Further, National Penn's continued participation in the CPP subjects it to increased regulatory and legislative oversight. See the risk factor titled "The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.”

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended
September 30, 2009.  National Penn is not permitted to repurchase shares of its stock under a stock repurchase plan until the earlier of December 12, 2011 or the date on which the U.S. Treasury no longer holds National Penn’s senior preferred stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2009, no matters were submitted to a vote of National Penn shareholders.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

1.1
Underwriting Agreement, dated September 9, 2009, between National Penn Bancshares, Inc. and Sandler O’Neill Partners, L.P., as representative of the several underwriters, JP Morgan Securities, Inc. and Keefe, Bruyette and Woods, Inc. (Incorporated by reference to Exhibit 1.1 to National Penn’s Report on Form 8-K dated September 15, 2009, as filed on September 15, 2009.)

3.1
Statement with Respect to Shares, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated October 27, 2009, as filed on    November 2, 2009.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to National Penn’s Report on Form 8-K dated October 27, 2009, as filed on November 2, 2009.)

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

10.3
Employment Agreement dated as of August 12, 2009 among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009 (as filed on August 12, 2009).

10.4
TARP Restriction Agreement dated October 30, 2009 between National Penn Bancshares, Inc. and Bruce G. Kilroy* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form   8-K dated November 3, 2009 (as filed on November 3, 2009).

10.5
TARP Restriction Agreement dated November 2, 2009 between National Penn Bancshares, Inc. and Paul W. McGloin* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 3, 2009 (as filed on November 3, 2009).

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 6, 2009	By:	/s/ Glenn E. Moyer
			Name:	Glenn E. Moyer
			Title:	President and CEO

Date:	November 6, 2009	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer