Form 10-K
period 2009-12-31
NATIONAL PENN BANCSHARES INC
filed 2010-03-05
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

             Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2009, was $425.9 million.

As of February 28, 2010, the Registrant had 125,923,423 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2010 -- Part III.

NATIONAL PENN BANCSHARES, INC.

FORM 10-K

i

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

•
At December 31, 2009, National Penn was one of the largest banking companies headquartered in eastern Pennsylvania. At December 31, 2009, it operated 119 community banking offices throughout thirteen counties in eastern Pennsylvania, 5 community offices in Centre County, Pennsylvania, 1 community office in Cecil County, Maryland, and 2 community offices in Delaware.

•	At December 31, 2009, National Penn had total assets of $9.5 billion, total loans and leases of $6.0 billion, total deposits of $6.7 billion, and total shareholders’ equity of $1.1 billion.
•
For the year ended December 31, 2009, we reported a net loss available to common shareholders of $356.4 million compared to net income available to common shareholders for the year ended December 31, 2008 of $31.9 million.

•
As of December 31, 2009, we, together with our bank subsidiaries, National Penn Bank and Christiana Bank & Trust Company, had an allowance for loan and lease losses of $146.3 million, which represented 2.43% of total loans and leases outstanding of $6.0 billion.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west.

During 2009, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area and the greater Wilmington area of New Castle County, Delaware.

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

Many of these competitors are significantly larger than National Penn; have greater resources, lending limits and larger branch systems; offer a wider array of financial services than National Penn; and are long-established in their geographic markets (some of which have only been recently entered by National Penn).  See “General Development of Business” below.  In addition, some of these competitors are subject to a lesser degree of regulation than that imposed on National Penn.

Many of these competitors have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, including many of the largest ones.  This development will likely further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.  See “Gramm-Leach-Bliley Act” below.

Business Strategy

Our goal is to become the most highly regarded financial institution in the markets we serve.  We intend to accomplish this goal by combining the sophisticated products and fee-based services of a major regional financial services company with the personal attention, service and responsiveness of a community bank holding company.  We believe this strategy will result in a higher level of customer satisfaction, customer retention, and creation of shareholder value. The primary components of our business strategy are commercial banking, consumer banking, private banking, specialized services, development of fee income, and enhanced customer service.

Commercial Banking. Commercial banking has been our historic and ongoing business focus.  Our business customers tend to be small to middle market customers with annual gross revenues generally between $1 million and $100 million.  Many of these customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe that this helps to distinguish us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit plans, and a full array of cash management services.  While currently receiving a reduced emphasis given the current stresses in our primary market areas, we also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  As of December 31, 2009, our commercial loan portfolio was $4.0 billion, which represents 67 % of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs.  In order to serve small businesses better, National Penn Bank is an approved “SBA Preferred/Express Lender” by the US Small Business Administration.  Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the Small Business Administration.

Consumer Banking. We offer a full range of deposit accounts, which include demand, NOW, money market, certificates of deposit and other checking and savings accounts.  We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, multi-family loans, educational loans and credit cards.  In addition, we offer automated teller services through an inter-bank automated teller system, safe deposit and night depository facilities and internet banking services, including on-line bill paying.  The Company continues to focus its efforts in further development of retail products and services, especially core transactional deposit accounts.

Private Banking.     For those individuals requiring the highest levels of service and ease when it comes to the management of their personal and business finances, National Penn Wealth Management offers Private Banking.  These relationships are serviced on a one-on-one basis by individual private bankers. Private Banking advantages include: dedicated banker to navigate the Company and meet the client’s financial needs, special deposit and lending services, wide range of investment and insurance services, and a full range of consumer and business banking services.

Specialized Services. An important component of our business strategy is the development of business lines that give us higher margin opportunities.  We are continually assessing the markets within which we operate in order to identify and seize upon opportunities where we believe a market segment is being under-served.  Once identified, we focus on customizing solutions that are beneficial to the user and profitable to us.

Examples include our International Group, our Government Banking Group and Cash Management Sales Group. The International Group assists corporations and correspondent banks with their international trade-related short-term finance and payment needs. Transactional support is provided through the use of letters of credit, bankers acceptances, documentary collections, U.S. Dollar payments and spot and forward foreign exchange contracts. The Group helps customers structure and execute transactions, and offers the letter of credit and payment automation required by those with repetitive transactions. Our Government Banking Group, formed in 2001, provides for the financial services of municipalities and school districts. It is principally a deposit gathering segment focused on building strong relationships that also may use various cash management and investment management services. At December 31, 2009, our Government Banking Group deposits totaled $622.0 million. The Cash Management Sales Group works closely with the commercial relationship managers to provide disbursement, collection, investment and electronic banking services to new and existing business customers.

Development of Fee Income.  In addition to generation of fee income through our commercial banking operations including mortgage lending, we have a number of specialized investment and insurance subsidiaries to develop fee income and to serve specific markets.

Multiple avenues exist for the generation of fee income.  Investment management and fiduciary services for individuals, corporations, government entities, and non-profit institutions are provided through National Penn Investors Trust Company, a division of National Penn Wealth Management N.A., a national trust company headquartered in Delaware and subsidiary of National Penn Bank.  Christiana provides traditional banking services, as well as trust, custody and other asset management services to individuals, corporations and institutions.  National Penn Capital Advisors is a registered investment advisor (“RIA”) that focuses on 401(k) plan management and plan consultation, while Institutional Advisors LLC is a separate RIA that manages proprietary investment strategies for corporations, institutions, government, and high net worth individuals.  Securities brokerage services are currently provided by a third party vendor, PrimeVest Financial Services, Inc., under the name “National Penn Investment Services.”  In total, our wealth management group currently manages, advises or administers approximately $9.0 billion for over 30,000 client accounts.

We currently provide insurance services (primarily property and casualty insurance) through National Penn Insurance Services Group, Inc. (“NPISG”) and its division, Higgins Insurance Associates.  We also offer specialized employee benefits consulting services through Caruso Benefits Group, Inc., a subsidiary of NPISG.  These companies currently serve over 15,000 customers.

For the year ended December 31, 2009, our efforts in the wealth and insurance business produced fee income for the Company of $44.6 million.

Enhanced Customer Service. Our business strategy is supported by a strong delivery system that places greater emphasis on customer service.  We have segmented our market into regions based primarily on geographic considerations.  Each region is managed by a regional president who reports to the chief delivery officer.  This officer coordinates our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this initiative is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874.  National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to the Bank.  National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 61 community offices.  At December 31, 2009, National Penn had approximately $9.5 billion in total assets, and National Penn Bank conducted operations through 125 community offices.  In addition, National Penn’s subsidiary, Christiana Bank & Trust Company, conducts banking operations through two community offices in Delaware.

The following highlights major developments in our business of the last five years:

2005.  In January 2005, we acquired an established insurance agency with operations in our market area – the Krombolz Agency, Inc., based in West Chester, Chester County, Pennsylvania – and merged it into our insurance agency subsidiary, National Penn Insurance Agency, Inc.  This furthered the build-out of our insurance agency business throughout our southeastern Pennsylvania geographic footprint.   In July, we completed the consolidation of our wealth management subsidiaries into National Penn Investors Trust Company, a limited purpose national trust company, providing us with a unified entity to offer trust and investment management services.  In December 2005, we acquired Preferred Risk Associates, a local insurance agency, and merged it into National Penn Insurance Agency, Inc. (“NPIA”).

2006.  In January 2006, we acquired Nittany Financial Corp., a holding company headquartered in State College, Centre County, Pennsylvania, whose principal subsidiary, Nittany Bank, then conducted a community banking business through four community offices in State College and one community office in nearby Bellefonte.   This acquisition resulted in our entry into a strong market in central Pennsylvania, and added to our overall wealth management business.  On April 10, 2006, we acquired Resources for Retirement, Inc., now a part of our National Penn Capital Advisors, Inc. subsidiary.  The acquisition of Resources, a retirement plan advisory firm based in Newtown, PA, has enabled us to significantly expand our 401(k) advisory business to larger companies.

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

2008.   On January 4, 2008, National Penn completed its acquisition of Christiana. Christiana is now a wholly-owned subsidiary of National Penn, retaining its name and status as a Delaware-chartered banking corporation.  Christiana provides personal and commercial banking, as well as trust and asset management services, from locations in Greenville and Wilmington, Delaware. As of January 4, 2008, Christiana had approximately $144.8 million in assets, $117.3 million in deposits, $3.9 billion in trust assets under administration or management, and 56 employees.  The Christiana acquisition enhanced our overall wealth management business.  On February 1, 2008, National Penn completed the merger with KNBT.  KNBT’s banking subsidiary, Keystone Nazareth Bank & Trust Company, was merged into National Penn’s banking subsidiary, National Penn Bank, effective February 2, 2008, and its trust operations were transferred to National Penn Investors Trust Company later in the year. At the time of the mergers, KNBT offered a diversified range of financial products principally through its bank subsidiary, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  At the acquisition date, KNBT had approximately $3.0 billion in total assets, $1.9 billion in deposits, $980 million in trust assets under administration or management, and 790 employees.  The KNBT transaction strengthened our overall competitive position in the Lehigh Valley as well as our wealth management and insurance businesses.  Upon the completion of the mergers, National Penn ranked as the 5th largest Pennsylvania-based bank holding company, with approximately $8.9 billion in assets and 140 offices in Pennsylvania, Maryland and Delaware.  In mid-2008, the economic recession in the United States began to significantly impact our market areas and our business.  In December 2008, we chose to participate in the U.S. Treasury’s TARP Capital Purchase Program, and issued our preferred stock to U.S. Treasury, generating $150 million in new capital for National Penn.

2009.    In 2009, we felt the impact of the economic recession in the United States.  Thus, our focus for the year was largely on maintaining and enhancing the strength of our balance sheet including, strengthening capital levels, improving liquidity, enhancing the allowance for loan and lease losses and selling underperforming assets. Nonperforming loans to total loans increased from 0.56% at December 31, 2008 to 2.09% at December 31, 2009. We increased the allowance for loan and lease losses to $146 million or 2.43% of total loans from $84 million or 1.33% of loans a year ago. We sold our portfolio of CDOs. In addition, management determined that goodwill in the “community banking” segment was impaired, resulting in a $275 million charge during the fourth quarter.  In order to strengthen the balance sheet during the year, we raised approximately $225 million in common equity capital through an enhanced Dividend Reinvestment Plan and an underwritten public offering. These and other efforts contributed to $450 million of on-hand liquidity at December 31, 2009.

2010.     On January 27, 2010, the National Penn Board of Directors elected Scott Fainor President and Chief Executive Officer of National Penn.  Mr. Fainor remains President and Chief Executive Officer of National Penn Bank.

Lending

Underwriting and Credit Administration

The Board of Directors, through the Director’s Enterprise Risk Management Committee (DERMC), reviews our lending practices and policies.  Our policies require that loans meet sound underwriting criteria.  The Credit Policy Committee approves loan authority for certain officers to be used individually or jointly and approves membership in the Company’s Loan Committee.  The largest single name lending authority within National Penn Bank is $1.0 million and joint authorities range from $1.0 million to $10 million based upon the type of loan and industry sector and the credit risk rating of the relationship.  The largest single lending authority in Christiana is $750,000. Any loan request for an amount exceeding the highest individual or joint approval authority levels must be approved by the Company’s Loan Committee.  The Loan Committee is chaired by the Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.

The Company originates loans through direct solicitation of the borrower, referral sources, through loan participations with other banks, equipment vendors, and purchases some loans through other financial institutions.

As part of our credit administration process, we have asset quality reviews performed by an outside consulting firm.  Their reviews consist of sampling the commercial business and commercial real estate portfolios, reviewing individual borrower files for adherence to policy and underwriting standards, proper loan administration, and asset quality.  The Company has recently hired a Director of Loan Review and is staffing an internal department in conjunction with the outside consulting firm.  The Company’s President and Chief Executive Officer and other senior lending and credit administration personnel meet monthly as part of the credit policy committee to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within these portfolios.

Loan Portfolio

At December 31, 2009 and 2008, our portfolio was composed of the following balances by loan types:

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
(dollars in thousands)		Portfolio		Portfolio

Residential Subdivision	$133,095	2.21%	$233,436	3.70%
Multifamily (5+ Units)	275,280	4.57%	254,366	4.03%
Residential (1-4 Units)	189,930	3.15%	167,543	2.65%
Retail and Shopping Center	257,069	4.27%	189,343	3.00%
Office Building	124,706	2.07%	126,644	2.00%
Other	259,843	4.31%	260,614	4.13%
Total Commercial Real Estate	1,239,923	20.58%	1,231,946	19.51%

Commercial Term Loans & Mortgages	2,154,174	35.76%	2,344,814	37.13%
Lines of Credit	629,202	10.44%	673,849	10.67%
Leases	17,304	0.29%	20,641	0.33%
Total Commercial Business Loans	2,800,680	46.49%	3,039,304	48.13%
Total Commercial Loans	4,040,603	67.07%	4,271,250	67.64%

Residential Mortgages	845,996	14.04%	926,198	14.66%
Home Equity Loans	487,793	8.10%	606,625	9.60%
Home Equity Lines of Credit	469,234	7.79%	372,242	5.89%
Other Loans	180,874	3.00%	139,559	2.21%
Total Consumer Loans	1,983,897	32.93%	2,044,624	32.36%
Total Loans	$6,024,500	100.00%	$6,315,874	100.00%

Commercial Lending

General – A majority of the Company’s loan assets are loans to business owners of many types.  The Company makes commercial loans for real estate development, equipment financing, accounts receivable and inventory financing and other purposes as required by the broad spectrum of borrowers.

The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and finished inventory or raw material.  Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or the term of the loan.

The Banks provide secured and unsecured loans.  Below are different loan types offered to the Company’s commercial loan customers:

Commercial Real Estate

Commercial Properties – These loans include both construction loans and long-term loans financing commercial properties such as office buildings, retail strip malls, and medical office buildings.  All properties in this category are less than 50% occupied by the owner. Repayment of this kind of loan is dependent upon the resale of or lease of the subject property.  Loan  amortizations range from one year to 25 years and terms typically do not exceed five years.  Interest rates can be either floating or fixed.  Fixed rates are generally set for periods of three to five years with either a rate reset provision or a balloon payment.  Borrowers may also hedge their interest rate risk through interest rate derivatives.

Residential Subdivision – These loans are made to residential subdivision developers to build residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses.  Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers.  Terms of the loan are generally for one to three years.  Interest rates are usually floating.  Credit policy addresses maximum loan to value, cash equity requirements, repayment accelerations, sellout time frames, and overall sponsor credit strength.

Multifamily – These loans provide the construction and/or long term financing of greater than five unit residential properties that are for lease.  Loan amortizations range from one year to 25 years and terms typically do not exceed five years.  Interest rates can be either floating or fixed for three to 10 year periods.  These loans are repaid from the leasing of the individual units.

Commercial Business Loans

Loans in this general category are made to proprietors, professionals, partnerships, LLP’s, LLC’s and corporations.  Repayment of this kind of loan generally comes from the cash flow of the business.  The assets financed are used within the business for its ongoing operation.

Commercial Term Loans and Mortgages – These loans are typically used to finance the equipment and the owner-occupied real estate needs of the borrower.  Terms typically range to 5 years in amortization dependent upon the economic life of the asset financed.  Interest rates will be either floating or fixed.  Borrowers may hedge their interest rate risk through interest rate derivatives.

Commercial Lines of Credit – National Penn offers lines of credit that finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses.  Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level.  Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided.  Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, and machinery and equipment.  Sometimes the collateral will include the business real estate or the business owner’s personal assets.  Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash.  Interest rates are usually floating.

Small Business Loans - National Penn Bank is a preferred lender as designated by the US Small Business Administration (SBA).  As a preferred lender, National Penn Bank approves the majority of its SBA loans, for business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 90% of the loan amount dependent on the form of the loan.  SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory.  The term of SBA loans can range from one year up to 25 years dependent upon the purpose and collateral offered.  SBA regulations limit interest rates and terms.   National Penn Bank actively sells the guaranteed portions of some of its originated SBA loans in the secondary market.

Consumer Lending

General – The Company provides loans directly to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs.  The Company makes indirect loans to purchase both new and used auto and recreational vehicles.   National Penn Bank originates first lien residential mortgages principally in eastern and central Pennsylvania.  The majority of residential mortgages are sold to secondary market investors, and those which are not are held within the Company’s loan portfolio.

The Company also provides home equity loans, home equity lines of credit and other consumer loans through its network of community offices and Private Banking division.  The majority of consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  The Company requires a loan to value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.  The Company originates its home equity loans and home equity lines of credit directly with its customers, principally in Eastern and Central Pennsylvania.

Investment Policies and Strategies

National Penn’s investment portfolio consists primarily of Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GMNA, FNMA and FHLMC. Agency and municipal bonds carry low risk-based capital requirements. The primary purpose of National Penn’s investment portfolio is to provide a source of liquidity and to provide a source of income. For liquidity purposes, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio seeking a steady cash flow stream. A high percentage of the National Penn investment portfolio supports our pledging needs for funding purposes (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). In addition to the factors discussed, we generally follow a strategy of shortening the duration of the investment portfolio when rates are low and lengthening the duration of the investment portfolio when rates are high. The Company’s investment portfolio is an essential tool in interest rate risk management.  Investment strategy may therefore be adjusted in order to remain consistent with our overall interest rate risk position and corporate guidelines.

Operating Segments

At December 31, 2009, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 23 to the consolidated financial statements included at Item 8 of this Report.  Footnote 23 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

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

Concentrations, Seasonality

We do not have any portion of our businesses dependent on a single or limited number of customers, the  loss of which would have a material adverse effect on our business.   The Company’s commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in Pennsylvania.  See also “Significant Concentrations of Credit Risk” in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.  While our businesses are not seasonal in nature, we experience some fluctuation in our deposits due to the seasonality of government and school district deposits.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2009, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2010.

Employees

At December 31, 2009, National Penn and its subsidiaries had 1,909 full- and part-time employees.  Our Full-time Equivalent ("FTE") employee number is 1,756.

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

In general, the BHCA limits the business in which a bank holding company may engage to banking, managing or controlling banks and other activities that the Federal Reserve determines to be appropriately incidental to the business of banking. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) amended the BHCA and established a new kind of bank holding company called a “financial holding company.”  GLBA expanded the permissible activities of a bank holding company that elects to become a financial holding company.  A financial holding company may engage in any type of activity that is financial in nature, or incidental or complementary to a financial activity.   National Penn has not become a “financial holding company.”  See “Gramm-Leach-Bliley Act” below.

Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve.  Federal Reserve regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  Pursuant to these “source of strength” regulations, the Federal Reserve may require National Penn to commit its resources to provide adequate capital funds to National Penn Bank and/or Christiana during periods of financial stress or adversity.  This support may be required at times when National Penn is unable to provide such support.  Any capital loans by National Penn to National Penn Bank or Christiana would be subordinate in right of payment to deposits and certain other indebtedness of the bank.

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

The Federal Reserve’s regulations concerning permissible non-banking activities for National Penn provide fourteen categories of functionally related activities that are permissible non-banking activities. These are:

•	Extending credit and servicing loans.
•	Certain activities related to extending credit.
•	Leasing personal or real property under certain conditions.
•	Operating non-bank depository institutions, including savings associations.
•	Trust company functions.
•	Certain financial and investment advisory activities.
•	Certain agency transactional services for customer investments, including securities brokerage activities.
•	Certain investment transactions as principal.
•	Management consulting and counseling activities.
•	Certain support services, such as courier and check printing services.
•	Certain insurance agency and underwriting activities.
•	Community development activities.
•	Issuance and sale of money orders, savings bonds, and traveler’s checks.
•	Certain data processing services.

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

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries.  See ”Supervision and Regulation - Regulation of National Penn Bank and Christiana” in this Item 1.  See also Footnote 21 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

As a result of National Penn’s participation in the Troubled Asset Relief Program’s Capital Purchase Program, National Penn is required to obtain the consent of the US Department of the Treasury (“Treasury”) to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.17 per share of common stock) until National Penn has redeemed its Series B Fixed Rate Cumulative Perpetual Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party.  See “Troubled Asset Relief Program” below.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The Federal Reserve has ruled that the senior perpetual preferred stock issued to the Treasury Department under the Troubled Asset Relief Program's Capital Purchase Program (described in more detail below) also qualifies as Tier 1 capital. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2009, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 12.66% and 13.92%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2009, National Penn’s leverage ratio was 8.88%

The Federal Reserve has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve has not advised National Penn of any specific minimum leverage ratio applicable to National Penn.

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

Under these regulations, an insured institution is considered “well capitalized” if it satisfies each of the following requirements:

•	It has a total risk-based capital ratio of 10% or more.
•	It has a Tier 1 risk-based capital ratio of 6% or more.
•	It has a leverage ratio of 5% or more.
•	It is not subject to any order or written directive to meet and maintain a specific capital level.

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the Office of the Comptroller of the Currency (“OCC”), its primary regulator, principally due to its current level of classified assets.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Many of these initiatives are in various stages of completion.  Additionally, National Penn Bank has agreed to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At December 31, 2009, National Penn Bank's capital ratios were 7.86%, 11.21% and 12.47%, respectively.

FDIC Insurance Assessments

National Penn Bank and Christiana are each subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  The assessments are based on the risk classification of the depository institutions.  National Penn Bank and Christiana were each required to pay (subject to certain credits) regular FDIC insurance assessments in 2009, and expect to be required to pay regular insurance assessments to the FDIC in 2010.  In 2009, the FDIC raised current assessment rates and altered the way in which the assessment system differentiates for risk.  The FDIC imposed an "emergency premium" assessment on insured banks on June 30, 2009.   In 2009, National Penn’s FDIC insurance expense increased materially, and National Penn expects such expense to increase further in 2010.

Regulation of National Penn Bank and Christiana

The operations of National Penn Bank and Christiana are each subject to various federal and state statutes applicable to banks chartered in the United States.  The operations of National Penn Bank are also subject to regulations of the OCC.  The operations of Christiana are subject to regulations of the State Bank Commissioner of the State of Delaware and the FDIC.

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

The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to its executive officers, the executive officer and principal shareholders of its parent holding company, among others, and to related interests.  In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Regulation of Other Subsidiaries

National Penn Wealth Management, N.A., a direct subsidiary of National Penn Bank, is a limited purpose national trust company regulated by the OCC.  National Penn Bank’s other direct non-bank subsidiaries are also subject to regulation by the OCC.  In addition, National Penn Capital Advisors, Inc. and Investment Advisors, LLC, investment advisory firms, are each primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank’s insurance agency subsidiaries are also primarily subject to regulation by the Pennsylvania Department of Insurance.

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

GLBA created a new kind of bank holding company called a “financial holding company” (a “FHC”) that is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system.  A bank holding company qualifies to become a FHC if it files an election with the Federal Reserve and if each of its depository institution subsidiaries is “well capitalized”, “well managed”, and CRA-rated “satisfactory” or better.  National Penn has not become a FHC.  National Penn has, instead, utilized the authority of national banks to create “operating subsidiaries” to expand its business products and services.

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

FDIC Temporary Liquidity Guarantee Program

National Penn has enrolled in the Temporary Liquidity Guarantee Program (“TLG”), which was established by the FDIC in October 2008 as an initiative to counter the then current system-wide crisis in the nation's financial sector. The TLG provides two limited guarantee programs.

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

The Transaction Account Guarantee Program (“TAG”) guarantees noninterest bearing transaction accounts, regardless of dollar amount, held by insured depository institutions.  In addition to traditional demand deposit accounts, the TAG covers business payroll accounts, low interest NOW accounts and funds held in trust by attorneys, called “IOLTA” accounts.  Insurance coverage under TAG lasts through June 30, 2010.  For TAG participants, a 10 basis point annual rate surcharge is added to an institutions’ current FDIC insurance assessment to cover noninterest bearing transaction account amounts over $250,000.

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

National Penn applied to participate in CPP and received Treasury approval to do so.  On December 12, 2008, by letter agreement, which included CPP standardized terms, National Penn issued and sold to Treasury (i) 150,000 shares of National Penn’s Series B Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 1,470,588 shares of the National Penn’s common stock, without par value, at an initial exercise price, subject to anti-dilution adjustments, of $15.30 per share, for an aggregate purchase price of $150.0 million in cash.  The number of shares subject to the warrants was reduced to 735,294 in the fourth quarter of 2009.

Rules issued by Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") require participating institutions, including National Penn, to adopt certain standards for executive compensation and corporate governance for the period during which Treasury holds CPP senior preferred stock.  Under these standards, the amount of bonus and incentive compensation that may be paid each year is limited; incentive compensation must not be designed to encourage executives to take excessive risks or to manipulate earnings; bonuses and incentive compensation based on materially inaccurate financial statements must be returned; golden parachute payments are prohibited; and certain federal income tax deductions are limited.  These restrictions generally apply to the chief executive officer, chief financial officer, and the next three most highly compensated executive officers but, in some instances, apply to a larger group of executives.  In addition, the
 American Recovery and Reinvestment Act requires CPP participants to hold a non-binding “say-on-pay” shareholder vote to approve the compensation of their executives.

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

Item 1A.  RISK FACTORS

National Penn’s failure to comply with its agreements with it primary regulator may harm its business and financial results.

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC, its primary regulator.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives may require substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank has agreed to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  See Part I, Item 1 of this Report.  If National Penn Bank fails to comply with the memorandum of understanding, or if National Penn Bank is unable to achieve and/or maintain its capital ratios at the agreed upon levels, National Penn Bank may be subject to further, formal supervisory enforcement actions, which could have a material adverse effect on its financial condition, results of operation and business.

National Penn may need to, or may be compelled to, raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require National Penn and its banking subsidiaries to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by National Penn's management and board of directors based on capital levels that they believe are necessary to support National Penn's business operations. At December 31, 2009, all three capital ratios for National Penn’s banking subsidiaries were above "well capitalized" levels under current bank regulatory guidelines. To be "well capitalized," banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As noted above, National Penn has agreed with its primary regulator to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  In order to achieve these agreed-upon capital levels, National Penn may have to reduce assets, seek alternative means to increase capital, or both.

If National Penn raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Please refer to the risk factor below titled "There may be future sales or other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock." Furthermore, a capital raise through issuance of additional shares may have an adverse impact on National Penn's stock price. New investors may also have rights, preferences and privileges senior to National Penn's current shareholders, which may adversely impact its current shareholders. National Penn's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, National Penn cannot be certain of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If National Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect National Penn's operations, financial condition and results of operations.

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted National Penn and may continue to adversely impact National Penn.

In late 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in National Penn's loan loss reserves at December 31, 2009.

National Penn expects credit quality to remain challenging and at elevated levels of risk at least throughout 2010. Continued deterioration in the quality of National Penn's credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

National Penn's allowance for loan and lease losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets, and regulatory requirements. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the year ended December 31, 2009, during which its provision for loan losses brought the total allowance for loan and lease losses to $146.3 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. Deteriorating local economic conditions during 2008 and 2009 caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

Declines in asset values may result in impairment charges and adversely impact the value of National Penn's investments, financial performance and capital.

National Penn maintains an investment portfolio that includes, but is not limited to, municipal bonds, bank equity securities, or individual trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If National Penn determines that a significant impairment has occurred, National Penn would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

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

National Penn may incur additional impairments to goodwill.

National Penn tests its goodwill for impairment at least annually as of June 30th.  National Penn performed an interim goodwill impairment evaluation in connection with the preparation, review and audit of its December 31, 2009 financial statements included in this Report. Based on the results of its evaluation, National Penn recorded a $275 million goodwill impairment charge in 2009, and as of December 31, 2009, had approximately $282 million of goodwill remaining on its balance sheet.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, reduced estimates of future cash flows or disruptions to National Penn's business, could result in further impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and our stock price.

National Penn’s ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn’s deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings. National Penn’s deferred tax asset was not included in regulatory capital beginning in the third quarter of 2009.  At December 31, 2009 the deferred tax asset of $83.9 million was excluded from regulatory capital calculations.

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

National  Penn’s business operations are subject to pervasive and comprehensive federal and state legislation, regulation and supervision which could adversely affect National Penn.

Business operations of National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations.  This regulatory framework is primarily designed to protect consumers, depositors and the government’s deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism.  Areas such as Bank Secrecy Act compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-lending regulations, changes in RESPA regulations, and implementation of licensing and registration requirements for mortgage originators) are being confronted with escalating regulatory expectations and scrutiny.  Failure by National Penn to meet these expectations could result in adverse action by regulators, which would negatively affect National Penn’s reputation and could adversely affect National Penn’s ability to manage its business, and as a result, could be materially adverse to National Penn’s shareholders.

The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program (the “CPP”), under which it is purchasing preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of Series B Preferred Stock and a Warrant to purchase 1,470,588 shares of National Penn common stock at $15.30 a share (the “Warrant”), for an aggregate purchase price of $150 million. The number of shares subject to the Warrant was reduced to 735,294 after National Penn's completion in the third quarter 2009 of a "qualifying equity offering" of more than $150 million.

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

New or changed governmental legislation or regulation and accounting industry pronouncements could adversely affect National Penn.

In addition to the EESA and ARRA, other changes in federal and state legislation and regulation may affect National Penn’s operations.  Changes will be significant if Congress enacts proposed financial regulatory reform such as the Wall Street Reform and Consumer Protection Act of 2009 which passed in the House of Representatives in December 2009.  In addition, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

National Penn may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Recent bank failures have severely depleted the FDIC’s insurance fund.  In response, the FDIC adopted a final rule effective April 1, 2009, which differentiates for risk in calculating assessment rates.  The FDIC levied a special assessment to all insured institutions payable June 30, 2009 to replenish the fund and at December 30, 2009, required insured institutions to pay 2010-2012 insurance premiums in advance.  Any additional special assessments could adversely affect the Company’s earnings.

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

National Penn's subsidiaries face intense competition with various other financial institutions for the attraction and retention of key personnel, specifically those who generate and maintain National Penn's customer relationships and serve in other key operation positions in the areas of finance, credit administration, loan functions and information technology. These competitors may not be subject to the limitations on executive compensation imposed under the EESA and the ARRA, may not be subject to federal taxation, and may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel, which may result in the loss of potential and/or existing substantial customer relationships.

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

Effective and competitive delivery of National Penn's products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs. National Penn's future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of National Penn's competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn.  National Penn's need to attract, retain and motivate qualified personnel becomes increasingly critical, particularly as National Penn may complete future acquisitions and enter new markets. There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

National Penn's internal control systems are inherently limited.

National Penn's system of internal controls, disclosure controls and corporate governance policies and procedures is inherently limited.  The inherent limitations of National Penn's system of internal controls include the use of judgments in decision-making that can be faulty, breakdowns can occur because of human error or mistakes, and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on National Penn's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving National Penn's internal controls.

There may be future sales or other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock.

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 125.7 million shares were outstanding as of December 31, 2009, and up to one million shares of preferred stock, none of which shares are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, as of December 31, 2009, 627,427 shares are available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. As of December 31, 2009, 830,755 shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders and could depress our stock price. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2009, National Penn Bank and Christiana Bank & Trust Company did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, Christiana Bank & Trust Company and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In January 2010, National Penn's board of directors approved a first quarter 2010 cash dividend of $0.01 per share, which was the same dividend declared and paid for the fourth quarter 2009, but which was a reduction from the $0.05 per share amount paid in the third quarter 2009. The board reduced the common stock cash dividend in the fourth quarter 2009 to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also to guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve. Under this guidance, bank holding companies like National Penn are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations—for example, when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, this Federal Reserve guidance is relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury. National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Under the terms of National Penn's purchase agreement with the U.S. Treasury pursuant to which National Penn issued the Series B Preferred Stock and the Warrant, National Penn's ability to declare or pay dividends on any of its stock is restricted. Specifically, National Penn may not declare dividend payments on common, junior preferred or pari passu preferred stock if it is in arrears on the dividends on the Series B Preferred Stock. Further, National Penn may not increase the quarterly cash dividends on its common stock above $0.17 per share, without the U.S. Treasury's approval until December 12, 2011 unless all of the Series B Preferred Stock has been redeemed or transferred.

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

National Penn has not determined if or when it will seek the approval of its regulators to repurchase the Series B Preferred Stock and the Warrant. Such repurchases are subject to regulatory approval. There can be no assurance when or if the Series B Preferred Stock and Warrant can be repurchased or what the redemption price for the Warrant will be. Until such time as the Series B Preferred Stock and the Warrant is repurchased, National Penn will remain subject to the terms and conditions set forth in the purchase agreement with the U.S. Treasury, the Series B Preferred Stock and the Warrant, which, among other things, require National Penn to obtain regulatory approval to pay quarterly dividends on its common stock in excess of $0.17 per share and, with some exceptions, to repurchase its common stock. Further, National Penn's continued participation in the CPP subjects it to increased regulatory and legislative oversight. See the risk factor titled “The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.”

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn does not own or lease any property.  Currently, National Penn Bank, including its KNBT Division, owns 86 properties and leases 95 other properties.   National Penn’s other direct and indirect subsidiaries own 1 and lease 9 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

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

National Penn Bank, including all Divisions, currently operates 124 community offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  59 of these community offices are owned; 66 are leased.   In addition to these offices, National Penn Bank presently owns or leases 136 automated teller machines located throughout these fifteen counties, all of which are located at community office locations except for 16 that are “free-standing” (not located at an office).
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

Reyes v. Zions First National Bank, et al. On January 26, 2010, Plaintiff Reynaldo Reyes filed a punitive class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff’s bank account by telemarketers, deposited into the telemarketers’ accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class.  National Penn plans on vigorously defending this lawsuit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of National Penn shareholders during the fourth quarter of 2009.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of March 5, 2010, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Scott V. Fainor	48
President and Chief Executive Officer of National Penn Bancshares, Inc. and National Penn Bank since January 27, 2010. Senior Executive Vice President and Chief Operating Officer of National Penn and President and Chief Executive Officer of National Penn Bank from February 1, 2008 through January 27, 2010.  President and Chief Executive Officer of KNBT Bancorp, Inc. and Keystone Nazareth Bank & Trust Company from October 2003 to February 2008.

Michael J. Hughes	53
Group Executive Vice President and Chief Financial Officer since August 31, 2009.  Chief Executive Officer of BSCV, Inc. and Chief Restructuring Officer at Boscov’s Department Store, LLC from May 2008 through August 30, 2009.  Chief Operating Officer of Griffin Financial LLC, an investment banking firm, from August 2002 through April 2008.

Sandra L. Bodnyk	58
Group Executive Vice President & Chief Risk Officer since March 26, 2009.  Group Executive Vice President, Consumer/Small Business Banking from February 1, 2008 through March 26, 2009.  Senior Executive Vice President and Chief Risk Officer of KNBT Bancorp, Inc. and Keystone Nazareth Bank & Trust Company from July 2006 to February 2008.  Executive Vice President and Chief Risk Officer of Keystone Nazareth Bank from May 2005 to July 2006.  Executive Vice President and Chief Credit Officer of Keystone Nazareth Bank from May 2004 to May 2005.

Carl F. Kovacs	58
Group Executive Vice President, Operations/Technology.  Executive Vice President and Chief Information Officer, Keystone Nazareth Bank & Trust Company from May 2005 to February 2008.  Senior Vice President and Chief Information Officer of Nazareth National Bank from November 2003 to May 2005.

Donald P. Worthington	64
Group Executive Vice President. President, CEO and Chair of National Penn Wealth Management, N.A. since August 2009. Also Chairman of Christiana Bank & Trust Company and Chairman of National Penn Insurance Services Group, Inc..  Executive Vice President, National Penn Bank, and Chairman, Eastern Region, since 2003.  President, National Penn Investors Trust Company, 2004 to 2008.

Scott L. Gruber	53
Group Executive Vice President and head of Corporate Banking since January 1, 2010. Executive Vice President and President of the Central Region from 2002 to 2009.  Senior Vice President from 1998 to 2001.  Joined National Penn in 1997 as Vice President and Regional Commercial Lending Manager.

David B. Kennedy	48
Group Executive Vice President and Chief Delivery Officer since January 1, 2010.  Also President of Northern Region since February 1, 2008.  Executive Vice President and President of Greater Lehigh Valley Region of KNBT from May 2005 to February 2008.  Senior Vice President of Corporate & Private Banking of KNBT from November 2003 to May 2005.

Michelle H. Debkowski	41
Executive Vice President, Corporate Secretary, Governance and Investor Relations Officer.  Chief Accounting and Investor Relations Officer of National Penn from October 2004 to September 2007.  Senior Vice President from January 2003 to December 2006.   Certified Public Accountant (“CPA”).

H. Anderson Ellsworth	62
Executive Vice President and Securities Law Compliance Director of National Penn.  Senior Vice President from October 2004 to December 2006.  Prior thereto, Attorney, President and Shareholder of Ellsworth, Carlton, Mixell & Waldman, P.C. (law firm).

Keene S. Turner	30
Executive Vice President and Chief Accounting Officer since February 1, 2010.  Vice President, Griffin Financial Group LLC, an investment banking firm, from February 2009 through January 2010. Ernst & Young, LLC, a professional services firm, Assurance & Advisory Business Services from 2001 through February 2009.  CPA.

Janice S. McCracken	45
Executive Vice President and Chief Financial Officer, National Penn Bank since February 1, 2010.  Executive Vice President and Director of Finance and Management Accounting of National Penn from January 2007 to January 2010.  Senior Vice President from December 2002 to December 2006.

The Chief Executive Officer of National Penn is elected by National Penn’s Board of Directors and serves until he resigns, retires, becomes disqualified, or is removed by the Board. Other National Penn executive officers are approved by a duly authorized committee of the Board and serve until they resign, retire, or are removed by a duly authorized committee of the Board.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2009, National Penn had 8,655 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

MARKET VALUE OF COMMON STOCK
	2009		2008
	High	Low	High	Low
1st Quarter	$14.24	$5.87	$19.11	$13.71
2nd Quarter	10.44	3.60	19.10	13.28
3rd Quarter	6.58	3.97	18.00	11.68
4th Quarter	6.38	5.20	17.14	11.50

CASH DIVIDENDS DECLARED ON COMMON STOCK
	2009	2008
1st Quarter	$0.1700	$0.1700
2nd Quarter	0.0500	0.1700
3rd Quarter	0.0500	0.1700
4th Quarter	0.0100	0.1725

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its banking subsidiaries to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s and Christiana's ability to pay cash dividends is set forth in Footnote No. 20 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market, currently under the symbol “NPBCO”.  $2.6 million of these securities are issued and outstanding and have a par value of $25.00 with a preferred dividend of 7.85%.

Dividend Reinvestment and Stock Purchase Plan

In April 2009, the Company amended the Company's Dividend Reinvestment and Stock Purchase Plan (the “DRP”) extending the 10% discount on reinvested dividends and new shares purchased under the DRP until the earlier of the date on which a total of $75 million in voluntary cash contributions were received or December 31, 2009. The amendment also provided that voluntary cash contributions could, as of April 21, 2009, be made in amounts up to $250,000 per month, an increase from the prior monthly limitation of $50,000.  During 2009, $68.9 million was raised under the Company’s DRP.  Approximately $75 million in capital was raised through the DRP since originally enhanced in November 2008.

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

Underwritten Public Offering

In September 2009, the Company completed an underwritten public offering of its common stock and $153.3 million in capital was raised net of $7.9 million of issuance costs.  26,700,000 shares were issued at a price of $5.25 per share and an additional 4,005,000 shares were issued at $5.25 per share pursuant to the underwriters’ exercise of their over-allotment option.

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

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions. Information on these restrictions is set forth in Footnote No. 21 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and both indices on December 31, 2004 and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
National Penn Bancshares, Inc.	100.00	88.75	100.40	80.38	80.54	33.36
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35

Source: SNL Financial LC, Charlottesville, VA
© 2010

Item 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with National Penn's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.  The selected financial data set forth below has been derived from our audited consolidated financial statements.

Five Year Statistical Summary

(dollars in thousands, except	As of and for the
share and per share data)	Year Ended December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET
Total assets	$9,483,910	$9,403,431	$5,824,421	$5,452,288	$4,603,389
Total deposits	6,738,852	6,389,886	3,946,163	3,825,633	3,309,046
Loans and leases, net (1)	5,878,229	6,231,868	3,820,356	3,573,631	2,993,744
Total investment securities and other securities	2,180,541	1,919,889	1,381,021	1,261,882	1,091,714

Total shareholders’ equity	1,069,468	1,179,995	563,947	542,869	447,668
Common book value per share (2)	7.33	12.83	11.29	10.99	9.73
Percent shareholders’ equity to assets	11.28%	12.55%	9.68%	9.96%	9.72%

Trust and other assets under management	$8,989,419	$7,912,771	$2,942,324	$2,620,076	$1,651,322

EARNINGS (3)
Total interest income	$421,143	$466,236	$335,473	$302,185	$242,586
Total interest expense	168,634	213,498	179,453	148,826	93,937
Net interest income	252,509	252,738	156,020	153,359	148,649
Provision for loan and lease losses	154,025	32,497	7,832	2,541	3,200
Net interest income after provision for
loan and lease losses	98,484	220,241	148,188	150,818	145,449
Other income	(1,520)	22,758	73,198	66,867	57,016
Other expenses	508,616	216,531	138,773	133,331	125,064
(Loss) Income before income taxes	(411,652)	26,468	82,613	84,354	77,401
Income tax (benefit) expense	(63,613)	(5,803)	17,380	20,245	18,921
Net (loss) income	(348,039)	32,271	65,233	64,109	58,480
Preferred dividends and accretion of preferred discount	8,340	417	-	-	-
Net (loss) income available to common shareholders	$(356,379)	$31,854	$65,233	$64,109	$58,480

Cash dividends paid common	$23,343	$49,680	$32,534	$31,039	$27,973
Dividends on preferred	6,937	$-	$-	$-	$-
Dividend payout ratio	nm	153.95%	49.87%	48.42%	47.83%
Return on average assets	-3.59%	0.36%	1.16%	1.24%	1.29%
Return on average common shareholders’ equity	-31.6%	3.3%	12.0%	12.6%	13.4%
Return on average total shareholders' equity	-27.9%	3.3%	12.0%	12.6%	13.4%

PER SHARE DATA (2)
Basic (loss) earnings available to common shareholders	$-3.61	$0.42	$1.32	$1.31	$1.27
Diluted (loss) earnings available to common shareholders	-3.61	0.42	1.31	1.29	1.25
Dividends paid in cash	0.280	0.683	0.660	0.631	0.608
Dividends paid in stock	NONE	NONE	3%	3%	5-for-4 split

Average shares outstanding-basic (2)	98,818,526	76,185,375	49,344,066	48,915,813	45,967,537
Average shares outstanding-diluted (2)	98,818,526	76,740,859	49,908,327	49,790,155	46,731,039
SHAREHOLDERS AND STAFF
Shareholders	8,655	8,003	4,910	4,946	4,374
Staff – Full-time equivalents	1,756	1,780	1,171	1,197	1,141

(1)	Includes loans held for sale, net of allowance.
(2)	Restated to reflect a 3% stock dividend in 2007 and 2006, and 5-for-4 stock split in 2005.
(3)	Results of operations are included for the Nittany Financial Corp. acquisition beginning January 26, 2006,
Christiana beginning January 4, 2008 and KNBT beginning February 1, 2008.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2009 and financial condition of the Company as of December 31, 2009, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2009, included in this Report at Item 8.

The Company’s strategic plan is designed to enhance shareholder value by operating a highly profitable financial services company within the markets it serves. Specifically, management is focused on increased market penetration in selected geographic areas, and achieving excellence in both retail and commercial lines of business.  The Company also grows revenue through appropriate and targeted acquisitions through expanding into new geographical markets, or through further penetrating existing markets or business lines.

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

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty.  Forward-looking statements include information concerning possible or assumed future results of operations by the Company.  When we use words such as “believe”, “expect”, “anticipate”, or similar expressions, we are making forward-looking statements.  Additional information concerning forward-looking statements is contained in this Report at Item 1A. Risk Factors, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

 The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Allowance for Loan and Lease Losses

The methodology for determining the allowance for loan and lease losses (“the allowance”) is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered.  The Company continually reassesses the allowance and charges off uncollectible loans against the allowance when circumstances do not warrant continuance of the loan as a viable asset. Recoveries of assets previously written off, if any, are credited to the allowance when they are received. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable loan and lease losses.  Management’s determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates, including, among others, expected defaults, estimated loss in event of default, and the amounts and timing of expected future cash flows or collateral liquidation values on impaired loans.  The process also considers historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  Goodwill is not amortized but is subject to impairment testing at least annually, which the Company performs as of June 30th each year. On an interim basis, the Company evaluates whether circumstances are present that would indicate potential impairment of its goodwill. These circumstances include prolonged trading value of the Company’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel. When the Company determines that these or other circumstances are present, the Company tests the carrying value of goodwill for impairment at an interim date.

The goodwill impairment test is a two step test in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. The Company utilizes a third-party specialist who assists with valuation techniques to evaluate each reporting unit and estimate a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge. Other intangible assets also include customer lists and covenants not to compete. These assets are amortized over the lesser of their contractual life or estimated economic life on a straight-line basis.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax consequences that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax (benefit) or expense is recorded for GAAP purposes in the income tax (benefit) expense line of the consolidated statement of operations for purposes of determining the current period’s net income. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating losses, allowance for loan and lease losses, deferred loan fees, deferred compensation and unrealized gains or losses on investment securities available for sale.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company performs an assessment each reporting period to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of operations.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions.

Other-Than-Temporary Impairment

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes consideration of numerous factors including the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, the performance of any underlying collateral, and negative trends in a particularly industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations.

For additional accounting policies and details refer to Footnote 1 to the consolidated financial statements included in Item 8 to this Report.

FINANCIAL CONDITION

At December 31, 2009, total assets were $9.5 billion, an increase of $80.5 million or 0.86% from $9.4 billion at December 31, 2008.   The increase in cash and equivalents of $407.4 million and investment securities of $243.7 million were offset by decreases in loans net of allowance of $353.6 million and $283.2 million in goodwill and intangible assets.

At December 31, 2008, total assets were $9.4 billion, an increase of $3.6 billion or 61.4% from the $5.8 billion at December 31, 2007.   The increase in assets in 2008 was primarily the effect of the result of the acquisition of $3.0 billion and $144.8 million in assets acquired from KNBT and Christiana, respectively.

LOAN PORTFOLIO

Net loans and leases, including loans held for sale, decreased to $5.9 billion during 2009, a decrease of $353.6 million or 5.7% compared to $6.2 billion at December 31, 2008. For the full year 2009, National Penn was an active lender, originating loans to new and existing customers in excess of $1.0 billion.  However, total loans outstanding declined from year end 2008 due to repayments of loans from existing borrowers, an increase in the allowance for loan and lease losses, sales of mortgage production in the secondary market, lower levels of loan demand, loan charge-offs, and loan sales.  The Company had $18.0 million in loans held for sale at December 31, 2009 as compared with $3.6 million at December 31, 2008.  The increase from December 31, 2008 to 2009 is due to increased mortgage refinancing based on favorable loan interest rate levels and a portion of the shared national credits which were held for sale at December 31, 2009.

The Company’s loans are widely diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the year-end composition of the Company’s loan portfolio (1):

(dollars in thousands)
	2009	2008	2007	2006	2005
Commercial and Industrial Loans and Leases	$1,168,506	$1,372,712	$883,733	$780,475	$708,653
Real Estate Loans:
Construction and Land Development	534,315	588,457	328,720	311,163	206,201
Residential	2,542,301	2,576,397	1,451,762	1,407,437	1,078,772
Other (non-farm, non-residential)	1,527,350	1,549,870	1,137,544	1,076,141	995,596
Loans to Individuals	252,028	228,438	73,494	56,721	60,586
Total	$6,024,500	$6,315,874	$3,875,253	$3,631,937	$3,049,808

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting  categories and is  presented for analytical purposes.  Internal classification of loans is described in the Section entitled "Lending" in Item 1. “Business” in this Report.

Maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2009, are summarized below:

		After One
	One Year	Year to	After Five
(dollars in thousands)	or Less*	Five Years	Years	Total

Commercial and Industrial
Loans and Leases	$726,602	$338,119	$103,785	$1,168,506
Construction and Land Development	327,755	148,730	57,830	$534,315
Total	$1,054,357	$486,849	$161,615	$1,702,821

Predetermined Interest Rate	$105,207	$329,742	$119,480	$554,429
Floating Interest Rate	949,150	157,107	42,135	1,148,392
Total	$1,054,357	$486,849	$161,615	$1,702,821

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

Refer to Results of Operations in this Item 7 for discussion in the allowance for loan and lease losses and credit trends.

INVESTMENT PORTFOLIO

The Company’s investment portfolio is primarily a source of liquidity, but it also serves as a source of income.  Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Entities, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations, and marketable equity securities.  Regardless of classification as to shorter-term or longer-term, the majority of the Company’s investments are readily marketable securities held as available for sale, and the majority of the Company’s investments qualify as collateral for deposit pledging needs.  The Company also holds other securities that are non-marketable consisting of Federal Reserve and FHLB Pittsburgh stock.

Investments of held to maturity and available for sale increased $243.7 million or 13.1% to $2.1 billion at December 31, 2009 compared to $1.9 billion at December 31, 2008.   For further information, reference Footnote 4, “Investment Securities” to the consolidated financial statements included at Item 8 of this Report.  The growth was primarily in mortgage-backed securities which increased $150.0 million, U.S. Treasury securities which increased $125.4 million, and U.S. Agency securities which increased $67.3 million, offset by decreases in municipal bonds of $28.1 million.  The Company also sold its collateralized debt obligations ("CDOs"), which contributed $65.9 million to the net change.

During second quarter 2009 the Company re-categorized approximately $252 million in state and municipal bonds from Available-for-Sale to Held-to-Maturity, in order to mitigate the decrease in fair value of these long-term securities in a rising rate environment and any corresponding decrease to other comprehensive income.  At the date of the re-categorization, there was no unrealized gain or loss on these securities included in accumulated other comprehensive income (loss).

Other securities increased $17.0 million, as a result of increased FRB stock requirements due to the acquisition of KNBT and the resulting growth in the Company’s capital which is measured each December 31.

A summary of investment securities available for sale at December 31, 2009, 2008 and 2007 follows:

	2009		2008		2007
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$145,457	$145,432	$19,999	$19,997	$-	$-
U.S. Government agency	88,254	88,404	20,785	21,079	44,001	44,029
State and municipal	367,837	364,202	656,417	642,661	430,062	434,301
Mortgage-backed	866,817	884,174	821,462	825,553	448,394	447,764
Trust Preferred Pools/
Collateralized Debt Obligations	-	-	-	-	152,196	142,134
Corporate securities and other	14,745	13,094	15,252	13,817	18,165	18,539
Marketable equity securities	4,540	4,361	9,860	8,714	9,600	11,006
Total	$1,487,650	$1,499,667	$1,543,775	$1,531,821	$1,102,418	$1,097,773

A summary of investment securities held to maturity at December 31, 2009, 2008 and 2007 follows:

(dollars in thousands)	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$354	$361	$359	$374	$-	$-
State and municipal	436,108	438,128	185,774	181,680	185,281	185,840
Mortgage-backed	165,461	165,426	74,066	75,503	58,314	57,378
Trust Preferred Pools/
Collateralized Debt Obligations	-	-	65,891	27,051	-	-
Total	$601,923	$603,915	$326,090	$284,608	$243,595	$243,218

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2009 are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Securities Available for Sale - Yield by Maturity:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$145,432	0.42%	$-	0.00%	$-	0.00%	$-	0.00%	$145,432	0.42%
U.S. Government agency	14,987	0.54%	73,417	1.65%	-	0.00%	-	0.00%	88,404	1.46%
State and municipal	3,688	6.71%	24,047	7.22%	62,114	7.87%	274,353	6.48%	364,202	6.77%
Mortgage-backed securities	33,032	3.74%	63,402	3.75%	206,283	4.30%	581,457	4.03%	884,174	4.06%
Corporate securities and other	102	4.25%	-	0.00%	-	0.00%	12,992	7.35%	13,094	7.32%
Marketable equity securities	-	0.00%	-	0.00%	-	0.00%	4,361	3.78%	4,361	3.78%
Total	$197,241	1.10%	$160,866	3.31%	$268,397	5.12%	$873,163	4.85%	$1,499,667	4.24%

Securities Held to Maturity at Market Value:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$361	2.99%	$-	0.00%	$-	0.00%	$-	0.00%	$361	2.99%
State and municipal	-	0.00%	-	0.00%	15,068	6.20%	423,060	6.49%	438,128	6.48%
Mortgage-backed	-	0.00%	32,978	3.80%	12,734	2.03%	119,714	3.57%	165,426	3.50%
Total	$361	2.99%	$32,978	3.80%	$27,802	4.29%	$542,774	5.85%	$603,915	5.66%

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets on our consolidated balance sheet decreased by $283.2 million from $595.7 million at December 31, 2008 to $312.6 million at December 31, 2009.  The decrease was primarily due to $275.0 million of goodwill impairment identified in our community banking segment, accompanied by scheduled amortization of core deposit intangibles, finalization of purchase accounting estimates for acquisitions during 2008, and dispositions during 2009.

We performed an interim impairment test of goodwill during the fourth quarter of 2009 due to the presence of indicators of potential impairment which included adverse changes in economic conditions reflected in the prolonged trading value of our common stock relative to its book value and the informal agreement with National Penn Bank’s primary regulator.

In performing its evaluation of goodwill impairment, management makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets, in addition we utilize third party specialists to assist us during the testing process and in developing assumptions.  The techniques we employed included discounted cash flow analysis and the use of two separate marked-based approaches.  Our step one and step two tests incorporated recent declines in merger and acquisition values, changes to control premiums, synergies available to a potential acquirer (net of transaction expenses), views on regulatory matters, and increased expectations for returns given perceived risk in financial services and banking industry.  In addition, our analysis incorporated certain financial results, which have been negatively impacted by credit quality.  The current economic climate was assumed to improve gradually over time, and existing legislative and regulatory requirements were assumed to continue for the duration of the analysis.

We determined that our business segments are our reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.  Prior to the impairment test the carrying value of goodwill assigned to the community banking segment was $510 million and the carrying value of goodwill assigned to the other segment was $46 million.  Upon testing, the other segment passed the step one test with its fair value more than 10% in excess of its carrying value, inclusive goodwill assigned to it.  As a result, no further analysis was performed.  However, the community banking segment failed the step one test, resulting in a potential indicator of impairment and a step two test.  The step two test for the community banking segment resulted in $275 million of impairment, for which the carrying value of our goodwill was reduced as of December 31, 2009.  Our 2009 net income was also reduced by $275.0 million as a result of the impairment.  The goodwill impairment charge did not impact income taxes, since nearly all of our goodwill is not deductible.  Our regulatory capital was not affected by the goodwill impairment charge, since goodwill is excluded from regulatory calculations.

Additional adverse economic developments that further deteriorate industry or our performance could negatively affect the assumptions underlying our analysis and the estimates we made.  Such developments could cause us to perform additional tests and record further impairments.

OTHER ASSETS

Other assets on the balance sheet at December 31, 2009 increased to $509.3 million, an increase of $49.2 million compared to the $460.1 million at December 31, 2008.  These assets include net premises and equipment, premises and equipment held for sale, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets,  unconsolidated equity method investments and other assets. The overall increase was primarily due to an increase in other assets of $41.7 million for a prepaid FDIC assessment made in December 2009.

DEPOSITS

Deposits are obtained predominantly from the areas in which our community offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. As the primary source of funds, aggregate year-end deposits of $6.7 billion at December 31, 2009 increased $349.0 million or 5.5% compared to $6.4 billion for 2008. Non-interest bearing deposits decreased $39.6 million or 5.0% and interest bearing deposits increased $388.6 million or 6.9% respectively, over 2008.  The increase in interest bearing deposits was primarily in NOW accounts which increased $273.6 million to $1.3 billion, money market which increased $84.2 million to $1.7 billion, and savings which increased $52.2 million to $414.9 million offset by a decrease in time deposits of $21.4 million to $2.6 billion.

The following is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2009:

	2009		2008		2007
(dollars in thousands)	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing
demand deposits	$731,122	0%	$731,142	0%	$495,224	0%
Interest bearing*	3,198,993	0.95%	2,848,216	1.80%	1,862,959	2.92%
Time deposits	2,802,914	2.87%	2,367,451	3.87%	1,471,067	4.72%
Total	$6,733,029	1.65%	$5,946,809	2.40%	$3,829,250	3.24%

*Interest bearing checking, savings,and money market deposits.

The aggregate amount of jumbo certificates of deposit, issued in the amount of $100,000 or more was $1.0 billion in 2009 and $872.2 million in 2008.

The following is a breakdown, by maturities, of the Company’s time certificates of deposit of $100,000 or more as of December 31, 2009. The Company has no other time deposits of $100,000 or more as of December 31, 2009:

(dollars in thousands)

Maturity
3 months or less	$437,234
Over 3 through 6 months	127,736
Over 6 through 12 months	224,609
Over 12 months	214,077
Total	$1,003,656

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $1.6 billion at the end of 2009, a $101.8 million or 5.9% decrease compared to year-end 2008 of $1.7 billion. Securities sold under repurchase agreements and federal funds purchased increased $96.4 million or 15.0% to $737.3 million as compared to $640.9 million at December 31, 2008.   Subordinated debentures increased $4.4 million to $132.4 million at December 31, 2009 compared to $128.0 million at December 31, 2008 due to changes in certain of our subordinated debentures accounted for at fair value. FHLB advances decreased $199.2 million or 20.8% to $756.8 million at December 31, 2009 as compared with $1.0 billion at December 31, 2008.

SHAREHOLDERS’ EQUITY

Shareholders’ equity decreased $110.5 million or 9.4% to $1.1 billion at December 31, 2009 from $1.2 billion at December 31, 2008.  Common Stock increased $222.5 million to $1.2 billion and shares outstanding increased  by 45.0 million due primarily to raising capital in 2009.  In the first six months of 2009, the Company raised $70.2 million through the sale of 14 million common shares under its Dividend Reinvestment and Stock Purchase Plan (the “DRP”) and its Employee Stock Purchase Plan.  In September 2009, the Company completed an underwritten public offering of its common stock, which resulted in an issuance of 31 million shares which raised $153.3 million in common equity, net of $7.9 million of offering costs. For a further discussion of these two events, see Footnote 13 to the consolidated financial statements included at Item 8 of this Report.

Retained earnings decreased $367.3 million to a retained deficit of $302.1 million at December 31, 2009 compared to retained earnings of $65.2 million at December 31, 2008.  The decrease in retained earnings is primarily attributable to the net loss of $356.4 million for the twelve months ended December 31, 2009, which was due to $275.0 million of goodwill impairment; $68.0 million of investment impairment and losses, net of tax; $100.1 million of provision for loan and lease losses, net of tax; and preferred dividends and warrant amortization of $7.5 million, offset by net operating income.

Preferred stock increased $3.8 million to $147.9 million at December 31, 2009, due to the cancellation of half of the common stock warrants from the equity offerings in 2009 and the amortization of warrants to purchase National Penn common stock, issued to the U.S. Department of the Treasury under its TARP Capital Purchase Program.

Accumulated other comprehensive loss decreased $30.4 million to $2.0 million at December 31, 2009, compared to $32.4 million at December 31, 2008.  The improved market value of marketable equity securities at year-end 2009 compared to year-end 2008 as well as the sale of the CDO portfolio in the fourth quarter 2009 contributed to this increase.

Common cash dividends paid for the year ended December 31, 2009 decreased $26.4 million to $23.3 million compared to $49.7 million for the comparable period in 2008.  The primary reason for the decrease in cash dividends was the Company’s objective to effectively manage capital.  Preferred dividends and warrant amortization totaled $8.3 million in 2009, up $7.9 million from the $417,000 paid in 2008.  The Company paid four quarterly preferred dividends in 2009, while in 2008, the Company accrued a prorated preferred dividend, dating from sale of 150,000 shares of preferred stock to the U.S. Treasury in mid-December 2008.
RESULTS OF OPERATIONS

The Company recorded a net loss available to common shareholders of $356.4 million, a decrease of $388.3 million compared to net income of $31.9 million in the year ended December 31, 2008.  Diluted loss per common share decreased $4.03 for the year ended December 31, 2009 to a loss of $3.61 per common share compared to earnings per common share of $0.42 in the year ended December 31, 2008.  Net income and diluted earnings per common share for 2007 were $65.2 million and $1.31, respectively.  The primary reasons for the decrease in net income for 2009 as compared with 2008, were the aforementioned increased provision for loan and lease losses of $121.2 million and the goodwill impairment charge of $275.0 million.  For the twelve months ended December 31, 2009, core diluted earnings per common share – that is, excluding various non-operating charges and income - would amount to ($0.06).

Information regarding the impact on financial results for these years is disclosed in the section entitled Basis of Financial Statement Presentation in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.

This Report contains supplemental financial information determined by methods other than in accordance with GAAP.  National Penn’s management uses this non-GAAP measure in its analysis of National Penn’s performance.   This measure, core net income (or core earnings), excludes the effects of non-cash, after-tax unrealized gains and losses.  Management believes the presentation of these financial measures excluding the impact of the specified items provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.  Core net income (or core earnings) provides a method to assess earnings performance excluding one-time items.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

	Year Ended December 31,
	2009	2008
Net Income (Loss) available to Common Shareholders	$(356,379)	$31,854
After tax goodwill impairment charge	275,000	-
After tax other than temporary impairment
charge on investments	66,164	64,672
After tax loss (gain) on investment securities	1,858	(421)
After tax unrealized fair market value loss (gain) on
NPB Capital Trust II Preferred Securities	2,878	(7,811)
After tax fraud (recovery) loss	(2,618)	2,925
After tax FDIC special assessment	3,006	-
After tax (gain) loss on sale of wealth unit	(797)	-
After tax loss on sale of SNC loans	3,921	-
After tax SERP accrual	1,300	-
Core net income (loss) available to common shareholders	$(5,667)	$91,219

Diluted (Loss) per share available to Common Shareholders	$(3.61)	$0.42
After tax goodwill impairment charge	2.78	-
After tax other than temporary impairment
charge on investments	0.67	0.84
After tax (gain) loss on investment securities	0.02	(0.01)
After tax unrealized fair market value (gain) loss on
NPB Capital Trust II Preferred Securities	0.03	(0.10)
After tax fraud (recovery) loss	(0.03)	0.04
After tax FDIC special assessment	0.03	-
After tax (gain) loss on sale of wealth unit	(0.01)	-
After tax (gain) loss on sale of SNC loans	0.04	-
After tax SERP accrual	0.01	-
Core net income (loss) available to common shareholders	$(0.06)	$1.19

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

Interest income for the year ended December 31, 2009 decreased $45.1 million or 9.7%, to $421.1 million, compared to the prior year. The decrease was primarily due to the low interest rate environment, declining loan demand, and a higher level of non-accruing assets.  Average interest-earning assets for the year ended December 31, 2009 were $8.7 billion, an increase of $771.7 million, or 9.8%, compared to average interest-earning assets for the year ended December 31, 2008 of $7.9 billion. On a tax-equivalent basis, average yields on interest earning assets decreased by 105 basis points to 5.13% for the year ended December 31, 2009, from 6.18% for the year ended December 31, 2008.

Average interest earning deposits in banks increased $259.8 million in 2009, as the rate paid on balances at the Federal Reserve Bank was more favorable than selling Fed Funds.  The Federal Open Market Committee of the Federal Reserve Board held the targeted federal funds rate constant at 0.25% for the year, which had a negative impact on the yield on interest bearing deposits as well as variable rate assets that adjusted during the year.

Average balances of investments also increased in 2009 by $164.4 million. The average yield on the investment portfolio declined 54 basis points from 5.48% during 2008 to 4.94% during 2009.  This decline is attributed to the low interest rate environment which impacted repricing of investments from the run-off of higher yielding investments (primarily cash flow from mortgage-backed securities), the Company’s increase in liquidity position, and the impact of the CDOs.

While average loan balances grew by $347.4 million, the yield on loans decreased 101 basis points to 5.41% from 6.42% in 2008 due to the low interest rate environment and to a lesser extent the negative impact of non-performing assets on net interest margin which was approximately 10 basis points.

            Interest expense for the year ended December 31, 2009 decreased by $44.9 million to $168.6 million, a decrease of 21.0% compared to interest expense of $213.5 million for the prior year. The decrease in interest expense was due to a decrease in the average rates paid on interest-bearing deposits for the year ended December 31, 2009. The average interest rate paid on interest bearing deposits decreased by 89 basis points to 1.85% for the year ended December 31, 2009, from 2.74% for the prior year.  As the short end of the yield curve remains at historically low levels, the Company lowered rates on all deposit accounts.  The reduction in interest expense during 2009 is attributed to the combination of lower rates paid in all deposit categories and a corresponding improvement in the mix of deposits.  Furthermore, the average cost of borrowings decreased 31 basis points as higher cost borrowings matured and were not replaced during the year.  During 2009, the Company improved the mix of deposits between transaction and time accounts.  At December 31, 2008 the mix was 58.7% transaction and 41.3% time and at December 31, 2009 the mix improved to 61.2% transaction and 38.8% time.

Net interest income for the fiscal year ended December 31, 2009 was $252.5 million, compared to $252.7 million for the year ended December 31, 2008.  The net interest margin on a full taxable equivalent basis decreased by 29 basis points to 3.18% in 2009, compared to 3.47% in 2008.  The decrease in deposit and borrowing costs were more than offset by the low interest rate environment, the increase in non-performing assets, and the increase in lower yielding interest-earning deposits in banks.

Net interest income increased $96.7 million or 62.0% to $252.7 million in 2008 from the 2007 amount of $156.0 million.  Interest income increased $130.8 million or 39.0% to $466.2 million in 2008, as compared to $335.5 million in 2007, as a result of the acquisition of KNBT and Christiana in 2008.  Interest expense in 2008 increased $34.0 million or 19.0% to $213.5 million from the 2007 amount of $179.5 million due to an increase in interest on deposits of $19.0 million, an increase in interest on long-term borrowings of $13.5 million, and an increase in expense for securities sold under repurchase agreements and federal funds purchased of $1.7 million.  The increase in interest expense on deposits is due primarily to an increase in deposits from the KNBT and Christiana acquisitions and the volume of interest bearing deposits and the average rate paid on these deposits in 2008.  The increase in interest expense on borrowings is a result of an increase in the average balance of borrowings outstanding during 2008 due to the acquisition of KNBT and Christiana and an offset by a decrease in the overall average rate on borrowings.

The following table presents average balances, average rates and interest rate spread information for the years ended December 31, 2009, 2008 and 2007:

Average Balances, Average Rates, and Interest Rate Spread*

	Year Ended December 31,
	2009			2008			2007
(dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks & FF sold	$284,855	$630	0.22%	$24,964	$622	2.49%	$7,971	$253	3.17%

U.S. Treasury	73,711	268	0.36%	640	11	1.72%	-	-	0.00%
U.S. Government agencies	1,063,800	42,680	4.01%	964,730	42,976	4.45%	659,002	29,935	4.54%
State and municipal*	817,035	55,823	6.83%	724,281	49,946	6.90%	536,730	38,076	7.09%
Other bonds and securities	129,387	4,128	3.19%	229,849	12,189	5.30%	135,728	9,500	7.00%
Total investments	2,083,933	102,899	4.94%	1,919,500	105,122	5.48%	1,331,460	77,511	5.82%

Commercial loans and lease financing*	4,283,394	224,506	5.24%	4,006,381	260,437	6.50%	2,766,254	210,663	7.62%
Installment loans	974,285	54,235	5.57%	925,943	57,959	6.26%	460,934	31,318	6.79%
Mortgage loans	1,029,151	61,556	5.98%	1,007,124	63,018	6.26%	503,672	31,692	6.29%
Total loans and leases	6,286,830	340,297	5.41%	5,939,448	381,414	6.42%	3,730,860	273,673	7.34%
Total earning assets	8,655,618	443,826	5.13%	7,883,912	487,158	6.18%	5,070,291	351,437	6.93%
Allowance for loan and lease losses	(105,150)			(80,797)			(57,506)
Non-interest earning assets	1,136,204			1,071,766			594,174

Total assets	$9,686,672			$8,874,881			$5,606,959

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$6,001,907	$110,935	1.85%	$5,215,667	$142,896	2.74%	$3,334,026	$123,944	3.72%
Securities sold under repurchase agreements
and federal funds purchased	653,661	12,666	1.94%	679,328	20,904	3.08%	468,600	19,170	4.09%
Short-term borrowings	7,163	-	0.00%	47,379	61	0.13%	6,332	167	2.64%
Long-term borrowings	978,889	45,033	4.60%	1,117,499	49,637	4.44%	697,821	36,172	5.18%
Total interest bearing liabilities	7,641,620	168,634	2.21%	7,059,873	213,498	3.02%	4,506,779	$179,453	3.98%
Non-interest bearing deposits	731,122			731,142			495,224
Other non-interest bearing liabilities	67,393			101,279			58,936

Total liabilities	8,440,135			7,892,294			5,060,939
Equity capital	1,246,537			982,587			546,020
Total liabilities and equity capital	$9,686,672			$8,874,881			$5,606,959
INTEREST RATE MARGIN**		$275,192	3.18%		$273,660	3.47%		$171,984	3.39%
Tax equivalent interest		22,683	0.26%		20,921	0.27%		15,964	0.31%
Net interest income		$252,509	2.92%		$252,739	3.21%		$156,020	3.08%

*Full taxable equivalent basis, using a 35% effective tax rate.
**Represents the difference between interest earned and interest paid, divided by total earning assets.
Loans outstanding, net of unearned income, include non-accruing loans.
Fee income included.

Net interest margin is net interest income divided by total interest earning assets.  During 2009, net interest margin was 3.18% compared to 3.47% during 2008, and 3.39% during 2007.

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

(dollars in thousands)
	2009 over 2008 (1)			2008 over 2007 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$1,050	$(1,042)	$8	$434	$(65)	$369
Securities:
U.S. Treasury	272	(15)	257	6	5	11
U.S. Agencies	4,190	(4,486)	(296)	13,630	(589)	13,041
State and municipal	6,341	(464)	5,877	12,960	(1,090)	11,870
Other bonds and securities	(4,217)	(3,844)	(8,061)	5,404	(2,715)	2,689
Total investment securities	6,586	(8,809)	(2,223)	32,000	(4,389)	27,611
Loans:
Commercial loans and lease financing	17,090	(53,021)	(35,931)	84,019	(34,245)	49,774
Installment loans	2,919	(6,643)	(3,724)	29,287	(2,646)	26,641
Mortgage loans	1,358	(2,820)	(1,462)	31,503	(177)	31,326
Total loans	21,367	(62,484)	(41,117)	144,809	(37,068)	107,741
Total interest income	29,003	(72,335)	(43,332)	177,243	(41,522)	135,721

Interest Expense:
Interest bearing deposits	19,322	(51,283)	(31,961)	57,401	(38,449)	18,952
Securities sold under repurchase
agreements and federal funds purchased	(763)	(7,475)	(8,238)	7,243	(5,509)	1,734
Short-term borrowings	(28)	(33)	(61)	185	(291)	(106)
Long-term borrowings	(6,327)	1,723	(4,604)	19,239	(5,774)	13,465
Total borrowed funds	(7,118)	(5,785)	(12,903)	26,667	(11,574)	15,093
Total interest expense	12,204	(57,068)	(44,864)	84,068	(50,023)	34,045
Increase (decrease) in interest rate margin	$16,799	$(15,267)	$1,532	$93,175	$8,501	$101,676

(1) Variance not solely due to rate or volume is allocated to the volume variance.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	December 31,
	2009	2008	2007	2006	2005

Non-performing loans	$125,786	$35,586	$15,285	$8,648	$12,144
Non-performing loans to total loans	2.09%	0.56%	0.39%	0.24%	0.40%
Delinquent loans (excluding non-performing loans)	$25,464	$20,782	$7,041	$8,196	$3,399
Delinquent loans to total loans	0.42%	0.33%	0.18%	0.23%	0.11%
Classified loans	$501,485	$196,349	$68,970	$66,390	$74,756
Classisfied loans to total loans	8.32%	3.10%	1.78%	1.83%	2.45%
Tier 1 capital and ALLL	$955,489	$826,554	$454,063	$423,390	$374,478
Classified loans to tier 1 capital and ALLL	52.45%	23.76%	15.19%	15.68%	19.96%
Total gross loans	$6,024,500	$6,328,051	$3,875,253	$3,631,937	$3,049,808

As referenced in the asset quality table, the levels of delinquent, nonperforming and classified loans have trended upward for the periods presented.  These are significant factors in the determination of the allowance.  At December 31, 2009, nonperforming loans totaled $125.8 million as compared with $35.6 million at December 31, 2008.  When compared to total loans, nonperforming loans have risen to 2.09% at December 31, 2009, up from 0.56% at December 31, 2008.  The deteriorating economic climate was the primary reason for the increase.  The categories of loans that comprised the December 31, 2009 balance of non-performing loans were commercial and industrial loans of $41.3 million, commercial real estate loans of $66.3 million, residential mortgages of $13.9 million and consumer loans of $8.6 million.

Delinquent loans at December 31, 2009 were $25.5 million, compared to $20.8 million at December 31, 2008.  Delinquent loans equaled 0.42% and 0.33% of total loans as the aforementioned dates, respectively.  Delinquent loans are considered performing loans and exclude nonaccrual loans, restructured loans and loans 90 days or more delinquent and still accruing interest (all of which are considered nonperforming loans).

As of December 31, 2009, classified loans relative to total loans amounted to 8.32%, as compared with 3.11% at December 31, 2008. Classified loans are identified through internally generated watch and past due lists, problems identified with borrowers and industries, the loan review process and financial statement reviews. The increased level in classified loans is attributed to the national and regional economic slowdown. As operating companies experienced a reduction in revenues and real estate companies experienced an inability to liquidate assets at expected prices in the time frame anticipated, both have realized losses and reduced cash flows and as a result have a perceived inability to maintain current debt service.  This triggers a review of possible, commercially reasonable, disposition of collateral as the net realizable value of the loan and recognition of an appropriate classification and corresponding provision to the allowance for loan and lease losses.  The Company has identified and acted on potentially impaired loans expeditiously, as Management considers prompt identification of problem loans to be a priority.

Based on its analysis, including the increase in delinquent, nonperforming and classified loans, the Company increased its allowance for loan and lease loss and its allocated reserve to reflect the deterioration of the overall economy and credit quality trends in the portfolio.  Management increased staff levels in the workout and collection to address the situation.

The following table shows the composition of the Allowance for Loan and Lease Losses:

(dollars in thousands)	December 31,
	2009	2008	2007	2006	2005

Specific reserves	$12,810	$5,086	$613	$1,307	$1,716
Allocated reserves	129,700	72,368	54,162	56,787	52,189
Unallocated reserves	3,761	6,552	122	212	2,159
Total Allowance for Loan and Lease Losses	$146,271	$84,006	$54,897	$58,306	$56,064

Specific reserves increased to $12.8 million at December 31, 2009 from $5.1 million at December 31, 2008.  Of the total impaired loans of $123.1 million at December 31, 2009, $49.2 million had a specific reserve associated with them.  The remaining amount was considered to adequately reflect the net realizable value likely from those loans after all prior charge-offs.  A specific reserve is used where sufficient information exists to make a reasonable estimate of an inherent loss, but where a loss event has not yet been confirmed.

Allocated reserves increased during 2009 from $72.6 million at December 31, 2008 to $129.7 million at December 31, 2009.  The increase in classified and criticized loans along with increased factors applied to these loans contributed $57.1 million to the allocated reserve.  Historical loss rates increased due to more recent negative trends and the higher weight applied to more recent experience in addition to economic and other environmental factors which continue to increase due to unfavorable economic and loan experience.  Additionally, the loan portfolio stratification was refined to be more granular in order to more clearly segregate data according to their risk characteristics.

The unallocated reserve addresses inherent probable losses not included elsewhere in the ALLL due to imprecision in the estimation process.  The unallocated reserve decreased from $6.3 million at December 2008 to $3.8 million at December 2009 as the allocated portion of the reserve associated with higher levels of problem loans and economic factors increased.

Based on these factors, the provision for loan and lease losses was $154.0 million for the year-ended December 31, 2009 compared to $32.5 million and $7.8 million for the years ended December 31, 2008, and 2007, respectively. The allowance for loan and lease losses was $146.3 million at December 31, 2009, and $84.0 million at December 31, 2008 and as a percentage of total loans the allowance was 2.43% and 1.33% at December 31,  2009 and  2008, respectively. The allowance for loan and lease losses to non-performing loans was 116.3% and 236.1%  at December 31, 2009 and 2008, respectively.  Net charge-offs to average total loans and leases was 1.46% for 2009 versus 0.49% for 2008, and the ratio of non-performing loans to total loans was 2.16% at December 31, 2009 compared to 0.59% at December 31, 2008.

(dollars in thousands)	December 31,
	2009	2008	2007	2006	2005
Non-accrual Loans	$122,516	$31,970	$15,198	$8,554	$11,961
Restructured Loans	576	625	-	-	-
Loans Past Due 90 or more days as to interest or principal	2,694	2,991	87	94	183
Total Non-performing loans	125,786	35,586	15,285	8,648	12,144

Other Real Estate Owned and Repossessed Assets	4,208	1,552	-	1,291	-

Total Nonperforming Assets	$129,994	$37,138	$15,285	$9,939	$12,144

Gross amount of interest that would have been earned
on non-accrual and restructured loans	$7,485	$1,600	$655	$662	$878
Interest received from customers
on non-accrual and restructured loans	410	400	133	247	441
Net impact on interest income of
Non-performing loans	$7,075	$1,200	$522	$415	$437

Total loans and leases including loans held for sale	$6,024,500	$6,315,874	$3,875,253	$3,631,937	$3,049,808

Average total loans and leases	$6,286,830	$5,939,448	$3,730,860	$3,470,381	$2,975,407

Allowance for loan and lease losses	$146,271	$84,006	$54,897	$58,306	$56,064

Allowance for loan and lease losses to:
Non-performing assets	112.52%	226.20%	359.16%	586.64%	461.66%
Non-performing loans	116.29%	236.06%	359.16%	674.21%	461.66%
Total loans and leases	2.43%	1.33%	1.42%	1.61%	1.84%
Average total loans and leases	2.33%	1.41%	1.47%	1.68%	1.88%

Management believes its loan loss allowance is adequate to cover losses inherent in the current portfolio. The Company recognizes, however, that if economic conditions continue to deteriorate and consumers, businesses and real estate entities suffer further, additional losses may result in the loan portfolio.

                The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	2009		2008		2007		2006		2005
(dollars in thousands)	Allowance	% Allowance to Total Allowance	Allowance	% Allowance to Total Allowance	Allowance	% Allowance to Total Allowance	Allowance	% Allowance to Total Allowance	Allowance	% Allowance to Total Allowance

Commercial and Industrial	$73,031	49.93%	$42,012	50.01%	$32,871	59.88%	$37,396	64.14%	$40,606	72.43%
Real estate loans:
Construction and land development	40,013	27.36%	9,228	10.98%	8,869	16.16%	4,911	8.42%	3,235	5.77%
Residential	9,076	6.20%	8,436	10.04%	4,217	7.68%	4,726	8.11%	2,496	4.45%
Other	11,362	7.77%	4,602	5.48%	3,555	6.48%	5,704	9.78%	3,877	6.92%
Loans to individuals	9,028	6.17%	13,397	15.95%	5,263	9.59%	5,357	9.19%	3,691	6.58%
Unallocated	3,761	2.57%	6,331	7.54%	122	0.21%	212	0.36%	2,159	3.85%

Total Allowance	$146,271	100.00%	$84,006	100.00%	$54,897	100.00%	$58,306	100.00%	$56,064	100.00%

A detailed analysis of the Company’s allowance for loan and lease losses for the five years ended December 31, 2009, is shown below:

(dollars in thousands)	December 31,
	2009	2008	2007	2006	2005
Balance at beginning of year	$84,006	$54,897	$58,306	$56,064	$57,590
Charge-offs:
Commercial financial and Agricultural	51,084	16,809	8,099	3,070	4,754
Real Estate - Permanent	14,760	772	63	-	446
Real Estate - Construction	18,066	6,519	2,650	452	-
Leases	448	175	130	121	122
Residential Mortgages	3,620	3,466	549	129	126
Consumer	12,055	3,957	594	1,051	818
Overdraft	1,495	1,854	881	966	951
Total charge-offs	101,528	33,552	12,966	5,789	7,217

Recoveries:
Commercial financial and Agricultural	6,349	1,182	788	1,359	1,406
Real Estate - Permanent	731	-	-	240	10
Real Estate - Construction	466	1,173	206	31	-
Leases	66	35	33	51	128
Residential Mortgages	127	101	18	37	74
Consumer	1,177	827	102	162	244
Overdraft	852	962	578	676	629
Total Recoveries	9,768	4,280	1,725	2,556	2,491
Net charge-offs	91,760	29,272	11,241	3,233	4,726
Provision charged to expense	154,025	32,497	7,832	2,540	3,200
Acquired in acquisitions	-	25,884	-	2,935	-
Balance at end of year	$146,271	$84,006	$54,897	$58,306	$56,064

Net charge-offs to:
Total loans and lease	1.52%	0.46%	0.29%	0.09%	0.15%
Average total loans and leases	1.46%	0.49%	0.30%	0.09%	0.16%
Allowance for loan and lease losses	62.73%	34.85%	20.48%	5.54%	8.43%

Net loan charge-offs increased to $91.8 million in 2009, compared to net loan charge-offs of $29.3 million in 2008 and $11.2 million in 2007.   The increased charge-offs were in the Commercial, Real Estate Construction and Consumer Private Banking product lines.  This increase in charge-offs is a direct result of the economic downturn in both the national and regional economy. Charge-offs and classifications reflect the deterioration of economic conditions and resulting failure of businesses, devaluation of assets and negative impact on consumer’s ability to service debt.

NON-INTEREST INCOME AND EXPENSES

For the year ended December 31, 2009, non-interest income totaled $1.5 million of expense, a $24.3 million decrease over the $22.8 million of income reported for 2008. The year ended December 31, 2009 included realized losses on investment securities totaling $104.6 million, which included $101.8 million of OTTI and $2.9 million of losses on security sales. The year ended December 31, 2008 included $98.8 million of losses on investment securities which was comprised of OTTI totaling $99.5 million offset by gains from sales totaling $0.6 million. The investment security losses in 2008 and 2009 were primarily due to the write-down and disposal of the CDOs. The increase in the fair value of the Company’s subordinated debentures accounted for at fair value caused a $16.4 million decrease to non-interest income. In 2009, the fair value of debentures increased $4.4 million resulting in expense compared to $12.0 million of decreases which resulted in gains recorded in 2008. Wealth management income also decreased $3.0 million to $28.9 million for the year ended December 31, 2009 primarily due to decreases in value of assets under administration which resulted from economic and general market conditions.  Equity method investments, other operating income and service charges on deposit accounts all declined slightly from 2008 to 2009.

The decrease was partially offset by increases in mortgage banking income and cash management and electronic banking fees. For the twelve months ending December 31, 2009, mortgage banking income increased $5.2 million or 156.3% to $8.5 million, and cash management and electronic banking fees increased $1.5 million or 10.7% to $15.9 million compared to 2008. The increase in mortgage banking income was a result of a general increase in refinance activity from continued low residential mortgage interest rates.

Non-interest income decreased $50.4 million or 68.9% in 2008 compared to 2007, primarily as a result of a $99.5 million OTTI charge taken in 2008. The decrease was partially offset by a $14.6 million increase in wealth management income, an $8.8 million increase in insurance commissions and fees, and a $7.8 million increase in service charges on deposit accounts. The increase in additional wealth management revenues was a result of the acquisitions of Christiana and to a lesser extent KNBT. These acquisitions substantially increased the amount of assets under management.  The primary reason for the increase in insurance commissions and fees was the acquisition of the Caruso Benefits Group and Higgins Insurance, subsidiaries of KNBT. The increase in service charges on deposit accounts increase was primarily due to the increased number of accounts due to the acquisitions of KNBT and Christiana. The $9.2 million increase in net gains from fair value changes was primarily due to the change in fair value of the Company’s subordinated debt related to NPB Capital Trust II trust preferred securities which are accounted for at fair value.

Non-interest expense was $508.6 million for the twelve months ended December 31, 2009, a $292.1 million increase as compared with $216.5 million for the same period in 2008.  The increase in non-interest expense was primarily due to $275.0 million of goodwill impairment expense recorded in 2009 and a $12.8 million increase in FDIC insurance expense due to the special assessment and other increases in assessment rates. Other operating expenses increased $9.9 million from $48.1 million at December 31, 2008 to $58.0 million at December 31, 2009 primarily due to $3.0 million of loan collection expense, $2.2 million of shares tax, and $1.7 million of FHLB prepayment penalties. These increases were offset by a $4.0 million fraud recovery received in 2009, compared to $4.5 million of fraud loss in 2008.

Non-interest expenses increased $77.8 million or 56.0% in 2008 compared to 2007, as a result of increased salaries, wages and benefits of $39.0 million. The increase was primarily due to the acquisition of Christiana and KNBT, which added 846 employees. Premises and equipment expenses increased $12.7 million or 64.4% to $32.6 million compared to 2007.  Other operating expenses totaled $48.1 million, an increase of $18.4 million or 61.6% for the twelve months ended December 31, 2008 over 2007. The increase was primarily the result of increases in outside services expenses, communication expense, increased amortization of newly-added intangible assets due to the Christiana and KNBT acquisitions. In addition, the FDIC insurance expense increased $1.3 million, and $4.5 million employee fraud loss contributed to the increase in non-interest expense.

Income taxes decreased $57.8 million in 2009 to a benefit of $63.6 million with an effective tax rate of 15.5%.  Income tax benefit was $5.8 million in 2008 with an effective tax rate of (21.9%), and income tax expense was $17.4 million in 2007 with an effective tax rate of 21.0%. The Company’s effective tax rate was less than the statutory rate due primarily to the tax advantaged investment and life insurance income.

Income taxes remained a benefit for 2009, as after careful analysis, we determined that our net deferred tax asset of $83.9 million was realizable. In reaching this conclusion we carefully weighed both positive and negative evidence present. Negative evidence we considered included a pre-tax net loss in 2009 and the effect it had in evaluating cumulative losses for a period of time. We evaluated the drivers of the loss and their nature. Specifically, the items we considered to be aberrations were the goodwill impairment charge of $275.0 million, since it is non-deductible and the losses from the credit deterioration and subsequent exit of our CDOs in 2008 and 2009. The CDOs had a higher risk profile relative to our strategy for the investment portfolio and the high credit quality of the remaining investment portfolio. The higher risk was realized via impairments and losses upon disposal which resulted from pressures in the economy and, more specifically, stress in the financial services industry that began in 2008 and continues throughout 2009.

Positive evidence we considered included our ability to receive a refund for losses resulting from the disposal of the CDOs of approximately $27 million, strong earnings history, and a projected ability to fully utilize the net deferred tax asset with substantial excess, prior to the implementation of any tax planning strategies. Our projections incorporated current financial results, which have been negatively impacted by credit quality. In future periods, the current economic climate was assumed to improve gradually, but existing legislative and regulatory requirements were assumed to continue.  These assumptions we used in analyzing the realizability of our net deferred tax asset are consistent with other analyses and judgments we made in the preparation of these financial statements. However, if there are substantial, adverse economic developments that further deteriorate credit quality or our profitability, the judgments we made regarding our ability to utilize the deferred tax asset may change. This would result in additional income tax expense being recorded in our statement of operations. However, these events would not further impact regulatory capital of National Penn or its banking subsidiaries as beginning in the third quarter of 2009 we began to and continue to  exclude the deferred tax asset from regulatory capital, due to the application of the regulatory guidelines.

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

Liquidity needs generally arise from asset originations and deposit outflows. Liquidity needs can increase when asset origination (of loans and investments) exceeds net deposit inflows.  In these instances, the needs are funded through short-term borrowings, while excess liquidity is sold into the Federal Funds market, or invested in interest bearing bank balances.

The Company employs a diverse capital raising strategy which may include issuance of additional equity capital.  In April 2009, the Company amended its Dividend Reinvestment and Stock Purchase Plan (the “DRP”) extending the 10% discount on reinvested dividends and new shares purchased under the DRP until the earlier of the date on which a total of $75 million in voluntary cash contributions were received or December 31, 2009.  The amendment also provided that voluntary cash contributions could, as of April 21, 2009, be made in amounts up to $250,000 per month, an increase from the prior monthly limitation of $50,000.  During 2009, $70.2 million was raised under the Company’s DRP and employee stock purchase plan.  Approximately $75 million in capital was raised through the DRP since originally enhanced in November 2008.

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

The Company’s largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate and institutional banking activities.  The Company also utilizes wholesale funding that comes from a diverse mix of short and long-term funding sources.  Wholesale funding is defined here as funding sources outside our core deposit base, such as correspondent bank borrowings including the Federal Reserve Bank of Philadelphia (FRB) or brokered CDs.  In 2008, the Company opted into the FDIC’s Temporary Liquidity Guarantee Program. On August 26, 2009 the FDIC extended the Transaction Account Guarantee portion of the Temporary Liquidity Guarantee Program to expire on June 30, 2010.  This program provides unlimited deposit insurance for non interest-bearing  and certain low interest-bearing transaction accounts.

The Company’s principal source of day-to-day liquidity is through wholesale, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (“FHLB”) and the FRB, details of which are set out in Footnote 8 to the consolidated financial statements.  During most of the year, we had no need to access these lines.  At no time during the year did we experience any difficulties accessing these lines.  The liquidity and credit crises faced by many financial and commercial institutions have not negatively affected our Company’s liquidity.  We have funds available to us at reasonable rates.  However, regardless of our comfort with our liquidity position at the present time, we actively monitor our position for any increased use of wholesale funding.

The Company had historically high levels of liquidity at December 31, 2009, as evidenced by:

•	$450 million of the $496.5 million of interest earning deposits with banks represents unencumbered on-hand liquidity.

•	Our FHLB borrowing limit is $2.4 billion and we had $756.8 million in use, leaving an unused capacity of $1.6 billion.

•	We have $330 million in overnight borrowing capacity from correspondent banks. At December 31, 2009, we had no need to access these lines and the full amount was available for use.

As measured using the consolidated statement of cash flows, for the year ended December 31, 2009, the Company generated $407.4 million in net cash and equivalents versus generating $84.3 million in 2008.

Net cash provided by operating activities was $72.9 million in 2009, $111.0 million in 2008 and $52.3 million in 2007.  During 2009, the Company incurred OTTI charges of $101.8 million and increased loan provision by $121.5 million to $154.0 million from $32.5 million in 2008.

Cash used by investing activities in 2009 decreased to $104.3 million from $470.2 million in 2008, while cash used in 2007 was $369.1 million.   Net cash used for the purchase of investment securities increased in 2009 by $449.0 million compared to 2008.  Net cash provided from loans and leases was $194.8 million in 2009, as compared to net cash used of $504.4 million in 2008.  This change was a result of repayments of loans, sale of mortgage loans in the secondary market and elevated levels of net loan charge-offs.

Cash provided by financing activities was $438.8 million in 2009 versus $443.5 million in 2008 and $317.2 million in 2007.  The largest source of financing funds in 2009 and 2008 was $370.4 million from core deposits compared to $93.7 million and $67.1 million in 2008 and 2007, respectively.  Also, in 2009 $223.5 million of cash was provided from the issuance of shares of National Penn common stock, net of issuance costs.

The Company’s largest source of revenue is net interest income.  Interest rate risk is the Company’s most significant market-based risk.  The Company realizes net interest income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loans and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, overall credit risk, operating income, operating expenses, and available capital. The Company’s Asset/Liability Committee ("ALCO") includes the Company's President and senior officers in various disciplines including Treasury, Finance, Commercial Lending, and Retail Lending.  The Committee previously reported to the Board’s Directors’ Enterprise Risk Management Committee on its activities to monitor and manage interest rate risk and will report to a newly-formed Board of Directors’ Finance and Investment Committee.

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

ALCO's principal focus is to manage net interest income while considering risk. The Company utilizes a net interest margin shock simulation model as one method to identify and manage our interest rate risk profile.  The model measures projected net interest income "at-risk" and anticipated resulting changes in net income and economic value of equity.  The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates our market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model has proven to be an important guidance tool for ALCO.

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at December 31, 2009:

	Re-pricing Periods
(dollars in thousands)		Three
	Within	Months	One Year	Over
	Three	Through	Through	Five
	Months	One Year	Five Years	Years
Interest-earning assets:
Interest bearing deposits at banks	$496,535	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities and other securities	98,278	517,373	609,941	954,949
Loans and leases (1)	2,348,353	1,036,459	2,104,746	534,942
Total interest-earning assets	2,943,166	1,553,832	2,714,687	1,489,891
Cumulative total interest-earning assets	$2,943,166	$4,496,998	$7,211,685	$8,701,576

Liabilities and equity
Interest bearing deposits (2)	4,099,090	1,037,554	847,007	1,551
Borrowed funds (3)	591,866	38,881	387,220	483,059
Subordinated debt	77,321	-	-	55,086
Total interest-bearing liabilities	4,768,277	1,076,435	1,234,227	539,696
Cumulative total interest-bearing liabilities	4,768,277	5,844,712	7,078,939	7,618,635
Interest-earning assets less interest-bearing liabilities	(1,825,111)	477,397	1,480,460	950,195
Cumulative interest-rate sensitivity gap	$(1,825,111)	$(1,347,714)	$132,746	$1,082,941

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

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure.  Therefore, the Company supplements gap analysis with the calculation of the Economic Value of Equity (“EVE”).  This report forecasts changes in EVE under alternative interest rate environments.  The EVE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments.

The calculated estimates of change in EVE at December 31, 2009 are as follows:

(dollars in thousands)

EVE
Change in Interest Rate	Amount	% Change

+300 Basis Points	$694,146	(13.38	) %
+200 Basis Points	695,303	(13.24)
+100 Basis Points	745,808	(6.94)
Flat Rate	801,409	-
-100 Basis Points	874,704	9.15
-200 Basis Points	805,491	0.51
-300 Basis Points	$719,056	(10.28	) %

Management also estimates the potential effect of shifts in interest rates on net interest income.  The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income:

(dollars in thousands)	December 31, 2009
Change in Interest Rates	$ Change in Net Interest Income	% Change in Net Interest Income
(in basis points)
+300	$17,872	6.29%
+200	10,936	3.85
+100	4,778	1.68
-100	(4,102)	(1.44)
-200	(17,339)	(6.10)
-300	$(24,840)	(8.74	) %

As measured by the net interest income analysis, the Company should benefit in the short run by an increase in interest rates. This is a change from prior years when the Company was positioned to benefit from a decrease in interest rates. The primary reason for this change was the increase in liquidity on the balance sheet. This on-hand liquidity was maintained in either overnight or short-term investments. The rates on these investments will increase commensurate with market interest rates, and will more then offset the interest rate increases to deposit accounts whose rates are sensitive to market rates. The results of the EVE analysis and the net interest income analysis fall within the compliance guidelines established by ALCO.

The Company uses financial derivative instruments for management of interest rate sensitivity.  ALCO approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, see Footnote 19 to the consolidated financial statements included in Item 8 of this Report.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009:

		Payments Due by Period:
			After One	After Three
		Less than	Year to	Years to	More than
(dollars in thousands)	Total	one year	Three Years	Five Years	Five Years

Minimum annual rentals or non-cancelable operating leases	$42,273	$6,606	$10,003	$6,893	$18,771
Remaining contractual maturities of time deposits	2,610,804	1,762,244	686,472	160,535	1,553
Loan commitments	1,561,877	885,826	134,121	32,732	509,198
Securities sold under repurchase agreements and federal funds purchased	737,323	737,323	-	-	-
Short-term borrowings	6,900	6,900	-	-	-
Federal Home Loan Bank Advances	756,803	47,035	175,626	49,500	484,642
Subordinated debentures	132,407	-	-	-	132,407
Letters of credit	175,394	115,261	57,089	-	3,044
Dividends Preferred Stock*	97,500	7,500	15,000	21,000	54,000
Total	$6,121,281	$3,568,695	$1,078,311	$270,660	$1,203,615

*Term is unlimited assumed 10 year term for this table.

CAPITAL ADEQUACY

Information regarding the Company’s capital ratios and commitments is set forth in Footnote 21 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6. of this Report.

The Company does not presently have any commitments for significant capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements are set forth in Footnote 1 to the consolidated financial statements included in this Report and is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain financial instruments with off-balance sheet risks.  For more information, see Footnote 19 to the consolidated financial statements included in Item 8 of this Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information with respect to quantitative and qualitative disclosures about market risk can be found under Liquidity and Interest Rate Sensitivity in Item 7 in this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2009	2008
ASSETS
Cash and due from banks	$106,722	$156,884
Interest-earning deposits with banks	496,535	38,946
Total cash and cash equivalents	603,257	195,830

Investment securities available for sale, at fair value	1,499,667	1,531,821
Investment securities held to maturity
(Fair value approximates $603,915 and $284,608 for 2009 and 2008, respectively)	601,923	326,090
Other securities	78,951	61,978
Loans and leases held for sale	18,028	3,605
Loans and leases, net of allowance for loan and lease losses of $146,271 and $84,006
for 2009 and 2008, respectively	5,860,201	6,228,263
Premises and equipment, net	112,744	119,924
Premises held for sale	812	3,768
Accrued interest receivable	36,565	37,127
Bank owned life insurance	198,131	193,811
Other real estate owned and other repossessed assets	4,208	1,552
Goodwill	281,623	558,252
Other intangible assets, net	30,943	37,496
Unconsolidated investments under the equity method	12,821	11,874
Other assets	144,036	92,040
TOTAL ASSETS	$9,483,910	$9,403,431

LIABILITIES
Non-interest bearing deposits	$753,650	$793,269
Interest bearing deposits	5,985,202	5,596,617
Total deposits	6,738,852	6,389,886

Securities sold under repurchase agreements and federal funds purchased	737,323	640,905
Short-term borrowings	6,900	10,402
Federal Home Loan Bank Advances	756,803	955,983
Subordinated debentures	132,407	127,980
Accrued interest payable and other liabilities	42,157	98,280
TOTAL LIABILITIES	8,414,442	8,223,436

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and outstanding
as of December 31, 2009 and 2008	147,920	144,076
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding 2009 - 125,713,668; 2008 - 80,731,751	1,225,635	1,003,110

Retained (deficit) earnings	(302,120)	65,194
Accumulated other comprehensive loss	(1,967)	(32,385)
TOTAL SHAREHOLDERS' EQUITY	1,069,468	1,179,995

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,483,910	$9,403,431

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Loans and leases, including fees	$336,787	$377,730	271,032
Investment securities
Taxable	47,077	55,176	39,435
Tax-exempt	36,649	32,708	24,753
Federal funds sold and deposits in banks	630	622	253
Total interest income	421,143	466,236	335,473

Deposits	110,935	142,896	123,944
Securities sold under repurchase agreements and federal
funds purchased	12,666	20,904	19,170
Short-term borrowings	-	61	167
Long-term borrowings	45,033	49,637	36,172
Total interest expense	168,634	213,498	179,453
Net interest income	252,509	252,738	156,020
Provision for loan and lease losses	154,025	32,497	7,832
Net interest income after provision for loan and lease losses	98,484	220,241	148,188

Wealth management income	28,923	31,905	17,316
Service charges on deposit accounts	24,259	25,150	17,372
Insurance commissions and fees	15,714	15,378	6,626
Cash management and electronic banking fees	15,921	14,386	8,662
Mortgage banking income	8,475	3,307	2,966
Bank owned life insurance income	4,919	6,341	5,579
Equity in undistributed net earnings of unconsolidated
investments	2,586	4,546	2,402
Other operating income	6,758	8,576	6,955
Net (losses) gains on sales of investment securities	(2,857)	648	2,064
Net (losses)gains from fair value changes	(4,427)	12,017	2,807
Gain on sale of buildings	-	-	449
Other than temporary impairment on investments (1)	(101,791)	(99,496)	-
Total non-interest income	(1,520)	22,758	73,198

Salaries, wages and employee benefits	125,635	123,332	84,375
Net premises and equipment	31,999	32,550	19,802
Advertising and marketing expenses	7,436	6,251	4,369
Fraud loss (expense)	(4,028)	4,500	-
Goodwill impairment	275,000	-	-
FDIC Insurance	14,582	1,758	446
Other operating expenses	57,992	48,140	29,781
Total non-interest expense	508,616	216,531	138,773
(Loss) income before income taxes	(411,652)	26,468	82,613
Income tax (benefit) expense	(63,613)	(5,803)	17,380
NET (LOSS) INCOME	(348,039)	32,271	65,233
Preferred dividends and accretion of preferred discount	8,340	417	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(356,379)	$31,854	65,233

Basic (loss) earnings	$(3.52)	$0.42	$1.32
Basic (loss) earnings available to common shareholders	$(3.61)	$0.42	$1.32
Diluted (loss) earnings	$(3.52)	$0.42	$1.31
Diluted (loss) earnings available to common shareholders	$(3.61)	$0.42	$1.31

(1)	OTTI was all due to "credit" and therefore did not include amounts due to "other"

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share data)					Accumulated
			Series B	Retained	Other
	Common		Preferred	(Deficit)	Comprehensive	Treasury		Comprehensive
	Shares	Value	Stock	Earnings	(Loss) Income	Stock	Total	Income

Balance at December 31, 2006	47,940,831	$467,288	$-	$77,665	$1,861	$(3,945)	$542,869
Cumulative effect of adoption of fair value option	-	-	-	(1,732)	-	-	(1,732)
Balance at January 1, 2007 as revised	47,940,831	467,288	-	75,933	1,861	(3,945)	541,137
Net income	-	-	-	65,233	-	-	65,233	$65,233
Cash dividends declared common	-	-	-	(32,534)	-	-	(32,534)
3% stock dividend	1,429,620	23,390		(23,390)	-	-	-
Shares issued under share-based plans, net of							-
excess tax benefits	716,314	(2,426)	-	-	-	11,602	9,176
Share-based compensation	-	2,759	-	-	-	-	2,759
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(6,142)	-	(6,142)	(6,142)
Total comprehensive income	-	-	-	-	-	-	-	$59,091
Treasury shares purchased	(1,017,946)	-	-	-	-	(15,682)	(15,682)
Balance at December 31, 2007	49,068,819	491,011	-	85,242	(4,281)	(8,025)	563,947

Cumulative effect of adoption of new life insurance guidance	-	-	-	(2,112)	-	-	(2,112)
Pension adjustment	-	-	-	(112)	-	-	(112)
Balance at January 1, 2008 as revised	49,068,819	491,011		83,018	(4,281)	(8,025)	561,723

Net income	-	-	-	32,271	-	-	32,271	$32,271
Dividends declared	-	-	-	(50,095)	-	-	(50,095)
Shares issued under share-based plans, net of excess tax benefits	1,747,528	13,536	-	-	-	2,766	16,302
Share-based compensation	-	2,079	-	-	-	-	2,079
Shares issued for acquisition of:
- Christiana Bank& Trust Company	2,732,813	51,682	-	-	-	-	51,682
- KNBT Bancorp, Inc.	27,205,548	438,877	-	-	-	5,623	444,500
Common stock warrants	-	5,925	-	-	-	-	5,925
TARP CPP Preferred Stock issued	-	-	144,076	-	-	-	144,076
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(28,104)	-	(28,104)	(28,104)
Total comprehensive income	-	-	-	-	-	-	-	$4,167
Treasury shares purchased	(22,957)	-	-	-	-	(364)	(364)
Balance at December 31, 2008	80,731,751	1,003,110	144,076	65,194	(32,385)	$-	1,179,995

Cumulative effect of adoption of new OTTI guidance				12,407	(12,407)
Balance at January 1, 2009	80,731,751	1,003,110	144,076	77,601	(44,792)	$-	1,179,995
Net (loss)	-	-	-	(348,039)	-	-	(348,039)	(348,039)
Cash dividends declared common	-	-	-	(23,343)	-	-	(23,343)
Cash dividends declared preferred	-	-	-	(7,458)	-	-	(7,458)
Shares issued under share-based plans, net of excess tax benefits	260,654	755	-	-	-	-	755
Share-based compensation		1,269	-	-	-	-	1,269
Shares issued for optional cash, DRIP and ESPP	14,016,263	70,209	-	-	-	-	70,209
Shares issued in public offering	30,705,000	153,255	-	-	-	-	153,255
Amortization of preferred discount			881	(881)	-	-	-
Cancellation of common stock warrants		(2,963)	2,963	-	-	-	-
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	42,825	-	42,825	42,825
Total comprehensive income	-	-	-	-	-	-	-	$(305,214)
Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$-	$1,069,468
__________________________________
The accompanying notes are an integral part of this statement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(348,039)	$32,271	$65,233
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses	154,025	32,497	7,832
Share-based compensation expense	1,269	2,079	2,759
Deferred income tax (benefit) expense	108	1,943	2,600
Depreciation and amortization	17,934	17,771	10,910
(Accretion) amortization of premiums and discounts on investment securities, net	(1,537)	(2,633)	3,683
Net losses (gains) on sale of investment securities	2,857	(648)	(2,064)
(Earnings) losses of equity-method investments net of distributions	(947)	(384)	(607)
Loans originated for resale	(355,886)	(127,015)	(192,014)
Proceeds from sale of loans	352,540	129,200	168,079
Loss (gains) on sale of loans, net	709	(1,967)	(2,766)
(Gain) loss on sale of other real estate owned, net	(586)	-	(274)
Gain on sale of business	(1,126)	-	-
Gain on sale of buildings	-	-	(175)
Increase (decrease) in fair value of subordinated debt	4,427	(12,017)	(2,807)
Other-than-temporary impairment on investments	101,791	99,496	-
Bank-owned life insurance policy income	(4,919)	(6,341)	(5,579)
Goodwill impairment	275,000	-	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	562	116	(805)
Decrease in accrued interest payable	(10,485)	(8,670)	(400)
Increase in other assets	(73,076)	(17,746)	(2,150)
(Decrease) increase in other liabilities	(41,718)	(26,957)	805
Net cash provided by operating activities	72,903	110,995	52,260
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal and cash received in excess of cash paid for business acquired or sold	535	35,128	-
Proceeds from maturities of investment securities held to maturity	34,411	12,208	9,178
Purchase of investment securities held to maturity	(124,539)	-	(1,653)
Proceeds from sales of investment securities available for sale	51,123	53,769	112,581
Proceeds from maturities of investment securities available for sale	427,147	310,429	134,933
Purchase of investment securities available for sale	(690,786)	(366,357)	(359,053)
Proceeds from sale of loans previously held for investment	50,239	-	-
Net decrease (increase) in loans and leases	144,567	(504,428)	(253,671)
Purchases of premises and equipment	(5,396)	(12,466)	(14,088)
Claims from bank owned life insurance	599	-	-
Proceeds from the sale of other real estate owned	5,250	909	2,257
Proceeds from sale of buildings	2,550	636	399
Net cash used in investing activities	(104,300)	(470,172)	(369,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase on core deposits	370,408	93,715	67,115
Net (decrease) increase in certificates of deposit	(21,442)	291,884	53,415
Net increase in securities sold under repurchase aggreements and fed funds sold	96,418	46,337	76,139
Net (decrease) increase in short-term borrowings	(3,502)	(5,048)	3,138
Issuance of long-term borrowings	-	150,000	450,000
Repayments of FHLB advances	(196,995)	(249,660)	(293,593)
Proceeds from shares issued under share-based plans	628	7,118	3,700
Excess tax benefits on share-based plans	127	364	249
Issuance of shares under dividend reinvestment and optional cash	70,209	8,820	-
Issuance of shares under public offering	153,255	-	-
Issuance of preferred stock	-	144,076	-
Issuance of common warrants	-	5,925	-
Purchase of Treasury stock	-	(364)	(10,455)
Cash dividends, common	(23,343)	(49,680)	(32,534)
Cash dividends, preferred	(6,939)	-	-
Net cash provided by financing activities	438,824	443,487	317,174
Net increase in cash and cash equivalents	407,427	84,310	317
Cash and cash equivalents at beginning of year	195,830	111,520	111,203
Cash and cash equivalents at end of period	$603,257	$195,830	$111,520

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Statements of Cash Flow

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Interest	$179,119	$203,498	$179,853
Taxes	691	24,452	16,537

The Company’s investing and financing activities that affected assets or liabilities, but that did not result in cash receipts or cash payments were as follows:

(dollars in thousands)
	2009	2008	2007
Transfers of loans to other real estate	$7,445	$1,692	$886
Transfers of loans to investments in securitizations	-	-	26,701
Other than temporary impairment investments	101,791	99,496	-
Transfer of investment securities from available-for-sale
to held-to maturity, net	251,710	139,280	-
Transfer of CDOs to AFS from HTM	3,545	-	-

Supplemental cash flow disclosures – reconciliation of cash received in acquisitions:

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Details of acquisition:
Net fair value of assets acquired (sold)	$(335)	$3,174,291	-
Fair value of liabilities assumed	(200)	(2,665,321)	-
Stock issued for acquisitions	-	(496,182)	-
Net (received) cash paid for acquisitions or sales	(535)	12,788	-
Cash and cash equivalents acquired with acquisitions	-	47,916	-
Cash equivalents received (paid) in excess of cash
paid for businesses acquired or sold	$535	$35,128	-

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s investment management units consist of National Penn Wealth Management, N.A. (“NPWM”) including its division National Penn Investors Trust Company, which provides trust and investment management services, and National Penn Capital Advisors, Inc. (“NPCA”) and Institutional Advisors, LLC (“IA”), which provide investment advisory services.  The Company also provides insurance services through National Penn Insurance Services Group, Inc. (“NPISG”), including its division Higgins Insurance Associates; employee benefits consulting services through Caruso Benefits Group, Inc.; and equipment leasing services through National Penn Leasing Company (“NP Leasing”).

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

The consolidated financial statements include the accounts of the Company and the Company’s direct and indirect wholly owned subsidiaries.  The Company’s unconsolidated subsidiaries, representing investments in joint ventures, and other entities are accounted for using the equity method of accounting.  All material inter-company balances have been eliminated.

CHANGES TO PRESENTATION

In the fourth quarter 2009 $120 million of business money market deposits were converted to securities sold under repurchase agreements. These amounts were included in securities sold under repurchase agreements at December 31, 2009, due to the change in the nature of the accounts.

Deposits in the Federal Reserve Bank were previously included in cash and due from banks, in 2008. In 2009, the Federal Reserve Bank began paying interest. During 2009, these deposits were classified as interest earning deposits and the related interest was included in net interest income in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company reclassified “other” securities out of investment securities available for sale for 2008 and 2009 to reflect the restricted nature of these securities.

In 2008, operating leases to customers were classified as loans and leases. The Company has reclassified these operating leases to premises and equipment for all periods presented.

USE OF ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan and lease losses, impaired loans, other-than-temporary impairment, and certain intangible assets, such as goodwill and core deposits.

BUSINESS COMBINATIONS

At the date of acquisition the Company records the net assets of acquired companies on the consolidated balance sheet at their estimated fair value, and goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statement of operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the consolidated statement of operations during the period incurred.

REVENUE RECOGNITION

The Company recognizes revenue in the consolidated statement of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from wealth management services, deposit accounts, sales of insurance products, cash management and electronic banking services, mortgage banking activities, and standby letters of credit and financial guarantees.

ADVERTISING COSTS

       Advertising costs are recorded as an expense in the consolidated statement of operations in the period they are incurred. Advertising expense was $7.4 million, $6.3 million, and $4.4 million for the years end 2009, 2008 and 2007, respectively.

CASH AND CASH EQUIVALENTS

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

INVESTMENT SECURITIES AND OTHER INVESTMENTS

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are recorded at their estimated fair value on the consolidated balance sheet.  Changes in unrealized gains and losses for such securities, net of tax, are reported in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity and are excluded from the determination of net income.  Investment securities which have stated maturities for which the Company has the intent and ability to hold until the maturity date are classified as held to maturity and are recorded at amortized cost on the consolidated balance sheet.

Interest from debt securities is recognized in interest income inclusive of adjustments for amortization of purchase premiums and accretion of purchase discounts using the interest method. Dividends from investments in equity securities are accrued in interest income in the consolidated statement of operations when they are declared. Gains or losses from the disposition of investment securities are recognized at the trade date as non-interest income in the consolidated statement of operations, based on the net proceeds and cost of the securities sold adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes consideration of numerous factors including the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive loss, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations.

Other investments are comprised of Federal Home Loan Bank (FHLB) of Pittsburgh stock and Federal Reserve Bank Stock. Federal Reserve Bank Stock is an equity interest in the Philadelphia Federal Reserve Bank that is required of member banks. The required subscription for Federal Reserve Bank stock is equal to 6% of National Penn Bank’s capital and surplus. The stock is not transferable and additional purchases or cancellations of the stock are transacted directly with the Federal Reserve Bank of Philadelphia. FHLB stock is an equity interest that can be sold to the issuing FHLB, to other FHLBs, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s other investments are recorded at cost or par value and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company periodically securitizes loans for liquidity and capital purposes. In these transactions the Company converts individual one-to-four family residential loans in guaranteed mortgage securitization transactions with a government sponsored entity (GSE) into marketable investment securities. If the transaction meets the criteria for derecognition based principally upon an analysis of continuing involvement in the assets and control of the assets, among other things, any gains or losses resulting from securitizations are included in mortgage banking income within non-interest income in the consolidated statement of operations. The transferred loans are classified within investment securities on the consolidated balance sheets. The Company typically retains all of the securities created, and as such the transactions do not result in a gain or loss.

The Company did not securitize any loans in 2009 or 2008.  During 2007 $26.7 million of loans were securitized. All of the resulting securities were classified as investment securities available for sale.

LOANS AND LEASES

Loans that management has the intent to hold for the foreseeable future or until maturity or payoff are considered held for investment and are reported at the amount of unpaid principal, net of unearned income, unamortized deferred fees and origination costs, commitment fees, and premiums or discounts on acquired loans. The Company also estimates an allowance for probable loan and lease losses, which is netted from the carrying amount of loans presented on the consolidated balance sheet. Interest on loans is calculated based upon the principal amount outstanding. Net deferred fees on Company originated loans, consisting of origination and commitment fees and direct loan origination costs, are amortized over the contractual life of the related loans using the interest method, which results in an adjustment of the related loan’s yield. Premiums or discounts resulting from loans acquired are included or netted with the balance of unpaid principal on the consolidated balance sheets and are also deferred and amortized over the contractual life of the loan using the interest method.  Accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection is no longer probable.

Direct financing leases are carried at the aggregate of the lease payments plus the estimated residual value of the leased property, net of unearned income and deferred initial direct costs. Interest income on leases is recognized using the interest method over the lease term, which incorporates amortization of deferred initial direct costs as an adjustment to the lease’s yield. Residual values for leases are reviewed for other-than-temporary impairment at least annually based upon historical performance, independent appraisals, and industry data. Valuation adjustments to residual values are included in other operating expenses within non-interest expense in the consolidated statement of operations. Gains or losses from the sale of leased assets are also included in other operating income within non-interest income in the statement of operations.

Equipment underlying leases to customers for which a sale to the lessee is not implied or imminent is reported on the consolidated balance sheet within premises and equipment and is depreciated over its useful life on an accelerated basis.  In the event that the lessee fails to meet a contractual leasing obligation the remaining carrying value is considered a nonperforming asset, including any underlying equipment which may be repossessed.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

For loans acquired with the evidence of deterioration and for which the Company estimates that collection of all contractually required payments is not probable, the Company recognizes estimated cash flows in interest income in the consolidated statement of operations using the interest method over the loan’s life. Subsequent increases in expected cash flows are recognized prospectively in interest income using the interest method over the remaining life of the loan. Any subsequent expected cash flow shortfall is recognized through the provision for loan and lease losses which increases the allowance for loan and lease losses.

        LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate on the consolidated balance sheet, and these loans are traditionally sold servicing released.  Fair value is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. Net unrealized losses, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of operations. At disposition the difference between the net proceeds received and the carrying value of the loans is recorded as a gain or loss as mortgage banking income in the consolidated statement of operations.

NONPERFORMING ASSETS

Assets which are otherwise considered earning assets may cease to perform according to their original terms and become nonperforming assets. The Company’s nonperforming assets consist of nonaccrual loans, loans defined as troubled debt restructurings, other real estate owned, and loans more then 90 days past due but still accruing interest.  On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue.  Loans for which the accrual of interest has been suspended are categorized as “Nonaccrual Loans.”

Through negotiations with a borrower, the Company may restructure a loan prior to the completion of its contractual term. Modification of a loan’s terms constitutes a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession that it would not otherwise consider. Not all modifications of loan terms automatically result in a TDR.

Other Real Estate Owned (“OREO”) results from acquisition of real estate through foreclosure, abandonment, or conveyance of deed in lieu of foreclosure of a loan.  OREO is carried on the balance sheet at the lower of the loan’s net carrying value at the time of acquisition or the estimated fair value of the real estate less expected costs to sell at the acquisition date within OREO and other repossessed assets.  Any loss upon reclassification from loans to OREO is recognized as a charge-off against the allowance for loan and lease losses.  During the holding period, OREO continues to be measured at the lower of its carrying amount or estimated fair value less costs to sell, and any valuation adjustment and gains or losses upon disposition are recognized as a reduction to other operating income within non-interest income in the consolidated statement of operations. OREO is evaluated individually rather than as a group, unless the circumstances render the group measurement to be a more appropriate basis as determined by management.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The Company maintains allowances for loan and lease losses (the “allowance” or “ALLL”) at a level that management believes will be adequate to absorb probable losses on existing loans and leases that may become uncollectible based on evaluations of collectability.  The allowance is established through a provision for loan and lease losses charged as an expense in the consolidated statement of operations.  Loans and leases are charged-off against the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

The evaluation of the adequacy of the allowance includes an analysis of individual loans and groups of homogeneous loans. The evaluation includes risks of specific loan types and portfolios, and it also takes into consideration current economic and market conditions, the capability of specific borrowers to pay their obligations, as well as underlying collateral values.   The analytical process is regularly reviewed and adjustments are made based on the assessments of internal and external influences and their estimated impact on credit quality.

 Management analyzes  the loan portfolio on an ongoing basis to identify problem loans which includes any loan designated as having a high risk profile including but not limited to, loans internally classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention”, delinquencies, expirations, overdrafts, loans to borrowers having experienced recent operating losses or cash flow problems, loan file documentation and financial statement reviews revealing weakness,  and loans identified by management or examiners as impaired or problem loans.  Problem loans are reviewed for impairment based the Company’s estimate of cash flows it will be able to collect according to the contractual terms of the loan agreement.

Specific Reserve

Specific reserves are an estimation of losses specific to individual impaired loans.  All nonperforming loans are evaluated to determine the amount of specific reserve or charge-off, if any, to reduce the value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. The net realizable value is estimated as the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price if the loan is expected to be sold, or the estimated fair value of the collateral upon liquidation based on recent appraisals. The loan’s carrying value is compared to net realizable value after considering all prior charge offs to determine the amount incremental charge-off, if any.  A specific reserve may be used where sufficient information exists to make a reasonable estimate of the loss but where a loss event has not yet been confirmed. While every nonperforming loan is individually evaluated, not every loan requires a specific reserve.  Specific reserves fluctuate based on changes in collectability of underlying loans and any charge-offs recorded. Impaired loans are excluded from the calculation of allocated reserves as described below.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Allocated Reserves

Allocated reserves represent an allowance for groups of homogeneous loans which are similar in nature and as such are not individually evaluated for impairment. Allocated reserves are applied to both the non-criticized and criticized and classified portions of each portfolio.  The Company segregates the loan and lease portfolio into strata based upon risk characteristics which impact the behavior and performance of the underlying loans.

Classified and criticized loans are stratified based upon underlying loan types and characteristics are separately evaluated to determine the amount of reserve considered adequate.  Loss factors are based on the loan type, performance trends, portfolio characteristics, risk, and assigned ratings.

For non-criticized, performing loans, an estimate of adequacy is made by applying portfolio-specific environmental and historical loss factors to the period-end balances. Environmental factors are applied in addition to historical losses to reflect trends which management believes are not fully incorporated in historical net charge-off ratios.  Environmental factors include: unemployment, delinquency, trends in loan volume and portfolio growth, portfolio concentrations, board and loan review oversight and exceptions to policy.  A historical loss factor is generated using actual losses for the preceding 12 quarters from the current quarter end.  The loss percentages are weighted to utilize the most relevant and current loss experience.

Unallocated Reserve

The unallocated reserve addresses inherent losses not included elsewhere in the ALLL. The unallocated portion of the ALLL is the residual between the allocated and specific reserves and the reported balance of the ALLL; and it represents an element in the adequacy of the ALLL given the nature of the calculation and the inherent imprecision and uncertainty as to estimate losses.

PREMISES AND EQUIPMENT

Land is stated at cost.  Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization which is generally computed on an accelerated basis over the estimated useful life of the asset. Leasehold improvements are amortized using the straight line method over the lesser of the estimated economic life or the lease term. Depreciation and amortization expense for premises and equipment are included in net premises and equipment expense in the consolidated statement of operations. The Company utilizes accelerated methods of depreciation for tax reporting purposes.

Premises held for sale represent facilities that are no longer in use and the Company is actively marketing for sale. Premises held for sale are recorded on the consolidated balance sheet at the lower of cost or fair value, which is estimated using independent appraisals and available market data. Losses related to write-downs of premises held for sale or gains or losses from disposal are recorded as other operating income in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Maintenance and repairs are recorded in net premises and equipment expense in the consolidated statement of operations as they are incurred.

ACCRUED INTEREST RECEIVABLE

The Company records interest income on interest earning assets on the accrual basis which results in the recognition of interest income recorded in the consolidated statement of operations before it is received. The consolidated balance sheet includes the amount of interest earned on the accrual basis of accounting but not yet received as of date presented. The balance is primarily comprised of interest earned on loans and leases to customers and dividends and interest on investment securities.

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees or it obtained through acquisitions of other institutions that previously purchased the policies.   The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to full regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the statement of operations. Earnings accruing to the Company are derived from the general and separate account investments of the insurance companies.  The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  Goodwill is not amortized but is subject to impairment testing at least annually, which the Company performs as of June 30th each year. On an interim basis, the Company evaluates whether circumstances are present that would indicate potential impairment of its goodwill. These circumstances include prolonged trading value of the Company’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators or loss of key personnel. When the Company determines that these or other circumstances are present, the Company tests the carrying value of goodwill for impairment at an interim date.

The goodwill is tested using a two step process, in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. The Company utilizes a third-party specialist who assists with valuation techniques to evaluate each reporting unit and estimate a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge. Other intangible assets also include customer lists and covenants not to compete. These assets are amortized over the lesser of their contractual life or estimated economic life on a straight-line basis.

UNCONSOLIDATED INVESTMENTS UNDER THE EQUITY METHOD

The Company invests in partnerships and other non-consolidated businesses. These investments typically range from 20% ownership up to 50% and are accounted for using the equity method. The Company’s proportionate share of income or loss on equity method investments is recorded in non-interest income in the consolidated statement of operations using the accrual basis of accounting. Cash received by the Company for dividends or distributions on these investments reduces the carrying value of the equity method investment on the consolidated balance sheet. These investments are reviewed at least annually for other-than-temporary declines below the Company’s carrying value. Consideration is given to a number of variables, including any expected tax credits or other similar benefits from each investment. Impairment charges are recorded as a reduction to the investment’s carrying value on the consolidated balance sheet and to non-interest income in the consolidated statement of operations.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Repurchase agreements are borrowing transactions collateralized by underlying investment securities. The Company sells investment securities to a counterparty with an agreement to repurchase the exact or similar securities at a specified date. On the trade date, the Company records a liability for the amount for which securities will be subsequently reacquired, including accrued interest, based upon the contractual terms of the transaction. Securities underlying repurchase agreements are removed from the investment portfolio on the trade date and earnings from the securities are received by the counterparty during the term of the agreement. Interest expense from repurchase agreements is recognized on the accrual basis of accounting in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

SUBORDINATED DEBENTURES

The Company has established five statutory business trusts, NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). In each case, the Company owns all of the common capital securities of the Trust. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts, which are considered variable interest entities. The Company is not the variable interest holder, and as such does not consolidate the Trusts. The liabilities to the Trusts are reflected as junior subordinated debentures on the Company’s consolidated balance sheet, and the common capital securities are included in other assets. Interest is paid on amounts borrowed from the Trusts and recorded in interest expense in the consolidated statement of operations on the accrual basis of accounting.

Costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments as an increase to interest expense through the consolidated statement of operations using the interest method. The unamortized portion of the issuance costs is included within other assets on the consolidated balance sheet.

On January 1, 2007, the Company made an accounting policy election to record $65.2 million of debentures issued to NPB Capital Trust II on August 20, 2002 at fair value on the consolidated balance sheet. Changes in the estimated fair value for each reporting period are reported as net gains (losses) from fair value changes within non-interest income in the consolidated statement of operations.

EMPLOYEE BENEFIT PLANS

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of operations for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheets, net of any assets contractually designated to fund these obligations. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive (loss) income related to the recognition of certain costs over the course of several periods.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax (benefit) or expense is recorded for GAAP purposes in the income tax (benefit) expense line of the consolidated statement of operations for purposes of determining the current period’s net income. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating losses, allowance for loan and lease losses, deferred loan fees, deferred compensation and unrealized gains or losses on investment securities available for sale.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company performs an assessment each reporting period to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of operations.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. At the adoption date, the Company applied this policy to all tax positions for which the statute of limitations remained open, but the adoption did not materially impact the Company’s consolidated balance sheet or statement of operations. Any interest and penalties related to uncertain tax positions is recognized in income tax (benefit) expense in the consolidated statement of operations.

FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward sale commitments, and interest rate swaps.  Certain of those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments.  For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss, but rather the credit risk is consistent with the estimated fair value due from counterparties to these contracts.  The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company records an allowance for financial instruments with off balance sheet risk (including unfunded commitments letters of credit and interest rate swaps) in other liabilities on the balance sheet with the offsetting expense recorded in other operating expenses in the consolidated statement of operations.

Financial instruments that are derivatives are reported at estimated fair value within other assets or other liabilities on the consolidated balance sheet. An instrument is generally considered a derivative if it is based on one or more underlying, no (or a minimal) initial net investment is required, and the contract can be net settled. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated or qualifying as hedges, the gain or loss is included in the determination of net income. For derivatives designated and qualifying as hedges, only the ineffective portion is included in the determination of net income, the effective portion is included in the determination of net income consistent with the hedged item.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company periodically enters into commitments with its loan customers which are intended for sale in the future.  These commitments are derivatives, and as such are reported on the consolidated balance sheet at their estimated fair value. The Company’s methodology for estimating the fair value of these derivatives is to determine a potential gain or loss by assuming all commitments were actually funded and sold on the secondary market, including the value of servicing related to the loans. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value. The Company’s methodology for valuing these derivatives in based upon movements in mortgage backed securities with similar interest rates and maturities. The net change in the estimated fair value of the derivatives for commitments to customers and forward loan sale commitments during each period is recorded in mortgage banking income in the consolidated statement of operations.

The Company defines the fair value of letters of credit as the fees paid by the customer or charged for the arrangement.  The fair value is recorded in other liabilities on the consolidated balance sheet. The Company accretes the fair value into non-interest income from cash management and electronic banking fees in the consolidated statement of operations over the contractual life of the instrument.  If required to perform on a standby letter of credit, the Company records an amount due from the customer in other assets, which is recorded net of any unaccreted liability. Additional amounts estimated to be uncollectible, net of estimated proceeds from collateral, are charged-off against the allowance for financial instruments with off-balance sheet risk within other liabilities on the balance sheet.

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. These interest rate swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps in an asset position are recorded within other assets, and interest rate swaps in a liability position are recorded within other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of operations.

The Company also enters into interest rate swap contracts in order to hedge its exposure to the variability of cash flows on certain floating-rate subordinated debt obligations. Cash flow hedges are intended to convert liabilities from a floating rate instrument to a fixed rate instrument. The Company’s cash flow hedges were designated and qualify for hedge accounting, and as such the estimated fair value of the hedge is recorded either in other assets or other liabilities with an offset, after estimated taxes, recorded in accumulated other comprehensive (loss) income. The ineffective portion of the hedging relationship is recorded in other operating expenses in the consolidated statement of operations. Amounts are reclassified from accumulated other comprehensive (loss) income to interest expense in the consolidated statement of operations during the period the hedged item effects earnings. Cash flows associated with the hedges are treated consistently with the cash flows of the hedged item during the period in which they occur.

Derivatives with the same counterparty and subject to master netting arrangements are reported net on the consolidated balance sheet.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) includes items that are remeasured on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of operations. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available for sale, derivatives designed in cash flow hedging relationships, and changes in pension obligations.

SHARE-BASED COMPENSATION

The Company has certain share-based employee and director compensation plans, and share-based employee compensation which is included in salaries, wages and employee benefits expense in the consolidated statement of operations during the period in which it is earned. Share-based director compensation expense is included in other operating expense in the consolidated statement of operations.  The compensation cost for share-based compensation arrangements is determined based upon the estimated fair value of the award at the grant date and is recognized as an expense over the service period. Performance criteria in share based awards are factored into the amount of expense recognized. The Company records tax benefits of share based payments as a financing cash inflow and corresponding operating cash outflow in the consolidated statement of cash flows during the period in which they occur.

Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant.  The options have a maximum term of ten years if incentive stock options or ten years and one month if non-qualified stock options.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of options granted, which may have different characteristics from the Company's stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate:

•	The risk-free interest rates used are from published US Treasury zero-coupon rates for bonds approximating the expected term of the option as of the option grant date;
•	The expected dividend yield is computed based on the Company’s current dividend rate; and
•
The Company relies exclusively on historical volatility as an input for determining the estimated fair value of stock options. The Company utilized expected volatility based on the expected life of the option.

In determining the expected life of the option grants, the Company observes the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants, and assesses the expected risk tolerance of the Company's optionees and, based on this analysis, has determined that the Company has a single homogeneous optionee group.

Share based payments are also granted in the form of restricted stock. Restricted stock is granted with service criteria and may also include performance criteria. The fair market value of each award is estimated based on the fair market value of the Company’s common stock on the date of grant and in the case of performance-based awards, the probable performance goals to be achieved, net of anticipated forfeitures. If such goals are not met, no compensation cost is recognized, and any recognized compensation cost is reversed.

Share based payment plans are further described in Footnote 18 of the consolidated financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

TREASURY STOCK

The Company has a history of repurchasing shares on the open market to satisfy share option exercises.  Treasury stock is recorded at the cost at which it was obtained in the open market, and at the date of reissuance, treasury stock on the consolidated balance sheet is reduced by the cost for which it was purchased using specific identification, on a first-in, first-out basis. Repurchase of its shares by the Company is restricted by conditions of the TARP Capital Purchase Program.

EARNINGS PER SHARE

Earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year.  All per share information in the financial statements is adjusted retroactively for the effect of stock dividends and splits.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The dilutive effect of options and warrants is calculated using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board amended prior guidance on Accounting for Transfers of Financial Assets. The new pronouncement:

•	changes the derecognition guidance for transferors of financial assets;
•	eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs); and
•	requires additional disclosures about all transfers of financial assets.

This guidance is effective for the Company on January 1, 2010, and the Company believes that the adoption of this pronouncement will not have a significant effect on its financial statements.

In June 2009, the Financial Accounting Standards Board amended prior guidance in order to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), and other entities whose equity at risk is insufficient or lack certain characteristics. The new pronouncement:

•	changes how an entity determines whether it is the primary beneficiary of a VIE;
•	whether that VIE should be consolidated; and
•	requires significantly more disclosures about its involvement with VIEs.

As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. This guidance is effective for the Company on January 1, 2010, and the Company believes that the adoption of this pronouncement will not have a significant effect on its financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.    ACQUISITIONS AND DISPOSITIONS

Non-Bank Disposition

Vantage Investments

      On November 16, 2009, the Company sold Vantage Investment Advisors, LLC, a money management operation, previously included with the “other” business segment. At the time of the sale, Vantage had net assets of $1.75 million, which included goodwill amounting to $964,000. As result of the sale the Company recorded a pre-tax gain of $1.2 million, which is included as a component of other income.

Bank Acquisitions

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

The acquisition price resulted in the recording of $251.3 million of goodwill and $25.3 million in other identifiable intangible assets with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.  KNBT had total assets of $2.99 billion, total loans of $1.86 billion, total deposits of $1.94 billion and total borrowings of $548.8 million, at fair value at the time of acquisition, as detailed in the following table:

(dollars in thousands)	Balance Sheet Acquired
February 1, 2008
Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans net of loan loss allowance	1,831,367
Premises and equipment	45,851
Goodwill	251,335
Identifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	100,932
Total Assets	2,984,113

Liabilities:
Deposits	1,940,800
Borrowings	548,805
Other Liabilities	42,792
Total Liabilities	2,532,397

Net assets acquired	$451,716

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.   ACQUISITIONS AND DISPOSITIONS – Continued

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

The following table details pro forma financial results for KNBT and National Penn for the twelve months ended December 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

(dollars in thousands,
except per share data)	Pro forma	Pro forma
	December 31, 2008	December 31, 2007*
Total revenue (1)	$252,885	$322,523
Non-interest expense	223,350	220,333
Pre tax net income	29,535	102,190
Income tax (benefit) expense	(4,758)	23,887
Net income	$34,293	$78,303

Pro forma EPS:
Basic EPS	$0.44	$1.03
Diluted EPS	$0.43	$1.02

(1) Total revenue includes net interest income, and non-interest income, net of provision for loan losses
*Pro forma results do not include Christiana.

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
December 31, 2009 and 2008

2.   ACQUISITIONS AND DISPOSITIONS – Continued

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

On September 1, 2009, Caruso Benefits Group, Inc., a Bethlehem, Pa-based subsidiary of National Penn Insurance Services Group, Inc. announced the acquisition of the employee benefits division of Milestone Financial Associates, LLC of Kutztown, Pa.  The employee benefits team from Milestone will be integrated with the Caruso Benefits Group organization.  The acquisition expands the Company’s insurance and benefit consulting business in its primary market area. The total purchase price was of $1.7 million in cash and contingent consideration and the recognition of amortizable intangible assets of $1.1 million to be amortized over ten years, and goodwill of $601,000.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Shown below are the components of the Company’s goodwill at December 31, 2009 and 2008.

	Year Ended		Year Ended
(Dollars in thousands)	December 31,		December 31,
	2008	Activity	2009
Goodwill	$558,252	$(1,629)	$556,623
Accumulated Impairment	-	(275,000)	(275,000)
Goodwill, net	$558,252	$(276,629)	$281,623

Goodwill and intangible assets on the consolidated balance sheet decreased by $283.2 million from $595.7 million at December 31, 2008 to $312.6 million at December 31, 2009. The decrease was primarily due to $275.0 million of goodwill impairment identified in the community banking segment, accompanied by scheduled amortization of core deposit intangibles and finalization of purchase accounting estimates for acquisitions during 2008 and dispositions during 2009.

The Company performed an interim impairment test of its goodwill due to the presence of indicators of potential impairment. Specifically, the circumstances present included adverse changes in the business climate which was reflected in the prolonged trading value of the Company’s common stock relative to its book value, and the informal agreement with the National Penn Bank’s primary regulator.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

3.   GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test. As of December 31, 2009, the carrying value of goodwill assigned to the community banking segment was $510 million and the carrying value of goodwill assigned to the other segment was $46 million, prior to the impairment test. Upon testing, the other segment passed the step one test with its fair value more than 10% in excess of its carrying value, inclusive goodwill assigned to it. As a result, no further analysis was performed. However, the community banking segment failed the step one test, resulting in a potential indicator of impairment and a step two test.

The step two test for the community banking segment resulted in $275 million of impairment, for which the carrying value of goodwill was reduced as of December 31, 2009 and a corresponding decrease to net income was recorded for 2009. There was no impact on income taxes for the period, as a result of the goodwill impairment charge.

The Company has recognized core deposit intangibles and other asset intangibles, as a result of acquisitions.

	As of and for the year end December 31,
(Dollars in thousands)	2009	2008	2007
Core deposits and other intangibles	$30,943	$37,496	$16,160
Amortization expense for core deposits
and other intangibles	7,653	7,523	3,033

Aggregate
amorization expense (in millions)
2010	$7.2
2011	$7.2
2012	$6.4
2013	$5.5
2014	$1.5

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	December 31, 2009
		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U. S. Treasury securities	$145,457	$60	$(85)	$145,432
U. S. Government agency securities	88,254	306	(156)	$88,404
State and municipal bonds	367,837	6,107	(9,742)	$364,202
Mortgage-backed securities/Collateralized	866,817	20,309	(2,952)	$884,174
mortgage obligations
Corporate securities and other	14,745	150	(1,801)	$13,094
Marketable equity securities	4,540	142	(321)	$4,361
Total	$1,487,650	$27,074	$(15,057)	$1,499,667

Held to Maturity
U. S. Treasury securities	$354	$7	$-	$361
State and municipal bonds	436,108	5,917	(3,897)	$438,128
Mortgage-backed securities	165,461	1,020	(1,055)	$165,426
Total	$601,923	$6,944	$(4,952)	$603,915

	December 31, 2008
		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U. S. Treasury securities	$19,999	$-	$(2)	$19,997
U. S. Government agency securities	20,785	294	-	21,079
State and municipal bonds	656,417	7,412	(21,168)	642,661
Mortgage-backed securities/Collateralized	821,462	14,150	(10,059)	825,553
mortgage obligations
Corporate securities and other	15,252	378	(1,813)	13,817
Marketable equity securities	9,860	1,555	(2,701)	8,714
Total	$1,543,775	$23,789	$(35,743)	$1,531,821

Held to Maturity
U. S. Treasury securities	$359	$15	$-	$374
State and municipal bonds	185,774	1,558	(5,652)	181,680
Mortgage-backed securities	74,066	1,565	(128)	75,503
CDOs	65,891	3,559	(42,399)	27,051
Total	$326,090	$6,697	$(48,179)	$284,608

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.   INVESTMENT SECURITIES - Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$196,963	$197,241	$354	$361
Due after one through five years	158,862	160,866	32,409	32,978
Due after five through ten years	259,661	268,397	27,722	27,802
Due after ten years	867,624	868,802	541,438	542,774
Marketable equity securities	4,540	4,361	-	-
	$1,487,650	$1,499,667	$601,923	$603,915

Proceeds from the sales of investment securities during 2009, 2008 and 2007, were $51.1 million, $53.8 million, and $112.6 million, respectively.  Gross gains realized on those sales were $4.3 million, $821,000, and $2.7 million in 2009, 2008 and 2007, respectively.  Gross losses were $7.2 million in 2009, $173,000 in 2008, $652,000 in 2007.  As of December 31, 2009 and 2008, investment securities with a fair value of $1.9 billion and $1.7 billion, respectively, were pledged to secure public deposits and for other purposes as provided by law.  As of December 31, 2009 and 2008, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

During second quarter 2009 the Company re-categorized approximately $252 million in state and municipal bonds from Available-for-Sale to Held-to-Maturity.  At the date of the re-categorization, there was no unrealized gain or loss on these securities included in accumulated other comprehensive income (loss).

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	5	$75,370	$(85)	$-	$-	$75,370	$(85)
Government agency securities	6	50,042	(156)	-	-	50,042	(156)
State and municipal bonds	393	185,719	(4,610)	59,187	(8,427)	244,906	(13,037)
State and municipal bonds (taxable)	10	9,436	(227)	3,116	(375)	12,552	(602)
Mortgage obligations	112	313,331	(2,127)	23,869	(1,880)	337,200	(4,007)
Corporate Securities	11	-	-	6,754	(1,801)	6,754	(1,801)
Total debt securities	537	633,898	(7,205)	92,926	(12,483)	726,824	(19,688)
Marketable equity securities	4	714	(321)	-	-	714	(321)
Total	541	$634,612	$(7,526)	$92,926	$(12,483)	$727,538	$(20,009)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.   INVESTMENT SECURITIES - Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	3	$19,997	$(2)	$-	$-	$19,997	$(2)
Government agency securities	-	-	-	-	-	-	-
State and municipal bonds	687	385,739	(20,229)	40,251	(5,617)	425,990	(25,846)
State and municipal bonds (taxable)	12	13,888	(974)	-	-	13,888	(974)
Mortgage-backed securities/Collateralized						-	-
Mortgage Obligations	140	206,437	(10,141)	2,628	(46)	209,065	(10,187)
Trust Preferred Pools/Collateralized						-	-
Debt Obligations	22	10,627	(14,028)	11,211	(28,371)	21,838	(42,399)
Corporate Securities	12	5,300	(796)	2,504	(1,016)	7,804	(1,812)
Total debt securities	876	641,988	(46,170)	56,594	(35,050)	698,582	(81,220)
Marketable equity securities	14	705	(239)	2,395	(2,463)	3,100	(2,702)
Total	890	$642,693	$(46,409)	$58,989	$(37,513)	$701,682	$(83,922)

Other-Than-Temporary Impairment (OTTI)

On January 1, 2009, the Company adopted new guidance related to debt securities under which  “credit”-related OTTI is included in the determination of net income and  the “noncredit”-related portion of OTTI on securities not expected to be sold is included in accumulated other comprehensive income (loss) (“AOCI”). At adoption, the Company reclassified $12.4 million, net of tax, for the noncredit portion of OTTI recorded on its Trust Preferred Pools/Collateralized Debt Obligations (collectively “CDOs”) in periods prior to January 1, 2009 from retained earnings to AOCI.

CDOs - The amount of impairment related to credit for the CDOs was calculated for each pool by estimating cash flows for each when considering the historical performance of every underlying security. Historical performance was impacted by performance of the issuers of each security, in addition to the vintage of the pools, and the Company’s level of subordination in each pool. The noncredit-portion of OTTI was the resulting difference to the estimated fair value of each pool.

As of September 30, 2009, the CDOs had suffered additional, severe collateral deterioration which caused a decision to sell the securities during the fourth quarter of 2009. Prior to September 30th, CDOs were classified as Held-to-Maturity. The Company no longer had the intent to hold its CDO portfolio to maturity, and the securities were re-categorized from Held-to-Maturity to Available-for-Sale during 2009. During 2009 additional pre-tax impairment charges of $99.6 million were recorded, reducing the carrying value of the CDOs to an estimated fair value of $3.5 million. The securities were sold in the fourth quarter of 2009 for no additional gain or loss.  Ultimately, the Company disposed of $183 million par of CDOs. During 2009 the $12.4 million that was identified as the noncredit portion of OTTI recorded for the CDOs in prior years was included in the determination of net income and was reversed from other comprehensive income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.   INVESTMENT SECURITIES - Continued

Equity Securities  - The Company’s portfolio of common stock investments consists of mid-Atlantic-based banks and banking companies which were purchased as long-term investments.  The unrealized loss in this category is due to general market conditions for financial stocks, which is a sector that is currently out of favor in the capital markets.   Management has evaluated the recovery period and determined that other- than-temporary impairment existed for equities where book value exceeded market value for greater than twelve months.  The total pretax impairment of $2.2 million was recorded to non-interest income in the statement of operations.

The table below presents information pertaining to the non-credit impairment portion of other comprehensive income as of December 31, 2009:

(dollars in thousands)	Non credit-related
OTTI
Beginning Balance January 1, 2009 (1)	$12,407
Additions	17,578
Reductions	(29,985)
Ending Balance December 31, 2009	$-
(1) Adoption of new OTTI guidelines

All Other Investments – The majority of the investment portfolio is comprised of US Treasury, Government Agency, State and municipal, and mortgage-backed securities and collateralized mortgage obligations.  The unrealized losses in all other Company investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for 12 months or longer is attributed to municipal bonds.  The Company evaluates a variety of factors in including whether the municipal bonds are other-than-temporarily impaired.  These factors include the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, etc.).  As a result of our review and considering the positive attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other Securities

Other securities on the Company’s consolidated balance sheet totaled $79.0 million and $62.0 million as of December 31, 2009 and 2008, respectively. The balance includes FHLB Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost. The Company evaluates them for impairment each reporting period, since fair value is not readily determinable and has concluded the carrying value of these securities is not impaired. The evaluation included consideration of the FHLB’s current capital and liquidity position in contrast to the dividend suspension and repurchases of excess capital stock that began in December 2008 in order to preserve capital and liquidity. The Company will continue to monitor these investments for impairment each reporting period.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

5.	LOANS AND LEASES

       Major classifications of loans are as follows (1), (2):

(dollars in thousands)	December 31,
	2009	2008
Commercial and Industrial Loans and Leases	$1,168,506	$1,372,712
Real Estate Loans:
Construction and Land Development	534,315	588,457
Residential	2,542,301	2,576,397
Other (non-farm, non-residential)	1,527,350	1,549,870
Loans to Individuals	252,028	228,438
	6,024,500	6,315,874
Allowance for loan and lease losses	(146,271)	(84,006)
Total loans, net	$5,878,229	$6,231,868

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories. Total loans included the reclassification of overdrafts as lonas in 2009 and 2008 of $1.6 million and $2.3 million, respectively.

(2)	Loan classifications as shown net of unamortized costs of $44,000 in 2009 and $2.8 million in 2008.

As of December 31, 2009 and 2008, direct finance leases totaled $16.9 million and $20.2 million, respectively. Loans on which the accrual of interest has been discontinued or reduced amounted to $123.1 million and $32.6 million at December 31, 2009 and 2008, respectively.  The gross amount of interest that would have been recorded on these loans would have been approximately $7.5 million and $1.6 million, respectively. Of this amount, $400,000 was recorded in interest income in both 2009 and 2008. Interest on non-accrual loans in 2007 would have been approximately $655,000.   If interest on non-accrual loans had been accrued net of cash payments received, interest income would have increased by $7.1 million and $1.2 million for 2009 and 2008, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $2.7 million and $3.0 million at December 31, 2009 and 2008, respectively.

The balance of impaired loans was $123.1 million at December 31, 2009.  The total balance of impaired loans for which there is a related allowance for credit losses at December 31, 2009 was $49.2 million; the specific valuation allowance related to these impaired loans was $12.8 million.  The total balance of impaired loans without a specific valuation allowance at December 31, 2009 was $73.9 million.  The average balance of impaired loans was $87.5 million during 2009 and the income recognized on impaired loans during 2009 was $410,000.

The balance of impaired loans was $32.6 million at December 31, 2008, of which $11.4 million had a related allowance for credit losses.   The specific valuation allowance related to these impaired loans was $5.1 million.  The average balance of impaired loans was $24.7 million during 2008 and the income recognized on impaired loans during 2008 was $365,000.

The balance of impaired loans was $15.2 million at December 31, 2007, of which $613,000 had a related allowance for credit losses.   The specific valuation allowance related to these impaired loans was $613,000.  The average balance of impaired loans was $12.0 million during 2007 and the income recognized on impaired loans during 2007 was $120,000.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

5.	LOANS AND LEASES - Continued

Other real estate owned and repossessed assets included other real estate of $3.6 million and $783,000 at December 31, 2009 and 2008, respectively, repossessed assets which arose from and loan and leases to customers that were not backed by real estate of $644,000 and $769,000 at December 31, 2009 and 2008, respectively.

Changes in the allowance for loan and lease losses are as follows:

(dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$84,006	$54,897	$58,306
Provision charged to operations	154,025	32,497	7,832
Loans charged off	(101,528)	(33,552)	(12,966)
Recoveries	9,768	4,280	1,725
Acquisition of Christiana and KNBT	-	25,884	-
Balance, end of year	$146,271	$84,006	$54,897

6.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)
	Estimated	Year Ended December 31,
	useful lives	2009	2008
Land	Indefinite	$14,655	$17,048
Buildings	5 to 40 years	103,119	99,421
Equipment	3 to 10 years	92,845	89,025
Leasehold improvements	2 to 20 years	11,434	11,422
Equipment leases to customers	Economic life	9,030	12,177
Total premises and equipment		231,083	229,093
Accumulated depreciation and amortization		(118,339)	(109,169)
Premises and equipment, net		$112,744	$119,924

Depreciation and amortization expense amounted to $13.6 million, $7.9 million, and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Amortization expense for equipment leases to customer was $3.1 million, $3.3 million, and $2.8 million for 2009, 2008, and 2007, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

LEASE COMMITMENTS

Future minimum payments under non-cancelable operating leases are due as follows:

(dollars in thousands)
Year ended December 31,
2010	$6,606
2011	5,528
2012	4,475
2013	3,622
2014	3,271
Thereafter	18,771
$42,273

The total rental expense was $7.9 million, $8.8 million, and $5.4 million in 2009, 2008 and 2007, respectively.

The Company leases certain premises and equipment under non-cancellable operating leases.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis over the lease term.

7.	DEPOSITS

(dollars in thousands)	Year Ended December 31,
	2009	2008
Savings	$414,886	$362,709
NOW Accounts	1,284,143	1,010,532
Money Market Accounts	1,675,369	1,591,130
CDs $100 or less	1,607,148	1,760,030
CDs greater than $100	1,003,656	872,216
Total Int. Bearing Deposits	5,985,202	5,596,617
Total Non-Interest Bearing Deposits	753,650	793,269
Total Deposits	$6,738,852	$6,389,886

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)

2010	$1,762,244
2011	609,051
2012	77,421
2013	35,884
2014	124,651
Thereafter	1,553
$2,610,804

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

8.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year.

The details of these categories are presented below:

(dollars in thousands)	At or For The Year Ended December 31,
	2009	2008	2007
Securities sold under repurchase
agreements and federal funds purchased
Balance at year-end	$737,323	$640,905	$484,223
Average during the year	653,661	679,328	468,600
Maximum month-end balance	737,323	785,564	602,426
Weighted average rate during the year	1.94%	3.08%	4.09%
Rate at December 31	1.67%	2.23%	3.51%

Short-term borrowings
Balance at year-end	$6,900	$10,402	$12,800
Average during the year	7,163	47,379	6,332
Maximum month-end balance	10,000	113,998	12,985
Weighted average rate during the year	0.00%	0.13%	2.64%
Rate at December 31	0.00%	0.00%	4.59%

The weighted average rates paid in aggregate on these borrowed funds for 2009, 2008, and 2007 were 1.92%, 2.89%, and 4.07%, respectively. During the second quarter of 2009, a $25 million structured repurchase agreement was voluntarily prepaid resulting in a prepayment penalty of $865,000 recorded in the consolidated statement of operations.

9.	FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank (FHLB) totaled $756.8 million and $956.0 million. These advances will mature within one to ten years and collateralized by certain first mortgage loans and U.S. Government Securities and require the Company to purchase FHLB capital stock, which is included within Other securities on the consolidated balance sheet.  These advances had a weighted average interest rate of 4.51% and 4.30% at December 31, 2009 and 2008, respectively.  Unused lines of credit at the FHLB were $1.6 billion at December 31, 2009 and 2008.

Outstanding advances mature as follows:

(dollars in thousands)

2010	$47,035
2011	90,627
2012	85,000
2013	17,000
2014	32,500
Thereafter	484,641
$756,803

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

9.	FEDERAL HOME LOAN BANK ADVANCES - Continued

In 2009, the Company did not enter into any new long-term advances. A total of $141.8 million advances matured during the year. In addition, an advance of $50.0 million was voluntarily prepaid during the second quarter 2009 from which the Company incurred a prepayment penalty of $668,000 which was recorded in the consolidated statement of operations.

10.	SUBORDINATED DEBENTURES

As of December 31, 2009, the Company has established five statutory business trusts:  NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI.  In each case, the Company owns all the common capital securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

On January 1, 2007, the Company elected the fair value option for the $65.2 million of debentures issued on August 20, 2002. The election was made for asset/liability management purposes. This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  As a result of the fair value option, this debenture was reported on the consolidated balance sheet at its fair value of $55.1 million at December 31, 2009 and $50.7 million at December 31, 2009.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

11.	BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2009, substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Under the Pension Plan, as amended, effective April 1, 2006, pension benefits were based on a 2-tier benefit calculation.

•	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and
•	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

11.	BENEFIT PLANS - Continued

 The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	December 31,
(dollars in thousands)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$35,429	$29,548
Service cost	2,780	1,967
Interest cost	2,072	2,279
Actual gain and effect of change in assumptions	1,114	2,914
Benefits paid	(866)	(1,279)
Effect of change in assumptions	(1,148)	-
Benefit obligations at end of year	$39,381	$35,429

Change in plan assets
Fair value of plan assets at beginning of year	27,226	33,757
Actual return on plan assets	5,282	(7,627)
Employer contribution	3,615	2,500
Benefits paid	(866)	(1,279)
Administrative expenses	(94)	(125)
Fair value of plan assets at end of year	35,163	27,226

Funded status	$(4,218)	$(8,203)

Unrecognized net actuarial gain	$15,169	$19,532
Unrecognized prior service cost	(4,126)	(4,642)

Prepaid benefit cost (included in other assets)	$11,043	$14,890

The accumulated benefit obligation was $38.4 million and $34.0 million at December 31, 2009 and 2008, respectively.

Net pension cost included the following components:

	Year ended December 31,
(dollars in thousands)	2009	2008	2007

Service cost	$2,873	$1,673	$1,603
Interest cost on projected benefit obligation	2,072	1,823	1,549
Return on plan assets (1)	(2,368)	(2,753)	(2,311)
Net amortization and deferral	900	(293)	(70)
Net periodic benefit cost	$3,477	$450	$771

(1)	Expected return is presented for 2009. Actual return is presented for 2008 and 2007.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

11.    BENEFIT PLANS - Continued

Unamortized actuarial gains and losses and prior service costs and credits are recognized in Accumulated Other Comprehensive Income (“AOCI”) each December 31.  The accumulated effect in AOCI as of December 31, 2009 and December 31, 2008 was $7.0 million and $9.6 million, respectively.

Weighted-average assumptions used to determine net benefit obligations at December 31:

	2009	2008
Discount rate	5.85%	6.00%
Rate of compensation increase	3.50%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2009	2008
Discount rate	5.85%	6.00%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.50%	3.75%

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. The pension plan's investments are stated at fair value. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date. For determining the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 20 - Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest-bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks are valued at the closing price reported in active markets in which the individual securities are traded. The plan does not have any assets in the Company’s stock. Corporate bonds and notes, U.S. Government and government agency obligations and state and municipal bond obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan holds no Level 3 investments.

The Company’s pension plan weighted-average asset allocations at December 31, 2009, and 2008, by asset category are as follows:

	Plan Assets
	At December 31,
Asset Category	2009	2008
Equity securities	60%	51%
Debt securities	35%	39%
Other	5%	10%
Total	100%	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

11.    BENEFIT PLANS - Continued

The following table sets forth the pension plan’s financial assets at fair value as of December 31, 2009 and 2008 by level within the fair value hierarchy:

December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Equity securities	$21,257	$-	$-	$21,257
Debt securities	-	12,218	-	12,218
Other	1,688	-	-	1,688
	$22,945	$12,218	$-	$35,163

December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Equity securities	$13,883	$-	$-	$13,883
Debt securities	-	10,659	-	10,659
Other	2,684	-	-	2,684
	$16,567	$10,659	$-	$27,226

Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
2010	1,061
2011	1,178
2012	1,350
2013	1,595
2014	1,788
Years 2015-2019	12,825

Certain employees of KNBT participated in a multi-employer defined benefit pension plan.  In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan and ceased admission of any new participants.  This plan was retired in 2009 with no impact to current earnings.

Christiana did not have a defined benefit plan.

The employees of KNBT and Christiana became eligible to participate in the National Penn defined benefit plan in 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

11.    BENEFIT PLANS - Continued

  CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan as in effect at December 31, 2009, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

Under the Capital Accumulation Plan:

•	Persons become eligible for participation on the first day of the month following 30 days of employment.
•
For newly-eligible employees, enrollment at 3% of base compensation is automatic and increases 1% on January 2nd of each year, until reaching 7% of base compensation, subject to an “opt-out” procedure.

•	There is a discretionary profit sharing account, which utilizes the same performance targets as National Penn’s annual Executive Incentive Plan and Management Incentive Plan.
•	The Company’s “match” is 50% of the first 7% of an employee’s compensation contributed to the Plan.
Matching contributions to the plan included in salaries, wages and employee benefit expenses were $2.8 million, $3.3 million, and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

KNBT’s and Christiana’s 401(k) plans were converted to National Penn’s 401(k) plan in 2008.

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers.  The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the agreements over the participant’s remaining periods of service.  The expense recorded in salaries, wages and employee benefit expenses, in connection with these deferred compensation arrangements, which are unfunded, was $2.0 million, $600,000, and $200,000 for the years ended  December 31, 2009, 2008 and 2007, respectively.

The Company, through its acquisitions of Christiana, Nittany Financial Corp., FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers.  These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62.  The SERPs also provide for survivor and certain other termination benefits.  The expense recorded in connection with these SERPs was $1.2 million, $1.2 million, and $771,000, for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company is the beneficiary of life insurance policies that are intended to fund SERPs, which had an aggregate cash surrender value of $23.6 million as of December 31, 2009.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.  INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows:

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Income tax (benefit) expense
FEDERAL:
Current	$(27,537)	$16,987	$14,531
Deferred federal (benefit) expense	(36,324)	(22,723)	2,600
	(63,861)	(5,736)	17,131
STATE:
Current	381	566	-
Deferred state (benefit) expense	-	-	-
	381	566	-

Additional paid-in capital benefit of stock options exercised	(133)	(633)	249
Applicable income tax (benefit) expense	$(63,613)	$(5,803)	$17,380

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	Years ended December 31,
(dollars in thousands)	2009	2008	2007
Computed tax expense at statutory rate	$(144,204)	$9,066	$28,915
State income tax expense, net	248	368	-
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(16,259)	(15,617)	(11,641)
Tax credits	-	(100)	(150)
Amortization of goodwill and intangibles	96,214	(77)	(87)
Non-deductible expenses	184	197	-
Compensation related	56	138	-
Reserve for uncertain tax positions	300	-	-
Other, net	(152)	222	343
Applicable income tax (benefit) expense	$(63,613)	$(5,803)	$17,380

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.  INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following:

	December 31,
(dollars in thousands)	2009	2008

Deferred tax assets
Allowance for loan and lease losses	$51,195	$29,387
Deferred compensation	6,418	5,075
Share-based compensation	1,953	1,490
Investment securities available for sale	-	10,552
Accrued expenses	3,233	2,133
Writedown of securities	-	34,824
Net operating loss	45,180	3,413
Pension	1,414	5,229
Partnership investments	406	-
	$109,799	$92,103

Deferred tax liabilities
Pension	-	-
Partnership investments	-	1,089
Depreciation	1,140	1,563
Investment securities available for sale	4,206	-
Loan costs	5,470	4,798
Gain on subordinated debentures accounted for fair value	3,687	5,286
Amortization	1,639	1,046
Mortgage servicing rights	433	754
Core deposit intangibles & acquisition related	9,276	4,995
	25,851	19,531
Net deferred tax asset (included in other assets)	$83,948	$72,572

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result no valuation allowance was recorded as of December 31, 2009 or 2008.   The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2009 the Company’s deferred tax asset included a net operating loss (NOL) carry forward of $45.2 million of which $3.4 million expires in 16 years and the remainder expires in 20 years if not utilized. The $3.4 million deferred tax asset is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code.  The Company anticipates fully utilizing its NOL’s prior to their statutory expiration dates.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.   INCOME TAXES - Continued

 Uncertain Tax Positions

The liability for the Company’s unrecognized tax benefits as of December 31, 2009 and 2008 was $2.3 million and $2.0 million, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2009	2008
Balance at January 1	$1,975	$1,975
Additions based on tax positions related to the current year	573	733
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(42)	(405)
Reductions as a result of lapse of applicable statute of limitations	(231)	(328)
Settlements	-	-

Balance at December 31	$2,275	$1,975

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  The Company accrued amounts for the payment of interest and penalties at January 1, 2007 upon adoption of new guidance for uncertain tax positions.  These amounts were not material to the Company’s financial position or results of operations, and subsequent changes to accrued interest and penalties have not been significant.

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2006.

 13.  SHAREHOLDERS’ EQUITY

Underwritten Public Offering

In September 2009, the Company completed an underwritten public offering of its common stock and $153.3 million in capital was raised, net of $7.9 million of issuance costs.  26,700,000 shares were issued at a price of $5.25 per share, and an additional 4,005,000 shares were issued at $5.25 per share pursuant to the underwriters’ exercise of their over-allotment option.

Dividend Reinvestment and Stock Purchase Plan

On October 22, 2008, the Company’s Board of Directors approved enhancements to the Company’s Dividend Reinvestment and Stock Purchase Plan to provide a 10% discount on dividends reinvested as well as for new cash purchases made under the plan.  Optional cash contributions were permitted for amounts up to $50,000 per month. The changes were set to expire on December 31, 2009 upon receipt of $50 million in voluntary cash contributions under the Plan.  On April 21, 2009, the Company further amended the DRP extending the 10% discount on reinvested dividends and new shares purchased under the DRP until the earlier of the date on which a total of $75 million in voluntary cash contributions were received or December 31, 2009.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

13.  SHAREHOLDERS’ EQUITY - Continued

The amendment also permitted voluntary cash contributions for up to $250,000 per month. During 2009, $68.9 million of common equity was raised under the Company’s DRP.  Approximately $75 million in capital was raised through the DRP since it was originally enhanced in 2008. On June 12, 2009, the Company terminated the 10% discount for voluntary cash contributions and the $250,000 monthly maximum limit on voluntary cash contributions under the DRP.  Beginning on June 18, 2009, the Company accepted monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the DRP.

Cash Dividends

In 2009, quarterly cash dividends were declared totaling $7.5 million on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, as sole shareholder of record as of February 1, 2009, May 1, 2009, August 1, 2009 and November 1, 2009.

In 2009, the Company declared and paid cash dividends in all four quarters totaling $23.3 million to common shareholders. The dividends declared were $0.17, $0.05, $0.05, and $0.01 per share in the first four quarters of 2009, respectively.

Stock Dividends

On August 22, 2007, the Company’s Board of Directors declared a 3% common stock dividend payable on September 28, 2007 to shareholders of record on September 7, 2007. Based on the number of common shares outstanding on the record date, the Company issued 1.43 million new shares.

TARP Capital Purchase Program

On December 12, 2008, as part of the Capital Purchase Program established by the US Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement (including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury, dated December 12, 2008, pursuant to which the Company issued and sold to Treasury (i) 150,000 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) and (ii) a warrant to purchase up to 1,470,588 shares of the Company’s common stock, for an aggregate purchase price of $150.0 million in cash.

The Series B Preferred Stock:
•	Liquidation preference of $1,000 per share
•	Dividends of 5% per annum for the first five years and 9% thereafter
•	No maturity date
•	Non-voting

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
December 31, 2009 and 2008

13.  SHAREHOLDERS’ EQUITY - Continued

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

14.  SHAREHOLDER RIGHTS PLAN

The Company adopted a Shareholder Rights Plan (the “Rights Plan”) in 1989 to protect shareholders from attempts to acquire control of the Company at an inadequate price. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders. On August 21, 1999, the Plan was amended to extend the expiration date to August 22, 2009.   The rights expired on August 22, 2009.

15.	EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Year ended December 31,
(dollars in thousands)	2009	2008	2007

Calculation of (loss)/income for EPS:
Net (loss)/income as reported and for basic EPS	$(348,039)	$32,271	$65,233
Less preferred dividends and discount accretion	8,340	417	-
Net (loss)/income available to common shareholders	$(356,379)	$31,854	$65,233

Calculation of shares:
Weighted average basic shares	98,818,526	76,185,375	49,344,066
Dilutive effect of:
Share-based compensation	-	555,484	564,261
Warrants	-	-	-
Weighted average fully diluted shares	98,818,526	76,740,859	49,908,327

(Loss)/earnings per common share:
Basic	$(3.61)	$0.42	$1.32
Diluted	$(3.61)	$0.42	$1.31

Certain options and warrants outstanding at December 31, 2009 were not included in the computation of diluted earnings per share, since they were anti-dilutive due to the net loss available to common shareholders and because the exercise price was greater than the average stock price in prior quarters. These restricted shares and options to purchase shares of common stock totaled 4,981,508 with grant prices of $6.88 to $21.49 per. The warrants to purchase 735,294 shares of common stock which were outstanding as of December 31, 2009 had an exercise price of $15.30 per share.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

15.	EARNINGS PER SHARE - Continued

Restricted shares and options to purchase shares of common stock totaling 3,593,567 with grant prices of $14.48 to $21.49 per share and warrants to purchase 1,470,558 shares of common stock as of December 31, 2008 with an exercise price of $15.30 per share were outstanding as December 31, 2008 but were not included in the computation of diluted earnings per share if the option exercise price was greater than the average market price.

Restricted shares and options to purchase shares of common stock totaling 1,828,734 with grant prices of $17.67 to $21.49 per share were outstanding during 2007 but were not included in the computation of diluted earnings per share if the option exercise price was greater than the average market price.

16.	CONTINGENCIES

Reyes v. Zions First National Bank, et al. On January 26, 2010, Plaintiff Reynaldo Reyes filed a punitive class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff’s bank account by telemarketers, deposited into the telemarketers’ accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class.  National Penn plans on vigorously defending this lawsuit.  At this time it is too early to determine the likelihood of an outcome or the ultimate liability, if any, resulting from this matter.

In the normal course of business, the Company has been named as a defendant in various other lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

17.  COMPREHENSIVE INCOME

Total comprehensive income includes net income as well as certain other items, which results in a change to equity during the period.

	December 31, 2009			December 31, 2008			December 31, 2007
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Net Income	$(411,652)	$(63,613)	$(348,039)	$26,468	$(5,803)	$32,271	$82,613	$17,380	$65,233

Unrealized holding gains (loss)
arising during period	(43,776)	(15,322)	(28,454)	(125,170)	(43,810)	(81,360)	(7,386)	(2,586)	(4,800)
Less reclassification adjustment
for gains (losses) realized in
net income	(104,648)	(36,627)	(68,021)	(98,848)	(34,597)	(64,251)	2,064	722	1,342
Unrealized gains (losses) on
investment securities	60,872	21,305	39,567	(26,322)	(9,213)	(17,109)	(9,450)	(3,309)	(6,142)
Unrealized gains (losses) on
cash flow derivatives	493	-	493	(3,238)	-	(3,238)
Pension adjustment	3,871	1,355	2,516	(12,752)	(4,463)	(8,289)	-	-	-
Amortization of discounts (net) on investment
securities transferred from AFS to HTM	383	134	249	818	286	532	-	-	-
Other comprehensive (loss) income	65,619	22,794	42,825	(41,494)	(13,390)	(28,104)	(9,450)	(3,309)	(6,142)

Total comprehensive (loss) income	$(346,033)	$(40,819)	$(305,214)	$(15,026)	$(19,193)	$4,167	$73,163	$14,072	$59,091

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

 17.  COMPREHENSIVE INCOME - Continued

Accumulated Other Comprehensive Income consists of the following components:

	December 31,
(dollars in thousands)	2009	2008	2007
Unrealized gains (losses) on investment securities	$7,813	$(19,596)	$(3,019)
Cumulative adjustment for adoption of OTTI guidance	-	(12,407)	-
Unrealized gains (losses) on cash flow derivatives	(2,745)	(3,238)	-
Pension	(7,035)	(9,551)	(1,262)

Total accumulated other comprehensive income	$(1,967)	$(44,792)	$(4,281)

18.	SHARE-BASED COMPENSATION

At December 31, 2009, the Company had certain employee benefit plans covering substantially all employees, which are more fully described below.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.	SHARE-BASED COMPENSATION – Continued

Non-Employee Directors’ Stock Option Plan

Prior to the adoption of the 2005 Plan described above, the Company maintained a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”).  Under the Directors’ Plan, a total of 572,011 shares of common stock were made available for option grants through January 2004.  The options have a maximum term of   ten years and vested two years after the date of grant.  No further options may be granted under the Directors’ Plan.

Acquisition Related Substitute Stock Options

As of December 31, 2009, 2,488,802 options were outstanding as a result of the issuance of stock options in substitution for stock options of acquired companies outstanding at the time of acquisition.  Included in this amount are 2,205,320 options outstanding out of a total of 3,022,185 substitute options issued in 2008 as a result of the acquisitions of Christiana and KNBT.  All were vested when issued.  No substitute options were issued in 2007.  All of the foregoing options are fully vested and have other contractual terms identical to the terms of the options for which they were substituted.  No further options may be granted under any of the predecessor company stock option plans.

Fixed Option Compensation Plans – Aggregate Information

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions (no options were granted in 2008):

	Year ended December 31,
	2009	2008	2007
Risk-free interest rates	3.39%	N/A	3.83%
Expected dividend yield	7.98%	N/A	4.49%
Expected volatility	42.58%	N/A	33.09%
Expected lives (years)	7.87	N/A	7.14

The Company granted options on several dates in 2009. The following table sets for the range of assumptions utilized in the Black-Scholes options-pricing model for valuing the options:

2009
Risk-free interest rates	3.32% - 3.54%
Expected dividend yield	3.57% - 9.88%
Expected volatility	40.60% - 47.20%
Expected lives (years)	7.74 - 7.93

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which may have different characteristics from the Company's stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate.  The risk-free interest rates used were from actual U.S. Treasury zero-coupon rates for bonds approximating the expected term of the option as of the option grant date. The expected dividend yield is computed based on the current dividend rate. The Company relies exclusively on historical volatility as an input for determining the estimated fair value of stock options. The Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants, and assessed the expected risk tolerance of the Company's optionees and, based on this analysis, has determined that the Company has a single homogeneous optionee group.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.	SHARE-BASED COMPENSATION - Continued

Aggregated information regarding the Plans as of December 31, 2009, and changes during the twelve months then ended is presented below:

			Weighted-
		Weighted-	Average
(dollars in thousands,		Average	Remaining	Aggregate
except per share data):		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2009	6,330,414	$15.00	5.01	9,906
Granted	398,750	$6.49	-	-
Exercised	(119,591)	$5.26	-	-
Forfeited	(199,631)	$9.05	-	-
Outstanding at December 31, 2009	6,409,942	$14.82	4.50	566

Exercisable at December 31, 2009	5,579,187	$15.15	3.94	551

Options to purchase 398,750 shares were granted in 2009. There were no options granted during the year 2008, and 560,063 options granted during the year ended December 31, 2007.  The weighted-average grant date fair value of options granted during the years ended December 31, 2009 and 2007 was $1.26 and $2.60, respectively.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2009, 2008 and 2007 was $321,000, $9.1 million, and $3.0 million,   respectively.  The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $2.6 million, and $3.2 million, respectively.

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2009, and changes during the twelve months then ended, is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-Vested at January 1, 2009	768,135	$4.66
Granted	398,750	$1.26
Vested	(331,647)	$4.57
Forfeited	(4,483)	$4.73
Non-Vested at December 31, 2009	830,755	$3.07

As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period 2.42 years.

Cash received from option exercise under the Plans for the year ended December 31, 2009, 2008, and 2007 was $629,000, $7.3 million, and $3.7 million, respectively.  The actual tax benefit realized for the tax deductions from option exercise under the Plans for the twelve months ended December 31, 2009, 2008, and 2007 was $1.2 million, $2.9 million, and $1.0 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.  SHARE-BASED COMPENSATION – Continued

The Company has a history of repurchasing shares on the open market to satisfy share option exercises.  The Company has 129,466 options expiring during the next twelve months ended December 31, 2009.  Repurchase of its shares by the Company is restricted, per conditions of the TARP Capital Purchase Program.

 The impact of shared-based compensation on the Company’s financial results for the years ended December 31, 2009, 2008 and 2007 is as follows:

(dollars in thousands, except per share data)	Year Ended December 31,
	2009	2008	2007
Reduction to income before income taxes for
share-based compensation expense	$1,269	$2,079	$2,759
Less income tax benefit	(444)	(728)	(966)
Reduction to net income	$825	$1,351	$1,793

Reduction to basic earnings per common share	$0.01	$0.02	$0.04
Reduction to diluted earnings per common share	$0.01	$0.02	$0.04

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.  SHARE-BASED COMPENSATION – Continued

On February 23, 2009 the Company granted service-based Director Awards to each non-employee director of National Penn, NPB and Christiana Bank actively serving on February 23, 2009, and consisted of PR-RSUs.  The 2009 PR-RSUs granted under the 2009 corporate performance award were unvested as of December 31, 2009; these awards vest in three years from the grant date.

Aggregated information regarding the Director Awards as of December 31, 2009, and changes during the twelve months then ended is presented below:

			Weighted-
			Average
	PR-RS	PR-RSU	Grant-Date
	Shares	Share Units	Fair Value
Non-Vested at January 1, 2009	14,668	9,800	$17.01
Granted	-	72,000	6.88
Forfeited/Cancelled	(14,668)	(9,800)	17.01
Vested	-	-	-
Non-Vested at December 31, 2009	-	72,000	$6.88

The total fair value of Director Awards vested during the twelve months ended December 31, 2009 and 2008 was approximately $133,000 and $182,000, respectively.  Compensation expense recognized for the years ended December 31, 2009 and 2008 for the Director Awards was approximately $168,000 and $345,000, respectively.  There was approximately $327,000 of total unrecognized compensation expense related to the un-vested Director Awards as of December 31, 2009 that is expected to be recognized over a period of less than one year.

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 864,725 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made four times annually.  Employee contributions to the ESPP are made through payroll deductions.  For the twelve months ended December 31, 2009, 2008 and 2007, participants under the ESPP purchased 129,081, 50,256, and 45,125 shares at weighted-average prices of $5.58, $13.33, and $14.73, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the twelve months ended December 31, 2009, 2008 and 2007, which is equal to the 10% discount from the fair market value of the common stock at the date of purchase, was $0.62, $1.48, and $1.64, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       Contract or notional amounts as of December 31, 2009 and 2008, are as follows:

(dollars in thousands)	2009	2008
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$1,561,877	$1,810,784
Commitments to fund mortgages held for sale	19,596	47,389
Commitments to sell mortgage to investors	19,596	47,389
Letters of credit	175,394	186,317

At December 31, 2009, the Company had mortgage loan interest rate lock commitments related to loans held for sale with a notional amount of approximately $19.6 million with an estimated fair value of $52,000 recorded in other assets.  Likewise, the Company had offsetting forward sale commitments with investors of $19.6 million whereby the investor has agreed to purchase the mortgage at or near the time of funding. The estimated fair value of the forward sale commitments recorded in other liabilities was $52,000 at December 31, 2009.  The Company had $47.4 million of interest rate lock commitments for loans held for sale and offsetting forward sale commitments at December 31, 2008. The estimated fair value was $369,000 recorded in other assets and other liabilities, respectively, as of December 31, 2008.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2009 and 2008. The average collateral held for these commitments at December 31, 2009 was 81%. The standby letters of credit expire as follows:  $115.3 million in 2010, $34.7 million in 2011, and the remaining $25.4 million after 2011.

A summary of the Company’s interest rate swaps is included in the following table:

		As of December 31, 2009
			Fair Value	Weighted Average
	Positions	Notional	Asset (Liability)	Life (years)	Receive Rate	Pay Rate

Cash flow hedges on subordinated debt	3	75,000	(2,745)	1.83	0.28%	3.26%
Customer swap positions	98	268,156	17,307	5.04	6.11%	1.90%
Counterparty swap positions	98	268,156	(17,307)	5.04	1.90%	6.11%
Total Swaps		611,312	(2,745)	4.64	3.55%	3.91%

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company had customer swaps with an aggregate notional amount of $536.3 million at December 31, 2009 and $515.2 million at December 31, 2008.  The fair value of the swaps totaled $17.3 million and $30.1 million December 31, 2009 and 2008, respectively. The Company also enters into offsetting interest rate swaps with

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

counterparties in order to mitigate the interest rate risk of its customer swaps. The Company had counterparty swaps with an aggregate notional amount of $536.3 million at December 31, 2009 and $515.2 million at December 31, 2008.  The fair value of the swaps totaled $17.3 million and $30.1 million December 31, 2009 and 2008, respectively. Cash collateral pledged for the counterparty swaps was $18.0 million at December 31, 2009.  Changes in the fair value of the customer and counterparty swaps is recorded net in other operating income and netted to $0 in each of 2009, 2008 and 2007.

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The Company entered into receive floating, pay fixed interest rate swaps for period of three years.  These swaps were designated, and qualify, for hedge accounting. The fair value of these cash flow hedges totaled $2.7 million and was recorded in other liabilities at December 31, 2009, with a $1.8 million offset in accumulated other comprehensive (loss) income, net of estimated taxes, for the effective portion of the derivatives.  There was no ineffectiveness related to the cash flow hedges recorded in the consolidated statements of operations for 2009 or 2008.  Amounts reclassified into interest expense for the effective portion of the cash flow hedges totaled $1.8 million for 2009 and a $142,000 reduction to interest expense for 2008. The Company estimates no material changes to the amount reclassified into interest expense from the flow hedges over the next twelve months. Cash collateral pledged for these swaps totaled $3.2 million on December 31, 2009.

The Company evaluates and establishes an estimated reserve for credit and other risk associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $945,000 at December 31, 2009, a $614,000 increase as compared with $301,000 at December 31, 2008.

20.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company provides estimates of the fair value of its financial instruments. In general, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, which are not adjusted for transaction costs. Accounting guidelines establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

20.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

20.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debt liability with a cost basis of $65.2 million.  The fair value as of December 31, 2009 was $55.1 million.  Other operating income included a loss of $4.4 million and a gain of $12.0 million for the change in fair value of the subordinated debt for the years ended December 31, 2009 and 2008, respectively.  This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for this financial instrument to match the accounting treatment for this long-term fixed rate debt with the Company’s long-term assets which are recorded at fair value for which the debt is a funding instrument.  The subordinated debt is measured based on an unadjusted quoted price in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were recorded at fair values on a recurring basis by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,

December 31, 2009

	(Level 1)	(Level 2)	(Level 3)	2009
(dollars in thousands)
Assets
Investment securities, available for sale	$151,023	$1,339,050	$9,594	$1,499,667
Interest rate locks	-	52	-	52
Interest rate swap agreements	-	17,307	-	17,307

Liabilities
Subordinated debt	$55,086	$-	$-	$55,086
Forward sale commitments	-	52		52
Interest rate swap agreements	-	20,052	-	20,052

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
			Significant Unobservable Inputs	Balance as of December 31,
December 31, 2008

	(Level 1)	(Level 2)	(Level 3)	2008
(dollars in thousands)
Assets
Investment securities, available for sale	$27,397	$1,492,702	$11,722	$1,531,821
Interest rate locks	-	369	-	369
Interest rate swap agreements	-	30,124	-	30,124

Liabilities
Subordinated debt	$50,659	$-	$-	$50,659
Forward sale commitments	-	369	-	369
Interest rate swap agreements	-	33,362	-	33,362

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

20.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	2009	2008
Assets
Beginning Balance	$11,722	$154,394
Total gains/(losses) - (realized/unrealized):
Included in earnings	(272)	-
Included in other comprehensive loss	(944)	(29,027)
Purchases, issuances, and settlements	-	(19,178)
Transfer into level 3 from KNBT and
Christiana	-	44,813
Transfer out to held to maturity	-	(139,280)
Reclassificaton to Level 1	(912)	-
Ending balance December 31	$9,594	$11,722

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices	Significant
(dollars in thousands)	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Loans and leases held for sale	$18,028	$-	$-	$18,028
Impaired loans, net	-	-	110,282	110,282
OREO and other reposessed assets	-	-	4,208	4,208

	Quoted Prices	Significant
(dollars in thousands)	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Loans and leases held for sale	$3,605	$-	$-	$3,605
Impaired loans, net	-	-	27,510	27,510
OREO and other reposessed assets	-	-	1,552	1,552

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

20.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Fair value of loans and lease held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no additional write-downs recorded on loans held for sale as of December 31, 2009 and 2008.

Impaired and restructured loans totaled $123.1 million with a specific reserve of $12.8 million at December 31, 2009, compared to $32.6 million with a specific reserve of $5.1 million at December 31, 2008. Fair value is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s effective rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of December 31, 2009 and 2008.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required under accounting. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2009 and 2008, were as follows:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$603,257	$603,257	$195,830	$195,830
Investment securities available for sale	1,499,667	1,499,667	1,531,821	1,531,821
Investment securities held to maturity	601,923	603,915	326,090	284,608

The fair value of cash and cash equivalents equals book value.  The fair value of investment securities for 2009 is described and presented above.

For 2009 and 2008, the fair value of the net loan portfolio has been estimated using a discounted cash flow methodology that would approximate an exit or sale price to the most likely market participants for these loans.

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Net loans (excluding loans held for sale)	$5,860,201	$5,420,498	$6,228,263	$6,200,190

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

20.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled. Fair value of interest bearing deposits is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  Fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.  Fair value of repurchase agreements, federal funds purchased and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument. Fair value of FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion feature in certain of the instruments.  Fair value of subordinated debt that floats with Libor is estimated to equal the carrying amount exclusive of related hedges, while the lone fixed rate subordinated debt instrument has been valued and recorded at fair value as discussed above.

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Non-interest bearing deposits	$753,650	$753,650	$793,269	$793,269
Interest bearing deposits	3,374,398	3,374,398	2,964,371	2,964,371
Deposits with stated maturities	2,610,804	2,624,755	2,632,246	2,671,177
Repurchase agreements, federal funds
purchased and short-term borrowings	744,223	744,223	651,307	651,307
FHLB Advances	756,803	828,887	955,983	1,022,885
Subordinated debt	132,407	132,407	127,980	127,980

The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $2.7 million loss and a $3.2 million loss at December 31, 2009 and 2008, respectively.

21.	REGULATORY MATTERS

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with its primary regulator principally due to its current level of classified assets.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Many of these initiatives are in various stages of completion.  Additionally, National Penn Bank has agreed to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At December 31, 2009, National Penn Bank’s capital ratios were 7.86%, 11.21% and 12.47% respectively.

National Penn Bank and Christiana are required to maintain average reserve balances with the Federal Reserve Bank.  The average amount of these balances for the year ended December 31, 2009, was approximately $249.2 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

21.	REGULATORY MATTERS - Continued

National Penn Bank, which includes its divisions, HomeTowne Heritage Bank, KNBT Bank, and Nittany Bank, is the Company’s primary source of dividends. Dividend payments from National Penn Bank and Christiana are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements.

The Company’s ability to pay cash dividends or repurchase shares of its common stock is subject to restrictions imposed by the terms of the Series B Preferred Stock issued by the Company on December 12, 2008 to the US Treasury under its TARP Capital Purchase Program.  These terms require the prior consent of US Treasury for the issuance of any quarterly cash dividend in excess of $0.17 per share or any repurchase of common stock.  Cash dividends on common shares were $0.17, $0.05, $0.05 and $0.01in the first through fourth quarters of 2009.

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

National Penn Bank’s and Christiana’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank, Christiana, and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2009, that National Penn Bank, Christiana, and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, National Penn, National Penn Bank, and Christiana each met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, each must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the institution’s category.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

21.	REGULATORY MATTERS - Continued

The following tables summarize National Penn Bancshares, Inc., National Penn Bank’s and Christiana’s regulatory capital as of December 31, 2009, December 31, 2008.

					To be well
					capitalized under
			For capital		prompt corrective
(dollars in thousands)	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$889,966	13.92%	$511,542	8.00%	N/A	N/A
National Penn Bank	779,804	12.47%	500,218	8.00%	$625,272	10.00%
Christiana Bank & Trust	19,429	15.51%	10,022	8.00%	12,527	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$809,218	12.66%	$255,771	4.00%	N/A	N/A
National Penn Bank	700,845	11.21%	250,109	4.00%	$375,164	6.00%
Christiana Bank & Trust	17,841	14.24%	5,011	4.00%	7,516	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$809,218	8.88%	$375,235	4.00%	N/A	N/A
National Penn Bank	700,845	7.86%	366,904	4.00%	$458,630	5.00%
Christiana Bank & Trust	17,841	7.13%	10,011	4.00%	12,514	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
(dollars in thousands)	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$825,628	11.85%	$557,216	8.00%	N/A	N/A
National Penn Bank	760,415	11.19%	543,516	8.00%	$679,395	10.00%
Christiana Bank & Trust	20,602	13.07%	12,607	8.00%	15,759	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$741,622	10.65%	$278,608	4.00%	N/A	N/A
National Penn Bank	679,057	10.00%	271,758	4.00%	$407,637	6.00%
Christiana Bank & Trust	18,625	11.82%	6,303	4.00%	9,455	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$741,622	8.50%	$348,932	4.00%	N/A	N/A
National Penn Bank	679,057	7.90%	343,927	4.00%	$429,909	5.00%
Christiana Bank & Trust	18,625	10.20%	7,304	4.00%	9,130	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

22.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)	Year Ended December 31,
CONDENSED BALANCE SHEETS	2009	2008
Assets
Cash (1)	$4,385	$9,434
Investment in Bank subsidiaries, at equity	1,115,437	1,209,601
Investment in other subsidiaries, at equity	86,769	93,261
	$1,206,591	$1,312,296
Liabilities and shareholders' equity
Subordinated debt and other borrowings	132,407	127,980
Other liabilities	4,716	4,321
Shareholders' equity	1,069,468	1,179,995
	$1,206,591	$1,312,296

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2009	2008	2007
Income
Equity in undistributed net earnings (loss) of subsidiaries	$(352,985)	$(19,598)	$27,089
Dividends from subsidiaries	16,000	51,280	44,250
Interest and other income	246	12,282	3,061
Total Income	(336,739)	43,964	74,400

Expense
Interest on subordinated debentures	7,934	9,555	11,168
Interest on long-term borrowings	-	4	1
Other operating expenses	9,318	3,350	1,285
Total Expense	17,252	12,909	12,454

Income before income tax benefit	(353,991)	31,055	61,946
Income tax (benefit)	(5,952)	(1,216)	(3,287)
Net (Loss) Income	$(348,039)	$32,271	$65,233

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

22.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(348,039)	$32,271	$65,233
Equity in undistributed net loss (earnings)
of subsidiaries	352,985	19,598	(27,089)
Decrease in other assets	-	140	5,889
Increase (decrease) in other liabilities	395	3,571	750
Net cash provided by operating activities	5,341	55,580	44,783

Cash flows from investing activities
Payments for investments and advances
to subsidiaries	(217,998)	(139,211)	(36)
Sale or repayment of investments in subsidiaries	651	209	-
Net cash used in investing activities	(217,347)	(139,002)	(36)

Cash flows from financing activities
Proceeds from advances from subsidiaries	12,320	33,901	252
Repayment of advances from subsidiaries	(51)	(60,968)	(2,783)
Proceeds from issuance of common stock	225,488	24,306	11,935
Purchase of treasury stock	-	(364)	(15,682)
Proceeds from issuance of preferred stock	-	144,076	-
Cash dividends	(30,800)	(50,095)	(32,534)
Other	-	(2,224)	(1,732)
Net cash used in financing activities	206,957	88,632	(40,544)

Net increase in cash and cash equivalents	(5,049)	5,210	4,203

Cash and cash equivalents at beginning of year	9,434	4,224	21

Cash and cash equivalents at end of year (1)	$4,385	$9,434	$4,224

(1) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $50 million at December 31, 2009 and was subsequently transferred back to the Parent Company.

23.	SEGMENT INFORMATION

The Company’s operating segments are components, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and assess performance.  The Company’s chief operating decision-maker is the Chief Executive Officer.  The Company determines its segments based primarily upon product and service offerings and through types of income generated. The Company’s segments are “Community Banking” and “Other.”

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

23.	SEGMENT INFORMATION - Continued

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services it provides.  For example, commercial lending is dependent upon the ability of funding available from retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N. A., National Penn Leasing Company, National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.

The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.  The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investment in subsidiaries.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
(dollars in thousands)	Banking	Other	Consolidated

December 31, 2009
Total assets	$9,406,807	$77,103	$9,483,910
Total deposits	6,738,852	-	6,738,852
Net interest income (loss)	259,626	(7,117)	252,509
Total non-interest income	(43,668)	42,148	(1,520)
Total non-interest expense	474,467	34,149	508,616
Net (loss) income available to common shareholders	(341,923)	(14,456)	(356,379)

December 31, 2008
Total assets	$9,324,407	$79,024	$9,403,431
Total deposits	6,389,886	-	6,389,886
Net interest income (loss)	257,181	(4,443)	252,738
Total non-interest income	(33,044)	55,802	22,758
Total non-interest expense	174,296	42,235	216,531
Net income available to common shareholders	25,754	6,100	31,854

December 31, 2007
Total assets	$5,071,578	$752,843	$5,824,421
Total deposits	3,946,163	-	3,946,163
Net interest income (loss)	162,682	(6,662)	156,020
Total non-interest income	45,330	27,868	73,198
Total non-interest expense	112,355	26,418	138,773
Net income (loss) available to common shareholders	69,089	(3,856)	65,233

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

24.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.  Net income per share of common stock has been restated to retroactively reflect certain stock dividends:

	Three months ended
(dollars in thousands)	Dec. 31	Sept. 30	June 30	March 31
2009
Interest income	103,948	105,385	105,848	105,962
Interst expense	36,503	40,042	44,768	47,321
Net interest income	67,445	65,343	61,080	58,641
Provision for loan and lease losses	47,000	52,000	37,500	17,525
Gains (losses) on investment securities	289	(863)	-	(2,284)
Other-than-temporary impairment on investments	(2,166)	(84,704)	(7,136)	(7,785)
Goodwill Impairment	275,000	-	-	-
(Loss) Income before income taxes	(290,427)	(103,091)	(17,761)	(373)
Net (loss) income available to common shareholders	(283,295)	(65,187)	(9,643)	1,746
Per Share Data
(Loss) earnings available to common shareholders-basic	(2.25)	(0.65)	(0.11)	0.02
(Loss) earnings available to common shareholders-diluted	(2.25)	(0.65)	(0.11)	0.02

2008
Interest income	115,613	120,717	119,503	110,403
Interst expense	52,515	53,769	53,225	53,989
Net interest income	63,098	66,948	66,278	56,414
Provision for loan and lease losses	18,500	6,876	3,711	3,410
Gains (losses) on investment securities	(12)	276	384	-
Other-than-temporary impairment on investments	(79,496)	(20,000)	-	-
Goodwill Impairment	-	-	-	-
(Loss) Income before income taxes	(61,310)	22,835	36,642	28,301
Net (loss) income available to common shareholders	(36,181)	19,228	27,214	21,593
Per Share Data
(Loss) earnings available to common shareholders-basic	(0.45)	0.24	0.34	0.33
(Loss) earnings available to common shareholders-diluted	(0.45)	0.23	0.34	0.33

25.	SUBSEQUENT EVENTS

On February 12, 2010 the Company “froze” the National Penn Bancshares, Inc. Employee Pension Plan effective March 31, 2010.  In accordance with this action, no additional service will accumulate for vested participants after March 31st, and unvested participants will still have the opportunity to meet the five year vesting requirement to earn a benefit.  The Company anticipates that this action will result in a gain during the first quarter of 2010.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new guidance regarding Fair Value Measurements and Disclosures and Financial Instruments in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Penn Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an unqualified opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 5, 2010

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls

We are responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of National Penn’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that as of December 31, 2009 our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2009.  Their report, dated March 5, 2010, expressed an unqualified opinion on our internal control over financial reporting.  Their Report is included following this Item 9A.

Changes in Internal Control Over Financial Reporting.

Beginning in the fourth quarter 2008 and continuing through December 31, 2009, management implemented remedial changes for a material weakness identified as of December 31, 2008.  This consisted of two control deficiencies that, in combination, constituted a material weakness.  These were: (a) inadequate segregation of duties consistent with control objectives, and (b) inadequate controls limiting access to National Penn’s computer systems in retail loan accounting and other support areas.  Changes in internal controls related to the areas of system access in support and back office operations, segregation of duties, reporting of new loans, and statement distribution and transaction verification.  A task force of senior officers was created and implemented a series of guiding principles for National Penn’s risk management program.  This task force evaluated and redesigned, as necessary, National Penn’s risk assessment process with the goal of creating an enhanced, self-improving and sustainable risk and control assessment process that engages all levels of staff, management and the Board of Directors.  The task force also effected changes in the areas of loan verifications and loan maintenance, and implemented a risk gap analysis process.  The task force was supported in its efforts by an independent risk management consultant.  National Penn’s Audit Committee reviewed these remedial efforts as they were undertaken.  Based on the totality and nature of the changes being made, implementation and subsequent testing for effectiveness continued through 2009.

Other than the remedial efforts discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion,  National Penn Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our report dated March 5, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 5, 2010

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2010.

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

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries.
Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Operation for fiscal years ended December 31,
2009, 2008 and 2007.
Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended
December 31, 2007, 2008 and 2009.
Consolidated Statements of Cash Flows for fiscal years ended December 31, 2007,
2008 and 2009.
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

2.4
Form of Letter Agreement between KNBT Bancorp, Inc. directors and certain executive officers and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.2 to National Penn’s Report on Form 8-K dated September 7, 2007, as filed on September 7, 2007).

2.5
Form of Letter Agreement between National Penn Bancshares, Inc. directors and certain executive officers and KNBT Bancorp, Inc. (Incorporated by reference to Exhibit 2.3 to National Penn’s Report on Form 8-K dated September 7, 2007, as filed on September 7, 2007.)

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009, as filed on April 24, 2009.)

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

3.4	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

3.5	Bylaws, as amended, of National Penn Bank. (Incorporated by reference to Exhibit 3.2 to National Penn’s Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)

3.6
Statement with Respect to Shares, filed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated November 2, 2009, as filed on November 2, 2009.)

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

10.6	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 18, 2009, as filed on December 18, 2009.)
10.7	Amendment No. 1 to National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated July 2, 2007, as filed on July 2, 2007.)
10.8
National Penn Bancshares, Inc. Non-Employee Directors’ Stock Option Plan.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.9
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated July 22, 2009, as filed on July 22, 2009.)

10.10
National Penn Bancshares, Inc. Elverson Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-71391 on Form S-8, as filed on January 29, 1999.)

10.11
National Penn Bancshares, Inc. Community Employee Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54520 on Form S-8, as filed on January 29, 2001.)

10.12
National Penn Bancshares, Inc. Community Non-Employee Director Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-54556 on Form S-8, as filed on January 29, 2001.)

10.13
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.14
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.15
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

10.17
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

10.20
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.21
National Penn Bancshares, Inc. Christiana Bank & Trust Company Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 99.1 to National Penn’s Registration Statement No. 333-148598 on Form S-8, as filed on January 10, 2008.)

10.22
National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.46 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.23
Consulting Agreement dated as of August 27, 2007, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 28, 2007, as filed on August 28, 2007.)

10.24
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.25
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 26, 2005.)

10.26
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Glenn E Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.27
Amendment to Employment Agreement, dated as of December 10, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form on Form 8-K dated December 15, 2008 and filed on December 15, 2008.)

10.28
Executive Agreement dated July 23, 1997, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.29
Amendatory Agreement dated August 26, 1998, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Quarterly Report on Form 10-Q  for the quarter ended September 30, 1998.)

10.30
Amendatory Agreement dated February 24, 1999, among National Penn Bancshares, Inc., National Penn Bank and Gary L. Rhoads.*  (Incorporated by reference to Exhibit 10.26 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.31
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

10.38
Executive Agreement dated June 22, 2001, among National Penn Bancshares, Inc., National Penn Bank and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 24, 2002, as filed on April 29, 2002.)

10.39
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

10.41
Executive Agreement dated July 22, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michael R. Reinhard.*  (Incorporated by reference to Exhibit 10.50 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.42
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

10.45
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.46
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Michelle H. Debkowski.*  (Incorporated by reference to Exhibit 10.72 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.47
Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*  (Incorporated by reference to Exhibit 10.79 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.48
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Janice S. McCracken.*  (Incorporated by reference to Exhibit 10.75 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.49
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

10.54
Summary Sheet – Non-Employee Directors – Cash Directors’ Fees – 2009.*  (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated February 23, 2009, as filed on February 27, 2009.)

10.55
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Michael A. Meeneghan.*  (Incorporated by reference to Exhibit 10.88 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.56
Form of Restricted Stock Agreement for restricted stock grants for 2008 to National Penn Bancshares, Inc. non-employee directors.*  (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.57	Form of Performance-Based Restricted Stock Agreement.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)
10.58	Form of Service-Based Restricted Stock Agreement.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)
10.59
Form of Restricted Stock Unit Agreement for restricted stock unit grants to non-employee directors.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.60
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.61
Underwriting Agreement, dated September 9, 2009, between National Penn Bancshares Inc. and Sandler O’Neill & Partners, L.P., as representative of the several underwriters, JP Morgan Securities Inc. and Keefe, Bruyette & Woods, Inc.  (Incorporated by reference to Exhibit 1.1 to National Penn’s Report on Form 8-K dated September 15, 2009, as filed on September 15, 2009.)
.

10.62
TARP Restriction Agreement dated October 30, 2009 between National Penn and Bruce G. Kilroy.*   (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated November 3, 2009, as filed on November 3, 2009.)

10.63
TARP Restriction Agreement dated November 2, 2009 between National Penn and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 3, 2009, as filed on November 3, 2009.)

10.64
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.65
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.66
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.67
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.68
TARP Restriction Agreement dated November 19, 2009 by and between National Penn Bancshares, Inc. and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.69
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc. and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.70
Amendatory Agreement dated as of November 18, 2009, by and between National Penn Bank and Donald P. Worthington (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.71
Letter Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.72
Amendment to Employment Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.73
Executive Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.74
Consulting and Noncompetition Agreement, dated January 27, 2010, by and between National Penn Bancshares, Inc. and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.75
Restricted Stock Agreement between National Penn Bancshares, Inc. and Scott V. Fainor, dated January 28, 2010.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

10.76
Non-Qualified Stock Option Agreement between National Penn Bancshares, Inc. and Keene S. Turner, dated February 1, 2010.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct, dated October 27, 2009.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc. pursuant to U.S. Treasury regulations regarding participation in Troubled Asset Relief Program.
99.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc. pursuant to U.S. Treasury regulations regarding participation in Troubled Asset Relief Program.
  _______________________
*  Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 5, 2010	By:	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	March 5, 2010
Thomas A. Beaver

/s/ J. Ralph Borneman Jr.	Director	March 5, 2010
J. Ralph Borneman Jr.

/s/ Robert L. Byers	Director	March 5, 2010
Robert L. Byers

/s/ Scott V. Fainor	Director, President and	March 5, 2010
Scott F. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	March 5, 2010
Jeffrey P. Feather

/s/ Donna D. Holton	Director	March 5, 2010
Donna D. Holton

/s/ Thomas L. Kennedy	Director	March 5, 2010
Thomas L. Kennedy

/s/ Albert H. Kramer	Director	March 5, 2010
Albert H. Kramer

/s/ Patricia L. Langiotti	Director	March 5, 2010
Patricia L. Langiotti

Director
Christian F. Martin IV

/s/ Natalye Paquin	Director	March 5, 2010
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	March 5, 2010
R. Chadwick Paul Jr.

/s/ Robert E. Rigg	Director	March 5, 2010
Robert E. Rigg

/s/ C. Robert Roth	Director	March 5, 2010
C. Robert Roth

/s/ Wayne R. Weidner	Director	March 5, 2010
Wayne R. Weidner

/s/ Michael J. Hughes	Group Executive	March 5, 2010
Michael J. Hughes	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keene S. Turner	Executive Vice President and	March 5, 2010
Keene S. Turner	Chief Accounting Officer (Principal Accounting Officer)