Form 10-Q
period 2010-03-31
NATIONAL PENN BANCSHARES INC
filed 2010-05-10
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

000-22537-01 (Commission File Number)

NATIONAL PENN BANCSHARES, INC.
(Exact Name of Registrant as Specified in Charter)

Pennsylvania	23-2215075
(State or Other Jurisdiction of Incorporation)	IRS Employer Identification No.

Philadelphia and Reading Avenues, Boyertown, PA 19512 (Address of Principal Executive Offices)

(800) 822-3321
Registrant’s telephone number, including area code

(Former Name or Former Address, if Changed Since Last Report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                                                           Accelerated filer  ☒
        Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Stock, no stated par value	126,018,546 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$103,666	$106,722
Interest-earning deposits with banks	239,757	496,535
Total cash and cash equivalents	343,423	603,257

Investment securities available for sale, at fair value	1,569,062	1,499,667
Investment securities held to maturity
(Fair value $592,880 and $603,915 for 2010 and 2009, respectively)	591,315	601,923
Other securities	83,676	78,951
Loans and leases held for sale	6,561	18,028
Loans and leases, net of allowance for loan and lease losses of $153,850 and $146,271
for 2010 and 2009, respectively	5,754,808	5,860,201
Premises and equipment, net	111,564	112,744
Premises held for sale	812	812
Accrued interest receivable	37,175	36,565
Bank owned life insurance	198,392	198,131
Other real estate owned and other repossessed assets	2,386	4,208
Goodwill	281,718	281,623
Other intangible assets, net	29,130	30,943
Unconsolidated investments under the equity method	12,842	12,821
Other assets	148,897	144,036
TOTAL ASSETS	$9,171,761	$9,483,910

LIABILITIES
Non-interest bearing deposits	$800,467	$753,650
Interest bearing deposits	5,610,897	5,985,202
Total deposits	6,411,364	6,738,852

Securities sold under repurchase agreements and federal funds purchased	758,828	737,323
Short-term borrowings	7,165	6,900
Federal Home Loan Bank Advances	743,781	756,803
Subordinated debentures	139,668	132,407
Accrued interest payable and other liabilities	40,167	42,157
TOTAL LIABILITIES	8,100,973	8,414,442

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of March 31, 2010 and December 31, 2009	148,050	147,920
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding March 31, 2010 - 126,004,409; 2009 - December 31, 2009 -125,713,668.	1,226,481	1,225,635
Accumulated deficit	(301,459)	(302,120)
Accumulated other comprehensive loss	(2,284)	(1,967)
TOTAL SHAREHOLDERS' EQUITY	1,070,788	1,069,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,171,761	$9,483,910

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Loans and leases, including fees	$78,654	$84,968
Investment securities
Taxable	11,098	11,614
Tax-exempt	8,838	9,347
Federal funds sold and deposits in banks	247	33
Total interest income	98,837	105,962
INTEREST EXPENSE
Deposits	18,281	31,664
Securities sold under repurchase agreements and federal funds purchased	2,874	3,615
Short-term borrowings	-	-
Long-term borrowings	10,423	12,042
Total interest expense	31,578	47,321
Net interest income	67,259	58,641
Provision for loan and lease losses	32,500	17,525
Net interest income after provision for loan and lease losses	34,759	41,116
NON-INTEREST INCOME
Wealth management	7,101	6,615
Service charges on deposit accounts	5,341	5,800
Insurance commissions and fees	3,771	3,957
Cash management and electronic banking fees	4,158	3,648
Mortgage banking	1,153	2,420
Bank owned life insurance	1,983	1,072
Equity in undistributed net earnings of unconsolidated investments	163	1,091
Other operating income	2,733	2,567
Gain on pension plan curtailment	4,066	-
Net (losses) from fair value changes	(7,261)	(1,898)
Net (losses) on sales of investment securities	-	(2,284)

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(634)	(26,595)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	18,810
Net impairment losses on investment securities	(634)	(7,785)
Total non-interest income	22,574	15,203

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	29,429	32,017
Net premises and equipment	7,998	8,598
Advertising and marketing	1,609	1,855
FDIC insurance	4,097	1,867
Other operating expenses	14,524	12,356
Total non-interest expense	57,657	56,693
(Loss) before income taxes	(324)	(374)
Income tax (benefit)	(4,250)	(4,173)
NET INCOME	3,926	3,799
Preferred dividends and accretion of preferred discount	(2,005)	(2,054)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,921	$1,745
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.02	$0.02
Diluted earnings available to common shareholders	$0.02	$0.02
Dividends paid in cash	$0.01	$0.17

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B		Other
	Common		Preferred	Accumulated	Comprehensive
	Shares	Value	Stock	Deficit	Income (Loss)	Total

Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$1,069,468
Comprehensive Income:
Net income				3,926		3,926
Other comprehensive (loss), net of taxes					(317)	(317)
Total comprehensive income						3,609

Cash dividends declared common				(1,260)		(1,260)
Cash dividends declared preferred				(1,875)		(1,875)
Shares issued under share-based plans,
net of excess tax benefits	24,047	81				81
Share-based compensation	204,207	403				403
Shares issued from ESPP and dividend
reinvestment plan	62,487	362				362
Amortization of preferred discount			130	(130)		-

Balance at March 31, 2010	126,004,409	$1,226,481	$148,050	$(301,459)	$(2,284)	$1,070,788

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,926	$3,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	32,500	17,525
Gain on pension plan curtailment	(4,066)	-
Share-based compensation expense	403	438
Deferred income tax (benefit) expense	(107)	(93)
Depreciation and amortization	4,041	4,597
(Accretion) amortization of premiums and discounts on investment securities, net	(44)	(584)
Net losses (gains) on sale of investment securities	-	2,284
(Earnings) of equity-method investments net of distributions	(21)	(1,091)
Loans originated for resale	(43,161)	(93,289)
Proceeds from sale of loans	55,456	80,644
(Gain) loss on sale of loans, net	(828)	(1,556)
Loss on sale of other real estate owned, net	401	-
Increase in fair value of subordinated debentures	7,261	1,898
Other-than-temporary impairment on investments	634	7,785
Bank-owned life insurance policy income	(1,983)	(1,072)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(610)	540
(Decrease) increase in accrued interest payable	(3,488)	1,116
(Increase) decrease in other assets	(4,633)	1,555
(Decrease) increase in other liabilities	2,901	(16,878)
Net cash provided by operating activities	48,582	7,618

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	10,458	6,225
Proceeds from sales of investment securities available for sale	460	16,761
Proceeds from maturities of investment securities available for sale	63,291	82,052
Purchase of investment securities available for sale	(136,180)	(121,990)
Proceeds from sale of loans previously held for investment	2,814	-
Net decrease (increase) in loans and leases	68,577	(50,428)
Purchases of premises and equipment	(1,429)	(254)
Claims from bank owned life insurance	1,722	-
Proceeds from the sale of other real estate owned	2,923	40
Proceeds from sale of buildings	-	2,550
Net cash provided by (used in) investing activities	12,636	(65,044)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase on core deposits	(54,521)	42,592
Net (decrease) increase in certificates of deposit	(272,967)	227,756
Net increase in securities sold under repurchase agreements and fed funds sold	21,505	5,037
Net increase (decrease) in short-term borrowings	265	(2,539)
Repayments of FHLB advances	(12,642)	(24,647)
Proceeds from shares issued under share-based plans	101	124
Excess tax benefits on share-based plans	(20)	(18)
Issuance of shares under dividend reinvestment and optional cash	362	16,115
Cash dividends, common	(1,260)	(13,800)
Cash dividends, preferred	(1,875)	-
Net cash (used in) provided by financing activities	(321,052)	250,620
Net (decrease) increase in cash and cash equivalents	(259,834)	193,194
Cash and cash equivalents at beginning of year	603,257	195,830
Cash and cash equivalents at end of period	$343,423	$389,024

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Interest	$35,066	$46,205
Taxes	-	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:
	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Transfers of loans to other real estate	$1,479	$281
Other than temporary impairment investments	634	26,595
Dividends accrued not paid on preferred stock	-	1,834

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted  in the United States (“GAAP”).  However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”)  for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries, including National Penn Bank (“National Penn Bank”) and Christiana Bank & Trust Company (“Christiana”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications had no effect on reported net income.  The following reclassifications were made to the previously reported amount as of and for the three months ended March 31, 2009:

●
Deposits at the Federal Reserve Bank were previously included in “cash and due from banks” and were reclassified to “interest earning deposits in banks” on the consolidated balance sheet.  Interest income on deposits at the Federal Reserve Bank was reclassified from non-interest income to interest income in the statement of operations.

2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income includes net income and certain other items which affect equity during the period.

	March 31, 2010
	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax
	Amount	(Benefit)	Amount

Net income (loss)	$(324)	$(4,250)	$3,926

Unrealized holding gains arising during period	1,445	470	975
Less reclassification adjustment for losses
realized in net income	(634)	(222)	(412)
Unrealized gains on investment securities	2,079	692	1,386
Unrealized (losses) on cash flow derivatives	(102)	-	(102)
Net effect of pension curtailment	(2,465)	(863)	(1,601)
Other comprehensive loss	(488)	(171)	(317)

Total comprehensive income (loss)	$(812)	$(4,421)	$3,609

Accumulated other comprehensive (loss) income was comprised of the following components, after-tax:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Unrealized gains on investment securities	$9,199	$7,813
Unrealized (losses) on cash flow derivatives	(2,847)	(2,745)
Unrecognized pension costs	(8,636)	(7,035)

Total accumulated other comprehensive loss	$(2,284)	$(1,967)

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	March 31, 2010
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$145,360	$69	$(1)	$145,428
U.S. Government agency securities	88,264	385	(35)	88,614
State and municipal bonds	363,630	5,719	(10,262)	359,087
Mortgage-backed securities/
Collateralized mortgage obligations	938,847	21,877	(1,927)	958,797
Corporate securities and other	14,739	185	(1,877)	13,047
Marketable equity securities	4,070	361	(342)	4,089
Total	$1,554,910	$28,596	$(14,444)	$1,569,062

Held to Maturity
U.S. Treasury securities	$353	$5	$-	$358
State and municipal bonds	434,743	4,951	(4,125)	435,569
Mortgage-backed securities	156,219	1,062	(328)	156,953
Total	$591,315	$6,018	$(4,453)	$592,880

	December 31, 2009
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$145,457	$60	$(85)	$145,432
U.S. Government agency securities	88,254	306	(156)	88,404
State and municipal bonds	367,837	6,107	(9,742)	364,202
Mortgage-backed securities/
Collateralized mortgage obligations	866,817	20,309	(2,952)	884,174
Corporate securities and other	14,745	150	(1,801)	13,094
Marketable equity securities	4,540	142	(321)	4,361
Total	$1,487,650	$27,074	$(15,057)	$1,499,667

Held to Maturity
U.S. Treasury securities	$354	$7	$-	$361
State and municipal bonds	436,108	5,917	(3,897)	438,128
Mortgage-backed securities	165,461	1,020	(1,055)	165,426
Total	$601,923	$6,944	$(4,952)	$603,915

Gains and losses from sales of investment securities are as follows:

	For the three months
	ended March 31,
	2010	2009
Gains	$-	$77
Losses	-	(2,361)
Net (losses) gains from sales of
investment securities	$-	$(2,284)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	2	$25,098	$(1)	$-	$-	$25,098	$(1)
U. S. Government agency securities	2	15,048	(35)	-	-	15,048	(35)
State and municipal bonds	454	219,671	(6,158)	61,373	(8,229)	281,044	(14,387)
Mortgage-backed securities/
Collateralized mortgage obligations	97	239,361	(1,117)	16,266	(1,138)	255,627	(2,255)
Corporate securities and other	11	845	(171)	5,849	(1,706)	6,694	(1,877)
Total debt securities	566	500,023	(7,482)	83,488	(11,073)	583,511	(18,555)
Marketable equity securities	5	1,007	(342)	-	-	1,007	(342)
Total	571	$501,030	$(7,824)	$83,488	$(11,073)	$584,518	$(18,897)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	5	$75,370	$(85)	$-	$-	$75,370	$(85)
U. S. Government agency securities	6	50,042	(156)	-	-	50,042	(156)
State and municipal bonds	403	195,155	(4,837)	62,303	(8,802)	257,458	(13,639)
Mortgage-backed securities/
Collateralized mortgage obligations	112	313,331	(2,127)	23,869	(1,880)	337,200	(4,007)
Corporate securities and other	11	-	-	6,754	(1,801)	6,754	(1,801)
Total debt securities	537	633,898	(7,205)	92,926	(12,483)	726,824	(19,688)
Marketable equity securities	4	714	(321)	-	-	714	(321)
Total	541	$634,612	$(7,526)	$92,926	$(12,483)	$727,538	$(20,009)

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2010 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$197,570	$197,906	$353	$358
Due after one through five years	145,322	147,310	29,261	29,704
Due after five through ten years	241,852	250,735	27,872	28,011
Due after ten years	966,096	969,022	533,829	534,807
Marketable equity securities	4,070	4,089	-	-
	$1,554,910	$1,569,062	$591,315	$592,880

Investment securities were pledged as collateral for the following:

(dollars in thousands)	March 31,	December 31,
	2010	2009
Deposits	$670,795	$484,685
Repurchase agreements	802,884	719,073
FHLB advances	94,085	94,970
	$1,567,764	$1,298,728

Other-Than-Temporary Impairment (“OTTI”)

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

Recorded OTTI - During the first quarter of 2010 the Company recorded $0.6 million of OTTI on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter. As a result, the Company no longer intends to hold this security to recovery and has recorded the decline of its fair market value as OTTI in the statement of operations for the three-months ended March 31, 2010. As of March 31, 2010, the Company does not have any amounts recorded in OCI for the non credit-related component of OTTI as a result of security sales in 2009 for which all other-than-temporarily impaired debt securities were sold.

Investments in Debt Securities – The majority of the investment portfolio is comprised of U.S. Treasury, Government Agency, state and municipal, mortgage-backed securities, and collateralized mortgage obligations.  The unrealized losses in all other Company investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

      The majority of the unrealized losses for twelve months or longer is attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, etc.).  At March 31, 2010, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in credit spreads for municipal issuers relative to credit spreads at the time of their purchase.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investment before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $83.7 million and $79.0 million as of March 31, 2010 and December 31, 2009, respectively. The balance includes FHLB Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period.

4.  LOANS

(dollars in thousands)	March 31,	December 31,
	2010	2009
Commercial and Industrial Loans and Leases	$1,147,903	$1,168,506
Real Estate Loans:
Construction and Land Development	463,833	534,315
Residential	2,516,100	2,542,301
Other (non-farm, non-residential)	1,535,772	1,527,350
Loans to Individuals	251,611	252,028
	5,915,219	6,024,500
Allowance for loan and lease losses	(153,850)	(146,271)
Total loans, net	$5,761,369	$5,878,229

(1) The classification of loans in the above table corresponds to defined bank regulatory reporting  categories. Total loans included the reclassification of overdrafts as loans of $1.6 million at March 31, 2010 and December 31, 2009.

(2) Loan classifications are shown net of unamortized costs of $933,000 at March 31, 2010 and $44,000 at December 31, 2009.

Allowance for loan and lease losses rollforward:
	For the period ended
(dollars in thousands)	March 31,
	2010	2009
Beginning Allowance	$146,271	$84,006
Provision for loan loss	32,500	17,525
Recoveries	2,561	786
Chargeoffs	(27,482)	(16,044)
Net Chargeoffs	(24,921)	(15,258)
Ending Allowance	$153,850	$86,273

Impaired and restructured loans:

(dollars in thousands)
	March 31, 2010		December 31, 2009
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$72,425	$-	$73,309	$-
Impaired loans with a specific reserve	38,639	12,513	49,207	12,810
Restructured loans	6,653	1,969	576	-
Total impaired and restructured loans	$117,717	$14,482	$123,092	$12,810

Undrawn commitments to lend on restructured loans	$-		$-

	For the three months
	ended March 31,
	2010	2009
Gross interest due on impaired loans	$1,585	$487
Interest received on impaired loans	79	8
Net impact of interest income of impaired loans	$1,506	$479

Average recorded investment in impaired loans	$125,000	$35,000

5.  DEPOSITS
	Three Months		Year Ended
(dollars in thousands)	Ended March 31,		December 31,
	2010	Yield	2009	Yield
Savings	$433,669	0.33%	$414,886	0.33%
NOW Accounts	1,114,539	0.43%	1,284,143	0.56%
Money Market Accounts	1,724,852	0.97%	1,675,369	1.11%
CDs $100 or less	1,565,238	2.03%	1,607,148	2.38%
CDs greater than $100	772,599	2.02%	1,003,656	2.28%
Total Interest Bearing Deposits	5,610,897	1.27%	5,985,202	1.50%
Total Non-Interest Bearing Deposits	800,467	-	753,650	-
Total Deposits	$6,411,364	1.12%	$6,738,852	1.34%

At March 31, 2010 maturities of certificates of deposits were as follows:

(dollars in thousands)

2010	$1,592,205
2011	482,389
2012	93,319
2013	31,821
2014	136,675
Thereafter	1,428
$2,337,837

6.  BORROWINGS

(dollars in thousands)	March 31, 2010		December 31, 2009
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements
and federal funds purchased	$758,828	1.53%	$737,323	1.67%
Short-term borrowings	7,165	0.00%	6,900	0.00%
Federal Home Loan Bank advances	743,781	4.51%	756,803	4.51%
Subordinated debentures accounted for at fair value	62,347	7.85%	55,086	7.85%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.64%	77,321	5.77%

Total borrowings and other debt obligations	$1,649,442	3.30%	$1,633,433	3.38%

(1) Includes the effect of the interest rate swaps.

7.  EARNINGS PER SHARE

(dollars in thousands)	Three months ended March 31,
	2010	2009
Calculation of income for EPS:
Net income as reported and for basic EPS	$3,926	$3,799
Less preferred dividends and discount accretion	2,005	2,054
Net income available to common shareholders	$1,921	$1,745

Calculation of shares:
Weighted average basic shares	125,875,061	81,497,806
Dilutive effect of:
Share-based compensation	164,051	393,466
Warrants	-	-
Weighted average fully diluted shares	126,039,112	81,891,272

Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Certain stock options and restricted shares were not included in the computation of diluted earnings per share because the option exercise prices and restricted stock grant prices were greater than the average market price.  The three months ended March 31, 2010, excluded 4.6 million stock options with exercise prices ranging from $6.88 to $21.49 per share, and excluded  9,000 restricted shares with an average grant price of $6.36.  The three months ended March 31, 2009, excluded 4.5 million stock options with exercise prices ranging from $9.80 to $21.49 per share, and excluded 32,000 restricted shares with an average grant price of $16.60.

8.  SEGMENT REPORTING

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

The Company’s community banking segment consists of commercial and retail banking.  The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services it provides.  For example, commercial lending is dependent upon the availability of funding from retail deposits and other borrowings and the management of interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N. A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	March 31, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,093,397	$78,364	$9,171,761
Total deposits	6,411,364	-	6,411,364
Net interest income (loss)	69,118	(1,859)	67,259
Total non-interest income (loss)	18,598	3,976	22,574
Total non-interest expense	50,752	6,905	57,657
Net income (loss) available to common shareholders	8,981	(7,060)	1,921

	As of and for the Three Months Ended
	March 31, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,554,619	$78,423	$9,633,042
Total deposits	6,660,234	-	6,660,234
Net interest income (loss)	60,605	(1,975)	58,641
Total non-interest income	7,041	8,173	15,203
Total non-interest expense	48,377	8,316	56,693
Net income (loss) available to common shareholders	5,330	(3,585)	1,745

9.    SHARE-BASED COMPENSATION

At March 31, 2010, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of March 31, 2010, 2.5 million of these shares remain available for issuance.  The Company has 209,824 awards expiring during the next twelve months ending March 31, 2011.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the unaudited Consolidated Statements of Operations.  Share-based compensation expense of $403,000 and $438,000, and a related income tax benefit of $141,000 and $153,000 were recognized for the three months ended  March 31, 2010 and 2009, respectively.  Total cash received during the three months ended March 31, 2010 for activity under the Plans was $101,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the three months ended March 31, 2010 and 2009 was $63,000 and $146,000, respectively.  The tax benefit recognized for option exercises during the three months ended March 31, 2010 and 2009 totaled $20,000 and $18,000, respectively.

As of March 31, 2010, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of less than five years.

10.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The expected contribution to the pension plan for plan year 2010 is approximately $2.2 million.

On February 12, 2010, the Company curtailed the National Penn Bancshares, Inc. Employee Pension Plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31st. Unvested participants will still have the opportunity to meet the five year vesting requirement to earn a benefit. The curtailment resulted in a gain of $4.1 million in the statement of operations for the three-months ended March 31, 2010.

Net periodic defined benefit pension expense for the three months ended March 31, 2010 and 2009 included the following components:

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
Service cost	$718	$720
Interest cost	518	509
Expected return on plan assets	(592)	(566)
Amortization of prior service cost	(129)	(129)
Amortization of unrecognized net actual loss	336	341
Net periodic benefit cost	$851	$875

11.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,667,110	$1,561,877
Commitments to fund mortgages held for sale	22,099	19,596
Commitments to sell mortgage to investors	28,675	31,908
Letters of credit	171,510	175,394

The Company periodically enters into interest rate lock commitments with its loan customers which are intended for sale in the future. These commitments are derivatives, and as such are reported on the consolidated balance sheet at their estimated fair value. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans to investors. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value.

Shown below is a summary of the cash flow hedge derivatives designated as accounting hedges at March 31, 2010 and December 31, 2009:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,847	0.25%	3.26%	1.58
Total derivatives used in
hedging relationships		$75,000	$-	$2,847	0.25%	3.26%	1.58

December 31, 2009
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,745	0.28%	3.26%	1.83
Total derivatives used in
hedging relationships		$75,000	$-	$2,745	0.28%	3.26%	1.58

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The Company entered into receive floating, pay fixed interest rate swaps for period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $3.5 million at March 31, 2010.

Summary information regarding interest rate swap derivative activities at March 31, 2010 and  December 31, 2009 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2010
Receive fixed - pay
floating interest rate swaps	96	$261,430	$19,029	$-	6.13%	1.92%	4.86
Pay fixed - receive floating
interest rate swaps	96	261,430	-	19,029	1.92%	6.13%	4.86
Net interest rate swaps		$522,860	$19,029	$19,029	4.03%	4.03%	4.86

December 31, 2009
Receive fixed - pay
floatingi nterest rate swaps	98	$268,156	$17,307	$-	6.11%	1.90%	5.04
Pay fixed - receive floating
interest rate swaps	98	268,156	-	17,307	1.90%	6.11%	5.04
Net interest rate swaps		$536,312	$17,307	$17,307	4.00%	4.00%	5.04

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

The following financial statement line items were impacted by the Company’s derivative activity as of and for the three months ended March 31, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2010	March 31, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $2.8 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $0.6 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on Other operating income from
	of $19.0 million.	$1.7 million change.

Other derivatives:
Forward sale commitments	Increase to other assets of $15,000.	Increase to mortgage banking income of $109,000.
Interest rate locks	Increase to other liabilities of $30,000.	Decrease to mortgage banking income of $82,000.

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The types of instruments valued based on quoted market prices in active markets include most U.S. Treasury securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most U.S. Government agency securities, state and municipal bonds, mortgage backed securities, collateralized mortgage obligations, and corporate securities. Such instruments are generally classified within Level 2 of the fair value hierarchy and their fair values are determined as follows:

●
The markets for U.S. Government agency are active, but the exact (cusip) securities owned by the Company are traded thinly or infrequently. Therefore the price for these securities is determined by reference to transactions in securities with similar yields, maturities and other features (matrix priced).

●
State and municipal bonds owned by the Company are traded thinly or infrequently, and as a result the fair value is estimated in reference to securities with similar yields, credit ratings, maturities, and in consideration of any prepayment assumptions obtained from market data.

●  Collateralized mortgage obligations and mortgage-backed securities are generally unique securities which require an estimate of individual cash flows. Therefore, fair value is estimated using market information for new issues and adjusting for the features of a particular security by applying assumptions for prepayments, pricing spreads, yields and credit ratings.

●
Corporate securities owned by the Company are traded thinly or infrequently. Therefore the fair value for these securities is determined by reference to transactions in other issues of these securities with similar yields and features.

             Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers are used to fair value Level 3 investments.  Management changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Fair values for securities classified within Level 3 are determined as follows:

●
Corporate securities owned by the Company are not traded in active markets and prices for securities with similar features are unavailable. The fair value for each security is estimated in reference to benchmark transactions by security type based upon yields, credit spreads and option features.

●
Marketable equity securities are securities not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and therefore additional quotations from brokers may be obtained. Additional indications of pricing including subsequent financing rounds or pending transactions are considered by the Company in its estimate of the security’s fair value. The reported fair value is based upon the information the Company’s judgment with respect to the information it is able to reliably obtain.

       Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of March 31, 2010 was $62.3 million.  Other operating income included a loss of $7.3 million and a loss of $1.9 million for the change in fair value of the subordinated debenture for the three months ended March 31, 2010 and 2009, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$145,428	$145,428	$-	$-
U.S. Government agency securities	88,614	-	88,614	-
State and municipal bonds	359,087	-	359,087	-
Mortgage-backed securities/
Collateralized mortgage obligations	958,797	-	958,797	-
Corporate securities and other	13,047	2,127	2,442	8,478
Marketable equity securities	4,089	2,912	-	1,177
Investment securities, available for sale	1,569,062	150,467	1,408,940	9,655

Forward sale commitments	15	-	15	-
Interest rate swap agreements	19,029	-	19,029	-

Liabilities
Subordinated debentures	$62,347	$62,347	$-	$-
Interest rate locks	30	-	30	-
Interest rate swap agreements	21,876	-	21,876	-

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$145,432	$145,432	$-	$-
U.S. Government agency securities	88,404	-	88,404	-
State and municipal bonds	364,202	-	364,202	-
Mortgage-backed securities/
Collateralized mortgage obligations	884,174	-	884,174	-
Corporate securities and other	13,094	2,059	2,631	8,404
Marketable equity securities	4,361	3,171		1,190
Investment securities, available for sale	1,499,667	150,662	1,339,411	9,594

Interest rate locks	52	-	52	-
Interest rate swap agreements	17,307	-	17,307	-

Liabilities
Subordinated debentures	$55,086	$55,086	$-	$-
Forward sale commitments	94	-	94
Interest rate swap agreements	20,052	-	20,052	-

During the three-months ended March 31, 2010, the Company did not make any significant transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities
	Available for Sale
	March 31, 2010	December 31, 2009
Assets
Beginning Balance	$9,594	$11,722
Total gains/(losses)
Included in earnings	-	(272)
Included in other comprehensive income/(loss)	61	(944)
Purchases, issuances, and settlements	-	-
Reclassification to Level 1	-	(912)
Ending balance	$9,655	$9,594

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices	Significant
(dollars in thousands)	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
March 31, 2010:	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans and leases held for sale	$6,561	$-	$-	$6,561
Impaired loans, net	-	-	103,235	103,235
OREO and other repossessed assets	-	-	2,386	2,386

December 31, 2009:
Assets
Loans and leases held for sale	$18,028	$-	$-	$18,028
Impaired loans, net	-	-	110,282	110,282
OREO and other repossessed assets	-	-	4,208	4,208

Fair value for loans and lease held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. At March 31, 2010 loans held for sale included a lower of cost or market adjustment of $15,000 compared to $0 at December 31, 2009.

Impaired and restructured loans totaled $117.7 million with a specific reserve of $14.5 million at March 31, 2010, compared to $123.1 million with a specific reserve of $12.8 million at December 31, 2009. Fair value for impaired and restructured loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of March 31, 2010 and December 31, 2009.

     In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required by GAAP. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$343,423	$343,423	$603,257	$603,257
Investment securities available for sale	1,569,062	1,569,062	1,499,667	1,499,667
Investment securities held to maturity	591,315	592,880	601,923	603,915

               The fair value of cash and cash equivalents equals book value.  The fair value of investment securities is described and presented above.

For March 31, 2010 and December 31, 2009, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Commercial and Industrial Loans and Leases	$1,147,903	$995,188	$1,162,911	$1,003,558
Real Estate Loans:
Construction and Land Development	463,833	399,087	534,315	455,004
Residential	2,516,100	2,345,275	2,542,301	2,346,243
Other (non-farm, non-residential)	1,535,772	1,427,770	1,527,350	1,403,654
Loans to Individuals	245,050	220,893	239,595	212,039
Total loans	$5,908,658	$5,388,213	$6,006,472	$5,420,498

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled. Fair value for interest bearing deposits is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  Fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.  Fair value for repurchase agreements, federal funds purchased and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument. Fair value for FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  Fair value for subordinated debentures that floats with Libor is estimated to equal the carrying amount exclusive of related hedges, while the lone fixed rate subordinated debt instrument has been valued and recorded at fair value as discussed above.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Non-interest bearing deposits	$800,467	$800,467	$753,650	$753,650
Interest-bearing deposits	3,273,060	3,273,060	3,374,398	3,374,398
Deposits with stated maturities	2,337,837	2,353,723	2,610,804	2,624,755
Repurchase agreements, federal funds
purchased and short-term borrowings	765,993	765,993	744,223	744,223
FHLB advances	743,781	816,145	756,803	828,887
Subordinated debentures	139,668	139,668	132,407	132,407

            The fair value of interest rate swaps is based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The fair value of the Company’s interest rate swaps aggregated to a $2.8 million loss at March 31, 2010 and a $2.7 million loss at December 31, 2009.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board amended prior guidance on Accounting for Transfers of Financial Assets. The new pronouncement:

● changes the derecognition guidance for transferors of financial assets;
●     eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs); and
● requires additional disclosures about all transfers of financial assets.

This guidance became effective for the Company on January 1, 2010, and did not have an effect on the financial statements.

In June 2009, the Financial Accounting Standards Board amended prior guidance in order to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), and other entities whose equity at risk is insufficient or lack certain characteristics. The new pronouncement:

●     changes how an entity determines whether it is the primary beneficiary of a VIE;
● whether that VIE should be consolidated; and
● requires significantly more disclosures about its involvement with VIEs.

As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. This guidance became effective for the Company on January 1, 2010, and the adoption of this pronouncement did not have an effect on the financial statements.

14.           CONTINGENCIES

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2010, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

●	allowance for loan and lease losses;
●	goodwill and other intangible assets;
●	income taxes; and
●	other-than-temporary impairment.

There have been no material changes in the Company’s critical accounting policies, judgments and estimates including assumptions or estimation techniques utilized as compared to the Company's most recent Annual Report on Form  10-K.

FINANCIAL HIGHLIGHTS

Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiaries, National Penn Bank and Christiana, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; National Penn Insurance Services Group, Inc., including its Higgins Insurance division; and Caruso Benefits Group, Inc.

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

At March 31, 2010, National Penn operated 127 offices. It has 124 community banking offices in Pennsylvania and one office in Maryland through National Penn Bank and its HomeTowne Heritage Bank, KNBT and Nittany Bank divisions. National Penn also has two offices in Delaware through its wholly-owned subsidiary, Christiana Bank & Trust Company.

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

Overview

For the three months ended March 31, 2010, the Company recorded net income available to common shareholders of $1.9 million, or $0.02 per diluted share, an increase of $0.2 million compared to $1.7 million, or $0.02 per diluted share, for the same period in 2009.  Core net income, a non-GAAP financial measure, totaled $4.0 million for the first quarter of 2010, or $0.03 per diluted share, compared to $9.5 million, or $0.12 per diluted share for the first quarter of 2009. The annualized return on average tangible common equity declined from 3.51% for the three months ended March 31, 2009 to 2.59% for the three months ended March 31, 2010 primarily as a result of an increase in common shares outstanding due to $225 million of capital raised in fiscal 2009.

Net interest income increased $8.6 million from $58.6 million for the three-months ended March 31, 2009 to $67.3 million for the three-months ended March 31, 2010. The increase in net interest income was primarily due to a reduction in interest expense, which declined $15.7 million to $31.6 million for the three months ended     March 31, 2010.  Improvement in interest expense was offset by a reduction in interest income of $7.1 million, and as a result, the net interest margin improved to 3.44% for the three months ended March 31, 2010 compared to 3.11% for the same period in 2009.

The provision for loan and lease losses (the “provision”) was $32.5 million for the three-months ended March 31, 2010, compared to $17.5 million for the same period in 2009. The provision for the three months ended March 31, 2010 exceeded net charge-offs by $7.6 million, which increased the allowance for loan and lease losses (the “allowance”) from $146.3 million at December 31, 2009 to $153.9 million at March 31, 2010. The allowance as a percentage of non-performing loans increased from 116% at December 31, 2009 to 128% at March 31, 2010, and the allowance to total loans and leases also increased from 2.43% to 2.60% for the same periods.

Non-interest income for the three-months ended March 31, 2010 increased $7.4 million to $22.6 million compared to $15.2 million for the first quarter of 2009. The increase included a $4.1 million gain from the curtailment of the Company’s defined benefit pension plan.  A reduction of losses and impairment on investment securities contributed $9.4 million to the increase in non-interest income from the three months ended March 31, 2009 to the three months ended March 31, 2010. Offsetting the increases, was a loss on the Company’s subordinated debentures accounted for at fair value of $7.3 million for the three months ended March 31, 2010, compared to a loss of $1.9 million for the first quarter of 2009.

Non-interest expense totaled $57.7 million for the three months ended March 31, 2010 compared to $56.7 million for the same period in 2009. The increase was primarily due to increased FDIC insurance expense which increased $2.2 million to $4.1 million in the first quarter of 2010. Other operating expenses also increased by $2.2 million for the same period, primarily due to loan workout expense and increased outside services expense. These increases were offset by a $2.6 million decrease to salaries, wages, and employee benefits which totaled $29.4 million for the three-months ended March 31, 2010. Decreases to net premises and equipment expense and marketing expense also offset the increases.

Income tax benefit for the three months ended March 31, 2010 was $4.3 million compared to $4.2 million for the first quarter of 2009. The income tax benefit for each period was relatively unchanged as loss before income taxes was at a similar level, $0.3 million for the quarter ended March 31, 2010 compared to $0.4 million for 2009, and the Company’s tax free income and other permanent items remained stable.

 This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  National Penn’s management uses these non-GAAP measures in its analysis of National Penn’s performance.  One such measure, annualized return on average tangible equity, excludes the average balance of preferred stock and acquisition-related goodwill and intangibles in determining average tangible shareholders’ equity.  Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution.  The other such measure, core net income (or core earnings), excludes the effects of non-core, after-tax unrealized gains and losses.  Management believes the presentation of these financial measures, excluding the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.  In the case of annualized return on average tangible equity, it provides a method to assess management’s success in utilizing the company’s tangible capital.  In the case of core net income (or core earnings), it provides a method to assess earnings performance excluding one-time items.  This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP core earnings performance measure to the GAAP performance measure of net income and diluted earnings per share.

(dollars in thousands)	March 31,
	2010	2009
Core net income reconciliation
Net Income available to common shareholders	$1,921	$1,745
After tax gain on pension plan curtailment	(2,643)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	4,720	1,234
Securities losses / OTTI	-	6,545
Core net income available to common shareholders	$3,998	$9,524

Earnings per share
Net Income available to common shareholders	$0.02	$0.02
After tax gain on pension plan suspension	(0.02)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	0.03	0.02
Securities losses / OTTI	-	0.08
Core net income available to common shareholders	$0.03	$0.12

The following table reconciles the non-GAAP performance measure, annualized return on average tangible equity, to the GAAP performance measure, annualized return on average shareholders’ equity:

	March 31,
	2010	2009
Return on average tangible common equity
Return on average shareholders' equity	1.48%	1.31%
Effect of preferred equity	0.24%	0.18%
Effect of goodwill and intangibles	0.87%	2.02%
Return on average tangible common equity	2.59%	3.51%
Average tangible equity:
Average shareholders' equity	$1,075,052	$1,176,494
Average preferred equity	(147,990)	(144,611)
Average goodwill and intangibles	(311,784)	(592,816)
Average tangible common equity	$615,278	$439,067

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of March 31, 2010 and December 31, 2009

Assets

The Company’s total assets were $9.2 billion at March 31, 2010, a decrease of $312 million or 3.3% from the $9.5 billion at December 31, 2009. The decrease was primarily in total cash and cash equivalents which declined $260 million or 43.1% to $343 million at March 31, 2010 from $603 million at December 31, 2009 due to the Company’s efforts to manage the balance sheet and effectively and efficiently allocate capital. The reduction to cash was primarily in interest-earning deposits with banks and resulted from a management initiative to reduce the cost of customer deposits. This led to a planned reduction of balances for wholesale and municipal deposit customers. In addition, cash was deployed from an interest earning account yielding 25 basis points at the Federal Reserve into higher interest earning GNMA investment securities with a similar credit risk and liquidity profile. For additional discussion on changes to cash and cash equivalents, refer to “Liquidity and Interest Rate Sensitivity” in Item 2 of this Report.

Loans and Leases

Loans and leases, net of the allowance decreased $105 million, or 1.8%, to $5.8 billion at March 31, 2010 from $5.9 billion at December 31, 2009.  The decrease in loans was primarily the result of continued soft loan demand from economic uncertainty in the markets served by the Company in addition to an increase in the allowance for loan and lease losses to $153.9 million at March 31, 2010 from $146.3 million at December 31, 2010.

As of March 31, 2010, the Company’s total loan portfolio was comprised of the following categories of loans:

●
Loans to individuals to finance the purchase of personal assets or activities are substantially collateralized by residential real estate. This represents $252 million or 4.3% of total loans and leases, which is consistent with December 31, 2009 levels.

●	Residential real estate loans totaled $2.5 billion or 42.5% of total loans, a decrease of $26.2 million at December 31, 2009.

●
Commercial and industrial loans and leases totaled $1.1 billion and comprised 19.4% of total loans and leases outstanding at March 31, 2010. The balance declined 1.76%, or $20.6 million from $ 1.2 billion at December 31, 2009.

●
Real estate construction and land development loans decreased $70.5 million, or 13.2%, during the quarter to $464 million from $534 million at December 31, 2009.  Real estate construction and land development loans comprised 7.8% of the loan portfolio at March 31, 2010.

●	Other real estate loans increased $8.4 million to $1.5 billion at March 31, 2010 and comprised 26.0% of total loans outstanding.

Allowance for Loan and Lease Losses and Non-Performing Assets

             Management conducts an analysis of the loan portfolio to estimate the amount of the allowance which is adequate to absorb inherent losses contained in the loan portfolio. The process includes segregating the loan portfolio by risk characteristics. This is primarily accomplished by separating loan types as well as loan risk designations including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired.  The analytical process is ongoing, and adjustments may be made based on the assessments of internal and external influences on credit quality. Those influences include, but are not limited to:

●	Unemployment
●	Delinquency
●	Trends in loan volume
●	Portfolio growth
●	Portfolio concentrations
●	Board and loan review oversight
●	Exceptions to policy

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	March 31,	December 31,
	2010	2009

Nonperforming loans	$120,368	$125,786
Nonperforming loans to total loans	2.03%	2.09%
Delinquent loans	$29,240	$25,464
Delinquent loans to total loans	0.49%	0.42%
Classified loans	$532,048	$501,485
Classified loans to total loans	8.99%	8.32%
Tier 1 capital and ALLL	$965,221	$955,489
Classified loans to Tier 1 capital and ALLL	55.12%	52.45%
Total loans and leases, including loans held for sale	$5,915,219	$6,024,500

At March 31, 2010, classified loans totaled $532 million, an increase of $30.6 million, or 6.1%, from $501 million at December 31, 2009. The classified loan increase was primarily attributed to three credits aggregating approximately $30 million, related to the construction and development industry. Delinquent loans also trended slightly upward to $29.2 million or 0.49% of total loans and leases at March 31, 2010 compared to 0.42% or $25.5 million at December 31, 2009.  Delinquent loans, despite the increase, have remained stable over the past five quarters, within an eight basis point band as a percent of total loans.

                The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:
	March 31,	December 31,
(dollars in thousands)	2010	2009
Nonaccrual loans and leases	$111,064	$122,516
Restructured loans	6,653	576
Impaired and restructured loans	117,717	123,092
Loans past due 90 or more days as to interest or principal	2,651	2,694
Total non-performing loans	120,368	125,786
Other real estate owned and other repossessed assets	2,386	4,208
Total non-performing assets	$122,754	$129,994

Total loans and leases, including loans held for sale	$5,915,219	$6,024,500

Average total loans and leases	$5,985,553	$6,286,831

Allowance for loan and lease losses	$153,850	$146,271

Allowance for loan and lease losses to:
Non-performing assets	125%	113%
Non-performing loans	128%	116%
Total loans and leases	2.60%	2.43%
Average total loans and leases	2.57%	2.33%

Non-performing loans declined $5.4 million, or 4.3% to $120.4 million at March 31, 2010 as compared to $125.8 million at December 31, 2009, primarily due to continued focus on loan workout.  When compared to total loans, nonperforming loans were 2.03% at March 31, 2010, compared to 2.09% at December 31, 2009.  Non-performing assets also declined during the first quarter to $122.7 million or 2.08% of total loans and leases compared to $130.0 million at December 31, 2009 or 2.16% of total loans and leases. Sales of OREO and other repossessed assets, in addition to the decrease in non-performing loans, contributed to the overall decline of non-performing assets.  These decreases were offset by an increase to restructured loans of $6.1 million to $6.7 million at March 31, 2010 from $0.6 million at December 31, 2009 due to the Company’s effort to assist distressed residential customers who were in danger of losing their homes to foreclosure.

The following table shows the composition (1) of the Company’s non-performing assets:

(dollars in thousands)	March 31,	December 31,
	2010	2009
Commercial, Financial and Agricultural	$38,455	$40,618
Real Estate-Permanent	14,823	19,277
Real Estate-Construction	40,622	46,832
Leases	580	396
Residential Mortgages	18,368	12,800
Consumer	6,691	6,842
Loans Past Due 90+Days	2,651	2,694
Total Other Repossessed Assets	564	535
Total Non-performing Assets + Loans 90 Days Past Due	$122,754	$129,994

(1) Based upon the Company's internal classifications.

An analysis of loan and lease charge-offs (1) for the three months ended March 31, 2010 as compared to March 31, 2009 and December 31, 2009 is as follows:

(dollars in thousands)	March 31,	December 31,	March 31,
	2010	2009	2009
Commercial, Financial and Agricultural	$2,162	$11,529	$6,597
Real Estate-Permanent	359	8,522	(6)
Real Estate-Construction	18,427	3,493	1,234
Leases	98	38	88
Residential Mortgages	2,700	1,089	565
Consumer	1,086	1,322	6,633
Overdraft	89	226	147
Net Loans Charged-off	$24,921	$26,219	$15,258

Net charge-offs (annualized) to:
Total loans and leases	1.71%	1.73%	0.96%
Average total loans and leases	1.69%	1.69%	0.96%
Allowance for loan and lease losses	65.69%	71.12%	70.70%

(1) Based upon the Company’s internal classifications.

       The Company’s continued focus on workout and reduction of problem assets resulted in the following:

●	Non-performing real estate loans decreased 16.1%, or $10.7 million from December 31, 2009. Charge-offs in real-estate loans totaled $18.8 million during the quarter.

●	Non-performing C&I loans declined 5.33% or $2.1 million. Charge-offs in C&I loans totaled $2.1 million during quarter.

●
Non-performing residential mortgages increased $5.6 million, to $18.3 million, primarily due to $6.7 million of residential mortgage modifications. Residential mortgage charge-offs were $2.7 million for the first quarter of 2010.

Overall, net charge-offs increased $9.6 million to $24.9 million for the three months ended March 31, 2010 compared to the $15.3 million net charge-offs during the same period in 2009. Net charge-offs declined $1.3 million compared to $26.2 million recorded during the three months ended December 31, 2009.

        The following table shows a rollforward of the allowance for loan and lease losses:

	For the period ended
(dollars in thousands)	March 31,
	2010	2009
Beginning Allowance	$146,271	$84,006
Provision for loan loss	32,500	17,525
Recoveries	2,561	786
Chargeoffs	(27,482)	(16,044)
Net Chargeoffs	(24,921)	(15,258)
Ending Allowance	$153,850	$86,273

The Company continued to experience deterioration of certain credit quality indicators during the first quarter of 2010, but the pace of deterioration appears to be slowing. Classified loans increased during the period, as the Company continues to proactively identify and resolve problem assets. However, the level of non-performing assets and loans declined from December 31, 2009 to March 31, 2010, and charge-offs declined for the three months ended March 31, 2010 when compared to the three months ended December 31, 2009.  Charge-offs increased compared to March 31, 2009 due primarily to deteriorating economic conditions.  As economic uncertainty persists and credit quality indicators are mixed, the Company increased the allowance to $153.9 million from $146.2 million, which resulted in a provision for loan and lease losses for the three months ended March 31, 2010 of $32.5 million.

    The following table shows the composition of the allowance for loan and lease losses:
	March 31,	December 31,
(dollars in thousands)	2010	2009

Specific reserves	$14,482	$12,810
Allocated reserves	132,797	129,700
Unallocated reserves	6,571	3,761
Total Allowance for Loan and Lease Losses	$153,850	$146,271

     The increase to the allowance was recorded primarily in allocated reserves, which increased by $3.1 million. The allocated reserves are the largest component of the allowance and comprised 86% of the allowance at March 31, 2010. In addition, the unallocated reserve was increased to $6.6 million at March 31, 2010 from $3.8 million at December 31, 2009 to recognize volatility in the economy, historical losses, and uncertainty in the migration of loans. Despite the increase during the first quarter of 2010, the unallocated reserve comprised only 4.2% of the total allowance. The unallocated reserve is necessary to address the increasing level of uncertainty which results from mixed trends in credit quality indicators.

Investment Securities

Investment securities increased $58.8 million to $2.2 billion at March 31, 2010, primarily as a result of purchases of investment securities available for sale totaling $136 million. Repayment and maturities partially offset the purchases of investment securities available for sale in the amount of $63.3 million; repayments and maturities also caused a $10.5 million decrease to investment securities held to maturity.

Other investments increased $4.7 million from $79.0 million at December 31, 2009 to $83.7 million at March 31, 2010 due to the purchase of Philadelphia Federal Reserve Bank stock during the quarter. National Penn Bank is a member bank and is required to subscribe for 6% of its capital and surplus, which is measured annually   at December 31st. Any purchases or redemptions to attain the requirement occur during the first quarter of each fiscal year.

During the first quarter of 2010, the Company recorded $0.6 million of other-than-temporary impairment (‘OTTI’) on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter. As a result, the Company no longer intends to hold this security to recovery and has recorded the fair value adjustment as OTTI in the statement of operations for the three-months ended March 31, 2010. In comparison, the statement of operations for the three-months ended March 31, 2009 included net impairment losses on investment securities of $7.8 million. Also, the Company early adopted new OTTI guidance which required credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/(loss) (“OCI”), in the first quarter of 2009.  Upon adoption, the Company reclassified $12.4 million, after-tax, for the noncredit-related portion of OTTI losses previously recognized in earnings. This amount was reflected as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI (“AOCI’).

Liabilities

Liabilities totaled $8.1 billion at March 31, 2010 a decrease of $313 million, or 3.7%, from $8.4 billion at December 31, 2010. Total deposits, the Company’s primary source of funding, decreased $327 million during the first quarter of 2010. This reduction was achieved through the previously mentioned management initiative to improve profitability by reducing the cost of deposits. This strategy resulted in the reduction of balances of wholesale and municipal customers. During the quarter, the Company continued its focus on improvements in deposit mix. Deposit composition changed as follows during the three months ended March 31, 2010:

●	Non-interest bearing deposits increased $46.8 million, or 6.2%, to $800 million at March 31, 2010 from $754 million at December 31, 2009.

●
Overall, core deposits decreased $54.5 million during the first quarter of 2010, from $4.1 billion at December 31, 2009. The decline was due to a decrease in NOW accounts of $170 million to $1.1 billion at March 31, 2010, which was offset by increases to money market of $49.5 million, savings of $18.8 million in addition to the previously discussed increase to non-interest bearing deposits.

●
Certificates of deposits decreased $273 million, or 10.5% from $2.6 billion at December 31, 2009 to $2.3 billion at March 31, 2010. The decline was primarily in CDs with balances greater than $100 thousand which decreased $231 million, or 23% to $773 million at March 31, 2010.

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.6 billion at March 31, 2010, which was an increase of $16.0 million or 0.98% from December 31, 2009.   Components and activities in the Company’s borrowings were as follows as of and for the three months ended March 31, 2010:

●
Securities sold under repurchase agreements and federal funds purchased totaled $759 million at March 31, 2010, and increased $21.5 million, or 2.9%, from $737 million at December 31, 2009 due to additional borrowings under securities repurchase agreements due to an increase in cash management repurchase agreements with new customers.

●	Short-term borrowings are comprised of treasury, tax and loan payments and increased $0.3 from $6.9 million at December 31, 2009 to $7.2 million at March 31, 2010.

●	FHLB advances decreased $13.0 million, or 1.7%, to $744 million at March 31, 2010 from $757 million at December 31, 2009, due to advances that matured during the quarter.

●
Subordinated debentures increased $7.3 million from $132 million at December 31, 2009 to $140 million at March 31, 2010, due to an increase in fair value of the $65.2 million (par) of the subordinated debentures accounted for at fair value. This increase was recorded as a reduction to non-interest income in the statement of operations for the three months ended March 31, 2010.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2010, an increase of $1.3 million from December 31, 2009. Activity during the first quarter of 2010 included:

●	Net income of $3.9 million;
●	Cash dividends on preferred stock of $1.9 million;
●	Cash dividends on common stock of $1.3 million; and
●	An increase to accumulated other comprehensive loss of $0.3 million.

At March 31, 2010, accumulated other comprehensive (loss) increased $0.3 million to $2.3 million.  The primary reasons for the net increase, after-taxes were:

●	$1.6 million resulting from the pension plan curtailment, which reclassified the unrecognized prior service cost (gain) out of AOCI and into the statement of operations;

●	$0.1 million from an increase in the fair market value of the effective portion of cash flow hedges; and

●	Increase to the fair market value of investment securities available for sale of $1.4 million, which offset the two items above.

Results of operations for the three months ended March 31, 2010 and March 31, 2009

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the three months ended March 31, 2010 as compared to the same period in 2009.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using a 35% effective tax rate. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	2010			2009
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks & FF sold	$411,100	$247	0.24%	$92,227	$33	0.14%

U.S. Treasury	145,864	156	0.43%	20,133	3	0.06%
U.S. Government agencies	1,143,672	10,319	3.66%	955,655	10,587	4.49%
State and municipal	799,040	13,457	6.83%	822,801	14,240	7.02%
Other bonds and securities	96,310	623	2.62%	148,179	1,024	2.80%
Total investments	2,184,886	24,555	4.56%	1,946,768	25,854	5.39%

Commercial loans and lease financing	4,033,790	52,551	5.28%	4,336,368	56,018	5.24%
Installment loans	962,303	12,518	5.28%	975,259	13,735	5.71%
Mortgage loans	989,460	14,434	5.92%	1,055,232	16,117	6.19%
Total loans and leases	5,985,553	79,503	5.39%	6,366,859	85,870	5.47%
Total earning assets	8,581,539	104,305	4.93%	8,405,854	111,757	5.39%
Allowance for loan and lease losses	(160,879)			(89,148)
Non-interest earning assets	916,673			1,144,523

Total assets	9,337,333			9,461,229

INTEREST BEARING LIABILITIES:
Interest bearing deposits	5,824,492	18,281	1.27%	$5,738,813	$31,664	2.24%

Securities sold under repurchase agreements
and federal funds purchased	742,089	2,874	1.57%	662,694	3,615	2.21%
Short-term borrowings	7,024	-	0.00%	7,717	-	0.00%
Long-term borrowings	885,293	10,423	4.78%	1,072,044	12,042	4.56%
Total interest bearing liabilities	7,458,898	31,578	1.72%	7,481,269	47,321	2.57%
Non-interest bearing deposits	767,398			709,490
Other non-interest bearing liabilities	35,985			93,952

Total liabilities	8,262,281			8,284,711
Equity capital	1,075,052			1,176,518
Total liabilities and equity capital	$9,337,333			$9,461,229
INTEREST RATE MARGIN		72,727	3.44%		64,436	3.11%
Tax equivalent interest		5,468	0.26%		5,795	0.28%
Net interest income		$67,259	3.18%		$58,641	2.83%

The following table allocates changes in FTE interest income and interest based on volume and rate changes.  For purposes of this table, variances not solely due to rate or volume are allocated to volume.  Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)	Three Months Ended March 31,
	2010 over 2009 (1)
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$179	$35	$214
Securities:
U.S. Treasury	77	76	153
U.S. Agencies	1,884	(2,152)	(268)
State and municipal	(405)	(378)	(783)
Other bonds and securities	(339)	(62)	(401)
Total investment securities	$1,217	$(2,516)	$(1,299)
Loans:
Commercial loans and lease financing	(3,938)	471	(3,467)
Installment loans	(180)	(1,037)	(1,217)
Mortgage loans	(978)	(705)	(1,683)
Total loans	(5,096)	(1,271)	(6,367)
Total interest income	$(3,700)	(3,752)	$(7,452)

Interest Expense:
Interest bearing deposits	$466	$(13,849)	$(13,383)
Securities sold under repurchase
agreements and federal funds purchased	395	(1,136)	(741)
Short-term borrowings	-	-	-
Long-term borrowings	(2,177)	558	(1,619)
Total borrowed funds	(1,782)	(578)	(2,360)
Total interest expense	(1,316)	(14,427)	(15,743)
Increase (decrease) in interest rate margin	$(2,385)	$10,676	$8,291

Net interest income for the three months ended March 31, 2010 was $67.3 million, an increase of $8.7 million or 14.7% compared to $58.6 million for the same 2009 period.  The net interest margin was 3.44% for the three months ended March 31, 2010, compared to 3.11% during the three months ended March 31, 2009.  The primary reason for the increase in net interest income and net interest margin was a reduction in interest expense that more than offset a reduction in interest income.

Interest income (FTE) for the three months ended March 31, 2010 decreased $7.4 million, or 6.7%, to $104.3 million, compared to the same period in 2009 despite an increase in average earning assets of $176 million from March 31, 2009 to March 31, 2010, when earning assets totaled $8.6 billion.  During the first quarter of 2010, the average yield on interest-earning assets decreased 46 basis points compared to the first quarter of 2009, resulting in a $3.7 million decrease in interest income as the low interest rate environment continues to decrease asset yields.

Loans experienced a $1.3 million decrease in interest income due to interest rate declines. Declining rates were most prominent for installment loans which were impacted by $1.0 million due to a change in the mix toward lines of credit from personal term loans which resulted in a lower blended rate. The underlying average balance of these loans was $962 million at March 31, 2010 and comprised 16.1% of average loans. Interest rates on mortgage loans declined 27 basis points to 5.92% at March 31, 2010 and decreased interest income by $0.7 million. Commercial loans and leases comprise 67.5% of the Company’s loan portfolio and continued management attention to pricing led to modest yield expansion of 4 basis points comparing the first quarter of 2010 to 2009. The yield on commercial loans and leases improved to 5.28% at March 31, 2010, but a decline in the average balance of 7.0%, or $303 million, to $4.0 billion offset the improvement in yield and caused a $3.9 million decrease in interest income for the three months ended March 31, 2010 compared to the same 2009 period. A decline in the average balance of commercial loans and leases was the primary driver of the $5.1 million decrease in interest income on loans.

Interest income on investment securities experienced a $1.3 million decrease due to low interest rates, primarily in U.S. Agency securities. Maturities and repayments on these securities caused the average yield on U.S. Agency securities to decline from 4.49% at March 31, 2009 to 3.66% at March 31, 2010. The decline in rate was nearly offset by an increase in the average balance of U.S. Government Agency securities which increased $188 million to $1.1 billion at March 31, 2010, compared to March 31, 2009 and resulted in an increase to interest income of $1.9 million. Overall, interest income on investment securities declined during the period as yield declines, payoffs, and maturities caused decreases for state and municipal and other bonds and securities.

Interest expense for the three months ended March 31, 2010 decreased $15.7 million or 33.2% to $31.6 million, compared to the same period in 2009.  During the first quarter of 2010, the average cost of interest-bearing liabilities decreased 85 basis points, or 33.0%, in comparison to the first quarter of 2009, resulting in a $13.4 million decrease in interest expense.  The Company has continued to focus on improvements in deposit mix and managing high cost, non-relationship based wholesale and municipal deposit customers. This strategy contributed almost entirely to the decline in interest expense. A decrease in the balance of FHLB advances outstanding totaling $187 million from March 31, 2009 to March 31, 2010 contributed $2.2 million to the decrease in interest expense, while continued low interest rates contributed $1.1 million to the decrease through the use of borrowings under securities repurchase agreements.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $32.5 million for the three-months ended March 31, 2010, compared to $17.5 million for the same period in 2009. The provision for the three months ended March 31, 2010 exceeded net charge-offs by $7.6 million, which increased the allowance to $153.9 million at March 31, 2010. The allowance as a percentage of non-performing loans increased to 128% at March 31, 2010, and the allowance to total loans and leases also increased to 2.60% for the same period. The increase is primarily due to changes in the economy since March 31, 2009, which caused adverse trends in classified loans, non-performing loans and charge-offs. For a complete analysis of allowance for loan loss please see “Allowance for Loan Losses and Non-Performing Assets.”

Non-Interest Income

Non-interest income for the three-months ended March 31, 2010 increased $7.4 million to $22.6 million compared to $15.2 million for the first quarter in 2009. The increase included a $4.1 million gain from the curtailment of the Company’s defined benefit pension plan. Net impairment losses on investment securities and losses on sales of investment securities were $0.6 million and $0, respectively for the first quarter of 2010, compared to $7.8 million and $2.3 million in 2009. The reduction of OTTI and losses from sales of investment securities contributed $9.4 million to the increase in non-interest income from the three months ended March 31, 2009 to the three months ended March 31, 2010. Offsetting the increases was a loss of $7.3 million arising from the change in fair value of the Company’s subordinated debentures accounted for at fair value, which was an increase of $5.4 million when compared to the first quarter of 2009. Mortgage banking income also declined $1.3 million compared to the first quarter of 2009, to $1.2 million, due to a slowdown in mortgage refinance activity.  Overall, fee-based income was stable for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and was as follows:

Increases:

●
Cash management and electronic banking fees increased 14%, or $0.5 million to $4.2 million due to an increase in the number of cash management customers and improvements in the percentage of customers with debit cards.

●
Wealth management income increased 7.3%, or $0.5 million, to $7.1 million which resulted from appreciation of the broad equity markets since the first quarter of 2009. Exclusive of the sale of Vantage, wealth management income increased 23% compared to the first quarter of 2009.

Decreases:

●
Insurance commissions and fees decreased $0.2 million, or 4.7% to $3.8 million due to continued “softness” in the insurance industry resulting from economic conditions which affected commercial, property and casualty, and health insurance clients.

●
Service charges on deposit accounts decreased $0.5 million, or 7.9% to $5.3 million, due to declines in overdraft volume, resulting from improved customer saving levels from the first quarter of 2009. This trend has resulted in an increase in the average balance per account.

Also during the first quarter, bank-owned life insurance income increased $0.9 million to $2.0 million due to a gain from a claim received in the first quarter of 2010 of $0.8 million. Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and declined $0.9 million to $0.2 million during the first quarter of 2010, as the timing of fund activities and “exits” are intermittent.

Non-Interest Expense

Non-interest expense totaled $57.7 million for the three months ended March 31, 2010 compared to $56.7 million for the same period in 2009. The $1.0 million increase was primarily due to increased FDIC insurance expense of $4.1 million for the first quarter of 2010 compared to $1.9 million for the first quarter of 2009, an increase of $2.2 million, or 119%. Other operating expenses also increased by $2.2 million for the same period, primarily due to loan workout expense and increased outside services expense.

The increases to non-interest expense were offset by a $2.6 million decrease to salaries, wages, and employee benefits which totaled $29.4 million for the three-months ended March 31, 2010. The decrease from $32.0 million for the three months ended March 31, 2009 was due primarily to reductions in headcount and lower levels of incentive compensation. Also, net premises and equipment expense and marketing expense declined $0.6 million and $0.2 million, respectively as compared to the first quarter of 2009. The reductions reflect the Company’s efforts to identify opportunities to mitigate the negative impact of regulatory compliance costs and workout expenses.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2010 was $4.3 million compared to $4.2 million for the first quarter of 2009. The income tax benefit for each period was relatively unchanged as the loss before income taxes was at a similar level, $0.3 million for the quarter ended March 31, 2010 compared to $0.4 million for 2009, and the Company’s tax free income level and other permanent differences remained stable.

The income tax benefit increased the Company’s net deferred tax asset (“DTA”) to $88.5 million at March 31, 2010 from $83.9 million at December 31, 2010. Each quarter, the Company evaluates the realizability of the DTA. As of March 31, 2010, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present.

 If there are substantial, adverse economic developments that deteriorate credit quality or profitability, the judgments made regarding the Company’s ability to utilize the deferred tax asset may change. This would result in additional income tax expense being recorded in the Consolidated Statement of Operations. A valuation allowance for the DTA would not further impact regulatory capital of National Penn or National Penn Bank as beginning in the third quarter of 2009 the Company began to and continues to exclude the deferred tax asset from regulatory capital, due to the application of the regulatory guidelines.

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of March 31, 2010:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$40,696	$6,298	$9,570	$6,756	$18,072
Remaining contractual maturities of time deposits	2,337,837	1,592,205	575,708	168,496	1,428
FHLB advances	743,781	114,106	105,983	59,500	464,192
Subordinated debentures	138,250	-	-	-	138,250
Dividends on Preferred Stock*	95,625	7,500	15,000	22,500	50,625
Total	$3,356,189	$1,720,109	$706,261	$257,252	$672,567

*Term is unlimited; assumed 10 year term from inception.

The Company’s primary source of liquidity is core deposits obtained from retail, business and institutional banking customers. The Company supplements liquidity from core deposits with a mix of wholesale funding.   The Company’s wholesale sources of funds include:

●  Relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

●  The Company is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and has the ability to borrow within applicable limits in the form of advances secured by pledges of certain qualifying assets.

●  Overnight funds are available from the Federal Reserve Bank (“FRB”) via the discount window, and serves as an additional source of liquidity.

As measured using the Consolidated Statement of Cash Flows, for the quarter ended March 31, 2010, the Company used $260 million in net cash and equivalents versus providing $193 million for the quarter ended March 31, 2009. The use of cash was due to the Company’s execution on its strategy to improve the mix and lower the cost of deposits, improve interest income by deploying from interest earning cash into investment securities, and efficiently allocate its capital. Cash was deployed during the first quarter in the following ways:

Investing activities

●	$136 million of investment security purchases

Financing activities

●	$273 million reduction of certificates of deposit
●	$12.6 million of payments for maturing of FHLB advances
●	$1.9 million of dividends paid on preferred stock and $1.3 million of dividends paid on common stock

Operating activities generated $48.6 million of net cash for the three months ended March 31, 2010 compared to $7.6 million for the three months ended March 31, 2009. Included in cash generated from operating activities was $12.3 million of cash from sales of loans originated for resale, net of cash paid to fund loans originated for resale. During the three-months ended March 31, 2010 cash was generated from the following additional sources:

Investing activities

●	$73.7 million of investment securities maturities
●	$68.6 million net maturities and repayments from loans and leases held for investment

Financing activities

●	$21.5 million of cash from borrowings under securities repurchase agreements with customers

Capital

At March 31, 2010, National Penn Bank and Christiana’s capital ratios met the criteria to be considered “well capitalized.”  Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to exceed the minimum capital requirements in the foreseeable future. In addition, National Penn Bank is in compliance with the individual minimum capital ratios resulting from its informal agreement with its primary regulator which requires the following minimum capital ratios: Tier 1 leverage of at  least 8.0%, Tier 1 risk-based capital ratio of at least 10.0%, and total risk-based capital of at least 12.0%.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2010	2009	2010	2009	2010	2009

The Company	9.08%	8.50%	12.90%	10.65%	14.17%	11.85%
National Penn Bank	8.17%	7.90%	11.57%	10.00%	12.83%	11.19%
Christiana	8.57%	10.20%	14.80%	11.82%	16.06%	13.07%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

Note: Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since the regulations are more restrictive than GAAP as it related to the usage and recognition of the deferred tax asset. As of March 31, 2010, the net deferred tax asset continues to be excluded from the computation of National Penn and National Penn Bank's capital.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2010:

			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Loan commitments	$1,667,110	$961,382	$164,154	$33,207	$508,367
Letters of credit	171,510	112,775	54,710	1,336	2,689
Total	$1,838,620	$1,074,157	$218,864	$34,543	$511,056

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, forward sale commitments, and interest rate swaps. Certain of those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The Company records an allowance for financial instruments with off balance sheet risk in other liabilities on the balance sheet to account for incremental credit and performance risk, not already recognized in the financial statements. At March 31, 2010, the allowance for off balance sheet commitments totaled $1.2 million.

The Company may be required to utilize cash or other financial instruments on its balance sheet, if called upon, to perform according to the contractual terms of the commitments. The contract or notional amounts of the instruments reflect the extent of involvement the Company has for each class.

The Company uses derivative instruments for management of interest rate sensitivity. The asset/liability management committee (“ALCO”) approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges. The Company does not use any of these instruments for trading purposes. For details of derivatives, see Footnote 11 to the consolidated financial statements.

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally includes accepting deposits and making loans. As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates. The Company’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income. The Board of Directors establishes policies that govern interest rate management. This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

●	Timing differences between contractual maturities of assets and liabilities (“repricing gap”).

●	Risk that assets will repay or customers withdraw prior to contractual maturity (“prepayments”).

●	Changes in yields and the shape of the yield curve.

●	Timing of changes in interest rates - the time period it takes for one interest rate index to change compared to another, given changes in market conditions (“optionality”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

●	Changes to interest rates offered on products,

●	Changes to maturity terms offered on products,

●	Changes types of products offered, and/or

●	Use of wholesale products such as advances from the FHLB or interest rate swaps.

The Company uses a simulation model to identify and manage its interest rate risk profile. The model measures projected net interest income “at-risk” and anticipated resulting changes in net income and economic value of equity. The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates Company developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments.

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

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at March 31, 2010:

	Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years
Interest-earning assets:
Interest bearing deposits at banks	$239,757	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities and other securities	183,124	458,771	689,461	912,697
Loans and Leases (1)	2,561,422	881,062	2,029,921	442,814
Total interest-earning assets	$2,984,303	$1,339,833	$2,719,382	$1,355,511
Cumulative total interest-earning assets	$2,984,303	$4,324,136	$7,043,518	$8,399,029

Liabilities and Equity
Interest bearing deposits	$3,674,096	$1,191,170	$744,203	$1,428
Borrowed funds	637,611	78,078	331,497	462,588
Subordinated debt	77,321	-	-	62,347
Total interest-bearing liabilities	$4,389,028	$1,269,248	$1,075,700	$526,363
Cumulative total interest-bearing liabilities	$4,389,028	$5,658,276	$6,733,976	$7,260,339

Interest-earning assets less interest -bearing
liabilities	$(1,404,725)	$70,584	$1,643,682	$829,148

Cumulative interest-rate sensitivity gap	$(1,404,725)	$(1,334,141)	$309,542	$1,138,690

(1)	Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid and are adjusted to take into account estimated prepayments based upon assumptions estimating the expected prepayments in the prevailing interest rate environment. The table assumes prepayments and scheduled principal amortization of fixed rate loans and mortgage-backed securities, and assumes that adjustable-rate mortgages will reprice at contractual repricing intervals. There has been no adjustment for the impact of future commitments and loans in process.

           Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These characteristics include the volume of assets and liabilities repricing, the timing of the repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment.

While gap analysis is a useful measurement of asset and liability management, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation of Economic Value of Equity (“EVE”). This tool forecasts changes in EVE under alternative interest rate environments. The EVE is defined as the net present value of the Company’s existing assets, liabilities, and off-balance sheet instruments. This tool is used to evaluate the Company’s longer-term repricing risk and optionality on the balance sheet.

The calculated estimates of change in EVE at March 31, 2010 are as follows:

(dollars in thousands)
		% Change
EVE		from
Change in Interest Rate	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$693,398	-17.69%
+ 200 basis point rate shock	743,453	-11.75%
+ 100 basis point rate shock	792,908	-5.88%
base case	842,416	0.00%
- 100 basis point rate shock	871,179	3.41%
- 200 basis point rate shock	810,746	-3.76%
- 300 basis point rate shock	733,785	-12.90%

           Management also estimates the potential effect of shifts in interest rates on net interest income. A variety of interest rate scenarios are used to measure the effects of changes in the yield curve. These results are compared to the results of an unchanged interest rate scenario. Net interest income simulation is used to measure the Company’s short-term earnings exposure to changes in interest rates. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income:

(dollars in thousands)

Change in	Change in Net Interest Income
Interest Rates	March 31, 2010		March 31, 2009
(in basis points)
+ 300	$20,157	7.12%	$(2,624)	-0.99%
+ 200	12,416	4.38%	(613)	-0.23%
+ 100	5,328	1.88%	279	0.11%
- 100	(6,884)	-2.43%	1,918	0.73%
- 200	(18,600)	-6.57%	2,148	0.81%
- 300	(25,440)	-8.98%	475	0.18%

As measured by the net interest income analysis, the Company should benefit over the next twelve months by an increase in interest rates. The primary reason for this is that the rate sensitive assets on the balance sheet will reprice to a greater extent than the rate sensitive liabilities. Other factors, including, but not limited to the slope of the yield curve and projected cash flows will impact the Company’s net interest income and may increase or decrease the level of asset sensitivity on its balance sheet.

The results of the EVE analysis and the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

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

As of March 31, 2010, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 The information presented in Footnote 14 to the unaudited interim financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.  RISK FACTORS

National Penn’s failure to comply with regulatory requirements may harm its business and financial results.

National Penn is supervised by the Federal Reserve and National Penn Bank is supervised by the Office of the Comptroller of the Currency (“OCC”).  As such, both National Penn and National Penn Bank are subject to extensive regulation and may be the subject of supervisory enforcement action.

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives may require substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank agreed to achieve by March 31, 2010 and to maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At March 31, 2010, National Penn Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.17%, 11.57% and 12.83%, respectively.

If National Penn Bank fails to comply with the memorandum of understanding or is unable to achieve and/or maintain its capital ratios at the agreed upon levels, or if National Penn and its banking subsidiaries fail to meet any other regulatory requirements, National Penn may be subject to further, formal supervisory enforcement actions, which could have a material adverse effect on its financial condition, results of operation and business.

National Penn may need to, or may be compelled to, raise additional capital in the future.  However,  capital may not be available when needed and on terms favorable to current shareholders.

Federal banking regulators require National Penn and its banking subsidiaries to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by National Penn's management and board of directors based on capital levels that they believe are necessary to support National Penn's business operations.  To be "well capitalized" under current bank regulatory guidelines, banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As noted above, National Penn Bank is required to maintain a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  In order to maintain these capital levels, National Penn may have to reduce assets, seek alternative means to increase capital, or both.

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

In late 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in National Penn's loan loss reserves at March 31, 2010.

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

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets, and regulatory requirements. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses, most recently for the quarter ended March 31, 2010, during which its provision for loan losses brought the total allowance for loan and lease losses to $154 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Deteriorating local economic conditions during 2008 and 2009 caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of March 31, 2010. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur additional impairments to goodwill.

At March 31, 2010, National Penn had $282 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, reduced estimates of future cash flows or disruptions to National Penn's business, could result in further impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and our stock price.

National Penn’s ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn’s deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings. National Penn’s deferred tax asset was not included in regulatory capital beginning in the third quarter of 2009.  At March 31, 2010 the deferred tax asset of $88.5 million was excluded from regulatory capital calculations.

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

Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could further restrict National Penn's operations or increase governmental oversight of its businesses and its corporate governance practices. The Special Inspector General for the Troubled Asset Relief Program, or TARP, has requested information from National Penn and other TARP participants, including a description of past and anticipated uses of the TARP funds and plans for addressing executive compensation requirements under the CPP. National Penn and other CPP participants are also required to submit monthly reports about their lending and financial intermediation activities to the U.S. Treasury. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

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

In addition to the EESA and ARRA, other changes in federal and state legislation and regulation may affect National Penn’s operations.  Changes will be significant if Congress enacts proposed financial regulatory reform such as the Wall Street Reform and Consumer Protection Act of 2009, which passed in the House of Representatives in December 2009, or the Restoring American Financial Stability Act of 2010, which was approved by the Senate Banking Committee on March 22, 2010.  In addition, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

National Penn may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Recent bank failures have severely depleted the FDIC’s insurance fund.  In response, the FDIC adopted a final rule effective April 1, 2009, which differentiates for risk in calculating assessment rates.  The FDIC levied a special assessment to all insured institutions payable June 30, 2009 to replenish the fund and at December 30, 2009, required insured institutions to pay 2010-2012 insurance premiums in advance.  On April 13, 2010, the FDIC voted to propose assessing higher fees on large, higher-risk financial institutions and possibly lower fees for many small and less-risky big banks.  Any additional special assessments or higher periodic fees could adversely affect National Penn’s earnings.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 126.0 million shares were outstanding as of March 31, 2010, and up to one million shares of preferred stock, none of which shares are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, as of March 31, 2010, 3.0 million shares are available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. As of March 31, 2010, 10.7 million shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of March 31, 2010, National Penn Bank and Christiana Bank & Trust Company did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, Christiana Bank & Trust Company and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In April 2010, National Penn’s Board of Directors approved a second quarter 2010 cash dividend of $.01 per share.  The $0.01 common stock dividend is reduced from prior levels and is intended to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, Federal Reserve limitations and guidance are relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury.  National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

National Penn may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

National Penn and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. National Penn believes the risk of litigation generally increases during downturns in the national and local economies.  National Penn's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm National Penn's reputation and may cause it to incur significant expense.  Should the ultimate judgments or settlements in any litigation exceed National Penn's insurance coverage, they could have a material adverse effect on National Penn’s financial condition, results of operations and cash flows.  In addition, National Penn may not be able to obtain appropriate types or levels of insurance in the future, nor may National Penn be able to obtain adequate replacement policies with acceptable terms, if at all.

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

National Penn’s businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

●	National Penn’s branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn’s products and services.

●	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

●
Expansion of National Penn’s product and service offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.  Additionally, new product development by new and existing competitors may be more effective, and take place more quickly, than expected.

●
National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons, National Penn’s cost saving strategies, increased governmental oversight or otherwise.

●	Growth and profitability of National Penn’s non-interest income or fee income may be less than expected, particularly as a result of current financial market conditions.

●
General economic or business conditions, either nationally or in the regions in which National Penn does business, may continue to deteriorate or be more prolonged than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or a decision by National Penn to reevaluate staffing levels or to divest one or more lines of business.

●
In the current environment of increased investor activism, including hedge fund investment policies and practices, shareholder concerns or actions may require increased management/board attention, efforts and commitments, which could require a shift in focus from business development and operations.

●	Current stresses in the financial markets may inhibit National Penn's ability to access the capital markets or obtain financing on favorable terms.

●	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn’s earnings.

●	Changes in consumer spending and savings habits could adversely affect National Penn’s business.

●
Negative publicity with respect to any National Penn product or service, employee, director or other associated individual or entity whether legally justified or not, could adversely affect National Penn’s reputation and business.

●	National Penn may be unable to successfully manage the foregoing and other risks and to achieve its current short-term and long-term business plans and objectives.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended      March 31, 2010.  National Penn is not permitted to repurchase shares of its stock under a stock repurchase plan until the earlier of December 12, 2011 or the date on which the U.S. Treasury no longer holds National Penn’s senior preferred stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated March 24, 2010, as filed on March 29, 2010.

10.1
Letter Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 27, 2010, as filed on February 1, 2010).

10.2
Amendment to Employment Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 27, 2010, as filed on February 1, 2010).

10.3
Executive Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated January 27, 2010, as filed on February 1, 2010).

10.4
Consulting and Noncompetition Agreement, dated January 27, 2010, by and between National Penn Bancshares, Inc. and Michael R. Reinhard. (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated January 27, 2010, as filed on February 1, 2010).

10.5	2010 Directors’ Fee Schedule (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated January 27, 2010, as filed on February 1, 2010).

10.6
Restricted Stock Agreement between National Penn Bancshares, Inc. and Scott V. Fainor, dated January 28, 2010.  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form  8-K dated January 28, 2010, as filed on February 3, 2010).

10.7
Non-Qualified Stock Option Agreement between National Penn Bancshares, Inc. and    Keene S. Turner, dated February 1, 2010. (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 28, 2010, as filed on February 3, 2010).

10.8
Form of Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J.
Hughes.  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 4, 2010).

10.9
Form of Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk.  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 4, 2010).

10.10	Form of Non-Employee Directors Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 5, 2010).

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 10, 2010	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and CEO

Date:	May 10, 2010	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer