Form 10-Q
period 2010-06-30
NATIONAL PENN BANCSHARES INC
filed 2010-08-06
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common Stock, no stated par value	126,095,125 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Unaudited
(dollars in thousands)	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$106,059	$106,722
Interest-earning deposits with banks	496,282	496,535
Total cash and cash equivalents	602,341	603,257

Investment securities available for sale, at fair value	1,554,349	1,499,667
Investment securities held to maturity
(Fair value $588,548 and $603,915 for 2010 and 2009, respectively)	579,572	601,923
Other securities	83,676	78,951
Loans and leases held for sale	15,944	18,028
Loans and leases, net of allowance for loan and lease losses of $154,039 and $146,271
for 2010 and 2009, respectively	5,586,252	5,860,201
Premises and equipment, net	109,792	113,556
Accrued interest receivable	35,745	36,565
Bank owned life insurance, redeemed but not settled	64,387	-
Bank owned life insurance	134,925	198,131
Other real estate owned and other repossessed assets	8,974	4,208
Goodwill	273,468	281,623
Other intangible assets, net	27,360	30,943
Unconsolidated investments under the equity method	12,736	12,821
Other assets	132,606	144,036
TOTAL ASSETS	$9,222,127	$9,483,910

LIABILITIES
Non-interest bearing deposits	$834,297	$753,650
Interest bearing deposits	5,661,908	5,985,202
Total deposits	6,496,205	6,738,852

Securities sold under repurchase agreements and federal funds purchased	752,314	737,323
Short-term borrowings	7,000	6,900
Federal Home Loan Bank advances	706,784	756,803
Subordinated debentures	138,125	132,407
Accrued interest payable and other liabilities	44,811	42,157
TOTAL LIABILITIES	8,145,239	8,414,442

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of June 30, 2010 and December 31, 2009	148,180	147,920
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding June 30, 2010 - 126,064,075 - December 31, 2009 -125,713,668.	1,227,354	1,225,635
Accumulated deficit	(308,252)	(302,120)
Accumulated other comprehensive income (loss)	9,606	(1,967)
TOTAL SHAREHOLDERS' EQUITY	1,076,888	1,069,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,222,127	$9,483,910

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans and leases, including fees	$77,830	$84,674	$156,484	$169,642
Investment securities
Taxable	11,457	11,696	22,555	23,310
Tax-exempt	8,803	9,251	17,641	18,598
Federal funds sold and deposits in banks	218	227	465	260
Total interest income	98,308	105,848	197,145	211,810
INTEREST EXPENSE
Deposits	16,464	30,358	34,745	62,022
Securities sold under repurchase agreements and federal funds purchased	2,808	3,037	5,682	6,652
Long-term borrowings	10,393	11,373	20,816	23,415
Total interest expense	29,665	44,768	61,243	92,089
Net interest income	68,643	61,080	135,902	119,721
Provision for loan and lease losses	25,000	37,500	57,500	55,025
Net interest income after provision for loan and lease losses	43,643	23,580	78,402	64,696
NON-INTEREST INCOME
Wealth management	7,238	7,232	14,339	13,847
Service charges on deposit accounts	5,446	6,071	10,787	11,871
Insurance commissions and fees	3,639	4,016	7,410	7,972
Cash management and electronic banking fees	4,614	3,995	8,772	7,643
Mortgage banking	1,231	2,834	2,384	5,254
Bank owned life insurance	1,280	1,275	3,263	2,347
Equity in undistributed net earnings of unconsolidated investments	537	314	700	1,405
Other operating income	2,771	2,659	5,504	5,227
Gain on pension plan curtailment	-	-	4,066	-
Net gains (losses) from fair value changes	1,543	51	(5,718)	(1,847)
Net gains (losses) on sales of investment securities	214	-	214	(2,284)

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	-	(14,347)	(634)	(40,942)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	7,211	-	26,021
Net impairment losses on investment securities	-	(7,136)	(634)	(14,921)
Total non-interest income	28,513	21,311	51,087	36,514

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,999	32,249	60,428	64,266
Net premises and equipment	7,209	7,335	15,207	15,933
Advertising and marketing	1,762	1,893	3,371	3,748
Goodwill impairment	8,250	-	8,250	-
FDIC insurance	4,056	6,536	8,153	8,403
Other operating expenses	14,287	14,639	28,811	26,995
Total non-interest expense	66,563	62,652	124,220	119,345
Income (loss) before income taxes	5,593	(17,761)	5,269	(18,135)
Income tax expense (benefit)	9,132	(10,213)	4,882	(14,386)
NET (LOSS) INCOME	(3,539)	(7,548)	387	(3,749)
Preferred dividends and accretion of preferred discount	(2,005)	(2,095)	(4,010)	(4,149)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(5,544)	$(9,643)	$(3,623)	$(7,898)
PER SHARE OF COMMON STOCK
Basic (loss) earnings available to common shareholders	$(0.04)	$(0.11)	$(0.03)	$(0.09)
Diluted (loss) earnings available to common shareholders	$(0.04)	$(0.11)	$(0.03)	$(0.09)
Dividends paid in cash	$0.01	$0.05	$0.02	$0.22

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B	Accumulated	Other
	Common		Preferred	(Deficit)	Comprehensive
	Shares	Value	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$1,069,468
Comprehensive Income:
Net income				387	-	387
Other comprehensive (loss), net of taxes				-	11,573	11,573
Total comprehensive income				387	11,573	11,960

Cash dividends declared common			-	(2,509)	-	(2,509)
Cash dividends declared preferred			-	(3,750)	-	(3,750)
Shares issued under share-based plans,
net of excess tax benefits	52,652	202	-	-	-	202
Share-based compensation	195,319	895	-	-	-	895
Shares issued from ESPP and dividend
reinvestment plan	102,436	622	-	-	-	622
Amortization of preferred discount			260	(260)	-	-

Balance at June 30, 2010	126,064,075	$1,227,354	$148,180	$(308,252)	$9,606	$1,076,888

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Six Months Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$387	$(3,749)
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	57,500	55,025
Share-based compensation expense	895	879
Depreciation and amortization	8,111	8,747
Deferred income tax expense (benefit)	(107)	(187)
Amortization (accretion) of premiums and discounts on investment
securities, net	(4)	(910)
Investment securities (gains) losses, net	(214)	2,284
(Earnings) losses of equity-method investments, net of distributions	85	(1,405)
Loans originated for resale	(84,511)	(219,818)
Proceeds from sale of loans	87,483	203,322
(Gain) on sale of loans, net	(888)	(3,225)
Loss on sale of other real estate owned, net	433	-
Gain on sale of bank buildings	(223)	-
Increase in fair value of subordinated debt	5,718	1,847
Loss on recognition of impairment on securities	634	14,921
Bank-owned life insurance policy income	(3,263)	(2,347)
Gain on pension plan curtailment	(4,066)	-
Goodwill impairment	8,250	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	820	1,132
(Decrease) Increase in accrued interest payable	(1,717)	5,644
(Increase) decrease in other assets	5,436	5,230
Increase (decrease) in other liabilities	6,113	(27,377)
Net cash provided by operating activities	86,872	40,013
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held to maturity	22,141	14,698
Purchase of investment securities held to maturity	(50)	(124,539)
Proceeds from sales of investment securities available for sale	6,668	16,761
Proceeds from maturities and repayments of investment securities available for sale	213,232	196,916
Purchase of investment securities available for sale	(259,560)	(371,102)
Proceeds from sale of loans previously held for investment	10,973	-
Net decrease (increase) in loans and leases	195,923	(12,340)
Purchases of premises and equipment	(2,212)	(708)
Claims from bank owned life insurance	2,082	-
Proceeds from the sale of other real estate owned	4,354	957
Proceeds from sale of bank buildings	911	2,550
Net cash provided by (used in) investing activities	194,462	(276,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in core deposits	54,967	171,281
Net increase (decrease) in certificates of deposit	(297,614)	250,487
Net increase (decrease) in securities sold under
agreements to repurchase and federal funds purchased	14,991	32,504
Net increase (decrease) in short-term borrowings	100	(402)
Repayments of long-term borrowings	(49,259)	(112,722)
Proceeds from shares issued under share-based plans	230	533
Excess tax benefits (expense) on share-based plans	(28)	(35)
Issuance of shares under dividend reinvestment and optional cash	622	68,875
Cash dividends, common	(2,509)	(17,999)
Cash dividends, preferred	(3,750)	(3,187)
Net cash (used in) provided by financing activities	(282,250)	389,335
Net increase (decrease) in cash and cash equivalents	(916)	152,541
Cash and cash equivalents at beginning of year	603,257	195,830
Cash and cash equivalents at end of period	$602,341	$348,371

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
Interest	$62,961	$86,446
Taxes	-	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
Transfers of loans to other real estate	$9,539	$368
Transfers from other real estate	4,787	957
Other than temporary impairment on investment securities	634	40,942
Dividends accrued not paid on preferred stock	938	938
Transfer of investment securities from available-for-sale	-	251,711
to held to maturity

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

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries, including National Penn Bank (“National Penn Bank”) and Christiana Bank & Trust Company (“Christiana”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications had no effect on reported net income.  The following reclassifications were made to the previously reported amount as of and for the three and six months ended June 30, 2010:

•
Deposits at the Federal Reserve Bank were previously included in “cash and due from banks” and were reclassified to “interest earning deposits in banks” on the consolidated balance sheet.  Interest income on deposits at the Federal Reserve Bank was reclassified from non-interest income to interest income in the consolidated statement of operations.

2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income includes net income and certain other items which affect equity during the six months ended June 30, 2010:

	Six months ended June 30, 2010
	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax
	Amount	(Benefit)	Amount

Net income	$5,269	$4,882	$387

Unrealized holding gains arising during period	19,485	6,821	12,664
Less reclassification adjustment for losses
realized in net income	(420)	(147)	(273)
Unrealized gains on investment securities	19,905	6,968	12,937
Unrealized gain on cash flow derivatives	237	-	237
Net effect of pension curtailment	(2,465)	(864)	(1,601)
Other comprehensive income	17,677	6,104	11,573
Total comprehensive income	$22,946	$10,986	$11,960

	Three months ended June 30, 2010
	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax
	Amount	(Benefit)	Amount

Net income (loss)	$5,593	$9,132	$(3,539)

Unrealized holding gains arising during period	17,986	6,411	11,905
Less reclassification adjustment for gains
realized in net income	214	75	139
Unrealized gains on investment securities	17,772	6,220	11,552
Unrealized gain on cash flow derivatives	339	-	339
Other comprehensive income	18,111	6,220	11,891
Total comprehensive income	$23,704	$15,352	$8,352

Accumulated other comprehensive income (loss) was comprised of the following components, after-tax:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Unrealized gains on investment securities	$20,750	$7,813
Unrealized (losses) on cash flow derivatives	(2,508)	(2,745)
Unrecognized pension costs	(8,636)	(7,035)
Total accumulated other comprehensive income (loss)	$9,606	$(1,967)

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	June 30, 2010
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$105,248	$57	$-	$105,305
U.S. Government agency securities	46,151	184	(48)	46,287
State and municipal bonds	359,810	7,810	(8,053)	359,567
Mortgage-backed securities/
Collateralized mortgage obligations	992,509	34,653	(1,116)	1,026,046
Corporate securities and other	14,638	90	(1,684)	13,044
Marketable equity securities	4,070	353	(323)	4,100
Total	$1,522,426	$43,147	$(11,224)	$1,554,349

Held to Maturity
U.S. Treasury securities	$352	$3	$-	$355
State and municipal bonds	431,605	8,203	(2,609)	437,199
Mortgage-backed securities	147,615	3,398	(19)	150,994
Total	$579,572	$11,604	$(2,628)	$588,548

	December 31, 2009
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$145,457	$60	$(85)	$145,432
U.S. Government agency securities	88,254	306	(156)	88,404
State and municipal bonds	367,837	6,107	(9,742)	364,202
Mortgage-backed securities/
Collateralized mortgage obligations	866,817	20,309	(2,952)	884,174
Corporate securities and other	14,745	150	(1,801)	13,094
Marketable equity securities	4,540	142	(321)	4,361
Total	$1,487,650	$27,074	$(15,057)	$1,499,667

Held to Maturity
U.S. Treasury securities	$354	$7	$-	$361
State and municipal bonds	436,108	5,917	(3,897)	438,128
Mortgage-backed securities	165,461	1,020	(1,055)	165,426
Total	$601,923	$6,944	$(4,952)	$603,915

Gains and losses from sales of investment securities are as follows:

	For the six months
	ended June 30,
	2010	2009
Gains	$214	$77
Losses	-	(2,361)
Net gains (losses) from sales of
investment securities	$214	$(2,284)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010.

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	-	$-	$-	$-	$-	$-	$-
U. S. Government agency securities	1	10,004	(48)	-	-	10,004	(48)
State and municipal bonds	310	134,241	(3,815)	61,204	(6,847)	195,445	(10,662)
Mortgage-backed securities/
Collateralized mortgage obligations	38	24,894	(147)	28,370	(988)	53,264	(1,135)
Corporate securities and other	13	2,793	(223)	6,094	(1,461)	8,887	(1,684)
Total debt securities	362	171,932	(4,233)	95,668	(9,296)	267,600	(13,529)
Marketable equity securities	4	603	(304)	70	(19)	673	(323)
Total	366	$172,535	$(4,537)	$95,738	$(9,315)	$268,273	$(13,852)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	5	$75,370	$(85)	$-	$-	$75,370	$(85)
U. S. Government agency securities	6	50,042	(156)	-	-	50,042	(156)
State and municipal bonds	403	195,155	(4,837)	62,303	(8,802)	257,458	(13,639)
Mortgage-backed securities/
Collateralized mortgage obligations	112	313,331	(2,127)	23,869	(1,880)	337,200	(4,007)
Corporate securities and other	11	-	-	6,754	(1,801)	6,754	(1,801)
Total debt securities	537	633,898	(7,205)	92,926	(12,483)	726,824	(19,688)
Marketable equity securities	4	714	(321)	-	-	714	(321)
Total	541	$634,612	$(7,526)	$92,926	$(12,483)	$727,538	$(20,009)

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2010 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$145,555	$145,996	$11,560	$11,741
Due after one through five years	102,011	104,074	14,302	14,601
Due after five through ten years	231,961	243,531	24,434	24,830
Due after ten years	1,038,829	1,056,648	529,276	537,376
Marketable equity securities	4,070	4,100	-	-
	$1,522,426	$1,554,349	$579,572	$588,548

Investment securities were pledged as collateral for the following:

(dollars in thousands)	June 30,	December 31,
	2010	2009
Deposits	$717,274	$484,685
Repurchase agreements	836,945	719,073
FHLB advances	86,459	94,970
	$1,640,678	$1,298,728

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

Recorded OTTI - During the first quarter of 2010 the Company recorded $0.6 million of OTTI on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter. This security was sold during the second quarter of 2010.  No additional securities were considered other-than-temporarily impaired during the three months ended June 30, 2010.   As of June 30, 2010, the Company does not have any amounts recorded in OCI for the non credit-related component of OTTI as a result of security sales in 2009 for which all other-than-temporarily impaired debt securities were sold.

Investments in Debt Securities – The majority of the investment portfolio is comprised of U.S. Treasury, Government Agency, state and municipal, mortgage-backed securities, and collateralized mortgage obligations.  The unrealized losses in the Company’s investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for twelve months or longer is attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, etc.).  At June 30, 2010, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in credit spreads for municipal issuers relative to credit spreads at the time of their purchase.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $83.7 million and $79.0 million as of  June 30, 2010 and December 31, 2009, respectively. The balance includes FHLB Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period.

4.  LOANS

(dollars in thousands)	June 30,	December 31,
	2010	2009
Commercial and industrial loans and leases	$1,088,161	$1,168,506
Real estate loans:
Construction and land development	404,292	534,315
Residential	2,530,182	2,542,301
Other (non-farm, non-residential)	1,486,487	1,527,350
Loans to individuals	247,113	252,028
Total loans	5,756,235	6,024,500
Allowance for loan and lease losses	(154,039)	(146,271)
Net loans	$5,602,196	$5,878,229

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories. Total loans included the reclassification of overdrafts as loans of $2.7 million at June 30, 2010 and $1.6 million at December 31, 2009.

(2)	Loan classifications are shown net of unamortized costs of $1.9 million at June 30, 2010 and $44,000 at December 31, 2009.

Allowance for loan and lease losses rollforward:

	For the three months ended		For the six months ended
(dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Beginning allowance	$153,850	$86,273	$146,271	$84,006
Provision for loan and lease losses	25,000	37,500	57,500	55,025
Recoveries	2,505	2,299	5,066	3,085
Chargeoffs	(27,316)	(27,759)	(54,798)	(43,803)
Net Chargeoffs	(24,811)	(25,460)	(49,732)	(40,718)
Ending allowance	$154,039	$98,313	$154,039	$98,313

Impaired and restructured loans:

(dollars in thousands)	June 30, 2010		December 31, 2009
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$67,250	$-	$73,309	$-
Impaired loans with a specific reserve	21,625	8,023	49,207	12,810
Restructured loans	7,324	2,195	576	-
Total impaired and restructured loans	$96,199	$10,218	$123,092	$12,810

Undrawn commitments to lend on restructured loans	$-		$-

	For the three months		For the six months
(dollars in thousands)	ended June 30,		ended June 30,
	2010	2009	2010	2009
Gross interest due on impaired loans	$1,860	$1,820	$3,984	$3,086
Interest received on impaired loans	48	78	127	86
Net impact of interest income of impaired loans	$1,812	$1,751	$3,857	$3,000

Average recorded investment in impaired loans	$105,547	$77,592	$112,134	$56,600

5.  DEPOSITS

(dollars in thousands)	June 30,	Yield	December 31,	Yield
	2010		2009
Savings	$455,061	0.31%	$414,886	0.31%
NOW Accounts	1,130,026	0.39%	1,284,143	0.69%
Money Market Accounts	1,763,631	0.91%	1,675,369	1.27%
CDs $100 or less	1,543,947	2.08%	1,607,148	3.24%
CDs greater than $100	769,243	1.83%	1,003,656	2.28%
Total Interest Bearing Deposits	5,661,908	1.22%	5,985,202	1.85%
Total Non-Interest Bearing Deposits	834,297		753,650
Total Deposits	$6,496,205	1.07%	$6,738,852	1.65%

At June 30, 2010 maturities of certificates of deposits were as follows:

(dollars in thousands)	2010	$860,612
	2011	988,950
	2012	238,178
	2013	84,747
	2014	104,366
	Thereafter	36,337
		$2,313,190

6.  BORROWINGS

(dollars in thousands)	June 30, 2010		December 31, 2009
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements
and federal funds purchased	$752,314	1.54%	$737,323	1.94%
Short-term borrowings	7,000	0.00%	6,900	0.00%
Federal Home Loan Bank advances	706,784	4.34%	756,803	4.17%
Subordinated debentures accounted for at fair value	60,804	8.78%	55,086	9.55%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.72%	77,321	5.91%
Total borrowings and other debt obligations	$1,604,223	3.27%	$1,633,433	3.52%

(1) The effective rate includes the impact of the interest rate swaps.

7.  EARNINGS PER SHARE

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income for EPS:
Net (loss) income available to common shareholders	$(5,544)	$(9,643)	$(3,623)	$(7,898)

Calculation of shares:
Weighted average basic shares	126,045,667	87,415,723	125,960,351	84,523,069
Dilutive effect of:
Share-based compensation	-	-	-	-
Warrants	-	-	-	-
Weighted average fully diluted shares	126,045,667	87,415,723	125,960,351	84,523,069

Earnings per common share:
Basic	$(0.04)	$(0.11)	$(0.03)	$(0.09)
Diluted	$(0.04)	$(0.11)	$(0.03)	$(0.09)

Stock options, restricted share and warrants were not included in the computation of diluted loss per share, since they were anti-dilutive due to the net loss available to common shareholders. The three months ended June 30, 2010 excluded 4.5 million stock options with exercise prices ranging from $5.60 to $21.49 per share and excluded 18,380 restricted shares and units with an average grant price of $7.13.  The six months ended June 30, 2010 excluded stock options totaled 4.5 million stock options with exercise prices ranging from $5.60 to $21.49 per share and excluded 17,669 restricted shares and units with an average grant price of $6.91.

The three months ended June 30, 2009 excluded 4.7 million stock options with exercise prices ranging from $7.30 to $21.49 per share and excluded 11,558 restricted shares and units with an average grant price of $19.22.  The six months ended June 30, 2009 excluded 1.4 million stock options with exercise prices ranging from $17.67 to $21.49 per share and excluded 34,081 restricted shares and units with an average grant price of $17.79 per share.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	June 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,136,218	$85,909	$9,222,127
Total deposits	6,496,205	-	6,496,205
Net interest income (loss)	70,566	(1,923)	68,643
Total non-interest income	15,760	12,753	28,513
Total non-interest expense	59,536	7,027	66,563
Net (loss) income available to common shareholders	(3,799)	(1,745)	(5,544)

	For the Six Months Ended
	June 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (loss)	$139,684	$(3,782)	$135,902
Total non-interest income	34,358	16,729	51,087
Total non-interest expense	110,288	13,932	124,220
Net (loss) income available to common shareholders	5,182	(8,805)	(3,623)

	As of and for the Three Months Ended
	June 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,654,775	$103,138	$9,757,913
Total deposits	6,811,654	-	6,811,654
Net interest income (loss)	62,672	(1,592)	61,080
Total non-interest income	8,752	12,559	21,311
Total non-interest expense	51,565	11,087	62,652
Net (loss) income available to common shareholders	(7,239)	(2,404)	(9,643)

	For the Six Months Ended
	June 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (loss)	$123,288	$(3,567)	$119,721
Total non-interest income	15,782	20,732	36,514
Total non-interest expense	99,942	19,403	119,345
Net (loss) income available to common shareholders	(1,909)	(5,989)	(7,898)

9.    SHARE-BASED COMPENSATION

At June 30, 2010, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2010, 2.5 million of these shares remain available for issuance.  The Company has 209,503 awards expiring during the next twelve months ending June 30, 2011.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Unaudited Consolidated Statements of Operations.  Share-based compensation expense of $492,000 and $441,000 was recognized for the three months ended June 30, 2010 and 2009, respectively.  Share-based compensation expense of $895,000 and $879,000 was recognized for the six months ended June 30, 2010 and 2009, respectively.  Total cash received during the six months ended June 30, 2010 for activity under the Plans was $230,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the six months ended June 30, 2010 and 2009 was $188,000 and $385,000, respectively.

As of June 30, 2010, there was approximately $2.2 million of total unrecognized compensation cost related to unvested stock options; that is expected to be recognized over a weighted-average period of less than five years.

10.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The expected contribution to the pension plan for plan year 2010 is approximately $650,000.  This expected contribution may be reduced to $0 if the plan’s credit balance is applied toward reducing the contribution requirement.

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

Net periodic defined benefit pension expense for the six months ended June 30, 2010 and 2009 included the following components:

(dollars in thousands)	Six Months Ended June 30,
	2010	2009
Service cost	$546	$1,440
Interest cost	1,112	1,018
Expected return on plan assets	(1,401)	(1,132)
Amortization of prior service cost	(61)	(258)
Amortization of unrecognized net actual loss	453	682
Net periodic benefit cost - recurring	649	1,750
Non-recurring curtailment gain	(4,066)	-
Net periodic benefit (gain) cost	$(3,417)	$1,750

11.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,568,532	$1,561,877
Commitments to fund mortgages held for sale	15,944	19,596
Commitments to sell mortgage to investors	40,737	31,908
Letters of credit	167,383	175,394

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

Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2010 and December 31, 2009:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,508	0.35%	3.26%	1.33
Total derivatives used in hedging
relationships		$75,000	$-	$2,508	0.35%	3.26%	1.33

December 31, 2009
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,745	0.28%	3.26%	1.83
Total derivatives used in hedging
relationships		$75,000	$-	$2,745	0.28%	3.26%	1.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The Company entered into receives floating, pay fixed interest rate swaps for period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $3.0 million at June 30, 2010.

Summary information regarding interest rate swap derivative activities at June 30, 2010 and December 31, 2009 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2010
Receive fixed - pay floating
interest rate swaps	92	$228,001	$23,994	$-	6.16%	2.02%	5.11
Pay fixed - receive floating
interest rate swaps	92	228,001	-	23,994	2.02%	6.16%	5.11
Net interest rate swaps		$456,002	$23,994	$23,994	4.09%	4.09%	5.11

December 31, 2009
Receive fixed - pay floating
interest rate swaps	98	$268,156	$17,307	$-	6.11%	1.90%	5.04
Pay fixed - receive floating
interest rate swaps	98	268,156	-	17,307	1.90%	6.11%	5.04
Net interest rate swaps		$536,312	$17,307	$17,307	4.00%	4.00%	5.04

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

The following financial statement line items were impacted by the Company’s derivative activity as of and for the six months ended June 30, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2010	June 30, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $2.5 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $1.1 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $24.0 million.	offsetting $6.7 million changes.

Other derivatives:
Forward sale commitments	Increase to other assets of $502,000.	Increase to mortgage banking income of $596,000.
Interest rate locks	Increase to other liabilities of $608,000.	Decrease to mortgage banking income of $660,000.

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

•
The markets for U.S. Government agency are active, but the exact (cusip) securities owned by the Company are traded thinly or infrequently. Therefore the price for these securities is determined by reference to transactions in securities with similar yields, maturities and other features (matrix priced).

•
State and municipal bonds owned by the Company are traded thinly or infrequently, and as a result the fair value is estimated in reference to securities with similar yields, credit ratings, maturities, and in consideration of any prepayment assumptions obtained from market data.

•
Collateralized mortgage obligations and mortgage-backed securities are generally unique securities whose fair value is estimated using market information for new issues and adjusting for the features of a particular security by applying assumptions for prepayments, pricing spreads, yields and credit ratings.

•
Corporate securities owned by the Company are traded thinly or infrequently. Therefore, the fair value for these securities is determined by reference to transactions in other issues of these securities with similar yields and features.

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

•
Corporate securities owned by the Company are not traded in active markets and prices for securities with similar features are unavailable. The fair value for each security is estimated in reference to benchmark transactions by security type based upon yields, credit spreads and option features.

•
Marketable equity securities are securities not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and therefore additional quotations from brokers may be obtained. Additional indications of pricing, which are considered, include subsequent financing rounds or pending transactions. The reported fair value is based upon the information the Company’s judgment with respect to the information it is able to reliably obtain.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of June 30, 2010 was $60.8 million.  Non-interest income included a loss of $5.7 million and a loss of $1.8 million for the change in fair value of the subordinated debenture for the six months ended June 30, 2010 and 2009, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$105,305	$105,305	$-	$-
U.S. Government agency securities	46,287	-	46,287	-
State and municipal bonds	359,567	-	359,567	-
Mortgage-backed securities/
Collateralized mortgage obligations	1,026,046	-	1,026,046	-
Corporate securities and other	13,044	2,061	2,550	8,433
Marketable equity securities	4,100	3,001	-	1,099
Investment securities, available for sale	1,554,349	110,367	1,434,450	9,532

Forward sale commitments	502	-	502	-
Interest rate swap agreements	23,994	-	23,994	-

Liabilities
Subordinated debentures	$60,804	$60,804	$-	$-
Interest rate locks	608	-	608	-
Interest rate swap agreements	26,502	-	26,502	-

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$145,432	$145,432	$-	$-
U.S. Government agency securities	88,404	-	88,404	-
State and municipal bonds	364,202	-	364,202	-
Mortgage-backed securities/
Collateralized mortgage obligations	884,174	-	884,174	-
Corporate securities and other	13,094	2,059	2,631	8,404
Marketable equity securities	4,361	3,171		1,190
Investment securities, available for sale	1,499,667	150,662	1,339,411	9,594

Interest rate locks	52	-	52	-
Interest rate swap agreements	17,307	-	17,307	-

Liabilities
Subordinated debentures	$55,086	$55,086	$-	$-
Forward sale commitments	94	-	94
Interest rate swap agreements	20,052	-	20,052	-

During the six months ended June 30, 2010, the Company did not make any significant transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities
	Available for Sale
	June 30, 2010	December 31, 2009
Assets
Beginning Balance	$9,594	$11,722
Total gains/(losses)
Included in earnings	-	(272)
Included in other comprehensive income/(loss)	40	(944)
Purchases, issuances, and settlements	-	-
Maturities	(102)	-
Reclassification to Level 1	-	(912)
Ending balance	$9,532	$9,594

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans and leases held for sale	$-	$15,944	$-	$15,944
Impaired loans, net	-	-	85,981	85,981
OREO and other repossessed assets	-	-	8,974	8,974

December 31, 2009:
Assets
Loans and leases held for sale	$5,595	$12,433	$-	$18,028
Impaired loans, net	-	-	110,282	110,282
OREO and other repossessed assets	-	-	4,208	4,208

Fair value for loans and leases held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no additional write-downs recorded to loans held for sale as of June 30, 2010 and December 31, 2009.

Loans held for sale at December 31, 2009 included $5.6 million of shared national credits which the Company intended for sale but had not yet settled. The loans were recorded at the contractual sales price which resulted from a competitive bid process. As such, these loans were included in the Level 1 category. Subsequent to December 31, 2009, the loans were settled and removed from the consolidated balance sheet.

Impaired and restructured loans totaled $96.2 million with a specific reserve of $10.2 million at June 30, 2010, compared to $123.1 million with a specific reserve of $12.8 million at December 31, 2009. Fair value for impaired and restructured loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of June 30, 2010 and December 31, 2009.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required by GAAP. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at June 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$602,341	$602,341	$603,257	$603,257
Investment securities available for sale	1,554,349	1,554,349	1,499,667	1,499,667
Investment securities held to maturity	579,572	588,548	601,923	603,915
Loans and leases held for sale	15,944	15,944	18,028	18,028

Commercial and industrial loans and leases	1,088,161	1,040,664	1,162,911	1,003,558
Real Estate loans:
Construction and land development	404,292	386,645	534,315	455,004
Residential	2,530,182	2,419,743	2,542,301	2,346,243
Other (non-farm, non-residential)	1,486,487	1,421,604	1,527,350	1,403,654
Loans to individuals	231,169	221,079	239,595	212,039
Total loans	5,740,291	5,489,735	6,006,472	5,420,498
Allowance for loan and lease losses	(154,039)	-	(146,271)	-
Net loans	5,586,252	5,489,735	5,860,201	5,420,498

OREO and other repossessed assets	8,974	8,974	4,208	4,208
Forward sale commitments	502	502	-	-
Interest rate locks	-	-	52	52

LIABILITIES
Non-interest bearing deposits	$834,297	$834,297	$753,650	$753,650
Interest-bearing deposits	3,348,718	3,348,718	3,374,398	3,374,398
Deposits with stated maturities	2,313,190	2,331,600	2,610,804	2,624,755
Repurchase agreements, federal funds
purchased and short-term borrowings	759,314	759,314	744,223	744,223
FHLB advances	706,784	794,419	756,803	828,887
Subordinated debentures	138,125	138,125	132,407	132,407
Forward sale commitments	-	-	94	94
Interest rate locks	608	608	-	-

            For June 30, 2010 and December 31, 2009, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

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

Fair value for subordinated debentures that float with Libor are estimated to equal the carrying amount exclusive of related hedges.

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

14.           CONTINGENCIES

Reyes v. Zions First National Bank, et al. On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff’s bank account by telemarketers, deposited into the telemarketers’ accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover an unspecified amount of damages on behalf of himself and a purported nationwide class.  National Penn plans on vigorously defending this lawsuit.  At this time it is too early to determine the likelihood of an outcome or the ultimate liability, if any, resulting from this matter.

In the normal course of business, the Company has been named as a defendant in various other lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

15.           DISPOSITIONS

The Company entered into a definitive agreement on June 23, 2010 to sell the stock of Christiana for a cash purchase price of $34.5 million. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2010.

The sale includes two commercial bank branches located in Delaware and the trust asset administration business. As of June 30, 2010, Christiana’s assets totaled $213 million, including loans of $114 million and deposits of $175 million which are included in the sale of Christiana.  The transaction resulted in a goodwill impairment charge of $8.3 million which was recorded in the Unaudited Consolidated Statement of Operations during the three and six month periods ended June 30, 2010.

Expenses incurred in connection with the sale of Christiana are not expected to be material and are included in other operating expenses within non-interest expense in the Unaudited Consolidated Statement of Operations.

16.           GOODWILL

The table below provides a roll-forward of the components of the Company’s goodwill for the six months ended June 30, 2010:

(Dollars in thousands)	December 31, 2009	Activity	June 30, 2010

Goodwill	$556,623	$95	$556,718
Accumulated Impairment	(275,000)	(8,250)	(283,250)
Goodwill, net	$281,623	$(8,155)	$273,468

During the three and six months ended June 30, 2010 the Company recorded $8.3 million of goodwill impairment related to the planned sale of one of its businesses, Christiana, based upon a sales price below the Company’s carrying value, an impairment indicator.

In addition, as of June 30, 2010 the Company performed the annual impairment test of goodwill for each of its reporting units, which are “community banking” and “other.” As of June 30, 2010, the carrying value of goodwill assigned to the community banking reporting unit was approximately $235 million and the carrying value of goodwill assigned to the other reporting unit was approximately $23 million. Because Christiana was determined to be a discrete business for which impairment was separately evaluated, it was excluded from the annual impairment test. Upon completion of the transaction, the remaining carrying value of goodwill at Christiana of approximately $15 million will be removed from the consolidated balance sheet.

The other reporting unit passed the step one goodwill impairment test with its fair value substantially in excess of its carrying value, inclusive goodwill assigned to it. As a result, no further analysis was performed. However, the community banking reporting unit failed the step one test, resulting in a potential indicator of impairment and the performance of a step two test. The step two test for the community banking reporting unit did not result in goodwill impairment.  Refer to Goodwill within Financial Condition of Item 2 of this report for additional discussion.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and six months ended June 30, 2010, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan and lease losses;
•	goodwill and other intangible assets;
•	income taxes; and
•	other-than-temporary impairment.

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

At June 30, 2010, National Penn operated 127 offices. It has 124 community banking offices in Pennsylvania and one office in Maryland through National Penn Bank and its HomeTowne Heritage Bank, KNBT and Nittany Bank divisions. National Penn also has two offices in Delaware through its wholly-owned subsidiary, Christiana Bank & Trust Company.

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

Overview

Three months ended June 30, 2010 compared to June 30, 2009

For the three months ended June 30, 2010, the Company recorded a net loss available to common shareholders of $5.5 million, or a loss of $0.04 per diluted share. This represents an increase of $4.1 million from the net loss available to common shareholders of $9.6 million or $0.11 per common share for the three months ended June 30, 2009.  Adjusted net income excludes certain items which management believes affect the comparability of results between periods and totaled $9.8 million for the second quarter of 2010, or $0.08 per diluted share, compared to a loss of $2.0 million, or $0.03 per diluted share for the second quarter of 2009. Adjusted net income excluded the effects of the following items during the second quarter:

•	Non-interest expense included an $8.3 million non-tax deductible goodwill impairment charge resulting from the pending sale of Christiana, announced on June 23, 2010.

•
Income tax expense for the three months ended June 30, 2010 included an additional $8.1 million of income taxes related to the planned redemption of separate account bank-owned life insurance (BOLI) policies.

•	Non-interest income for the three months ended June 30, 2009 included $7.1 million, or $4.6 million after-tax, for net impairment on investment securities.

•	Non-interest expense for the second quarter of 2009 included a special assessment from the FDIC of $4.7 million, or $3.0 million after-tax.

•	Non-interest income included a $1.5 million gain, or $1.0 million after-tax, on subordinated debentures accounted for at fair value compared to $0.1 million in the prior year quarter.

Net interest income increased $7.6 million from $61.1 million for the three months ended June 30, 2009 to $68.6 million for the three months ended June 30, 2010.

•	Interest expense declined $15.1 million to $29.7 million for the three months ended June 30, 2010.
•	Interest income declined $7.5 million for the three months ended to $98.3 million.
•	The resulting net interest margin improved to 3.50% for the three months ended June 30, 2010 compared to 3.06% for the same period in 2009.

The provision for loan and lease losses (the “provision”) was $25.0 million for the three months ended  June 30, 2010, compared to $37.5 million for the same period in 2009.

•	The provision for the three months ended June 30, 2010 was consistent with net charge-offs of $24.8 million for the period.
•	The allowance for loan and lease losses (the “allowance”) increased to $154.0 million at June 30, 2010.

Non-interest income increased $7.2 million to $28.5 million for the three months ended June 30, 2010 compared to $21.3 million for the prior year period primarily as a result of $7.1 million of other-than-temporary impairment recorded in the prior year of which there was none in the current quarter.

Non-interest expense totaled $66.6 million for the three months ended June 30, 2010 compared to $62.7 million for the same period in 2009. The increase was primarily due to:

•	Goodwill impairment from the planned sale of Christiana totaling $8.3 million was recorded during the second quarter of 2010.
•	Salaries, wages, and employee benefits decreased $1.3 million.

•	FDIC insurance expense decreased $2.5 million to $4.1 million due to the special assessment by the FDIC in the second quarter of 2009.
•	Other operating expenses decreased $0.4 million.

Six-months ended June 30, 2010 compared to June 30, 2009

For the six months ended June 30, 2010, the Company recorded a net loss available to common shareholders of $3.6 million, or a loss of $0.03 per diluted share.  This represents an increase of $4.3 million from the net loss available to common shareholders of $7.9 million or $0.09 per common share for the six months ended June 30, 2009.  Adjusted net income totaled $13.8 million for the six months ended June 30, 2010, or $0.11 per diluted share, compared to $6.0 million, or $0.07 per diluted share for the comparative period in 2009. Adjusted net income excludes certain items which management believes affect the comparability of results between periods and were as follows for the six months ended:

•	Non-interest expense included an $8.3 million non-tax deductible goodwill impairment charge resulting from the pending sale of Christiana.

•
Non-interest income for the six months ended June 30, 2009 included $14.9 million, or $9.7 million after-tax, for net impairment on investment securities compared to $0.6 million for the six months ended June 30, 2010.

•	Income tax expense for the six months ended June 30, 2010 included $8.1 million of income taxes related to the planned redemption of separate account BOLI policies.

•
Non-interest income included a $5.7 million loss, or $3.7 million after-tax, on subordinated debentures accounted for at fair value compared to a loss of $1.8 million, or $1.2 million after-tax, in the prior year-to-date period.

•	Non-interest expense for 2009 included a second quarter special assessment from the FDIC of $4.7 million, or $3.0 million after-tax.

•	Non-interest income included a $4.1 million, or $2.6 million after-tax, gain on the first quarter 2010 curtailment of the Company’s defined benefit pension plan.

The annualized return on average tangible common equity declined from (3.53%) for the six months ended June 30, 2009 to (1.18%) for the six months ended June 30, 2010 primarily as a result of decrease in the net loss available to common shareholders of $4.3 million and an increase in common shares outstanding due to $225 million of capital raised in fiscal 2009.

Year-to-date net interest income increased $16.2 million to $136 million, compared to $120 million for the six months ended June 30, 2009.

•	Interest expense declined $30.8 million to $61.2 million for the six months ended June 30, 2010.

•	Interest income declined $14.7 million for the six months ended to $197 million.

•	Year-to-date net interest margin improved to 3.47% for the six months ended June 30, 2010 compared to 3.09% in 2009.

The provision year to date totaled $57.5 million an increase of $2.5 million compared to $55.0 million for the six months ended June 30, 2009.

•	Provision exceeded net charge-offs of $49.7 million by $7.8 million compared to charge-offs of $40.7 million in the first half of 2009.

•	The allowance increased from $146.3 million at December 31, 2009 to $154.0 million at June 30, 2010.

•	Non-performing loans declined $26.6 million from $126 million at December 31, 2009 to $99.2 million at June 30, 2010.

•	Coverage of the allowance as a percentage of non-performing loans increased to 155% at June 30, 2010 compared to 116% at December 31, 2009.

•	The allowance to total loans and leases increased from 2.43% at December 31, 2009 to 2.68% at June 30, 2010.

Non-interest income for the six months ended June 30, 2010 increased $14.6 million to $51.1 million compared to $36.5 million for the six months ended June 30, 2009 and included the following changes:

•
Net impairment on investment securities and realized gains on investments improved non-interest income for the six months ended June 30, 2010 by $16.8 million as June 30, 2009 included $14.9 million for net impairment on investment securities and $2.3 million of realized losses from investment sales compared to impairments of $0.6 million and gains on security sales of $0.2 million for current year-to-date period.

•	The Company recognized a gain from the first quarter curtailment of its defined benefit pension plan of $4.1 million for the six months ended June 30, 2010.

•	Mortgage banking income decreased $2.9 million to $2.4 million year-to-date.

•
The loss on subordinated debentures accounted for at fair value resulted in a decrease of $3.9 million as year-to-date 2010 results included a $5.7 million loss compared to a loss of $1.8 million in the prior year-to-date period.

Non-interest expense totaled $124 million for the six months ended June 30, 2010 compared to $119 million for the six months ended June 30, 2009. The increase was primarily due to:

•	Goodwill impairment from the planned sale of Christiana totaling $8.3 million was recorded during the second quarter of 2010.

•	Salaries, wages, and employee benefits decreased $3.8 million.

           This Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  National Penn’s management uses these non-GAAP measures in its analysis of National Penn’s performance. These measures should not be considered a substitute for GAAP basis measures nor should they be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of the following non-GAAP financial measures, which exclude the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of National Penn.

•
Annualized return on average tangible common equity excludes the average balance of acquisition-related goodwill and intangible assets and the average balance of preferred equity in determining average tangible shareholders’ equity.  Annualized return on average tangible equity provides a method to assess management’s success in utilizing the company’s tangible common capital.

•
Tangible book value excludes from total equity goodwill, intangible assets and preferred stock.  Banking and financial institution regulators also exclude goodwill and intangible assets from shareholders’ equity when assessing the capital adequacy of a financial institution.  Tangible book value provides a method to assess the level of tangible net assets on a per share basis.

•
Adjusted net income excludes the effects of certain after-tax gains and losses.  Adjusted net income provides a method to assess earnings performance by excluding items that management believes are not comparative among the periods presented.

Management believes the use of non-GAAP measures will help readers compare National Penn’s current results to those of prior periods as presented in the accompanying tables.

The following table reconciles the non-GAAP adjusted net income performance measure to the GAAP performance measure of net income available to common shareholders and diluted earnings per share.

(dollars in thousands)	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Adjusted net income reconciliation
Net loss available to common shareholders	$(5,544)	$(9,643)	$(3,623)	$(7,898)
After tax gain on pension plan curtailment	-	-	(2,643)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	(1,003)	(33)	3,717	1,201
OTTI	-	4,639	-	9,699
After tax special FDIC assessment	-	3,006	-	3,006
BOLI tax expense	8,081	-	8,081	-
Goodwill impairment	8,250	-	8,250	-
Adjusted net income (loss) available to common shareholders	$9,784	$(2,031)	$13,782	$6,008

Earnings per share
Net loss available to common shareholders	$(0.04)	$(0.11)	$(0.03)	$(0.09)
After tax gain on pension plan curtailment	-	-	(0.02)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	(0.01)	-	0.03	0.01
OTTI	-	0.05	-	0.11
After tax special FDIC assessment	-	0.03	-	0.04
BOLI tax expense	0.06	-	0.06	-
Goodwill impairment	0.07	-	0.07	-
Adjusted net income (loss) available to common shareholders	$0.08	$(0.03)	$0.11	$0.07

The following table reconciles the non-GAAP performance measure, annualized return on average tangible equity, to the GAAP performance measure, annualized return on average shareholders’ equity:

	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Return on average tangible common equity
Return on average shareholders' equity	-1.32%	-2.52%	0.07%	-0.64%
Effect of preferred equity	-1.08%	-1.14%	-0.86%	-0.89%
Effect of goodwill and intangibles	-1.20%	-4.67%	-0.39%	-2.00%
Return on average tangible common equity	-3.60%	-8.33%	-1.18%	-3.53%
Average tangible equity:
Average shareholders' equity	$1,076,188	$1,199,198	$1,075,623	$1,187,909
Average preferred equity	(148,117)	(144,408)	(148,054)	(144,509)
Average goodwill and intangibles	(309,851)	(590,593)	(310,812)	(591,698)
Average tangible common equity	$618,220	$464,197	$616,757	$451,702

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of June 30, 2010 and December 31, 2009

Assets

The Company’s total assets were $9.2 billion at June 30, 2010, a decrease of $262 million or 2.8% from the $9.5 billion at December 31, 2009. The decrease was primarily in loans which declined $266 million during the first six months of 2010.

Loans and Leases

Loans and leases, net of the allowance decreased $274 million, or 4.7%, to $5.6 billion at June 30, 2010 from $5.9 billion at December 31, 2009.  The decrease in loans was primarily the result of continued soft loan demand from economic uncertainty in the markets served by the Company in addition to an increase in the allowance for loan and lease losses to $154.0 million at June 30, 2010 from $146.3 million at December 31, 2009 and net charge-offs of $49.7 million for the six months ended June 30, 2010.

As of June 30, 2010, the Company’s total loan portfolio was comprised of the following categories of loans:

•
Loans to individuals to finance the purchase of personal assets or activities are substantially collateralized by residential real estate. This represents $247 million or 4.3% of total loans and leases, which is consistent with December 31, 2009 levels.

•	Residential real estate loans totaled $2.5 billion or 44.0% of total loans, a decrease of $12.1 million since December 31, 2009.

•
Commercial and industrial loans and leases totaled $1.1 billion and comprised 18.9% of total loans and leases outstanding at June 30, 2010. The balance declined $80.3 million from $1.2 billion at December 31, 2009.

•
Real estate construction and land development loans decreased $130 million, or 24.3%, during the year to $404 million from $534 million at December 31, 2009.  Real estate construction and land development loans comprised 7.0% of the loan portfolio at June 30, 2010.

•	Other real estate loans decreased $40.9 million to $1.5 billion at June 30, 2010 and comprised 25.8% of total loans outstanding.

Allowance for Loan and Lease Losses and Non-Performing Assets

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance which is adequate to absorb its inherent losses. The process includes segregating the loan portfolio by risk characteristics. This is primarily accomplished by separating loan types as well as loan risk designations including but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” delinquencies, overdrafts, loans to customers having experienced recent operating losses and loans identified by management as impaired. On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. A classified loan is one which is paying as agreed, but based upon management’s analysis is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. All classified loans are evaluated to determine whether they are non-performing or whether it is probable they will become non-performing, based on facts and circumstances.

When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on “non-performing status,” accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Values of collateral securing customer loans are confirmed through regular updates and reviews, but at a minimum are updated every six to nine months for all loans designated as “Special Mention” and for classified loans. During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

The analysis and analytical process performed by management in the calculation of the allowance is ongoing, and adjustments may be made based on the assessments of internal and external influences on credit quality. Those influences include, but are not limited to:

•	Unemployment
•	Delinquency
•	Trends in loan volume
•	Portfolio growth
•	Portfolio concentrations
•	Board and loan review oversight
•	Exceptions to policy

The Company’s customers are affected by local, regional, and national economic conditions. As such, understanding and evaluating economic conditions is a vital part of the Company’s risk management.  Per Federal Reserve data, vacancy rates have been nearly level, but rents have been flat to down.  The outlook among Third District business contacts is guardedly positive, but the level of optimism has waned somewhat since the last Beige Book.  Manufacturers forecast a rise in shipments and orders during the next six months, although the balance of positive over negative views has declined since the previous report.  Retailers expect sales to expand slightly but believe consumer confidence remains fragile.

The Company’s markets demonstrated initial signs of stabilization beginning in the third quarter of 2009. Employment data suggests that the stress in local labor markets has subsided somewhat.  Demographic and employment trends resulting from the economic downturn continue to decrease demand for housing in the region, which resulted in weakness in real estate and collateral values. Purchases of new homes declined during the second quarter after a tax credit expired, showing the market remains dependent on government support. As a result, new home median sale prices decreased 9.6% as compared to the same month last year.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	June 30	December 31,
	2010	2009

Nonperforming loans	$99,196	$125,786
Nonperforming loans to total loans	1.72%	2.09%
Delinquent loans	$30,174	$25,464
Delinquent loans to total loans	0.52%	0.42%
Classified loans	$512,628	$501,485
Classified loans to total loans	8.91%	8.32%
Tier 1 capital and ALLL	$987,565	$955,489
Classified loans to Tier 1 capital and ALLL	51.91%	52.45%
Total loans and leases, including loans held for sale	$5,756,235	$6,024,500

At June 30, 2010, classified loans totaled $513 million, an increase of $11.1 million, or 2.2%, from $501 million at December 31, 2009. The classified loan increase was primarily attributed to three credits aggregating approximately $30 million, related to the construction and development industry offset by payments and charge-offs during the period. Delinquent loans also trended slightly upward to $30.2 million or 0.52% of total loans and leases at June 30, 2010 compared to 0.42% or $25.5 million at December 31, 2009. Delinquent loans, despite the increase, have remained stable, within an eleven basis point band as a percent of total loans over the past five quarters.

                The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Nonaccrual loans and leases	$88,875	$122,516
Restructured loans	7,324	576
Impaired and restructured loans	96,199	123,092
Loans past due 90 or more days as to interest or principal	2,997	2,694
Total non-performing loans	99,196	125,786
Other real estate owned and other repossessed assets	8,974	4,208
Total non-performing assets	$108,170	$129,994

Total loans and leases, including loans held for sale	$5,756,235	$6,024,500
Average total loans and leases	$5,920,790	$6,286,831
Allowance for loan and lease losses	$154,039	$146,271

Allowance for loan and lease losses to:
Non-performing assets	142%	113%
Non-performing loans	155%	116%
Total loans and leases	2.68%	2.43%
Average total loans and leases	2.60%	2.33%

	June 30,	December 31,
	2010	2009
Non-accrual loans and leases with partial charge-offs	$40,026	$38,933
Life-to-date partial charge-offs on nonaccrual loans and leases	44,745	45,645
Charge-off rate of nonaccrual loans and leases	52.8%	54.0%

Non-performing loans declined $26.6 million, or 21.1% to $99.2 million at June 30, 2010 as compared to $126 million at December 31, 2009, primarily due to continued focus on loan workout.  As a percentage of total loans, nonperforming loans were 1.72% at June 30, 2010, compared to 2.09% at December 31, 2009.  Non-performing loans include $40.0 million of non accrual loans which have been partially charged-off by 52.8%.  Non-accrual loans and restructured loans, are evaluated individually and also include $10.2 million of allowance on $28.9 million of underlying principal.  As a result, the carrying value of impaired and restructured loans have been reduced by $10.2 million of specific reserves and by $44.7 million of partial charge-offs, which results in life to date net write-downs of 39%.  A portion of the Company’s impaired loans have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible.  The Company does not believe these amounts are material.

Non-performing assets also declined during the first six months of 2010 to $108 million or 1.88% of total loans and leases compared to $130 million at December 31, 2009 or 2.16% of total loans and leases. Loan workout efforts and charge-offs exceeded the volume of new loans added to non-accrual during the period, significantly contributing to the decline.  Other real estate owned (“OREO”) and other repossessed assets increased during the first half of 2010 largely as a result of transfers of two commercial properties to OREO totaling $6.4 million during the second quarter offset by sales of OREO during the period.  There was also an increase to restructured loans of $6.7 million to $7.3 million at June 30, 2010 from $0.6 million at December 31, 2009 due to the Company’s effort to assist distressed residential customers who were in danger of losing their homes to foreclosure.

The following table shows the composition (1) of the Company’s non-performing assets:

(dollars in thousands)	June 30,	December 31,
	2010	2009
Commercial and Industrial	$33,712	$40,618
Real Estate-Permanent	18,958	19,277
Real Estate-Construction	35,728	46,832
Leases	468	396
Residential Mortgages	11,422	12,800
Consumer	4,227	6,842
Loans Past Due 90+Days	2,997	2,694
Total Other Repossessed Assets	658	535
Total Non-performing Assets + Loans 90 Days Past Due	$108,170	$129,994

(1) Based upon the Company's internal classifications.

An analysis of loan and lease charge-offs (1) for the three and six months ended June 30, 2010 as compared to June 30, 2009 is as follows:

(dollars in thousands)	For the three months ended		For the six months ended
	June 30		June 30
	2010	2009	2010	2009
Commercial and Industrial	$8,608	$14,791	$10,770	$21,388
Real Estate-Permanent	1,510	3,029	1,869	3,023
Real Estate-Construction	6,327	5,038	24,754	6,272
Leases	5	274	103	362
Residential Mortgages	5,368	978	8,068	1,543
Consumer	2,902	1,235	3,988	7,868
Overdraft	91	115	180	262
Net Loans Charged-off	$24,811	$25,460	$49,732	$40,718

Net charge-offs (annualized) to:
Total loans and leases	1.72%	1.61%	1.74%	1.30%
Average total loans and leases	1.70%	1.60%	1.69%	1.29%
Allowance for loan and lease losses	64.43%	103.60%	65.11%	83.52%

(1) Based upon the Company's internal classifications.

The Company’s continued focus on workout and reduction of problem assets resulted in the following:

·	Non-performing real estate loans decreased 17.3%, or $11.4 million from December 31, 2009. Charge-offs in real-estate loans totaled $26.6 million during the six months ended June 30, 2010.
·	Non-performing commercial and industrial loans declined 17.0% or $6.9 million. Charge-offs in C&I loans totaled $10.8 million during the six months ended June 30, 2010.
·
Non-performing residential mortgages decreased $1.4 million, to $11.4 million, primarily due to the sale of purchased mortgage loans offset by $7.3 million of residential mortgage modifications. Residential mortgage charge-offs were $8.1 million for the year to date 2010.

Overall, net charge-offs increased $9.0 million to $49.7 million for the six months ended June 30, 2010 compared to the $40.7 million net charge-offs during the same period in 2009. Net charge-offs declined $0.7 million to $24.8 million compared to $25.5 million recorded during the three months ended June 30, 2009.  The Company continues to utilize charge-offs as a tool to expeditiously resolve problem loans in order to put problem loans behind it.

The following table shows a rollforward of the allowance for loan and lease losses:

	For the three months ended		For the six months ended
(dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Beginning Allowance	$153,850	$86,273	$146,271	$84,006
Provision for loan and lease losses	25,000	37,500	57,500	55,025
Recoveries	2,505	2,299	5,066	3,085
Chargeoffs	(27,316)	(27,759)	(54,798)	(43,803)
Net Chargeoffs	(24,811)	(25,460)	(49,732)	(40,718)
Ending Allowance	$154,039	$98,313	$154,039	$98,313

The Company continued to experience deterioration of certain credit quality indicators during the first half of 2010, but the pace of deterioration appears to be slowing. Classified loans increased during the six months ended June 30, 2010, as the Company continues to proactively identify and resolve problem assets. The level of non-performing assets and loans declined from December 31, 2009 to June 30, 2010 as a direct result of management’s focus on accelerated resolution.

Classified loans decreased $19.4 million or 3.7% during the three months ended June 30, 2010.  The level of non-performing assets declined $14.6 million or 11.9% from March 31, 2010 to June 30, 2010, while charge-offs were relatively flat for the three months ended June 30, 2010 when compared to the first quarter of 2010.  Charge-offs decreased 2.5% compared to the three months ended June 30, 2009. The provision for loan and lease losses decreased to $25.0 million for the quarter ended June 30, 2010 compared to $37.5 million for June 30, 2009.

Because economic uncertainty persists, the Company increased the allowance to $154.0 million at June 30, 2010 from $146.3 million at December 31, 2009, which resulted in a provision for loan and lease losses for the six months ended June 30, 2010 of $57.5 million, which exceeded charge-offs for the period by $7.8 million.

The following table shows the composition of the allowance for loan and lease losses:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Specific reserves	$10,218	$12,810
Allocated reserves	138,200	129,700
Unallocated reserves	5,621	3,761
Total Allowance for Loan and Lease Losses	$154,039	$146,271

The increase to the allowance was recorded primarily in allocated reserves, which increased by $8.5 million as a result of historical loss trends and environmental factors. The allocated reserves are the largest component of the allowance and comprised 90% of the allowance at June 30, 2010. In addition, the unallocated reserve was increased to $5.6 million at June 30, 2010 from $3.8 million at December 31, 2009 to recognize volatility in the economy, historical losses, and uncertainty in the migration of loans. Despite the increase during the first half of 2010, the unallocated reserve comprised 3.6% of the total allowance. Management believes the unallocated reserve is necessary to address the level of uncertainty which results from economic trends and credit quality indicators.

Investment Securities

Investment securities increased $32.3 million to $2.1 billion at June 30, 2010, primarily as a result of purchases of investment securities available for sale totaling $260 million and unrealized net appreciation of the fair value of securities totaling $19.9 million. Repayment and sales partially offset the purchases of investment securities available for sale in the amount of $220 million; repayments and maturities also caused a $22.1 million decrease to investment securities held to maturity.

Other investments increased $4.7 million from $79.0 million at December 31, 2009 to $83.7 million at June 30, 2010 due to the purchase of Philadelphia Federal Reserve Bank stock during the first quarter. National Penn Bank is a member bank and is required to subscribe for six percent of its capital and surplus, which is measured annually at December 31st. Any purchases or redemptions to attain the requirement occur during the first quarter of each fiscal year.

During the first quarter of 2010, the Company recorded $0.6 million of other-than-temporary impairment (‘OTTI’) on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter. The Company no longer intended to hold this security to recovery, and the security was subsequently sold during the second quarter of 2010. There were no additional security impairments recognized during 2010. In comparison, the statement of operations for the six-months ended June 30, 2009 included net impairment losses on investment securities of $14.9 million. Also, the Company early adopted new OTTI guidance in the first quarter of 2009 which required credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/(loss) (“OCI”), in the first quarter of 2009.  Upon adoption, the Company reclassified $12.4 million, after-tax, for the noncredit-related portion of OTTI losses previously recognized in earnings. This amount was reflected as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI (“AOCI’). The securities underlying the 2009 OTTI were disposed of during the fourth quarter of 2009.

Goodwill

Goodwill on the consolidated balance sheet decreased to $273 million at June 30, 2010 from $282 million at December 31, 2009. The decrease in goodwill resulted from an $8.3 million goodwill impairment charge recorded during the second quarter of 2010 as a result of the pending sale of Christiana which was announced on June 23, 2010. The Company determined that the announced sale represented an indicator of impairment, since Christiana was determined to be a separate business and, inclusive of its goodwill, the carrying value was in excess of the sales price.

In addition, the goodwill assigned to each of the Company’s reporting units is tested for impairment at least annually as of June 30th. The annual goodwill impairment test, excluding Christiana, was performed as of June 30, 2010, and it was concluded that there was no additional goodwill impairment.

Evaluation of goodwill impairment requires substantial judgment, since the test includes estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. Third party specialists are utilized to assist in developing assumptions during the testing process. The goodwill impairment test incorporates discounted cash flow analysis and the use of two separate marked-based approaches.

The step one and step two tests incorporated assumptions related to merger and acquisition values, control premiums, synergies available to a potential acquirer (net of transaction expenses), views on regulatory matters, and expectations for returns given the perceived level of risk in the financial services and banking industry. The assumptions we utilized were consistent with the interim impairment test performed as of December 31, 2009, which reflected the continued deterioration of the industry and market data. In addition, the analysis utilizes projected financial performance, which has been negatively impacted by credit quality as a result of economic deterioration. The Company’s projections assume that the current economic climate improves gradually over several quarters. In addition, existing legislative and regulatory requirements were assumed to continue for the duration of the analysis.

The Company’s business segments are its reporting units, which are “Community Banking” and “Other,” for purposes of the goodwill impairment test.  Prior to the impairment test the carrying value of goodwill assigned to the Community Banking reporting unit was $235 million and the carrying value of goodwill assigned to the Other reporting unit was $23 million, exclusive of Christiana. Upon testing, the Other reporting unit passed the step one test with its fair value substantially in excess of its carrying value, inclusive goodwill assigned to it.  As a result, no further analysis was performed for the Other reporting unit.

The step two goodwill impairment test for the Community Banking reporting unit was intended to be a measure of the “amount” of goodwill impairment, if any, resulting from failure of the step one test. In the performance of the step two test, management measured the implied fair value of goodwill in the Community Banking reporting unit as if an acquirer of the Community Banking reporting unit in a business combination. This was achieved by estimating and assigning fair values to the assets and liabilities of the reporting unit. The fair value of net assets (fair value of all assets other than goodwill, minus the fair value of liabilities) was subtracted from the fair value of the reporting unit calculated in step one to determine the implied value of goodwill. The difference between the Community Banking reporting unit’s implied value of goodwill from the step two test exceeded the carrying value of goodwill, and therefore goodwill was determined to not be impaired.

The unrecorded adjustments to material assets and liabilities not already measured at fair value on the Company’s balance sheet for purposes of the step two test for the Community Banking reporting unit included:

•	Core Deposit Intangibles
•	Loans
•	Certificates of deposit
•	Borrowings (FHLB Advances and Repurchase agreements)

The conclusions of the goodwill impairment evaluation are subject to assumptions or changes thereto, and any additional, adverse economic developments that cause further deterioration in the industry or adversely affect the Company’s financial performance could negatively affect the assumptions underlying our analysis and the estimates management made. Such developments could cause the performance of additional tests which could result in impairment.

Liabilities

Liabilities totaled $8.1 billion at June 30, 2010 a decrease of $269 million, or 3.2%, from $8.4 billion at December 31, 2009. Total deposits, the Company’s primary source of funding, decreased $243 million during the first half of 2010. This reduction was achieved through the previously mentioned management initiative to improve profitability by reducing the cost of deposits. This strategy resulted in the reduction of balances of wholesale and municipal customers. Throughout 2010, the Company has maintained its focus on improvements in deposit mix and discipline in deposit pricing. Deposit composition changed as follows during the six months ended June 30, 2010:

•	Non-interest bearing deposits increased $80.6 million, or 10.7%, to $834 million at June 30, 2010 from $754 million at December 31, 2009.

•
Overall, core deposits increased $55.0 million during 2010, $4.2 billion at June 30, 2010. The increase was due to an $88.3 million increase in money market, an increase in savings of $40.2 million and the aforementioned increase in non-interest bearing deposits. The increases were offset by a decrease in NOW accounts of $154.1 million.

•
Certificates of deposits decreased $298 million, or 11.4% from $2.6 billion at December 31, 2009 to $2.3 billion at June 30, 2010. The decline was primarily in CDs with balances greater than $100 thousand which decreased $234 million, or 23.3% to $769 million at June 30, 2010.

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.6 billion at June 30, 2010, which was a decrease of $29.2 million or 1.8% from December 31, 2009.  Borrowings were as follows as of and for the six months ended June 30, 2010:

•
Securities sold under repurchase agreements and federal funds purchased totaled $752 million at  June 30, 2010, and increased $15.0 million, or 2.0%, from $737 million at December 31, 2009 due   to additional borrowings under securities repurchase agreements resulting from an increase in cash management repurchase agreements with new customers.

•	Short-term borrowings are comprised of treasury, tax and loan payments and increased $0.1 million from $6.9 million at December 31, 2009 to $7.0 million at June 30, 2010.

•	FHLB advances decreased $50.0 million, or 6.61%, to $707 million at June 30, 2010 from $757 million at December 31, 2009, due to advances that matured during the year.

•
Subordinated debentures increased $5.7 million from $132 million at December 31, 2009 to $138 million at June 30, 2010, due to an increase in fair value of the $65.2 million (par) of the subordinated debentures accounted for at fair value. This increase was recorded as a reduction to non-interest income in the statement of operations for the six months ended June 30, 2010.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2010, an increase of $7.4 million from December 31, 2009. Activity during the six months ended June 30, 2010 included:

•	Net income of $0.4 million;
•	Cash dividends on preferred stock of $3.8 million;
•	Cash dividends on common stock of $2.5 million; and
•	An increase to accumulated other comprehensive income of $11.6 million.

For the six months ended June 30, 2010, accumulated other comprehensive income increased $11.6 million to $9.6 million.  The primary reasons for the net increase, after-taxes were:

•	Increase to the fair market value of investment securities available for sale of $12.9 million;

•	$0.2 million increase from a decrease in the fair market value of the effective portion of cash flow hedges which are in a liability position; and

•
Offsetting the two previous items was a $1.6 million decrease resulting from the pension plan curtailment during the first quarter of 2010, which reclassified the unrecognized prior service cost (gain) out of AOCI and into the consolidated statement of operations.

Results of operations for the six months ended June 30, 2010 and June 30, 2009

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the six months ended June 30, 2010 as compared to the same period in 2009.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using a 35% effective tax rate.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	2010			2009
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks and federal funds sold	$399,704	$466	0.23%	$247,380	$260	0.20%

U.S. Treasury	145,584	298	0.41%	20,315	17	0.17%
U.S. Government agencies	1,176,592	20,948	3.59%	976,580	21,073	4.35%
State and municipal	796,114	26,859	6.80%	820,518	28,333	6.96%
Other bonds and securities	98,609	1,309	2.68%	142,359	2,220	3.14%
Total investments	2,216,899	49,414	4.49%	1,959,772	51,643	5.31%

Commercial loans and lease financing	3,973,926	104,590	5.31%	4,342,860	112,429	5.22%
Installment loans	959,981	25,100	5.27%	975,418	27,223	5.63%
Mortgage loans	986,883	28,456	5.81%	1,047,819	31,749	6.11%
Total loans and leases	5,920,790	158,146	5.39%	6,366,097	171,401	5.43%
Total earning assets	8,537,393	208,026	4.91%	8,573,249	223,304	5.25%
Allowance for loan and lease losses	(163,947)			(91,166)
Non-interest earning assets	909,067			1,144,750
Total assets	$9,282,513			$9,626,833

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$5,737,498	$34,745	1.22%	$5,942,153	$62,022	2.10%

Securities sold under repurchase agreements
and federal funds purchased	744,095	5,682	1.54%	644,732	6,652	2.08%
Short-term borrowings	6,926	-	0.00%	7,424	-	0.00%
Long-term borrowings	882,300	20,817	4.76%	1,033,620	23,415	4.57%
Total interest bearing liabilities	7,370,819	61,244	1.68%	7,627,929	92,089	2.43%
Non-interest bearing deposits	799,434			723,040
Other non-interest bearing liabilities	36,637			87,955
Total liabilities	8,206,890			8,438,924
Equity capital	1,075,623			1,187,909
Total liabilities and equity capital	$9,282,513			$9,626,833
INTEREST RATE MARGIN		146,782	3.47%		131,215	3.09%
Tax equivalent interest		10,880			11,494
Net interest income		$135,902			$119,721

  The following table allocates changes in FTE interest income and interest expense based upon volume and rate changes.  For purposes of this table, variances not solely due to rate or volume are allocated to volume.  Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)	Six Months Ended June 30,
	2010 over 2009
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$175	$31	$206
Securities:
U.S. Treasury	228	53	281
U.S. Agencies	3,909	(4,034)	(125)
State and municipal	(832)	(642)	(1,474)
Other bonds and securities	(614)	(297)	(911)
Total investment securities	2,691	(4,920)	(2,229)
Loans:
Commercial loans and leases	(9,684)	1,844	(7,839)
Installment loans	(425)	(1,698)	(2,123)
Mortgage loans	(1,798)	(1,495)	(3,293)
Total loans	(11,907)	(1,348)	(13,255)
Total interest income	$(9,041)	$(6,237)	$(15,278)

Interest Expense:
Interest bearing deposits	$(2,068)	$(25,209)	$(27,277)
Securities sold under repurchase
agreements and federal funds purchased	926	(1,896)	(970)
Short-term borrowings	-	-	-
Long-term borrowings	(3,539)	941	(2,598)
Total borrowed funds	(2,613)	(955)	(3,568)
Total interest expense	(4,681)	(26,164)	(30,845)
Increase (decrease) in interest income	$(4,360)	$19,927	$15,567

Net interest income for the six months ended June 30, 2010 was $136 million, an increase of $16.2 million or 13.5% compared to the $120 million for the same 2009 period.  The net interest margin expanded 38 basis points to 3.47% for the six months ended June 30, 2010 from 3.09% in the prior year period.  Net interest margin during the second quarter of 2010 continued to expand to 3.50% as the rates on liabilities continued to decline faster than the rates on assets, led by improvements in deposit mix.

Interest income (FTE) for the six months ended June 30, 2010 was $208 million, a $15.3 million or 6.8% decrease as compared to $223 million for the same period in 2009.  The average yield on interest-earning assets decreased 34 basis points to 4.91% and resulted in a $6.2 million decrease to interest income as the low interest rate environment continues to lead to declines in asset yields. In addition, earning assets declined $35.9 million from June 30, 2009 to June 30, 2010 which contributed $9.0 million to the decrease in interest income.

Loans experienced a $1.3 million decrease in interest income due to declines in interest rates. Declining interest rates were most prominent for installment loans which were impacted by $1.7 million, as the mix of these loans continues to change toward lines of credit away from personal term loans and resulted in a lower blended rate. The underlying balance of installment loans was $960 million at June 30, 2010 and comprised 16.2% of average loans. The average interest rate on mortgage loans declined 30 basis points from June 30, 2009 to June 30, 2010 and resulted in a $1.5 million decrease to interest income. The Company continues to sell more of its mortgage loan production that it portfolios, and the Company’s mortgage banking activities led to a $60.9 million decrease in the average balance between the periods and a decrease to net interest income of $1.8 million from June 30, 2009 to June 30, 2010. Commercial loans and leases comprised 67.1% of total average loans, and management focus on disciplined pricing improved interest income by $1.8 million for the periods presented, as the average rate expanded 9 basis points to 5.31%. However, continued soft loan demand led to a $369 million decrease in the average balance of commercial loans and leases and resulted in a $9.7 million reduction to interest income for the six months ended June 30, 2010 when compared to the prior year period.

Interest income on investment securities experienced a $4.9 million decrease due interest rate declines, most notably U.S. Government Agency securities. Maturities and repayments on these securities caused the average yield to decline from 4.35% at June 30, 2009 to 3.59% at June 30, 2010. The decline in interest rate was nearly offset by an increase in the average balance of U.S. Agency securities which increased $200 million to $1.2 billion at June 30, 2010. Overall, interest income on investment securities decreased during the period by $2.2 million due to yield declines from payoffs and maturities for state and municipal and other bonds and securities.

Interest expense for the six months ended June 30, 2010 was $61.2 million, a decrease of $30.9 million or 33.5% compared to $92.1 million for the same period in 2009.  During the first six months of 2010, the average cost of interest-bearing liabilities was 1.68%, a decrease of 75 basis points from 2.43% for the first six months of 2009.  The Company has continued to focus on improvements in deposit mix and managing high cost, non-relationship based wholesale and municipal deposit customers.  This strategy contributed almost entirely to the decline in interest expense.  Maturing FHLB advances caused a $3.5 million decrease to interest expense for long-term borrowings from June 30, 2009 to June 30, 2010, while continued low interest rates contributed $1.9 million to the decrease through the use of borrowings under securities repurchase agreements.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $57.5 million for the six months ended June 30, 2010, compared to $55.0 million for the same period in 2009. The provision for the six months ended June 30, 2010 exceeded net charge-offs by $7.8 million, which increased the allowance to $154.0 million at June 30, 2010. The allowance as a percentage of non-performing loans increased to 155% at June 30, 2010, and the allowance to total loans and leases also increased to 2.68% for the same period. The improvements in credit quality metrics during the period stemmed mostly from declining levels of non-performing loans, assets, and classified loans. The Company has been responsive to deterioration in credit quality and has continued to work proactively on early identification and resolution of credit quality issues. Economic conditions resulted in adverse credit experience which drove increases in classified loans, non-performing loans, and charge-offs during 2009 and year-to-date 2010. These  credit trends led to initiatives to strengthen the balance sheet, which included increases to the allowance. In early 2010, credit quality indicators were mixed for National Penn, but it appears that credit quality is beginning to stabilize during the second quarter. Credit quality measures in the second quarter of 2010 were directionally consistent and have improved from the first quarter of 2010. For additional analysis of the allowance refer to “Allowance for Loan Losses and Non-Performing Assets.”

Non-Interest Income

Non-interest income for the six months ended June 30, 2010 increased $14.8 million to $51.1 million compared to $36.5 million for the six months ended June 30, 2009. Substantial reductions in net impairment on investment securities and realized gains and losses on investment securities improved non-interest income for the six months ended June 30, 2010 by $16.8 million. The six months ended June 30, 2009 included $14.9 million for net impairment on investment securities and $2.3 million of realized losses from investment sales as compared to impairments of $0.6 million and gains on security sales of $0.2 million for current year-to-date period. In addition, the Company recognized a gain from the first quarter curtailment of the defined benefit pension plan of $4.1 million for the six months ended June 30, 2010.

Overall, fee-based income was stable for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and was as follows:

Increases:

•
Cash management and electronic banking fees increased, 14.8%, or $1.1 million, to $8.8 million as a result of sustained efforts on deposit products and improvements in the number of cash management customers and customers with debit cards.

•
Wealth management income increased 3.6%, or $0.5 million, to $14.3 million. Exclusive of the sale of Vantage, wealth management income increased $2.1 million or 17% compared to the six months ended June 30, 2009 which resulted from appreciation of the broad equity markets and improved investment sales within the retail and asset management platforms.

Decreases:

•
Service charges on deposit accounts decreased 9.1%, or $1.1 million to $10.8 million, due to declines in overdraft volume, resulting from improved customer saving levels. This trend has resulted in an increase in the average balance per account.

•
Insurance commissions and fees decreased 7.1%, or $0.6 million, to $7.4 million due to continued “softness” in the insurance industry resulting from economic conditions which affected commercial, property and casualty, and health insurance clients.

Also during the first half of 2010, bank-owned life insurance income increased $0.9 million to $3.3 million primarily as a result of a gain from a claim received in the first quarter of 2010 of $0.8 million. Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and declined $0.7 million to $0.7 million for the six months ended June 30, 2010, as the timing of fund activities and “exits” are intermittent.

Offsetting increases to non-interest income during the period was a loss on subordinated debentures accounted for at fair value which reduced non-interest income by $3.9 million as year-to-date 2010 results included a $5.7 million loss compared to a $1.8 million loss for the prior year. Mortgage banking income decreased $2.9 million to $2.4 million year-to-date as a result of lower refinance demand when compared to the prior year period.

Non-Interest Expense

Non-interest expense totaled $124 million for the six months ended June 30, 2010 compared to $119 million for the same period in 2009. The increase of $4.9 million was due to goodwill impairment from the planned sale of Christiana totaling $8.3 million recorded during the second quarter of 2010. Other operating expenses also increased by $1.8 million for the same period, primarily due to loan workout expense and increased outside services expense.

The increases to non-interest expense were offset by a $3.8 million decrease to salaries, wages, and employee benefits which totaled $60.4 million for the six-months ended June 30, 2010. The decrease from $64.3 million for the six months ended June 30, 2009 was due primarily to reductions in incentive compensation and other expense controls for salaries and benefits. Also, net premises and equipment expense and marketing expense declined $0.7 million and $0.4 million, respectively as compared to the first half of 2009. The reductions reflect the Company’s efforts to control expenses and mitigate the negative impact of regulatory compliance costs and workout expenses.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 was $4.9 million compared to a benefit of $14.4 million for the six months ended June 30, 2009. The redemption of the separate account BOLI resulted in a taxable gain for which taxes of $8.1 million were recorded during the second quarter of 2010. The redemption did not result in pre-tax income or loss because of the stable value wrap, which protected the Company for its book carrying value. Income before taxes totaled $5.3 million for the six months ended June 30, 2010 and included a  non-tax deductible goodwill impairment expense resulting from the announced sale of Christiana. In contrast, the Company reported a loss before income taxes of $18.1 million for the same period a year ago with a similar level of tax free income level and permanent differences, aside from the second quarter 2010 goodwill impairment.

The Company’s net deferred tax asset (“DTA”) decreased to $75.2 million at June 30, 2010 from $83.9 million at December 31, 2009. The decrease was primarily due to the taxes on BOLI of which $6.3 million could be offset by the Company’s net operating loss (“NOL”) carryforward. In addition, the fair value of investment securities available for sale appreciated in value and resulted in an increased deferred tax liability (“DTL”) of $7.0 million. The decreases to the net DTA were offset slightly by deferred taxes resulting from increases to the allowance during 2010.

Each quarter, the Company evaluates the realizability of the DTA. As of June 30, 2010, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Positive evidence included the utilization of $6.3 million of the DTA during the second quarter as a result of the BOLI redemption. In addition, the announced sale of Christiana is expected to result in a taxable gain for which the NOL can be utilized to offset the payment of taxes.

 During the second quarter of 2010, the net DTA was no longer fully excluded from regulatory capital based upon the application of the regulatory guidelines. If there are substantial, adverse economic developments that deteriorate credit quality or profitability, the judgments made regarding the Company’s ability to utilize the deferred tax asset may change. This would result in additional income tax expense being recorded in the Consolidated Statement of Operations. These types of events or valuation allowance would impact regulatory capital by the amount no longer disallowed.

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of June 30, 2010:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$39,382	$6,328	$9,511	$6,811	$16,732
Remaining contractual maturities of time deposits	2,313,190	1,657,174	476,356	178,268	1,392
FHLB advances	706,784	77,633	112,909	52,500	463,742
Subordinated debentures	138,125	-	-	-	138,125
Dividends on Preferred Stock*	93,750	7,500	15,000	24,000	47,250
Total	$3,291,231	$1,748,635	$613,776	$261,579	$667,241

*Term is unlimited; assumed 10 year term from inception.

The Company’s primary source of liquidity is core deposits obtained from retail, business and institutional banking customers. The Company supplements liquidity from core deposits with a mix of wholesale funding.   The Company’s wholesale sources of funds include:

•	Relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

•
The Company is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and has the ability to borrow within applicable limits in the form of advances secured by pledges of certain qualifying assets.

•	Overnight funds are available from the Federal Reserve Bank (“FRB”) via the discount window, and serves as an additional source of liquidity.

As measured using the Consolidated Statement of Cash Flows, for the six months ended June 30, 2010, the Company used  $0.9 million in net cash and equivalents versus providing $153 million for the six months ended June 30, 2009.  Cash was deployed during the first six months of 2010 in the following ways:

Investing activities

•	$260 million of investment security purchases

Financing activities

•	$298 million reduction of certificates of deposit
•	$49.3 million of payments for maturing of FHLB advances
•	$3.8 million of dividends paid on preferred stock and $2.5 million of dividends paid on common stock

Operating activities generated $86.9 million of net cash for the six months ended June 30, 2010 compared to $40.0 million for the six months ended June 30, 2009.  During the six months ended June 30, 2010, cash was generated from the following additional sources:

Investing activities

•	$235 million of investment securities maturities
•	$196 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$15 million of cash from borrowings under securities repurchase agreements with customers
•	$55 million increase in core deposits

Capital

At June 30, 2010, National Penn, National Penn Bank and Christiana’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to exceed the minimum capital requirements in the foreseeable future.  In addition, National Penn Bank is in compliance with the individual minimum capital ratios resulting from its informal agreement with its primary regulator which requires the following minimum capital ratios: Tier 1 leverage of at least 8.0%, Tier 1 risk-based capital ratio of at least 10.0%, and total risk-based capital of at least 12.0%.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009

The Company	9.41%	8.88%	13.64%	12.66%	14.91%	13.92%
National Penn Bank	8.60%	7.86%	12.43%	11.21%	13.70%	12.47%
Christiana	9.26%	7.13%	15.46%	14.24%	16.73%	15.51%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.  As of June 30, 2010, a portion of the net deferred tax asset continues to be excluded from the computation of National Penn and National Penn Bank’s capital.

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2010:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan commitments	$1,568,532	$776,378	$183,287	$80,932	$527,935
Letters of credit	167,383	108,275	56,419	-	2,689
Total	$1,735,915	$884,653	$239,706	$80,932	$530,624

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward sale commitments, and interest rate swaps.  Certain of those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets.  The Company records an allowance for financial instruments with off-balance-sheet risk in other liabilities on the balance sheet to account for incremental credit and performance risk, not already recognized in the financial statements.  At June 30, 2010, the allowance for off balance sheet commitments totaled $1.2 million.

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

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally includes accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities of assets and liabilities (“repricing gap”).

•	Risk that assets will repay or customers withdraw prior to contractual maturity (“prepayments”).

•	Changes in yields and the shape of the yield curve (“yield curve risk”).

•	Timing of changes in interest rates – the time period it takes for one interest rate index to change compared to another, given changes in market conditions (“optionality”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,

•	Changes to maturity terms offered on products,

•	Changes to types of products offered, and/or

•	Use of wholesale products such as advances from the FHLB or interest rate swaps.

The Company uses a simulation model to identify and manage its interest rate risk profile.  The model measures projected net interest income “at-risk” and anticipated changes in net income and economic value of equity.  The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates Company developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments.

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

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at June 30, 2010:

	Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years
Interest-earning assets:
Interest bearing deposits at banks	$496,282	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities and other securities	196,178	485,002	684,178	852,239
Loans and Leases (1)	2,505,839	955,098	1,965,236	330,061
Total interest-earning assets	3,198,299	1,440,100	2,649,414	1,182,300
Cumulative total interest-earning assets	3,198,299	4,638,399	7,287,813	8,470,113

Liabilities and Equity
Interest bearing deposits	3,683,175	1,322,717	654,624	1,392
Borrowed funds	595,441	77,103	331,437	462,117
Subordinated debt	77,321	-	-	60,804
Total interest-bearing liabilities	4,355,937	1,399,820	986,061	524,313
Cumulative total interest-bearing liabilities	4,355,937	5,755,757	6,741,818	7,266,131

Interest-earning assets less interest -bearing
liabilities	(1,157,638)	40,279	1,663,353	657,987

Cumulative interest-rate sensitivity gap	$(1,157,638)	$(1,117,359)	$545,995	$1,203,982

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

(dollars in thousands)
	June 30, 2010		June 30, 2009
Change in	Change in Net Interest Income		Change in Net Interest Income
Interest Rates	$	%	$	%
(in basis points)
+ 300	$24,397	8.78%	$10,177	3.58%
+ 200	16,037	5.77%	5,918	2.08%
+ 100	7,631	2.75%	1,729	0.61%
- 100	(7,815)	-2.81%	794	0.28%
- 200	(16,590)	-5.97%	(6,070)	-2.13%
- 300	(17,135)	-6.17%	(14,017)	-4.93%

As measured by the net interest income analysis, the Company should benefit over the next twelve months by an increase in interest rates.  The primary reason for this is that the rate sensitive assets on the balance sheet will reprice to a greater extent than the rate sensitive liabilities.  Other factors, including but not limited to the shape of the yield curve and projected cash flows will impact the Company’s net interest income and may increase or decrease the level of asset sensitivity on its balance sheet.

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

As of June 30, 2010, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives may require substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank agreed to maintain after March 31, 2010 a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At June 30, 2010, National Penn Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.60%, 12.43% and 13.70%, respectively.

If National Penn Bank fails to comply with the memorandum of understanding or is unable to maintain its capital ratios at the agreed upon levels, or if National Penn and its banking subsidiaries fail to meet any other regulatory requirements, National Penn may be subject to further, formal supervisory enforcement actions, which could have a material adverse effect on its financial condition, results of operation and business.

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

In late 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in National Penn's loan loss reserves at June 30, 2010.

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

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets, classified assets and other regulatory requirements. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses. As of June 30, 2010, National Penn’s total allowance for loan and lease losses is $154 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Deteriorating local economic conditions during 2008, 2009 and the first six months of 2010 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of June 30, 2010. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur additional impairments to goodwill.

At June 30, 2010, National Penn had $273.5 million recorded as goodwill.  In connection with its definitive agreement with WSFS Financial Corporation (“WSFS”), pursuant to which WSFS agreed to acquire the stock of Christiana Bank & Trust Company (“Christiana”), National Penn’s wholly-owned subsidiary, National Penn recorded a goodwill impairment charge of $8.3 million in the second quarter of 2010 related to the trust asset administration business, specifically at Christiana. Please refer to the risk factor below titled “Failure to complete the pending transaction for the sale of Christiana Bank & Trust Company may adversely affect our business, financial condition and results of operations.”  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in further impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and our stock price.

National Penn’s ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn’s deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings. National Penn’s deferred tax asset was not included in regulatory capital beginning in the third quarter of 2009.  At June 30, 2010 a portion of the deferred tax asset of $75.2 million was excluded from regulatory capital calculations.

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

Business operations of National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations.  This regulatory framework is primarily designed to protect consumers, depositors and the government’s deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, and implementation of licensing and registration requirements for mortgage originators) are being confronted with escalating regulatory expectations and scrutiny.  Failure by National Penn to meet these expectations could result in adverse action by regulators, which would negatively affect National Penn’s reputation and could adversely affect National Penn’s ability to manage its business, and as a result, could be materially adverse to National Penn’s shareholders.

The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury adopted its Capital Purchase Program (the “CPP”), under which it purchased preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of Series B Preferred Stock and a Warrant to purchase 1,470,588 shares of National Penn common stock at $15.30 a share (the “Warrant”), for an aggregate purchase price of $150 million. The number of shares subject to the Warrant was reduced to 735,294 after National Penn's completion in the third quarter 2009 of a "qualifying equity offering" of more than $150 million.

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

In addition to the EESA and ARRA, other changes in federal and state legislation and regulation may affect National Penn’s operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others, (i) the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more, (ii) the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk, (iii) provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, (iv) a provision that would broaden the base for FDIC insurance assessments, and (v) a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.  While a few of the Dodd-Frank Act’s provisions will be effective immediately, many are to be implemented by rules promulgated within six to 18 months of signing.  In addition, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  Any such changes may negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

National Penn's banking subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn's competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Additionally, several of National Penn's banking competitors are financial institutions that received multi-million or multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which strengthened their balance sheets and enhanced their ability to withstand the uncertainty of the current economic environment. Intensified competition from these institutions could reduce National Penn's net income by decreasing the number and size of loans that National Penn's subsidiaries originate and the interest rates they may charge on these loans.

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

National Penn's system of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited.  The inherent limitations of National Penn's system of internal controls include the use of judgments in decision-making that can be faulty, breakdowns can occur because of human error or mistakes, and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on National Penn's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving National Penn's internal controls.

There may be future sales or other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock.

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 126.0 million shares were outstanding as of June 30, 2010, and up to one million shares of preferred stock, none of which shares are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, as of June 30, 2010, 2.9 million shares are available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. As of June 30, 2010, 9.6 million shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of June 30, 2010, National Penn Bank and Christiana Bank & Trust Company did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, Christiana Bank & Trust Company and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In July 2010, National Penn’s Board of Directors approved a third quarter 2010 cash dividend of $.01 per share.  The $0.01 common stock dividend is reduced from prior levels and is intended to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, Federal Reserve limitations and guidance are relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury.  National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Failure to complete the pending transaction for the sale of Christiana Bank & Trust Company may adversely affect our business, financial condition and results of operations.

On June 24, 2010, National Penn entered into a definitive agreement with WSFS Financial Corporation (“WSFS”), pursuant to which WSFS agreed to acquire the stock of Christiana Bank & Trust Company (“Christiana”), National Penn’s wholly-owned subsidiary, for a cash purchase price of $34.5 million.  The transaction is expected to close in the fourth quarter of 2010 subject to several closing conditions, including receipt of required regulatory approval. National Penn cannot assure that these closing conditions will be met or waived, that the necessary regulatory approval will be obtained or that it will be able to successfully consummate the transaction as currently contemplated under the definitive agreement or at all. If the transaction is not completed the market price of National Penn’s common stock may be adversely affected, National Penn will remain liable for transaction costs, including legal, accounting and other costs related to the transaction, and National Penn may experience a negative reaction to the termination of the agreement from customers or employees which may adversely impact National Penn’s future results of operations. The occurrence of any of these events individually or in combination could have a material adverse effect on National Penn’s business, financial condition and results of operations. In addition, if the agreement is terminated and National Penn seeks another purchaser for Christiana, National Penn may not be able to find a party willing to pay a price equal to or more attractive than the price that WSFS has agreed to pay.

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

National Penn’s businesses and operations, as well as its business and operations following the pending divestiture of Christiana, are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended June 30, 2010.  National Penn is not permitted to repurchase shares of its stock under a stock repurchase plan until the earlier of December 12, 2011 or the date on which the U.S. Treasury no longer holds National Penn’s senior preferred stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.1
Stock Purchase Agreement dated June 24, 2010 between National Penn Bancshares, Inc. and WSFS Financial Corporation (Schedules are omitted pursuant to Regulation S-K, Item 601(b)(2); National Penn agrees to furnish a copy of such schedules to the Securities and Exchange Commission upon request.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 6, 2010	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and CEO

Date:	August 6, 2010	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer