Form 10-Q
period 2010-09-30
NATIONAL PENN BANCSHARES INC
filed 2010-11-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
        Non-accelerated filer   ☐  (Do not check if a smaller reporting company)         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, no stated par value	136,634,873 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$103,279	$106,722
Interest-earning deposits with banks	609,733	496,535
Total cash and cash equivalents	713,012	603,257

Investment securities available for sale, at fair value	1,603,849	1,499,667
Investment securities held to maturity
(Fair value $587,711 and $603,915 for 2010 and 2009, respectively)	567,740	601,923
Other securities	83,676	78,951
Loans and leases held for sale	30,081	18,028
Loans and leases, net of allowance for loan and lease losses of $153,475 and $146,271
for 2010 and 2009, respectively	5,458,274	5,860,201
Premises and equipment, net	108,496	113,556
Accrued interest receivable	36,127	36,565
Bank owned life insurance, redeemed but not settled	64,387	-
Bank owned life insurance	136,093	198,131
Other real estate owned and other repossessed assets	7,818	4,208
Goodwill	273,468	281,623
Other intangible assets, net	25,587	30,943
Unconsolidated investments under the equity method	12,428	12,821
Other assets	127,193	144,036
TOTAL ASSETS	$9,248,229	$9,483,910

LIABILITIES
Non-interest bearing deposits	$815,193	$753,650
Interest bearing deposits	5,690,284	5,985,202
Total deposits	6,505,477	6,738,852

Securities sold under repurchase agreements and federal funds purchased	752,428	737,323
Short-term borrowings	6,974	6,900
Federal Home Loan Bank advances	705,278	756,803
Subordinated debentures	140,731	132,407
Accrued interest payable and other liabilities	45,323	42,157
TOTAL LIABILITIES	8,156,211	8,414,442

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of September 30, 2010 and December 31, 2009	148,310	147,920
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding September 30, 2010 -126,115,073 - December 31, 2009 -125,713,668.	1,227,639	1,225,635
Accumulated deficit	(299,209)	(302,120)
Accumulated other comprehensive income (loss)	15,278	(1,967)
TOTAL SHAREHOLDERS' EQUITY	1,092,018	1,069,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,248,229	$9,483,910

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
(dollars in thousands, except per share data)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans and leases, including fees	$76,227	$84,218	$232,711	$253,860
Investment securities
Taxable	11,157	11,896	33,712	35,206
Tax-exempt	8,697	9,105	26,338	27,703
Federal funds sold and deposits in banks	279	166	744	426
Total interest income	96,360	105,385	293,505	317,195
INTEREST EXPENSE
Deposits	15,773	26,069	50,518	88,091
Securities sold under repurchase agreements and federal funds purchased	2,757	2,965	8,439	9,617
FHLB advances and subordinated debentures	10,140	11,008	30,956	34,423
Total interest expense	28,670	40,042	89,913	132,131
Net interest income	67,690	65,343	203,592	185,064
Provision for loan and lease losses	20,000	52,000	77,500	107,025
Net interest income after provision for loan and lease losses	47,690	13,343	126,092	78,039
NON-INTEREST INCOME
Wealth management	6,997	7,670	21,336	21,517
Service charges on deposit accounts	5,419	6,247	16,206	18,118
Insurance commissions and fees	3,499	3,771	10,909	11,744
Cash management and electronic banking fees	4,548	4,041	13,320	11,684
Mortgage banking	2,424	1,884	4,808	7,138
Bank owned life insurance	1,168	1,131	4,431	3,478
Equity in undistributed net earnings of unconsolidated investments	(41)	(525)	659	880
Gain on pension plan curtailment	-	-	4,066	-
Other operating income	2,381	3,315	7,885	8,542
Net (losses) from fair value changes	(2,606)	(6,249)	(8,324)	(8,096)
Net (losses) gains on sales of investment securities	-	(863)	214	(3,147)

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(312)	(84,704)	(946)	(125,646)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	-	26,021
Net impairment losses on investment securities	(312)	(84,704)	(946)	(99,625)
Total non-interest income	23,477	(64,282)	74,564	(27,767)

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,544	30,505	91,972	94,771
Net premises and equipment	7,256	8,104	22,463	24,037
Advertising and marketing	982	1,246	4,353	4,994
Fraud (recovery) expense	-	(4,028)	-	(4,028)
Goodwill impairment	-	-	8,250	-
FDIC insurance	3,641	2,602	11,794	11,005
Other operating expenses	14,542	13,723	43,353	40,718
Total non-interest expense	57,965	52,152	182,185	171,497
Income (loss) before income taxes	13,202	(103,091)	18,471	(121,225)
Income tax expense (benefit)	895	(40,000)	5,777	(54,386)
NET INCOME (LOSS)	12,307	(63,091)	12,694	(66,839)
Preferred dividends and accretion of preferred discount	(2,006)	(2,096)	(6,016)	(6,245)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10,301	$(65,187)	$6,678	$(73,084)
PER SHARE OF COMMON STOCK
Basic earnings (loss) available to common shareholders	$0.08	$(0.65)	$0.05	$(0.81)
Diluted earnings (loss) available to common shareholders	$0.08	$(0.65)	$0.05	$(0.81)
Dividends paid in cash	$0.01	$0.05	$0.03	$0.27

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)					Accumulated
			Series B	Accumulated	Other
	Common		Preferred	(Deficit)	Comprehensive
	Shares	Value	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$1,069,468
Comprehensive income:
Net income				12,694		12,694
Other comprehensive income, net of taxes					17,245	17,245
Total comprehensive income				12,694	17,245	29,939

Cash dividends declared common				(3,768)		(3,768)
Cash dividends declared preferred				(5,625)		(5,625)
Shares issued under share-based plans,
net of excess tax benefits	55,446	200	-	-	-	200
Share-based compensation	193,713	911	-	-	-	911
Shares issued from ESPP and dividend
reinvestment plan	152,246	893	-	-	-	893
Amortization of preferred discount	-	-	390	(390)	-	-

Balance at September 30, 2010	126,115,073	$1,227,639	$148,310	$(299,209)	$15,278	$1,092,018

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Nine Months Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,694	$(66,839)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	77,500	107,025
Share-based compensation expense	1,406	896
Depreciation and amortization	12,200	13,360
Deferred income tax expense (benefit) on share-based plans	(495)	(281)
Amortization (accretion) of premiums and discounts on investment securities, net	321	(1,341)
Investment securities (gains) losses, net	(214)	3,147
Gains of equity-method investments, net of distributions	393	156
Loans originated for resale	(155,549)	(303,257)
Proceeds from sale of loans	147,075	302,056
(Gain) on sale of loans, net	(3,579)	(4,473)
Loss on sale of other real estate owned, net	201	85
Gain on sale of bank buildings	(223)	-
Increase in fair value of subordinated debt	8,324	8,096
Impairment losses on investment securities	946	99,625
Bank-owned life insurance policy income	(4,431)	(3,478)
Gain on pension plan curtailment	(4,066)	-
Goodwill impairment	8,250	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	438	(1,417)
(Decrease) in accrued interest payable	(373)	(2,699)
(Decrease) increase in other assets	7,776	(11)
Increase (decrease) in other liabilities	5,455	(62,382)
Net cash provided by operating activities	114,049	88,268
CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents received in excess of cash paid for business acquired	-	(1,500)
Proceeds from maturities and repayments of investment securities held to maturity	33,812	24,273
Purchase of investment securities held to maturity	(50)	(124,539)
Proceeds from sales of investment securities available for sale	6,668	44,123
Proceeds from maturities and repayments of investment securities available for sale	362,094	302,882
Purchase of investment securities available for sale	(449,934)	(599,988)
Proceeds from sale of loans previously held for investment	11,674	-
Net decrease in loans and leases	302,481	55,489
Purchases of premises and equipment	(3,613)	(3,046)
Claims from bank owned life insurance	2,082	-
Proceeds from the sale of other real estate owned	6,461	1,370
Proceeds from sale of bank buildings	911	2,550
Net cash provided by (used in) investing activities	272,586	(298,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in core deposits	127,304	278,291
Net decrease (increase) in certificates of deposit	(360,679)	130,484
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	15,105	(12,194)
Net increase (decrease) in short-term borrowings	74	(3,202)
Repayments of long-term borrowings	(50,384)	(175,438)
Proceeds from shares issued under share-based plans	228	629
Excess tax benefits (expense) on share-based plans	(28)	(36)
Issuance of shares under dividend reinvestment and optional cash	893	69,551
Issuance of common stock	-	153,543
Cash dividends, common	(3,768)	(22,086)
Cash dividends, preferred	(5,625)	(5,063)
Net cash (used in) provided by financing activities	(276,880)	414,479
Net increase in cash and cash equivalents	109,755	204,361
Cash and cash equivalents at beginning of year	603,257	195,830
Cash and cash equivalents at end of period	$713,012	$400,191

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

           The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
Interest	$90,287	$134,806
Taxes	-	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
Transfers of loans to other real estate¹	$10,321	$834
Other than temporary impairment on investment securities	946	99,625
Dividends accrued not paid on preferred stock	938	938
Transfer of investment securities from available-for-sale
to held-to-maturity	-	251,711
Transfer of investment securities from held-to maturity
to available for sale	-	3,545

¹Gross of OREO of $6.7 million disposed of during the period ended September 30, 2010.

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

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries, including National Penn Bank (“National Penn Bank”) and Christiana Bank & Trust Company (“Christiana”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications had no effect on reported net income.  The following reclassifications were made to the previously reported amount as of and for the three and nine months ended September 30, 2010:

•
Deposits at the Federal Reserve Bank were previously included in “cash and due from banks” and were reclassified to “interest earning deposits in banks” on the consolidated balance sheet.  Interest income on deposits at the Federal Reserve Bank was reclassified from non-interest income to interest income in the consolidated statement of operations.

2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income includes net income and certain other items which affect equity during the nine months ended September 30, 2010:

	Nine months ended September 30, 2010
	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax
	Amount	(Benefit)	Amount

Net income	$18,471	$5,777	$12,694

Unrealized holding gains arising during period	27,634	9,672	17,962
Less reclassification adjustment for losses
realized in net income	(732)	(256)	(476)
Unrealized gains on investment securities	28,366	9,928	18,438
Unrealized gain on cash flow derivatives	408	-	408
Net effect of pension curtailment	(2,463)	(862)	(1,601)
Other comprehensive income	26,311	9,066	17,245
Total comprehensive income	$44,782	$14,843	$29,939

	Three months ended September 30, 2010
	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax
	Amount	(Benefit)	Amount

Net income	$13,202	$895	$12,307

Unrealized holding gains arising during period	8,150	2,853	5,297
Less reclassification adjustment for losses
realized in net income	(312)	(109)	(203)
Unrealized gains on investment securities	8,462	2,962	5,500
Unrealized gain on cash flow derivatives	172	-	172
Other comprehensive income	8,634	2,962	5,672
Total comprehensive income	$21,836	$3,857	$17,979

Accumulated other comprehensive income (loss) was comprised of the following components, after-tax:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Unrealized gains on investment securities	$26,250	$7,813
Unrealized (losses) on cash flow derivatives	(2,336)	(2,745)
Unrecognized pension costs	(8,636)	(7,035)

Total accumulated other comprehensive income (loss)	$15,278	$(1,967)

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	September 30, 2010
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$90,100	$19	$-	$90,119
U.S. Government agency securities	4,994	136	-	5,130
State and municipal bonds	351,793	12,319	(4,426)	359,686
Mortgage-backed securities/
Collateralized mortgage obligations	1,098,182	33,726	(436)	1,131,472
Corporate securities and other	14,635	242	(1,570)	13,307
Marketable equity securities	3,759	384	(8)	4,135
Total	$1,563,463	$46,826	$(6,440)	$1,603,849

Held to Maturity
U.S. Treasury securities	$351	$3	$-	$354
State and municipal bonds	431,611	17,480	(1,095)	447,996
Mortgage-backed securities	135,778	3,583	-	139,361
Total	$567,740	$21,066	$(1,095)	$587,711

	December 31, 2009
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$145,457	$60	$(85)	$145,432
U.S. Government agency securities	88,254	306	(156)	88,404
State and municipal bonds	367,837	6,107	(9,742)	364,202
Mortgage-backed securities/
Collateralized mortgage obligations	866,817	20,309	(2,952)	884,174
Corporate securities and other	14,745	150	(1,801)	13,094
Marketable equity securities	4,540	142	(321)	4,361
Total	$1,487,650	$27,074	$(15,057)	$1,499,667

Held to Maturity
U.S. Treasury securities	$354	$7	$-	$361
State and municipal bonds	436,108	5,917	(3,897)	438,128
Mortgage-backed securities	165,461	1,020	(1,055)	165,426
Total	$601,923	$6,944	$(4,952)	$603,915

Gains and losses from sales of investment securities are as follows:

	For the nine months
(dollars in thousands)	ended September 30,
	2010	2009
Gains	$214	$483
Losses	-	(3,630)
Net gains (losses) from sales of
investment securities	$214	$(3,147)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	-	$-	$-	$-	$-	$-	$-
U. S. Government agency securities	-	-	-	-	-	-	-
State and municipal bonds	155	20,212	(433)	73,075	(5,088)	93,287	(5,521)
Mortgage-backed securities/
Collateralized mortgage obligations	27	35,599	(158)	6,950	(278)	42,549	(436)
Corporate securities and other	11	1,838	(177)	5,155	(1,393)	6,993	(1,570)
Total debt securities	193	57,649	(768)	85,180	(6,759)	142,829	(7,527)
Marketable equity securities	2	52	(8)	-	-	52	(8)
Total	195	$57,701	$(776)	$85,180	$(6,759)	$142,881	$(7,535)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	5	$75,370	$(85)	$-	$-	$75,370	$(85)
U. S. Government agency securities	6	50,042	(156)	-	-	50,042	(156)
State and municipal bonds	403	195,155	(4,837)	62,303	(8,802)	257,458	(13,639)
Mortgage-backed securities/
Colalteralized mortgage obligations	112	313,331	(2,127)	23,869	(1,880)	337,200	(4,007)
Corporate securities and other	11	-	-	6,754	(1,801)	6,754	(1,801)
Total debt securities	537	633,898	(7,205)	92,926	(12,483)	726,824	(19,688)
Marketable equity securities	4	714	(321)	-	-	714	(321)
Total	541	$634,612	$(7,526)	$92,926	$(12,483)	$727,538	$(20,009)

The amortized cost and fair value of investment securities, by contractual maturity, at September 30, 2010 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$114,022	$114,327	$13,720	$13,891
Due after one through five years	52,556	54,728	7,552	7,720
Due after five through ten years	231,347	243,826	27,444	28,358
Due after ten years	1,161,779	1,186,833	519,024	537,742
Marketable equity securities	3,759	4,135	-	-
	$1,563,463	$1,603,849	$567,740	$587,711

Investment securities were pledged as collateral for the following:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Deposits	$962,156	$891,908
Repurchase agreements	815,454	842,920
Other	132,447	137,829
	$1,910,057	$1,872,657

Evaluation of Impairment of Securities

On January 1, 2009, the Company adopted new guidance related to debt securities under which “credit”-related other-than-temporary-impairment (“OTTI”) is included in the determination of net income and  the “noncredit”-related portion of OTTI on securities not expected to be sold is included in accumulated other comprehensive income (loss) (“AOCI”).  At adoption, the Company reclassified $12.4 million, net of tax, for the noncredit portion of  OTTI recorded on its Trust Preferred Pools/Collateralized Debt Obligations (collectively “CDOs”) in periods prior to January 1, 2009 from retained earnings to AOCI.

During the first quarter of 2010 the Company recorded $0.6 million of OTTI on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter.  This security was sold during the second quarter of 2010.  An additional $0.3 million of OTTI was recorded in the third quarter of 2010 on three bank equity securities which were in an unrealized loss position for more than twelve months.   As of  September 30, 2010, the Company does not have any amounts recorded in OCI for the non credit-related component of OTTI as a result of security sales in 2009 for which all other-than-temporarily impaired debt securities were sold.

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

The majority of the unrealized losses for twelve months or longer is attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, etc.).  At September 30, 2010, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in credit spreads for municipal issuers relative to credit spreads at the time of their purchase.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $83.7 million and $79.0 million as of  September 30, 2010 and December 31, 2009, respectively. The balance includes FHLB Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period.

4.  LOANS

(dollars in thousands)	September 30,	December 31,
	2010	2009
Commercial and industrial loans and leases	$1,037,556	$1,168,506
Real estate loans:
Construction and land development	375,341	534,315
Residential	2,501,661	2,542,301
Other (non-farm, non-residential)	1,482,394	1,527,350
Loans to individuals	244,878	252,028
Total loans	5,641,830	6,024,500
Allowance for loan and lease losses	(153,475)	(146,271)
Net loans	$5,488,355	$5,878,229

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting categories. Total loans included the reclassification of overdrafts as loans of $1.4 million at September 30, 2010 and $1.6 million at December 31, 2009.

(2)	Loan classifications are shown net of unamortized costs of $2.1 million at September 30, 2010 and $44,000 at December 31, 2009.

Allowance for loan and lease losses rollforward:

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Beginning Allowance	154,039	98,313	146,271	84,006
Provision for loan and lease losses	20,000	52,000	77,500	107,025
Recoveries	2,742	4,379	7,808	7,464
Chargeoffs	(23,306)	(29,202)	(78,104)	(73,005)
Net Chargeoffs	(20,564)	(24,823)	(70,296)	(65,541)
Ending Allowance	$153,475	$125,490	$153,475	$125,490

Impaired and restructured loans:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$61,205	$-	$73,309	$-
Impaired loans with a specific reserve	22,445	6,899	49,207	12,810
Restructured loans	8,544	4,272	576	-
Total impaired and restuctured loans	$92,194	$11,171	$123,092	$12,810

Undrawn commitments to lend on restructured loans	$-		$-

	For the three months		For the nine months
(dollars in thousands)	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gross interest due on impaired loans	$1,571	$2,251	$5,554	$5,343
Interest received on impaired loans	17	132	145	218
Net impact of interest income of impaired loans	$1,554	$2,119	$5,409	$5,125

Average recorded investment in impaired loans	$93,574	$121,866	$105,880	$78,594

5.  DEPOSITS

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	Yield	Balance	Yield
Savings	$430,806	0.30%	$414,886	0.31%
NOW Accounts	1,294,582	0.35%	1,284,143	0.69%
Money Market Accounts	1,714,771	0.88%	1,675,369	1.27%
CDs $100 or less	1,512,573	2.17%	1,607,148	3.24%
CDs greater than $100	737,552	1.81%	1,003,656	2.28%
Total Interest Bearing Deposits	5,690,284	1.18%	5,985,202	1.85%
Total Non-Interest Bearing Deposits	815,193	-	753,650	-
Total Deposits	$6,505,477	1.04%	$6,738,852	1.65%

At September 30, 2010 maturities of certificates of deposits were as follows:

(dollars in thousands)
2010	$561,258
2011	1,273,094
2012	191,391
2013	40,924
2014	144,224
Thereafter	39,234
$2,250,125

6.  BORROWINGS

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements
and federal funds purchased	$752,428	1.53%	$737,323	1.94%
Short-term borrowings	6,974	0.00%	6,900	0.00%
Federal Home Loan Bank advances	705,278	4.34%	756,803	4.17%
Subordinated debentures accounted for at fair value	63,410	8.63%	55,086	9.55%
Subordinated debentures accounted for at amortized cost¹	77,321	5.73%	77,321	5.91%
Total borrowings and other debt obligations	$1,605,411	3.26%	$1,633,433	3.52%

¹The effective rate includes the impact of the interest rate swaps.

7.  EARNINGS PER SHARE

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income for EPS:
Net income (loss) available to common shareholders	$10,301	$(65,187)	$6,678	$(73,084)

Calculation of shares:
Weighted average basic shares	126,102,037	100,064,355	126,008,098	89,760,302
Dilutive effect of:
Share-based compensation	153,212	-	171,028	-
Weighted average fully diluted shares	126,255,249	100,064,355	126,179,126	89,760,302

Earnings (loss) per common share:
Basic	$0.08	$(0.65)	$0.05	$(0.81)
Diluted	$0.08	$(0.65)	$0.05	$(0.81)

Certain stock options, restricted shares and warrants were not included in the computation of diluted earnings per share because the option exercise, grant, and strike prices were greater than the average market price for the period.  The three months ended September 30, 2010 excluded 4.5 million stock options ranging from $5.60 to $21.49 per share and excluded 86,451 restricted shares and units with an average grant price of $6.19 because they were anti-dilutive.  The nine months ended September 30, 2010 excluded 4.4 million stock options with exercise prices ranging from $5.60 to $21.49 per share and excluded 69,072 restricted shares and units with an average grant price of $6.66.

The three months ended September 30, 2009 excluded 4.0 million stock options with exercise prices ranging from $14.48 to $21.49 per share and excluded 55,493 restricted shares and units with an average grant price of $16.71.  The nine months ended September 30, 2009 excluded 3.5 million stock options with exercise prices ranging from $14.48 to $21.49 per share and excluded 54,193 restricted shares and units with an average grant price of $16.71 per share.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	September 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,158,851	$89,378	$9,248,229
Total deposits	6,505,477	-	6,505,477
Net interest income (expense)	69,659	(1,969)	67,690
Total non-interest income	15,139	8,338	23,477
Total non-interest expense	50,701	7,264	57,965
Net (loss) income available to common shareholders	14,763	(4,462)	10,301

	For the Nine Months Ended
	September 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (expense)	$209,343	$(5,751)	$203,592
Total non-interest income	49,497	25,067	74,564
Total non-interest expense	160,990	21,195	182,185
Net (loss) income available to common shareholders	19,945	(13,267)	6,678

	As of and for the Three Months Ended
	September 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,654,675	$85,635	$9,740,310
Total deposits	6,798,662	-	6,798,662
Net interest income (expense)	67,058	(1,715)	65,343
Total non-interest income	(70,059)	5,777	(64,282)
Total non-interest expense	42,381	9,771	52,152
Net (loss) income available to common shareholders	(59,209)	(5,978)	(65,187)

	For the Nine Months Ended
	September 30, 2009
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (expense)	$190,346	$(5,282)	$185,064
Total non-interest income	(54,277)	26,510	(27,767)
Total non-interest expense	142,323	29,174	171,497
Net (loss) income available to common shareholders	(61,118)	(11,966)	(73,084)

9.    SHARE-BASED COMPENSATION

At September 30, 2010, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2010, 2.5 million of these shares remain available for issuance.  The Company has 389,781 awards expiring during the next twelve months ending September 30, 2011.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Unaudited Consolidated Statements of Operations.  Share-based compensation expense of $511,000 and $437,000 was recognized for the three months ended September 30, 2010 and 2009, respectively.  Share-based compensation expense of $1.4 million and $1.3 million was recognized for the nine months ended September 30, 2010 and 2009, respectively.  Total cash received during the nine months ended September 30, 2010 for activity under the Plans was $228,000.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the nine months ended September 30, 2010 and 2009 was $216,000 and $466,000, respectively.

As of September 30, 2010, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of less than five years.

10.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The expected contribution to the pension plan for plan year 2010 is approximately $650,000.  This expected contribution may be eliminated if the plan’s credit balance is applied toward reducing the contribution requirement.

On February 12, 2010, the Company curtailed the National Penn Bancshares, Inc. Employee Pension Plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31st. Unvested participants will still have the opportunity to meet the five year vesting requirement to earn a benefit. The curtailment resulted in a gain of $4.1 million in the statement of operations for the three months ended March 31, 2010.

Net periodic defined benefit pension expense for the nine months ended September 30, 2010 and 2009 included the following components:

(dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Service cost	$679	$2,155
Interest cost	1,672	1,554
Expected return on plan assets	(2,109)	(1,776)
Amortization of prior service cost	(61)	(387)
Amortization of unrecognized net actual loss	681	1,062
Net periodic benefit cost - recurring	862	2,608
Non-recurring curtailment gain	(4,066)	-
Net periodic benefit (gain) cost	$(3,204)	$2,608

11.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,508,747	$1,561,877
Commitments to fund mortgages held for sale	30,081	19,596
Commitments to sell mortgages to investors	57,296	31,908
Letters of credit	163,432	175,394

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

Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2010 and December 31, 2009:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,336	0.47%	3.26%	1.08
Total derivatives used in hedging
relationships		$75,000	$-	$2,336	0.47%	3.26%	1.08

December 31, 2009
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,745	0.28%	3.26%	1.83
Total derivatives used in hedging
relationships		$75,000	$-	$2,745	0.28%	3.26%	1.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The Company entered into receives floating, pay fixed interest rate swaps for period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $3 million at September 30, 2010.

Summary information regarding interest rate swap derivative activities at September 30, 2010 and December 31, 2009 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2010
Receive fixed - pay floating
interest rate swaps	88	$217,480	$27,775	$-	6.15%	1.93%	5.04
Pay fixed - receive floating
interest rate swaps	88	217,480	-	27,775	1.93%	6.15%	5.04
Net interest rate swaps		$434,960	$27,775	$27,775	4.04%	4.04%	5.04

December 31, 2009
Receive fixed - pay floating
interest rate swaps	98	$268,156	$17,307	$-	6.11%	1.90%	5.04
Pay fixed - receive floating
interest rate swaps	98	268,156	-	17,307	1.90%	6.11%	5.04
Net interest rate swaps		$536,312	$17,307	$17,307	4.00%	4.00%	5.04

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

The following financial statement line items were impacted by the Company’s derivative activity as of and for the nine months ended September 30, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	September 30, 2010	September 30, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $2.3 million and a corresponding decrease to OCI.	The ineffective portion is zero.
interest rate swaps		Increase to interest expense of $1.7 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $27.8 million.	No net effect on other operating income from offsetting $10.5 million change.

Other derivatives:
Forward sale commitments	Increase to other assets of $220,000	Increase to mortgage banking income of $314,000
Interest rate locks	Increase to other liabilities of $50,000.	Decrease to mortgage banking income of $102,000

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

The types of instruments valued based on quoted market prices in active markets include most U.S. Treasury securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most U.S. Government agency securities, state and municipal bonds, mortgage backed securities, collateralized mortgage obligations, and corporate securities. Such instruments are generally classified within Level 2 of the fair value hierarchy and their fair values are determined as follows:

•
The markets for U.S. Government agency securities are active, but the exact (cusip) securities owned by the Company are traded thinly or infrequently. Therefore the price for these securities is determined by reference to transactions in securities with similar yields, maturities and other features (matrix priced).

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of September 30, 2010 was $63.4 million.  Non-interest income included a loss of $8.3 million and a loss of $8.1 million for the change in fair value of the subordinated debenture for the nine months ended September 30, 2010 and 2009, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$90,119	$90,119	$-	$-
U.S. Government agency securities	5,130	-	5,130	-
State and municipal bonds	359,686	-	359,686	-
Mortgage-backed securities/
Collateralized mortgage obligations	1,131,472	-	1,131,472	-
Corporate securities and other	13,307	2,170	2,598	8,539
Marketable equity securities	4,135	3,029		1,106
Investment securities, available for sale	1,603,849	95,318	1,498,886	9,645

Forward sale commitments	220	-	220	-
Interest rate swap agreements	27,775	-	27,775	-

Liabilities
Subordinated debentures	$63,410	$63,410	$-	$-
Interest rate locks	50	-	50	-
Interest rate swap agreements	30,111	-	30,111	-

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$145,432	$145,432	$-	$-
U.S. Government agency securities	88,404	-	88,404	-
State and municipal bonds	364,202	-	364,202	-
Mortgage-backed securities/
Collateralized mortgage obligations	884,174	-	884,174	-
Corporate securities and other	13,094	2,059	2,631	8,404
Marketable equity securities	4,361	3,171		1,190
Investment securities, available for sale	1,499,667	150,662	1,339,411	9,594

Interest rate locks	52	-	52	-
Interest rate swap agreements	17,307	-	17,307	-

Liabilities
Subordinated debentures	$55,086	$55,086	$-	$-
Forward sale commitments	94	-	94	-
Interest rate swap agreements	20,052	-	20,052	-

During the nine months ended September 30, 2010, the Company did not make any significant transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(dollars in thousands)	Investment Securities
	Available for Sale
	September 30,	December 31,
	2010	2009
Assets
Beginning Balance	$9,594	$11,722
Total gains/(losses)
Included in earnings	-	(272)
Included in other comprehensive income/(loss)	153	(944)
Purchases, issuances, and settlements	-	-
Maturities	(102)	-
Reclassification to Level 1	-	(912)
Ending balance	$9,645	$9,594

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

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(dollars in thousands)	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
September 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans and leases held for sale	$-	$30,081	$-	$30,081
Impaired loans, net	-	-	81,023	81,023
OREO and other repossessed assets	-	-	7,818	7,818

December 31, 2009:
Assets
Loans and leases held for sale	$5,595	$12,433	$-	$18,028
Impaired loans, net	-	-	110,282	110,282
OREO and other repossessed assets	-	-	4,208	4,208

Fair value for loans and leases held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no additional write-downs recorded to loans held for sale as of September 30, 2010 and December 31, 2009.

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

Impaired and restructured loans totaled $92.2 million with a specific reserve of $11.2 million at September 30, 2010, compared to $123.1 million with a specific reserve of $12.8 million at December 31, 2009. Fair value for impaired and restructured loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of September 30, 2010 and December 31, 2009.

     In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  For fair value disclosure purposes, the Company substantially utilized the fair value measurement criteria as required by GAAP. Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at September 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$713,012	$713,012	$603,257	$603,257
Investment securities available for sale	1,603,849	1,603,849	1,499,667	1,499,667
Investment securities held to maturity	567,740	587,711	601,923	603,915
Loans and leases held for sale	30,081	30,081	18,028	18,028

Commercial and industrial loans and leases	1,037,556	1,000,814	1,162,911	1,003,558
Real Estate loans:
Construction and land development	375,341	362,050	534,315	455,004
Residential	2,471,580	2,384,057	2,542,301	2,346,243
Other (non-farm, non-residential)	1,482,394	1,429,900	1,527,350	1,403,654
Loans to individuals	244,878	236,206	239,595	212,039
Total loans	5,611,749	5,413,027	6,006,472	5,420,498
Allowance for loan and lease losses	(153,475)	-	(146,271)	-
Net loans	5,458,274	5,413,027	5,860,201	5,420,498

OREO and other repossessed assets	7,818	7,818	4,208	4,208
Forward sale commitments	-	-	-	-
Interest rate locks	220	220	52	52

LIABILITIES
Non-interest bearing deposits	$815,193	$815,193	$753,650	$753,650
Interest-bearing deposits	3,440,159	3,440,159	3,374,398	3,374,398
Deposits with stated maturities	2,250,125	2,269,373	2,610,804	2,624,755
Repurchase agreements, federal funds
purchased and short-term borrowings	759,402	759,402	744,223	744,223
FHLB advances	705,278	811,526	756,803	828,887
Subordinated debentures	140,731	140,731	132,407	132,407
Forward sale commitments	50	50	94	94
Interest rate locks	-	-	-	-

            For September 30, 2010 and December 31, 2009, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

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

As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. This guidance became effective for the Company on January 1, 2010, and the adoption of this pronouncement did not have an effect on the financial statements.

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

The sale includes two commercial bank branches located in Delaware and the trust asset administration business. As of September 30, 2010, Christiana’s assets totaled $199 million, including loans of $112 million and deposits of $161 million which are included in the sale of Christiana.  The transaction resulted in a goodwill impairment charge of $8.3 million which was recorded in the Unaudited Consolidated Statement of Operations during the nine month period ended September 30, 2010.

Expenses incurred in connection with the sale of Christiana are not expected to be material and are included in other operating expenses within non-interest expense in the Unaudited Consolidated Statement of Operations.

16.           GOODWILL

The table below provides a roll-forward of the components of the Company’s goodwill for the nine months ended September 30, 2010:

(Dollars in thousands)	December 31, 2009	Activity	September 30, 2010

Goodwill	$556,623	$95	$556,718
Accumulated Impairment	(275,000)	(8,250)	(283,250)
Goodwill, net	$281,623	$(8,155)	$273,468

Goodwill on the consolidated balance sheet decreased to $273 million at September 30, 2010 from $282 million at December 31, 2009. The decrease in goodwill resulted from an $8.3 million goodwill impairment charge recorded during the second quarter of 2010 as a result of the pending sale of Christiana which was announced on   June 23, 2010. The Company determined that the announced sale represented an indicator of impairment, since Christiana was determined to be a separate business and, inclusive of its goodwill, the carrying value was in excess of the sales price.

In addition, the goodwill assigned to each of the Company’s reporting units is tested for impairment at least annually as of June 30th. The annual goodwill impairment test, excluding Christiana, was performed as of June 30, 2010, and it was concluded that there was no additional goodwill impairment.

17.           SUBSEQUENT EVENTS

The Company entered into an investment agreement with Warburg Pincus, a private equity firm, under which Warburg Pincus has agreed to invest $150 million in National Penn through a direct purchase of newly issued common stock at $6.05 per share, approximating the average closing price of the stock over the last 30 days.  The initial investment of $63.3 million was funded on October 20, 2010, with the remainder of the investment to be made after receipt of regulatory approvals, which are anticipated in the fourth quarter of 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2010, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At September 30, 2010, National Penn operated 127 offices. It has 124 community banking offices in Pennsylvania and one office in Maryland through National Penn Bank and its HomeTowne Heritage Bank, KNBT and Nittany Bank divisions. National Penn also has two offices in Delaware through its wholly-owned subsidiary, Christiana Bank & Trust Company.

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

Overview

Three months ended September 30, 2010 compared to September 30, 2009

For the three months ended September 30, 2010, the Company recorded net income available to common shareholders of $10.3 million, or $0.08 per diluted share. This represents an increase of $75.5 million from the net loss available to common shareholders of $65.2 million or $0.65 per common share for the three months ended September 30, 2009.  Adjusted net income excludes certain items which management believes affect the comparability of results between periods and totaled $12.0 million for the third quarter of 2010, or $0.09 per diluted share, compared to a loss of $8.1 million, or $0.08 per diluted share for the third quarter of 2009. Adjusted net income excluded the effects of the following items during the third quarter:

•
Non-interest income included a $2.6 million loss, or $1.7 million after-tax, on subordinated debentures accounted for at fair value compared to a $6.2 million loss, or $4.1 million after-tax, in the prior year quarter.

•	Non-interest expense for the three months ended September 30, 2009 included $4.0 million, or $2.6 million after-tax from insurance proceeds.
•	Non-interest income for the three months ended September 30, 2009 included $85.6 million, or $55.6 million after-tax, for net impairment and realized losses on investment securities.

Net interest income increased $2.4 million from $65.3 million for the three months ended September 30, 2009 to $67.7 million for the three months ended September 30, 2010.

•	Interest expense declined $11.3 million to $28.7 million for the three months ended September 30, 2010.
•	Interest income declined $9.0 million for the three months ended to $96.4 million.
•	The resulting net interest margin improved to 3.42% for the three months ended September 30, 2010 compared to 3.24% for the same period in 2009.

The provision for loan and lease losses (the “provision”) was $20.0 million for the three months ended  September 30, 2010, compared to $52.0 million for the same period in 2009.

•	The provision for the three months ended September 30, 2010 approximated net charge-offs of $20.6 million in the third quarter.
•	The allowance for loan and lease losses (the “allowance”) totaled $153.5 million at September 30, 2010.

Non-interest income increased $87.8 million to $23.5 million for the three months ended September 30, 2010 compared to a loss of $64.3 million for the prior year period, primarily as a result of $84.7 million of other-than-temporary impairment recorded in the prior year compared to $0.3 million for the current quarter.

Non-interest expense totaled $58.0 million for the three months ended September 30, 2010 compared to $52.2 million for the same period in 2009. The increase was primarily due to:

•	Salaries, wages, and employee benefits increased $1.0 million.
•	Other operating expenses increased $0.8 million.
•	FDIC insurance increased $1.0 million.
•	Insurance proceeds of $4.0 million were recorded during the third quarter of 2009.

Nine months ended September 30, 2010 compared to September 30, 2009

For the nine months ended September 30, 2010, the Company recorded net income available to common shareholders of $6.7 million, or $0.05 per diluted share.  This represents an increase of $79.8 million from the net loss available to common shareholders of $73.1 million, or $0.81 per common share, for the nine months ended September 30, 2009.  Adjusted net income totaled $25.8 million for the nine months ended September 30, 2010, or $0.20 per diluted share, compared to a net loss of $0.6 million, or $0.01 per diluted share for the same period in 2009. Adjusted net income excludes certain items which management believes affect the comparability of results between periods and were as follows for the nine months ended:

•
Non-interest income included an $8.3 million loss, or $5.4 million after-tax, on subordinated debentures accounted for at fair value compared to a loss of $8.1 million, or $5.3 million after-tax, in the prior year-to-date period.

•	Non-interest expense included an $8.3 million non-tax deductible goodwill impairment charge resulting from the pending sale of Christiana.
•
Income tax expense for the nine months ended September 30, 2010 included $8.1 million of income taxes related to the planned redemption of separate account BOLI policies recorded in the second quarter of 2010.

•	Non-interest income included a $4.1 million, or $2.6 million after-tax, gain on the first quarter 2010 curtailment of the Company’s defined benefit pension plan.
•	Non-interest income for the nine months ended September 30, 2009 included $99.6 million, or $64.8 million after-tax, for net impairment on investment securities.
•	No OTTI was included in the computation of adjusted net income in 2010.
•	Non-interest expense for 2009 included a second quarter special assessment from the FDIC of $4.7 million, or $3.0 million after-tax.

Year-to-date net interest income increased $18.5 million to $203.6 million, compared to $185.1 million for the nine months ended September 30, 2009.

•	Interest expense declined $42.2 million to $89.9 million for the nine months ended September 30, 2010.
•	Interest income declined $23.7 million for the nine months ended to $293.5 million.
•	Year-to-date net interest margin improved to 3.45% for the nine months ended September 30, 2010 compared to 3.14% in 2009.

The provision year to date totaled $77.5 million, a decrease of $29.5 million compared to $107.0 million for the nine months ended September 30, 2009.

•	Provision exceeded net charge-offs of $70.3 million by $7.2 million compared to charge-offs of $65.5 million for the nine months ended September 30, 2009.
•	The allowance increased from $146.3 million at December 31, 2009 to $153.5 million at September 30, 2010.
•	Non-performing loans declined $31.4 million from $125.8 million at December 31, 2009 to $94.4 million at September 30, 2010.
•	Coverage of the allowance as a percentage of non-performing loans increased to 163% at September 30, 2010 compared to 116% at December 31, 2009.
•	The allowance to total loans and leases increased from 2.43% at December 31, 2009 to 2.72% at September 30, 2010.

Non-interest income for the nine months ended September 30, 2010 increased $102 million to $74.6 million compared to a loss of $27.8 million for the nine months ended September, 2009 and included the following changes:

•
Net impairment on investment securities and realized gains on investments improved non-interest income for the nine months ended September 30, 2010 by $102 million.  September 30, 2009 included $99.6 million for net impairment on investment securities and $3.1 million of realized losses from investment sales compared to impairments of $0.9 million and gains on security sales of $0.2 million for current year-to-date period.

•	The Company recognized a gain from the first quarter curtailment of its defined benefit pension plan of $4.1 million for the nine months ended September 30, 2010.
•	Mortgage banking income decreased $2.3 million to $4.8 million year-to-date.
•	Service charges on deposits decreased $1.9 million to $16.2 million.
Non-interest expense totaled $182.2 million for the nine months ended September 30, 2010 compared to $171.5 million for the nine months ended September 30, 2009. The increase was primarily due to:

•	Goodwill impairment from the planned sale of Christiana totaling $8.3 million was recorded during the second quarter of 2010.
•	Salaries, wages, and employee benefits decreased $2.8 million.
•	Other operating expenses increased $2.7 million.
•	Insurance proceeds of $4.0 million were recorded during the third quarter of 2009.
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

(dollars in thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009
Adjusted net income reconciliation
Net income (loss) available to common shareholders	$10,301	$(65,187)	$6,678	$(73,084)
After tax gain on pension plan curtailment	-	-	(2,643)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	1,694	4,062	5,411	5,262
Securities losses / OTTI	-	55,619	-	66,803
After tax FDIC special assessment	-	-	-	3,006
After tax insurance proceeds	-	(2,618)	-	(2,618)
BOLI tax expense	-	-	8,081	-
Goodwill impairment	-	-	8,250	-
Adjusted net income (loss) available to common shareholders	$11,995	$(8,124)	$25,777	$(631)

Earnings per share
Net loss available to common shareholders	$0.08	$(0.65)	$0.05	$(0.81)
After tax gain on pension plan curtailment	-	-	(0.02)	-
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	0.01	0.04	0.04	0.06
Securities losses / OTTI	-	0.56	-	0.74
After tax FDIC special assessment	-	-	-	0.03
After tax insurance proceeds	-	(0.03)	-	(0.03)
BOLI tax expense	-	-	0.06	-
Goodwill impairment	-	-	0.07	-
Adjusted net income (loss) available to common shareholders	$0.09	$(0.08)	$0.20	$(0.01)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of September 30, 2010 and December 31, 2009

Assets

The Company’s total assets were $9.2 billion at September 30, 2010, a decrease of $236 million or 2.5% from the $9.5 billion at December 31, 2009. The decrease was primarily in loans which declined $383 million during the first nine months of 2010.

Loans and Leases

Loans and leases, net of the allowance decreased $402 million, or 6.9%, to $5.5 billion at September 30, 2010 from $5.9 billion at December 31, 2009.  The decrease in loans was primarily the result of economic conditions including the low interest rate environment, prepayment speeds, and portfolio risk strategies.  The allowance for loan and lease losses increased to $153.5 million at September 30, 2010 from $146.3 million at December 31, 2009 and net charge-offs of $70.3 million for the nine months ended September 30, 2010.

As of September 30, 2010, the Company’s total loan portfolio was comprised of the following categories of loans:

•
Loans to individuals to finance the purchase of personal assets or activities are substantially collateralized by residential real estate. This represents $245 million or 4.3% of total loans and leases, which is consistent with December 31, 2009 levels.

•	Residential real estate loans totaled $2.5 billion or 44.3% of total loans, a decrease of $40.6 million since December 31, 2009.
•	Commercial and industrial loans and leases totaled $1.0 billion and comprised 18% of total loans and leases outstanding at September 30, 2010. The balance declined $131 million from December 31, 2009.
•
Real estate construction and land development loans decreased $159 million, or 30%, during the year to $375 million from $534 million at December 31, 2009.  Real estate construction and land development loans comprised 7% of the loan portfolio at September 30, 2010 a decrease from 9% at December 31, 2009.

•	Real estate-other decreased $45.0 million to $1.5 billion at September 30, 2010 and comprised 26% of total loans outstanding.

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

When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on “non-performing status,” accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Values of collateral securing customer loans are confirmed through regular updates and reviews, but at a minimum are updated every six to nine months for all loans designated as “Special Mention” and for ”Classified” loans. During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

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

The Company’s customers are affected by local, regional, and national economic conditions. As such, understanding and evaluating economic conditions is a vital part of the Company’s risk management.  Per Federal Reserve data, vacancy rates have been nearly level, but rents have been flat to down.  Since the last Beige Book, the outlook among Third District business contacts is positive, on balance, but not robust. Manufacturers expect business conditions to improve during the next six months as capital spending plans remain positive. Retailers reported modest year-over-year gains and sales have continued to increase. Most agreed that stronger growth will not set in until economic conditions, particularly employment, show significant signs of improvement.

The Company’s markets demonstrated initial signs of stabilization beginning in the third quarter of 2009. Employment data suggests that the stress in local labor markets has subsided somewhat as companies have begun to fill open positions, however employee additions in anticipation of increased activity remains limited.  Demographic and employment trends resulting from the economic downturn continue to impact demand for housing in the region, which continues to result in weakness in real estate and collateral values.  Purchases of new homes declined due primarily to lower demand for houses and an oversupply of existing homes.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	September 30,	December 31,
	2010	2009

Nonperforming loans	$94,431	$125,786
Nonperforming loans to total loans	1.67%	2.09%
Delinquent loans	$33,676	$28,158
Delinquent loans to total loans	0.60%	0.47%
Classified loans	$498,631	$501,485
Classified loans to total loans	8.84%	8.32%
Tier 1 capital and ALLL	$1,003,660	$955,489
Classified loans to Tier 1 capital and ALLL	49.68%	52.45%
Total loans and leases, including loans held for sale	$5,641,830	$6,024,500

At September 30, 2010, classified loans totaled $499 million, a decrease of $2.9 million from $501 million at December 31, 2009.  Delinquent loans trended slightly upward to $33.7 million or 0.60% of total loans and leases at September 30, 2010 compared to 0.47% or $28.2 million at December 31, 2009.  Delinquent loans, despite the increase, have remained stable, within a thirteen basis point band as a percent of total loans over the past five quarters.

                The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Nonaccrual loans and leases	$83,650	$122,516
Restructured loans	8,544	576
Impaired and restructured loans	92,194	123,092
Loans past due 90 or more days as to interest or principal	2,237	2,694
Total non-performing loans	94,431	125,786
Other real estate owned and other repossessed assets	7,818	4,208
Total non-performing assets	$102,249	$129,994

Total loans and leases, including loans held for sale	$5,641,830	$6,024,500
Average total loans and leases	$5,847,626	$6,286,831
Allowance for loan and lease losses	$153,475	$146,271

Allowance for loan and lease losses to:
Non-performing assets	150%	113%
Non-performing loans	163%	116%
Total loans and leases	2.72%	2.43%
Average total loans and leases	2.62%	2.33%

	September 30,	December 31,
	2010	2009
Non-accrual loans and leases with partial charge-offs	$42,184	$38,933
Life-to-date partial charge-offs on nonaccrual loans and leases	48,275	45,645
Charge-off rate of nonaccrual loans and leases	53.0%	54.0%

Non-performing loans declined $31.4 million, or 24.9% to $94.4 million at September 30, 2010 as compared to $126 million at December 31, 2009 due to continued focus on loan workout.  As a percentage of total loans, nonperforming loans were 1.67% at September 30, 2010, compared to 2.09% at December 31, 2009.  Non-performing loans include $42.2 million of non accrual loans which have been partially charged-off by 53%.  Non-accrual loans and restructured loans are evaluated individually and also include $11.2 million of allowance (via specific reserves) on $31.0 million of underlying principal.  As a result, the carrying value of impaired and restructured loans have been reduced by $11.2 million of specific reserves and by $48.3 million of partial charge-offs, which results in life to date net write-downs of 42.3% on all impaired loans.  A portion of the Company’s impaired loans have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible.  The Company does not believe these amounts are material.

Non-performing assets also declined during the first nine months of 2010 to $102 million or 1.81% of total loans and leases compared to $130 million at December 31, 2009 or 2.16% of total loans and leases. Loan workout efforts and charge-offs exceeded the volume of new loans added to non-accrual during the period, significantly contributing to the decline.  Other real estate owned (“OREO”) and other repossessed assets increased during the first nine months of 2010 largely as a result of transfers of two commercial properties to OREO totaling $6.4 million during the second quarter offset by sales of OREO during the period.  Restructured loans increased by of $7.9 million to $8.5 million at September 30, 2010 from $0.6 million at December 31, 2009 due to the Company’s effort to assist distressed residential customers who were in danger of losing their homes to foreclosure.

The following table shows the composition (1) of the Company’s non-performing assets:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Commercial and Industrial	$29,227	$40,618
Real Estate-Permanent	21,769	19,277
Real Estate-Construction	30,522	46,832
Leases	651	396
Residential Mortgages	13,396	12,800
Consumer	3,853	6,842
Loans Past Due 90+Days	2,237	2,694
Total Other Repossessed Assets	594	535
Total Non-performing Assets + Loans 90 Days Past Due	$102,249	$129,994

(1) Based upon the Company's internal classifications.

An analysis of loan and lease charge-offs (1) for the three and nine months ended September 30, 2010 as compared to September 30, 2009 is as follows:

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30		September 30
	2010	2009	2010	2009
Commercial and Industrial	$2,165	$11,819	$12,936	$33,206
Real Estate-Permanent	1,654	2,485	3,524	5,507
Real Estate-Construction	12,899	7,835	37,653	14,107
Leases	1	(19)	104	344
Residential Mortgages	1,467	860	9,535	2,404
Consumer	2,170	1,688	6,157	9,555
Overdraft	208	155	387	418
Net Loans Charged-off	$20,564	$24,823	$70,296	$65,541

Net charge-offs (annualized) to:
Total loans and leases	1.46%	1.60%	1.66%	1.41%
Average total loans and leases	1.44%	1.57%	1.60%	1.38%
Allowance for loan and lease losses	53.60%	79.10%	61.07%	69.60%

(1) Based upon the Company's internal classifications.

The Company’s continued focus on workout and reduction of problem assets resulted in the following:

•	Non-performing real estate loans decreased 21%, or $13.8 million from December 31, 2009. Charge-offs in real-estate loans totaled $41.2 million during the nine months ended September 30, 2010.
•	Non-performing commercial and industrial loans declined 28% or $11.4 million. Net charge-offs in C&I loans totaled $12.9 million during the nine months ended September 30, 2010.
•
Non-performing residential mortgages increased $0.6 million, to $13.4 million, primarily due to $8.5 million of residential mortgage modifications offset by the sale of purchased mortgage loans during the second quarter of 2010.  Residential mortgage charge-offs were $9.5 million for the year to date 2010.

Overall, net charge-offs increased $4.8 million to $70.3 million for the nine months ended September 30, 2010 compared to the $65.5 million net charge-offs during the same period in 2009. Net charge-offs also declined $4.2 million to $20.6 million compared to $24.8 million recorded during the three months ended September 30, 2009.  The Company continues to utilize charge-offs as a tool to expeditiously resolve problem loans.

The following table shows a rollforward of the allowance for loan and lease losses:

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Beginning Allowance	$154,039	$98,313	$146,271	$84,006
Provision for loan and lease losses	20,000	52,000	77,500	107,025
Recoveries	2,742	4,379	7,808	7,464
Chargeoffs	(23,306)	(29,202)	(78,104)	(73,005)
Net Chargeoffs	(20,564)	(24,823)	(70,296)	(65,541)
Ending Allowance	$153,475	$125,490	$153,475	$125,490

The Company’s loan portfolio continued to be impacted by economic conditions during the first nine months of 2010, but the asset quality trends have begun to stabilize. Classified loans decreased modestly during the nine months ended September 30, 2010, as the Company continues to proactively identify and resolve problem assets. The level of non-performing assets and loans declined from December 31, 2009 to September 30, 2010 as a direct result of management’s focus on accelerated resolution.

Classified loans decreased $2.9 million during the nine months ended September 30, 2010.  The level of non-performing assets declined $27.8 million or 21% from December 31, 2009 and $5.9 million or 5% from June 30, 2010 to September 30, 2010. Charge-offs also decreased compared to the first and second quarters of 2010 from $24.9 and $24.8 million to $20.6 million in the third quarter.  The provision for loan and lease losses decreased to $20.0 million for the quarter ended September 30, 2010 compared to $52.0 million for September 30, 2009 and $25.0 million for the second quarter of 2010.

Because economic uncertainty persists, the Company maintained the allowance at $153.5 million at September 30, 2010. The allowance was  $146.3 million at December 31, 2009, and the change resulted in a provision for loan and lease losses for the nine months ended September 30, 2010 of $77.5 million, which exceeded charge-offs for the period by $7.2 million.

       The following table shows the composition of the allowance for loan and lease losses:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Specific reserves	$11,171	$12,810
Allocated reserves	136,409	129,700
Unallocated reserves	5,895	3,761
Total Allowance for Loan and Lease Losses	$153,475	$146,271

The increase to the allowance was recorded primarily in allocated reserves, which increased by $6.7 million as a result of historical loss trends and environmental factors. The allocated reserves are the largest component of the allowance and comprised 89% of the allowance at September 30, 2010. In addition, the unallocated reserve was increased to $5.9 million at September 30, 2010 from $3.8 million at December 31, 2009 to recognize volatility in the economy, historical losses, and uncertainty in the migration of loans. Despite the increase during the first nine months of 2010, the unallocated reserve comprised less than 4% of the total allowance. Management believes the unallocated reserve is necessary to address the level of uncertainty which results from economic trends and credit quality indicators.

Investment Securities

Investment securities increased $70.0 million to $2.2 billion at September 30, 2010, primarily as a result of purchases of investment securities available for sale totaling $450 million and unrealized net appreciation of the fair value of securities totaling $28.4 million. Repayment and sales partially offset the purchases of investment securities available for sale in the amount of $369 million; repayments and maturities also caused a $33.8 million decrease to investment securities held to maturity.

Other investments increased $4.7 million from $79.0 million at December 31, 2009 to $83.7 million at September 30, 2010 due to the purchase of Philadelphia Federal Reserve Bank stock during the first quarter. National Penn Bank is a member bank and is required to subscribe for six percent of its capital and surplus, which is measured annually at December 31st. Any purchases or redemptions to attain the requirement occur during the first quarter of each fiscal year.

During the first quarter of 2010, the Company recorded $0.6 million of other-than-temporary impairment (‘OTTI’) on an individual collateralized mortgage obligation which experienced credit deterioration during the quarter. The Company no longer intended to hold this security to recovery, and the security was subsequently sold during the second quarter of 2010. An additional $0.3 million of OTTI was recorded in the third quarter on three bank equity securities.  In comparison, the statement of operations for the nine months ended September 30, 2009 included net impairment losses on investment securities of $99.6 million. Also, the Company early adopted new OTTI guidance in the first quarter of 2009 which required credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/(loss) (“OCI”), in the first quarter of 2009.  Upon adoption, the Company reclassified $12.4 million, after-tax, for the noncredit-related portion of OTTI losses previously recognized in earnings. This amount was reflected as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI (“AOCI’). The securities underlying the 2009 OTTI were disposed of during the fourth quarter of 2009.

Goodwill

Goodwill on the consolidated balance sheet decreased to $273 million at September 30, 2010 from $282 million at December 31, 2009. The decrease in goodwill resulted from an $8.3 million goodwill impairment charge recorded during the second quarter of 2010 as a result of the pending sale of Christiana which was announced on June 23, 2010. The Company determined that the announced sale represented an indicator of impairment, since Christiana was determined to be a separate business and, inclusive of its goodwill, the carrying value was in excess of the sales price.

In addition, the goodwill assigned to each of the Company’s reporting units is tested for impairment at least annually as of June 30th. The annual goodwill impairment test, excluding Christiana, was performed as of June 30, 2010, and it was concluded that there was no additional goodwill impairment.

Liabilities

Liabilities totaled $8.2 billion at September 30, 2010 a decrease of $258 million, or 3.1%, from $8.4 billion at December 31, 2009. Total deposits, the Company’s primary source of funding, decreased $233 million during the first nine months of 2010. This reduction was achieved through the previously mentioned management initiative to improve profitability by reducing the cost of deposits through improvements in the mix of deposits. This strategy resulted in the reduction of balances of wholesale and municipal customers. Throughout 2010, the Company has maintained its focus on improvements in deposit mix and discipline in deposit pricing. Deposit composition changed as follows during the nine months ended September 30, 2010:

•	Non-interest bearing deposits increased $61.5 million, or 8.2%, to $815 million at September 30, 2010 from $754 million at December 31, 2009.
•	Money market deposits increased $39.4 million to $1.7 billion.
•	Savings deposits increased $15.9 million to $431 million.
•	NOW accounts increased $10.4 million to $1.3 billion.
•
Certificates of deposits decreased $361 million, or 13.8% from $2.6 billion at December 31, 2009 to $2.3 billion at September 30, 2010. The decline was primarily in CDs with balances greater than $100 thousand which decreased $266 million, or 26.5% to $738 million at September 30, 2010.

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.6 billion at September 30, 2010, which was a decrease of $28.0 million or 1.7% from December 31, 2009.  Borrowings were as follows as of and for the nine months ended September 30, 2010:

•
Securities sold under repurchase agreements and federal funds purchased totaled $752 million at September 30, 2010, an increase of $15.1 million, or 2.1%, from $737 million at December 31, 2009 due to additional borrowings under securities repurchase agreements resulting from an increase in cash management repurchase agreements with new customers.

•	Short-term borrowings are comprised of treasury, tax and loan payments and were comparable to $6.9 million at December 31, 2009 at $7.0 million as of September 30, 2010.
•	FHLB advances decreased $51.5 million, or 6.8%, to $705 million at September 30, 2010 from $757 million at December 31, 2009, due to advances that matured during the year.
•
Subordinated debentures increased $8.3 million from $132 million at December 31, 2009 to $141 million at September 30, 2010, due to an increase in fair value of the $65.2 million (par) of the subordinated debentures accounted for at fair value. This increase was recorded as a reduction to non-interest income in the statement of operations for the nine months ended September 30, 2010.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at September 30, 2010, an increase of $22.6 million from December 31, 2009. Activity during the nine months ended September 30, 2010 included:

•	Net income of $12.7 million;
•	Cash dividends on preferred stock of $5.6 million;
•	Cash dividends on common stock of $3.8 million; and
•	An increase to accumulated other comprehensive income of $17.2 million.

For the nine months ended September 30, 2010, accumulated other comprehensive income increased $17.2 million to $15.3 million.  The primary reasons for the net increase, after-taxes were:

•	Increase to the fair market value of investment securities available for sale of $18.4 million;
•	$0.4 million increase from a decrease in the fair market value of the effective portion of cash flow hedges which are in a liability position; and
•
Offsetting the two previous items was a $1.6 million decrease resulting from the pension plan curtailment during the first quarter of 2010, which reclassified the unrecognized prior service cost (gain) out of AOCI and into the consolidated statement of operations.

Results of operations for the nine months ended September 30, 2010 and September 30, 2009

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the nine months ended September 30, 2010 as compared to the same period in 2009.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using a 35% effective tax rate.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	2010			2009
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$445,449	$744	0.22%	$245,325	$426	0.23%
and federal funds sold
U.S. Treasury	132,054	404	0.41%	46,831	115	0.33%
U.S. Government agencies	1,194,249	31,310	3.51%	1,025,843	31,891	4.16%
State and municipal	794,841	40,099	6.75%	818,648	42,199	6.89%
Other bonds and securities	99,405	1,998	2.69%	138,448	3,200	3.09%
Total investments	2,220,549	73,811	4.44%	2,029,770	77,405	5.10%

Commercial loans and lease financing	3,908,253	155,124	5.31%	4,324,242	168,728	5.22%
Installment loans	959,724	37,770	5.26%	974,491	40,796	5.60%
Mortgage loans	979,649	42,231	5.76%	1,038,468	46,962	6.05%
Total loans and leases	5,847,626	235,125	5.38%	6,337,201	256,486	5.41%
Total earning assets	8,513,624	309,680	4.86%	8,612,296	334,317	5.19%
Allowance for loan and lease losses	(163,745)			(96,254)
Non-interest earning assets	903,902			1,143,527
Total assets	$9,253,781			$9,659,569

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$5,710,486	$50,518	1.18%	$5,987,692	$88,091	1.97%
Securities sold under repurchase agreements
and federal funds purchased	738,751	8,439	1.53%	642,385	9,617	2.00%
Short-term borrowings	6,839	-	0.00%	7,259	-	0.00%
Long-term borrowings	869,506	30,956	4.76%	1,004,098	34,423	4.58%
Total interest bearing liabilities	7,325,582	89,913	1.64%	7,641,434	132,131	2.31%
Non-interest bearing deposits	810,235			730,047
Other non-interest bearing liabilities	39,274			79,045
Total liabilities	8,175,091			8,450,526
Equity capital	1,078,690			1,209,042
Total liabilities and equity capital	$9,253,781			$9,659,569
INTEREST RATE MARGIN		219,766	3.45%		202,187	3.14%
Tax equivalent interest		(16,174)			(17,123)
Net interest income		$203,592			$185,064

  The following table allocates changes in FTE interest income and interest expense based upon volume and rate changes.  For purposes of this table, variances not solely due to rate or volume are allocated to volume.  Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)	Nine Months Ended September 30,
	2010 compared to 2009
	Volume	Rate	Total
Interest Income
Interest earning deposits at banks	$336	$(18)	$318
Securities
U.S. Treasury	255	34	289
U.S. Agencies	4,816	(5,397)	(581)
State and municipal	(1,212)	(888)	(2,100)
Other bonds and securities	(822)	(380)	(1,202)
Total investment securities	3,037	(6,631)	$(3,594)
Loans
Commercial loans and leases	(16,469)	2,865	(13,604)
Installment loans	(611)	(2,415)	(3,026)
Mortgage loans	(2,592)	(2,139)	(4,731)
Total loans	(19,672)	(1,689)	(21,361)
Total interest income	$(16,299)	$(8,338)	$(24,637)

Interest Expense
Interest bearing deposits	$(3,909)	$(33,664)	$(37,573)
Securities sold under repurchase
agreements and federal funds purchased	1,310	(2,488)	(1,178)
Short-term borrowings	-	-	-
FHLB advances and subordinated debentures	(4,753)	1,286	(3,467)
Total borrowed funds	(3,443)	(1,202)	(4,645)
Total interest expense	(7,352)	(34,866)	(42,218)
Increase (decrease) in interest income	$(8,947)	$26,528	$17,581

Net interest income for the nine months ended September 30, 2010 was $204 million, an increase of $18.5 million or 10.0% compared to the $185 million for the same 2009 period.  The net interest margin expanded 31 basis points to 3.45% for the nine months ended September 30, 2010 from 3.14% in the prior year period.  Net interest margin during the third quarter of 2010 decreased 8 basis points to 3.42% reflecting an increase in liquidity resulting from soft loan demand in the markets which the Company serves.

Interest income (FTE) for the nine months ended September 30, 2010 was $310 million, a $24.6 million or 7.4% decrease as compared to $334 million for the same period in 2009.  The average yield on interest-earning assets decreased 33 basis points to 4.86% and interest income decreased $8.3 million as the low interest rate environment continues to lead to declines in asset yields. In addition, earning assets declined $98.7 million from September 30, 2009 to September 30, 2010, which contributed $16.3 million to the decrease in interest income.

Interest income from loans decreased $1.7 million due to declines in interest rates.  Declining interest rates were most prominent for installment loans which were impacted by $2.4 million, as the mix of these loans continues to change toward lines of credit away from personal term loans and resulted in a lower blended rate. The underlying balance of installment loans was $960 million at September 30, 2010 and comprised 16.4% of average loans. The average interest rate on mortgage loans declined 29 basis points from September 30, 2009 to September 30, 2010 and resulted in a $2.1 million decrease to interest income. The Company continues to sell a significant part of its mortgage loan production.  The Company’s mortgage banking activities led to a $58.9 million decrease in the average balance between the periods and a decrease to net interest income of $2.6 million from September 30, 2009 to September 30, 2010. Commercial loans and leases comprised 66.8% of total average loans, and management focus on disciplined pricing improved interest income by $2.9 million for the periods presented, as the average yield on commercial loans and leases expanded 9 basis points to 5.31%. However, continued soft loan demand led to a $416 million decrease in the average balance of commercial loans and leases and resulted in a $16.5 million reduction to interest income for the nine months ended September 30, 2010 when compared to the prior year period.

Interest income on investment securities experienced a $6.6 million decrease due to interest rate declines, most notably U.S. Government Agency securities. Maturities and repayments on these securities caused the average yield to decline from 4.16% at September 30, 2009 to 3.51% at September 30, 2010. The decline in interest rate was nearly offset by an increase in the average balance of U.S. Agency securities which increased $168 million to $1.2 billion at September 30, 2010. Overall, interest income on investment securities (FTE) decreased during the period by $3.6 million due to yield declines from payoffs and maturities for state and municipal and other bonds and securities.

Interest expense for the nine months ended September 30, 2010 was $89.9 million, a decrease of $42.2 million or 31.0% compared to $132.1 million for the same period in 2009.  During the first nine months of 2010, the average cost of interest-bearing liabilities was 1.64%, a decrease of 67 basis points from 2.31% for the first nine months of 2009.  The Company has continued to focus on improvements in deposit mix and managing high cost, non-relationship based wholesale and municipal deposit customers.  This strategy contributed almost entirely to the decline in interest expense.  Maturing FHLB advances caused a $4.8 million decrease to interest expense for long-term borrowings from September 30, 2009 to September 30, 2010, while continued low interest rates contributed $2.5 million to the decrease through the use of borrowings under securities repurchase agreements.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $77.5 million for the nine months ended September 30, 2010, compared to $107.0 million for the same period in 2009. The provision for the nine months ended September 30, 2010 exceeded net charge-offs by $7.2 million, which increased the allowance to $153.5 million at September 30, 2010. The allowance as a percentage of non-performing loans increased to 163% at September 30, 2010, and the allowance to total loans and leases also increased to 2.72% for the same period. The improvements in credit quality metrics during the period stemmed mostly from declining levels of non-performing loans, assets, and classified loans combined with an increase in the allowance. The Company has been responsive to credit quality and has continued to work proactively on early identification and resolution of credit quality issues. Economic conditions resulted in adverse credit experience which resulted in increased classified loans, non-performing loans, and charge-offs during 2009. These credit trends led to initiatives to strengthen the balance sheet, which included increases to the allowance. In early 2010, credit quality indicators were mixed for National Penn, but it appears that credit quality has stabilized. Credit quality measures in the third quarter of 2010 were directionally consistent and have improved steadily since the fourth quarter of 2009. For additional analysis of the allowance refer to “Allowance for Loan Losses and Non-Performing Assets.”

Non-Interest Income

Non-interest income for the nine months ended September 30, 2010 increased $102 million to $74.6 million compared to a loss of $27.8 million for the nine months ended September 30, 2009. Substantial reductions in net impairment on investment securities and realized gains compared to losses on investment securities improved non-interest income for the nine months ended September 30, 2010 by $102 million. The nine months ended September 30, 2009 included $99.6 million for net impairment on investment securities and $3.1 million of realized losses from investment sales as compared to impairments of $0.9 million and gains on security sales of $0.2 million for current year-to-date period. In addition, the Company recognized a gain from the first quarter curtailment of the defined benefit pension plan of $4.1 million for the nine months ended September 30, 2010.

Overall, fee-based income was stable for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 and was as follows:

Increases:

•
Cash management and electronic banking fees increased 14.0%, or $1.6 million, to $13.3 million as a result of sustained efforts on deposit products and improvements in the number of cash management customers and customers with debit cards.

Decreases:

•
Service charges on deposit accounts decreased 10.6%, or $1.9 million to $16.2 million, due to declines in overdraft volume, resulting from improved customer saving levels. This trend has resulted in an increase in the average balance per account.

•
Insurance commissions and fees decreased 7.1%, or $0.8 million, to $10.9 million due to continued “softness” in the insurance industry resulting from economic conditions which affected commercial, property and casualty, and health insurance clients.

•
Wealth management income decreased modestly 0.8%, or $0.2 million, to $21.3 million from $21.5 million in the prior period. Exclusive of the revenue generated from Vantage, which was sold in fourth quarter 2009, wealth management income increased $2.3 million or 11.9% compared to the  nine months ended September 30, 2009, which resulted from appreciation of the broad equity markets and improved investment sales within the retail and asset management platforms.

Also during the first nine months of 2010, bank-owned life insurance income increased $0.9 million to $4.4 million primarily as a result of a gain from a claim received in the first quarter of 2010 of $0.8 million. Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and declined $0.2 million to $0.7 million for the nine months ended September 30, 2010, as the timing of fund activities and “exits” are intermittent.

Loss on subordinated debentures, accounted for at fair value, reduced non-interest income year-to-date 2010 by $8.3 million compared to an $8.1 million loss for the prior year. Mortgage banking income also decreased $2.3 million to $4.8 million year-to-date as a result of lower refinance demand which remains strong but is lower than in the prior year period.

Non-Interest Expense

Non-interest expense totaled $182 million for the nine months ended September 30, 2010 compared to $171 million for the same period in 2009. The increase of $10.7 million was due to goodwill impairment from the planned sale of Christiana totaling $8.3 million recorded during the second quarter of 2010. Other operating expenses also increased by $2.6 million for the same period, primarily due to loan workout expense and increased outside services expense.

The increases to non-interest expense were offset by a $2.8 million decrease to salaries, wages, and employee benefits which totaled $92.0 million for the nine-months ended September 30, 2010. The decrease from $94.8 million for the nine months ended September 30, 2009 was due to expense controls for salaries and benefits. Also, net premises and equipment expense and marketing expense declined $1.6 million and $0.6 million, respectively as compared to the first nine months of 2009. The reductions reflect the Company’s efforts to control expenses and mitigate the negative impact of regulatory compliance costs and workout expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 was $5.8 million compared to a benefit of $54.4 million for the nine months ended September 30, 2009. Included in the year-to-date tax expense is the redemption of the separate account BOLI which resulted in a taxable gain for which taxes of $8.1 million were recorded during the second quarter of 2010. The redemption did not result in pre-tax income or loss because of the stable value wrap, which protected the Company for its book carrying value. Income before taxes totaled $18.5 million for the nine months ended September 30, 2010 and included a  non-tax deductible goodwill impairment expense resulting from the announced sale of Christiana. In contrast, the Company reported a loss before income taxes of $121 million for the same period a year ago with a similar level of tax free income level and permanent differences, aside from the second quarter 2010 goodwill impairment.

The Company’s net deferred tax asset (“DTA”) decreased to $71.5 million at September 30, 2010 from $83.9 million at December 31, 2009. The decrease was primarily due to the taxes on BOLI of which $6.3 million could be offset by the Company’s net operating loss (“NOL”) carryforward. In addition, the fair value of investment securities available for sale appreciated in value and resulted in an increased deferred tax liability (“DTL”) of
$9.9 million. The decreases to the net DTA were offset slightly by deferred taxes resulting from increases to the allowance during 2010.

Each quarter, the Company evaluates the realizability of the DTA. As of  September 30, 2010, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Positive evidence included the operating profits and utilization of $6.3 million of the DTA resulting from the second quarter BOLI redemption. In addition, the announced sale of Christiana is expected to result in a taxable gain for which the NOL can be utilized to offset the payment of taxes.

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

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of September 30, 2010:

The following table sets forth contractual obligations representing required cash outflows as of September 30, 2010.

		Payments Due by Period:
			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	One Year	three years	five years	5 Years

Minimum annual rentals or non-cancelable operating leases	$44,692	$6,540	$10,556	$8,058	$19,538
Remaining contractual maturities of time deposits	2,250,125	1,680,718	378,307	190,223	877
FHLB advances	705,278	83,652	105,835	52,500	463,291
Subordinated debentures	140,731	-	-	-	140,731
Dividends on Preferred Stock*	91,875	7,500	15,000	25,500	43,875
Total	$3,232,701	$1,778,410	$509,698	$276,281	$668,312

*Term is unlimited; assumed 10 year term from inception.

The Company’s primary source of liquidity is deposits obtained from retail, business and institutional banking customers. The Company supplements liquidity with a mix of wholesale funding.   The Company’s wholesale sources of funds include:

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

As measured using the Consolidated Statement of Cash Flows, for the nine months ended September 30, 2010, the Company generated  $110 million in net cash and equivalents versus providing $204 million for the nine months ended September 30, 2009.  Cash was deployed during the first nine months of 2010 in the following ways:

Investing activities

•	$450 million of investment security purchases

Financing activities

•	$361 million reduction of certificates of deposit
•	$ 50.4 million of payments for maturing of FHLB advances
•	$5.6 million of dividends paid on preferred stock and $3.8 million of dividends paid on common stock

Operating activities generated $114 million of net cash for the nine months ended September 30, 2010 compared to $88.3  million for the nine months ended September 30, 2009.  During the nine months ended   September 30, 2010, cash was generated from the following additional sources:

Investing activities

•	$396 million of investment securities maturities
•	$302 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$127 million increase in core deposits
•	$15.1 million of cash from borrowings under securities repurchase agreements with customers

Capital

At September 30, 2010, National Penn, National Penn Bank and Christiana’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company, National Penn Bank and Christiana will each continue to exceed the minimum capital requirements in the foreseeable future.  In addition, National Penn Bank is in compliance with the individual minimum capital ratios resulting from its informal agreement with its primary regulator which requires the following minimum capital ratios: Tier 1 leverage of at least 8.0%, Tier 1 risk-based capital ratio of at least 10.0%, and total risk-based capital of at least 12.0%.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009

The Company	9.67%	8.88%	14.00%	12.66%	15.26%	13.92%
National Penn Bank	8.89%	7.86%	12.92%	11.21%	14.18%	12.47%
Christiana	9.53%	7.13%	15.53%	14.24%	16.79%	15.51%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.  Beginning in the second quarter of 2010, a portion of the net deferred tax asset was included in the computation of National Penn and National Penn Bank’s capital and as of September 30, 2010 continues to be included in the computation.

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2010:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan commitments	$1,508,747	$856,112	$110,659	$44,147	$497,829
Letters of credit	$163,437	115,384	45,335	-	2,718
Total	$1,672,184	$971,496	$155,994	$44,147	$500,547

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

The following table shows separately the interest rate sensitivity of each category of interest earning assets and interest bearing liabilities at September 30, 2010:

	Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years
Interest-earning assets:
Interest bearing deposits at banks	$609,733	$-	$-	$-
Federal funds sold	-	-	-	-
Investment securities and other securities	240,277	356,841	448,137	1,085,948
Loans and Leases (1)	2,411,646	917,885	1,963,519	348,780
Total interest-earning assets	$3,261,656	$1,274,726	$2,411,656	$1,434,728
Cumulative total interest-earning assets	$3,261,656	$4,536,382	$6,948,038	$8,382,766

Liabilities and Equity
Interest bearing deposits	$3,999,061	$1,121,816	$568,530	$877
Borrowed funds	595,470	83,586	326,236	459,388
Subordinated debt	77,321			63,410
Total interest-bearing liabilities	$4,671,852	$1,205,402	$894,766	$523,675
Cumulative total interest-bearing liabilities	$4,671,852	$5,877,254	$6,772,020	$7,295,695

Interest-earning assets less interest -bearing
liabilities	$(1,410,196)	$69,324	$1,516,890	$911,053

Cumulative interest-rate sensitivity gap	$(1,410,196)	$(1,340,872)	$176,018	$1,087,071

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

(dollars in thousands)
	September 30, 2010		September 30, 2009
Change in	Change in Net Interest Income		Change in Net Interest Income
Interest Rates	$	%	$	%
(in basis points)
+ 300	$ 21,780	7.86%	$ 20,634	7.28%
+ 200	14,212	5.13%	13,055	4.60%
+ 100	6,628	2.39%	6,098	2.15%
- 100	(3,431)	-1.24%	(2,618)	-0.92%
- 200	(11,191)	-4.04%	(10,026)	-3.54%
- 300	(11,784)	-4.25%	(14,947)	-5.27%

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

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

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

As of September 30, 2010, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives may require substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank agreed to maintain after March 31, 2010 a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At September 30, 2010, National Penn Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.89%, 12.92% and 14.18%, respectively.

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

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets, classified assets and other regulatory requirements. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses. As of September 30, 2010, National Penn’s total allowance for loan and lease losses is $153.5 million.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Deteriorating local economic conditions during 2008, 2009 and the first nine months of 2010 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $57 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of September 30, 2010. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur additional impairments to goodwill.

At September 30, 2010, National Penn had $273.5 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in further impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and our stock price.

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

Business operations of National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations.  This regulatory framework is primarily designed to protect consumers, depositors and the government’s deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny.  In addition, National Penn is subject to governmental oversight and regulation of its business as a participant in the U.S. Treasury’s Capital Purchase Program.  Failure by National Penn to comply with these requirements could result in adverse action by regulators, which would negatively affect National Penn’s reputation and could adversely affect National Penn’s ability to manage its business, and as a result, could be materially adverse to National Penn’s shareholders.

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

Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that have obtained funding under the CPP or changing lending practices that legislators believe should be changed. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could further restrict National Penn's operations or increase governmental oversight of its businesses and its corporate governance practices. The Special Inspector General for the Troubled Asset Relief Program, or TARP, has requested information from National Penn and other TARP participants, including a description of past and anticipated uses of the TARP funds. National Penn and other CPP participants are also required to submit monthly reports about their lending and financial intermediation activities to the U.S. Treasury. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

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

In addition to the EESA and ARRA, other changes in federal and state legislation and regulation may affect National Penn’s operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others, (i) new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds; (ii) the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more, (iii) the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk, (iv) provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, (v) a provision that would broaden the base for FDIC insurance assessments, and (vi) a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.  While a few of the Dodd-Frank Act’s provisions became effective immediately, most are to be implemented by rules promulgated within six to 18 months of signing.  In addition to the regulatory requirements of the Dodd-Frank Act, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

The Dodd-Frank Act requires the FDIC to increase reserves against future losses, which will require increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. Although the precise impact on National Penn will not be clear until implementing rules are issued, any future increases in assessments or higher periodic fees could adversely affect National Penn’s earnings.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 126.1 million shares were outstanding as of September 30, 2010, and up to one million shares of preferred stock, none of which shares are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, as of September 30, 2010, 2.9 million shares are available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. As of September 30, 2010, 10.6 million shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its principal bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank and Christiana Bank & Trust Company are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank and Christiana Bank & Trust Company to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2010, National Penn Bank and Christiana Bank & Trust Company did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, Christiana Bank & Trust Company and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In October 2010, National Penn’s Board of Directors approved a fourth quarter 2010 cash dividend of $.01 per share.  The $0.01 common stock dividend is reduced from prior levels and is intended to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, Federal Reserve limitations and guidance are relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury.  National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Under the terms of National Penn's purchase agreement with the U.S. Treasury pursuant to which National Penn issued the Series B Preferred Stock and the Warrant, National Penn's ability to declare or pay dividends on any of its stock is restricted. Specifically, National Penn may not declare dividend payments on common, junior preferred or pari passu preferred stock if it is in arrears on the dividends on the Series B Preferred Stock. Further, National Penn may not pay quarterly cash dividends on its common stock above $0.17 per share, without the U.S. Treasury's approval until December 12, 2011 unless all of the Series B Preferred Stock has been redeemed or transferred.

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

To repurchase the Series B Preferred Stock and the Warrant. National Penn must obtain regulatory approval. There can be no assurance when or if the Series B Preferred Stock and Warrant can be repurchased or what the redemption price for the Warrant will be. Until such time as the Series B Preferred Stock and the Warrant are  repurchased, National Penn will remain subject to the terms and conditions set forth in the purchase agreement with the U.S. Treasury, the Series B Preferred Stock and the Warrant, which, among other things impose restrictions on quarterly cash dividends on its common stock and, with some exceptions, on repurchases of its common stock. Further, National Penn's continued participation in the CPP subjects it to increased regulatory and legislative oversight. See the risk factor titled “The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.”

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

A Warning About Forward-Looking Information

This Report, including information incorporated by reference in this Report, contains forward-looking statements about National Penn and its subsidiaries.  In addition, from time to time, National Penn or its representatives may make written or oral forward-looking statements about National Penn and its subsidiaries.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “goal,” “potential,” “pro forma,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology.  Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, rationales, objectives, expectations or consequences of various proposed or announced transactions, and statements about the future performance, operations, products and services of National Penn and its subsidiaries.  National Penn cautions its shareholders and other readers not to place undue reliance on such statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended  September 30, 2010.  National Penn is not permitted to repurchase shares of its stock under a stock repurchase plan until the earlier of December 12, 2011 or the date on which the U.S. Treasury no longer holds National Penn’s senior preferred stock.

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

10.1
Investment Agreement, dated as of October 5, 2010, by and between National Penn Bancshares, Inc. and Warburg Pincus Private Equity X, L.P. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010).

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 8, 2010	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 8, 2010	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer