Form 10-K
period 2010-12-31
NATIONAL PENN BANCSHARES INC
filed 2011-03-01
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes [ ]	No [ ]

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
Large accelerated filer [x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2010, was $741.7 million.

As of February 28, 2011, the Registrant had 151,349,188 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2011 -- Part III.

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

National Penn was incorporated in January 1982.  We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank including its KNBT, Nittany and HomeTowne Heritage Divisions.

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

•
At December 31, 2010, National Penn operated 119 community banking offices throughout thirteen counties in eastern Pennsylvania, 5 community offices in Centre County, Pennsylvania, and 1 community office in Cecil County, Maryland.

•	At December 31, 2010, National Penn had total assets of $8.8 billion, total loans and leases of $5.3 billion, total deposits of $6.1 billion, and total shareholders’ equity of $1.1 billion.

•	As of December 31, 2010, we had an allowance for loan and lease losses of $150 million, which represented 2.82% of total loans and leases outstanding.
Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west.

During 2010, we served communities throughout a fifteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area.

Within this geographic region, there are six distinct market areas:

•	the Reading/Berks County area, an area in which the service industry is increasingly replacing manufacturing;

•	the greater Lehigh Valley area, consisting of Lehigh, Northampton, southern Carbon and Monroe Counties, also an area in which a growing service industry is replacing manufacturing;
•	the northeast Pennsylvania region, consisting of Luzerne, Schuylkill and northern Carbon Counties, a mix of urban, suburban and rural areas;
•	the five-county Philadelphia metropolitan area, consisting of Philadelphia and its suburbs in Bucks, Chester, Delaware and Montgomery Counties;
•	Lancaster County, an area with a significant agricultural economy; and
•	Centre County, consisting of the State College/Bellefonte area.

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

Many of these competitors are significantly larger than National Penn; have greater resources, lending limits and larger branch systems; offer a wider array of financial services than National Penn; and are also long-established in their geographic markets.  Refer to “General Development of Business” below.  In addition, some of these competitors are subject to a lesser degree of regulation than that imposed on National Penn.

Many of these competitors have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, including many of the largest ones.   See “Gramm-Leach-Bliley Act” below.

Business Strategy

Our goal is to generate high quality customer relationships with profitable revenue growth. We intend to accomplish this goal by combining the robust product offerings and fee-based services of a major regional financial services company with the personal attention, service and responsiveness of a community bank.  We believe this strategy will result in a higher level of customer satisfaction leading to increased business with and retention of current customers, the ability to gain new customers, and the creation of shareholder value. The primary components of our business strategy are commercial banking, consumer banking, and wealth management.

Our business strategy is supported by a strong delivery system that places greater emphasis on customer service.  We have segmented our delivery into lines of business and into regions based primarily on geographic considerations.  Each line of business works closely with our regions and reports to the head of corporate banking.  Each region is managed by a regional president who reports to the chief delivery officer.  Both head of corporate banking and the chief delivery officer coordinate our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this delivery design is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

Commercial Banking Commercial banking has been our historic and ongoing business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $35 million as of December 31, 2010, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high quality relationships with strict guidelines related to customer credit worthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe that this helps to distinguish us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services.  While currently receiving a reduced emphasis given the current stresses in our primary market areas, we also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  As of December 31, 2010, our commercial loan portfolio was $3.5 billion, which represents 65% of our total loans outstanding.

Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs.  In order to serve small businesses better, National Penn Bank is an approved “SBA Preferred/Express Lender” by the U.S. Small Business Administration (“SBA”).  Being a Preferred/Express Lender authorizes us to underwrite and approve qualifying small business loans without the prior approval of the SBA.

Our Government Banking Group provides for the financial services of municipalities and school districts. Our Cash Management Group works closely with the commercial relationship managers to provide remote deposit capture, disbursement, collection, investment and electronic banking services to new and existing business customers.  Our customized product offerings are tailored to serve a wide range of customers from small business to middle market clients with a focus on cost effective products designed to improve cash flow and cash utilization.

Consumer Banking   We offer a full range of deposit accounts, which include demand, NOW, money market, certificates of deposit and other checking and savings accounts.  We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, multi-family loans, educational loans and credit cards.  In addition, we offer automated teller services through an inter-bank automated teller system, safe deposit and night depository facilities and internet banking services, including on-line bill paying.  We continue to focus our efforts in further development of retail products and services, especially core transactional deposit accounts.

An important component of our business strategy is the development of business lines and products to better serve our customers.  We are continually assessing the markets within which we operate in order to identify and capitalize upon opportunities where we believe a market segment is being under-served.  Once identified, we focus on customizing solutions that are beneficial to the user and profitable to us.

Wealth Management   In addition to generation of fee income through our commercial banking operations, including mortgage lending, we have a number of specialized investment and insurance subsidiaries to develop fee income and to serve specific markets.

Investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions are provided through National Penn Investors Trust Company (“NPITC”). NPITC is a division of National Penn Wealth Management, N.A. a national trust company headquartered in Delaware and subsidiary of National Penn Bank. With seven offices throughout eastern Pennsylvania, NPITC has an eighty year heritage of serving the asset management needs of clients. NPITC works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”) to deliver highly disciplined investment strategies.

National Penn Capital Advisors, a separate RIA, and its Resources for Retirement division, focus on providing a wide range of 401(k), investment, and consulting solutions for the retirement plan market. Securities brokerage services are provided by a third party vendor, under the name "National Penn Investment Services." The wealth management group currently manages, advises or administers approximately $4.0 billion for over 30,000 client accounts.

National Penn Insurance Services Group, Inc. ("NPISG") and its division Higgins Insurance Associates provide property and casualty insurance services for individuals and businesses. Caruso Benefits Group, Inc., a subsidiary of NPISG offer specialized employee benefits consulting services. These companies currently serve over 15,000 customers.

For the year ended December 31, 2010, our efforts in the wealth and insurance business produced fee income for the Company of $42.6 million.

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

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874.  National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to National Penn Bank (“the Bank”).  National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 61 community offices.  At December 31, 2010, National Penn had approximately $9 billion in total assets, and National Penn Bank conducted operations through 125 community offices.

In 2010, National Penn raised capital and resultant capital ratios, reduced non-performing assets and other “classified” assets, enhanced its liquidity, improved its cost of funds through an improved deposit mix (decreased reliance on certificates of deposit and increased reliance on checking account and other core deposits). In addition, National Penn reduced its level of commercial real estate loans, and focused on its core business operations and markets.  Also, National Penn redeemed its separate account bank-owned life insurance policies (“BOLI”) and sold one of its banking subsidiaries Christiana Bank & Trust Company.

Lending

Underwriting and Credit Administration

        The Board of Directors, through the Director’s Enterprise Risk Management Committee (”DERMC”), reviews our lending practices and policies.  The Credit Policy Committee approves loan authority for certain officers to be used individually or jointly and approves membership in the Company’s Loan Committee.  The largest single lending authority within National Penn Bank is $2.0 million and joint authorities range from $2.0 million to $10 million based upon the type of loan and industry sector and the credit risk rating of the relationship.   Any loan request for an amount exceeding the highest individual or joint approval authority levels must be approved by the Company’s Loan Committee.  The Loan Committee is chaired by the Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.

        The Company originates loans primarily through direct solicitation of the borrower, referral sources, and loan participations with other banks.

As part of our enhancement to credit administration in 2010, the Company expanded its Loan Review Department and hired a Director of Loan Review, who reports directly to the DERMC. New Loan Review policies and procedures were implemented including the internal review and assessment of portfolio quality reviews performed by outside service providers. Portfolio reviews, both internal and external, consist of statistical sampling of commercial business, commercial real estate and retail loans for adherence to credit policy and underwriting standards, proper loan administration and asset quality. In addition, the Company’s President and Chief Executive Officer and other senior lending and credit administration personnel meet monthly as part of the Credit Policy Committee to review delinquencies, non-performing assets, classified assets and other relevant information to evaluate credit risk within these portfolios.

Loan Portfolio

At December 31, 2010 and 2009, our portfolio was composed of the following balances by loan types:

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
(dollars in thousands)		Portfolio		Portfolio

Residential Subdivision	$69,765	1.31%	$133,095	2.21%
Multifamily (5+ Units)	220,542	4.14%	275,280	4.57%
Residential (1-4 Units)	172,906	3.25%	189,930	3.15%
Retail and Shopping Center	224,161	4.21%	257,069	4.27%
Office Building	95,707	1.80%	124,706	2.07%
Other	266,962	5.01%	259,843	4.31%
Total Commercial Real Estate	1,050,043	19.71%	1,239,923	20.58%

Commercial Term Loans & Mortgages	1,870,833	35.12%	2,154,174	35.76%
Lines of Credit	553,691	10.39%	629,202	10.44%
Leases	10,437	0.20%	17,304	0.29%
Total Commercial Business Loans	2,434,961	45.71%	2,800,680	46.49%
Total Commercial Loans	3,485,004	65.42%	4,040,603	67.07%

Residential Mortgages	765,414	14.37%	845,996	14.04%
Home Equity Loans	423,755	7.96%	487,793	8.10%
Home Equity Lines of Credit	472,180	8.86%	469,234	7.79%
Other Loans	180,370	3.39%	180,874	3.00%
Total Consumer Loans	1,841,719	34.58%	1,983,897	32.93%
Total Loans	$5,326,723	100.00%	$6,024,500	100.00%

Commercial Lending

General – A majority of our loan assets are loans to businesses of many types.  We make commercial loans for real estate development, equipment financing, accounts receivable and inventory financing and other purposes as required by the broad spectrum of borrowers.

Our credit policies outline advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and finished inventory or raw material.  Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, quality of the collateral and/or the term of the loan.

We provide secured and unsecured loans.  Below are different loan types offered to the Company’s commercial loan customers:

Commercial Real Estate

Commercial Properties – These loans include both construction loans and long-term loans financing commercial properties such as office buildings, retail strip malls, 1-4 unit residential properties and medical office buildings.   Properties in this category are less than 50% occupied by the owner. Repayment of this kind of loan is dependent upon the resale of or lease of the subject property. Loan amortizations range from one year to 25 years and terms typically do not exceed five years. Interest rates can be either floating or fixed.  Floating rates are fully indexed typically to the prime rate.  Fixed rates are generally set for periods of three to five years with either a rate reset provision or a balloon payment. We provide interest rate derivatives to highly qualified customers as a mechanism to hedge their interest rate risk.

Residential Subdivision – These loans are made to residential subdivision developers to build residential properties including roadways, the installation of utilities and the actual construction of the one to four family houses.  Repayment of this kind of loan is dependent upon the sale of individual houses to consumers or in some cases to other developers.  Terms of the loan are generally for one to three years.  Interest rates are usually floating and are fully indexed typically to the prime rate.  Credit policy addresses maximum loan to value, cash equity requirements, repayment accelerations, sellout time frames, and overall sponsor credit strength.

Multifamily – These loans provide the construction and/or long term financing of greater than five unit residential properties that are for lease.  Loan amortizations range from one year to 25 years and terms typically do not exceed five years.  Interest rates can be either floating or fixed for three to 10 year periods.  Floating rates are fully indexed typically to the prime rate.  These loans are repaid from the leasing of the individual units.

        Commercial Business Loans

        Loans in this general category are made to proprietors, professionals, partnerships, LLP’s, LLC’s and corporations.  Repayment of this kind of loan generally comes from the cash flow of the business.  The assets financed are used within the business for its ongoing operation.

 Commercial Term Loans and Mortgages – These loans are typically used to finance the equipment and the owner-occupied real estate needs of the borrower.  Terms typically range to 5 years in amortization dependent upon the economic life of the asset financed.  Interest rates will be either floating or fixed.  Floating rates are fully indexed typically to the prime rate.  We provide interest rate derivatives to highly qualified customers as a mechanism to hedge their interest rate risk.

         Commercial Lines of Credit – We offer lines of credit that finance short-term working capital needs of the borrower including funds for accounts receivable, inventory, short-term equipment needs and operating expenses.  Lines of credit allow the business owner to borrow, repay, and re-borrow funds on an as needed basis up to a pre-determined maximum level.  Lines of credit are typically committed for one year but may be granted for longer terms based on the financial strength of the borrower and the collateral provided.  Typical collateral for a line of credit will consist of the borrower’s accounts receivable, inventory, and machinery and equipment.  Sometimes the collateral will include the business real estate or the business owner’s personal assets.  Repayment of the line is dependent upon the ongoing success of the business and the conversions of assets, such as accounts receivable and inventory, to cash.  Interest rates are usually floating and fully indexed, typically to the prime rate.

Small Business Loans - We are a Preferred/Express Lender as designated by the U.S. Small Business Administration (“SBA”).  As a Preferred/Express Lender, underwriters at the Bank make approval decisions for the majority of its SBA loans, for business owners that qualify for a loan guaranty issued by the SBA. The amount of the guaranty can range from 50% to 90% of the loan amount dependent on the form of the loan.  SBA guaranteed loans may be used to finance equipment, owner-occupied business real estate, accounts receivables and inventory.  The term of SBA loans can range from one year up to 25 years dependent upon the purpose and collateral offered.  SBA regulations limit interest rates and terms.   We may sell the guaranteed portions of its originated SBA loans in the secondary market.

Consumer Lending

              We provide loans directly to consumers to finance personal residences, automobiles, college tuition, home improvements and other personal needs.  We make indirect loans to purchase both new and used vehicles.   We also originate first lien residential mortgages principally in eastern and central Pennsylvania.  The majority of residential mortgages are conformed to FNMA and FHLMC underwriting criteria and are sold to secondary market investors. Other residential products such as jumbo mortgages are originated and held in the loan portfolio.

      We also provide home equity loans, home equity lines of credit and other consumer loans through our network of community offices and Private Banking division.  The majority of consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  We require a loan to value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.  We originate home equity loans and home equity lines of credit directly with customers, principally located in Eastern and Central Pennsylvania.

Investment Policies and Strategies

Our investment portfolio consists primarily of U.S. Agency and Municipal bonds. The Agency bonds include debentures as well as mortgage-backed securities issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry lower risk-based capital requirements than certain other types of securities based upon their relative risk characteristics.  The primary purpose of our investment portfolio is to provide a source of liquidity.  For liquidity purposes, we concentrate on buying high quality, highly marketable securities. We also construct the portfolio seeking a steady cash flow stream. A high percentage of the investment portfolio supports our pledging needs for funding purposes (that is, we must pledge qualifying assets to secure deposits of municipalities and other governmental entities). Our investment portfolio is an essential tool in interest rate risk management.  Our investment strategy is used to manage our overall interest rate risk position in accordance with corporate guidelines established by management and approved by the Board of Directors.

Operating Segments

At December 31, 2010, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 21 to the consolidated financial statements included at Item 8 of this Report.  Footnote 21 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Products and Services with Reputation Risk

We offer a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied or objects to any product or service offered by us or any of our subsidiaries, negative publicity with respect to any such product or service, whether justified or not, could have a negative impact on our reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on our reputation.

Concentrations and  Seasonality

We do not have any portion of our businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.   Our commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in Pennsylvania.  Refer to “Significant Concentrations of Credit Risk” in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.  While our businesses are not seasonal in nature, we experience some fluctuation in our deposits due to the seasonality of government and school district deposits.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2010, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2011.

Employees

At December 31, 2010, National Penn and its subsidiaries had 1,843 full- and part-time employees.  Our Full-time Equivalent ("FTE") employee number is 1,728.

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

In general, the BHCA limits the business in which a bank holding company may engage in banking, managing or controlling banks and other activities that the Federal Reserve determines to be appropriately incidental to the business of banking. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) amended the BHCA and established a new kind of bank holding company called a “financial holding company.”  GLBA expanded the permissible activities of a bank holding company that elects to become a financial holding company.  A financial holding company may engage in any type of activity that is financial in nature, or incidental or complementary to a financial activity.   National Penn has not become a “financial holding company.”  See “Gramm-Leach-Bliley Act” below.

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

The Federal Reserve’s regulations concerning permissible non-banking activities for National Penn provide fourteen categories of functionally related activities that are permissible non-banking activities. These are:

•	Extending credit and servicing loans;
•	Certain activities related to extending credit;
•	Leasing personal or real property under certain conditions;
•	Operating non-bank depository institutions, including savings associations;
•	Trust company functions;
•	Certain financial and investment advisory activities;
•	Certain agency transactional services for customer investments, including securities brokerage activities;
•	Certain investment transactions as principal;
•	Management consulting and counseling activities;
•	Certain support services, such as courier and check printing services;
•	Certain insurance agency and underwriting activities;
•	Community development activities;
•	Issuance and sale of money orders, savings bonds, and traveler’s checks; and
•	Certain data processing services.

Depending on the circumstances, Federal Reserve approval may be required before National Penn or its non-bank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

Dividend Restrictions

National Penn is a legal entity separate and distinct from National Penn Bank and National Penn’s other direct and indirect bank and non-bank subsidiaries.

National Penn’s revenues (on a parent company only basis) result almost entirely from dividends paid to National Penn by its subsidiaries.  The right of National Penn, and consequently the right of creditors and shareholders of National Penn, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of National Penn Bank except to the extent that claims of National Penn in its capacity as a creditor may be recognized).

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries.  See “Supervision and Regulation - Regulation of National Penn Bank” in this Item 1 and refer to Footnote 16 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

As a result of National Penn’s participation in the Troubled Asset Relief Program’s Capital Purchase Program, National Penn is required to obtain the consent of the U.S. Department of the Treasury (“Treasury”) to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.17 per share of common stock) until National Penn has redeemed its Series B Fixed Rate Cumulative Perpetual Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party.  Refer to “Troubled Asset Relief Program” below.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company.  At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The Federal Reserve has ruled that the senior perpetual preferred stock issued to the Treasury Department under the Troubled Asset Relief Program's Capital Purchase Program (described in more detail below) also qualifies as Tier 1 capital. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2010, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 16.12% and 17.38%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2010, National Penn’s leverage ratio was 10.59%.

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

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the Office of the Comptroller of the Currency (“OCC”), its primary regulator, principally due to its level of classified assets.  Under this informal agreement, National Penn Bank agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Most of these initiatives are in various stages of completion. Additionally, National Penn Bank agreed to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  National Penn Bank’s capital ratios were in compliance with the aforementioned capital requirements.  At December 31, 2010, National Penn Bank's capital ratios were 8.89%, 13.39% and 14.65%, respectively.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  The assessments are based on the risk classification of the depository institutions.  National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2010, and expects to be required to pay regular insurance assessments to the FDIC in 2011.  In 2009, the FDIC raised current assessment rates and altered the way in which the assessment system differentiates for risk.  The FDIC imposed an "emergency premium" assessment on insured banks on June 30, 2009.   In 2010, National Penn’s FDIC insurance premium continued to increase, and National Penn expects such expense to increase further in 2011.

Regulation of National Penn Bank

The operations of National Penn Bank are subject to various federal and state statutes applicable to banks chartered in the United States, as well as regulations of the OCC.

The OCC, which has primary supervisory authority over National Penn Bank, regularly examines national banks in such areas as reserves, loans, investments, management practices, trust, and other aspects of operations. These examinations are designed for the protection of depositors rather than shareholders.  National Penn Bank must furnish annual and quarterly reports to the OCC, which has the legal authority to prevent the bank from engaging in an unsafe or unsound practice in conducting its business.

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

As a subsidiary bank of a bank holding company, National Penn Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans.

The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to its directors, executive officers and principal shareholders, and the directors, executive officers and principal shareholders of its parent holding company, as well as to their related interests.

Regulation of Other Subsidiaries

National Penn Wealth Management, N.A., a direct subsidiary of National Penn Bank, is a limited purpose national trust company regulated by the OCC.  National Penn Bank’s other direct non-bank subsidiaries are also subject to regulation by the OCC.  In addition, National Penn Capital Advisors, Inc. and Institutional Advisors, LLC, investment advisory firms, are each primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank’s insurance agency subsidiaries are primarily subject to regulation by the Pennsylvania Department of Insurance.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the most extensive overhaul of the laws regulating the U.S. financial services industry since the Great Depression, was signed into law.  Dodd-Frank creates a new federal oversight function for identifying and managing systemic financial risks, reorganizes the federal bank regulatory structure and imposes new standards and limitations on commercial banking, securities and insurance activities.  A number of provisions are immediately effective, but many have delayed effective dates and extended implementation timetables to allow the financial regulatory agencies to promulgate a broad array of new regulations.  Although it is not possible to determine the ultimate impact of Dodd-Frank before the extensive rulemaking process is completed, the following provisions are of greatest significance to National Penn and its subsidiaries (effective immediately, except as noted):

•
Expands the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions and functionally regulated subsidiaries. (effective July 21, 2011)

•	Requires a bank holding company to be well capitalized and well managed in order to receive approval of an interstate bank acquisition. (effective July 21, 2011)
•	Permits a national bank to establish interstate branches to the same extent as the branch state allows establishment of in-state branches.
•
Requires federal banking regulators to set capital requirements for banks and bank holding companies higher in times of economic expansion and lower in times of economic contraction. (effective July 21, 2011)

•	Creates a new Consumer Financial Protection Bureau with broad rulemaking authority to administer, enforce and implement the federal consumer financial laws.
•
Subjects national banks to state consumer financial laws from which they had been historically exempted under the principles of federal preemption, except where the OCC makes a specific ruling on a case-by-case basis.

•	Comprehensively subjects national bank subsidiaries and affiliates to all state laws by eliminating federal preemption authority historically available to them through their national bank affiliation.
•	Authorizes a state attorney general to file a lawsuit against a national bank to enforce state consumer financial laws and other applicable state laws.
•	Permits FDIC-insured banks to pay interest on business demand deposits. (effective July 21, 2011)
•
Amends the Electronic Fund Transfer Act to require the Federal Reserve to set “reasonable and proportional” limits on interchange fees charged to merchants by debit card issuers. (effective July 21, 2011)

Dodd-Frank imposes more extensive federal regulatory changes on financial institutions with more than $10 billion in assets.  Because the assets of National Penn do not exceed $10 billion, Dodd-Frank does not, for example, subject National Penn to examination by the Consumer Financial Protection Bureau or limit the debit card interchange fees charged by National Penn Bank.

Dodd-Frank also permanently raised the current standard maximum deposit insurance amount to $250,000.  The higher coverage limit is intended to enhance the safety and security of all deposit accounts.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (“GLBA”):

•	Repealed various provisions of the Glass-Steagall Act to permit commercial banks to affiliate with investment banks (securities firms) and insurance-related businesses.
•	Amended the BHCA to permit qualifying bank holding companies to engage in any type of financial activity.
•	Permits subsidiaries of national banks to engage in a broad range of financial activities that are not permitted for national banks themselves.

The result is that banking companies are generally able to offer a wider range of financial products and services and are more readily able to combine with other types of financial companies, such as securities firms and insurance companies.

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

Although the long-range effects of GLBA cannot be predicted, National Penn believes GLBA will continue to narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Fair Credit Reporting Act

In 2008, the federal banking agencies issued regulations implementing the affiliate marketing provisions added to the Fair Credit Reporting Act by the Fair and Accurate Credit Transactions Act.  The regulations, which carried a mandatory compliance date of October 1, 2008, require a financial institution to provide consumers with notice and an opportunity to opt out before certain information can be received from, or disclosed to, an affiliate for the purpose of making a marketing solicitation.

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

Interest on Reserves

Drawing upon its accelerated authority under EESA (see “Troubled Asset Relief Program”, below), the Federal Reserve issued a final rule directing that interest be paid on the required and excess reserve balances held by depository institutions at Federal Reserve Banks.  The regulation became effective with the reserve maintenance period beginning July 2, 2009.

FDIC Temporary Liquidity Guarantee Program

National Penn has enrolled in the Temporary Liquidity Guarantee Program (“TLG”), which was established by the FDIC in October 2008 as an initiative to counter the then current system-wide crisis in the nation's financial sector. The TLG provides two limited guarantee programs.

First, the Debt Guarantee Program (“DGP”) guarantees newly-issued senior unsecured debt of insured depository institutions and their affiliated bank holding companies.  Debt, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt issued on or before June 30, 2009, is fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The DGP debt guarantee is triggered by payment default rather than bankruptcy or receivership, and short-term debt issued for one month or less is not covered.  The DGP guarantee expires on June 30, 2012, even for debt that matures after that date.  Fees to participate in the DGP are based on the length to maturity of the debt.

Second, the Transaction Account Guarantee Program (“TAG”) guaranteed noninterest bearing transaction accounts, regardless of dollar amount, held by insured depository institutions.  In addition to traditional demand deposit accounts, the TAG covers business payroll accounts, low interest NOW accounts and funds held in trust by attorneys, called “IOLTA” accounts.  For TAG participants, a 10 basis point annual rate surcharge is added to an institutions’ current FDIC insurance assessment to cover noninterest bearing transaction account amounts over $250,000.  The FDIC terminated the TAG as of December 31, 2010.

Under Dodd-Frank, beginning December 31, 2010, for a two-year period, noninterest-bearing transaction accounts are fully covered by federal deposit insurance.  Coverage applies to all FDIC-insured depository institutions.  In contrast to the TAG, no institution may opt out and low interest NOW accounts are no longer covered.  On December 22, 2010, Congress passed a bill to include IOLTA accounts within the definitions of non-interest-bearing transaction accounts.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law for the purpose of providing the Treasury with the authority and facilities to restore liquidity and stability to the U.S. economy.  Central to the EESA is the Troubled Asset Relief Program (“TARP”), under which the Treasury can purchase troubled assets from any financial institution subject to appropriate terms and conditions that minimize the long-term negative impact on U.S. taxpayers.

On October 14, 2008, in a joint statement with the FDIC and the Federal Reserve, the Treasury announced the creation of the TARP Capital Purchase Program (“CPP”) to enable the Treasury to make capital investments in public and private banking institutions.  Under CPP, Treasury can purchase up to $250 billion of senior preferred shares on standardized terms from qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies.  A participating institution may sell shares of its senior preferred stock valued between 1% and 3% of its risk-weighted assets.  Senior preferred stock ranks senior to common stock and pari passu with existing senior preferred stock, is non-voting, and is callable at par after three years.  Shares of senior preferred stock pay a cumulative annual dividend of 5% for the first five years and 9% in later years.  As part of the purchase transaction,  the Treasury also receives warrants to purchase common stock in the institution equating to 15% of the market price of its investment in the senior preferred stock at the time of issuance.

National Penn applied to participate in CPP and received Treasury approval to do so.  On December 12, 2008, by letter agreement, which included CPP standardized terms, National Penn issued and sold to the Treasury (i) 150,000 shares of National Penn’s Series B Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 1,470,588 shares of the National Penn’s common stock, without par value, at an initial exercise price, subject to anti-dilution adjustments, of $15.30 per share, for an aggregate purchase price of $150 million in cash.  The number of shares subject to the warrants was reduced to 735,294 in the fourth quarter of 2009.

Rules issued by the Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) require participating institutions, including National Penn, to adopt certain standards for executive compensation and corporate governance for the period during which the Treasury holds CPP senior preferred stock.  Under these standards, the amount of bonus and incentive compensation that may be paid each year is limited; incentive compensation must not be designed to encourage executives to take excessive risks or to manipulate earnings; bonuses and incentive compensation based on materially inaccurate financial statements must be returned; golden parachute payments are prohibited; and federal income tax deductions are limited to the first $500 thousand of compensation per individual.  These restrictions generally apply to the chief executive officer, chief financial officer, and the next three most highly compensated executive officers but, in some instances, apply to a larger group of executives.  In addition, ARRA requires CPP participants to hold a non-binding “say-on-pay” shareholder vote to approve the compensation of their executives.

Participating institutions are also restricted from increasing their common stock dividend and from redeeming or repurchasing shares of their common stock while the Treasury owns the institution’s senior preferred stock.  See “Dividend Restrictions” above.

These dividend restrictions and executive and corporate governance standards must remain in place for so long as the Treasury holds the CPP participant’s senior preferred stock.  ARRA allows CPP participants, with the consent of the Treasury and the Federal Reserve, to redeem at any time the senior preferred stock sold to the Treasury.  Upon the redemption of the senior preferred stock, the participant will no longer be required to comply with the dividend restrictions and executive compensation and corporate governance standards.

Item 1A.  RISK FACTORS

National Penn’s failure to comply with regulatory requirements may harm its business and financial results.

National Penn is supervised by the Federal Reserve, and National Penn Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”).  As such, both National Penn and National Penn Bank are subject to extensive regulation and may be the subject of supervisory enforcement action.

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC.  Under this informal agreement, National Penn Bank agreed to develop and implement initiatives to enhance the oversight of problem assets, to enhance its process for the allowance for loan and lease losses, and to strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives have required, and may continue to require, substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank agreed to maintain, after March 31, 2010, a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%. (At December 31, 2010, National Penn Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.89%, 13.39% and 14.65%, respectively.)

If National Penn Bank fails to comply with the memorandum of understanding or is unable to maintain its capital ratios at the agreed upon levels, or if National Penn or National Penn Bank fail to meet any other regulatory requirements, National Penn may be subject to further, formal supervisory enforcement actions, which could have a material adverse effect on its financial condition, results of operation and business.

National Penn may need to, or may be compelled to, raise additional capital in the future.  However, capital may not be available when needed and on terms favorable to current shareholders.

Federal banking regulators require National Penn and National Penn Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by National Penn's management and board of directors based on capital levels that they believe are necessary to support National Penn's business operations.  To be "well capitalized" under current bank regulatory guidelines, banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As noted above, National Penn Bank is required to maintain a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.

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

Deterioration in credit quality, particularly in commercial, construction and real estate loans, has adversely impacted National Penn and may continue to adversely impact National Penn.

In late 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions. National Penn believes that this deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, have been the primary drivers of increased stress being placed on many borrowers and is negatively impacting borrowers’ ability to repay.

National Penn’s credit quality may remain challenging and at elevated levels of risk throughout 2011. Further deterioration in the quality of National Penn's credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

National Penn's allowance for loan and lease losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets, classified assets and other regulatory requirements. As a result of these considerations, National Penn has from time to time increased its allowance for loan losses.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Weak local economic conditions during 2008, 2009 and 2010 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes $54.4 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of December 31, 2010. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At December 31, 2010, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn’s ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn’s deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

The impact of recent legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under the EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury adopted its Capital Purchase Program (the “CPP”), under which it purchased preferred stock and warrants in eligible institutions, including National Penn, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, National Penn issued to the U.S. Treasury shares of Series B Preferred Stock and a Warrant to purchase 1,470,588 shares of National Penn common stock at $15.30 per share (the “Warrant”), for an aggregate purchase price of $150 million. The number of shares subject to the Warrant was reduced to 735,294 after National Penn's completion in the third quarter 2009 of a "qualifying equity offering" of more than $150 million.

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

In addition to the EESA and the ARRA, other changes in federal and state legislation and regulation may affect National Penn’s operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others:

•
new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds;

•
the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more;

•	the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

•	provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended;
•	a provision that would broaden the base for FDIC insurance assessments; and
•
a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

In addition, under the Dodd-Frank Act and the EESA, National Penn is required to submit its executive compensation program to an advisory (non-binding) shareholder vote.  While a few of the Dodd-Frank Act’s provisions became effective immediately, most are to be implemented by rules promulgated within six to eighteen months of signing.  In addition to the regulatory requirements of the Dodd-Frank Act, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

The Dodd-Frank Act requires the FDIC to increase reserves against future losses, which will require increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. Although the precise impact on National Penn will not be clear until implementing rules are adopted, any future increases in assessments or higher periodic fees could adversely affect National Penn’s earnings.

Competition from other financial institutions may adversely affect National Penn's profitability.

National Penn Bank faces substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of National Penn's competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Additionally, several of National Penn's banking competitors are financial institutions that received multi-million or multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which strengthened their balance sheets and enhanced their ability to withstand the uncertainty of the current economic environment. Intensified competition from these institutions and/or economic conditions could reduce National Penn's net income by decreasing the number and size of loans that National Penn Bank originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, National Penn Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn's competitors enjoy advantages, including greater financial resources (from participation in the CPP or otherwise), more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn's ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn's cost of funds.

National Penn Bank and National Penn's non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn's non-bank competitors are subject to less extensive regulations than those governing National Penn's banking operations. As a result, such non-bank competitors may have advantages over National Penn Bank and non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn's margins on banking and non-banking services reduce its market share and adversely affect its earnings and financial condition.

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

National Penn's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited.  The inherent limitations of National Penn's system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on National Penn's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving National Penn's internal controls.

There may be future sales or other dilution of National Penn's shareholders, which may adversely affect the market price of National Penn's common stock.

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 137 million shares were outstanding as of December 31, 2010, and up to one million shares of preferred stock, none of which are outstanding other than 150,000 shares of Series B Preferred Stock, which National Penn issued to the U.S. Treasury in connection with participation in the CPP. In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. The U.S. Treasury may, at its option, exercise its Warrant to purchase 735,294 of National Penn's common shares (the number of shares remaining subject to the Warrant after National Penn’s completion in the third quarter 2009 of a “qualifying equity offering” of more than $150 million). Should the U.S. Treasury exercise its Warrant or should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2010, National Penn Bank did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In January 2011, National Penn’s Board of Directors approved a first quarter 2011 cash dividend of $0.01 per share.  The $0.01 common stock cash dividend is reduced from levels in prior years and is intended to preserve capital and strengthen National Penn's tangible common equity levels. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise. National Penn's ability to pay dividends to its shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. Importantly, Federal Reserve limitations and guidance are relevant not only to dividends paid on National Penn's common stock, but also to those payable in respect of National Penn's preferred stock held by the U.S. Treasury.  National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Under the terms of National Penn's purchase agreement with the U.S. Treasury pursuant to which National Penn issued the Series B Preferred Stock and the Warrant, National Penn's ability to declare or pay dividends on any of its stock is restricted. Specifically, National Penn may not declare dividend payments on common, junior preferred or pari passu preferred stock if it is in arrears on the dividends on the Series B Preferred Stock. Further, National Penn may not pay quarterly cash dividends on its common stock above $0.17 per share, without the U.S. Treasury's approval until December 12, 2011, unless all of the Series B Preferred Stock has been redeemed or transferred.

National Penn's ability to repurchase its common stock is also restricted under the terms of the purchase agreement with the U.S. Treasury. The U.S. Treasury's consent generally is required for National Penn to make any stock repurchases until December 12, 2011, unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if National Penn is in arrears on the Series B Preferred Stock dividends.

There can be no assurance that National Penn will repurchase the Series B Preferred Stock and the Warrant or that National Penn's regulators would approve such redemption and repurchase.

To repurchase the Series B Preferred Stock and the Warrant, National Penn must obtain regulatory approval. There can be no assurance when or if the Series B Preferred Stock or the Warrant can be repurchased or what the redemption price for the Warrant will be. Until such time as the Series B Preferred Stock and the Warrant are repurchased, National Penn will remain subject to the terms and conditions set forth in the purchase agreement with the U.S. Treasury, the Series B Preferred Stock and the Warrant, which, among other things impose restrictions on quarterly cash dividends on its common stock and, with some exceptions, on repurchases of its common stock. Further, National Penn's continued participation in the CPP subjects it to increased regulatory and legislative oversight. See the risk factor titled “The impact of recently enacted legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.”

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn does not own or lease any property.  Currently, National Penn Bank, including its KNBT Division, owns 84 properties and leases 91 other properties.   National Penn’s other direct and indirect subsidiaries lease 10 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

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

National Penn Bank, including all Divisions, currently operates 124 community offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  Fifty-nine of these community offices are owned; 65 are leased.   In addition to these offices, National Penn Bank presently owns or leases 134 automated teller machines located throughout these fifteen counties, all of which are located at community office locations except for 14 that are “free-standing” (not located at an office).

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff's bank account by telemarketers, deposited into the telemarketers' accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class. National Penn plans on vigorously defending this lawsuit.  Each of the Defendants filed a motion to dismiss in response to the complaint.  On November 3, 2010, the Court heard oral argument on Defendants' motions.  We expect, but cannot guarantee, that a decision will be issued in the first quarter of 2011.  If National Penn's motion to dismiss is denied, the parties will take discovery and the Court will establish a schedule for a class certification motion and related briefing.  To date, a class has not been certified.

Item 4.  [Removed and Reserved]

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of March 5, 2011, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Scott V. Fainor	49
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

Michael J. Hughes	54
Group Executive Vice President and Chief Financial Officer since August 31, 2009.  Chief Executive Officer of BSCV, Inc. and Chief Restructuring Officer at Boscov’s Department Store, LLC from May 2008 through August 30, 2009.  Chief Operating Officer of Griffin Financial LLC, an investment banking firm, from August 2002 through April 2008.

Sandra L. Bodnyk	59
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

Carl F. Kovacs	60	Group Executive Vice President, Operations/Technology. Executive Vice President and Chief Information Officer, Keystone Nazareth Bank & Trust Company from May 2005 to February 2008.

Donald P. Worthington	66
Group Executive Vice President. President, CEO and Chair of National Penn Wealth Management, N.A. since August 2009. Also Chairman of National Penn Insurance Services Group, Inc.  Executive Vice President, National Penn Bank, and Chairman, Eastern Region, since 2003.  President, National Penn Investors Trust Company, 2004 to 2008.

Scott L. Gruber	54	Group Executive Vice President and head of Corporate Banking since January 1, 2010. Executive Vice President and President of the Central Region from 2002 to 2009.

David B. Kennedy	49
Group Executive Vice President and Chief Delivery Officer since January 1, 2010.  President of Northern Region from February 1, 2008 to March 1, 2010.  Executive Vice President and President of Greater Lehigh Valley Region of KNBT from May 2005 to February 2008.

H. Anderson Ellsworth	63
Group Executive Vice President, Corporate Secretary and Chief Legal Officer since January 18, 2011. Executive Vice President and Securities Law Compliance Director of National Penn from January 2007 to January 2011.  Senior Vice President from October 2004 to December 2006.

Keene S. Turner	31
Executive Vice President and Chief Accounting Officer of National Penn Bancshares, Inc. since February 1, 2010 and Chief Financial Officer of National Penn Bank since January 1, 2011.  Vice President, Griffin Financial Group LLC, an investment banking firm, from February 2009 through January 2010. Assurance & Advisory Business Services, Ernst & Young, LLC, a professional services firm, from 2001 through February 2009.  CPA.

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

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2010, National Penn had 8,420 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

MARKET VALUE OF COMMON STOCK

	2010		2009
	High	Low	High	Low
1st Quarter	$7.33	$5.68	$14.24	$5.87
2nd Quarter	8.08	6.00	10.44	3.60
3rd Quarter	6.85	5.56	6.58	3.97
4th Quarter	8.48	6.17	6.38	5.20

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2010	2009
1st Quarter	$0.01	$0.17
2nd Quarter	0.01	0.05
3rd Quarter	0.01	0.05
4th Quarter	0.01	0.01

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its subsidiaries to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is set forth in Footnote 20 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market, under the symbol “NPBCO.”  $63.2 million of these securities are issued and outstanding and have a par value of $25.00 with a preferred dividend of 7.85%.

Dividend Reinvestment and Stock Purchase Plan

The Company’s Dividend Reinvestment and Stock Purchase Plan (“DRP”) permits participants to make monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the DRP on or about the 17th day of the following month, at a purchase price equal to the fair market value of the Company’s common stock on the investment date.

Private Placement

On October 20, 2010, the Company raised $63.3 million in capital as part of a $150 million common equity investment from Warburg Pincus LLC, a private equity firm. 10,462,810 common shares were issued at a purchase price of $6.05 per share (based upon average market prices). The remainder of the investment was completed on January 7, 2011.

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

Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s DRP, share compensation plans, share-based benefit plans, and employee stock purchase plan.  No shares have been repurchased since second quarter 2008 because the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimis stock repurchases.  These actions were undertaken due to the economic environment and to preserve the Company’s capital.  Under the terms of the TARP Capital Purchase Program, repurchases of shares of its common stock by the Company are also restricted.

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions. Information on these restrictions is set forth in Footnote 21 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2005, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
National Penn Bancshares, Inc.	100.00	113.13	90.57	90.75	37.59	52.45
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
SNL Bank and Thrift	100.00	116.85	89.10	51.24	50.55	56.44

Source : SNL Financial LC, Charlottesville, VA
© 2011

Item 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with National Penn's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.  The selected financial data set forth below has been derived from our audited consolidated financial statements.

Five Year Statistical Summary

(dollars in thousands, except	As of and for the
share and per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET
Total assets	$8,844,620	$9,483,910	$9,403,431	$5,824,421	$5,452,288
Total deposits	6,059,173	6,738,852	6,389,886	3,946,163	3,825,633
Loans and leases, net (1)	5,176,669	5,878,229	6,231,868	3,820,356	3,573,631
Total investment securities and other securities	2,259,690	2,180,541	1,919,889	1,381,021	1,261,882

Total shareholders’ equity	1,137,437	1,069,468	1,179,995	563,947	542,869
Tangible common equity (4)	708,500	608,982	445,098	286,235	259,089
Common book value per share (2)	7.23	7.33 (5)	12.83	11.29	10.99
Tangible book value (4)	5.18	4.84	5.45	5.83	5.40
Percent shareholders’ equity to assets	12.86%	11.28%	12.55%	9.68%	9.96%
Percent tangible common equity to tangible assets	8.27%	6.64%	5.05%	5.16%	5.01%

Assets under administration	$3,973,910	$3,453,209	$3,108,267	$2,439,324	$2,190,076

EARNINGS (3)
Total interest income	$387,249	$421,143	$466,236	$335,473	$302,185
Total interest expense	116,017	168,634	213,498	179,453	148,826
Net interest income	271,232	252,509	252,738	156,020	153,359
Provision for loan and lease losses	95,000	154,025	32,497	7,832	2,541
Net interest income after provision for
loan and lease losses	176,232	98,484	220,241	148,188	150,818
Impairment losses on investment securities	(1,390)	(101,791)	(99,496)	-	-
Other income	99,612	100,271	122,254	73,198	66,867
Goodwill impairment	8,250	275,000	-	-	-
Other expenses	233,426	233,616	216,531	138,773	133,331
(Loss) Income before income taxes	32,778	(411,652)	26,468	82,613	84,354
Income tax (benefit) expense	11,441	(63,613)	(5,803)	17,380	20,245
Net (loss) income	21,337	(348,039)	32,271	65,233	64,109
Preferred dividends and accretion of preferred discount	8,021	8,340	417	-	-
Net (loss) income available to common shareholders	$13,316	$(356,379)	$31,854	$65,233	$64,109

Cash dividends paid common	$5,134	$23,343	$49,680	$32,534	$31,039
Dividends on preferred	$7,500	$6,937	$-	$-	$-
Dividend payout ratio	24.06%	NM	153.95%	49.87%	48.42%
Return on average assets	0.23%	NM	0.36%	1.16%	1.24%
Return on average common shareholders’ equity	1.41%	NM	3.30%	12.00%	12.60%
Return on average total shareholders' equity	1.95%	NM	3.30%	12.00%	12.60%

PER SHARE DATA (2)
Basic (loss) earnings available to common shareholders	$0.10	$(3.61)	$0.42	$1.32	$1.31
Diluted (loss) earnings available to common shareholders	$0.10	$(3.61)	$0.42	$1.31	$1.29
Dividends paid in cash	0.040	0.280	0.683	0.660	0.631
Dividends paid in stock	NONE	NONE	NONE	3.00%	3.00%

Average shares outstanding-basic (2)	128,118,298	98,818,526	76,185,375	49,344,066	48,915,813
Average shares outstanding-diluted (2)	128,186,651	98,818,526	76,740,859	49,908,327	49,790,155

Staff – Full-time equivalents	1,728	1,756	1,780	1,171	1,197

(1)	Includes loans held for sale, net of allowance.
(2)	Restated to reflect a 3% stock dividend in 2007 and 2006.
(3)	Results of operations are included for the Nittany Financial Corp. acquisition beginning January 26, 2006,
KNBT beginning February 1, 2008, and Christiana Bank and Trust beginning January 4, 2008 through December 3, 2010.
(4)	Non GAAP measures are discussed in Item 7, Results of Operations.
(5)	The change in book value from 2008 to 2009 reflects $275 million of goodwill impairment recorded in 2009.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2010 and financial condition of the Company as of December 31, 2010, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2010, included in this Report at Item 8.

The Company’s strategic plan is designed to enhance shareholder value by operating a highly profitable financial services company within the markets it serves. Specifically, management is focused on increasing market penetration in selected geographic areas and achieving excellence in both retail and commercial lines of business.  The Company also grows revenue through appropriate and targeted acquisitions through expanding into new geographical markets, or through further penetrating existing markets or business lines.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

 The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates. The discussion below outlines the Company’s critical accounting policies.

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

The goodwill impairment test is a two step test in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax consequences that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or (benefit) is recorded within the income tax expense line of the consolidated statement of operations for purposes of determining the current period’s net income. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating losses, allowance for loan and lease losses, deferred loan fees, deferred compensation and unrealized gains or losses on investment securities available-for-sale.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions.

Other-Than-Temporary Impairment

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes consideration of numerous factors including, but not limited to, the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, the performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of operations. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income, net of the tax effect, and the “credit” component of the OTTI is included as a reduction to non-interest income in the consolidated statement of operations.

For additional accounting policies and details refer to Footnote 1 to the consolidated financial statements included in Item 8 to this Report.

FINANCIAL CONDITION

OVERVIEW

Total assets were $8.8 billion at December 31, 2010, compared to $9.5 billion at December 31, 2009. During 2010, management executed on its initiatives directed at further strengthening the balance sheet, evaluating opportunities for enhancing shareholder value, and improving the delivery of products and services to customers. These actions included the divestiture of Christiana, completed on December 3, 2010, which contributed approximately $220 million to the overall decrease in assets.  Also during 2010, management further de-risked the balance sheet by redeeming the separate account BOLI totaling $64.5 million.

Management efforts to improve credit quality metrics continued throughout 2010. The allowance for loan and lease losses (the “allowance”) increased to $150 million, or 2.82% of total loans and leases at December 31, 2010; non-performing assets declined to $91.3 million, or 1.03% of total assets; and the allowance covered non-performing loans by 179%.  Asset quality metrics demonstrated improvement as compared to December 31, 2009, however these efforts also contributed significantly to the decrease in loans throughout 2010 as charge-offs, external refinancing and deleveraging of existing borrowers combined with soft loan demand resulted in a $568 million decrease to total loans and leases, exclusive of Christiana’s divestiture which contributed $129 million to the decrease from December 31, 2009.

Also during 2010, management continued a disciplined approach to deposit pricing, which led to improvements in the mix and overall cost of deposits. At December 31, 2010, transaction accounts, savings and money market deposits comprised 68% of total deposits, compared to 61% at December 31, 2009, and the total cost of deposits decreased to 0.99% for 2010 compared to 1.65% for 2009. These results were affected primarily in higher-cost, non-relationship based wholesale, municipal and time deposit customers.

In addition to the above initiatives on October 20, 2010, the Company raised $62.6 million, net of offering costs, from the first closing of a $150 million investment by Warburg Pincus, a private equity firm. The remainder of the investment was completed after December 31, 2010. Refer to Footnote 22 in Item 8 of this Report for additional details.

LOAN PORTFOLIO

Exclusive of Christiana, loans and leases, net of the allowance, decreased $572 million, or 9.7%, to $5.2 billion at December 31, 2010, from $5.9 billion at December 31, 2009. Management efforts to improve credit quality metrics during 2010 resulted in an increase to the allowance to $150 million, or 2.82% of total loans and leases at December 31, 2010, from $146.3 million, or 2.43% of total loans and leases, at December 31, 2009. Net charge-offs totaled $90.3 million for the year, and non-performing loans to total loans and leases declined from  2.09% at December 31, 2009 to 1.57% at December 31, 2010, and the allowance covered non-performing loans by 179% at December 31, 2010, compared to 116% at the prior year-end. Management’s efforts to reduce credit risk on the balance sheet contributed to the decrease in loans as customers deleveraged their balance sheets and lower quality loans were impacted by charge-offs and external refinancing. Despite the overall decrease, during the year, National Penn was an active lender, originating loans to new and existing customers in excess of $900 million. Also, loans held for sale totaled $12.8 million at December 31, 2010, as compared with $18.0 million at December 31, 2009, resulting primarily from the sale of shared national credits in the first quarter of 2010, which were held for sale at the prior year end.

           The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the year-end composition of the Company’s loan portfolio:

(dollars in thousands)
	2010	2009	2008	2007	2006
Commercial, industrial and agricultural	$2,424,523	$2,785,840	$3,007,982	$2,016,905	$1,793,279
Real estate - permanent	768,988	831,127	770,663	570,340	533,283
Real estate - construction	281,056	406,331	453,462	273,765	233,874
Leases	10,437	17,304	20,245	35,006	36,791
Residential mortgages	765,414	845,996	926,198	380,291	460,947
Consumer	1,072,926	1,136,272	1,134,991	596,190	571,137
Overdrafts	3,379	1,630	2,333	2,756	2,626
Total loans and leases	$5,326,723	$6,024,500	$6,315,874	$3,875,253	$3,631,937

The loans in the above table corresponds to internal classifications of loans and is how management views and analyzes the loan portfolio.

As of December 31, 2010, the Company’s total loan portfolio was comprised of the following categories of loans:

•	Commercial and industrial loans totaled $2.4 billion and comprised 46% of total loans outstanding at December 31, 2010. The balance declined $361 million from December 31, 2009.
•
Consumer loans are loans to individuals to finance the purchase of personal assets are substantially collateralized by residential real estate as they include home equity loans, lines of credit and they also include indirect auto. These loans totaled $1.1 billion, or 20% of total loans and leases, at December 31, 2010, a decrease of $63.3 million or 5.6% compared to the prior year end as consumer demand declined.

•
Residential mortgages totaled $765 million or 14% of total loans, a decrease of $80.6 million since December 31, 2009, due principally to refinance activity from and the Company’s sale of most mortgage loan origination.

•
Commercial real estate loans decreased $187 million, or 15%, during the year to $1.0 billion from $1.2 billion, at December 31, 2009.  Real estate construction loans were the largest driver of the decline, as management continued to reduce exposure to commercial real estate, and in particular, construction, which was reduced to 5.3% of total loans and leases at December 31, 2010.

The following summary shows the year-end composition of the Company’s loan portfolio by regulatory classification:

(dollars in thousands)
	2010	2009	2008	2007	2006
Commercial and Industrial Loans and Leases	$960,765	$1,168,506	$1,372,712	$883,733	$780,475
Real Estate Loans:
Construction and Land Development	339,242	534,315	588,457	328,720	311,163
Residential	2,384,967	2,542,301	2,576,397	1,451,762	1,407,437
Other (non-farm, non-residential)	1,405,642	1,527,350	1,549,870	1,137,544	1,076,141
Loans to Individuals	236,107	252,028	228,438	73,494	56,721
Total Loans	$5,326,723	$6,024,500	$6,315,874	$3,875,253	$3,631,937

Maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2010, are summarized below:

		After One
	One Year	Year to	After Five
(dollars in thousands)	or Less*	Five Years	Years	Total

Commercial and Industrial
Loans and Leases	$436,280	$361,522	$162,963	$960,765
Construction and Land Development	205,105	61,358	72,779	339,242
Total	$641,385	$422,880	$235,742	$1,300,007

Predetermined Interest Rate	$98,417	$260,185	$116,559	$475,161
Floating Interest Rate	542,968	162,695	119,183	824,846
Total	$641,385	$422,880	$235,742	$1,300,007

*Demand loans, past-due loans and overdrafts are reported in "One Year or Less."

Determinations of maturities included in the loan maturity table are based upon contract terms. In situations where a renewal is appropriate, the Company’s policy in this regard is to evaluate the credit for collectability consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers’ use of their lines of credit that are at floating interest rates.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s customers are affected by local, regional, and national economic conditions. As such, understanding and evaluating economic conditions is a vital part of the Company’s risk management.  Per Federal Reserve data, business activity is mixed across sectors. Retailers, auto dealers, and manufacturers reported modest increases in sales, but the service sector has experienced mixed results with healthcare and technology demonstrating growth offset by real estate and construction related activity which demonstrated weakness.  Vacancy rates and rents have been nearly steady and lower rents have led to increased leasing activities. The outlook among Third District business contacts is for slow improvement. Most agreed that stronger growth will not occur until economic conditions, particularly employment, show significant signs of improvement.

Employment data suggests that the stress in local labor markets has subsided somewhat with a slight year over year improvement. However, employee additions in anticipation of increased activity remain limited.  Demographic and employment trends resulting from the economic downturn continue to impact demand for housing in the region, which has resulted in weakness in real estate and collateral values.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006

Nonperforming loans	$83,864	$125,786	$35,586	$15,285	$8,648
Nonperforming loans to total loans	1.57%	2.09%	0.56%	0.39%	0.24%
Delinquent loans	$26,054	$25,464	$20,782	$7,041	$8,196
Delinquent loans to total loans	0.49%	0.42%	0.33%	0.18%	0.23%
Classified loans	$479,336	$501,485	$196,349	$68,970	$66,390
Classified loans to total loans	9.00%	8.32%	3.11%	1.78%	1.83%
Tier 1 capital and ALLL	$1,074,197	$955,489	$825,628	$454,063	$423,390
Classified loans to Tier 1 capital and ALLL	44.62%	52.48%	23.78%	15.19%	15.68%
Total loans and leases, including loans held for sale	$5,326,723	$6,024,500	$6,315,874	$3,875,253	$3,631,937

During 2010, classified loans decreased $22.1 million to $479 million at December 31, 2010, and non-performing loans totaled $83.9 million, a decline of 33%, or $41.9 million, from $126 million at December 31, 2009.  When compared to total loans and leases, non-performing loans declined to 1.57% at December 31, 2010 from 2.09% at December 31, 2009.  Delinquent loans remained at a relatively low level of 0.49% of total loans, and the balance of $26.1 million was stable compared to the prior year end.

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Non-accrual loans and leases	$82,111	$122,516	$31,970	$15,198	$8,554
Restructured Loans	-	576	625	-	-
Impaired and restructured loans	82,111	123,092	32,595	15,198	8,554
Loans past due 90 or more days as to interest or principal	1,753	2,694	2,991	87	94
Total Nonperforming Loans	83,864	125,786	35,586	15,285	8,648
Other real estate owned and repossessed assets	7,453	4,208	1,552	-	1,291
Total non-performing assets	$91,317	$129,994	$37,138	$15,285	$9,939

Gross amount of interest that would have been earned
on non-accrual and restructured loans	$7,246	$7,485	$1,600	$655	$662
Interest received from customers
on non-accrual and restructured loans	408	410	400	133	247
Net impact on interest income of
Non-performing loans	$6,838	$7,075	$1,200	$522	$415

Total loans and leases including loans held for sale	$5,326,723	$6,024,500	$6,315,874	$3,875,253	$3,631,937

Average total loans and leases	$5,761,647	$6,286,830	$5,939,448	$3,730,860	$3,470,381

Allowance for loan and lease losses	$150,054	$146,271	$84,006	$54,897	$58,306

Allowance for loan and lease losses to:
Non-performing assets	164%	113%	226%	359%	587%
Non-performing loans	179%	116%	236%	359%	674%
Total loans and leases	2.82%	2.43%	1.33%	1.42%	1.61%
Average total loans and leases	2.60%	2.33%	1.41%	1.47%	1.68%

Non-performing assets also declined during 2010 to $91.3 million or 1.71% of total loans and leases compared to $130 million at December 31, 2009, or 2.16% of total loans and leases. Loan workout efforts and charge-offs exceeded the volume of new loans added to non-accrual during the period, significantly contributing to the decline. Other real estate owned (“OREO”) and other repossessed assets increased modestly during 2010 largely as a result of transfers of two commercial properties to OREO totaling $6.4 million during the second quarter, offset by sales of OREO during the period. Management’s approach to loan workout has been focused on early identification and exit of weaker credits.  There were no restructured loans at December 31, 2010. During 2010 the company modified $8.5 million of residential mortgages for borrowers who were in jeopardy of losing their homes to foreclosure and subsequently sold those loans during the fourth quarter of 2010.

The categories of loans that comprised non-performing assets were as follows:

(dollars in thousands)	December 31,	December 31,
	2010	2009
Commercial, Industrial and Agricultural	$34,197	$40,618
Real Estate-Permanent	24,079	19,277
Real Estate-Construction	20,048	46,832
Leases	684	396
Residential Mortgages	5,802	12,800
Consumer	4,227	6,842
Loans Past Due 90+Days	1,753	2,694
Total Other Repossessed Assets	527	535
Total Non-performing Assets + Loans 90 Days Past Due	$91,317	$129,994

The prior table demonstrates the Company’s pro-active approach to addressing and managing credit has resulted in reductions to non-performing assets related to commercial and industrial loans in addition to real estate loans.

(dollars in thousands)	December 31,
	2010	2009
Total non-accrual loans	$82,111	$122,516

Non-accrual loans and leases with partial charge-offs	33,351	38,933
Life-to-date partial charge-offs on nonaccrual loans and leases	37,837	45,645

Charge-off rate of nonaccrual loans and leases with partial charge-offs	53.2%	54.0%

Specific reserves on non-accrual loans	8,325	3,761

At December 31, 2010, the Company’s non-accrual loans totaled $82.1 million and included $33.4 million of non-accrual loans which have been partially charged-off by 53.2% or $37.8 million.  Non-accrual loans are evaluated individually and also include $8.6 million of allowance (via specific reserves) on $27.5 million of underlying principal.  As a result, the carrying value of impaired have been reduced by $8.6 million of specific reserves and by $37.8 million of partial charge-offs, which results in life-to-date net write-downs of 35.7% on all impaired loans.  There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

A detailed roll-forward of the Company’s allowance for loan and lease losses for the five years ended December 31, 2010, is shown below:

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Balance at beginning of year	$146,271	$84,006	$54,897	$58,306	$56,064
Charge-offs:
Commercial, Industrial and Agricultural	24,242	51,084	16,809	8,099	3,070
Real Estate - Permanent	7,643	14,760	772	63	-
Real Estate - Construction	42,527	18,066	6,519	2,650	452
Leases	201	448	175	130	121
Residential Mortgages (1)	15,278	3,620	3,466	549	129
Consumer	9,455	12,055	3,957	594	1,051
Overdraft	1,214	1,495	1,854	881	966
Total charge-offs	100,560	101,528	33,552	12,966	5,789

Recoveries:
Commercial, Industrial and Agricultural	4,041	6,349	1,182	788	1,359
Real Estate - Permanent	1,216	731	-	-	240
Real Estate - Construction	2,902	466	1,173	206	31
Leases	1	66	35	33	51
Residential Mortgages	122	127	101	18	37
Consumer	1,260	1,177	827	102	162
Overdraft	709	852	962	578	676
Total Recoveries	10,251	9,768	4,280	1,725	2,556
Net charge-offs	90,309	91,760	29,272	11,241	3,233
Provision charged to expense	95,000	154,025	32,497	7,832	2,540
(Disposed) acquired allowance	(908)	-	25,884	-	2,935
Balance at end of year	$150,054	$146,271	$84,006	$54,897	$58,306

Net charge-offs to:
Total loans and lease	1.70%	1.52%	0.46%	0.29%	0.09%
Average total loans and leases	1.57%	1.46%	0.49%	0.30%	0.09%
Allowance for loan and lease losses	60.18%	62.73%	34.85%	20.48%	5.54%

(1) Reflective of the modification and sale of residential mortgage loans in 2010.

Net loan charge-offs decreased slightly to $90.3 million in 2010, compared to net loan charge-offs of $91.8 million in 2009; net charge-offs totaled $29.3 million in 2008.  Net charge-offs as a percentage of average loans and leases increased slightly during 2010 to 1.57% compared to 1.46% for 2009 and were 0.49% for 2008. Net charge-offs for commercial and industrial loans decreased 55% to $20.2 million while continued weakness in commercial real estate – construction offset the improvement in commercial and industrial. The Company has worked to reduce exposure to commercial real estate-construction loans. The portfolio totaled $281 million or 5.3% of total loans and leases at December 31, 2010, compared to $406 million or 6.7% of total loans and leases at December 31, 2009. Charge-off levels for 2009 and 2010 reflect current economic conditions resulting in the failure of businesses, devaluation of assets and negative impact on consumer’s ability to service debt. Charge-offs remained at the current level as management believes that quick resolution of lower quality credits is an efficient strategy for minimizing the overall cost of workouts.

The following table shows detailed composition of the allowance by loan category:

					December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial, Industrial and Agricultural	$69,163	45.52%	$72,698	46.24%	$41,210	47.63%	$32,323	52.05%	$36,354	49.38%
Real Estate-Permanent	20,044	14.44%	15,639	13.80%	6,335	12.20%	4,894	14.72%	7,851	14.68%
Real Estate-Construction	31,133	5.28%	40,013	6.74%	9,228	7.18%	8,870	7.06%	4,911	6.44%
Leases	491	0.19%	333	0.29%	803	0.32%	548	0.90%	1,041	1.01%
Residential Mortgages	9,630	14.37%	4,799	14.04%	6,703	14.66%	2,878	9.81%	2,578	12.69%
Consumer	10,204	20.14%	8,580	18.86%	13,370	17.97%	4,103	15.39%	4,335	15.73%
Overdraft	1,064	0.06%	449	0.03%	26	0.04%	1,159	0.07%	1,024	0.07%
Unallocated	8,325	-	3,760	-	6,331	-	122	-	212	-
Total Allowance	$150,054	100.00%	$146,271	100.00%	$84,006	100.00%	$54,897	100.00%	$58,306	100.00%

The following table demonstrates the composition of the allowance by component:

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006

Specific reserves	$8,560	$12,810	$5,086	$613	$1,307
Allocated reserves	133,169	129,700	72,589	54,162	56,787
Unallocated reserves	8,325	3,761	6,331	122	212
Total Allowance for Loan and Lease Losses	$150,054	$146,271	$84,006	$54,897	$58,306

Overall, the allowance increased to $150.0 million at December 31, 2010 and covered total loans and leases by 2.82% and non-performing loans by 179%, compared to $146.3 million at December 31, 2009, or 2.43% of total loans and leases and 116% of non-performing loans. The increase to the allowance was in allocated and unallocated reserves, offset by the previously demonstrated decrease in specific reserves on impaired loans.

Allocated reserves are the largest component of the allowance and comprised 89% of the December 31, 2010 allowance. In addition, the unallocated reserve increased to $8.3 million at December 31, 2010, from $3.8 million at December 31, 2009, and is intended to address volatility in the economy, underlying historical data, and uncertainty in loan trends. Despite its increase during 2010, the unallocated portion of the allowance represented only 5.5% of the total allowance at December 31, 2010.

Based on these factors, the provision for loan and lease losses was $95.0 million for the year-ended December 31, 2010; a decrease of $59.0 million or 38.3% compared to $154.0 million for 2009 and $32.5 million for the year ended December 31, 2008.

INVESTMENT PORTFOLIO

The Company’s investment portfolio is primarily a source of liquidity, but it also serves as a source of income.  Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Entity securities, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and marketable equity securities.  The majority of the Company’s investments are readily marketable securities held as available-for-sale, and the majority of the Company’s investments qualify as collateral for deposit pledging needs.  The Company also holds other securities that are non-marketable consisting of Philadelphia Federal Reserve Bank stock and FHLB Pittsburgh stock.

Investments available-for-sale and held to maturity increased $77.5 million or 3.7% to $2.2 billion at December 31, 2010, compared to $2.1 billion at December 31, 2009.  The growth was primarily in U.S. Agency mortgage-backed securities which increased $348 million, offset by decreases in U.S. Treasury securities of $126 million, U.S. Government Agency securities of $83.3 million, and municipal bonds of $39.2 million. For further information, reference Footnote 3, “Investment Securities” to the consolidated financial statements included at Item 8 of this Report.

A summary of investment securities available-for-sale at December 31, 2010, 2009 and 2008 follows:

	2010		2009		2008
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$19,952	$19,949	$145,457	$145,432	$19,999	$19,997
U.S. Government agencies	4,995	5,094	88,254	88,404	20,785	21,079
State and municipal bonds	345,310	333,354	367,837	364,202	656,417	642,661
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	1,231,359	818,296	837,209	743,559	753,811
Non-agency collateralized mortgage obligations	25,071	25,074	48,521	46,965	77,903	71,742
Corporate securities and other	14,189	13,034	14,745	13,094	15,252	13,817
Marketable equity securities	3,759	4,254	4,540	4,361	9,860	8,714
Total	$1,629,429	$1,632,118	$1,487,650	$1,499,667	$1,543,775	$1,531,821

A summary of investment securities held-to-maturity at December 31, 2010, 2009 and 2008 follows:

(dollars in thousands)	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$-	$-	$354	$361	$359	$374
State and municipal bonds	427,720	416,408	436,108	438,128	185,774	181,680
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	119,997	163,240	163,192	70,991	72,554
Non-agency collateralized mortgage obligations	1,481	1,527	2,221	2,234	3,075	2,949
Trust Preferred Pools/collateralized
debt obligations	-	-	-	-	65,891	27,051
Total	$546,957	$537,932	$601,923	$603,915	$326,090	$284,608

The maturity distribution and weighted average yield of the investment securities of the Company at December 31, 2010, are presented in the following tables. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Stocks and other securities having no stated maturity have been included in the “After 10 Years” category.

Years to Maturity and Weighted Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$19,949	0.27%	$-	-	$-	-	$-	-	$19,949	0.27%
U.S. Government agencies	-	-	5,094	2.11%	-	-	-	-	5,094	2.11%
State and municipal bonds	6,813	7.32%	19,663	7.53%	55,929	7.74%	250,949	6.39%	333,354	6.70%
Agency mortgage-backed securities/
collateralized mortgage obligations	14,246	3.91%	25,437	3.37%	147,482	3.89%	1,044,194	3.15%	1,231,359	3.25%
Non-agency collateralized mortgage obligations	-	-	-	-	17,686	4.74%	7,388	3.59%	25,074	4.40%
Corporate securities and other	-	-	-	-	-	-	13,034	7.29%	13,034	7.29%
Marketable equity securities	-	-	-	-	-	-	4,254	3.54%	4,254	3.54%
Total	$41,008	2.71%	$50,194	4.87%	$221,097	4.93%	$1,319,819	3.81%	$1,632,118	3.97%

Years to Maturity and Weighted Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal bonds	$-	-	$-	-	$16,050	6.26%	$400,358	6.46%	$416,408	6.45%
Agency mortgage-backed securities/
collateralized mortgage obligations	17,893	3.69%	-	-	9,603	1.72%	92,501	2.99%	119,997	3.00%
Non-agency collateralized mortgage obligations	-	-	-	-	1,527	4.72%	-	-	1,527	4.72%
Total	$17,893	3.69%	$-	-	$27,180	4.57%	$492,859	5.81%	$537,932	5.68%

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets on the consolidated balance sheet decreased by $32.1 million from $313 million at December 31, 2009, to $280 million at December 31, 2010. The decrease was primarily due to the sale of Christiana, which accounted for $25.3 million of the decrease, inclusive of $8.3 million of related impairment recorded in 2010.  Also contributing to the decrease was scheduled amortization of intangible assets during 2010.

Goodwill assigned to each of the Company’s reporting units is tested for impairment at least annually as of June 30th. The annual goodwill impairment test, excluding Christiana, was performed as of June 30, 2010, and it was concluded that there was no additional goodwill impairment. With respect to Christiana, the Company determined that the announced sale, during the second quarter of 2010, represented an indicator of impairment, since Christiana was determined to be a separate business and, inclusive of its goodwill, the carrying value was in excess of the sale price.

Evaluation of goodwill impairment requires substantial judgment. The test includes estimating the fair value of each reporting unit and if the second step test is required, estimating the fair value of net assets. Third party specialists are utilized to assist in developing assumptions during the testing process. The goodwill impairment test incorporates discounted cash flow analysis and the use of two separate market-based approaches.

The step one and step two tests incorporated assumptions related to merger and acquisition values, control premiums, synergies available to a potential acquirer (net of transaction expenses), views on regulatory matters, and expectations for returns given the perceived level of risk in the financial services and banking industry. The assumptions utilized were consistent with the interim impairment test performed as of December 31, 2009, which reflected the continued deterioration of the industry and market data. In addition, the analysis utilizes projected financial performance, which has been negatively impacted by credit quality as a result of economic deterioration. The Company’s projections assume that the current economic climate improves gradually over several quarters. In addition, existing legislative and regulatory requirements were assumed to continue for the duration of the analysis.

The Company’s business segments are its reporting units, which are “Community Banking” and “Other,” for purposes of the goodwill impairment test.  Prior to the impairment test, the carrying value of goodwill assigned to the Community Banking reporting unit was $235 million and the carrying value of goodwill assigned to the Other reporting unit was $23 million, exclusive of Christiana. Upon testing, the Other reporting unit passed the step one test with its fair value substantially in excess of its carrying value, inclusive of goodwill assigned to it.  As a result, no further analysis was performed for the Other reporting unit.

The step two goodwill impairment test for the Community Banking reporting unit was intended to be a measure of the “amount” of goodwill impairment, if any, resulting from failure of the step one test. In the performance of the step two test, management measured the implied fair value of goodwill in the Community Banking reporting unit as if an acquirer of the Community Banking reporting unit in a business combination. This was achieved by estimating and assigning fair values to the assets and liabilities of the reporting unit. The fair value of net assets (fair value of all assets other than goodwill, minus the fair value of liabilities) was subtracted from the fair value of the reporting unit calculated in step one to determine the implied value of goodwill. The difference between the Community Banking reporting units’ implied value of goodwill from the step two tests exceeded the carrying value of goodwill, and therefore goodwill was determined to not be impaired.

The unrecorded adjustments to material assets and liabilities not already measured at fair value on the Company’s balance sheet for purposes of the step two test for the Community Banking reporting unit included:

•	Core deposit intangibles
•	Loans
•	Certificates of deposit
•	Borrowings (FHLB advances and repurchase agreements)

In periods subsequent to the annual impairment test, management evaluated whether indicators were present which would require an interim goodwill impairment test and determined there to be none. The conclusions of the goodwill impairment evaluation are subject to assumptions or changes thereto, and any additional, adverse economic developments that cause further deterioration in the industry or adversely affect the Company’s financial performance could negatively affect the assumptions underlying our analysis and the estimates management made. Such developments could require the performance of additional tests which could result in impairment.

OTHER ASSETS

Other assets on the balance sheet at December 31, 2010, decreased to $425 million, a decrease of $83.9 million compared to the $509 million at December 31, 2009.  These assets include net premises and equipment, accrued interest receivable, bank owned life insurance (“BOLI”), other real estate owned and other repossessed assets, unconsolidated equity method investments and other assets. The decrease in other assets relates primarily to the Company’s redemption of all of its separate account BOLI during 2010, which totaled $64.5 million and a reduction to premises and equipment, net of $8.1 million resulting primarily from scheduled depreciation and amortization net of capital expenditures. Christiana’s divestiture also contributed $9.5 million to the decrease in other assets.

LIABILITIES

Liabilities totaled $7.7 billion at December 31, 2010, a decrease of $474 million, or 5.6%, from $8.4 billion at December 31, 2009, when excluding Christiana’s divestiture which contributed approximately $230 million to the total decline in liabilities during 2010, from its deposits. Deposits are the Company’s primary source of funding and are obtained predominantly from the areas in which the Company’s community offices are located. Favorable locations and customer service help National Penn to attract and retain deposits. As the primary source of funds, average deposits totaled $6.5 billion at December 31, 2010, a decrease of $261 million from $6.7 billion at December 31, 2009.

The following table is a distribution of the average amount of, and the average rate paid on, the Company’s deposits for each year in the three-year period ended December 31, 2010:

	2010		2009		2008
(dollars in thousands)	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing
demand deposits	$812,275	-	$731,122	-	$731,142	-
Interest bearing*	3,348,360	0.56%	3,198,993	0.95%	2,848,216	1.80%
Time deposits	2,311,017	1.95%	2,802,914	2.87%	2,367,451	3.87%
Total	$6,471,652	0.99%	$6,733,029	1.65%	$5,946,809	2.40%

*Interest bearing checking, savings, and money market deposits.

Average non-interest bearing deposits increased $76.8 million or 10.5%, excluding Christiana, offset by a decline in interest bearing and time deposits which decreased $139 million or 2.3%, exclusive of Christiana, as compared to December 31, 2009.  The decrease in interest bearing deposits was the result of the Company’s continued focus on improving deposit mix and managing high cost, non-relationship based wholesale, municipal, and time deposit customers. At December 31, 2010, transaction, savings and money market accounts comprised 68% of deposits compared to 61% at December 31, 2009.  Time deposits were the largest source of decline and decreased $492 million to $2.3 billion at December 31, 2010, including approximately $35 million of time deposits at Christiana. The changes in mix combined with disciplined deposit pricing reduced the cost of deposits by 66 basis points to 0.99% at December 31, 2010.

Due to the disciplined deposit pricing strategies and decreased liquidity requirements, the aggregate amount of jumbo certificates of deposit issued was $587 million in 2010 compared to $1.0 billion in 2009.

The following table is a breakdown, by maturity, of the Company’s certificates of deposit of $100,000 or more as of December 31, 2010:

(dollars in thousands)

Maturity
3 months or less	$169,462
Over 3 through 6 months	136,686
Over 6 through 12 months	153,724
Over 12 months	127,057
Total	$586,929

In addition to deposits, earning assets are funded to some extent through purchased funds and borrowings. These include securities sold under repurchase agreements, federal funds purchased, short-term borrowings, long-term borrowings, and subordinated debentures. In the aggregate, these funds totaled $1.6 billion as detailed in the following table:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements
and federal funds purchased	$734,455	1.48%	$737,323	1.94%
Short-term borrowings	10,000	-	6,900	-
Federal Home Loan Bank advances	703,761	4.35%	756,803	4.17%
Subordinated debentures accounted for at fair value	65,459	7.85%	55,086	7.85%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.73%	77,321	5.91%
Total borrowings and other debt obligations	$1,590,996	3.22%	$1,633,433	3.50%

(1) The effective rate includes the impact of the interest rate swaps.

Borrowings changed due to the following during 2010:

•	$53.0 million of FHLB advances matured and were not replaced, reducing total advances by 7.0%.
•
Subordinated debentures increased by $10.4 million, since a portion of these instruments are accounted for at fair market value. This increase was recorded as a reduction to non-interest income in the statement of operations for 2010.

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings, which generally have maturities of less than one year.

(dollars in thousands)	At or For The Year Ended December 31,
	2010	2009	2008
Securities sold under repurchase
agreements and federal funds purchased
Balance at year-end	$734,455	$737,323	$640,905
Average during the year	743,409	653,661	679,328
Maximum month-end balance	778,945	737,323	785,564
Weighted average rate during the year	1.48%	1.94%	3.08%
Rate at December 31	1.34%	1.67%	2.23%

Short-term borrowings
Balance at year-end	$10,000	$6,900	$10,402
Average during the year	6,900	7,163	47,379
Maximum month-end balance	10,000	10,000	113,998
Weighted average rate during the year	-	-	0.13%
Rate at December 31	-	-	-

The weighted average rates paid in aggregate on these borrowed funds for 2010, 2009, and 2008 were 1.47%, 1.92%, and 2.89%, respectively. During the second quarter of 2009, a $25 million structured repurchase agreement was voluntarily prepaid resulting in a prepayment penalty of $0.9 million recorded in the consolidated statement of operations.

SHAREHOLDERS’ EQUITY

Shareholders’ equity totaled $1.1 billion at December 31, 2010, an increase of $68.0 million from December 31, 2009. Activity during 2010 included:

•	$62.6 million net proceeds from a 10.5 million common share issuance to Warburg Pincus at $6.05 per share;
•	Net income of $21.3 million;
•	Cash dividends on preferred stock of $7.5 million;
•	Cash dividends on common stock of $5.1 million; and
•	An increase to accumulate other comprehensive loss of $7.4 million.

For the twelve months ended December 31, 2010, accumulated other comprehensive loss increased $7.4 million to $9.4 million. The primary reasons for the net increase, after-taxes were:

•	Decrease to the fair market value of investment securities available-for-sale of $6.1 million;
•
$2.3 million decrease resulting from the pension plan curtailment which reclassified the unrecognized prior service cost (gain) out of AOCI and into the consolidated statement of operations and recognition of 2010 pension costs required to be recognized in comprehensive income; and

•	Offsetting the two previous items was a $0.9 million increase from a decrease in the fair market value of the effective portion of cash flow hedges which are in a liability position.

RESULTS OF OPERATIONS

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

•
Adjusted net income excludes the effects of certain gains and losses, adjusted for applicable taxes. Adjusted net income provides a method to assess earnings performance by excluding items that management believes are not comparable among the periods presented.

•
Tangible common equity excludes goodwill and intangible assets and the preferred equity. Banking and financial institution regulators also exclude goodwill and intangible assets from shareholders’ equity when assessing the capital adequacy of a financial institution. Tangible common equity provides a method to assess the company’s tangible capital trends.

•	Tangible book value expresses tangible common equity on a per-share basis. Tangible book value provides a method to assess the level of tangible net assets on a per-share basis.

Management believes the use of non-GAAP measures will help readers compare National Penn’s current results to those of prior periods as presented in the accompanying Financial Highlights and financial data tables.

The following table reconciles these non-GAAP performance measures to the most similar GAAP performance measures:

	Year Ended December 31,
	2010	2009
Net Income (Loss) available to Common Shareholders	$13,316	$(356,379)
After tax gain on pension plan curtailment	(2,643)	-
Goodwill impairment charge	8,250	275,000
After tax other than temporary impairment
charge on CDO investment	-	66,164
After tax loss on investment securities	-	1,858
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	6,743	2,878
After tax insurance proceeds	-	(2,618)
After tax FDIC special assessment	-	3,006
After tax (gain) loss on sale of wealth unit	-	(797)
After tax loss on sale of SNC loans	-	3,921
After tax SERP accrual	-	1,300
Tax expense from sale of Christiana	5,486	-
BOLI tax expense	8,081	-
Core net income (loss) available to common shareholders	$39,233	$(5,667)

Diluted (Loss) per share available to Common Shareholders	$0.10	$(3.61)
After tax gain on pension plan curtailment	(0.02)	-
Goodwill impairment charge	0.06	2.78
After tax other than temporary impairment
charge on CDO investment	-	0.67
After tax loss on investment securities	-	0.02
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	0.05	0.03
After tax insurance proceeds	-	(0.03)
After tax FDIC special assessment	-	0.03
After tax (gain) loss on sale of wealth unit	-	(0.01)
After tax loss on sale of SNC loans	-	0.04
After tax SERP accrual	-	0.01
Tax expense from sale of Christiana	0.05	-
BOLI tax expense	0.06	-
Core net income (loss) available to common shareholders	$0.30	$(0.06)

The Company recorded net income available to common shareholders of $13.3 million, or $0.10 per diluted share, for 2010, compared to a net loss available to common shareholders of $356 million, or ($3.61) per diluted share, for 2009.  Net income available to common shareholders and diluted earnings per share for 2008 were $31.9 million and $0.42, respectively.  Adjusted net income available to common shareholders excludes certain items which management believes affect the comparability of results between periods. For 2010 adjusted net income available to common shareholders totaled $39.2 million, or $0.30 per diluted share, and included the following adjustments:

•	Non-interest expense included an $8.3 million ($0.06 per diluted share) non-tax deductible goodwill impairment charge resulting from the sale of Christiana, completed on December 3, 2010.
•	Income tax expense included $5.5 million ($0.05 per diluted share) on the gain resulting from the sale of Christiana.
•	Income tax expense included $8.1 million ($0.06 per diluted share) related to the redemption of separate account BOLI policies completed in 2010.

•	Non-interest income included a $10.3 million loss, or $6.7 million after-tax ($0.05 per diluted share), on the Company’s subordinated debentures accounted for at fair value.
•	Non-interest income included a $4.1 million, or $2.6 million after-tax ($0.02 per diluted share), gain on the first quarter 2010 curtailment of the Company’s defined benefit pension plan.

2009 adjusted net loss available to common shareholders totaled $5.7 million, or ($0.06) per diluted share, and included the following adjustments:

•	Non-interest expense included a $275 million ($2.78 per diluted share) non-tax deductible goodwill impairment charge.
•	Non-interest income included a loss on the sale of CDO investments totaling $102 million, or $66.2 million after tax ($0.67 per diluted share).
•	Non-interest income included a $4.4 million loss, or $2.9 million after-tax ($0.03 per diluted share), on subordinated debentures accounted for at fair value.
•	Non-interest income included $7.7 million of losses, or $5.0 million after-tax ($0.05 per diluted share), of other net losses.
•	Non-interest expense included $2.6 million, or $1.7 million after-tax ($0.01 per diluted share), of net other net adjustments.

The following table presents average balances, average yields, interest rate spread and net interest margin information for the years ended December 31, 2010, 2009 and 2008.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Spread*

	Year Ended December 31,
	2010			2009			2008
(dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$495,042	$1,152	0.23%	$284,855	$630	0.22%	$24,964	$622	2.49%

U.S. Treasury	116,442	470	0.40%	73,711	268	0.36%	640	11	1.72%
U.S. Government agencies	1,227,231	41,866	3.41%	1,063,800	42,680	4.01%	964,730	42,976	4.45%
State and municipal*	791,051	53,141	6.72%	817,035	55,823	6.83%	724,281	49,946	6.90%
Other bonds and securities	99,321	2,648	2.67%	129,387	4,128	3.19%	229,849	12,189	5.30%
Total investments	2,234,045	98,125	4.39%	2,083,933	102,899	4.94%	1,919,500	105,122	5.48%

Commercial loans and lease financing*	3,836,337	204,180	5.32%	4,283,394	224,506	5.24%	4,006,381	260,437	6.50%
Installment loans	955,907	50,010	5.23%	974,285	54,235	5.57%	925,943	57,959	6.26%
Mortgage loans	969,403	55,165	5.69%	1,029,151	61,556	5.98%	1,007,124	63,018	6.26%
Total loans and leases	5,761,647	309,355	5.37%	6,286,830	340,297	5.41%	5,939,448	381,414	6.42%
Total earning assets	8,490,734	408,632	4.81%	8,655,618	443,826	5.13%	7,883,912	487,158	6.18%
Other non-interest earning assets	730,057			1,031,054			990,969
Total assets	$9,220,791			$9,686,672			$8,874,881

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$5,659,377	$63,929	1.13%	$6,001,907	$110,935	1.85%	$5,215,667	$142,896	2.74%
Securities sold under repurchase agreements
and federal funds purchased	743,409	11,006	1.48%	653,661	12,666	1.94%	679,328	20,904	3.08%
Short-term borrowings	6,900	-	0.00%	7,163	-	0.00%	47,379	61	0.13%
Long-term borrowings	863,436	41,083	4.76%	978,889	45,033	4.60%	1,117,499	49,637	4.44%
Total interest bearing liabilities	7,273,122	116,018	1.60%	7,641,620	168,634	2.21%	7,059,873	213,498	3.02%
Non-interest bearing deposits	812,275			731,122			731,142
Other non-interest bearing liabilities	40,752			67,393			101,279
Total liabilities	8,126,149			8,440,135			7,892,294
Equity capital	1,094,642			1,246,537			982,587
Total liabilities and equity capital	$9,220,791			$9,686,672			$8,874,881
INTEREST RATE MARGIN**		292,614	3.45%		275,192	3.18%		273,660	3.47%
Tax equivalent interest		21,382			22,683			20,921
Net interest income		$271,232			$252,509			$252,739

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

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•      changes in volume (i.e., changes in volume multiplied by old rate); and

•      changes in rate (i.e., changes in rate multiplied by new volume).

	2010 compared to 2009 (1)			2009 compared to 2008 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$488	$35	$523	$1,050	$(1,042)	$8
Securities:
U.S. Treasury	170	32	202	272	(15)	257
U.S. Agencies	6,060	(6,874)	(814)	4,190	(4,486)	(296)
State and municipal	(1,756)	(926)	(2,682)	6,341	(464)	5,877
Other bonds and securities	(867)	(613)	(1,480)	(4,217)	(3,844)	(8,061)
Total investment securities	3,607	(8,381)	(4,774)	6,586	(8,809)	(2,223)
Loans:
Commercial loans and lease financing	(23,747)	3,421	(20,326)	17,090	(53,021)	(35,931)
Installment loans	(1,008)	(3,217)	(4,225)	2,919	(6,643)	(3,724)
Mortgage loans	(3,479)	(2,913)	(6,392)	1,358	(2,820)	(1,462)
Total loans	(28,234)	(2,709)	(30,943)	21,367	(62,484)	(41,117)
Total interest income	(24,139)	(11,055)	(35,194)	29,003	(72,335)	(43,332)

Interest Expense:
Interest bearing deposits	(6,016)	(40,990)	(47,006)	19,322	(51,283)	(31,961)
Securities sold under repurchase
agreements and federal funds purchased	1,588	(3,248)	(1,660)	(763)	(7,475)	(8,238)
Short-term borrowings	-	-	-	(28)	(33)	(61)
Long-term borrowings	(5,452)	1,502	(3,950)	(6,327)	1,723	(4,604)
Total borrowed funds	(3,864)	(1,746)	(5,610)	(7,118)	(5,785)	(12,903)
Total interest expense	(9,880)	(42,736)	(52,616)	12,204	(57,068)	(44,864)
Increase (decrease) in interest rate margin	$(14,259)	$31,681	$17,422	$16,799	$(15,267)	$1,532

(1) Variance not solely due to rate or volume is allocated to the volume variance.

Results for the year ended December 31, 2010 compared to December 31, 2009

Net interest income for the year ended December 31, 2010, was $271 million, an increase of $18.7 million or 7.4% compared to the $253 million in 2009. The net interest margin expanded 27 basis points to 3.45% for the year ended December 31, 2010 from 3.18% for the year ended December 31, 2009, as disciplined deposit pricing more than offset declining interest rates on assets.

Interest income (FTE) for the year ended December 31, 2010, was $409 million, a $35.2 million or 7.9% decrease as compared to $444 million for the same period in 2009.  The average yield on interest-earning assets decreased 32 basis points to 4.81% and interest income decreased $11.1 million as the low interest rate environment continues to lead to declines in asset yields. In addition, average earning assets decreased $165 million during 2010 to $8.5 billion at December 31, 2010, and contributed $24.1 million to the decrease in interest income.

Average loans and leases decreased to $5.8 billion as economic conditions and reductions from proactive management of lower quality credits impacted loan balances, primarily commercial loans. Combined with the low interest rate environment, overall interest income from loans decreased $30.9 million, of which $28.2 million was attributable to declining balances throughout 2010. At December 31, 2010, commercial loans and leases comprised 66.6% of total average loans, and a 10.4% reduction to average balances resulted in a decrease to interest income of $23.7 million. Approximately one-third of the reduction to loans during 2010 was due to reduced exposure to commercial real estate and construction loans.

 Interest income on investment securities experienced a $4.8 million net decrease resulting primarily from interest rate declines. U.S. Government Agency securities were most significantly impacted as maturities and repayments on these securities caused the average yield to decline from 4.01% at December 31, 2009 to 3.41% at December 31, 2010. The impact from the decline in interest rates was nearly offset by purchase activity which resulted in an increase in the average balance of U.S. Agency securities of $163 million.

Interest expense for the year ended December 31, 2010 was $116 million, a decrease of $52.6 million or 31.2% compared to $169 million for 2009.  During 2010, the average cost of interest-bearing liabilities was 1.60%, a decrease of 61 basis points from 2.21% for 2009.  Deposit pricing contributed almost entirely to the decline in interest expense for 2010. During 2010, the Company continued to focus on improving deposit mix and managing high cost, non-relationship based wholesale, municipal, and time deposit customers. At December 31, 2010, transaction, savings and money market accounts comprised 68% of deposits compared to 61% at December 31, 2009. The improved deposit mix and lower interest rates combined with disciplined pricing to reduce the cost of total deposits by 66 basis points to 0.99% for 2010 from 1.65% for 2009. Maturing FHLB advances caused a $5.5 million decrease to interest expense for long-term borrowings, while continued low interest rates contributed $3.2 million to the decrease through the use of borrowings under securities repurchase agreements.

Results for the year ended December 31, 2009 compared to December 31, 2008

Interest income for the year ended December 31, 2009 decreased $45.1 million or 9.7%, to $421 million, compared to the prior year. The decrease was primarily due to the low interest rate environment, declining loan demand, and a higher level of non-accruing assets.  Average interest-earning assets for the year ended December 31, 2009 were $8.7 billion, an increase of $772 million, or 9.8%, compared to average interest-earning assets for the year ended December 31, 2008 of $7.9 billion. On a tax-equivalent basis, average yields on interest earning assets decreased by 105 basis points to 5.13% for the year ended December 31, 2009, from 6.18% for the year ended December 31, 2008.

Average interest earning deposits in banks increased $260 million in 2009, as the rate paid on balances at the Federal Reserve Bank was more favorable than selling Fed Funds.  The Federal Open Market Committee of the Federal Reserve Board held the targeted federal funds rate constant at 0.25% for the year, which had a negative impact on the yield on interest bearing deposits as well as variable rate assets that adjusted during the year.

Average balances of investments also increased in 2009 by $164 million. The average yield on the investment portfolio declined 54 basis points from 5.48% during 2008 to 4.94% during 2009.  This decline is attributed to the low interest rate environment which impacted repricing of investments from the run-off of higher yielding investments (primarily cash flow from mortgage-backed securities), the Company’s increase in liquidity position, and the impact of the CDOs.

While average loan balances grew by $347 million, the yield on loans decreased 101 basis points to 5.41% from 6.42% in 2008 due to the low interest rate environment and to a lesser extent the negative impact of non-performing assets on net interest margin which was approximately 10 basis points.

            Interest expense for the year ended December 31, 2009 decreased by $44.9 million to $169 million, a decrease of 21.0% compared to interest expense of $214 million for the prior year. The decrease in interest expense was due to a decrease in the average rates paid on interest-bearing deposits for the year ended December 31, 2009. The average interest rate paid on interest bearing deposits decreased by 89 basis points to 1.85% for the year ended December 31, 2009, from 2.74% for the prior year.  As the short end of the yield curve remained at historically low levels, the Company lowered rates on all deposit accounts.  The reduction in interest expense during 2009 is attributed to the combination of lower rates paid in all deposit categories and a corresponding improvement in the mix of deposits.  Furthermore, the average cost of borrowings decreased 31 basis points as higher cost borrowings matured and were not replaced during the year.  During 2009, the Company improved the mix of deposits between transaction, savings and money market accounts and time deposit accounts.  At December 31, 2008 the mix was 59% transaction, savings and money market accounts and 41% time deposits, and at December 31, 2009 the mix improved to 61% transaction, savings and money market accounts and 39% time accounts.

Net interest income was $253 million for the year ended December 31, 2009 and 2008.  The net interest margin decreased by 29 basis points to 3.18% in 2009, compared to 3.47% in 2008.  The decrease in deposit and borrowing costs were more than offset by the low interest rate environment, the increase in non-performing assets, and the increase in lower yielding interest-earning deposits in banks.

PROVISION FOR LOAN AND LEASE LOSSES

 The provision for loan and lease losses was $95.0 million for the year-ended December 31, 2010 compared to $154.0 million and $32.5 million for the years ended December 31, 2009, and 2008, respectively. The allowance for loan and lease losses was $150.1 million at December 31, 2010, and $146.3 million at December 31, 2009. As a percentage of total loans and leases, the allowance was 2.82% and 2.43% at December 31, 2010 and 2009, respectively, and the allowance for loan and lease losses to non-performing loans was 179% and 116% at December 31, 2010 and 2009, respectively.  Net charge-offs to average total loans and leases was 1.57% for 2010 versus 1.46% for 2009, and the ratio of non-performing loans to total loans was 1.57% at December 31, 2010 compared to 2.16% at December 31, 2009. Refer to Allowance for Loan and Lease Losses in Financial Condition within Item 7 of this Report for discussion regarding the allowance for loan and lease losses and credit trends.

NON-INTEREST INCOME AND EXPENSES

Non-interest income for the year ended December 31, 2010 compared to 2009

Exclusive of impairment on investment securities of $102 million in 2009, non-interest income for the year ended December 31, 2010, totaled $98.2 million, a decrease of $2.0 million compared $100 million for the year ended December 31, 2009. Overall, fee-based income declined for the twelve months ended December 31, 2010 compared to 2009. Changes in fee based income were as follows:

•
Cash management and electronic banking fees increased 12.5%, or $2.0 million, to $17.9 million as a result of sustained efforts on deposit products and improvements in the number of cash management customers and customers with debit cards.

•
Wealth management income decreased modestly 2.3%, or $0.6 million, to $28.3 million for 2010 from $28.9 million in 2009. Adjusting for the sale of Vantage, which was sold in the fourth quarter 2009, and Christiana, which was sold during the fourth quarter of 2010, wealth management income increased by $3.0 million as a result of improved investment sales within the retail and asset management platforms and appreciation of the broad equity markets.

•
Service charges on deposit accounts decreased 11.1%, or $2.7 million to $21.6 million, due to declines in overdraft volume, resulting from improved customer saving levels. This trend has resulted in an increase in the average balance per account.

•
Insurance commissions and fees decreased 8.8%, or $1.4 million, to $14.3 million due to continued “softness” in the insurance industry resulting from economic conditions which affected commercial, property and casualty, and health insurance clients.

Also during 2010, bank-owned life insurance income increased $1.0 million to $5.9 million primarily as a result of a gain from claims received during the year. Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and declined $1.8 million to $0.8 million for the year ended December 31, 2010, as the timing of fund activities and “exits” are intermittent. 2010 also included a $4.1 million gain on the curtailment of the Company’s defined benefit pension plan.

Loss on subordinated debentures, accounted for at fair value, reduced non-interest income in 2010 by $10.4 million compared to $4.4 million in the prior year. Mortgage banking income also decreased $1.1 million to $7.4 million for the year ended December 31, 2010 as a result of lower refinance demand which remains strong but is lower than in the prior year period.

Non-interest income for the year ended December 31, 2009 compared 2008

For the year ended December 31, 2009, non-interest income totaled $1.5 million of expense, a $24.3 million decrease over the $22.8 million of income reported for 2008. The year ended December 31, 2009 included realized losses on investment securities totaling $105 million, which included $102 million of OTTI and $2.9 million of losses on security sales. The year ended December 31, 2008 included $98.8 million of losses on investment securities which was comprised of OTTI totaling $99.5 million offset by gains from sales totaling $0.6 million. The investment security losses in 2008 and 2009 were primarily due to the write-down and disposal of the CDOs. The increase in the fair value of the Company’s subordinated debentures accounted for at fair value caused a $16.4 million decrease to non-interest income. In 2009, the fair value of debentures increased $4.4 million resulting in expense compared to $12.0 million of decreases which resulted in gains recorded in 2008. Wealth management income also decreased $3.0 million to $28.9 million for the year ended December 31, 2009 primarily due to decreases in value of assets under administration which resulted from economic and general market conditions.  Equity method investments, other operating income and service charges on deposit accounts all declined slightly from 2008 to 2009.

The decrease from above was partially offset by increases in mortgage banking income and cash management and electronic banking fees. For the twelve months ending December 31, 2009, mortgage banking income increased $5.2 million to $8.5 million, and cash management and electronic banking fees increased $1.5 million or 10.7% to $15.9 million compared to 2008. The increase in mortgage banking income was a result of a general increase in refinance activity from continued low residential mortgage interest rates.

Non-interest expense for the year ended December 31, 2010 compared to 2009

Exclusive of $8.3 million and $275 million of goodwill impairment in 2010 and 2009, respectively, non-interest expense totaled $233 million for the year ended December 31, 2010 and 2009. Continued efforts to control expenses caused a $2.2 million reduction to salaries, wages, and employee benefits which totaled $123 million for the year ended December 31, 2010. Also, net premises and equipment expense decreased $2.1 million to $29.9 million compared to $32.0 million for 2009. Other operating expenses decreased slightly compared to 2009 and totaled $64.8 million for 2010. This reduction offset the $0.3 million increase to FDIC insurance expense which totaled $15.2 million for 2010. The expense reductions reflect the Company’s efforts to control expenses and mitigate the negative impact of regulatory compliance costs and workout expenses. Also, 2009 included a $4.0 million benefit from insurance proceeds which reduced non-interest expense.

Non-interest expense for the year ended December 31, 2009 compared to 2008

Non-interest expense was $509 million for the twelve months ended December 31, 2009, a $292 million increase as compared with $217 million for the same period in 2008.  The increase in non-interest expense was primarily due to $275 million of goodwill impairment expense recorded in 2009 and a $12.8 million increase in FDIC insurance expense due to the special assessment and other increases in assessment rates. Other operating expenses increased $10.7 million from $54.4 million at December 31, 2008 to $65.1 million at December 31, 2009 primarily due to $3.0 million of loan collection expense, $2.2 million of shares tax, $1.7 million of FHLB prepayment penalties, and $1.2 million of additional marketing expenses. These increases were offset by a $4.0 million fraud recovery received in 2009, compared to $4.5 million of fraud loss in 2008.

INCOME TAX EXPENSE

Income tax expense totaled $11.4 million for the year ended December 31, 2010. Income tax expense during 2010 was comprised primarily of expenses resulting from the redemption of the Company’s separate account BOLI policies, which totaled $8.1 million, and expense on the tax gain resulting from the sale of Christiana, which totaled $5.5 million. The Company was able to utilize its net operating loss (“NOL”) carry-forward to alleviate the taxes otherwise payable in cash to the IRS. The tax expense inclusive of the BOLI redemption and sale of Christiana resulted in an effective tax rate of 34.9% during 2010.

Income taxes were a benefit of $63.6 million with an effective tax rate of 15.5% for 2009.  Income tax benefit was $5.8 million in 2008 with an effective tax rate of (21.9%). The Company’s effective tax rate was less than the statutory rate in 2009 and 2008 due primarily to the tax advantaged investment and life insurance income.

As of December 31, 2010, after careful analysis, management determined that the net deferred tax asset was realizable, and therefore a valuation allowance was not required. In reaching this conclusion positive and negative evidence were both carefully considered. Negative evidence considered included the pre-tax net loss in 2009 and the effect it had in evaluating cumulative losses for a period of time including through December 31, 2010. Management considered the drivers of the 2009 loss and their nature. Specifically, management considered the 2009 goodwill impairment charge and the losses recorded on the CDO’s to be aberrations. The goodwill impairment charge of $275 million was identified, since it was non-tax deductible, and the losses from the credit deterioration and subsequent exit of the CDOs investments in 2008 and 2009 were also considered to be non-recurring. The CDOs had a higher risk profile than the Company’s historical and existing investment strategy, and the credit risk was significantly different than the high credit quality of the remaining investment portfolio.

Positive evidence considered included 2010 operating profits and the ability to utilize a significant portion of the NOL carry-forward during the year. In addition, the ability to carry-back a portion of the 2009 losses to prior years, strong earnings history, and a projected ability to fully utilize the net deferred tax asset with substantial excess, prior to the implementation of any tax planning strategies, all were considered. Projections incorporated current financial results, including the impact of regulatory and credit costs in the current economic environment. In future periods, the current economic climate was assumed to improve gradually, but existing legislative and regulatory requirements were assumed to continue.  The assumptions used in analyzing the realizability of the net deferred tax asset are consistent with other analyses and judgments made in the preparation of these financial statements. However, if there are substantial, adverse economic developments that further deteriorate credit quality or profitability, the judgments made regarding the Company’s ability to utilize the deferred tax asset may change. This would result in additional income tax expense being recorded in the statement of operations. These types of events or a valuation allowance would impact regulatory capital by the amount currently included in Tier 1 capital. Refer to Footnote 19 within Item 8 within this Report for additional information regarding income taxes.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary function of asset/liability management is to ensure adequate liquidity and to support the efficient management of risk and performance in managing the Company’s financial assets and liabilities.  The Company’s Board of Directors establishes general liquidity guidelines for management to meet, which can be summarized as: the ability to generate and maintain adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion.  Liquidity consists of cash flows from operating, investing, and financing activities. The Company also employs a diverse capital raising strategy which may include issuance of additional equity capital.

  The Company’s largest source of liquidity on a consolidated basis is the deposit base that comes from retail, corporate and institutional banking deposit customers. The Company also utilizes wholesale funding that comes from a diverse mix of short and long-term funding sources.  Wholesale funding is defined here as funding sources outside of the core deposit base, such as correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia (FRB) and brokered CDs. The Company’s principal source of day-to-day liquidity is its liquid cash reserve on hand generated from core deposit operations.  Should demand exceed this reserve and normal deposit authority efforts, funds are obtained through wholesale channels, details of which are set out in within Liabilities in Item 7 and Footnote 9 in Item 8 of this Report.  The Company did not incrementally draw on these lines in 2010 as it was unnecessary. The liquidity and credit crises faced by many financial and commercial institutions in recent years have not negatively affected the Company’s liquidity.  Funds continue to be available at reasonable rates, and dependence on borrowings has been reduced throughout 2010.

Despite actual funding needs, management continues to actively monitor and manage liquidity and current available funding channels to ensure an appropriate contingency funding strategy plan is in place.

The Company’s levels of liquidity at December 31, 2010, included:

•	$554 million of the $612 million of interest earning deposits with banks represents unencumbered on-hand liquidity.

•	FHLB borrowing limit of $2.3 billion, of which $704 million was drawn at December 31, 2010, leaving an unused capacity of $1.6 billion.

•
$315 million in overnight borrowing capacity from correspondent banks.  As of and for the year ended December 31, 2010, the Company had no need to access these lines and the full amount was available for use.

As measured using the consolidated statement of cash flow, for the year ended December 31, 2010, the Company generated $99 million in net cash and equivalents compared to $408 million in 2009 and $84 million in 2008. Net cash provided by operating activities was $181 million in 2010, $72.9 million in 2009, and $111 million in 2008.

Investing activities generated $420 million of cash during 2010, compared to $104 million used in 2009 and $470 million used in 2008. Cash in 2010 was generated principally from repayments of proceeds from investments of $589 million and net loan repayments of $469 million. During 2010, cash was deployed to purchase investment securities totaling $692 million. The primary difference in cash provided from investing activities compared to the prior year was an increase in net loan repayment of $324 million.  In 2008, $504 million of cash was used for net loan originations and correspondingly investment purchases were $366 million.

Cash used in financing activities was $502 million in 2010, compared to $439 million and $444 million generated from financing activities in 2009 and 2008, respectively. Disciplined deposit pricing efforts in 2010 led to reductions in deposits totaling $503 million, compared to $349 million and $386 million of increased deposits in 2009 and 2008, respectively, of this decline, $416 million was attributable to managed reduction of higher-cost jumbo CDs. Also in 2010, $64.1 million of cash was provided from the issuance of shares of National Penn common stock, net of issuance costs compared to $224 million in 2009 and $8.8 million in 2008. However, in 2008, $150 million of cash was provided by the Company’s issuance of preferred stock to the U.S. Treasury as part of the CPP program. The cash provided from the issuance of common shares in 2010 was primarily from the October 6th investment by Warburg Pincus LLC. Warburg Pincus agreed to invest $150 million via a direct purchase of newly-issued common stock at $6.05 per share, of which the initial $63.3 million receipt was completed in October, and the remaining $86.7 million was received in January 2011.

The Company’s largest business segment is its community banking segment, whose business activities principally includes accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities and or repricing of assets and liabilities (“repricing gap”);
•	Risk that assets will repay or customers withdraw prior to contractual maturity (“prepayments”);
•	Changes in the slopes and the shape of the yield curve (“yield curve risk”); and
•	Timing of changes in interest rates – the time period it takes for one interest rate index to change compared to another, given changes in market conditions (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products;
•	Changes to maturity terms offered on products;
•	Changes to types of products offered; and/or
•	Use of wholesale products such as advances from the FHLB or interest rate swaps.
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

The following table demonstrates the timing of repriced assets and scheduled maturities for each category of interest earning assets and interest bearing liabilities at December 31, 2010:

	Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years
Interest-earning assets:
Interest bearing deposits at banks	$612,099	$-	$-	$-
Investment securities and other securities	117,979	335,449	505,948	1,300,314
Loans and Leases (1)	2,246,730	779,644	1,848,526	451,823
Total interest-earning assets	2,976,808	1,115,093	2,354,474	1,752,137
Cumulative total interest-earning assets	2,976,808	4,091,901	6,446,375	8,198,512

Liabilities and Equity
Non maturity deposits	3,285,349	-	-	-
Time deposits	502,243	956,619	498,304	7,823
Borrowed funds	655,371	11,226	376,832	404,787
Subordinated debt	77,321	-	-	65,459
Total interest-bearing liabilities	4,520,284	967,845	875,136	478,069
Cumulative total interest-bearing liabilities	4,520,284	5,488,129	6,363,265	6,841,334

Interest-earning assets less interest -bearing
liabilities	(1,543,476)	147,248	1,479,338	1,274,068

Cumulative interest-rate sensitivity gap	$(1,543,476)	$(1,396,228)	$83,110	$1,357,178

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

Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities.  These characteristics in terms of volumes are stratified into time buckets identifying pricing gaps, thus repricing risk.  Minimizing maturity and repricing risk is a continual focus in a changing rate environment.  The Company’s gap position, as reflected in the above table, indicates a liability sensitive position in the short term.  However, the Company is net asset sensitive overall.  An interest rate gap table does not present a complete picture of the impact of interest rate changes on net interest income.  First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously.  Second, assets and liabilities which can contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent.  Third, the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year.  Fourth, assumptions must be made to construct such a table.  Finally, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets.

        Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. Therefore, the Company supplements gap analysis with the calculation changes in net interest income from various shocked interest rate environments.

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income:

(dollars in thousands)

Change in	December 31, 2010		December 31, 2009
Interest Rates	Change in Net Interest Income		Change in Net Interest Income
(in basis points)
+ 300	$19,155	7.10%	$17,872	6.29%
+ 200	12,097	4.49%	10,936	3.85%
+ 100	5,180	1.92%	4,778	1.68%
- 100	(316)	-0.12%	(4,102)	-1.44%
- 200	(13,283)	-4.93%	(17,339)	-6.10%

As measured by the net interest income analysis, the Company should benefit in the short run by an increase in interest rates. This reflects a similar profile as in the prior year.  The results of the net interest income analysis fall within the compliance guidelines established by ALCO.

The Company uses financial derivative instruments for management of interest rate sensitivity.  ALCO approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments, hedging of interest rate derivatives provided to customers, and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, refer to Footnote 14 included in Item 8 of this Report.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010:

			After One	After Three
		Less than	Year to	Years to	More than
(dollars in thousands)	Total	one year	Three Years	Five Years	Five Years

Remaining contractual maturities of time deposits	$1,964,989	$1,458,862	$297,676	$200,628	$7,823
Loan commitments	1,497,983	730,201	120,082	65,241	582,459
Federal Home Loan Bank Advances	703,761	86,422	102,000	106,500	408,839
Subordinated debentures	142,780	-	-	-	142,780
Letters of credit	157,096	110,781	43,654	-	2,661
Dividends Preferred Stock*	90,000	7,500	15,000	27,000	40,500
Minimum annual rentals or non-cancelable operating leases	43,557	6,567	10,412	8,064	18,514
Total	$4,600,166	$2,400,333	$588,824	$407,433	$1,203,576

*Term is unlimited assumed 10 year term for this table.

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

	Three months ended
(dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
2010
Interest income	$93,745	$96,360	$98,308	$98,837
Interest expense	26,104	28,670	29,665	31,578
Net interest income	67,641	67,690	68,643	67,259
Provision for loan and lease losses	17,500	20,000	25,000	32,500
Gains (losses) on investment securities	-	-	214	-
Other-than-temporary impairment on investments	(444)	(312)	-	(634)
Goodwill impairment	-	-	(8,250)	-
Income (loss) before income taxes	14,306	13,202	5,593	(324)
Net income (loss) available to common shareholders	6,637	10,301	(5,544)	1,921
Per Share Data
Earnings (loss) available to common shareholders-basic	0.05	0.08	(0.04)	0.02
Earnings (loss) available to common shareholders-diluted	0.05	0.08	(0.04)	0.02

2009
Interest income	$103,948	$105,385	$105,848	$105,962
Interest expense	36,503	40,042	44,768	47,321
Net interest income	67,445	65,343	61,080	58,641
Provision for loan and lease losses	47,000	52,000	37,500	17,525
Gains (losses) on investment securities	289	(863)	-	(2,284)
Other-than-temporary impairment on investments	(2,166)	(84,704)	(7,136)	(7,785)
Goodwill Impairment	(275,000)	-	-	-
(Loss) income before income taxes	(290,427)	(103,091)	(17,761)	(373)
Net (loss) income available to common shareholders	(283,295)	(65,187)	(9,643)	1,746
Per Share Data
(Loss) earnings available to common shareholders-basic	(2.25)	(0.65)	(0.11)	0.02
(Loss) earnings available to common shareholders-diluted	(2.25)	(0.65)	(0.11)	0.02

CAPITAL ADEQUACY

Information regarding the Company’s capital ratios and commitments is set forth in Footnote 16 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6. of this Report.

The Company does not presently have any commitments for significant capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements are set forth in Footnote 1 to the consolidated financial statements included in this Report and is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain financial instruments with off-balance sheet risks.  For more information, refer to Footnote 14 to the consolidated financial statements included in Item 8 of this Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information with respect to quantitative and qualitative disclosures about market risk can be found under Liquidity and Interest Rate Sensitivity in Item 7 in this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Penn Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its  cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Penn Bancshares, Inc. and subsidiaries as of December 31, 2009 and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 5, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Penn Bancshares, Inc.:

We have audited National Penn Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2011

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2010	2009
ASSETS
Cash and due from banks	$90,283	$106,722
Interest-earning deposits with banks	612,099	496,535
Total cash and cash equivalents	702,382	603,257

Investment securities available for sale, at fair value	1,632,118	1,499,667
Investment securities held to maturity
(Fair value $537,932 and $603,915 for 2010 and 2009, respectively)	546,957	601,923
Other securities	80,615	78,951
Loans and leases held for sale	12,785	18,028
Loans and leases, net of allowance for loan and lease losses of $150,054 and $146,271
for 2010 and 2009, respectively	5,163,884	5,860,201
Premises and equipment, net	105,483	113,556
Accrued interest receivable	33,829	36,565
Bank owned life insurance	134,154	198,131
Other real estate owned and other repossessed assets	7,453	4,208
Goodwill	258,279	281,623
Other intangible assets, net	22,217	30,943
Unconsolidated investments under the equity method	11,482	12,821
Other assets	132,982	144,036
TOTAL ASSETS	$8,844,620	$9,483,910

LIABILITIES
Non-interest bearing deposits	$808,835	$753,650
Interest bearing deposits	5,250,338	5,985,202
Total deposits	6,059,173	6,738,852

Securities sold under repurchase agreements and federal funds purchased	734,455	737,323
Short-term borrowings	10,000	6,900
Federal Home Loan Bank advances	703,761	756,803
Subordinated debentures	142,780	132,407
Accrued interest payable and other liabilities	57,014	42,157
TOTAL LIABILITIES	7,707,183	8,414,442

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of December 31, 2010 and 2009	148,441	147,920
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding December 31, 2010 and 2009, respectively - 136,792,414 and 125,713,668.	1,292,342	1,225,635
Accumulated deficit	(293,940)	(302,120)
Accumulated other comprehensive (loss)	(9,406)	(1,967)
TOTAL SHAREHOLDERS' EQUITY	1,137,437	1,069,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,844,620	$9,483,910

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME
Loans and leases, including fees	$306,207	$336,787	$377,730
Investment securities
Taxable	44,984	47,077	55,176
Tax-exempt	34,906	36,649	32,708
Federal funds sold and deposits in banks	1,152	630	622
Total interest income	387,249	421,143	466,236
INTEREST EXPENSE
Deposits	63,929	110,935	142,896
Securities sold under repurchase agreements	11,006	12,666	20,904
FHLB advances and subordinated debentures	41,082	45,033	49,698
Total interest expense	116,017	168,634	213,498
Net interest income	271,232	252,509	252,738
Provision for loan and lease losses	95,000	154,025	32,497
Net interest income after provision for loan and lease losses	176,232	98,484	220,241
NON-INTEREST INCOME
Wealth management	28,253	28,923	31,905
Service charges on deposit accounts	21,564	24,259	25,150
Insurance commissions and fees	14,332	15,714	15,378
Cash management and electronic banking fees	17,904	15,921	14,386
Mortgage banking	7,398	8,475	3,307
Bank owned life insurance	5,932	4,919	6,341
Equity in undistributed net earnings of unconsolidated investments	799	2,586	4,546
Gain on pension plan curtailment	4,066	-	-
Other operating income	9,523	6,758	8,576
Net (losses) gains from fair value changes on subordinated debentures	(10,373)	(4,427)	12,017
Net gains (losses) on sales of investment securities	214	(2,857)	648

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	(1,390)	(127,812)	(99,496)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	26,021	-
Net impairment losses on investment securities	(1,390)	(101,791)	(99,496)
Total non-interest income (losses)	98,222	(1,520)	22,758

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	123,471	125,635	123,332
Net premises and equipment	29,923	31,999	32,550
Fraud (recovery) expense	-	(4,028)	4,500
Goodwill impairment	8,250	275,000	-
FDIC insurance	15,205	14,915	1,758
Other operating expenses	64,827	65,095	54,391
Total non-interest expense	241,676	508,616	216,531
Income (loss) before income taxes	32,778	(411,652)	26,468
Income tax expense (benefit)	11,441	(63,613)	(5,803)
NET INCOME (LOSS)	21,337	(348,039)	32,271
Preferred dividends and accretion of preferred discount	8,021	8,340	417
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$13,316	$(356,379)	$31,854
PER SHARE OF COMMON STOCK
Basic earnings (loss) available to common shareholders	$0.10	$(3.61)	$0.42
Diluted earnings (loss) available to common shareholders	$0.10	$(3.61)	$0.42
Dividends paid in cash	$0.04	$0.28	$0.68

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)					Accumulated
			Series B	Accunulated	Other
	Common		Preferred	(Deficit)	Comprehensive	Treasury
	Shares	Value	Stock	Earnings	(Loss) Income	Stock	Total
Balance at December 31, 2007	49,068,819	$491,011	$-	$85,242	$(4,281)	$(8,025)	$563,947

Cumulative effect of adoption of new life insurance guidance				(2,112)	-	-	(2,112)
Pension adjustment				(112)	-	-	(112)
Balance at January 1, 2008 as revised	49,068,819	491,011	-	83,018	(4,281)	(8,025)	561,723
Comprehensive Income
Net Income				32,271			32,271
Other comprehensive income, net of tax					(28,104)		(28,104)
Total Comprehensive Income							4,167

Cash dividends declared common				(50,095)			(50,095)
Shares issued under share-based plans,
net of excess tax benefits	1,747,528	15,615				2,766	18,381
Shares issued for acquisition of:
- Christiana Bank& Trust Company	2,732,813	51,682					51,682
- KNBT Bancorp, Inc.	27,205,548	438,877				5,623	444,500
Common stock warrants		5,925					5,925
TARP CPP Preferred Stock issued			144,076				144,076
Treasury shares purchased	(22,957)					(364)	(364)
Balance at December 31, 2008	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995

Cumulative effect of adoption of new OTTI guidance				12,407	(12,407)
Balance at January 1, 2009	80,731,751	1,003,110	144,076	77,601	(44,792)	-	1,179,995
Comprehensive Income
Net Loss				(348,039)			(348,039)
Other comprehensive income, net of tax					42,825		42,825
Total Comprehensive Income							(305,214)

Cash dividends declared common				(23,343)			(23,343)
Cash dividends declared preferred				(7,458)			(7,458)
Shares issued under share-based plans,
net of excess tax benefits	260,654	2,024					2,024
Shares issued for optional cash, DRIP and ESPP	14,016,263	70,209					70,209
Shares issued in public offering	30,705,000	153,255					153,255
Amortization of preferred discount			881	(881)			-
Cancellation of common stock warrants		(2,963)	2,963				-
Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$-	$1,069,468
Comprehensive income
Net income				21,337			21,337
Other comprehensive income, net of taxes					(7,439)		(7,439)
Total comprehensive income							13,898

Cash dividends declared common				(5,136)			(5,136)
Cash dividends declared preferred				(7,500)			(7,500)
Shares issued under share-based plans,
net of excess tax benefits	615,936	4,151					4,151
Shares issued in private offering	10,462,810	62,556					62,556
Amortization of preferred discount			521	(521)			-
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$-	$1,137,437

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,337	$(348,039)	$32,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	95,000	154,025	32,497
Share-based compensation expense	2,250	1,269	2,079
Depreciation and amortization	16,310	17,934	17,771
(Accretion) amortization of premiums and discounts on investment securities, net	957	(1,537)	(2,633)
Investment securities (gains) losses, net	(214)	2,857	(648)
(Gains) losses of equity-method investments, net of distributions	1,339	(947)	(384)
Loans originated for resale	(241,338)	(355,886)	(127,015)
Proceeds from sale of loans	252,173	352,540	129,200
Loss (gains) on sale of loans, net	(5,592)	709	(1,967)
(Gain) loss on sale of other real estate owned, net	365	(586)	-
Gain on sale of business	-	(1,126)	-
Gain on sale of bank buildings	(223)	-	-
Increase (decrease) in fair value of subordinated debentures	10,373	4,427	(12,017)
Impairment losses on investment securities	1,390	101,791	99,496
Bank-owned life insurance policy income	(5,932)	(4,919)	(6,341)
Gain on pension plan curtailment	(4,066)	-	-
Goodwill impairment	8,250	275,000	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,366	562	116
Decrease in accrued interest payable	(5,478)	(10,485)	(8,670)
Decrease (increase) in other assets	5,767	(72,708)	(14,806)
Increase (decrease) in other liabilities	26,257	(41,718)	(26,957)
Net cash provided by operating activities	181,291	73,163	111,992
CASH FLOWS FROM INVESTING ACTIVITIES
(Decrease) increase in cash equivalents from disposition or acquisition activities	(42,142)	535	35,128
Proceeds from maturities and repayments of investment securities held to maturity	51,805	34,411	12,208
Purchase of investment securities held to maturity	(50)	(124,539)	-
Proceeds from sales of investment securities available for sale	9,533	51,123	53,769
Proceeds from maturities and repayments of investment securities available for sale	537,159	427,147	310,429
Purchase of investment securities available for sale	(691,828)	(690,786)	(366,357)
Proceeds from sale of loans previously held for investment	13,181	50,239	-
Net decrease (increase) in loans and leases	469,080	144,567	(504,428)
Purchases of premises and equipment	(1,239)	(5,396)	(12,466)
Claims from and surrender of bank owned life insurance	66,653	599	-
Proceeds from the sale of other real estate owned	6,717	5,250	909
Proceeds from sale of bank buildings	911	2,550	636
Net cash provided by (used in) investing activities	419,780	(104,300)	(470,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase on core deposits	(150,053)	370,408	93,715
Net (decrease) increase in certificates of deposit	(352,753)	(21,442)	291,884
Net(decrease) increase in securities sold under agreements to repurchase and federal funds	(2,868)	96,418	46,337
Net increase (decrease) in short-term borrowings	3,100	(3,502)	(5,048)
Issuance of long-term borrowings	-	-	150,000
Repayments of FHLB advances	(51,520)	(196,995)	(249,660)
Proceeds from shares issued under share-based plans	974	628	7,118
Excess tax benefits (expense) on share-based plans	(245)	(133)	(633)
Issuance of shares under dividend reinvestment and optional cash	1,499	70,209	8,820
Issuance of common shares under public offering	-	153,255	-
Issuance of common shares under private placement	62,556	-	-
Issuance of preferred stock	-	-	144,076
Issuance of common warrants	-	-	5,925
Purchase of Treasury stock	-	-	(364)
Cash dividends, common	(5,136)	(23,343)	(49,680)
Cash dividends, preferred	(7,500)	(6,939)	-
Net cash (used in) provided by financing activities	(501,946)	438,564	442,490
Net increase in cash and cash equivalents	99,125	407,427	84,310
Cash and cash equivalents at beginning of year	603,257	195,830	111,520
Cash and cash equivalents at end of period	$702,382	$603,257	$195,830

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Interest	$121,615	$179,119	$203,498
Taxes	2,754	691	24,452

The Company’s investing and financing activities that affected assets or liabilities but did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Transfers of loans to other real estate (1)	$10,433	$7,445	$1,692
Other than temporary impairment on investment securities	444	101,791	99,496
Dividends accrued not paid on preferred stock	938	938	417
Transfer of investment securities from available-for-sale
to held-to maturity	-	251,710	139,280
Transfer of investment securities from held-to-maturity
to available for sale	-	3,545	-

(1) $7.1 million of OREO was disposed during the year ended December 31, 2010.

Reconciliation of cash (disposed of) received in dispositions or acquisitions:

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Details of transactions:
Value of assets sold (acquired )	$214,039	$2,083	$(3,174,291)
Value of liabilities (disposed of) acquired	(179,539)	(853)	2,665,321
Stock issued for acquisitions	-	-	496,182
Net cash paid (received)	34,500	1,230	(12,788)
Cash and cash equivalents (disposed of) acquired	(76,642)	(695)	47,916
(Decrease) increase in cash equivalents from
disposition or acquisition activities	$(42,142)	$535	$35,128

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

National Penn also owned Christiana Bank & Trust Company (“Christiana”), a Delaware state-chartered bank and trust company from its purchase on January 4, 2008 to its divestiture on December 3, 2010.  Christiana’s results of operations are included in the consolidated statement of operations for the period it was owned by the Company.

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

The Company and its operating subsidiaries compete for market share in the communities they serve with other bank holding companies, community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan and lease losses, realizability of deferred tax assets, impaired loans, other-than-temporary impairment, and certain intangible assets, such as goodwill and core deposits.

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

ADVERTISING COSTS

       Advertising costs are recorded as an expense in the consolidated statement of operations in the period they are incurred. Advertising expense was $5.4 million, $7.4 million, and $6.3 million for the years ended  December 31, 2010, 2009 and 2008, respectively.

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
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

LOANS AND LEASES

Loans that management has the intent to hold for the foreseeable future or until maturity or payoff are considered held for investment and are reported at the amount of unpaid principal, net of unearned income, unamortized deferred fees and origination costs, commitment fees, and premiums or discounts on acquired loans. The Company also estimates an allowance for probable loan and lease losses, which is netted from the carrying amount of loans presented on the consolidated balance sheet. Interest on loans is calculated based upon the principal amount outstanding. Net deferred fees on Company originated loans, consisting of origination and commitment fees and direct loan origination costs, are amortized over the contractual life of the related loans using the interest method, which results in an adjustment of the related loan’s yield. Premiums or discounts resulting from loans acquired are

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

included or netted with the balance of unpaid principal on the consolidated balance sheets and are also deferred and amortized over the contractual life of the loan using the interest method.  Loans are placed on nonaccrual status and accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection is no longer probable. When a loan is on nonaccrual status, payments are applied in their entirety to principal. If a borrower’s financial condition improves to the point where management believes that collection of the remaining principal and interest is probable, management may restore the loan to accrual status, at which time payments received are applied to both principal and interest and recognition of interest income continues. Generally, loans are placed on nonaccrual status when they reach 90 days pas due based on the contractual terms of the loan agreement.

Direct financing leases are carried at the aggregate of the lease payments plus the estimated residual value of the leased property, net of unearned income and deferred initial direct costs. Interest income on leases is recognized using the interest method over the lease term, which incorporates amortization of deferred initial direct costs as an adjustment to the lease’s yield. Residual values for leases are reviewed for impairment at least annually based upon historical performance, independent appraisals, and industry data. Valuation adjustments to residual values are included in other operating expenses within non-interest expense in the consolidated statement of operations. Gains or losses from the sale of leased assets are also included in other operating income within non-interest income in the statement of operations.

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

        LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate on the consolidated balance sheet, and these loans are traditionally sold servicing released.  Fair value is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. Net unrealized losses, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of operations. At disposition the difference between the net proceeds received and the carrying value of the loans is recorded as a gain or loss within mortgage banking income in the consolidated statement of operations. Estimated credit losses, if any, on loans transferred to held for sale, which management previously intended to hold for investment, are charged-off to the allowance at the time of transfer. Non-credit related losses, if any, or subsequent gains or losses upon disposition are recorded in other operating expenses within non-interest expense on the consolidated statement of operations. Valuation for nonmortgage loans transferred to held for sale are performed on loans on an individual basis.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

NONPERFORMING ASSETS

Assets which are otherwise considered earning assets may cease to perform according to their original terms and become nonperforming assets. The Company’s nonperforming assets consist of nonaccrual loans, loans defined as troubled debt restructurings, other real estate owned, and loans more than 90 days past due but still accruing interest.  On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue.  Loans for which the accrual of interest has been suspended are categorized as “Nonaccrual Loans.”

Through negotiations with a borrower, the Company may restructure a loan prior to the completion of its contractual term. Modification of a loan’s terms constitutes a Troubled Debt Restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession that it would not otherwise consider. Not all modifications of loan terms automatically result in a TDR.

Other Real Estate Owned (“OREO”) results from acquisition of real estate through foreclosure, abandonment, or conveyance of deed in lieu of foreclosure of a loan.  OREO is carried on the balance sheet at the lower of the loan’s net carrying value at the time of acquisition or the estimated fair value of the real estate less expected costs to sell at the acquisition date within OREO and other repossessed assets.  Any loss upon reclassification from loans to OREO is recognized as a charge-off against the allowance for loan and lease losses.  During the holding period, OREO continues to be measured at the lower of its carrying amount or estimated fair value less costs to sell, and any valuation adjustment and gains or losses upon disposition are recognized within to other operating income within non-interest income in the consolidated statement of operations. OREO is evaluated individually rather than as a group, unless the circumstances render the group measurement to be a more appropriate basis as determined by management.

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

The Company attempts to mitigate these risks by completing an analysis of the borrower’s business and industry history, the borrower’s financial position, as well as that of the business owner.  The Company will also require the borrower to periodically provide financial information on the operation of the business over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

ALLOWANCE FOR LOAN AND LEASE LOSSES

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses (“allowance”) which is adequate to absorb inherent losses on existing loans and leases that appear to be uncollectible based on its evaluation.  The allowance is established through a provision for loan and lease losses charged as an expense in the consolidated statement of operations.  Loans and leases are charged off against the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

The evaluation of the adequacy of the allowance includes an analysis of individual loans and groups of homogeneous loans. Loans in the portfolio are segregated by risk characteristics. This is primarily accomplished by separating loan types as well as loan risk designations including, but not limited to, loans classified as “Substandard” or “Doubtful” as defined by regulation, loans criticized internally or designated as “Special Mention,” and loans specifically identified by management as impaired.

The analysis of individual loans and analytical process performed by management in the calculation of the allowance is ongoing, and adjustments may be made based on the assessments of internal and external influences on credit quality. Those influences include, but are not limited to:

•	Unemployment
•	Delinquency and non-accrual rates
•	Trends in loan volume
•	Portfolio growth
•	Portfolio concentrations
•	Board and loan review oversight
•	Exceptions to policy
•	Experience of management
•	Competition and other external factors
•	Changes in value of collateral dependent loans

The Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with contractual payment terms and covenant requirements in order to identify problems in loan relationships. A classified loan is one which is paying as agreed, but based upon management’s analysis is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. All classified loans are evaluated to determine whether they are non-performing or whether it is probable they will become non-performing, based on facts and circumstances.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Values of collateral securing customer loans are confirmed through regular updates and reviews, but at a minimum are updated every six to nine months for all loans designated as “Special Mention” and “Classified."  During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

Specific Reserves

Specific reserves are an estimation of losses specific to individual impaired loans.  All nonperforming loans are evaluated to determine the amount of specific reserve or charge-off, if any, to reduce the value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. The net realizable value is estimated as the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price if the loan is expected to be sold, or the estimated fair value of the collateral less costs to sell based on recent appraisals. The loan’s carrying value is compared to net realizable value after considering all prior charge-offs to determine the amount of  incremental charge-off, if any.  A specific reserve may be used where sufficient information exists to make a reasonable estimate of the loss but where a loss event has not yet been confirmed. While every nonperforming loan is individually evaluated, not every loan requires a specific reserve.  Specific reserves fluctuate based on changes in collectability of underlying loans and any charge-offs recorded. A loss event could be a payment delinquency of typically 90 days or greater, bankruptcy, fraud, death, defunct status of a business, project or development.  Impaired loans are excluded from the calculation of allocated reserves as described below.

Charge-offs

Commercial and industrial loans and leases are charged off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Loans in bankruptcy and loans to defunct businesses are charged off to the estimated collateral value.

Commercial real estate loans are charged off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Loans in bankruptcy and loans to defunct projects or development businesses are charged off to the estimated collateral value.

Consumer loans are charged off when they become non-performing, which is no later than when they become 90 days past due. At that time, the amount of the estimated collateral deficiency is charged off for loans secured by collateral, all other loans are charged off in full.  Loans in which the borrower is in bankruptcy are charged off within 60 days of receipt of notification of filing or within the timeframes specified in policy whichever is shorter, unless it can be proven that repayment is likely to occur. Loans with collateral are charged down to the estimated value of the collateral less cost to sell.

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
December 31, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Classified and criticized loans are stratified based upon underlying loan types and characteristics are separately evaluated to determine the amount of reserve considered adequate.  Loss factors are based on the loan type, performance trends, portfolio characteristics, risk, and assigned ratings.

For non-criticized, performing loans, an estimate of adequacy is made by applying portfolio-specific environmental and historical loss factors to the period-end balances. Environmental factors are applied in addition to historical losses to reflect trends which management believes are not fully incorporated in historical net charge-off ratios.  Environmental factors include: unemployment, delinquency and non-accrual rates, trends in loan volume and portfolio growth, portfolio concentrations, board and loan review oversight, exceptions to policy, experience of management, competition and other external factors and changes in value of collateral dependent loans.  A historical loss factor is generated using actual losses for the preceding 12 quarters from the current quarter end.  The loss percentages are weighted to utilize the most relevant and current loss experience.

Unallocated Reserve

The unallocated reserve addresses inherent losses not included elsewhere in the allowance. The unallocated portion of the allowance is the residual between the allocated and specific reserves and the reported balance of the allowance.  It represents an element in the adequacy of the allowance given the nature of the calculation and the inherent imprecision and uncertainty as to estimated losses.

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

ACCRUED INTEREST RECEIVABLE

The Company records interest income on interest earning assets on the accrual basis which results in the recognition of interest income recorded in the consolidated statement of operations before it is received. The consolidated balance sheet includes the amount of interest earned on the accrual basis of accounting but not yet received as of the date presented. The balance is primarily comprised of interest earned on loans and leases to customers and dividends and interest on investment securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

BANK OWNED LIFE INSURANCE

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees or it obtained through acquisitions of other institutions that previously purchased the policies.   The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to full regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the consolidated statement of operations. Earnings accruing to the Company are derived from the general account investments of the insurance companies.  The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. The insurance companies are all highly rated by A.M. Best.

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

Goodwill is tested using a two step process, in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

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
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company’s repurchase agreements are secured borrowing transactions collateralized by investment securities. The Company sells investment securities to a counterparty with an agreement to repurchase the exact or similar securities at a specified date. On the trade date, the Company records a liability on the consolidated balance sheet for the amount for which securities will be subsequently reacquired, including accrued interest, based upon the contractual term of the transaction. Interest expense from repurchase agreements is recognized on the accrual basis of accounting in the consolidated statement of operations.

The securities underlying repurchase agreements are identified and disclosed as pledged for this purpose in the notes to the financial statements. The investment securities remain on the Company’s consolidated balance sheet and are accounted for consistent with the Company’s other investment securities available for sale. Repurchase agreements are satisfied by payment of cash from the Company to the counterparty at which time the securities identified in the transaction are no longer considered pledged.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company’s maximum exposure to the Trusts is $143 million, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

On January 1, 2007, the Company made an accounting policy election to record $65.2 million of debentures issued to NPB Capital Trust II on August 20, 2002 at fair value on the consolidated balance sheet. Changes in the estimated fair value for each reporting period are reported as net gains (losses) from fair value changes within non-interest income in the consolidated statement of operations.

EMPLOYEE BENEFIT PLANS

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of operations for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheets. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive (loss) income related to the recognition of certain costs which require recognition over the course of several reporting periods.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax (benefit) or expense is recorded in the income tax expense line of the consolidated statement of operations for purposes of determining the current period’s net income.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. At the adoption date, the Company applied this policy to all tax positions for which the statute of limitations remained open, but the adoption did not materially impact the Company’s consolidated balance sheet or statement of operations. Any interest and penalties related to uncertain tax positions is recognized in income tax expense in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments.  For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss, but rather the credit risk is consistent with the estimated fair value due from counterparties to these contracts.  The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company reflects its estimate of credit risk for these instruments (including unfunded commitments, letters of credit, and interest rate swaps) in other liabilities on the balance sheet with the offsetting expense recorded in other operating expenses in the consolidated statement of operations.

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

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate these risks, the Company enters into offsetting interest rate swaps with counterparties. These interest rate swaps are also considered derivatives and are also not designated in hedging relationships. These interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of operations.

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
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company periodically enters into commitments with its loan customers which are intended for sale after the loan is closed.  These commitments are derivatives, and as such are reported on the consolidated balance sheet at their estimated fair value. The Company’s methodology for estimating the fair value of these derivatives is to determine a potential gain or loss by assuming all commitments were actually funded and sold in the secondary market, including the value of servicing related to the loans. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value. The Company’s methodology for valuing these derivatives is based upon fair value changes in mortgage backed securities with similar interest rates and maturities. The net change in the estimated fair value of the derivatives for commitments to customers and forward loan sale commitments during each period is recorded in mortgage banking income in the consolidated statement of operations.

The Company measures the fair value of letters of credit as the fees paid by the customer or charged for the arrangement.  The fair value is recorded in other liabilities on the consolidated balance sheet. The Company accretes the fair value into non-interest income from cash management and electronic banking fees in the consolidated statement of operations over the contractual life of the instrument.  If required to perform on a standby letter of credit, the Company records an amount due from the customer, which is recorded net of any unaccreted liability. Additional amounts estimated to be uncollectible, net of estimated proceeds from collateral, are charged-off against the appropriate allowance on the balance sheet.

Derivatives with the same counterparty and subject to master netting arrangements are reported net on the consolidated balance sheet.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of operations. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available for sale, derivatives designed in cash flow hedging relationships, and changes in pension obligations.

SHARE-BASED COMPENSATION

The Company has certain share-based employee and director compensation plans, and the related share-based employee compensation is included in salaries, wages and employee benefits expense in the consolidated statement of operations during the period in which it is earned. Share-based director compensation expense is included in other operating expense in the consolidated statement of operations.  The compensation cost for share-based compensation arrangements is determined based upon the estimated fair value of the award at the grant date and is recognized as an expense over the service period. Performance criteria for share based awards is factored into the amount of expense recognized. The Company records tax benefits of share based payments as a financing cash inflow and corresponding operating cash outflow in the consolidated statement of cash flows during the period in which they occur.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. The options have a maximum term of ten years for incentive stock options or ten years and one month if non-qualified stock options.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of options granted.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate:

•	The risk-free interest rates used are from published U.S. Treasury zero-coupon rates for bonds approximating the expected term of the option as of the option grant date;

•	The expected dividend yield is computed based on the Company’s current dividend rate; and

•
The Company relies exclusively on historical volatility as an input for determining the estimated fair value of stock options. The Company utilizes expected volatility based on the expected life of the option.

In determining the expected life of the option grants, the Company observes the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants, and assesses the expected risk tolerance of the Company's optionees.  Based on this analysis, the Company has determined that it has a single homogeneous optionee group.

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
December 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

2.    EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands)	Twelve months ended December 31,
	2010	2009	2008
Income for EPS:
Net income (loss) available to common shareholders	$13,316	$(356,379)	$31,854

Calculation of shares:
Weighted average basic shares	128,118,298	98,818,526	76,185,375
Dilutive effect of:
Share-based compensation	68,353	-	555,484
Warrants	-	-	-
Weighted average fully diluted shares	128,186,651	98,818,526	76,740,859

Earnings per common share:
Basic	$0.10	$(3.61)	$0.42
Diluted	$0.10	$(3.61)	$0.42

Certain stock options, restricted shares and warrants were not included in the computation of diluted earnings per share because the option exercise, grant, and strike prices were greater than the average market price for the period.  The twelve months ended December 31, 2010 excluded 4.1 million stock options with exercise prices ranging from $5.60 to $21.49 per share, warrants to purchase 735,294 common shares, and 10,567 restricted shares and units with an average grant price of $6.78.

The twelve months ended December 31, 2009 excluded 5.0 million stock options with exercise prices ranging from $6.88 to $21.49 per share, warrants to purchase 735,294 common shares,  and 9,661 restricted shares and units with an average grant price of $6.73 per share.  Restricted shares and options to purchase shares of common stock totaling 3.6 million with grant prices from $14.48 to $21.49 per share and warrants to purchase 1.5 million common shares were outstanding during 2008 but were not included in the computation of diluted earnings per share since the exercise prices were greater than the average market price.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

3.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Treasury securities	$19,952	$-	$(3)	$19,949
U.S. Government agencies	4,995	99	-	5,094
State and municipal bonds	345,310	4,880	(16,836)	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	26,854	(11,648)	1,231,359
Non-agency collateralized mortgage obligations	25,071	280	(277)	25,074
Corporate securities and other	14,189	90	(1,245)	13,034
Marketable equity securities	3,759	506	(11)	4,254
Total	$1,629,429	$32,709	$(30,020)	$1,632,118

Held-to-Maturity
State and municipal bonds	$427,720	$1,281	$(12,593)	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	2,241	-	119,997
Non-agency collateralized mortgage obligations	1,481	46	-	1,527
Total	$546,957	$3,568	$(12,593)	$537,932

(dollars in thousands)	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Treasury securities	$145,457	$60	$(85)	$145,432
U.S. Government agencies	88,254	306	(156)	88,404
State and municipal bonds	367,837	6,107	(9,742)	364,202
Agency mortgage-backed securities/
collateralized mortgage obligations	818,296	19,999	(1,086)	837,209
Non-agency collateralized mortgage obligations	48,521	310	(1,866)	46,965
Corporate securities and other	14,745	150	(1,801)	13,094
Marketable equity securities	4,540	142	(321)	4,361
Total	$1,487,650	$27,074	$(15,057)	$1,499,667

Held-to-Maturity
U.S. Treasury securities	$354	$7	$-	$361
State and municipal bonds	436,108	5,917	(3,897)	438,128
Agency mortgage-backed securities/
collateralized mortgage obligations	163,240	1,007	(1,055)	163,192
Non-agency collateralized mortgage obligations	2,221	13	-	2,234
Total	$601,923	$6,944	$(4,952)	$603,915

During second quarter 2009, the Company re-categorized approximately $252 million in state and municipal bonds from Available-for-Sale to Held-to-Maturity.  At the date of the re-categorization, there was no net unrealized gain or loss on these securities to be included in accumulated other comprehensive income (loss).

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

3.   INVESTMENT SECURITIES – Continued

Gains and losses from sales of investment securities included in the consolidated statement of operations are as follows:

	For the year ended
(dollars in thousands)	December 31,
	2010	2009	2008
Gains	$214	$4,328	$821
Losses	-	(7,185)	(173)
Net gains (losses) from sales of
investment securities	$214	$(2,857)	$648

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	1	$19,949	$(3)	$-	$-	$19,949	$(3)
State and municipal bonds	907	474,765	(17,811)	67,841	(11,618)	542,606	(29,429)
Agency mortgage-backed securities/
collateralized mortgage obligations	66	382,356	(11,647)	2,016	(1)	384,372	(11,648)
Non-agency collateralized mortgage obligations	7	3,363	(58)	4,195	(219)	7,558	(277)
Corporate securities and other	11	1,854	(151)	5,471	(1,094)	7,325	(1,245)
Total debt securities	992	882,287	(29,670)	79,523	(12,932)	961,810	(42,602)
Marketable equity securities	2	50	(11)	-	-	50	(11)
Total	994	$882,337	$(29,681)	$79,523	$(12,932)	$961,860	$(42,613)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	5	$75,370	$(85)	$-	$-	$75,370	$(85)
U.S. Government agencies	6	50,042	(156)	-	-	50,042	(156)
State and municipal bonds	403	195,155	(4,837)	62,303	(8,802)	257,458	(13,639)
Agency mortgage-backed securities/
collateralized mortgage obligations	101	313,331	(2,127)	3,015	(15)	316,346	(2,142)
Non-agency collateralized mortgage obligations	11	-	-	20,854	(1,865)	20,854	(1,865)
Corporate securities and other	11	-	-	6,754	(1,801)	6,754	(1,801)
Total debt securities	537	633,898	(7,205)	92,926	(12,483)	726,824	(19,688)
Marketable equity securities	4	714	(321)	-	-	714	(321)
Total	541	$634,612	$(7,526)	$92,926	$(12,483)	$727,538	$(20,009)

Investment securities were pledged as collateral for the following:

(dollars in thousands)	December 31,	December 31,
	2010	2009
Deposits	$893,532	$891,908
Repurchase agreements	835,640	842,920
Other	126,091	137,829
	$1,855,263	$1,872,657

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

3.   INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2010 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$40,860	$41,008	$17,732	$17,893
Due after one through five years	48,465	50,194	-	-
Due after five through ten years	212,249	221,097	26,810	27,180
Due after ten years	1,324,096	1,315,565	502,415	492,859
Marketable equity securities	3,759	4,254	-	-
	$1,629,429	$1,632,118	$546,957	$537,932

Evaluation of Impairment of Securities

On January 1, 2009, the Company adopted new guidance related to debt securities under which  “credit”-related other-than-temporary impairment (“OTTI”) is included in the determination of net income and  the “noncredit”-related portion of OTTI on securities not expected to be sold is included in accumulated other comprehensive income (loss). At adoption, the Company reclassified $12.4 million, net of tax, for the noncredit portion of OTTI recorded on its Trust Preferred Pools/Collateralized Debt Obligations (collectively “CDOs”) in periods prior to January 1, 2009 from retained earnings to AOCI. As of September 30, 2009, the CDOs had suffered additional, severe collateral deterioration which caused a decision to sell the securities during the fourth quarter of 2009. Prior to September 30, 2009, CDOs were classified as Held-to-Maturity. The Company no longer had the intent to hold its CDO portfolio to maturity, and the securities were re-categorized from Held-to-Maturity to Available-for-Sale during 2009. During 2009 additional pre-tax impairment charges of $99.6 million were recorded, reducing the carrying value of the CDOs to an estimated fair value of $3.5 million. The securities were sold in the fourth quarter of 2009 for no additional gain or loss.  Ultimately, the Company disposed of $183 million par of CDOs. During 2009 the $12.4 million that was identified as the noncredit portion of OTTI recorded for the CDOs in prior years was included in the determination of net income and was reversed from other comprehensive income.

During 2010, the Company recorded $1.4 million of OTTI on the following securities:

•	$0.6 million on an individual collateralized mortgage obligation which experienced credit deterioration during the first quarter. This security was sold during the second quarter of 2010;
•	$0.3 million of OTTI on three bank equity securities which were in an unrealized loss position for more than twelve months; and
•	$0.4 million on an individual trust preferred security which announced a dividend deferral.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

3.   INVESTMENT SECURITIES – Continued

(dollars in thousands)	Non credit- related OTTI

Beginning balance January 1, 2009 (1)	$12,407
Additions	17,578
Reductions	(29,985)
Ending balance December 31, 2009	$-
(1) Adoption of new OTTI guidelines

As of December 31, 2010 and 2009, the Company does not have any amounts recorded in OCI for the non credit-related component of OTTI.

The majority of the investment portfolio is comprised of U.S. Treasury, Government Agency, state and municipal, mortgage-backed securities, and collateralized mortgage obligations.  The unrealized losses in the Company’s investments are primarily caused by changing interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for twelve months or longer is attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At December 31, 2010, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $80.6 million and $79.0 million as of December 31, 2010 and December 31, 2009, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the fourth quarter of 2010, the FHLB of Pittsburgh repurchased $3.0 million of its capital stock from the Company at par.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

4.	LOANS AND LEASES

       Major classifications of loans are as follows:

(dollars in thousands)	December 31,
	2010	2009
Commercial and industrial loans and leases	$960,765	$1,168,506
Real estate loans:
Construction and land development	339,242	534,315
Residential	2,384,967	2,542,301
Other (non-farm, non-residential)	1,405,642	1,527,350
Loans to individuals	236,107	252,028
Total loans	5,326,723	6,024,500
Allowance for loan and lease losses	(150,054)	(146,271)
Net loans	$5,176,669	$5,878,229

(1)
The classification of loans in the above table corresponds to defined bank regulatory reporting  categories. Total loans included the reclassification of overdrafts as loans of $3.4 million at December 31, 2010 and $1.6 million at December 31, 2009. The table is also inclusive of loans held-for-sale.

(2)	Loan classifications are shown net of unamortized costs of $3.4 million at December 31, 2010 and $44,000 at December 31, 2009.
(3)	As of December 31, 2010 and 2009, direct finance leases totaled $9.8 million and $16.9 million, respectively.

  Additional information for loan and lease classifications as of December 31, 2010 is as follows:

	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans

Commercial and industrial loans and leases	$2,032,157	$101,667	$266,179	$34,957	$2,434,960

CRE - Permanent	649,123	48,213	53,832	17,820	768,988
CRE - Construction	159,410	36,045	66,209	19,392	281,056
Commercial real estate	808,533	84,258	120,041	37,212	1,050,044

Residential mortgages	759,605	-	-	5,809	765,414
Home equity lines and loans	742,177	-	33	2,914	745,124
All other consumer	315,213	3,777	9,220	2,971	331,181
Consumer Loans	1,816,995	3,777	9,253	11,694	1,841,719

Total Loans and Leases	$4,657,685	$189,702	$395,473	$83,863	$5,326,723

The loans in the table above corresponds to internal classifications of loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

4.    LOANS AND LEASES – Continued

Details for past-due loans and leases as of December 31, 2010 are as follows:

	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or more Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances

Commercial and industrial loans and leases	$2,541	$2,740	$88	$5,369	$2,394,722	$34,869	$2,434,960

CRE - Permanent	2,176	1,310	-	3,486	747,681	17,821	768,988
CRE - Construction	1,061	2,500	-	3,561	258,103	19,392	281,056
Commercial real estate	3,237	3,810	-	7,047	1,005,784	37,213	1,050,044

Residential mortgages	5,240	1,487	8	6,735	752,877	5,802	765,414
Home equity lines and loans	3,688	745	780	5,213	737,778	2,133	745,124
All other consumer	2,185	380	878	3,443	325,644	2,094	331,181
Consumer Loans	11,113	2,612	1,666	15,391	1,816,299	10,029	1,841,719

Total loans and leases	$16,891	$9,162	$1,754	$27,807	$5,216,805	$82,111	$5,326,723

Percent of total loans and leases	0.32%	0.17%	0.03%	0.52%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable

Changes in the allowance for loan and lease losses are as follows:

(dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Beginning allowance	$146,271	$84,006	$54,897
Provision for loan and lease losses	95,000	154,025	32,497
Recoveries	10,251	9,768	4,280
Chargeoffs	(100,560)	(101,528)	(33,552)
Net Chargeoffs	(90,309)	(91,760)	(29,272)
Acquisition of Christiana and KNBT	-	-	25,884
Divestiture of Christiana Bank	(908)	-	-
Ending allowance	$150,054	$146,271	$84,006

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

4.    LOANS AND LEASES – Continued

Additional details for changes in the allowance for loan and lease losses by loan portfolio as of and for the year ended December 31, 2010 are as follows:

	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance	$73,031	$55,652	$13,828	$3,760	$146,271
Charge-offs	(24,443)	(50,170)	(25,947)	-	(100,560)
Recoveries	4,042	4,118	2,091	-	10,251
Provision	17,250	42,258	30,927	4,565	95,000
Divested Reserves	(225)	(681)	(2)	-	(908)
Ending Balance	$69,655	$51,177	$20,897	$8,325	$150,054

Ending balance: individually evaluated for impairment	$6,473	$2,087	$-	$-	$8,560

Ending balance: collectively evaluated for impairment	$63,182	$49,090	$20,897	$8,325	$141,494

Total loans and leases	$2,434,961	$1,050,043	$1,841,719	$-	$5,326,723

Ending balance: individually evaluated for impairment	$34,869	$37,213	$10,029	$-	$82,111

Ending balance: collectively evaluated for impairment	$2,400,092	$1,012,830	$1,831,690	$-	$5,244,612

1. Commercial includes all C&I Loans, including those secured by real estate, and Capital Leases.
2. CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
3. Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Impaired and restructured loans and lease losses are as follows:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$54,655	$-	$73,309	$-
Impaired loans with a specific reserve	27,456	8,560	49,207	12,810
Restructured loans	-	-	576	-
Total impaired and restuctured loans	$82,111	$8,560	$123,092	$12,810

Undrawn commitments to lend on restructured loans	$-		$-

	For the twelve months
(dollars in thousands)	ended December 31,
	2010	2009	2008
Gross interest due on impaired loans	$7,246	$7,485	$1,612
Interest received on impaired loans	(105)	(204)	(407)
Net impact of interest income of impaired loans	$7,141	$7,281	$1,205

Average recorded investment in impaired loans	$104,503	$87,549	$24,694

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

4.    LOANS AND LEASES – Continued

Additional disclosures for impaired loans and lease losses as of December 31, 2010 are as follows:

	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-Offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment

Commercial and industrial loans and leases	$17,800	$17,070	$34,870	$3,729	$38,599	$6,473	$33,970

CRE - Permanent	9,656	8,164	17,820	8,725	26,545	2,087	15,419
CRE - Construction	-	19,392	19,392	20,163	39,555	-	35,302
Commercial real estate	9,656	27,556	37,212	28,888	66,100	2,087	50,721

Residential mortgages	-	5,802	5,802	648	6,450	-	13,965
Home equity lines and loans	-	2,133	2,133	390	2,523	-	2,789
All other consumer	-	2,094	2,094	4,182	6,276	-	3,058
Consumer Loans	-	10,029	10,029	5,220	15,249	-	19,812

Total loans and leases	$27,456	$54,655	$82,111	$37,837	$119,948	$8,560	$104,503

Note: Impaired loans in the table above are also the Company’s nonaccrual loans.

Other real estate owned and repossessed assets included other real estate of $6.9 million and $3.6 million at December 31, 2010 and 2009, respectively and repossessed assets which arose from and loan and leases to customers that were not backed by real estate of $0.5 million and $0.6 million at December 31, 2010 and 2009, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)
	Estimated	Year Ended December 31,
	useful lives	2010	2009
Land	Indefinite	$13,950	$14,655
Buildings	5 to 40 years	103,247	103,932
Equipment	3 to 10 years	93,688	92,845
Leasehold improvements	2 to 20 years	10,560	11,434
Equipment leases to customers	Economic life	14,673	16,430
Total premises and equipment		236,118	239,296
Accumulated depreciation and amortization		(130,635)	(125,740)
Premises and equipment, net		$105,483	$113,556

Depreciation and amortization expense of $10.7 million, $12.5 million, and $13.6 million was included in net premises and equipment expense in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

LEASE COMMITMENTS

Future minimum payments under non-cancellable operating leases are due as follows:

	Year ended December 31,
(dollars in thousands)	2011	$6,567
	2012	5,817
	2013	4,595
	2014	4,212
	2015	3,852
	Thereafter	18,514
		$43,557

The total rental expense of $8.1 million, $7.9 million, and $8.8 million was included in net premises and equipment expense in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases certain premises and equipment under non-cancellable operating leases.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Rental expense for all leases which contain escalation clauses are accounted for on a straight-line basis over the lease term.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the twelve months ended December 31, 2010.

	Year Ended			Year Ended
(dollars in thousands)	December 31,			December 31,
	2009	Impairment	Disposition	2010
Goodwill	$556,623	-	(44,355)	512,268
Accumulated impairment	(275,000)	(8,250)	29,261	(253,989)
Goodwill, net	$281,623	(8,250)	(15,094)	$258,279

Goodwill on the consolidated balance sheet decreased to $258 million at December 31, 2010 from $282 million at December 31, 2009. The decrease to goodwill is a result of the sale of Christiana, which included $8.3 million of impairment recorded in the consolidated statement of operations in 2010.

Goodwill is tested for impairment annually as of June 30th. The annual goodwill impairment test, excluding Christiana, was performed as of June 30, 2010, and it was concluded that there was no goodwill impairment. There were no indicators of impairment subsequent to June 30, 2010 for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test. As of December 31, 2010, the carrying value of goodwill assigned to the community banking segment was $235 million and the carrying value of goodwill assigned to the other segment was $23 million.

During the 2010 annual impairment test, the other reporting unit passed step one of the goodwill impairment test with its fair value substantially in excess of its carrying value, inclusive of goodwill assigned to it.  As a result, no further analysis was performed on the other segment.  The community banking reporting unit failed the step one test, resulting in a potential indicator of impairment and requiring the performance of a step two test.  The step two test for the community banking segment did not result in goodwill impairment.  Refer to Goodwill within Financial Condition of Item 7 for this Report for additional discussion.

The table below presents the Company’s core deposits and other intangibles and the related amortization expense.

	As of and for the year end December 31,
(dollars in thousands)	2010	2009	2008
Core deposits and other intangibles	$22,217	$30,943	$37,496
Amortization expense core deposits
and other intangibles	7,100	7,653	7,523

The decrease in core deposit intangibles and other intangibles resulted from the sale of Christiana and amortization of $7.1 million during 2010.

Aggregate amortization
expense (in thousands)
2011	$6,580
2012	5,771
2013	4,880
2014	2,991
2015	331

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

7.   ACQUISITIONS AND DISPOSITIONS

DISPOSITIONS

       Christiana Bank & Trust Company

On December 3, 2010, National Penn Bancshares, Inc. completed the sale of Christiana Bank & Trust Company to WSFS Financial Corporation for a cash purchase price of $34.5 million. The sale included two commercial bank branches located in Delaware and the trust asset administration business.  Christiana’s assets totaled approximately $200 million, including loans of approximately $110 million, and deposits of approximately $180 million.  The transaction resulted in a goodwill impairment charge of $8.3 million, which was recorded in the consolidated statement of operations during the year ended December 31, 2010, and an additional $16.8 million of goodwill and intangible assets was removed from the consolidated balance sheet. Transaction costs incurred in connection with the sale of Christiana totaled $0.4 million and were included in other operating expenses within non-interest expense in the consolidated statement of operations.

      Vantage Investments

           On November 16, 2009, the Company sold Vantage Investment Advisors, LLC, a money management operation, previously included with the “other” business segment. At the time of the sale, Vantage had net assets of
$1.8 million, including goodwill of $1.0 million. As result of the sale the Company recorded a pre-tax gain of $1.2 million, which was included as a component of other operating income within non-interest income in the consolidated statement of operations.

ACQUISITIONS

KNBT Bancorp, Inc.

On February 1, 2008, the Company completed its acquisition of KNBT Bancorp, Inc. (“KNBT”).  Under the terms of the merger agreement, each outstanding share of KNBT common stock (a total of 26,413,153 shares) was exchanged for 1.03 shares of National Penn common stock, resulting in the issuance of 27,205,548 shares of National Penn common stock.  The total purchase price was valued at approximately $452 million.  In addition, 2,087,612 outstanding stock options to purchase shares of KNBT common stock were converted into options to purchase 2,150,240 shares of National Penn common stock, with an exercise price ranging from $3.78 to $16.08 per share.  KNBT is included in the Company’s financial results from the date of acquisition, February 1, 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

7.   ACQUISITIONS AND DISPOSITIONS - Continued

The acquisition price resulted in the recording of $251 million of goodwill and $25.3 million in other identifiable intangible assets with an amortization period of ten years.  This goodwill is not expected to be deductible for tax purposes.  KNBT had total assets of $3.0 billion, total loans of $1.9 billion, total deposits of $1.9 billion and total borrowings of $549 million, at fair value at the time of acquisition, as detailed in the following table:

Balance Sheet
(dollars in thousands)	Acquired
February 1, 2008
Assets:
Cash and cash equivalents	$44,831
Securities	666,064
Loans net of loan loss allowance	1,831,367
Premises and equipment	45,851
Goodwill	251,335
Identifiable Intangibles	25,265
Deferred Taxes	18,468
Other assets	100,932
Total Assets	2,984,113

Liabilities:
Deposits	1,940,800
Borrowings	548,805
Other Liabilities	42,792
Total Liabilities	2,532,397

Net assets acquired	$451,716

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

The following table details pro forma financial results for KNBT and National Penn for the twelve months ended December 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

(dollars in thousands,	Pro forma
except per share data)	December 31,
2008
Total revenue (1)	$252,885
Non-interest expense	223,350
Pre tax net income	29,535
Income tax (benefit) expense	(4,758)
Net income	$34,293

Pro forma EPS:
Basic EPS	$0.44
Diluted EPS	$0.43

(1) Total revenue includes net interest income, and non-interest income, net of provisons for loan losses.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

7.   ACQUISITIONS AND DISPOSITIONS - Continued

Christiana Bank & Trust Company

Christiana was purchased on January 4, 2008 for $63.7 million, $11.5 of cash consideration was paid and 2,732,813 shares of National Penn common stock were issued at an exchange rate of 2.241:1.  In addition, 317,395 outstanding stock options to purchase shares of Christiana common stock were converted into options to purchase 871,945 shares of National Penn common stock, with an exercise price ranging from $3.41 to $6.60 per share.  The acquisition price resulted in recording $44.5 million of non-tax deductible goodwill, and other intangible assets of $2.3 million were also identified in the transaction.  The Company acquired assets, loans and deposits of $145 million, $122 million, and $117 million, respectively. Christiana was included in the Company’s financial results from the date of acquisition, January 4, 2008 through its disposition on December 3, 2010.

8.	DEPOSITS

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Yield	Balance	Yield
Savings	$438,879	0.27%	$414,886	0.31%
NOW Accounts	1,181,850	0.32%	1,284,143	0.69%
Money Market Accounts	1,664,620	0.81%	1,675,369	1.27%
CDs $100 or less	1,378,060	2.04%	1,607,148	3.24%
CDs greater than $100	586,929	1.75%	1,003,656	2.28%
Total Interest Bearing Deposits	5,250,338	1.13%	5,985,202	1.85%
Total Non-Interest Bearing Deposits	808,835	-	753,650	-
Total Deposits	$6,059,173	0.99%	$6,738,852	1.65%

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2011	$1,458,862
2012	248,947
2013	48,729
2014	141,154
2015	59,474
Thereafter	7,823
$1,964,989

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

9.      BORROWINGS AND SUBODINATED DEBENTURES

The Composition of borrowings is presented in the table below:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements
and federal funds purchased	$734,455	1.48%	$737,323	1.94%
Short-term borrowings	10,000	-	6,900	-
Federal Home Loan Bank advances	703,761	4.35%	756,803	4.17%
Subordinated debentures accounted for at fair value	65,459	7.85%	55,086	7.85%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.73%	77,321	5.91%
Total borrowings and other debt obligations	$1,590,996	3.22%	$1,633,433	3.50%

(1) The effective rate includes the impact of the interest rate swaps.

The Company’s borrowings include FHLB advances that mature within one to ten years and are collateralized by certain first mortgage loans and U.S. Government Securities and require the Company to purchase FHLB capital stock, which is included within Other securities on the consolidated balance sheet.

Outstanding FHLB advances mature as follows:

(dollars in thousands)
2011	$86,422
2012	85,000
2013	17,000
2014	32,500
2015	74,000
Thereafter	408,839
$703,761

In 2009 and 2010, the Company did not enter into any new long-term advances. In 2009, an advance of $50.0 million was voluntarily prepaid for which the Company incurred a prepayment penalty of $0.7 million which was recorded in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

9.           BORROWINGS AND SUBODINATED DEBENTURES – Continued

As of December 31, 2010, the Company has established five statutory business trusts:  NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI.  In each case, the Company owns all the common capital securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

On January 1, 2007, the Company elected the fair value option for the $65.2 million of debentures issued on August 20, 2002. The election was made for asset/liability management purposes. This subordinated debt has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  As a result of the fair value option, this debenture was reported on the consolidated balance sheet at its fair value of $65.5 million at December 31, 2010 and $55.1 million at December 31, 2009.

Based on current interpretations of the banking regulators, all the foregoing junior subordinated debentures qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. In each case, the debentures are callable by National Penn, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from issuance. In each case, the Company's obligations under the junior subordinated debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the trusts under the preferred securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

10.  COMPREHENSIVE INCOME

Total comprehensive income includes net income as well as certain other items, which results in a change to equity during the period.

	December 31, 2010			December 31, 2009			December 31, 2008
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(dollars in thousands)	Tax	Expense	Tax	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Net Income (Loss)	$32,778	$11,441	$21,337	$(411,652)	$(63,613)	$(348,039)	$26,468	$(5,803)	$32,271

Unrealized holding (losses)
arising during period	(10,505)	(3,677)	(6,828)	(43,776)	(15,322)	(28,454)	(125,170)	(43,810)	(81,360)
Less reclassification adjustment
for (losses) realized in
net income	(1,176)	(412)	(764)	(104,648)	(36,627)	(68,021)	(98,848)	(34,597)	(64,251)
Unrealized (losses) gains on
investment securities	(9,329)	(3,265)	(6,064)	60,872	21,305	39,567	(26,322)	(9,213)	(17,109)
Unrealized gains (losses) on
cash flow hedges	939	-	939	493	-	493	(3,238)	-	(3,238)
Pension adjustment	(3,560)	(1,246)	(2,314)	3,871	1,355	2,516	(12,752)	(4,463)	(8,289)
Amortization of discounts (net) on investment
securities transferred from AFS to HTM	-	-	-	383	134	249	818	286	532
Other comprehensive (loss) income	(11,950)	(4,511)	(7,439)	65,619	22,794	42,825	(41,494)	(13,390)	(28,104)

Total comprehensive income (loss)	$20,828	$6,930	$13,898	$(346,033)	$(40,819)	$(305,214)	$(15,026)	$(19,193)	$4,167

(dollars in thousands)	December 31,
	2010	2009	2008
Unrealized gains (losses) on investment securities	$1,748	$7,813	$(19,596)
Cumulative adjustment for adoption of OTTI guidance	-	-	(12,407)
Unrealized (losses) on cash flow hedges	(1,805)	(2,745)	(3,238)
Pension	(9,349)	(7,035)	(9,551)

Total accumulated other comprehensive (loss)	$(9,406)	$(1,967)	$(44,792)

 11.  SHAREHOLDERS’ EQUITY

Common Stock Issuance

In the fourth quarter of 2010, the Company announced an agreement to raise $150 million of common equity with an investment from Warburg Pincus LLC. On October 6, 2010, $62.6 million net proceeds were received from a 10.5 million common share issuance at $6.05 per share (based on average market prices). The remainder of the investment was completed in the first quarter of 2011. Refer to Footnote 22 within Item 8 of this Report for additional details.

Underwritten Public Offering

In September 2009, the Company completed an underwritten public offering of its common stock and $153 million in capital was raised, net of $7.9 million of issuance costs.  26.7 million shares were issued at a price of $5.25 per share, and an additional 4.0 million shares were issued at $5.25 per share pursuant to the underwriters’ exercise of their over-allotment option.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

11.  SHAREHOLDERS’ EQUITY - Continued

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

The amendment also permitted voluntary cash contributions for up to $250,000 per month. During 2009, $68.9 million of common equity was raised under the Company’s DRP.  Approximately $75 million in capital was raised through the DRP since it was originally enhanced in 2008. On June 12, 2009, the Company terminated the 10% discount for voluntary cash contributions, and the $250,000 monthly maximum limit on voluntary cash contributions under the DRP.  Beginning on June 18, 2009, the Company accepted monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the DRP.

Cash Dividends

In 2010 and 2009, quarterly cash dividends were declared totaling $7.5 million in each year on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the United States Department of the Treasury, as sole shareholder of record.

In 2010, the Company declared and paid cash dividends in all four quarters totaling $5.1 million to common shareholders. The dividends declared were $0.01 per common share paid for each quarter of 2010.

In 2009, the Company declared and paid cash dividends in all four quarters totaling $23.3 million to common shareholders. The dividends declared were $0.17, $0.05, $0.05, and $0.01 per share  for the four quarters of 2009, respectively.

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

The Series B Preferred Stock has the following features:
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
December 30, 2010 and 2009

11.  SHAREHOLDERS’ EQUITY - Continued

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

13.  CONTINGENCIES

On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff's bank account by telemarketers, deposited into the telemarketers' accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class. National Penn plans on vigorously defending this lawsuit.  Each of the Defendants filed a motion to dismiss in response to the complaint.  On November 3, 2010, the Court heard oral argument on Defendants' motions.  We expect, but cannot guarantee, that a decision will be issued in the first quarter of 2011.  If National Penn's motion to dismiss is denied, the parties will take discovery and the Court will establish a schedule for a class certification motion and related briefing.  To date, a class has not been certified.

In the normal course of business, the Company has been named as a defendant in various other lawsuits.  Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       Contract or notional amounts as of December 31, 2010 and 2009, are as follows:

(dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,497,983	$1,561,877
Commitments to sell mortgages held for sale	12,785	19,596
Commitments to sell mortgages to investors	17,145	31,908
Letters of credit	157,096	175,394

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2010 and 2009. The average collateral held for these commitments at December 31, 2010 was 79%.

A summary of the Company’s cash flow hedges is included in the following table:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$1,805	0.29%	3.26%	0.83
Total derivatives used in
hedging relationships		$75,000	$-	$1,805	0.29%	3.26%	0.83

December 31, 2009
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$2,745	0.28%	3.26%	1.83
Total derivatives used in
hedging relationships		$75,000	$-	$2,745	0.28%	3.26%	1.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The Company entered into receive floating, pay fixed interest rate swaps for a period of three years.  These swaps were designated, and qualify, for hedge accounting. The fair value of these cash flow hedges totaled $1.8 million and was recorded in other liabilities at December 31, 2010, with an offset recorded in accumulated other comprehensive (loss) income for the effective portion of the derivatives.  There was no ineffectiveness related to the cash flow hedges recorded in the consolidated statements of operations for 2010 or 2009.  Amounts reclassified into interest expense for the effective portion of the cash flow hedges totaled $2.2 million and $1.8 million for 2010 and 2009, respectively. The Company estimates no material changes to the amount reclassified into interest expense from the cash flow hedges over the next twelve months. Cash collateral pledged for these swaps totaled $2.5 million on December 31, 2010.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

14.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

A summary of the Company’s’ interest rate swaps is included in the table below:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2010
Receive fixed - pay floating
interest rate swaps	82	$202,643	$20,384	$-	6.10%	1.90%	4.95
Pay fixed - receive floating
interest rate swaps	82	202,643	-	20,384	1.90%	6.10%	4.95
Net interest rate swaps		$405,286	$20,384	$20,384	4.00%	4.00%	4.95

December 31, 2009
Receive fixed - pay floating
interest rate swaps	98	$268,156	$17,307	$-	6.11%	1.90%	5.04
Pay fixed - receive floating
interest rate swaps	98	268,156	-	17,307	1.90%	6.11%	5.04
Net interest rate swaps		$536,312	$17,307	$17,307	4.00%	4.00%	5.04

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  The Company also enters into offsetting interest rate swaps with counterparties in order to mitigate the interest rate risk of its customer swaps. Cash collateral pledged for the counterparty swaps was $23.6 million at December 31, 2010.  Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of operations and as a result did not impact other operating income in each of 2010, 2009 and 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK – Continued

The following financial statement line items were impacted by the Company’s derivative activities as of and for the twelve months ended December 31, 2010 and 2009:

Income Statement Effect
	Balance Sheet Effect at	For The Twelve Months Ended
Derivative Activity	December 31, 2010	December 31, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $1.8 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $2.2 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $20.4 million	offsetting $3.1 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $60,000	Increase to mortgage banking income of $8,000
Forward sale commitments	Increase to other liabilities of $53,000.	Increase to mortgage banking income of $41,000

Income Statement Effect
	Balance Sheet Effect at	For The Twelve Months Ended
Derivative Activity	December 31, 2009	December 31, 2009

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $2.7 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $1.8 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $17.3 million	offsetting $12.8 million change.

Other derivatives:
Interest rate locks	Decrease to other assets of $52,000	Decrease to mortgage banking income of $317,000
Forward sale commitments	Increase to other liabilities of $94,000.	Increase to mortgage banking income of $275,000

The Company evaluates and establishes an estimated reserve for credit and other risk associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at December 31, 2010 and $0.9 million at December 31, 2009. The increase in the reserve of $0.6 million was recorded in other operating expenses within non-interest expense in the consolidated statement of operations during 2010 compared to $0.3 million recorded in 2009.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most U.S. Government agency securities, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations, and corporate securities. Such instruments are generally classified within Level 2 of the fair value hierarchy and their fair values are determined as follows:

•
The markets for U.S. Government agency securities are active, but the exact (cusip) securities owned by the Company are traded thinly or infrequently. Therefore, the price for these securities is determined by reference to transactions in securities with similar yields, maturities and other features (matrix priced).

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers are used to fair value Level 3 investments.  Management changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.   Since observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.  Fair values for securities classified within Level 3 are determined as follows:

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and the fair value as of December 31, 2010 was $65.5 million.  Non-interest income included a loss of $10.4 million and $4.4 million for the change in fair value of the subordinated debentures for the years ended December 31, 2010 and 2009, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price of the traded assets (Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of December 31, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,949	$19,949	$-	$-
U.S. Government agencies	5,094	-	5,094	-
State and municipal bonds	333,354	-	333,354	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	1,231,359	-
Non-agency collateralized mortgage obligations	25,074	-	25,074	-
Corporate securities and other	13,034	2,130	9,904	1,000
Marketable equity securities	4,254	3,140	-	1,114
Investment securities, available-for-sale	1,632,118	25,219	1,604,785	2,114

Interest rate locks	60	-	60	-
Interest rate swap agreements	20,384	-	20,384	-

Liabilities
Subordinated debentures	$65,459	$65,459	$-	$-
Forward sale commitments	53	-	53	-
Interest rate swap agreements	22,189	-	22,189	-

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$145,432	$145,432	$-	$-
U.S. Government agency securities	88,404	-	88,404	-
State and municipal bonds	364,202	-	364,202	-
Agency mortgage-backed securities/
collateralized mortgage obligations	837,209	-	837,209	-
Non-agency collateralized mortgage obligations	46,965	-	46,965	-
Corporate securities and other	13,094	2,059	2,631	8,404
Marketable equity securities	4,361	3,171	-	1,190
Investment securities, available-for-sale	1,499,667	150,662	1,339,411	9,594

Interest rate locks	52	-	52	-
Interest rate swap agreements	17,307	-	17,307	-

Liabilities
Subordinated debentures	$55,086	$55,086	$-	$-
Forward sale commitments	94	-	94	-
Interest rate swap agreements	20,052	-	20,052	-

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS- Continued

The following table presents activity for assets measured at fair value on a recurring basis for the year ended December 31, 2010:

(dollars in thousands)			Gains/(losses)
Level 1	Beginning	Gains/(losses)	included in other	Purchases,		Ending
	Balance	included in	comprehensive	Issuances, and		Balance
	January 1, 2010	earnings	income	settlements	Transfers	December 31, 2010
U.S. Treasury securities	$145,432	$-	$23	$(125,506)	$-	$19,949
Corporate securities and other	2,059	-	14	-	57	2,130
Marketable equity securities	3,171	(311)	806	(461)	(65)	3,140
Total Level 1	$150,662	$(311)	$843	$(125,967)	$(8)	$25,219

Level 2

U.S. Government agencies	$88,404	$106	$(51)	$(83,365)	$-	$5,094
State and municipal bonds	364,202	-	(8,322)	(22,526)	-	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	837,209	-	(3,708)	397,858	-	1,231,359
Non-agency collateralized mortgage obligations	46,965	(518)	1,559	(22,932)	-	25,074
Corporate securities and other	2,631	(444)	(752)	(12)	8,481	9,904
Total Level 2	$1,339,411	$(856)	$(11,274)	$269,023	$8,481	$1,604,785

Level 3

Corporate securities and other	$8,404	$-	$1,234	$(100)	$(8,538)	$1,000
Marketable equity securities	1,190	(9)	(132)	-	65	1,114
Total Level 3	$9,594	$(9)	$1,102	$(100)	$(8,473)	$2,114

Total Available for Sale Securities	$1,499,667	$(1,176)	$(9,329)	$142,956	$-	$1,632,118

Transfers of securities between levels in the table above result from changes in the availability of market data for similar instruments and are measured as of the beginning of the period.

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices
	in Active	Significant
(dollars in thousands)	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans and leases held for sale	$-	$12,785	$-	$12,785
Impaired loans, net	-	-	73,551	73,551
OREO and other repossessed assets	-	-	7,453	7,453

December 31, 2009
Assets
Loans and leases held for sale	$5,595	$12,433	$-	$18,028
Impaired loans, net	-	-	110,282	110,282
OREO and other repossessed assets	-	-	4,208	4,208

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS- Continued

Fair value for loans and leases held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no write-downs recorded to loans held for sale as of December 31, 2010 and December 31, 2009.

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

Impaired loans totaled $82.1 million with a specific reserve of $8.6 million at December 31, 2010, compared to $123 million with a specific reserve of $12.8 million at December 31, 2009. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of December 31, 2010 and December 31, 2009.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS- Continued

The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$702,382	$702,382	$603,257	$603,257
Investment securities available for sale	1,632,118	1,632,118	1,499,667	1,499,667
Investment securities held to maturity	546,957	537,932	601,923	603,915
Loans and leases held for sale	12,785	12,795	18,028	18,028

Commercial and industrial loans and leases	960,765	947,722	1,162,911	1,003,558
Real Estate loans:
Construction and land development	339,242	325,640	534,315	455,004
Residential	2,372,182	2,329,578	2,542,301	2,346,243
Other (non-farm, non-residential)	1,405,642	1,294,090	1,527,350	1,403,654
Loans to individuals	236,107	223,350	239,595	212,039
Total loans	5,313,938	5,120,380	6,006,472	5,420,498
Allowance for loan and lease losses	(150,054)	-	(146,271)	-
Net loans	5,163,884	5,120,380	5,860,201	5,420,498

OREO and other repossessed assets	7,453	7,453	4,208	4,208
Interest rate locks	60	60	52	52

LIABILITIES
Non-interest bearing deposits	$808,835	$808,835	$753,650	$753,650
Interest-bearing deposits	3,285,349	3,285,349	3,374,398	3,374,398
Deposits with stated maturities	1,964,989	1,979,819	2,610,804	2,624,755
Repurchase agreements, federal funds
purchased and short-term borrowings	744,455	744,455	744,223	744,223
FHLB advances	703,761	783,164	756,803	828,887
Subordinated debentures	142,780	142,780	132,407	132,407
Forward sale commitments	53	53	94	94

For December 31, 2010 and December 31, 2009, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled.

Fair value for interest bearing deposits, excludes deposits with stated maturities, and is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.

Fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.

Fair value for repurchase agreements, federal funds purchased and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

15.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS- Continued

Fair value for FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.

Fair value for subordinated debentures that float with Libor are estimated to equal the carrying amount exclusive of related hedges.

16.  REGULATORY MATTERS

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with its primary regulator principally due to its level of classified assets.  Under this informal agreement, National Penn Bank has agreed to develop and implement initiatives to enhance the oversight of problem assets, enhance its process for the allowance for loan and lease losses, and strengthen its internal loan review and credit administration functions.  Most these initiatives are in various stages of completion.  Additionally, National Penn Bank has agreed to achieve (by March 31, 2010) and maintain a Tier 1 leverage ratio of at least 8.0%, and to maintain a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  At December 31, 2010, National Penn Bank’s capital ratios were 8.89%, 13.39% and 14.65%, respectively.

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $55 million at December 31, 2010. During 2010, the average amount of these balances for the year ended December 31, 2010, was approximately $445 million.

National Penn Bank, which includes its divisions, HomeTowne Heritage Bank, KNBT, and Nittany Bank, is the Company’s primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements.

The Company’s ability to pay cash dividends or repurchase shares of its common stock is subject to restrictions imposed by the terms of the Series B Preferred Stock issued by the Company on December 12, 2008 to the U.S. Treasury under its TARP Capital Purchase Program.  These terms require the prior consent of U. S. Treasury for the issuance of any quarterly cash dividend in excess of $0.17 per share or any repurchase of common stock.
Cash dividends on common shares were $0.17, $0.05, $0.05 and $0.01 in the first through fourth quarters of 2009 and were $0.01 for each of the four quarters in 2010.

The Company and National Penn Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory- and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, National Penn Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2010, that National Penn Bank and the Company meet all capital adequacy requirements to which they are subject.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

16.  REGULATORY MATTERS - Continued

As of December 31, 2010, National Penn and National Penn Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, each must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the institution’s category.

The following tables summarize National Penn Bancshares, Inc. and  National Penn Bank’s regulatory capital as of December 31, 2010 and December 31, 2009.

					To be well		Individual
					capitalized under		Minimum
			For capital		prompt corrective		Capital Ratio
(dollars in thousands)	Actual		adequacy purposes		action provisions		(IMCR)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$996,415	17.38%	$458,629	8.00%	n/a	n/a	n/a	n/a
National Penn Bank	835,659	14.65%	456,289	8.00%	$570,299	10.00%	$684,359	12.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$924,143	16.12%	$229,314	4.00%	n/a	n/a	n/a	n/a
National Penn Bank	763,534	13.39%	228,120	4.00%	$342,179	6.00%	$570,299	10.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$924,143	10.59%	$349,065	4.00%	n/a	n/a	n/a	n/a
National Penn Bank	763,534	8.89%	343,410	4.00%	$429,262	5.00%	$686,819	8.00%

					To be well
					capitalized under
			For capital		prompt corrective
(dollars in thousands)	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$889,966	13.92%	$511,542	8.00%	n/a	n/a
National Penn Bank	779,804	12.47%	500,218	8.00%	$625,272	10.00%
Christiana Bank & Trust	19,429	15.51%	10,022	8.00%	12,527	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$809,218	12.66%	$255,771	4.00%	n/a	n/a
National Penn Bank	700,845	11.21%	250,109	4.00%	$375,164	6.00%
Christiana Bank & Trust	17,841	14.24%	5,011	4.00%	7,516	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$809,218	8.88%	$375,235	4.00%	n/a	n/a
National Penn Bank	700,845	7.86%	366,904	4.00%	$458,630	5.00%
Christiana Bank & Trust	17,841	7.13%	10,011	4.00%	12,514	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

17.  BENEFIT PLANS

PENSION PLAN

The Company has a non-contributory defined benefit pension plan covering, as of December 31, 2009, substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The employees of KNBT became eligible to participate in the National Penn defined benefit plan in 2008, and the KNBT pension plan was retired in 2009 with no impact to current earnings. The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The Company’s policy is to fund pension costs allowable for income tax purposes.

Under the Pension Plan, as amended, effective April 1, 2006, pension benefits were based on a 2-tier benefit calculation.

•	A benefit earned as of March 31, 2006 under the terms of the Pension Plan as effective on that date; and
•	A benefit earned from and after April 1, 2006, based on an employee’s Plan compensation not to exceed $50,000 per year.

On February 12, 2010, the Company curtailed the National Penn Bancshares, Inc. Employee Pension Plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants will still have the opportunity to meet the five year vesting requirement to earn a benefit. The curtailment resulted in a gain of $4.1 million in the statement of operations for the year ended December 31, 2010.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	December 31,	December 31,
(dollars in thousands)	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$39,381	$35,429
Non-recurring curtailment	(1,683)	-
Service cost	661	2,780
Interest cost	2,277	2,072
Actual gain and effect of change in assumptions	612	1,114
Benefits paid	(1,006)	(866)
Effect of change in assumptions	2,790	(1,148)
Benefit obligations at end of year	$43,032	$39,381

Change in plan assets
Fair value of plan assets at beginning of year	$35,163	$27,226
Actual return on plan assets	4,733	5,282
Employer contribution	372	3,615
Benefits paid	(1,006)	(866)
Administrative expenses	(101)	(94)
Fair value of plan assets at end of year	39,161	35,163

Funded status	$(3,871)	$(4,218)

Unrecognized net actuarial gain	$14,603	$15,169
Unrecognized prior service cost	-	(4,126)

Prepaid benefit cost (included in other assets)	$14,603	$11,043

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

17.	BENEFIT PLANS - Continued

The accumulated benefit obligation was $42.1 million and $38.4 million at December 31, 2010 and 2009, respectively.

Net pension cost included the following components:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008

Service cost	$762	$2,873	$1,673
Interest cost on projected benefit obligation	2,277	2,072	1,823
Return on plan assets (1)	(2,832)	(2,368)	(2,753)
Net amortization and deferral	323	900	(293)
Net periodic benefit cost	530	3,477	450
Non-recurring curtailment gain	(4,066)	-	-
Net periodic benefit (gain) cost	$(3,536)	$3,477	$450

(1) Expected return is presented for 2010. Actual return is presented for 2009 and 2008.

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31.  Refer to Footnote 10 in Item 8 to this Report.

Weighted-average assumptions used to determine net benefit obligations at December 31:

	2010	2009
Discount rate	5.73%	5.85%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2010	2009
Discount rate	5.73%	5.85%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. The pension plan's investments are stated at fair value. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date. To determine the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 15 - Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest-bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks are valued at the closing price reported in active markets in which the individual securities are traded. The plan does not have any assets in the Company’s stock. Corporate bonds and notes, U.S. Government and government agency obligations and state and municipal bond obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan holds no Level 3 investments.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

17.  BENEFIT PLANS - Continued

The Company’s pension plan weighted-average asset allocations at December 31, 2010, and 2009, by asset category are as follows:

	Plan Assets
	At December 31,
Asset Category	2010	2009
Equity securities	63%	60%
Debt securities	34%	35%
Other	3%	5%
Total	100%	100%

The following table sets forth the pension plan’s financial assets at fair value as of December 31, 2010 and 2009 by level within the fair value hierarchy:

	Quoted Prices	Significant
(dollars in thousands)	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	2010

Equity securities	$24,490	$-	$-	$24,490
Debt securities	-	13,169	-	13,169
Other	1,502	-	-	1,502
	$25,992	$13,169	$-	$39,161

	Quoted Prices	Significant
(dollars in thousands)	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	2009

Equity securities	$21,257	$-	$-	$21,257
Debt securities	-	12,218	-	12,218
Other	1,688	-	-	1,688
	$22,945	$12,218	$-	$35,163

  Estimated Future Benefit Payments

Estimated future benefit payments, which reflect expected future lives, as appropriate, are as follows:

(dollars in thousands)
2011	$1,294
2012	1,428
2013	1,546
2014	1,666
2015	1,863
2016-2020	11,560

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

17.    BENEFIT PLANS - Continued

  CAPITAL ACCUMULATION PLAN

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, as in effect at December 31, 2010, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

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
Matching contributions to the plan included in salaries, wages and employee benefit expenses were $3.8 million, $2.8 million, and $3.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

KNBT’s and Christiana’s 401(k) plans were converted to National Penn’s 401(k) plan in 2008.

DEFERRED COMPENSATION ARRANGEMENTS

The Company has established deferred compensation arrangements for certain executive officers.  The deferred compensation plans provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the agreements over the participant’s remaining periods of service.  The expense recorded in salaries, wages and employee benefit expenses, in connection with these deferred compensation arrangements, which are unfunded, was $0.3 million, $2.0 million, and $0.6 million for the years ended  December 31, 2010, 2009, and 2008, respectively.

The Company, through its acquisitions of Christiana, Nittany Financial Corp., FirstService Bank, HomeTowne Heritage Bank, and Peoples First, Inc. has several non-qualified, unfunded Supplemental Executive Retirement Plans (SERPs) for certain officers.  These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans, and provide annual benefits up to 60% of the executives’ final compensation, as defined under the SERPs, payable over the executives’ remaining lifetime assuming the executive attains age 62.  The SERPs also provide for survivor and certain other termination benefits.  The expense recorded in connection with these SERPs was $1.2 million for each of the years ended December 31, 2010, 2009, and 2008, respectively.  The Company is the beneficiary of life insurance policies that are intended to fund SERPs, which had an aggregate cash surrender value of $21.2 million as of December 31, 2010.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

18.   SHARE-BASED COMPENSATION

At December 31, 2010, the Company had certain employee compensation plans covering substantially all employees, which are more fully described below.

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

Acquisition Related Substitute Stock Options

In 2008, as a result of the acquisitions of Christiana and KNBT, 3,022,185 substitute options were issued.  As of December 31, 2010, 2,126,723 options were outstanding.  All of the foregoing options were fully vested upon issuance and have other contractual terms identical to the terms of the options for which they were substituted.  No further options may be granted under any of the predecessor company stock option plans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

18.  SHARE-BASED COMPENSATION – Continued

Fixed Option Compensation Plans – Aggregate Information

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions (no options were granted in 2008):

	Year ended December 31,
	2010	2009	2008
Risk-free interest rates	3.57%	3.39%	N/A
Expected dividend yield	0.57%	7.98%	N/A
Expected volatility	48.91%	42.58%	N/A
Expected lives (years)	7.78	7.87	N/A

The Company granted options on several dates in 2010. The following table sets for the range of assumptions utilized in the Black-Scholes options-pricing model for valuing the options:

2010
Risk-free interest rates	3.53% - 3.57%
Expected dividend yield	0.57% - 0.68%
Expected volatility	48.90% - 49.01%
Expected lives (years)	7.58 - 7.79

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

Aggregated information regarding the Plans as of December 31, 2010, and changes during the year ended are presented below:

			Weighted-
		Weighted-	Average
(dollars in thousands,		Average	Remaining	Aggregate
except per share data):		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2010	6,409,942	$14.82	4.50	566
Granted	232,000	7.02
Exercised	(217,806)	4.65
Forfeited	(486,153)	14.18
Outstanding at December 31, 2010	5,937,983	14.94	3.72	1,755

Exercisable at December 31, 2010	5,313,865	$15.57	3.19	1,180

Options to purchase 232,000 shares were granted in 2010. There were 398,750 shares granted during 2009 but no options were granted in 2008. The weighted-average granted fair value of options granted during the years ended December 31, 2010 and 2009 was $3.77 and $1.26, respectively. The total intrinsic value (market value on date of exercise less grant price) of options during the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.3 million and $9.1 million, respectively. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $1.5 million, and $2.6 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

18.  SHARE-BASED COMPENSATION - Continued

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2010, and changes during the twelve months then ended, is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-Vested at January 1, 2010	830,755	$3.07
Granted	232,000	3.77
Vested	(352,804)	3.67
Forfeited	(85,833)	3.22
Non-Vested at December 31, 2010	624,118	$2.99

As of December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period 2.30 years.

Cash received from option exercise under the Plans for the year ended December 31, 2010, 2009, and 2008 was $1.0 million, $0.6 million, and $7.3 million, respectively.  The actual tax benefit realized for the tax deductions from option exercise under the Plans for the twelve months ended December 31, 2010, 2009, and 2008 was $0.9 million, $1.2 million, and $2.9 million, respectively.

The impact of shared-based compensation on the Company’s financial results for the years ended December 31, 2010, 2009 and 2008 is as follows:

(dollars in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
Reduction to income before income taxes for
share-based compensation expense	$2,250	$1,269	$2,079
Less income tax benefit	(788)	(444)	(728)
Reduction to net income	$1,462	$825	$1,351

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

18.  SHARE-BASED COMPENSATION – Continued

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

On February 1, 2010 the Company granted Director Awards, consisting of service-based restricted stock units, to each non-employee director of National Penn, NPB and Christiana actively serving on that date.  The 2010 RSUs granted under the 2010 corporate performance award were unvested as of December 31, 2010 for National Penn and NPB directors; these awards vest in three years from the grant date. For Christiana directors, all prior unvested director awards vested on December 3, 2010 upon the disposition of Christiana.

Aggregated information regarding the Director Awards as of December 31, 2010, and changes during the twelve months then ended is presented below:

		Weighted-
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Non-vested at January 1, 2010	72,000	$6.88
Granted	138,500	5.85
Forfeited/Cancelled	(2,000)	6.88
Vested	(25,000)	6.88
Non-vested at December 31, 2010	183,500	$6.15

The total fair value of Director Awards vested during the twelve months ended December 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively.  Compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 for the Director Awards was approximately $0.3, $0.2 and $0.3 million, respectively.  There was approximately $0.6 million of total unrecognized compensation expense related to the un-vested Director Awards as of December 31, 2010 that is expected to be recognized over a period of less than one year.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

18.  SHARE-BASED COMPENSATION – Continued

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 864,723 common shares of the Company to eligible employees (“Employees”) of the Company. These shares may be purchased by Employees at a price equal to 90% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made four times annually.  Employee contributions to the ESPP are made through payroll deductions.

	December 31,
	2010	2009	2008
ESPP shares purchased	89,292	129,081	50,256
Weighted-average employee purchase price	$6.32	$5.29	$13.33
Weighted-average fair value of each purchase right (1)	$0.66	$0.62	$1.48

(1) Equals 10% discount to fair market value at the date of purchase.

19.  INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Income tax expense (benefit)
FEDERAL:
Current	$9,271	$(27,537)	$16,987
Deferred federal expense (benefit)	1,826	(36,457)	(23,356)
	11,097	(63,994)	(6,369)
STATE:
Current	344	381	566
Deferred state expense (benefit)	-	-	-
	344	381	566

Applicable income tax expense (benefit)	$11,441	$(63,613)	$(5,803)

The differences between applicable income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Computed tax expense at statutory rate	$11,472	$(144,204)	$9,066
State income tax expense, net	224	248	368
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(15,829)	(16,259)	(15,617)
Tax credits	-	-	(100)
Amortization of goodwill and intangibles	2,870	96,214	(77)
Non-deductible expenses	165	184	197
Compensation related	19	56	138
Reserve for uncertain tax positions	-	300	-
Gain on surrender of Bank Owned Life Insurance	8,081	-	-
Gain on disposition of Christiana	5,486	-	-
Other, net	(1,047)	(152)	222
Applicable income tax expense (benefit)	$11,441	$(63,613)	$(5,803)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

19.  INCOME TAXES – continued

Deferred tax assets and liabilities consist of the following:

	December 31,
(dollars in thousands)	2010	2009

Deferred tax assets
Allowance for loan and lease losses	$52,519	$51,195
Deferred compensation	9,142	6,418
Share-based compensation	2,255	1,953
Accrued expenses	3,224	3,233
Net operating loss	24,170	41,202
Pension	1,423	1,414
Partnership investments / tax credits	12,864	4,384
	$105,597	$109,799

Deferred tax liabilities
Depreciation	1,566	1,140
Investment securities available for sale	941	4,206
Loan costs	5,459	5,470
Gain on subordinated debentures accounted for fair value	105	3,687
Amortization	2,320	1,639
Mortgage servicing rights	153	433
Core deposit intangibles & acquisition related	8,191	9,276
	18,735	25,851
Net deferred tax asset (included in other assets)	$86,862	$83,948

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result no valuation allowance was recorded as of December 31, 2010 or 2009.   The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2010 the Company’s deferred tax asset included a net operating loss (NOL) carry forward of $24.2 million of which $3.0 million expires in 15 years and the remainder expires in 19 years if not utilized. $3.0 million of the deferred tax asset is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code from prior acquisitions. The Company anticipates fully utilizing its NOL’s prior to their statutory expiration dates.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

19.   INCOME TAXES - Continued

 Uncertain Tax Positions

The liability for the Company’s unrecognized tax benefits as of December 31, 2010 and 2009 was $2.3 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2010	2009
Balance at January 1,	$2,275	$1,975
Additions based on tax positions related to the current year	376	573
Additions for tax positions of prior years	62	-
Reductions for tax positions of prior years	-	(42)
Reductions as a result of lapse of applicable statute of limitations	(438)	(231)
Balance at December 31,	$2,275	$2,275

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

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2007.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

20.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)	Year Ended December 31,
CONDENSED BALANCE SHEETS	2010	2009
Assets
Cash (1)	$137,865	$4,385
Investment in Bank subsidiaries	1,112,473	1,115,437
Investment in other subsidiaries	34,075	86,769
	$1,284,413	$1,206,591
Liabilities and shareholders' equity
Subordinated debt and other borrowings	142,780	132,407
Other liabilities	4,196	4,716
Shareholders' equity	1,137,437	1,069,468
	$1,284,413	$1,206,591

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2010	2009	2008
Income
Equity in undistributed net earnings (loss) of subsidiaries	$41,065	$(352,985)	$(19,598)
Dividends from subsidiaries	-	16,000	51,280
Interest and other income	225	246	12,282
Total Income	41,290	(336,739)	43,964

Expense
Interest on subordinated debentures	7,329	7,934	9,555
Interest on long-term borrowings	-	-	4
Other operating expenses	14,800	9,318	3,350
Total Expense	22,129	17,252	12,909

Income before income tax benefit	19,161	(353,991)	31,055
Income tax (benefit)	(2,176)	(5,952)	(1,216)
Net Income (Loss)	$21,337	$(348,039)	$32,271

(1) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $50 million at December 31, 2009 and was subsequently transferred back to the Parent Company.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2010 and 2009

20.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

(dollars in thousands)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$21,337	$(348,039)	$32,271
Equity in undistributed net (earnings) loss
of subsidiaries	(41,065)	352,985	19,598
(Increase) decrease in other assets	(1,356)	-	140
(Decrease) increase in other liabilities	(520)	395	3,571
Net cash provided by operating activities	(21,604)	5,341	55,580

Cash flows from investing activities
Payments for investments and advances
to subsidiaries	-	(217,998)	(139,211)
Sale or repayment of investments in subsidiaries	90,640	651	209
Net cash used in investing activities	90,640	(217,347)	(139,002)

Cash flows from financing activities
Proceeds from advances from subsidiaries	11,916	12,320	33,901
Repayment of advances from subsidiaries	(1,543)	(51)	(60,968)
Proceeds from issuance of common stock	66,707	225,488	24,306
Purchase of treasury stock	-	-	(364)
Proceeds from issuance of preferred stock	-	-	144,076
Cash dividends	(12,636)	(30,800)	(50,095)
Other	-	-	(2,224)
Net cash used in financing activities	64,444	206,957	88,632

Net increase in cash and cash equivalents	133,480	(5,049)	5,210

Cash and cash equivalents at beginning of year	4,385	9,434	4,224

Cash and cash equivalents at end of year (1)	$137,865	$4,385	$9,434

(1) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling
$50 million at December 31, 2009 and was subsequently transferred back to the Parent Company.

21.	SEGMENT INFORMATION

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
December 30, 2010 and 2009

21.           SEGMENT INFORMATION - Continued

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	Community
(dollars in thousands)	Banking	Other	Consolidated

December 31, 2010
Total assets	$8,776,934	$67,686	$8,844,620
Total deposits	6,059,173	-	6,059,173
Net interest income (loss)	278,889	(7,657)	271,232
Total non-interest income	64,473	33,749	98,222
Total non-interest expense	212,275	29,401	241,676
Net income (loss) available to common shareholders	37,220	(23,904)	13,316

December 31, 2009
Total assets	$9,406,807	$77,103	$9,483,910
Total deposits	6,738,852	-	6,738,852
Net interest income (loss)	259,626	(7,117)	252,509
Total non-interest income	(43,668)	42,148	(1,520)
Total non-interest expense	474,467	34,149	508,616
Net (loss) income available to common shareholders	(341,923)	(14,456)	(356,379)

December 31, 2008
Total assets	$9,324,407	$79,024	$9,403,431
Total deposits	6,389,886	-	6,389,886
Net interest income (loss)	257,181	(4,443)	252,738
Total non-interest income	(33,044)	55,802	22,758
Total non-interest expense	174,296	42,235	216,531
Net income available to common shareholders	25,754	6,100	31,854

22.  SUBSEQUENT EVENTS

On January 7, 2011, Warburg Pincus LLC invested the remaining $86.7 million in National Penn Bancshares, Inc common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ $150 million total investment in the Company. As a result, Warburg Pincus owns approximately 16.4% of the Company’s common stock.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that as of December 31, 2010 our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2010.  Their report, dated March 1, 2011, expressed an unqualified opinion on our internal control over financial reporting.  Their Report is included in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1 (incorporated by reference).  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2011.

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

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries.
Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Operation for fiscal years ended December 31, 2010, 2009, and 2008.
Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for fiscal years ended December 31, 2010, 2009 and 2008.
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

2.6
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

3.2	Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated March 24, 2010, as filed on March 29, 2010.)
3.3	Bylaws, as amended, of National Penn Bank (Incorporated by reference to Exhibit 3.2 to National Penn's Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)
3.4
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

10.2
National Penn Bancshares, Inc. Executive Incentive Plan.* (Amended and Restated Effective January 1, 2011) (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 24, 2011, as filed on January 27, 2011.)

10.3	National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2010.*
10.4
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2011.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated January 24, 2011, as filed on January 27, 2011.)

10.5
National Penn Bancshares, Inc. Amended Officers’ and  Key Employees’ Stock Compensation Plan.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated September 26, 2001, as filed on September 27, 2001.)

10.6
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, as filed on April 29, 2005.)

10.7	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 18, 2009, as filed on December 18, 2009.)

10.8
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated July 22, 2009, as filed on July 22, 2009.)

10.9
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.10
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11
National Penn Bancshares, Inc. FirstService Non–Employee Director Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.12
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.13
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.14
National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.46 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.15
Consulting Agreement dated as of August 27, 2007, among National Penn Bancshares, Inc., National Penn Bank, and Wayne R. Weidner.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 28, 2007, as filed on August 28, 2007.)

10.16
Employment Agreement dated December 18, 2002, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated December 18, 2002, as filed on January 9, 2003.)

10.17
Amendatory Agreement dated May 25, 2005, among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated May 25, 2005, as filed on May 26, 2005.)

10.18
Amendatory Agreement dated June 5, 2006, among National Penn Bancshares, Inc. National Penn Bank and Glenn E Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated June 5, 2006, as filed on June 6, 2006.)

10.19
Amendment to Employment Agreement, dated as of December 10, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Glenn E. Moyer.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form on Form 8-K dated December 15, 2008 and filed on December 15, 2008.)

10.20
Letter Agreement dated January 27, 2010 among National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.21
Employment Agreement dated as of September 24, 2002, between National Penn Bank and Donald P. Worthington.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.22
Form of Amendatory Agreement dated March 28, 2008, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 31, 2008, as filed on March 31, 2008.)

10.23
Executive Agreement dated December 3, 2004, among National Penn Bancshares, Inc., National Penn Bank and Michelle Debkowski.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 3, 2004, as filed on December 8, 2004.)

10.24
Amendatory Agreement dated as of January 1, 2007, among National Penn Bancshares, Inc., National Penn Bank and Michelle H. Debkowski.*  (Incorporated by reference to Exhibit 10.72 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25
Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*  (Incorporated by reference to Exhibit 10.79 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.26
Amended and Restated Employment Agreement, dated as of January 28, 2008, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.*  (Incorporated by reference to Exhibit 10.83 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.27
   Amendment to Employment Agreement dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.28
Amended and Restated Employment Agreement, dated as of January 28, 2008, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.*  (Incorporated by reference to Exhibit 10.84 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.29
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Carl F. Kovacs.*  (Incorporated by reference to Exhibit 10.86 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.30
Summary Sheet – Non-Employee Directors – Cash Directors’ Fees – 2010.*  (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.31	Form of Performance-Based Restricted Stock Agreement.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)
10.32
Form of Restricted Stock Unit Agreement for restricted stock unit grants to non-employee directors.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.33
Form of Restricted Stock Unit Agreement for restricted stock unit grants to non-employee directors.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 5, 2010, as filed on February 5, 2010.)

10.34
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.35
TARP Restriction Agreement dated October 30, 2009 between National Penn and Bruce G. Kilroy.*   (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated November 3, 2009, as filed on November 3, 2009.)

10.36
TARP Restriction Agreement dated November 2, 2009 between National Penn and Paul W. McGloin.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 3, 2009, as filed on November 3, 2009.)

10.37
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Glenn E. Moyer.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.38
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.39
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.40
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.41
TARP Restriction Agreement dated November 19, 2009 by and between National Penn Bancshares, Inc. and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.5 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.42
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc. and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.43
Amendatory Agreement dated as of November 18, 2009, by and between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.44
Executive Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.45
   Consulting and Noncompetition Agreement, dated January 27, 2010, by and between National Penn Bancshares, Inc. and Michael R. Reinhard.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.46
Restricted Stock Agreement between National Penn Bancshares, Inc. and Scott V. Fainor, dated January 28, 2010.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

10.47
    Non-Qualified Stock Option Agreement between National Penn Bancshares, Inc. and Keene S. Turner, dated February 1, 2010.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

10.48
Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J. Hughes, dated February 4. 2010.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2010, as filed on February 4, 2010.)

10.49
Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk, dated February 4, 2010.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 4, 2010, as filed on February 4, 2010.)

10.50
Investment Agreement between National Penn Bancshares, Inc. and Warburg Pincus dated October 6, 2010 (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated   October 6, 2010, as filed on October 6, 2010.)

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct. (Incorporated by reference to Exhibit 14.1 to National Penn’s Annual Report on Form 10-K for 2009, as filed on March 5, 2010.)
16.1
Letter regarding change in certifying accountant dated November 24, 2010 (Incorporated by reference to Exhibit 16.1 to National Penn’s Report on Form 8-K dated November 24, 2010, as filed on November 24, 2010.)

21	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 1, 2011	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	March 1, 2011
Thomas A. Beaver

/s/ J. Ralph Borneman Jr.	Director	March 1, 2011
J. Ralph Borneman Jr.

/s/ Robert L. Byers	Director	March 1, 2011
Robert L. Byers

/s/ Scott V. Fainor	Director, President and	March 1, 2011
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	March 1, 2011
Jeffrey P. Feather

/s/ Donna D. Holton	Director	March 1, 2011
Donna D. Holton

/s/ Thomas L. Kennedy	Director	March 1, 2011
Thomas L. Kennedy

/s/ Albert H. Kramer	Director	March 1, 2011
Albert H. Kramer

/s/ Patricia L. Langiotti	Director	March 1, 2011
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	March 1, 2011
Christian F. Martin IV

/s/ Michael E. Martin	Director	March 1, 2011
Michael E. Martin

/s/ Natalye Paquin	Director	March 1, 2011
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	March 1, 2011
R. Chadwick Paul Jr.

/s/ Robert E. Rigg	Director	March 1, 2011
Robert E. Rigg

/s/ C. Robert Roth	Director	March 1, 2011
C. Robert Roth

/s/ Wayne R. Weidner	Director	March 1, 2011
Wayne R. Weidner

/s/ Michael J. Hughes	Group Executive	March 1, 2011
Michael J. Hughes	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keene S. Turner	Executive Vice President and	March 1, 2011
Keene S. Turner	Chief Accounting Officer (Principal Accounting Officer)