Form 10-Q
period 2011-03-31
NATIONAL PENN BANCSHARES INC
filed 2011-05-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, no stated par value	151,627,686 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$113,031	$90,283
Interest-earning deposits with banks	392,337	612,099
Total cash and cash equivalents	505,368	702,382

Investment securities available for sale, at fair value	1,622,395	1,632,118
Investment securities held to maturity
(Fair value $533,369 and $537,932 for 2011 and 2010, respectively)	535,488	546,957
Other securities	77,894	80,615
Loans and leases held for sale	5,561	12,785
Loans and leases, net of allowance for loan and lease losses of $142,960 and $150,054
for 2011 and 2010, respectively	5,096,625	5,163,884
Premises and equipment, net	103,771	105,483
Accrued interest receivable	34,264	33,829
Bank owned life insurance	135,373	134,154
Other real estate owned and other repossessed assets	7,653	7,453
Goodwill	258,279	258,279
Other intangible assets, net	20,530	22,217
Unconsolidated investments under the equity method	12,211	11,482
Other assets	127,855	132,982
TOTAL ASSETS	$8,543,267	$8,844,620

LIABILITIES
Non-interest bearing deposits	$834,321	$808,835
Interest bearing deposits	5,098,695	5,250,338
Total deposits	5,933,016	6,059,173

Securities sold under repurchase agreements	696,256	734,455
Short-term borrowings	6,184	10,000
Federal Home Loan Bank advances	627,716	703,761
Subordinated debentures	142,831	142,780
Accrued interest payable and other liabilities	39,655	57,014
TOTAL LIABILITIES	7,445,658	7,707,183

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of December 31, 2010	-	148,441
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding: March 31, 2011 - 151,506,511; December 31, 2010 - 136,792,414	1,379,014	1,292,342
Accumulated deficit	(279,817)	(293,940)
Accumulated other comprehensive loss	(1,588)	(9,406)
TOTAL SHAREHOLDERS' EQUITY	1,097,609	1,137,437

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,543,267	$8,844,620

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
(dollars in thousands, except per share data)	Ended March 31,
	2011	2010
INTEREST INCOME
Loans and leases, including fees	$69,228	$78,654
Investment securities
Taxable	11,357	11,098
Tax-exempt	8,493	8,838
Federal funds sold and deposits in banks	280	247
Total interest income	89,358	98,837
INTEREST EXPENSE
Deposits	11,407	18,281
Securities sold under repurchase agreements	2,395	2,874
FHLB advances and subordinated debentures	9,586	10,423
Total interest expense	23,388	31,578
Net interest income	65,970	67,259
Provision for loan and lease losses	10,000	32,500
Net interest income after provision for loan and lease losses	55,970	34,759
NON-INTEREST INCOME
Wealth management	5,924	7,101
Service charges on deposit accounts	4,664	5,341
Insurance commissions and fees	3,221	3,771
Cash management and electronic banking fees	4,371	4,158
Mortgage banking	1,080	1,153
Bank owned life insurance	1,220	1,983
Equity in undistributed net earnings of unconsolidated investments	1,700	163
Gain on pension plan curtailment	-	4,066
Other operating income	2,055	2,733
Net (losses) from fair value changes on subordinated debentures	(51)	(7,261)

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	-	(634)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-
Net impairment losses on investment securities	-	(634)
Total non-interest income	24,184	22,574

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,449	29,429
Net premises and equipment	7,272	7,998
FDIC insurance	3,457	4,097
Other operating expenses	14,659	16,133
Total non-interest expense	56,837	57,657
Income (loss) before income taxes	23,317	(324)
Income tax expense (benefit)	4,537	(4,250)
NET INCOME	18,780	3,926
Preferred dividends and accretion of preferred discount	(1,691)	(2,005)
Accelerated accretion from redemption of preferred stock	(1,452)	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,637	$1,921
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.10	$0.02
Diluted earnings available to common shareholders	$0.10	$0.02
Dividends paid in cash	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
(dollars in thousands, except share data)			Series B		Other
	Common		Preferred	Accumulated	Comprehensive
	Shares	Value	Stock	Deficit	Loss	Total
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$1,137,437
Comprehensive income:
Net Income				18,780		18,780
Other comprehensive income, net of taxes					7,818	7,818
Total comprehensive income						26,598

Cash dividends declared common				(1,515)		(1,515)
Cash dividends declared preferred				(1,583)		(1,583)
Shares issued under share-based plans,
net of excess tax benefits	383,518	2,129				2,129
Shares issued in private placement	14,330,579	84,543				84,543
Amortization of preferred discount			1,559	(1,559)		-
Repayment of Series B Preferred Stock			(150,000)			(150,000)

Balance at March 31, 2011	151,506,511	$1,379,014	$-	$(279,817)	$(1,588)	$1,097,609

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,780	$3,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,000	32,500
Share-based compensation expense	1,528	296
Depreciation and amortization	4,179	4,041
Amortization (accretion) of premiums and discounts on investment securities, net	622	(44)
Impairment losses on investment securities	-	634
Gain on equity-method investments, net of distributions	(729)	(21)
Loans originated for resale	(33,951)	(43,161)
Proceeds from sale of loans	41,906	55,456
Gain on sale of loans, net	(731)	(828)
Loss on sale of other real estate owned, net	-	401
Increase in fair value of subordinated debtentures	51	7,261
Bank-owned life insurance policy income	(1,220)	(1,983)
Gain on pension plan curtailment	-	(4,066)
Changes in assets and liabilities:
Increase in accrued interest receivable	(435)	(610)
Decrease in accrued interest payable	(3,890)	(3,488)
Decrease (increase) in other assets	3,639	(4,633)
(Decrease) increase in other liabilities	(12,014)	2,901
Net cash provided by operating activities	27,735	48,582
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held to maturity	11,295	10,458
Proceeds from sales of investment securities available for sale	-	460
Proceeds from maturities and repayments of investment securities available for sale	81,222	63,291
Purchase of investment securities available for sale	(60,716)	(136,180)
Proceeds from sale of loans previously held for investment	2,007	2,814
Net decrease in loans and leases	54,800	68,577
Purchases of premises and equipment	(546)	(1,429)
Claims from bank owned life insurance	-	1,722
Proceeds from the sale of other real estate owned	65	2,923
Net cash provided by investing activities	88,127	12,636
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in core deposits	(18,709)	(54,521)
Net decrease in certificates of deposit	(107,448)	(272,967)
Net (decrease) increase in securities sold under repurchase agreements	(38,199)	21,505
Net (decrease) increase in short-term borrowings	(3,816)	265
Repayments of FHLB advances	(75,812)	(12,642)
Proceeds from shares issued under share-based plans	678	101
Excess tax expense on share-based plans	(351)	(20)
Issuance of shares under dividend reinvestment plan	274	362
Issuance of common stock in private placement	84,543	-
Repayment of Series B Preferred stock	(150,000)	-
Cash dividends, common	(1,515)	(1,260)
Cash dividends, preferred	(2,521)	(1,875)
Net cash used in financing activities	(312,876)	(321,052)
Net decrease in cash and cash equivalents	(197,014)	(259,834)
Cash and cash equivalents at beginning of year	702,382	603,257
Cash and cash equivalents at end of period	$505,368	$343,423

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

      The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Interest	$27,278	$35,066
Taxes	8,604	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Transfers of loans to other real estate¹	$452	$1,479
Other than temporary impairment on investment securities	-	634
Dividends accrued not paid on Series B Preferred Stock	-	938

¹$0.3 million and $3.3 million of OREO was disposed of during the periods ending March 31, 2011 and 2010, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted  in the United States (“GAAP”).  However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”)  for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated statement of operations includes Christiana Bank & Trust Company’s (“Christiana”), a Delaware state-chartered bank and trust company, results of operations until its divestiture on December 3, 2010, for the period it was owned by National Penn.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiary, National Penn Bank (“National Penn Bank”).  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include all the Company’s subsidiaries unless otherwise noted.

2.  EARNINGS PER SHARE

(dollars in thousands, except per share data )	Three months ended March 31,
	2011	2010
Income for EPS:
Net income available to common shareholders	$15,637	$1,921

Calculation of shares:
Weighted average basic shares	150,461,063	125,875,061
Dilutive effect of:
Share-based compensation	304,820	164,051
Warrants	-	-
Weighted average fully diluted shares	150,765,883	126,039,112

Earnings per common share:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02

Certain stock options and warrants were not included in the computation of diluted earnings per share because the option exercise and strike prices were greater than the average market price for the period.  The three months ended March 31, 2011, excluded 3.4 million stock options ranging from $5.85 to $21.49 per share and 8,951 restricted shares and units with an average grant price of $17.92 because they were anti-dilutive.  The three months ended March 31, 2010, excluded 4.6 million stock options with exercise prices ranging from $6.88 to $21.49 per share and 9,000 restricted shares and units with an average grant price of $6.36 because they were anti-dilutive.

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	March 31, 2011
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,965	$11	$-	$19,976
U.S. Government agency securities	4,995	94	-	5,089
State and municipal bonds	339,893	5,476	(12,800)	332,569
Agency mortgage-backed securities/
collateralized mortgage obligations	1,205,281	27,970	(7,284)	1,225,967
Non-agency collateralized mortgage obligations	20,394	274	(185)	20,483
Corporate securities and other	14,187	173	(605)	13,755
Marketable equity securities	3,759	801	(4)	4,556
Total	$1,608,474	$34,799	$(20,878)	$1,622,395

Held to Maturity
State and municipal bonds	$427,353	$3,355	$(7,707)	$423,001
Agency mortgage-backed securities/
collateralized mortgage obligations	106,975	2,197	-	109,172
Non-agency collateralized mortgage obligations	1,160	36	-	1,196
Total	$535,488	$5,588	$(7,707)	$533,369

	December 31, 2010
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,952	$-	$(3)	$19,949
U.S. Government agency securities	4,995	99	-	5,094
State and municipal bonds	345,310	4,880	(16,836)	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	26,854	(11,648)	1,231,359
Non-agency collateralized mortgage obligations	25,071	280	(277)	25,074
Corporate securities and other	14,189	90	(1,245)	13,034
Marketable equity securities	3,759	506	(11)	4,254
Total	$1,629,429	$32,709	$(30,020)	$1,632,118

Held to Maturity
State and municipal bonds	$427,720	$1,281	$(12,593)	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	2,241	-	119,997
Non-agency collateralized mortgage obligations	1,481	46	-	1,527
Total	$546,957	$3,568	$(12,593)	$537,932

During the three months ended March 31, 2011 and 2010 the Company did not sell investment securities.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011:

		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	627	$319,378	$(9,406)	$69,874	$(11,101)	$389,252	$(20,507)
Agency mortgage-backed securities/ collateralized mortgage obligations	61	339,601	(7,270)	287	(14)	339,888	(7,284)
Non-agency collateralized mortgage obligations	5	-	-	3,662	(185)	3,662	(185)
Corporate securities and other	10	1,042	(20)	5,450	(585)	6,492	(605)
Total debt securities	703	660,021	(16,696)	79,273	(11,885)	739,294	(28,581)
Marketable equity securities	2	129	(4)	-	-	129	(4)
Total	705	$660,150	$(16,700)	$79,273	$(11,885)	$739,423	$(28,585)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	1	$19,949	$(3)	$-	$-	$19,949	$(3)
State and municipal bonds	907	474,765	(17,811)	67,841	(11,618)	542,606	(29,429)
Agency mortgage-backed securities/ collateralized mortgage obligations	66	382,356	(11,647)	2,016	(1)	384,372	(11,648)
Non-agency collateralized mortgage obligations	7	3,363	(58)	4,195	(219)	7,558	(277)
Corporate securities and other	11	1,854	(151)	5,471	(1,094)	7,325	(1,245)
Total debt securities	992	882,287	(29,670)	79,523	(12,932)	961,810	(42,602)
Marketable equity securities	2	50	(11)	-	-	50	(11)
Total	994	$882,337	$(29,681)	$79,523	$(12,932)	$961,860	$(42,613)

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2011 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$36,166	$36,280	$14,808	$14,887
Due after one through five years	43,466	45,142	-	-
Due after five through ten years	199,848	208,830	29,512	29,949
Due after ten years	1,325,235	1,327,587	491,168	488,533
Marketable equity securities	3,759	4,556	-	-
	$1,608,474	$1,622,395	$535,488	$533,369

Investment securities were pledged as collateral for the following:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Deposits	$744,190	$893,532
Repurchase agreements	775,548	835,640
Other	46,519	126,091
	$1,566,257	$1,855,263

Evaluation of Impairment of Securities

As of March 31, 2011 and December 31, 2010, there were no amounts recorded in OCI for the non credit-related component of OTTI.

The majority of the investment portfolio is comprised of U.S. Treasury, Government Agency, state and municipal securities, mortgage-backed securities, and collateralized mortgage obligations.  The unrealized losses in the Company’s investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At March 31, 2011, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $77.9 million and $80.6 million as of March 31, 2011 and December 31, 2010, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the first quarter of 2011, the FHLB of Pittsburgh repurchased $2.7 million of its capital stock from the Company at par.

4.  LOANS

The following tables represent loan and lease classifications as of March 31, 2011 and December 31, 2010:

	Performing
March 31, 2011	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,039,772	$94,899	$242,098	$34,162	$2,410,931

CRE - permanent	688,965	55,866	59,533	15,511	819,875
CRE - construction	105,344	36,752	46,816	18,012	206,924
Commercial real estate	794,309	92,618	106,349	33,523	1,026,799

Residential mortgages	740,543	-	-	6,385	746,928
Home equity lines and loans	738,498	-	33	2,254	740,785
All other consumer	301,856	4,376	10,642	2,829	319,703
Consumer loans	1,780,897	4,376	10,675	11,468	1,807,416

Total loans and leases	$4,614,978	$191,893	$359,122	$79,153	$5,245,146

	Performing
December 31, 2010	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,032,157	$101,667	$266,179	$34,957	$2,434,960

CRE - permanent	649,122	48,213	53,832	17,821	768,988
CRE - construction	159,410	36,045	66,209	19,392	281,056
Commercial real estate	808,532	84,258	120,041	37,213	1,050,044

Residential mortgages	759,605	-	-	5,809	765,414
Home equity lines and loans	742,177	-	33	2,914	745,124
All other consumer	315,213	3,778	9,219	2,971	331,181
Consumer loans	1,816,995	3,778	9,252	11,694	1,841,719

Total loans and leases	$4,657,684	$189,703	$395,472	$83,864	$5,326,723

The following tables represent the details for past-due loans and leases as of March 31, 2011 and December 31, 2010:

March 31, 2011	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$4,381	$2,103	$40	$6,524	$2,370,285	$34,122	$2,410,931

CRE - permanent	3,628	744	104	4,476	799,992	15,407	819,875
CRE - construction	827	-	-	827	188,085	18,012	206,924
Commercial real estate	4,455	744	104	5,303	988,077	33,419	1,026,799

Residential mortgages	4,191	490	731	5,412	736,213	5,303	746,928
Home equity lines and loans	3,156	653	289	4,098	734,722	1,965	740,785
All other consumer	2,081	905	1,019	4,005	313,888	1,810	319,703
Consumer loans	9,428	2,048	2,039	13,515	1,784,823	9,078	1,807,416

Total loans and leases	$18,264	$4,895	$2,183	$25,342	$5,143,185	$76,619	$5,245,146

Percent of total loans and leases	0.35%	0.09%	0.04%	0.48%		1.46%

December 31, 2010	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$2,541	$2,740	$88	$5,369	$2,394,722	$34,869	$2,434,960

CRE - permanent	2,176	1,310	-	3,486	747,681	17,821	768,988
CRE - construction	1,061	2,500	-	3,561	258,103	19,392	281,056
Commercial real estate	3,237	3,810	-	7,047	1,005,784	37,213	1,050,044

Residential mortgages	5,240	1,487	7	6,734	752,878	5,802	765,414
Home equity lines and loans	3,688	745	781	5,214	737,777	2,133	745,124
All other consumer	2,185	380	877	3,442	325,645	2,094	331,181
Consumer loans	11,113	2,612	1,665	15,390	1,816,300	10,029	1,841,719

Total loans and leases	$16,891	$9,162	$1,753	$27,806	$5,216,806	$82,111	$5,326,723

Percent of total loans and leases	0.32%	0.17%	0.03%	0.52%		1.54%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

Additional details for changes in the allowance for loan and lease losses by loan portfolio as of March 31, 2011 and March 31, 2010:

March 31, 2011	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(9,569)	(5,313)	(3,871)	-	(18,753)
Recoveries	250	494	915	-	1,659
Provision	5,455	2,553	2,177	(185)	10,000
Divested reserves	-	-	-	-	-
Ending balance	$65,791	$48,911	$20,118	$8,140	$142,960

Ending balance: individually evaluated for impairment	$3,147	$1,453	$73	$-	$4,673

Ending balance: collectively evaluated for impairment	$62,644	$47,458	$20,045	$8,140	$138,287

Total loans and leases	$2,410,931	$1,026,799	$1,807,416	$-	$5,245,146

Ending balance: individually evaluated for impairment	$34,122	$33,419	$9,429	$-	$76,970

Ending balance: collectively evaluated for impairment	$2,376,809	$993,380	$1,797,987	$-	$5,168,176

March 31, 2010	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$73,031	$55,652	$13,828	$3,760	$146,271
Charge-offs	(3,135)	(19,990)	(4,357)	-	(27,482)
Recoveries	874	1,204	483	-	2,561
Provision	9,527	14,960	5,203	2,810	32,500
Divested reserves	-	-	-	-	-
Ending balance	$80,297	$51,826	$15,157	$6,570	$153,850

Ending balance: individually evaluated for impairment	$9,273	$3,240	$1,969	$-	$14,482

Ending balance: collectively evaluated for impairment	$71,024	$48,586	$13,188	$6,570	$139,368

Total loans and leases	$2,728,143	$1,230,644	$1,956,432	$-	$5,915,219

Ending balance: individually evaluated for impairment	$38,675	$53,983	$25,059	$-	$117,717

Ending balance: collectively evaluated for impairment	$2,689,468	$1,176,661	$1,931,373	$-	$5,797,502

1. Commercial includes all C&I Loans, including those secured by real estate, and Capital Leases.
2. CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
3. All Other Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Additional disclosures for impaired loans and lease losses as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$12,337	$21,785	$34,122	$8,497	$42,619	$3,147	$34,648

CRE - permanent	2,468	12,939	15,407	10,413	25,820	70	17,668
CRE - construction	2,102	15,910	18,012	20,145	38,157	1,383	18,869
Commercial real estate	4,570	28,849	33,419	30,558	63,977	1,453	36,537

Residential mortgages	383	5,271	5,654	648	6,302	73	6,626
Home equity lines and loans	-	1,965	1,965	322	2,287	-	2,649
All other consumer	-	1,810	1,810	-	1,810	-	1,507
Consumer loans	383	9,046	9,429	970	10,399	73	10,782

Total loans and leases	$17,290	$59,680	$76,970	$40,025	$116,995	$4,673	$81,967

December 31, 2010	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$17,800	$17,069	$34,869	$3,729	$38,598	$6,473	$33,970

CRE - permanent	9,656	8,165	17,821	8,725	26,546	2,087	15,419
CRE - construction	-	19,392	19,392	20,163	39,555	-	35,302
Commercial real estate	9,656	27,557	37,213	28,888	66,101	2,087	50,721

Residential mortgages	-	5,802	5,802	648	6,450	-	13,965
Home equity lines and loans	-	2,133	2,133	390	2,523	-	2,789
All other consumer	-	2,094	2,094	4,182	6,276	-	3,058
Consumer loans	-	10,029	10,029	5,220	15,249	-	19,812

Total loans and leases	$27,456	$54,655	$82,111	$37,837	$119,948	$8,560	$104,503

Impaired and restructured loans:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$59,680	$-	$54,655	$-
Impaired loans with a specific reserve	16,939	4,600	27,456	8,560
Restructured loans (1)	351	73	-	-
Total impaired and restructured loans	$76,970	$4,673	$82,111	$8,560

Undrawn commitments to lend on restructured loans	$-		$-

(1) Restructed loans are residential mortgages of customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

	For the three months
(dollars in thousands)	ended March 31,
	2011	2010
Gross interest due on impaired loans	$2,148	$2,124
Interest received on impaired loans	(510)	(79)
Net impact of interest income on impaired loans	$1,638	$2,045

Average recorded investment in impaired loans	$81,967	$125,055

5.  DEPOSITS

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
Savings	$457,395	0.19%	$438,879	0.20%
NOW accounts	1,128,644	0.22%	1,181,850	0.23%
Money market accounts	1,655,115	0.59%	1,664,620	0.60%
CDs $100 or less	1,433,808	1.78%	1,378,060	1.89%
CDs greater than $100	423,733	1.70%	586,929	1.75%
Total interest bearing deposits	5,098,695	0.90%	5,250,338	0.97%
Total non-interest bearing deposits	834,321	-	808,835	-
Total deposits	$5,933,016	0.78%	$6,059,173	0.84%

At March 31, 2011 maturities of certificates of deposits were as follows:

(dollars in thousands)
2011	$1,107,346
2012	423,796
2013	91,890
2014	145,753
2015	60,659
Thereafter	28,097
$1,857,541

6.  BORROWINGS

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	Effective rate	Balance	Effective rate
Securities sold under repurchase agreements	$696,256	1.37%	$734,455	1.48%
Short-term borrowings	6,184	-	10,000	-
Federal Home Loan Bank advances	627,716	4.49%	703,761	4.35%
Subordinated debentures accounted for at fair value	65,510	7.85%	65,459	7.85%
Subordinated debentures accounted for at amortized cost¹	77,321	5.71%	77,321	5.73%
Total borrowings and other debt obligations	$1,472,987	3.21%	$1,590,996	3.22%

¹The effective rate includes the impact of the interest rate swaps.

7.   EQUITY

Common Stock

On January 7, 2011, Warburg Pincus LLC invested $86.7 million in National Penn Bancshares, Inc. common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ $150 million investment in the Company, and as a result, Warburg Pincus owns 16.4% of the Company’s common stock, at March 31, 2011.

Series B Preferred Stock

On March 16, 2011, National Penn redeemed the entire amount of Series B Preferred Stock issued to the U.S. Treasury under the TARP Capital Purchase Program. The Company paid $150.6 million, including approximately $0.6 million of accrued and unpaid dividends. The preferred shares had a carrying value of $148.4 million at December 31, 2010, net of unaccreted discount. National Penn accelerated the accretion of the discount in the first quarter, reducing net income available to common shareholders by $1.5 million or $0.01 per share. On April 13, 2011, National Penn repurchased the remaining 735,294 outstanding warrants held by the U.S. Treasury that were issued in conjunction with the preferred shares for $1.0 million.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Total comprehensive income includes net income and certain other items which affect equity during the three months ended March 31, 2011:

	Three months ended March 31, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$23,317	$4,537	$18,780

Unrealized gains on investment securities	11,232	3,931	7,301
Unrealized gain on cash flow deriviatives	517	-	517
Other comprehensive income	11,749	3,931	7,818

Total comprehensive income	$35,066	$8,468	$26,598

Accumulated other comprehensive loss was comprised of the following components, after-tax:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Unrealized gains on investment securities	$9,049	$1,748
Unrealized (losses) on cash flow hedges	(1,288)	(1,805)
Pension	(9,349)	(9,349)
Total accumulated other comprehensive loss	$(1,588)	$(9,406)

9.  CONTINGENCIES

On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff's bank account by telemarketers, deposited into the telemarketers' accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class. National Penn plans on vigorously defending this lawsuit. Each of the defendants filed a motion to dismiss in response to the complaint. In late March 2011, the Court dismissed all defendants' motions without prejudice and ordered the Plaintiff to file a "RICO Statement" and set forth in detail the factual basis for Plaintiff's claims.  Plaintiff's RICO Statement was filed in April 2011.  National Penn expects that it will renew its motion to dismiss in May 2011 and that a decision will be issued in the second or third quarter of 2011.  If National Penn's renewed motion to dismiss is denied, the parties will take discovery and the Court will establish a schedule for a class certification motion and related briefing. To date, a class has not been certified.

10.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	For the period ending
(dollars in thousands)	March 31,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,410,737	$1,497,983
Commitments to fund mortgages held for sale	5,561	12,785
Commitments to sell mortgages to investors	13,061	17,145
Letters of credit	150,504	157,096

The Company enters into interest rate lock commitments with its loan customers which are intended for sale in the future. These commitments are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans to investors. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value.

Shown below is a summary of the derivatives designated as accounting hedges at March 31, 2011 and December 31, 2010:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2011
Pay fixed - receive floating interest rate swaps	3	$75,000	$-	$1,288	0.30%	3.26%	0.58
Total derivatives used in hedging relationships		$75,000	$-	$1,288	0.30%	3.26%	0.58

December 31, 2010
Pay fixed - receive floating interest rate swaps	3	$75,000	$-	$1,805	0.29%	3.26%	0.83
Total derivatives used in hedging relationships		$75,000	$-	$1,805	0.29%	3.26%	0.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The interest rate swap transactions involved the exchange of the Company’s floating rate interest payments on the subordinated debentures for fixed rate interest payments without the exchange of the underlying principal amount. The term of these swaps were for a period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $1.8 million at March 31, 2011.

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships at March 31, 2011 and December 31, 2010 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2011
Receive fixed - pay floating interest rate swaps	81	$197,002	$17,900	$-	6.11%	1.85%	4.79
Pay fixed - receive floating interest rate swaps	81	197,002	-	17,900	1.85%	6.11%	4.79
Net interest rate swaps		$394,004	$17,900	$17,900	3.98%	3.98%	4.79

December 31, 2010
Receive fixed - pay floating interest rate swaps	82	$202,643	$20,384	$-	6.10%	1.90%	4.95
Pay fixed - receive floating interest rate swaps	82	202,643	-	20,384	1.90%	6.10%	4.95
Net interest rate swaps		$405,286	$20,384	$20,384	4.00%	4.00%	4.95

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

The following financial statement line items were impacted by the Company’s derivative activity as of and for the three months ended March 31, 2011:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2011	March 31, 2011

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $1.3 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $0.6 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $17.9 million.	offsetting $2.5 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $114,000.	Increase to mortgage banking income of $54,000.

Forward sale commitments	Increase to other liabilities of $138,000.	Decrease to mortgage banking income of $85,000.

The following financial statement line items were impacted by the Company's derivative activity as of December 31, 2010 and the three months ended March 31, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	December 31, 2010	March 31, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $1.8 million	The ineffective portion is zero.
interest rate swaps	and a corresponding decrease to OCI.	Increase to interest expense of $0.6 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $20.4 million.	$1.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $60,000.	Increase to mortgage banking income of $109,000.

Forward sale commitments	Increase to other liabilities of $53,000.	Decrease to mortgage banking income of $82,000.

11.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

•
Marketable equity securities are securities not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and therefore additional quotations from brokers may be obtained. Additional indications of pricing, which are considered, include subsequent financing rounds or pending transactions. The reported fair value is based upon the Company’s judgment with respect to the information it is able to reliably obtain.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of March 31, 2011 was $65.5 million.  Non-interest income included a loss of $51,000 and $7.3 million for the change in fair value of the subordinated debenture for the three months ended March 31, 2011 and 2010, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price of the traded asset in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,976	$19,976	$-	$-
U.S. Government agency securities	5,089	-	5,089	-
State and municipal bonds	332,569	-	332,569	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,225,967	-	1,225,967	-
Non-agency collateralized mortgage
obligations	20,483	-	20,483	-
Corporate securities and other	13,755	2,193	9,562	2,000
Marketable equity securities	4,556	3,448	-	1,108
Investment securities, available for sale	1,622,395	25,617	1,593,670	3,108

Interest rate lock	114		114
Interest rate swap agreements	17,900		17,900

Liabilities
Subordinated debentures	$65,510	$65,510	$-	$-
Forward sale commitments	138	-	138	-
Interest rate swap agreements	19,188	-	19,188	-

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,949	$19,949	$-	$-
U.S. Government agency securities	5,094	-	5,094	-
State and municipal bonds	333,354	-	333,354	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	1,231,359	-
Non-agency collateralized mortgage
obligations	25,074	-	25,074	-
Corporate securities and other	13,034	2,130	9,904	1,000
Marketable equity securities	4,254	3,140	-	1,114
Investment securities, available-for-sale	1,632,118	25,219	1,604,785	2,114

Interest rate locks	60	-	60	-
Interest rate swap agreements	20,384	-	20,384	-

Liabilities
Subordinated debentures	$65,459	$65,459	$-	$-
Forward sale commitments	53	-	53	-
Interest rate swap agreements	22,189	-	22,189	-

The following table presents activity for assets measured at fair value on a recurring basis for the three months ended March 31, 2011:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2011	Gains/(losses) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance March 31, 2011
U.S. Treasury securities	$19,949	$-	$14	$-	$-	$13	$-	$19,976
Corporate securities and other	2,130	-	64	-	-	(1)	-	2,193
Marketable equity securities	3,140	-	308	-	-	-	-	3,448
Total level 1	$25,219	$-	$386	$-	$-	$12	$-	$25,617

Level 2

U.S. Government agencies	$5,094	$-	$(6)	$-	$-	$1	$-	$5,089
State and municipal bonds	333,354	-	4,632	-	(6,290)	873	-	332,569
Agency mortgage-backed securities/ collateralized mortgage obligations	1,231,359		5,481	60,716	(70,241)	(1,348)	-	1,225,967
Non-agency collateralized mortgage obligations	25,074	-	86	-	(4,691)	14	-	20,483
Corporate securities and other	9,904	-	660	-	-	(2)	(1,000)	9,562
Total level 2	$1,604,785	$-	$10,853	$60,716	$(81,222)	$(462)	$(1,000)	$1,593,670

Level 3

Corporate securities and other	$1,000	$-	$-	$-	$-	$-	$1,000	$2,000
Marketable equity securities	1,114	-	(6)	-	-	-	-	1,108
Total level 3	$2,114	$-	$(6)	$-	$-		$1,000	$3,108

Total available for sale securities	$1,632,118	$-	$11,233	$60,716	$(81,222)	$(450)	$-	$1,622,395

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

	Quoted Prices
(dollars in thousands)	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
March 31, 2011:	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans and leases held for sale	$-	$5,561	$-	$5,561
Impaired loans, net	-	-	72,297	72,297
OREO and other repossessed assets	-	-	7,653	7,653

December 31, 2010:
Assets
Loans and leases held for sale	$-	$12,785	$-	$12,785
Impaired loans, net	-	-	73,551	73,551
OREO and other repossessed assets	-	-	7,453	7,453

Fair value for loans and leases held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no write-downs recorded to loans held for sale as of March 31, 2011 and December 31, 2010.

Impaired and restructured loans totaled $77.0 million with a specific reserve of $4.7 million at March 31, 2011, compared to $82.1 million with a specific reserve of $8.6 million at December 31, 2010. Fair value for impaired and restructured loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs recorded on OREO and other repossessed assets as of March 31, 2011 and December 31, 2010.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$505,368	$505,368	$702,382	$702,382
Investment securities available for sale	1,622,395	1,622,395	1,632,118	1,632,118
Investment securities held to maturity	535,488	533,369	546,957	537,932
Loans and leases held for sale	5,561	5,585	12,785	12,795

Commercial and industrial loans and leases	962,800	950,217	960,765	947,722
Real estate loans:
Construction and land development	270,584	258,953	339,242	325,640
Residential	2,367,299	2,321,918	2,372,182	2,329,578
Other (non-farm, non-residential)	1,409,998	1,295,606	1,405,642	1,294,090
Loans to individuals	228,904	212,362	236,107	223,350
Total loans	5,239,585	5,039,056	5,313,938	5,120,380
Allowance for loan and lease losses	(142,960)	-	(150,054)	-
Net loans	$5,096,625	$5,039,056	$5,163,884	$5,120,380

OREO and other repossessed assets	7,653	7,653	7,453	7,453
Interest rate locks	114	114	60	60

LIABILITIES
Non-interest bearing deposits	$834,321	$834,321	$808,835	$808,835
Interest-bearing deposits	3,241,154	3,241,154	3,285,349	3,285,349
Deposits with stated maturities	1,857,541	1,871,017	1,964,989	1,979,819
Repurchase agreements, federal funds
purchased and short-term borrowings	702,440	702,440	744,455	744,455
FHLB advances	627,716	697,552	703,761	783,164
Subordinated debentures	142,831	142,831	142,780	142,780
Forward sale commitments	138	138	53	53

* The loan classifications in this table are based upon regulatory classifications.

For March 31, 2011 and December 31, 2010, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

Fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount at which they could be settled.

Fair value for interest bearing deposits is based on the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.

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

12.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.  The expected contribution to the pension plan for plan year 2011 is approximately $0.6 million.  This expected contribution may be eliminated if the plan’s credit balance is applied toward reducing the contribution requirement.

On February 12, 2010, the Company curtailed the National Penn Bancshares, Inc. Employee Pension Plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit. The curtailment resulted in a gain of $4.1 million in the statement of operations for the three months ended March 31, 2010.

Net periodic defined benefit pension expense for the three months ended March 31, 2011 and 2010 included the following components:

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Service cost	$30	$718
Interest cost	583	518
Expected return on plan assets	(686)	(592)
Amortization of prior service cost	-	(129)
Amortization of unrecognized net actual loss	73	336
Net periodic benefit (gain) cost - recurring	$-	$851
Non-recurring curtailment gain	-	(4,066)
Net periodic benefit (gain) cost	$-	$(3,215)

13.  SHARE-BASED COMPENSATION

At March 31, 2011, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of March 31, 2011, 2.0 million of these shares remain available for issuance.  The Company has 268,000 awards expiring during the next twelve months ending March 31, 2012.

Share-based compensation expense is included in salaries, wages and employee benefits expense in the Consolidated Statements of Operations.  Share-based compensation expense of $1.5 million and $0.3 million was recognized for the three months ended March 31, 2011 and 2010, respectively.  Total cash received during the three months ended March 31, 2011 for activity under the Plans was $0.7 million.

The total intrinsic value (market value on the date of exercise less the grant price) of stock options exercised during the three months ended March 31, 2011 and 2010 was $2.6 million and $0.1 million, respectively.

As of March 31, 2011, there was approximately $2.1 million of total unrecognized compensation cost related to unvested stock options and approximately $3.0 million of unrecognized compensation cost for other share-based awards that is expected to be recognized over a weighted-average period of less than five years.

14.  SEGMENT REPORTING

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N. A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	March 31, 2011
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$8,483,313	$59,954	$8,543,267
Total deposits	5,933,016	-	$5,933,016
Net interest income (expense)	68,052	(2,082)	$65,970
Total non-interest income	13,765	10,419	$24,184
Total non-interest expense	48,471	8,366	$56,837
Net (loss) income available to common shareholders	20,370	(4,733)	$15,637

	As of and for the Three Months Ended
	March 31, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,093,397	$78,364	$9,171,761
Total deposits	6,411,364	-	6,411,364
Net interest income (expense)	69,118	(1,859)	67,259
Total non-interest income	18,598	3,976	22,574
Total non-interest expense	50,752	6,905	57,657
Net (loss) income available to common shareholders	8,981	(7,060)	1,921

15.   SUBSEQUENT EVENTS

On April 13, 2011, National Penn repurchased the Warrant issued on December 12, 2008, to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program, for $1.0 million. The Warrant gave the U.S. Treasury the right to acquire up to 735,294 shares of National Penn stock at any time until December 12, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2011, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

Statement Regarding Non-GAAP Financial Measures:

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

•
Tangible common equity excludes goodwill and intangible assets and preferred equity. Banking and financial institution regulators also exclude goodwill and intangible assets from shareholders’ equity when assessing the capital adequacy of a financial institution. Tangible common equity provides a method to assess the Company’s tangible capital trends.

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

•
Efficiency ratio expresses operating expenses as a percentage of fully-taxable equivalent net interest income plus non-interest income. Operating expenses exclude items from non-interest expense that management believes are not comparable among the periods presented. Non-interest income is adjusted to also exclude items that management believes are not comparable among the periods presented. Efficiency ratio is used as a method for management to assess its operating expense level and to compare to financial institutions of varying sizes.

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

There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS
Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiary, National Penn Bank, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; National Penn Insurance Services Group, Inc., including its Higgins Insurance division; and Caruso Benefits Group, Inc.

The Company’s business is primarily accepting deposits from customers through its community offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial business loans, commercial real estate loans, residential mortgages, home equity loans, other consumer loans, and investment securities.  The Company’s strategic plan provides for it to operate within growth markets focusing on diversification of revenue sources and increased market penetration in growing geographic areas.

At March 31, 2011, National Penn operated 123 offices. It has 122 community banking offices in Pennsylvania and one office in Maryland through National Penn Bank and its KNBT, HomeTowne Heritage Bank, and Nittany Bank divisions.

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

Overview

Three months ended March 31, 2011 compared to March 31, 2010

(dollars in thousands, except per share data)	Three Months Ended
	March 31, 2011	March 31, 2010
EARNINGS
Total interest income	$89,358	$98,837
Total interest expense	23,388	31,578
Net interest income	65,970	67,259
Provision for loan and lease losses	10,000	32,500
Net interest income after provision
for loan and lease losses	55,970	34,759
Net losses from fair value changes of		-
subordinated debentures	(51)	(7,261)
Other non-interest income	24,235	29,835
Other non-interest expense	56,837	57,657
Income (loss) before income taxes	23,317	(324)
Income tax expense (benefit)	4,537	(4,250)
Net income	18,780	3,926
Preferred dividends and accretion of preferred discount	(1,691)	(2,005)
Accelerated accretion from redemption of preferred stock	(1,452)	-
Net income available to common shareholders	$15,637	$1,921

Basic earnings available to common shareholders	$0.10	$0.02
Diluted earnings available to common shareholders	0.10	0.02
Dividends per common share	0.01	0.01

Net interest margin	3.58%	3.44%
Efficiency ratio (1)	59.61%	58.54%

Asset Quality Metrics
Allowance / total loans and leases	2.73%	2.60%
Non-performing loans / total loans and leases	1.51%	2.03%
Delinquent loans / total loans and leases	0.44%	0.54%
Allowance / non-performing loans and leases	180.6%	127.8%
Annualized net charge-offs	1.31%	1.69%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Net income available to common shareholders increased to $15.6 million for the three months ended, March 31, 2011 as compared to $1.9 million in the prior year. Improvements in net income available to common shareholders resulted from the following items:

•
Disciplined deposit pricing resulted in contraction of interest earning assets and net interest income which totaled $66.0 million, but improvement in deposit mix increased net interest margin which expanded to 3.58% as compared to 3.44% in the prior year.

•
The provision for loan and lease losses decreased to $10.0 million from $32.5 million as a result of sustained improvement in asset quality trends. Delinquencies remain low, and levels of non-performing and classified loans continue to decline. Despite the reduced  provision, allowance coverage ratios remain strong.

•
Other non-interest income totaled $24.2 million for the quarter ended March 31, 2011, which is a decrease from $29.8 million primarily due to the divestiture of Christiana in December 2010, which contributed $1.5 million to wealth management income in the prior year, and a gain of $4.1 million from the curtailment of the Company’s pension plan during the first quarter of 2010.

•	Non-interest expense totaled $56.8 million for the first quarter of 2011 and the efficiency ratio was stable at 59.61%, reflective of management’s consistent focus on expense controls.
•
Income tax expense totaled $4.5 million as compared to a benefit of $4.3 million in the first quarter of 2010 as a result of pre-tax income, as tax free income remained at a relatively consistent level.

•
On March 16, 2011, the Company redeemed all of its Series B preferred stock issued to the U.S. Treasury under its TARP Capital Repurchase Program for $150 million. As a result, the first quarter of 2011 includes $1.5 million of accelerated accretion from the redemption of the shares.

The following table reconciles the non-GAAP adjusted net income performance measure to the GAAP performance measure of net income available to common shareholders and diluted earnings per share. A more detailed description of these items is included in the beginning of Item 2 to this Report.

(dollars in thousands, except per share data)	Three months ended March 31,
	2011	2010
Adjusted net income reconciliation
Net income available to common shareholders	$15,637	$1,921
After tax gain on pension plan curtailment	-	(2,643)
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	-	4,720
Accelerated accretion from redemption of preferred stock	1,452	-
Adjusted net income available to common shareholders	$17,089	$3,998

Earnings per share
Net income available to common shareholders	$0.10	$0.02
After tax gain on pension plan curtailment	-	(0.02)
After tax unrealized fair market value loss on
NPB Capital Trust II Preferred Securities	-	0.03
Accelerated accretion from redemption of preferred stock	0.01	-
Adjusted net income available to common shareholders	$0.11	$0.03

Adjusted net income excludes certain items which management believes affect the comparability of results between periods and totaled $17.1 million for the first quarter of 2011, or $0.11 per diluted share, compared to $4.0 million, or $0.03 per diluted share for the first quarter of 2010. Adjusted net income excluded the effects of the following items during the periods presented:

•	The first quarter of 2011 included accelerated accretion of $1.5 million from the repayment of TARP.

•
Non-interest income in 2010 included a $7.3 million loss, or $4.7 million after-tax, on the Company’s subordinated debentures accounted for at fair value, and a $4.1 million, or $2.6 million after-tax, gain on the curtailment of the Company’s defined benefit pension plan.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of March 31, 2011 and December 31, 2010

SUMMARY BALANCE SHEET	March 31, 2011	December 31, 2010	% Change
Total cash and cash equivalents	$505,368	$702,382	-28.05%
Total assets	8,543,267	8,844,620	-3.41%
Investment securities and other securities	2,235,777	2,259,690	-1.06%
Total loans and leases	5,245,146	5,326,723	-1.53%
Deposits	5,933,016	6,059,173	-2.08%
Borrowings	1,472,987	1,590,996	-7.42%
Shareholders' equity	1,097,609	1,137,437	-3.50%
Tangible book value per common share (1)	$5.40	$5.18	4.25%
Tangible common equity / tangible assets (1)	9.91%	8.27%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Assets

Loans and Leases

The Company’s customers continue to be affected by economic conditions. Conditions in the housing market have been difficult over the past few years. Declining real estate and commercial property values, as well as financial stress on borrowers, resulted in higher than historic levels of charge-offs throughout 2010 and 2009. Although the economy and credit environment continue to be uncertain, the Company has experienced stabilization in both its commercial portfolio and the consumer loan portfolios. The Company will continue to focus on customers’ needs and provide solutions for them.

Federal Reserve economic data suggests the following trends:

•
Business activity has improved overall with retailers, auto dealers, and manufacturers reporting increases in sales, shipments and new orders. Third District banks reported minimal change in loan volume outstanding, although a few reported increased lending on home equity credit lines and growth in small business lending.

•
Residential real estate has shown an increase in inquiries, showings and traffic, but little pickup in sales or construction. Demographic and employment trends resulting from the economic downturn continue to impact demand for housing in the region, which has resulted in weakness in real estate and collateral values.

•	Employment data suggests that the stress in local labor markets has subsided somewhat with a slight year over year improvement.
•	The outlook among Third District business contacts is positive and has strengthened slightly. Most agreed that slight growth will occur and improve throughout 2011.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the composition of the Company’s loan portfolio for March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31,	December 31,
	2011	2010	Increase/(decrease)
Commercial and industrial loans and leases	$2,410,931	$2,434,960	$(24,029)	(0.99	) %

CRE - permanent	819,875	768,988	50,887	6.62%
CRE - construction	206,924	281,056	(74,132)	(26.38	) %
Commercial real estate	1,026,799	1,050,044	(23,245)	(2.21	) %

Residential mortgages	746,928	765,414	(18,486)	(2.42	) %
Home equity lines and loans	740,785	745,124	(4,339)	(0.58	) %
All other consumer	319,703	331,181	(11,478)	(3.47	) %
Consumer loans	1,807,416	1,841,719	(34,303)	(1.86	) %

Total loans and leases	$5,245,146	$5,326,723	$(81,577)	(1.53	) %

Allowance for loan and lease losses	142,960	150,054	(7,094)	(4.73	) %

Loans and leases, net	$5,102,186	$5,176,669	(74,483)	(1.44	) %

Loans and leases, net of the allowance decreased $74.5 million, or 1.4%, to $5.1 billion at March 31, 2011 from $5.2 billion at December 31, 2010. The allowance for loan and lease losses decreased to $143.0 million at March 31, 2011 from $150.1 million at December 31, 2010 due to net charge-offs of $17.1 million and a provision of $10 million for the three months ended March 31, 2011. Management’s efforts to reduce credit risk on the balance sheet contributed to the decrease in loans as customers deleveraged their balance sheets and lower quality loans were impacted by charge-offs and external refinancing. Improving overall asset quality metrics resulted in the reduction in provision and allowance during the first quarter. Residential mortgages continued to decline as a result of refinance activity, which the Company primarily sells to investors.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	March 31,	December 31,
	2011	2010

Nonperforming loans	$79,153	$83,864
Nonperforming loans to total loans	1.51%	1.57%
Delinquent loans	$23,159	$26,053
Delinquent loans to total loans	0.44%	0.49%
Classified loans	$438,275	$479,336
Classified loans to total loans	8.36%	9.00%
Tier 1 capital and ALLL	$1,032,433	$1,074,197
Classified loans to Tier 1 capital and ALLL	42.45%	44.62%
Total loans and leases, including loans held for sale	$5,245,146	$5,326,723

The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Non-accrual commercial and industrial loans and leases	$34,122	$34,869

Non-accrual commercial real estate-permanent	15,407	17,821
Non-accrual commercial real estate-construction	18,012	19,392
Total non-accrual commercial real estate loans	33,419	37,213

Non-accrual residential mortgages	5,303	5,802
Non-accrual home equity lines and loans	1,965	2,133
All other non-accrual consumer loans	1,810	2,094
Total non-accrual consumer loans	9,078	10,029

Total non-accrual loans	76,619	82,111

Restructured loans (1)	351	-
Loans 90+ days past due & still accruing	2,183	1,753
Total non-performing loans	79,153	83,864

Other real estate owned and other assets	7,653	7,453

Total non-performing assets	$86,806	$91,317

Total loans and leases, including loans held for sale	$5,245,146	$5,326,723
Average total loans and leases	$5,311,204	$5,761,647
Allowance for loan and lease losses	$142,960	$150,054

Allowance for loan and lease losses to:
Non-performing assets	165%	164%
Non-performing loans	181%	179%
Total loans and leases	2.73%	2.82%
Average total loans and leases	2.69%	2.60%

(1) Restructed loans are residential mortgages of customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

The following table provides additional information on the Company’s non-accrual loans:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Total non-accrual loans	$76,619	$82,111

Non-accrual loans and leases with partial charge-offs	43,257	33,351
Life-to-date partial charge-offs on nonaccrual loans and leases	40,025	37,837

Charge-off rate of nonaccrual loans and leases with partial charge-offs	48.1%	53.2%

Specific reserves on non-accrual loans	4,673	8,560

At March 31, 2011, the Company’s non-accrual loans totaled $76.6 million and included $43.3 million of non-accrual loans which have been charged-off by 48.1% or $40.0 million. Non-accrual loans declined in all categories from December 31, 2010 to March 31, 2011. The Company’s non-accrual loans are its impaired loans and leases and are evaluated individually. Non-accrual loans have a specific reserve in the allowance of $4.7 million related to $17.3 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs for the three months ended March 31, 2011 as compared to March 31, 2010 and December 31, 2010 is as follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2011	2010	2010

Commercial and industrial loans and leases	$9,319	$7,363	$2,261

Commercial real estate-permanent	3,946	2,903	359
Commercial real estate-construction	873	1,973	18,427
Total commercial real estate loans	4,819	4,876	18,786

Residential mortgages	1,643	5,620	2,700
Home equity lines and loans	1,158	1,280	466
All other consumer loans	155	874	708
Total consumer loans	2,956	7,774	3,874

Net loans charged-off	$17,094	$20,013	$24,921

Net charge-offs (annualized) to:
Total loans and leases	1.32%	1.49%	1.71%
Average total loans and leases	1.31%	1.44%	1.69%
Allowance for loan and lease losses	48.49%	52.91%	65.69%

Net loan charge-offs decreased to $17.1 million in the first quarter of 2011, compared to net loan charge-offs of $24.9 million during the same period in 2010. On a linked quarter basis, charge-offs declined by $2.9 million from the fourth quarter 2010. Annualized net charge-offs as a percentage of average loans and leases decreased to 1.31% for the first quarter of 2011 compared to 1.69% for the prior year period and 1.44% for the quarter ending December 31, 2010. Efforts to reduce exposure to commercial real estate-construction loans throughout 2009 and 2010 has reduced the portfolio to $207 million or 3.9% of total loans and leases at March 31, 2011, compared to $281 million or 5.3% of total loans and leases at December 31, 2010, which has resulted in consistent declines in net charge-off levels throughout those periods. Net charge-offs for commercial and industrial loans increased to $9.3 million for the first quarter of 2011, from $2.3 million during the same period in 2010 as charge-off levels for the first quarter 2011 reflect current economic conditions. Management believes that timely resolution of lower quality credits is an efficient strategy for minimizing the overall cost of workouts.

The following table shows a roll-forward of the allowance for loan and lease losses:

(dollars in thousands)	March 31,	March 31,
	2011	2010
Balance at beginning of year	$150,054	$146,271
Charge-offs:
Commercial and industrial loans and leases	9,569	3,135
Commercial real estate	5,313	19,990
Consumer loans	3,871	4,357
Total charge-offs	18,753	27,482

Recoveries:
Commercial and industrial loans and leases	250	874
Commercial real estate	494	1,204
Consumer loans	915	483
Total recoveries	1,659	2,561
Net charge-offs	17,094	24,921
Provision charged to expense	10,000	32,500
Balance at end of period	$142,960	$153,850

The following table shows the composition of the allowance for loan and lease losses:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Specific reserves	$4,673	$8,560
Allocated reserves	130,147	133,169
Unallocated reserves	8,140	8,325
Total allowance for loan and lease losses	$142,960	$150,054

Overall, the allowance decreased to $143.0 million at March 31, 2011 and covered total loans and leases by 2.73% and non-performing loans by 181%, compared to $150.0 million at December 31, 2010, or 2.82% of total loans and leases and 179% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans, the charge-off of a specific credit, and continued improvement in asset quality throughout 2010 and continuing in the first quarter of 2011. These improvements resulted in a provision for loan and lease losses of $10.0 million for the first quarter of 2011, a decrease from $32.5 million for the quarter ended March 31, 2010.

Liabilities

Liabilities totaled $7.4 billion at March 31, 2011 a decrease of $262 million, or 3.4%, from $7.7 billion at December 31, 2010.

(dollars in thousands)
	March 31, 2011	December 31, 2010	Increase/(decrease)
Non-interest bearing deposits	$834,321	$808,835	$25,486	3.15%
Savings	457,395	438,879	18,516	4.22%
NOW accounts	1,128,644	1,181,850	(53,206)	(4.50	) %
Money market accounts	1,655,115	1,664,620	(9,505)	(0.57	) %
CDs $100 or less	1,433,808	1,378,060	55,748	4.05%
CDs greater than $100	423,733	586,929	(163,196)	(27.81	) %
Total deposits	$5,933,016	$6,059,173	$(126,157)	(2.08	) %

Total deposits, the Company’s primary source of funding, decreased $126 million during the first quarter of 2011. The decrease in interest bearing deposits was the result of the Company’s continued focus on improving deposit mix and managing high cost, non-relationship based wholesale, municipal, and time deposit customers.  At March 31, 2011, transaction, savings and money market accounts comprised 69% of deposits and were consistent with 68% at December 31, 2010.  The changes in mix combined with disciplined deposit pricing reduced the cost of deposits by 6 basis points to 0.78% at March 31, 2011.

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.5 billion at March 31, 2011, which was a decrease of $118 million or 7.4% from, December 31, 2010.

•
Securities sold under repurchase agreements totaled $696 million at March 31, 2011, a decrease of $38.2 million, or 5.2%, from $734 million at December 31, 2010 due to a reduction in cash management account balances.

•	FHLB advances decreased $76.0 million, or 10.8%, to $628 million at March 31, 2011 from $704 million at December 31, 2010, due to advances that matured and were not replaced during the period.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2011, a decrease of $39.8 million from December 31, 2010. Activity during the three months ended March 31, 2011 included:

•	Net income of $18.8 million;
•	Net proceeds from the Warburg Pincus second closing of $84.5 million.
•	Redemption of Series B preferred stock, including accelerated accretion of $1.5 million, for $150 million.
•	Accumulated other comprehensive income of $7.8 million.
•	Cash dividends on preferred stock of $1.6 million; and
•	Cash dividends on common stock of $1.5 million.

Results of operations for the three months ended March 31, 2011 and March 31, 2010

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the three months ended March 31, 2011 as compared to the same period in 2010.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using a 35% effective tax rate.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	For the three months ended March 31,
	2011			2010
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$508,684	$280	0.22%	$411,100	$247	0.24%

U.S. Treasury	19,963	13	0.27%	145,864	156	0.43%
U.S. Government agencies	1,366,138	10,673	3.17%	1,143,672	10,319	3.66%
State and municipal*	762,305	12,926	6.88%	799,040	13,457	6.83%
Other bonds and securities	97,010	671	2.80%	96,310	623	2.62%
Total investments	2,245,416	24,283	4.39%	2,184,886	24,555	4.56%

Commercial loans and lease financing*	3,481,370	45,625	5.31%	4,033,790	52,551	5.28%
Installment loans	919,015	11,586	5.11%	962,303	12,518	5.28%
Mortgage loans	910,819	12,726	5.67%	989,460	14,434	5.92%
Total loans and leases	5,311,204	69,937	5.34%	5,985,553	79,503	5.39%
Total earning assets	8,065,304	94,500	4.75%	8,581,539	104,305	4.93%
Allowance for loan and lease losses	(156,582)			(160,879)
Non-interest earning assets	792,926			916,673

Total assets	$8,701,648			$9,337,333

INTEREST BEARING LIABILITIES:
Interest bearing deposits	5,136,953	11,407	0.90%	5,824,492	18,281	1.27%
Securities sold under repurchase agreements	711,100	2,395	1.37%	742,089	2,874	1.57%
Short-term borrowings	6,850	-	0.00%	7,024	-	0.00%
Long-term borrowings	793,989	9,586	4.90%	885,293	10,423	4.78%
Total interest bearing liabilities	6,648,892	23,388	1.43%	7,458,898	31,578	1.72%
Non-interest bearing deposits	813,704			767,398
Other non-interest bearing liabilities	47,973			35,985
Total liabilities	7,510,569			8,262,281
Equity capital	1,191,080			1,075,052
Total liabilities and equity capital	$8,701,649			$9,337,333
INTEREST RATE MARGIN**		71,112	3.58%		72,727	3.44%
Tax equivalent interest		5,142			5,468
Net interest income		$65,970			$67,259

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

(dollars in thousands)	Three Months Ended March 31,
	2011 compared to 2010
	Volume	Rate	Total
Interest Income
Interest earning deposits at banks	$55	$(22)	$33
Securities
U.S. Treasury	(98)	(45)	(143)
U.S. Agencies	1,848	(1,494)	354
State and municipal	(623)	92	(531)
Other bonds and securities	5	43	48
Total investment securities	1,132	(1,404)	(272)
Loans
Commercial loans and leases	(7,238)	312	(6,926)
Installment loans	(553)	(379)	(932)
Mortgage loans	(1,117)	(592)	(1,709)
Total loans	(8,908)	(659)	(9,567)
Total interest income	$(7,721)	$(2,085)	$(9,806)

Interest Expense
Interest bearing deposits	$(1,976)	$(4,898)	$(6,874)

Securities sold under repurchase agreements	(116)	(363)	(479)
Short-term borrowings	-	-	-
FHLB advances and subordinated debentures	(1,097)	260	(837)
Total borrowed funds	(1,213)	(103)	(1,316)
Total interest expense	(3,189)	(5,001)	(8,190)
Increase (decrease) in interest income	$(4,532)	$2,916	$(1,616)

Overall average earning assets declined to $8.1 billion  as a result of management’s focus on improving deposit mix and managing high cost, non-relationship based wholesale, municipal, and time deposit customers and due to the divestiture of Christiana. At March 31, 2011, transaction, savings and money market accounts comprised 69% of deposits compared to 64% at March 31, 2010.  Time deposits were the largest source of decline and decreased $480 million to $1.9 billion at March 31, 2011, including approximately $35 million of time deposits at Christiana. The changes in mix combined with disciplined deposit pricing reduced the cost of deposits by 34 basis points to 0.78% at March 31, 2011.

The improvements in deposit mix combined with declining overall interest rates reduced interest expense by 26%, or $8.2 million. Interest expense totaled $23.4 million in the first quarter of 2011, compared to $31.6 million for the first quarter of 2010. The improvement in interest expense mitigated the effect of decreasing interest rates and managed reductions to earning assets. Interest income declined by 9.6%, or $9.5 million, $9.8 million on a FTE basis, from the first quarter of 2010, and interest income totaled $89.4 million for the first quarter of 2011.  Net interest income for the three months ended March 31, 2011 was $66.0 million, a decrease of $1.3 million or 1.9% compared to the $67.3 million for the first quarter of 2010.  The net interest margin expanded 14 basis points to 3.58% for the three months ended March 31, 2011 from 3.44% in the prior year period.

Provision for Loan and Lease Losses

The provision for loan and lease losses totaled $10.0 million for the quarter ended March 31, 2011, compared to $32.5 million for the same period in 2010. The reduction to the provision was due to sustained improvement in asset quality. For the quarter ended March 31, 2011, delinquencies remained stable at 0.44% of total loans and leases, net charge-offs declined to $17.1 million or 1.31% of average loans. The decrease in charge-offs during the first quarter of 2011 was the fifth quarter of decline which began in the first quarter of 2010. Classified loans declined 8.6% from December 31, 2010 and non-performing loans declined by 5.6% to 1.51% of total loans and leases. The allowance as a percentage of non-performing loans increased to 181% at March 31, 2011, and the allowance to total loans and leases remained strong at 2.73%. For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Three Months
	Ended March 31,
NON-INTEREST INCOME	2011	2010	Increase (Decrease)
Wealth management income	$5,924	$7,101	$(1,177)	(16.58	) %
Service charges on deposit accounts	4,664	5,341	(677)	(12.68	) %
Insurance commissions and fees	3,221	3,771	(550)	(14.58	) %
Cash management and electronic banking fees	4,371	4,158	213	5.12%
Mortgage banking income	1,080	1,153	(73)	(6.33	) %
Bank owned life insurance income	1,220	1,983	(763)	(38.48	) %
Equity in undistributed net earnings of unconsolidated investments	1,700	163	1,537	NM
Gain on pension plan curtailment	-	4,066	(4,066)	(100.00	) %
Other operating income	2,055	2,733	(678)	(24.81	) %
Net losses from fair value changes of subordinate debentures	(51)	(7,261)	7,210	(99.30	) %
Net gains (losses) on sales of investment securities	-	-	-	0.00
Impairment losses on investment securities:
Impairment losses on investment securities	-	(634)	634	(100.00	) %
Non credit-related losses on securities not expected to be sold recognized			-	0.00
in other comprehensive loss before tax	-	-	-	0.00
Net impairment losses on investment securities	-	(634)	634	(100.00	) %
Total non-interest income	$24,184	$22,574	$1,610	7.13%

"NM" - Denotes a value displayed as a percentage change is not meaningful

The $1.6 million increase in non-interest income for the three months ended March 31, 2011 compared to the quarter ended March 31, 2010 was primarily due to the following items:

Increases:

•
Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and increased $1.5 million to $1.7 million, as the timing of fund activities and “exits” vary.

•	Loss on the Company’s subordinated debentures accounted for at fair value reduced non-interest income in 2010 by $7.3 million.
Decreases:

•	The first quarter of 2010 included a gain of $4.1 million from the curtailment of the Company’s defined benefit pension plan.
•
Wealth management income decreased modestly by $1.2 million, to $5.9 million for the first quarter of 2011, primarily from the sale of Christiana in the fourth quarter of 2010. Christiana contributed $1.5 million of wealth management income during the first quarter of 2010. Exclusive of Christiana’s divestiture, wealth management income increased $0.3 million due to increased commission income on retail investment product sales and appreciation of the equity markets and its positive impact on fee-based business.

•
Service charges on deposit accounts declined $0.7 million to $4.7 million for the first quarter of 2011 as a result of the impact from the reduction in overdraft volume, resulting from improved customer savings levels, which resulted in an increase in the average balance per account, and the impact of regulatory changes affecting electronic customer transactions.

Non-Interest Expense

(dollars in thousands)	Three Months
	Ended March 31,
NON-INTEREST EXPENSE	2011	2010	Increase (Decrease)
Salaries, wages and employee benefits	$31,449	$29,429	$2,020	6.86%
Net premises and equipment	7,272	7,998	(726)	(9.08	) %
FDIC insurance	3,457	4,097	(640)	(15.62	) %
Other operating expenses	14,659	16,133	(1,474)	(9.14	) %
Total non-interest expense	$56,837	$57,657	$(820)	(1.42	) %

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)

Efficiency Ratio Calculation
Non-interest expense	$56,837	$57,657

Net interest income (taxable equivalent)	$71,112	$72,727

Non-interest income	24,184	22,574
Less:
Gain on pension plan curtailment	-	4,066
Net losses from fair value changes	(51)	(7,261)
Adjusted revenue	$95,347	$98,496

Efficiency Ratio	59.61%	58.54%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Non-interest expense, exclusive of $2.1 million of Christiana expenses included in 2010, increased $1.3 million in the first quarter of 2011 when compared to the prior year. The majority of the increase was due to salaries, wages, and employee benefits which included $2.0 million from the impact of annual merit increases, additional benefits expense, and accelerated vesting of share-based awards from the repayment of TARP. Continued focus on expense controls reduced expenses in other categories as demonstrated by the efficiency ratio remaining stable at 59.6%.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 was $4.5 million compared to a benefit of $4.3 million for the three months ended March 31, 2010. The increase in income tax expense was due to the increase in income before income taxes with a similar level of tax free income level and permanent differences. The Company’s net deferred tax asset (“DTA”) decreased to $81.3 million at March 31, 2011 primarily from a reduction to the allowance and an increase in the fair value of investment securities available for sale.

Each quarter, the Company evaluates the realizability of the DTA. As of March 31, 2011, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Since December 31, 2010, the Company has continued to demonstrate increased profitability and performance in line with management projections. Therefore, management believes that the DTA continues to be realizable and will be fully utilized as planned.

If there are substantial, adverse economic developments that deteriorate credit quality or profitability, the judgments made regarding the Company’s ability to utilize the DTA may change. This would result in additional income tax expense being recorded in the Consolidated Statement of Operations. These types of events or a valuation allowance would impact regulatory capital by the amount no longer disallowed.

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of March 31, 2011:

		Payments Due by Period:
			After one	After three
		One Year	year to	years to	More than
(dollars in thousands)	Total	or less	three years	five years	5 Years

Remaining contractual maturities of time deposits	$1,857,541	$1,318,872	$262,304	$200,210	$76,155
Federal Home Loan Bank Advances	627,716	10,682	102,000	106,500	408,534
Subordinated debentures	142,831	-	-	-	142,831
Minimum annual rentals or non-cancelable operating leases	43,843	6,554	10,583	8,469	18,237
Total	$2,671,931	$1,336,108	$374,887	$315,179	$645,757

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

•	Overnight funds are available from the Federal Reserve Bank via the discount window, and serves as an additional source of liquidity.

As measured using the Consolidated Statement of Cash Flows, the Company used $197 million and $260 million in net cash and equivalents for the three months ended March 31, 2011 and 2010, respectively. Cash deployed during the first three months of 2011, in the following ways:

Financing activities

•	$150 million repayment of Series B Preferred stock
•	$107 million reduction of certificate of deposits
•	$75.8 million of payments for maturing of FHLB advances
•	$38.2 million decrease in securities sold under repurchase agreements

Investing activities

•	$60.7 million of investment security purchases

Operating activities generated $27.7 million of net cash for the three months ended March 31, 2011 compared to $48.6 million for the three months ended March 31, 2010.  During the three months ended March 31, 2011, cash was generated from the following additional sources:

Investing activities

•	$81.2 million of maturities and repayments of investment securities available-for-sale
•	$54.8 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$84.5 million of issuance of common stock in private placement

Capital

At March 31, 2011, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.  In addition, National Penn Bank is in compliance with the individual minimum capital ratios resulting from its informal agreement with its primary regulator which requires the following minimum capital ratios: Tier 1 leverage of at least 8.0%, Tier 1 risk-based capital ratio of at least 10.0%, and total risk-based capital of at least 12.0%.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010

The Company	10.66%	10.59%	15.66%	16.12%	16.91%	17.38%
National Penn Bank	9.52%	8.89%	14.13%	13.39%	15.39%	14.65%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.  Beginning in the second quarter of 2010, a portion of the net deferred tax asset was included in the computation of National Penn and National Penn Bank’s capital and as of March 31, 2011 continues to be included in the computation.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2011:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan commitments	$1,410,737	$718,572	$198,592	$99,954	$393,619
Letters of credit	150,504	110,784	35,669	1,390	2,661
Total	$1,561,241	$829,356	$234,261	$101,344	$396,280

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at March 31, 2011.

The Company may be required to utilize cash or other financial instruments on its balance sheet, if called upon, to perform according to the contractual terms of the commitments.  The contract or notional amounts of the instruments reflect the extent of involvement the Company has for each class.

The Company uses derivative instruments for management of interest rate sensitivity.  The asset/liability management committee approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, see Footnote 10 to the consolidated financial statements.

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally includes accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities of assets and liabilities (“repricing gap”),
•	Risk that assets will repay or customers withdraw prior to contractual maturity (“prepayments”),
•	Changes in yields and the shape of the yield curve (“yield curve risk”), and
•	Timing of changes in interest rates – the time period it takes for one interest rate index to change compared to another, given changes in market conditions (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,
•	Changes to maturity terms offered on products,
•	Changes to types of products offered, and/or
•	Use of wholesale products such as advances from the FHLB or interest rate swaps.
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

The following table demonstrates the timing of repriced assets and scheduled maturities for each category of interest earning assets and interest bearing liabilities at March 31, 2011:

	Repricing Periods
		Three Months	One Year
	Within	Through	Through	Over
(dollars in thousands)	Three Months	One Year	Five Years	5 Years
Interest-earning assets:
Interest bearing deposits at banks	$392,337	$-	$-	$-
Investment securities and other securities	133,126	299,066	519,911	1,283,674
Loans and leases (1)	2,245,125	772,046	1,821,010	406,965
Total interest-earning assets	2,770,588	1,071,112	2,340,921	1,690,639
Cumulative total interest-earning assets	2,770,588	3,841,700	6,182,621	7,873,260

Interest-bearing liabilities:
Non maturity deposits	3,241,154	-	-	-
Time deposits	500,206	830,554	525,864	916
Borrowed funds	537,700	11,166	376,938	404,352
Subordinated debt	77,321	-	-	65,510
Total interest-bearing liabilities	4,356,381	841,720	902,802	470,778
Cumulative total interest-bearing liabilities	$4,356,381	$5,198,101	$6,100,903	$6,571,681

Interest-earning assets less interest -bearing liabilities	(1,585,793)	229,392	1,438,119	1,219,861

Cumulative interest-rate sensitivity gap	$(1,585,793)	$(1,356,401)	$81,718	$1,301,579

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

Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities.  Gap analysis is a useful measurement of asset and liability management. Minimizing the balance sheet’s maturity and repricing risk is a continual focus in a changing rate environment. To supplement the above gap analysis the Company prepares net interest income simulations to measure the overall interest rate risk exposures under various rate shocks.

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income:

(dollars in thousands)
Change in	March 31, 2011		March 31, 2010
Interest Rates	Change in Net Interest Income		Change in Net Interest Income
(in basis points)
+ 300	$18,113	6.88%	$20,157	7.12%
+ 200	11,621	4.42%	12,416	4.38%
+ 100	5,090	1.93%	5,328	1.88%
- 100	829	0.31%	(6,884)	-2.43%
- 200	(14,293)	-5.43%	(18,600)	-6.57%

As measured by the net interest income analysis, the Company reflects an asset sensitive risk profile and should benefit over the next twelve months by an increase in interest rates.

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

As of March 31, 2011, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 The information presented in Footnote 9 to the unaudited interim financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

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

On January 27, 2010, National Penn Bank entered into a memorandum of understanding with the OCC.  Under this informal agreement, National Penn Bank agreed to develop and implement initiatives to enhance the oversight of problem assets, to enhance its process for the allowance for loan and lease losses, and to strengthen its internal loan review and credit administration functions.  Implementing and completing these initiatives have required, and may continue to require, substantial oversight of our senior management team and directors and may constrain our operations.  Additionally, National Penn Bank agreed to maintain, after March 31, 2010, a Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%.  (At March 31, 2011, National Penn Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.52%, 14.13% and 15.39%, respectively.)

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

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Weak local economic conditions from 2008 through 2011 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $52 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of March 31, 2011. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At March 31, 2011, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

The impact of recent legislation, proposed legislation, and government programs intended to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.  In addition, the failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect National Penn’s business, results of operations, financial condition, access to funding and the trading price of National Penn’s common stock.

New or changed governmental legislation or regulation and accounting industry pronouncements could adversely affect National Penn.

Changes in federal and state legislation and regulation may affect National Penn’s operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act has, and will continue to, implement significant changes to the U.S. financial system, including among others:

•
New requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds.

•
The creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more.

•	The creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

•	Provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended.

•	A provision that would broaden the base for FDIC insurance assessments.

•
A provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

In addition, under the Dodd-Frank Act, National Penn is required to submit its executive compensation program to an advisory (non-binding) shareholder vote.  While a few of the Dodd-Frank Act’s provisions became effective immediately, most are to be implemented by rules promulgated within six to eighteen months of signing.  In addition to the regulatory requirements of the Dodd-Frank Act, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

In attracting business and consumer deposits, National Penn Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn's competitors enjoy advantages, including greater financial resources (from participation in the U.S. Treasury’s Capital Purchase Program or otherwise), more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn's ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn's cost of funds.

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

National Penn's subsidiaries face intense competition with various other financial institutions, as well as from non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and government organizations, for the attraction and retention of key personnel, specifically those who generate and maintain National Penn's customer relationships and serve in other key operation positions in the areas of finance, credit administration, loan functions and information technology. These competitors may not be subject to federal taxation and may offer greater compensation and other benefits, which could result in the loss of potential and/or existing key personnel. The inability to hire or retain key personnel may result in the loss of potential and/or existing substantial customer relationships and may adversely affect National Penn's ability to compete effectively.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 151.5 million shares were outstanding as of March 31, 2011, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock will dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of March 31, 2011, National Penn Bank did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, and/or National Penn's other subsidiaries will be able to pay dividends in the future.

In April 2011, National Penn’s Board of Directors approved a second quarter 2011 cash dividend of $0.01 per share.  The $0.01 common stock cash dividend is reduced from levels in prior years and is intended to preserve capital and strengthen National Penn's tangible common equity levels.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its preferred stock or common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated March 24, 2010, as filed on March 29, 2010.)
3.3	Bylaws, as amended of National Penn Bank (Incorporated by reference to Exhibit 3.2 to National Penn’s Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)
10.1
Investment Agreement dated as of October 5, 2010, by and between National Penn Bancshares, Inc. and Warburg Pincus Private Equity X, L.P. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010.)

10.2	Amendatory Agreement dated as of January 25, 2011, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth. *
10.3	Amendatory Agreement dated as of January 26, 2011, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner. *
10.4
National Penn Bancshares, Inc.  Executive Incentive Plan (Amended and Restated Effective January 1, 2011.) (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 24, 2011, as filed on January 27, 2011.) *

10.5
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2011. (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated  January 24, 2011, as filed on January 27, 2011.) *

10.6	Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk dated March 8, 2011. *
10.7	Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J. Hughes dated March 8, 2011. *
10.8
Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 16, 2011, as filed on March 16, 2011.)

10.9
Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 13, 2011, as filed on April 13, 2011.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 9, 2011	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	May 9, 2011	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer