Form 10-Q/A
period 2011-03-31
NATIONAL PENN BANCSHARES INC
filed 2011-06-08
CIK 700733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number: 000-22537-01

NATIONAL PENN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2215075
(State of Incorporation)	(I.R.S. Employer Identification No.)

Philadelphia and Reading Avenues

Boyertown, PA  19512

(Address of Principal Executive Offices)

(800) 822-3321

(Registrant’s Telephone Number, Including Area Code)

(Former Name or Former Address, if Changed Since Last Report):  N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to National Penn Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on May 9, 2011, is to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report furnishes the following financial and related information from National Penn Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL:  (i) the consolidated balance sheets at March 31, 2011 (unaudited) and December 31, 2010, (ii) the unaudited consolidated statements of operations for the three months ended March 31, 2011 and 2010, (iii) the unaudited consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2011, (iv) the unaudited consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and (v) the notes to the unaudited consolidated financial statements (tagged as blocks of text).

No other changes have been made to the Form 10-Q other than those described above.  This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

3.1

Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009, as filed on April 24, 2009.)#

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated March 24, 2010, as filed on March 29, 2010.)#

3.3	Bylaws, as amended, of National Penn Bank (Incorporated by reference to Exhibit 3.2 to National Penn’s Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)#

10.1

Investment Agreement dated as of October 5, 2010, by and between National Penn Bancshares, Inc. and Warburg Pincus Private Equity X, L.P. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010.)#

10.2	Amendatory Agreement dated as of January 25, 2011, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*#

10.3	Amendatory Agreement dated as of January 26, 2011, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.*#

10.4

National Penn Bancshares, Inc.  Executive Incentive Plan (Amended and Restated Effective January 1, 2011.) (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 24, 2011, as filed on January 27, 2011.)*#

10.5

National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals — Plan Year 2011. (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated  January 24, 2011, as filed on January 27, 2011.)*#

10.6	Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk dated March 8, 2011.*#

10.7	Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J. Hughes dated March 8, 2011.*#

10.8

Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 16, 2011, as filed on March 16, 2011.)#

10.9

Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 13, 2011, as filed on April 13, 2011.)#

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1

Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Furnished, not filed.)#

32.2

Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Furnished, not filed.)#

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

* Denotes a compensatory plan or arrangement.

# Previously filed or furnished with, or incorporated by reference into, National Penn Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (filed on May 9, 2011).

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date: June 8, 2011	By:	/s/ Scott V. Fainor
		Name:	Scott V. Fainor
		Title:	President & Chief Executive Officer

Date: June 8, 2011	By:	/s/ Michael J. Hughes
		Name:	Michael J. Hughes
		Title:	Chief Financial Officer