Form 10-Q
period 2011-06-30
NATIONAL PENN BANCSHARES INC
filed 2011-08-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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
        Non-accelerated filer   ☐  (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, no stated par value	151,681,748 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$105,918	$90,283
Interest-earning deposits with banks	513,132	612,099
Total cash and cash equivalents	619,050	702,382

Investment securities available for sale, at fair value	1,696,682	1,632,118
Investment securities held to maturity
(Fair value $529,162 and $537,932 for 2011 and 2010, respectively)	518,578	546,957
Other securities	75,308	80,615
Loans held for sale	8,852	12,785
Loans and leases, net of allowance for loan and lease losses of $137,909 and $150,054
for 2011 and 2010, respectively	5,032,165	5,163,884
Premises and equipment, net	103,017	105,483
Accrued interest receivable	31,862	33,829
Bank owned life insurance	136,606	134,154
Other real estate owned and other repossessed assets	8,407	7,453
Goodwill	258,279	258,279
Other intangible assets, net	18,970	22,217
Unconsolidated investments under the equity method	12,327	11,482
Other assets	113,038	132,982
TOTAL ASSETS	$8,633,141	$8,844,620

LIABILITIES
Non-interest bearing deposits	$839,811	$808,835
Interest bearing deposits	5,104,350	5,250,338
Total deposits	5,944,161	6,059,173

Securities sold under repurchase agreements	738,628	734,455
Short-term borrowings	6,390	10,000
Federal Home Loan Bank advances	627,332	703,761
Subordinated debentures	143,261	142,780
Accrued interest payable and other liabilities	39,856	57,014
TOTAL LIABILITIES	7,499,628	7,707,183

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of December 31, 2010	-	148,441
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding: June 30, 2011 - 151,660,444; December 31, 2010 - 136,792,414	1,379,690	1,292,342
Accumulated deficit	(258,125)	(293,940)
Accumulated other comprehensive income (loss)	11,948	(9,406)
TOTAL SHAREHOLDERS' EQUITY	1,133,513	1,137,437

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,633,141	$8,844,620

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
(dollars in thousands, except per share data)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans and leases, including fees	$67,553	$77,830	$136,781	$156,484
Investment securities
Taxable	11,552	11,457	22,909	22,555
Tax-exempt	8,401	8,803	16,894	17,641
Federal funds sold and deposits in banks	234	218	514	465
Total interest income	87,740	98,308	177,098	197,145
INTEREST EXPENSE
Deposits	10,974	16,464	22,381	34,745
Securities sold under repurchase agreements	2,346	2,808	4,741	5,682
Short-term borrowings	-	-	-	-
Federal Home Loan Bank advances	7,039	8,010	14,256	16,063
Subordinated debentures	2,386	2,383	4,755	4,753
Total interest expense	22,745	29,665	46,133	61,243
Net interest income	64,995	68,643	130,965	135,902
Provision for loan and lease losses	3,000	25,000	13,000	57,500
Net interest income after provision for loan and lease losses	61,995	43,643	117,965	78,402
NON-INTEREST INCOME
Wealth management	5,856	7,238	11,780	14,339
Service charges on deposit accounts	4,616	5,446	9,280	10,787
Insurance commissions and fees	3,520	3,639	6,741	7,410
Cash management and electronic banking fees	4,645	4,614	9,016	8,772
Mortgage banking	1,014	1,231	2,094	2,384
Bank owned life insurance	1,233	1,280	2,453	3,263
Equity in undistributed net earnings of unconsolidated investments	116	537	1,816	700
Gain on pension plan curtailment	-	-	-	4,066
Other operating income	1,818	2,771	3,873	5,504
Net (losses) gains from fair value changes on subordinated debentures	(430)	1,543	(481)	(5,718)
Net gains (losses) on sales of investment securities	-	214	-	214

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	-	-	-	(634)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	-	-
Net impairment losses on investment securities	-	-	-	(634)
Total non-interest income	22,388	28,513	46,572	51,087

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,408	30,999	61,857	60,428
Net premises and equipment	6,787	7,209	14,059	15,207
Goodwill impairment	-	8,250	-	8,250
FDIC insurance	2,726	4,056	6,183	8,153
Other operating expenses	14,200	16,049	28,859	32,182
Total non-interest expense	54,121	66,563	110,958	124,220
Income (loss) before income taxes	30,262	5,593	53,579	5,269
Income tax expense (benefit)	7,054	9,132	11,591	4,882
NET INCOME	23,208	(3,539)	41,988	387
Preferred dividends and accretion of preferred discount	-	(2,005)	(1,691)	(4,010)
Accelerated accretion from redemption of preferred stock	-	-	(1,452)	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$23,208	$(5,544)	$38,845	$(3,623)
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.15	$(0.04)	$0.26	$(0.03)
Diluted earnings available to common shareholders	$0.15	$(0.04)	$0.26	$(0.03)
Dividends paid in cash	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
(dollars in thousands, except share data)			Series B		Other
	Common		Preferred	Accumulated	Comprehensive
	Shares	Value	Stock	Deficit	Loss	Total
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$1,137,437
Comprehensive income:
Net income				41,988		41,988
Other comprehensive income, net of taxes					21,354	21,354
Total comprehensive income				41,988	21,354	63,342

Cash dividends declared common				(3,031)		(3,031)
Cash dividends declared preferred				(1,583)		(1,583)
Shares issued under share-based plans,
net of excess tax benefits	537,451	3,805				3,805
Shares issued in private placement	14,330,579	84,543				84,543
Amortization of preferred discount			1,559	(1,559)		-
Repayment of Series B Preferred Stock			(150,000)			(150,000)
Repurchase of common stock warrants		(1,000)				(1,000)

Balance at June 30, 2011	151,660,444	$1,379,690	$-	$(258,125)	$11,948	$1,133,513

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,988	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,000	57,500
Share-based compensation expense	2,182	895
Depreciation and amortization	8,242	8,111
Amortization (accretion) of premiums and discounts on investment securities, net	948	(4)
Gains on investment securities, net	-	(214)
(Losses) gains on equity-method investments, net of distributions	(845)	85
Loans originated for resale	(59,960)	(84,511)
Proceeds from sale of loans	65,332	87,483
Gain on sale of loans, net	(1,439)	(888)
(Gain) loss on sale of other real estate owned, net	(7)	433
Gain on sale of bank buildings	-	(223)
Increase in fair value of subordinated debtentures	481	5,718
Impairment losses on investment securities	-	634
Bank-owned life insurance policy income	(2,453)	(3,263)
Gain on pension plan curtailment	-	(4,066)
Goodwill impairment	-	8,250
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,967	820
Decrease in accrued interest payable	(4,260)	(1,717)
Decrease in other assets	14,024	5,329
(Decrease) increase in other liabilities	(10,915)	6,113
Net cash provided by operating activities	68,285	86,872
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held to maturity	28,087	22,141
Proceeds from sales of investment securities available for sale	-	6,668
Purchase of investment securites held to maturity	-	(50)
Proceeds from maturities and repayments of investment securities available for sale	150,289	213,232
Purchase of investment securities available for sale	(184,263)	(259,560)
Proceeds from sale of loans previously held for investment	2,764	10,973
Net decrease in loans and leases	114,157	195,923
Purchases of premises and equipment	(2,064)	(2,212)
Claims from bank owned life insurance	-	2,082
Proceeds from sale of bank buildings	-	911
Proceeds from the sale of other real estate owned	375	4,354
Net cash provided by investing activities	109,345	194,462
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(378)	54,967
Net decrease in certificates of deposit	(114,634)	(297,614)
Net increase in securities sold under repurchase agreements	4,173	14,991
Net (decrease) increase in short-term borrowings	(3,610)	100
Repayments of FHLB advances	(75,963)	(49,259)
Proceeds from shares issued under share-based plans	1,132	230
Excess tax expense on share-based plans	(221)	(28)
Issuance of shares under dividend reinvestment plan	548	622
Issuance of common stock in private placement	84,543	-
Repayment of Series B Preferred stock	(150,000)	-
Repurchase of common stock warrants	(1,000)	-
Cash dividends, common	(3,031)	(2,509)
Cash dividends, preferred	(2,521)	(3,750)
Net cash used in financing activities	(260,962)	(282,250)
Net decrease in cash and cash equivalents	(83,332)	(916)
Cash and cash equivalents at beginning of year	702,382	603,257
Cash and cash equivalents at end of period	$619,050	$602,341

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

      The Company considers cash and due from banks, interest bearing deposits in banks and federal funds sold as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2011	2010
Interest	$50,393	$62,961
Taxes	13,703	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2011	2010
Transfers of loans to other real estate¹	$1,798	$9,539
Other than temporary impairment on investment securities	-	634
Dividends accrued not paid on Series B Preferred Stock	-	938

¹ $0.9 million and $4.8 million of OREO was disposed of during the periods ending June 30, 2011 and 2010, respectively.

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

2.  EARNINGS PER SHARE

(dollars in thousands, except per share data )	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income for EPS:
Net income (loss) available to common shareholders	$23,208	$(5,544)	$38,845	$(3,623)

Calculation of shares:
Weighted average basic shares	151,601,052	126,045,667	151,034,207	125,960,351
Dilutive effect of:
Share-based compensation	234,350	-	269,390	-
Warrants		-	-	-
Weighted average fully diluted shares	151,835,402	126,045,667	151,303,597	125,960,351

Earnings per common share:
Basic	$0.15	$(0.04)	$0.26	$(0.03)
Diluted	$0.15	$(0.04)	$0.26	$(0.03)

The following options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Stock Options	3,494,093	4,534,699	3,354,531	4,453,495
Exercise Price
Low	$5.85	$5.60	$5.85	$5.60
High	$21.49	$21.49	$21.49	$21.49

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	June 30, 2011
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,979	$17	$-	$19,996
U.S. Government agency securities	4,996	81	-	5,077
State and municipal bonds	334,723	7,795	(7,657)	334,861
Agency mortgage-backed securities/	1,267,621	34,906	(1,816)	1,300,711
collateralized mortgage obligations
Non-agency collateralized mortgage obligations	18,632	475	(84)	19,023
Corporate securities and other	13,039	136	(570)	12,605
Marketable equity securities	3,759	733	(83)	4,409
Total	$1,662,749	$44,143	$(10,210)	$1,696,682

Held to Maturity
State and municipal bonds	$426,426	$10,200	$(2,623)	$434,003
Agency mortgage-backed securities/	91,083	2,974	-	$94,057
collateralized mortgage obligations
Non-agency collateralized mortgage obligations	1,069	33	-	$1,102
Total	$518,578	$13,207	$(2,623)	$529,162

	December 31, 2010
		Gross	Gross
(dollars in thousands)	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for Sale
U.S. Treasury securities	$19,952	$-	$(3)	$19,949
U.S. Government agency securities	4,995	99	-	5,094
State and municipal bonds	345,310	4,880	(16,836)	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	26,854	(11,648)	1,231,359
Non-agency collateralized mortgage obligations	25,071	280	(277)	25,074
Corporate securities and other	14,189	90	(1,245)	13,034
Marketable equity securities	3,759	506	(11)	4,254
Total	$1,629,429	$32,709	$(30,020)	$1,632,118

Held to Maturity
State and municipal bonds	$427,720	$1,281	$(12,593)	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	2,241	-	119,997
Non-agency collateralized mortgage obligations	1,481	46	-	1,527
Total	$546,957	$3,568	$(12,593)	$537,932

Gains and losses from sales of investment securities are as follows:

	For the six months
(dollars in thousands)	ended June 30,
	2011	2010
Gains	$-	$214
Losses	-	-
Net gains from sales of
investment securities	$-	$214

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, respectively.

June 30, 2011
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	285	$108,863	$(2,249)	$71,331	$(8,031)	$180,194	$(10,280)
Agency mortgage-backed securities/
collateralized mortgage obligations	44	217,650	(1,809)	253	(7)	217,903	(1,816)
Non-agency collateralized mortgage obligations	4	-	-	2,266	(84)	2,266	(84)
Corporate securities and other	10	2,907	(42)	3,953	(528)	6,860	(570)
Total debt securities	343	329,420	(4,100)	77,803	(8,650)	407,223	(12,750)
Marketable equity securities	3	639	(83)	-	-	639	(83)
Total	346	$330,059	$(4,183)	$77,803	$(8,650)	$407,862	$(12,833)

December 31, 2010
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities	1	$19,949	$(3)	$-	$-	$19,949	$(3)
State and municipal bonds	907	474,765	(17,811)	67,841	(11,618)	542,606	(29,429)
Agency mortgage-backed securities/
collateralized mortgage obligations	66	382,356	(11,647)	2,016	(1)	384,372	(11,648)
Non-agency collateralized mortgage obligations	7	3,363	(58)	4,195	(219)	7,558	(277)
Corporate securities and other	11	1,854	(151)	5,471	(1,094)	7,325	(1,245)
Total debt securities	992	882,287	(29,670)	79,523	(12,932)	961,810	(42,602)
Marketable equity securities	2	50	(11)	-	-	50	(11)
Total	994	$882,337	$(29,681)	$79,523	$(12,932)	$961,860	$(42,613)

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$27,731	$27,801	$4,148	$4,182
Due after one through five years	42,039	44,010	-	-
Due after five through ten years	200,968	211,561	30,516	31,378
Due after ten years	1,388,252	1,408,901	483,914	493,602
Marketable equity securities	3,759	4,409	-	-
	$1,662,749	$1,696,682	$518,578	$529,162

Investment securities were pledged as collateral for the following:

(dollars in thousands)	June 30,	December 31,
	2011	2010
Deposits	$859,601	$893,532
Repurchase agreements	798,153	835,640
Other	47,992	126,091
	$1,705,746	$1,855,263

Evaluation of Impairment of Securities

As of June 30, 2011 and December 31, 2010, there were no amounts recorded in OCI for the non credit-related component of OTTI.

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

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond (the Company primarily owns general obligation bonds and essential purpose revenue bonds), the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At June 30, 2011, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $75.3 million and $80.6 million as of June 30, 2011 and December 31, 2010, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the first half of 2011, the FHLB of Pittsburgh repurchased $5.3 million of its capital stock from the Company at par.

4.  LOANS

The following tables represent loan and lease classifications as of June 30, 2011 and December 31, 2010:

	Performing
June 30, 2011	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,064,154	$84,001	$229,448	$31,338	$2,408,941

CRE - permanent	703,308	39,039	61,841	14,376	818,564
CRE - construction	88,206	35,270	31,743	15,844	171,063
Commercial real estate	791,514	74,309	93,584	30,220	989,627

Residential mortgages	728,222	-	-	6,117	734,339
Home equity lines and loans	753,004	-	-	2,296	755,300
All other consumer	277,378	3,199	6,930	3,212	290,719
Consumer loans	1,758,604	3,199	6,930	11,625	1,780,358

Total loans and leases	$4,614,272	$161,509	$329,962	$73,183	$5,178,926

	Performing
December 31, 2010	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,032,157	$101,667	$266,179	$34,957	$2,434,960

CRE - permanent	649,122	48,213	53,832	17,821	768,988
CRE - construction	159,410	36,045	66,209	19,392	281,056
Commercial real estate	808,532	84,258	120,041	37,213	1,050,044

Residential mortgages	759,605	-	-	5,809	765,414
Home equity lines and loans	742,177	-	33	2,914	745,124
All other consumer	315,213	3,778	9,219	2,971	331,181
Consumer loans	1,816,995	3,778	9,252	11,694	1,841,719

Total loans and leases	$4,657,684	$189,703	$395,472	$83,864	$5,326,723

The following tables represent the details for past-due loans and leases as of June 30, 2011 and December 31, 2010:

June 30, 2011	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$4,557	$598	$63	$5,218	$2,372,448	$31,275	$2,408,941

CRE - permanent	2,204	233	-	2,437	804,248	11,879	818,564
CRE - construction	1,294	-	-	1,294	153,925	15,844	171,063
Commercial real estate	3,498	233	-	3,731	958,173	27,723	989,627

Residential mortgages	3,356	422	-	3,778	725,365	5,196	734,339
Home equity lines and loans	2,439	853	354	3,646	750,127	1,527	755,300
All other consumer	2,488	402	1,150	4,040	284,617	2,062	290,719
Consumer loans	8,283	1,677	1,504	11,464	1,760,109	8,785	1,780,358

Total loans and leases	$16,338	$2,508	$1,567	$20,413	$5,090,730	$67,783	$5,178,926

Percent of total loans and leases	0.32%	0.05%	0.03%	0.39%		1.31%

December 31, 2010	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$2,541	$2,740	$88	$5,369	$2,394,722	$34,869	$2,434,960

CRE - permanent	2,176	1,310	-	3,486	747,681	17,821	768,988
CRE - construction	1,061	2,500	-	3,561	258,103	19,392	281,056
Commercial real estate	3,237	3,810	-	7,047	1,005,784	37,213	1,050,044

Residential mortgages	5,240	1,487	7	6,734	752,878	5,802	765,414
Home equity lines and loans	3,688	745	781	5,214	737,777	2,133	745,124
All other consumer	2,185	380	877	3,442	325,645	2,094	331,181
Consumer loans	11,113	2,612	1,665	15,390	1,816,300	10,029	1,841,719

Total loans and leases	$16,891	$9,162	$1,753	$27,806	$5,216,806	$82,111	$5,326,723

Percent of total loans and leases	0.32%	0.17%	0.03%	0.52%		1.54%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

Changes in the allowance for loan and lease losses by loan portfolio for the three and six months ended June 30, 2011 are as follows:

June 30, 2011

Three months ended	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$65,791	$48,911	$20,118	$8,140	$142,960
Charge-offs	(5,430)	(2,358)	(2,724)	-	(10,512)
Recoveries	364	288	1,809	-	2,461
Provision	3,178	(2,299)	(794)	2,915	3,000
Ending balance	$63,903	$44,542	$18,409	$11,055	$137,909

Six months ended	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(14,999)	(7,671)	(6,595)	-	(29,265)
Recoveries	614	782	2,724	-	4,120
Provision	8,633	254	1,383	2,730	13,000
Ending balance	$63,903	$44,542	$18,409	$11,055	$137,909

Ending balance: individually evaluated for impairment	$4,186	$2,737	$302	$-	$7,225

Ending balance: collectively evaluated for impairment	$59,717	$41,805	$18,107	$11,055	$130,684

Total loans and leases	$2,408,941	$989,627	$1,780,358	$-	$5,178,926

Ending balance: individually evaluated for impairment	$31,275	$30,219	$10,122	$-	$71,616

Ending balance: collectively evaluated for impairment	$2,377,666	$959,408	$1,770,236	$-	$5,107,310

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

The Company did not have any loans acquired with deteriorated credit quality.

Changes in the allowance for loan and lease losses by loan portfolio for the three and six months ended June 30, 2010 are as follows:

June 30, 2010

Three months ended	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$80,297	$51,826	$15,157	$6,570	$153,850
Charge-offs	(10,342)	(8,047)	(8,927)	-	(27,316)
Recoveries	1,729	211	565	-	2,505
Provision	3,771	9,538	12,640	(949)	25,000
Ending balance	$75,455	$53,528	$19,435	$5,621	$154,039

Six months ended	Commercial 1	Commercial Real Estate 2	Consumer 3	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$73,030	$55,653	$13,828	$3,760	$146,271
Charge-offs	(13,476)	(28,038)	(13,284)	-	(54,798)
Recoveries	2,603	1,415	1,048	-	5,066
Provision	13,298	24,498	17,843	1,861	57,500
Ending balance	$75,455	$53,528	$19,435	$5,621	$154,039

Ending balance: individually evaluated for impairment	$5,501	$2,522	$2,195	$-	$10,218

Ending balance: collectively evaluated for impairment	$69,954	$51,006	$17,240	$5,621	$143,821

Total loans and leases	$2,605,133	$1,204,204	$1,946,898	$-	$5,756,235

Ending balance: individually evaluated for impairment	$33,923	$46,981	$15,295	$-	$96,199

Ending balance: collectively evaluated for impairment	$2,571,210	$1,157,223	$1,931,603	$-	$5,660,036

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

The Company did not have any loans acquired with deteriorated credit quality.

Impaired loan and lease details as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Contractual Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$12,478	$18,797	$31,275	$12,932	$44,207	$4,186	$33,038

CRE - permanent	2,976	11,399	14,375	9,436	23,811	58	16,404
CRE - construction	9,867	5,977	15,844	18,215	34,059	2,679	17,826
Commercial real estate	12,843	17,376	30,219	27,651	57,870	2,737	34,230

Residential mortgages	907	5,210	6,117	593	6,710	185	6,435
Home equity lines and loans	380	1,563	1,943	295	2,238	117	2,060
All other consumer	-	2,062	2,062	-	2,062	-	1,921
Consumer loans	1,287	8,835	10,122	888	11,010	302	10,416

Total loans and leases	$26,608	$45,008	$71,616	$41,471	$113,087	$7,225	$77,684

December 31, 2010	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Contractual Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$17,800	$17,069	$34,869	$3,729	$38,598	$6,473	$33,970

CRE - permanent	9,656	8,165	17,821	8,725	26,546	2,087	15,419
CRE - construction	-	19,392	19,392	20,163	39,555	-	35,302
Commercial real estate	9,656	27,557	37,213	28,888	66,101	2,087	50,721

Residential mortgages	-	5,802	5,802	648	6,450	-	13,965
Home equity lines and loans	-	2,133	2,133	390	2,523	-	2,789
All other consumer	-	2,094	2,094	4,182	6,276	-	3,058
Consumer loans	-	10,029	10,029	5,220	15,249	-	19,812

Total loans and leases	$27,456	$54,655	$82,111	$37,837	$119,948	$8,560	$104,503

Impaired and restructured loans:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$45,008	$-	$54,655	$-
Impaired loans with a specific reserve	22,775	6,982	27,456	8,560
Restructured loans (1)	3,833	243	-	-
Total impaired loans	$71,616	$7,225	$82,111	$8,560

Undrawn commitments to lend on restructured loans	$-		$-

(1)  Restructured loans include $2.5 of commercial loans modified during the second quarter of 2011 and $1.3 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

	For the three months		For the six months
(dollars in thousands)	ended June 30,		ended June 30,
	2011	2010	2011	2010
Gross interest due on impaired loans	$1,523	$1,860	$3,671	$3,984
Interest reversed (received) on impaired loans	6	(48)	(504)	(127)
Net impact of interest income on impaired loans	$1,529	$1,812	$3,167	$3,857

Average recorded investment in impaired loans	$73,405	$105,547	$77,684	$112,134

5.  DEPOSITS

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
Savings	$464,055	0.18%	$438,879	0.20%
NOW accounts	1,158,161	0.22%	1,181,850	0.23%
Money market accounts	1,631,779	0.60%	1,664,620	0.60%
CDs $100 or less	1,261,026	1.74%	1,378,060	1.89%
CDs greater than $100	589,329	1.49%	586,929	1.75%
Total interest bearing deposits	5,104,350	0.85%	5,250,338	0.97%
Total non-interest bearing deposits	839,811	-	808,835	-
Total deposits	$5,944,161	0.74%	$6,059,173	0.84%

At June 30, 2011 maturities of certificates of deposits were as follows:

(dollars in thousands)
2011	$806,056
2012	579,304
2013	171,252
2014	181,581
2015	60,800
Thereafter	51,362
$1,850,355

6.  BORROWINGS

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
Securities sold under repurchase agreements	$738,628	1.37%	$734,455	1.48%
Short-term borrowings	6,390	-	10,000	-
Federal Home Loan Bank advances	627,332	4.50%	703,761	4.35%
Subordinated debentures accounted for at fair value	65,940	7.85%	65,459	7.85%
Subordinated debentures accounted for at amortized cost¹	77,321	5.74%	77,321	5.73%
Total borrowings and other debt obligations	$1,515,611	3.21%	$1,590,996	3.22%

¹The cost includes the impact of the interest rate swaps.

7.   EQUITY

Common Stock

On January 7, 2011, Warburg Pincus LLC invested $86.7 million in National Penn Bancshares, Inc. common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ $150 million investment in the Company, and as a result, Warburg Pincus owns 16.4% of the Company’s common stock.

Series B Preferred Stock and Common Stock Warrant

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

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Total comprehensive income includes net income and certain other items which affect equity during the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$30,262	$7,054	$23,208

Unrealized gains on investment securities
available for sale	20,012	7,004	13,008
Unrealized gain on cash flow deriviatives	528	-	528
Other comprehensive income	20,540	7,004	13,536

Total comprehensive income	$50,802	$14,058	$36,744

	Six months ended June 30, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$53,579	$11,591	$41,988

Unrealized gains on investment securities
available for sale	31,245	10,936	20,309
Unrealized gain on cash flow deriviatives	1,045	-	1,045
Other comprehensive income	32,290	10,936	21,354

Total comprehensive income	$85,869	$22,527	$63,342

Accumulated other comprehensive income (loss) was comprised of the following components, after-tax:

(dollars in thousands)	June 30,	December 31,
	2011	2010
Unrealized gains on investment securities	$22,057	$1,748
Unrealized (losses) on cash flow hedges	(760)	(1,805)
Pension	(9,349)	(9,349)
Total accumulated other comprehensive income (loss)	$11,948	$(9,406)

9.  CONTINGENCIES

On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff's bank account by telemarketers, deposited into the telemarketers' accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class. National Penn plans on vigorously defending this lawsuit. Each of the defendants filed a motion to dismiss in response to the complaint. In late March 2011, the Court dismissed all defendants' motions without prejudice and ordered the Plaintiff to file a "RICO Statement" and set forth in detail the factual basis for Plaintiff's claims.  Plaintiff's RICO Statement was filed in April 2011.  National Penn renewed its motion to dismiss in May 2011 and briefing on the motion was completed at the end of July 2011.  National Penn expects that a decision will be issued in the third quarter of 2011.  If National Penn's renewed motion to dismiss is denied, the parties will take discovery and the Court will establish a schedule for a class certification motion and related briefing. To date, a class has not been certified.

10.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	For the period ending
(dollars in thousands)	June 30,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,436,246	$1,497,983
Commitments to fund mortgages held for sale	20,345	12,785
Commitments to sell mortgages to investors	29,197	17,145
Letters of credit	140,986	157,096

The Company enters into interest rate lock commitments with its loan customers which are intended for sale in the future. These commitments are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the closed loans to investors. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value.

Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2011 and December 31, 2010:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2011
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$760	0.27%	3.26%	0.33
Total derivatives used in hedging relationships		$75,000	$-	$760	0.27%	3.26%	0.33

December 31, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$1,805	0.29%	3.26%	0.83
Total derivatives used in hedging relationships		$75,000	$-	$1,805	0.29%	3.26%	0.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The interest rate swap transactions involved the exchange of the Company’s floating rate interest payments on the subordinated debentures for fixed rate interest payments without the exchange of the underlying principal amount. The term of these swaps were for a period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $1.3 million at June 30, 2011.

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships at June 30, 2011 and December 31, 2010 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2011
Receive fixed - pay floating
interest rate swaps	85	$ 199,071	$ 19,944	$ -	6.10%	1.83%	4.85
Pay fixed - receive floating
interest rate swaps	85	199,071	-	19,944	1.83%	6.10%	4.85
Net interest rate swaps		$ 398,142	$ 19,944	$ 19,944	3.96%	3.96%	4.85

December 31, 2010
Receive fixed - pay floating
interest rate swaps	82	$ 202,643	$ 20,384	$ -	6.10%	1.90%	4.95
Pay fixed - receive floating
interest rate swaps	82	202,643	-	20,384	1.90%	6.10%	4.95
Net interest rate swaps		$ 405,286	$ 20,384	$ 20,384	4.00%	4.00%	4.95

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

The following summarizes the Company’s derivative activity:

Derivative Activity	Balance Sheet Effect at June 30, 2011	Income Statement Effect For The Three Months Ended June 30, 2011	Income Statement Effect For The Six Months Ended June 30, 2011

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	Increase to other liabilities of $0.8 million and a corresponding decrease to OCI.	The ineffective portion is zero. Increase to interest expense of $0.6 million for net settlements.	The ineffective portion is zero. Increase to interest expense of $1.1 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $19.9 million.	No net effect on other operating income from offsetting $2.0 million change.	No net effect on other operating income from offsetting $0.4 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.6 million	Decrease to mortgage banking income of $0.7 million	Decrease to mortgage banking income of $0.6 million

Forward sale commitments	Increase to other assets of $0.5 million	Increase to mortgage banking income of $0.6 million	Increase to mortgage banking income of $0.6 million

	Balance Sheet Effect at	Income Statement Effect For The Three Months	Income Statement Effect For The Six Months
Derivative Activity	December 31, 2010	Ended June 30, 2010	Ended June 30, 2010

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	Increase to other liabilities of $1.8 million and a corresponding decrease to OCI.	The ineffective portion is zero. Increase to interest expense of $0.6 million for net settlements.	The ineffective portion is zero. Increase to interest expense of $1.1 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $20.4 million.	No net effect on other operating income from offsetting $2.0 million change.	No net effect on other operating income from offsetting $6.7 million changes.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million	Decrease to mortgage banking income of $0.6 million.	Increase to mortgage banking income of $0.5 million

Forward sale commitments	Increase to other liabilities of $0.1 million	Increase to mortgage banking income of $0.7 million.	Decrease to mortgage banking income of $0.7 million

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

•
Certain corporate securities owned by the Company are traded thinly or infrequently. Therefore, the fair value for these securities is determined by reference to transactions in other issues of these securities with similar yields and features.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers are used to fair value Level 3 investments.  Management changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Fair values for securities classified within Level 3 are determined as follows:

•
Certain corporate securities owned by the Company are not traded in active markets and prices for securities with similar features are unavailable. The fair value for each security is estimated in reference to benchmark transactions by security type based upon yields, credit spreads and option features.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of June 30, 2011 was $65.9 million.  Non-interest income included a loss of $0.5 million and $5.7 million for the change in fair value of the subordinated debenture for the six months ended June 30, 2011 and 2010, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price of the traded asset in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis, as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,996	$19,996	$-	$-
U.S. Government agency securities	5,077	-	5,077	-
State and municipal bonds	334,861	-	334,861	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,300,711	-	1,300,711	-
Non-agency collateralized mortgage obligations	19,023	-	19,023	-
Corporate securities and other	12,605	1,066	9,539	2,000
Marketable equity securities	4,409	3,318	-	1,091
Investment securities, available for sale	1,696,682	24,380	1,669,211	3,091

Forward sale commitments	508	-	508	-
Interest rate swap agreements	19,944	-	19,944	-

Liabilities
Subordinated debentures	$65,940	$65,940	$-	$-
Interest rate locks	$574	-	574	-
Interest rate swap agreements	20,704	-	20,704	-

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,949	$19,949	$-	$-
U.S. Government agency securities	5,094	-	5,094	-
State and municipal bonds	333,354	-	333,354	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	1,231,359	-
Non-agency collateralized mortgage obligations	25,074	-	25,074	-
Corporate securities and other	13,034	2,130	9,904	1,000
Marketable equity securities	4,254	3,140	-	1,114
Investment securities, available-for-sale	1,632,118	25,219	1,604,785	2,114

Interest rate locks	60	-	60	-
Interest rate swap agreements	20,384	-	20,384	-

Liabilities
Subordinated debentures	$65,459	$65,459	$-	$-
Forward sale commitments	53	-	53	-
Interest rate swap agreements	22,189	-	22,189	-

The following table presents activity for assets measured at fair value on a recurring basis for the six months ended June 30, 2011:

(dollars in thousands) Level 1	Beginning Balance January 1, 2011	Gains/(losses) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance June 30, 2011
U.S. Treasury securities	$19,949	$-	$20	$-	$-	$27	$-	$19,996
Corporate securities and other	2,130	-	(63)	-	(1,000)	(1)	-	1,066
Marketable equity securities	3,140	-	178	-	-	-	-	3,318
Total level 1	$25,219	$-	$135	$-	$(1,000)	$26	$-	$24,380

Level 2

U.S. Government agencies	$5,094	$-	$(18)	$-	$-	$1	$-	$5,077
State and municipal bonds	333,354	-	12,094	-	(12,330)	1,743	-	334,861
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	17,886	183,406	(129,502)	(2,438)	-	1,300,711
Non-agency collateralized
mortgage obligations	25,074	-	388	-	(6,457)	18	-	19,023
Corporate securities and other	9,904	-	783	857	(1,000)	(5)	(1,000)	9,539
Total level 2	$1,604,785	$-	$31,133	$184,263	$(149,289)	$(681)	$(1,000)	$1,669,211

Level 3

Corporate securities and other	$1,000	$-	$-	$-	$-	$-	$1,000	$2,000
Marketable equity securities	1,114	-	(23)	-	-	-	-	1,091
Total level 3	$2,114	$-	$(23)	$-	$-	$-	$1,000	$3,091

Total available for sale securities	$1,632,118	$-	$31,245	$184,263	$(150,289)	$(655)	$-	$1,696,682

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

(dollars in thousands)
June 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Loans held for sale	$-	$8,852	$-	$8,852
Impaired loans, net	-	-	64,391	64,391
OREO and other repossessed assets	-	-	8,407	8,407

December 31, 2010:
Assets
Loans held for sale	$-	$12,785	$-	$12,785
Impaired loans, net	-	-	73,551	73,551
OREO and other repossessed assets	-	-	7,453	7,453

Fair value for loans held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no write-downs recorded to loans held for sale as of June 30, 2011 and December 31, 2010.

Impaired and restructured loans totaled $71.6 million with a specific reserve of $7.2 million at June 30, 2011, compared to $82.1 million with a specific reserve of $8.6 million at December 31, 2010. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of OREO and other repossessed assets were $0.1 million for the three and six months ended June 30, 2011 and there were no write-downs as of December 31, 2010.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at June 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$619,050	$619,050	$702,382	$702,382
Investment securities available for sale	1,696,682	1,696,682	1,632,118	1,632,118
Investment securities held to maturity	518,578	529,162	546,957	537,932
Loans held for sale	8,852	8,918	12,785	12,795

Commercial and industrial loans and leases	982,167	967,799	960,765	947,722
Real estate loans:
Construction and land development	207,643	200,212	339,242	325,640
Residential	2,400,164	2,360,857	2,372,182	2,329,578
Other (non-farm, non-residential)	1,366,530	1,266,340	1,405,642	1,294,090
Loans to individuals	213,570	195,007	236,107	223,350
Total loans	5,170,074	4,990,215	5,313,938	5,120,380
Allowance for loan and lease losses	(137,909)	-	(150,054)	-
Net loans	$5,032,165	$4,990,215	$5,163,884	$5,120,380

OREO and other repossessed assets	8,407	8,407	7,453	7,453
Interest rate locks	-	-	60	60
Forward sale commitments	508	508	-	-
Interest rate swap agreements	19,944	19,944	20,384	20,384

LIABILITIES
Non-interest bearing deposits	$839,811	$839,811	$808,835	$808,835
Interest-bearing deposits	3,253,995	3,253,995	3,285,349	3,285,349
Deposits with stated maturities	1,850,355	1,862,368	1,964,989	1,979,819
Repurchase agreements
and short-term borrowings	745,018	745,018	744,455	744,455
FHLB advances	627,332	704,653	703,761	783,164
Subordinated debentures	143,261	143,261	142,780	142,780
Forward sale commitments	-	-	53	53
Interest rate locks	574	574	-	-
Interest rate swap agreements	20,704	20,704	22,189	22,189

The loan classifications in this table are based upon regulatory classifications.

For June 30, 2011 and December 31, 2010, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

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

Fair value for repurchase agreements and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.

Fair value for FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.

Fair value for subordinated debentures that float with LIBOR are estimated to equal the carrying amount exclusive of related hedges.

12.  RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of the Company and its subsidiaries.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements.   The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment.   The Company does not expect to make a contribution in 2011 because the plan’s credit balance would be applied toward reducing the contribution requirement.

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

Net periodic defined benefit pension expense for the six months ended June 30, 2011 and 2010 included the following components:

(dollars in thousands)	Six Months Ended June 30,
	2011	2010
Service cost	$60	$546
Interest cost	1,165	1,112
Expected return on plan assets	(1,370)	(1,401)
Amortization of prior service cost	-	(61)
Amortization of unrecongnized net actual loss	145	453
Net periodic benefit (gain) cost - recurring	-	649
Non-recurring curtailment gain	-	(4,066)
Net periodic benefit (gain) cost	$-	$(3,417)

13.  SHARE-BASED COMPENSATION

At June 30, 2011, the Company had certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2011, 2.0 million of these shares remain available for issuance.  The Company has 239,000 awards expiring during the next twelve months ending June 30, 2012.

As of June 30, 2011, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock options and approximately $2.5 million of unrecognized compensation cost for other share-based awards that is expected to be recognized over a weighted-average period of less than five years.

The table below summarizes activity related to share-based plans during the period:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Share-based compensation expense	$637	$492	$2,182	$895
Cash received	100	129	1,132	230
Intrinsic value of options exercised	480	125	3,112	188

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	June 30, 2011
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$8,573,827	$59,314	$8,633,141
Total deposits	5,944,161	-	5,944,161
Net interest income (expense)	67,131	(2,136)	64,995
Total non-interest income	12,454	9,934	22,388
Total non-interest expense	46,192	7,929	54,121
Net (loss) income available to common shareholders	24,699	(1,491)	23,208

	As of and for the Six Months Ended
	June 30, 2011
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (loss)	$135,183	$(4,218)	$130,965
Total non-interest income	26,219	20,353	46,572
Total non-interest expense	94,663	16,295	110,958
Net (loss) income available to common shareholders	45,069	(6,224)	38,845

	As of and for the Three Months Ended
	June 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,136,218	$85,909	$9,222,127
Total deposits	6,496,205	-	6,496,205
Net interest income (expense)	70,566	(1,923)	68,643
Total non-interest income	15,760	12,753	28,513
Total non-interest expense	59,536	7,027	66,563
Net (loss) income available to common shareholders	(3,799)	(1,745)	(5,544)

	As of and for the Six Months Ended
	June 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (loss)	$139,684	$(3,782)	$135,902
Total non-interest income	34,358	16,729	51,087
Total non-interest expense	110,288	13,932	124,220
Net (loss) income available to common shareholders	5,182	(8,805)	(3,623)

15.   GOODWILL

As of June 30, 2011, the Company performed the annual impairment test of goodwill for each of its reporting units, which are “community banking” and “other.” As of June 30, 2011, the carrying value of goodwill assigned to the community banking segment was approximately $235 million and the carrying value of goodwill assigned to the other segment was approximately $23 million. Both reporting units passed the step one goodwill impairment test with its fair value in excess of its carrying value, inclusive goodwill assigned to it. As a result, no further analysis was performed.

16.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board released clarifying guidance to establish a consistent framework for creditors to use in determining whether a loan modification represents a troubled debt restructuring. The additional guidance prescribes that in a troubled debt restructuring the Company must conclude that the borrower is experiencing financial difficulty and a concession has been granted to the borrower.  This guidance further clarifies what circumstances constitute a creditor concession and when a borrower is experiencing financial difficulty. The guidance became effective for the Company for the quarter beginning July 1, 2011, and adoption was required retrospectively to January 1, 2011. Adoption of this guidance did not materially impact the Company’s results of operations or financial condition.

17.   SUBSEQUENT EVENTS

On July 28, 2011 National Penn Bank and its primary regulator terminated the informal Memorandum of Understanding (MOU) as well as the related individual minimum capital requirements (IMCR) entered into on January 27, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and six months ended June 30, 2011, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At June 30, 2011, National Penn operated 123 retail branch offices. It has 122 retail branch offices in Pennsylvania and one retail branch office in Maryland through National Penn Bank and its KNBT, HomeTowne Heritage Bank, and Nittany Bank divisions.

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

Overview

Three and six months ended June 30, 2011:

(dollars in thousands, except per share data)
	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
EARNINGS
Total interest income	$87,740	$89,358	$98,308	$177,098	$197,145
Total interest expense	22,745	23,388	29,665	46,133	61,243
Net interest income	64,995	65,970	68,643	130,965	135,902
Provision for loan and lease losses	3,000	10,000	25,000	13,000	57,500
Net interest income after provision
for loan and lease losses	61,995	55,970	43,643	117,965	78,402
Net losses from fair value changes of
subordinated debentures	(430)	(51)	1,543	(481)	(5,718)
Other non-interest income	22,818	24,235	26,970	47,053	56,805
Goodwill impairment	-	-	8,250	-	8,250
Other non-interest expense	54,121	56,837	58,313	110,958	115,970
Income (loss) before income taxes	30,262	23,317	5,593	53,579	5,269
Income tax expense (benefit)	7,054	4,537	9,132	11,591	4,882
Net income	23,208	18,780	(3,539)	41,988	387
Preferred dividends and accretion of preferred discount	-	(1,691)	(2,005)	(1,691)	(4,010)
Accelerated accretion from redemption of preferred stock	-	(1,452)	-	(1,452)	-
Net income available to common shareholders	$23,208	$15,637	$(5,544)	$38,845	$(3,623)

Basic earnings available to common shareholders	$0.15	$0.10	$(0.04)	$0.26	$(0.03)
Diluted earnings available to common shareholders	0.15	0.10	(0.04)	0.26	(0.03)
Dividends per common share	0.01	0.01	0.01	0.02	0.02

Net interest margin	3.53%	3.58%	3.50%	3.56%	3.47%
Efficiency ratio (1)	58.25%	59.61%	57.72%	58.94%	58.12%
Return on average assets	1.08%	0.88%	NM	0.98%	NM

Asset Quality Metrics
Allowance / total loans and leases	2.66%	2.73%	2.68%
Non-performing loans / total loans and leases	1.42%	1.51%	1.73%
Delinquent loans / total loans and leases	0.39%	0.48%	0.58%
Allowance / non-performing loans and leases	188%	181%	155%
Annualized net charge-offs	0.62%	1.31%	1.70%	0.96%	1.69%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Net income available to common shareholders increased to $38.8 million for the six months ended, June 30, 2011 as compared to a $3.6 million loss in the prior year. For the second quarter of 2011 net income available to common shareholders was $23.2 million, an increase from $15.6 million for the first quarter of 2011 and a loss of $5.5 million in the previous year quarter.  Improvements in net income available to common shareholders resulted from the following items:

•
Sustained asset quality improvement resulted in a 77% decrease, or $44.5 million, to the provision for loan and lease losses (“provision”) to $13.0 million for the six months ended June 30, 2011, from $57.5 million for the six months ended June 30, 2010. In the second quarter 2011, the provision for loan and lease losses was $3.0 million, compared to $10.0 million in the first quarter of 2011 and $25.0 million in the prior year period. Delinquencies and the level of non-performing loans remain low while classified loans declined by 8% during the second quarter of 2011 and 16% since December 31, 2010. Allowance coverage ratios remain strong and totaled 188% of non-performing loans and leases and 2.66% of total loans and leases for June 30, 2011.

•
Earning assets have continued to decline primarily as a result of proactive management of lower quality credits, the divestiture of Christiana in 2010 and disciplined deposit pricing. The reduction of interest earning assets resulted in net interest income of $65.0 million for the second quarter and $131 million for year to date 2011. Deposit and customer management efforts led to overall improvement in deposit mix and have mitigated the managed declines of earning assets. As a result, net interest margin expanded to 3.56% as compared to 3.47% in the prior year. Net interest margin for the second quarter 2011 was 3.53%, a slight decrease from the first quarter 2011, for which net interest margin was 3.58%.

•
Other non-interest income remained comparable on a linked-quarter basis when considering the earnings from a mezzanine debt fund of $1.7 million in the first quarter of 2011.  Year to date other non-interest income totaled $47.0 million compared to $56.8 million in 2010 and included $3.2 million of earnings from Christiana, which was divested in December 2010, and a gain of $4.1 million from the curtailment of the Company’s pension plan during the first quarter of 2010.

•
Non-interest expense decreased by 4.8% on a linked quarter basis to $54.1 million and totaled $111 million for the six months ended June 30, 2011. The efficiency ratio was stable at 58.25%, for the second quarter of 2011, as management’s continues its focus on expense controls.

The following table reconciles the non-GAAP adjusted net income performance measure to the GAAP performance measure of net income available to common shareholders and diluted earnings per share. A more detailed description of these items is included in the beginning of Item 2 to this Report.

(dollars in thousands, except per share data)	Three Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010
Adjusted net income reconciliation
Net income available to common shareholders	$23,208	$15,637	$(5,544)
After tax unrealized fair market value (gain) loss on
subordinated debentures	-	-	(1,003)
Accelerated accretion from redemption of preferred stock	-	1,452	-
BOLI tax expense	-	-	8,081
Goodwill impairment	-	-	8,250
Adjusted net income available to common shareholders	$23,208	$17,089	$9,784

Earnings per share
Net income available to common shareholders	$0.15	$0.10	(0.04)
After tax unrealized fair market value loss on
subordinated debentures	-	-	(0.01)
Accelerated accretion from redemption of preferred stock	-	0.01	-
BOLI tax expense	-	-	0.06
Goodwill impairment	-	-	0.07
Adjusted net income available to common shareholders	$0.15	$0.11	$0.08

Adjusted net income excludes certain items which management believes affect the comparability of results between periods. There were no such adjustments for the second quarter 2011, and as a result adjusted net income totaled $23.2 million or $0.15 per diluted share. Adjusted net income for the first quarter 2011 totaled $17.1 million or $0.11 per diluted share, and $9.8 million, or $0.08 per diluted share for the second quarter of 2010. Adjusted net income continues to increase due to asset quality improvement, while earnings and expenses have remained relatively stable. Adjusted net income excluded the effects of the following items during the periods presented:

•	The first quarter of 2011 included accelerated accretion of $1.5 million from the repayment of TARP.
•
Non-interest income in 2010 included a $1.5 million gain, or $1.0 million after-tax, on the Company’s subordinated debentures accounted for at fair value, and a $4.1 million, or $2.6 million after-tax, gain on the curtailment of the Company’s defined benefit pension plan.

•	The second quarter 2010 included a non-tax deductible goodwill impairment charge of $8.3 million or $0.07 per common share, from the announced sale of Christiana.
•	Income tax expense for the three months ended June 30, 2010, included $8.1 million or $0.06 per common share, of income taxes related to the announced redemption of separate account BOLI.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of three and six months ended June 30, 2011

SUMMARY BALANCE SHEET	June 30, 2011	March 31, 2011	December 31, 2010
Total cash and cash equivalents	$619,050	$505,368	$702,382
Total assets	8,633,141	8,543,267	8,844,620
Investment securities and other securities	2,290,568	2,235,777	2,259,690
Total loans and leases	5,178,926	5,245,146	5,326,723
Deposits	5,944,161	5,933,016	6,059,173
Borrowings	1,515,611	1,472,987	1,590,996
Shareholders' equity	1,133,513	1,097,609	1,137,437
Tangible book value per common share (1)	$5.65	$5.40	$5.18
Tangible common equity / tangible assets (1)	10.25%	9.91%	8.27%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Assets

Loans and Leases

The Company’s customers are affected by economic conditions. Although the economy and credit environment continue to be uncertain, the Company has experienced stabilization in both its commercial and consumer loan portfolios, demonstrated by the sixth consecutive quarter of asset quality improvement. Reduced levels of commercial real estate exposure, particularly construction, and proactive management of lower quality credits has helped to mitigate the continuing impact of housing market conditions and declining real estate and commercial property values, which resulted in higher than historic levels of charge-offs throughout 2010 and 2009. The Company remains focused on customers’ needs and delivering solutions to them.

Federal Reserve economic data suggests the following trends:

•
Throughout the second quarter, the pace of recovery has slowed. Business activity has improved overall with retailers, auto dealers, and manufacturers reporting increases in sales, shipments and new orders but at a much slower pace than the previous quarter. Third District banks reported minimal change in loan volume outstanding and that credit quality has been improving. The general view is that loan demand will increase slightly going forward.

•
The commercial real estate sector has demonstrated minimal change. Vacancy rates have edged down due to companies trading up for higher quality. Residential real estate has shown an improved sales pace attributed to seasonality and buyers’ concern that mortgage rates are likely to increase in the future. Demographic and employment trends resulting from the economic downturn continue to impact demand for housing in the region, which has resulted in continued weakness in real estate and collateral values.

•
Employment data suggests that the stress in local labor markets has subsided somewhat with a slight year over year improvement.  Wage pressures are contained in most Districts, as abundant labor availability has continued to limit the pace of wage growth. In the Third District, wages were reported steady. Several Districts reported fuel surcharges have increased but in the Third District, there has been a limited ability to pass through these cost increases to consumers.

•	The outlook among Third District business contacts remains positive. Most agreed that slight growth will occur and improve throughout 2011.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the composition of the Company’s loan portfolio for June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30,	December 31,
	2011	2010	Increase/(decrease)
Commercial and industrial loans and leases	$2,408,941	$2,434,960	$(26,019)	(1.1)%

CRE - permanent	818,564	768,988	49,576	6.4%
CRE - construction	171,063	281,056	(109,993)	(39.1)%
Commercial real estate	989,627	1,050,044	(60,417)	(5.8)%

Residential mortgages	734,339	765,414	(31,075)	(4.1)%
Home equity lines and loans	755,300	745,124	10,176	1.4%
All other consumer	290,719	331,181	(40,462)	(12.2)%
Consumer loans	1,780,358	1,841,719	(61,361)	(3.3)%

Total loans and leases	$5,178,926	$5,326,723	$(147,797)	(2.8)%

Allowance for loan and lease losses	137,909	150,054	(12,145)	(8.1)%

Loans and leases, net	$5,041,017	$5,176,669	$(135,652)	(2.6)%

Net loans and leases decreased $136 million, or 2.6%, to $5.0 billion at June 30, 2011 from $5.2 billion at December 31, 2010. The allowance for loan and lease losses decreased to $137.9 million at June 30, 2011 from $150.1 million at December 31, 2010 due to net charge-offs of $25.1 million and a provision of $13.0 million for the six months ended June 30, 2011. Management’s efforts to reduce credit risk on the balance sheet resulted in a 16% decline in classified loans since December 31, 2010. Overall, loan balances have also declined as customers deleveraged their own balance sheets. Loan balances declined overall from managed reductions to construction loans exposure, which decreased $110 million from December 31, 2010, and residential mortgages which continue to decline as originations are primarily sold to investors. Improving overall asset quality metrics resulted in the reduction in provision and allowance during the first half of 2011 and particularly during the second quarter where the provision declined $7.0 million to $3.0 million on a linked-quarter basis.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	June 30,	March 31,	December 31,
	2011	2011	2010

Nonperforming loans	$73,183	$79,153	$83,864
Nonperforming loans to total loans	1.41%	1.51%	1.57%
Delinquent loans	$20,413	$25,342	$27,806
Delinquent loans to total loans	0.39%	0.48%	0.52%
Classified loans	$403,145	$438,275	$479,336
Classified loans to total loans	7.78%	8.36%	9.00%
Tier 1 capital and ALLL	$1,060,366	$1,032,433	$1,074,197
Classified loans to Tier 1 capital and ALLL	38.02%	42.45%	44.62%
Total loans and leases, including loans held for sale	$5,178,926	$5,245,146	$5,326,723

The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:

(dollars in thousands)	June 30,	March 31,	December 31,
	2011	2011	2010
Non-accrual commercial and industrial loans and leases	$31,275	$34,122	$34,869

Non-accrual commercial real estate-permanent	11,879	15,407	17,821
Non-accrual commercial real estate-construction	15,844	18,012	19,392
Total non-accrual commercial real estate loans	27,723	33,419	37,213

Non-accrual residential mortgages	5,196	5,303	5,802
Non-accrual home equity lines and loans	1,527	1,965	2,133
All other non-accrual consumer loans	2,062	1,810	2,094
Total non-accrual consumer loans	8,785	9,078	10,029

Total non-accrual loans	67,783	76,619	82,111

Restructured loans (1)	3,833	351	-
Loans 90+ days past due & still accruing	1,567	2,183	1,753
Total non-performing loans	73,183	79,153	83,864

Other real estate owned and other assets	8,407	7,653	7,453

Total non-performing assets	$81,590	$86,806	$91,317

Total loans and leases, including loans held for sale	$5,178,926	$5,245,146	$5,326,723
Average total loans and leases	$5,269,556	$5,311,204	$5,761,647
Allowance for loan and lease losses	$137,909	$142,960	$150,054

Allowance for loan and lease losses to:
Non-performing assets	169%	165%	164%
Non-performing loans	188%	181%	179%
Total loans and leases	2.66%	2.73%	2.82%
Average total loans and leases	2.62%	2.69%	2.60%

(1)  Restructured loans include $2.5 of commercial loans modified during the second quarter of 2011 and $1.3 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

The following table provides additional information on the Company’s non-accrual loans:

(dollars in thousands)	June 30,	March 31,	December 31,
	2011	2011	2010
Total non-accrual loans	$67,783	$76,619	$82,111

Non-accrual loans and leases with partial charge-offs	$35,127	$43,257	$33,351
Life-to-date partial charge-offs on nonaccrual loans and leases	$41,471	$40,025	$37,837

Charge-off rate of nonaccrual loans and leases with partial charge-offs	54.1%	48.1%	53.2%

Specific reserves on impaired loans	$7,225	$4,673	$8,560

At June 30, 2011, the Company’s non-accrual loans totaled $67.8 million and included $35.1 million of non-accrual loans which have been charged-off by 54.1% or $41.5 million. Non-accrual loans declined in all categories from December 31, 2010 to June 30, 2011. The Company’s non-accrual and restructured loans comprise its impaired loans and leases which are evaluated individually. Impaired loans have a specific reserve in the allowance of $7.2 million related to $26.6 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2011	2010	2011	2010

Commercial and industrial loans and leases	$5,066	$8,613	$14,385	$10,873

Commercial real estate-permanent	1,242	1,509	5,188	1,869
Commercial real estate-construction	828	6,327	1,701	24,754
Total commercial real estate loans	2,070	7,836	6,889	26,623

Residential mortgages	483	5,367	2,126	8,068
Home equity lines and loans	833	658	1,991	1,118
All other consumer loans	(401)	2,337	(246)	3,050
Total consumer loans	915	8,362	3,871	12,236

Net loans charged-off	$8,051	$24,811	$25,145	$49,732

Net charge-offs (annualized) to:
Total loans and leases	0.62%	1.73%	0.98%	1.74%
Average total loans and leases	0.62%	1.70%	0.96%	1.69%
Allowance for loan and lease losses	23.42%	64.60%	36.77%	65.11%

Consistent focus on asset quality has resulted in sustained asset quality improvements. As a result, net loan charge-offs decreased to $25.1 million in the first half of 2011, compared to net loan charge-offs of $49.7 million during the same period in 2010. On a linked quarter basis, charge-offs declined by $9.0 million from the first quarter of 2011 and $16.8 million from the second quarter 2010 to $8.1 million in the second quarter of 2011. Annualized net charge-offs as a percentage of average loans and leases decreased to 0.96% for the first half of 2011 compared to 1.69% for the prior year period. For the second quarter of 2011, annualized net loan charge-offs decreased to 0.62%, the lowest rate in ten quarters. Efforts to reduce exposure to commercial real estate-construction loans throughout 2009 and 2010 has reduced the portfolio to $171 million, or 3.3% of total loans and leases at June 30, 2011, compared to $281 million or 5.3% of total loans and leases at December 31, 2010. The reduced level of construction loans has  resulted in decreases in net charge-off levels throughout those periods. Management’s timely resolution of lower quality credits has helped to position the Company for future opportunities and reduce its relative risk profile.

The following table shows a roll-forward of the allowance for loan and lease losses:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance at beginning of period	$142,960	$153,850	$150,054	$146,271
Charge-offs:
Commercial and industrial loans and leases	5,430	10,342	14,999	13,476
Commercial real estate	2,358	8,047	7,671	28,038
Consumer loans	2,724	8,927	6,595	13,284
Total charge-offs	10,512	27,316	29,265	54,798

Recoveries:
Commercial and industrial loans and leases	364	1,729	614	2,603
Commercial real estate	288	211	782	1,415
Consumer loans	1,809	565	2,724	1,048
Total recoveries	2,461	2,505	4,120	5,066
Net charge-offs	8,051	24,811	25,145	49,732
Provision charged to expense	3,000	25,000	13,000	57,500
Balance at end of period	$137,909	$154,039	$137,909	$154,039

The following table shows the composition of the allowance for loan and lease losses:

(dollars in thousands)	June 30,	December 31,
	2011	2010
Specific reserves	$7,225	$8,560
Allocated reserves	119,629	133,169
Unallocated reserves	11,055	8,325
Total allowance for loan and lease losses	$137,909	$150,054

Overall, the allowance decreased to $137.9 million at June 30, 2011 and represents 2.66% of total loans and leases and 188% of non-performing loans, compared to $150.0 million at December 31, 2010, or 2.82% of total loans and leases and 179% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality, which began in 2010 and continued through June 30, 2011. These improvements resulted in a provision for loan and lease losses of $13.0 million for the six months ended June 30, 2011, a $44.5 million decrease from $57.5 million for the first half of 2010.

Liabilities

Liabilities totaled $7.5 billion at June 30, 2011 a decrease of $208 million, or 2.7%, from $7.7 billion at December 31, 2010. Total deposits, the Company’s primary source of funding, decreased $115 million during the first six months of 2011. The decrease in interest bearing deposits was the result of the Company’s continued efforts to improve deposit mix and manage high cost, non-relationship based wholesale, and time deposit customers.  At June 30, 2011, transaction, savings and money market accounts comprised 69% of deposits.  The cost of deposits declined by 10 basis points to 0.74% for the quarter ended June 30, 2011 compared to December 31, 2010 resulting from disciplined deposit pricing.

(dollars in thousands)
	June 30, 2011	December 31, 2010	Increase/(decrease)
Non-interest bearing deposits	$839,811	$808,835	$30,976	3.8%
Savings	464,055	438,879	25,176	5.7%
NOW accounts	1,158,161	1,181,850	(23,689)	(2.0)%
Money market accounts	1,631,779	1,664,620	(32,841)	(2.0)%
CDs $100 or less	1,261,026	1,378,060	(117,034)	(8.5)%
CDs greater than $100	589,329	586,929	2,400	0.4%
Total deposits	$5,944,161	$6,059,173	$(115,012)	(1.9)%

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.5 billion at June 30, 2011, which was a decrease of $75.4 million or 4.7% from December 31, 2010.

•	Securities sold under repurchase agreements totaled $739 million at June 30, 2011 and were relatively unchanged from December 31, 2010.
•	FHLB advances decreased $76.4 million, or 10.9%, to $627 million at June 30, 2011 from $704 million at December 31, 2010, due to advances that matured and were not replaced.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2011, a decrease of $3.9 million from December 31, 2010. Activity during the six months ended June 30, 2011 included:

•	Net income of $42.0 million;
•	Net proceeds from the Warburg Pincus second closing of $84.5 million.
•	Redemption of Series B preferred stock, including accelerated accretion of $1.5 million, for $150 million.
•	Repurchase of common stock warrant of $1.0 million.
•	Accumulated other comprehensive income of $21.4 million.
•	Cash dividends on preferred stock of $1.6 million; and
•	Cash dividends on common stock of $3.0 million.

Results of operations for the six months ended June 30, 2011 and June 30, 2010

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the six months ended June 30, 2011 as compared to the same period in 2010.  Interest income and yields are presented on a full taxable equivalent (“FTE”) basis, using a 35% effective tax rate.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	For the six months ended June 30,
	2011			2010
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$487,806	$515	0.21%	$399,704	$466	0.23%

U.S. Treasury	19,974	27	0.27%	145,584	298	0.41%
U.S. Government agencies	1,374,367	21,549	3.16%	1,176,592	20,948	3.59%
State and municipal*	761,978	25,710	6.80%	796,114	26,859	6.80%
Other bonds and securities	95,602	1,333	2.81%	98,609	1,309	2.68%
Total investments	2,251,921	48,619	4.35%	2,216,899	49,414	4.49%

Commercial loans and lease financing*	3,430,280	89,644	5.27%	3,973,926	104,590	5.31%
Installment loans	918,946	22,993	5.05%	959,981	25,100	5.27%
Mortgage loans	920,330	25,561	5.60%	986,883	28,456	5.81%
Total loans and leases	5,269,556	138,198	5.29%	5,920,790	158,146	5.39%
Total earning assets	8,009,283	187,332	4.72%	8,537,393	208,026	4.91%
Allowance for loan and lease losses	(152,189)			(163,947)
Non-interest earning assets	793,411			909,067

Total assets	$8,650,505			$9,282,513

INTEREST BEARING LIABILITIES:
Interest bearing deposits	5,142,615	22,381	0.88%	$5,737,498	$34,745	1.22%

Securities sold under repurchase agreements	699,057	4,741	1.37%	744,095	5,682	1.54%
Short-term borrowings	6,781	-	0.00%	6,926	-	0.00%
Federal Home Loan Bank advances	639,301	14,256	4.50%	746,210	16,064	4.34%
Subordinated debentures	142,808	4,755	6.72%	136,090	4,753	7.04%
Total interest bearing liabilities	6,630,562	46,133	1.40%	7,370,819	61,244	1.68%
Non-interest bearing deposits	825,736			799,434
Other non-interest bearing liabilities	42,828			36,637
Total liabilities	7,499,126			8,206,890
Equity capital	1,151,379			1,075,623
Total liabilities and equity capital	$8,650,505			$9,282,513
INTEREST RATE MARGIN**		141,199	3.56%		146,782	3.47%
Tax equivalent interest		10,234			10,880
Net interest income		$130,965			$135,902

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

(dollars in thousands)	Six Months Ended June 30,
	2011 compared to 2010
	Volume	Rate	Total
Interest Income
Interest earning deposits at banks	$96	$(47)	$49
Securities
U.S. Treasury	(195)	(76)	(271)
U.S. Agencies	3,275	(2,674)	601
State and municipal	(1,152)	4	(1,148)
Other bonds and securities	(41)	65	24
Total investment securities	1,887	(2,681)	(794)
Loans
Commercial loans and leases	(14,212)	(734)	(14,946)
Installment loans	(1,050)	(1,056)	(2,106)
Loans held for sale	(1,874)	(1,022)	(2,896)
Total loans	(17,136)	(2,812)	(19,948)
Total interest income	$(15,153)	$(5,540)	$(20,693)

Interest Expense
Interest bearing deposits	$(3,330)	$(9,034)	$(12,364)

Securities sold under repurchase agreements	(330)	(611)	(941)
Short-term borrowings	-	-	-
Federal Home Loan advances	(2,367)	560	(1,807)
Subordinated debentures	229	(227)	2
Total borrowed funds	(2,468)	(278)	(2,746)
Total interest expense	(5,798)	(9,312)	(15,110)
Increase (decrease) in interest income	$(9,355)	$3,772	$(5,583)

Overall average earning assets declined to $8.0 billion as a result of management’s focus on improving deposit mix by managing high cost, non-relationship based wholesale, and time deposit customers and due to the divestiture of Christiana. At June 30, 2011, transaction, savings and money market accounts comprised 69% of deposits compared to 64% at June 30, 2010.  Time deposits were the largest source of decline and decreased $463 million to $1.9 billion at June 30, 2011, including approximately $35 million of time deposits at Christiana. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 31 basis points to 0.76% for the six months ended June 30, 2011.

Interest expense decreased by 24.7%, or $15.1 million, and totaled $46.1 million for the six months ended June 30, 2011. The improvement in interest expense mitigated the effect of decreasing asset yields, but managed reductions to earning assets resulted in a 10.2%, or $20 million decrease to interest income ($20.7 million on a FTE basis), which totaled $177 million for the first six months of 2011. Net interest income for the six months ended June 30, 2011 was $131 million, a decrease of $4.9 million, or 3.6%, compared to $136 million for the first six months of 2010. The net interest margin expanded 9 basis points to 3.56% for the first half of 2011 from 3.47% in the prior year period.

Provision for Loan and Lease Losses

The provision for loan and lease losses totaled $13.0 million for the six months ended June 30, 2011, compared to $57.5 million for the same period in 2010. The reduction to the provision was due to sustained improvement in asset quality. For the quarter ended June 30, 2011, delinquencies remained stable at 0.39% of total loans and leases, net charge-offs declined to $8.1 million or 0.62% of average loans. The decrease in charge-offs was the sixth quarter of decline which began in the first quarter of 2010. Classified loans declined 16% from December 31, 2010 and non-performing loans declined by 13% to 1.41% of total loans and leases. The allowance as a percentage of non-performing loans increased to 188% at June 30, 2011, and the allowance to total loans and leases remained strong at 2.66%. For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Six Months
	Ended June 30,
NON-INTEREST INCOME	2011	2010	Increase (Decrease)
Wealth management income	$11,780	$14,339	$(2,559)	(17.8)%
Service charges on deposit accounts	9,280	10,787	(1,507)	(14.0)%
Insurance commissions and fees	6,741	7,410	(669)	(9.0)%
Cash management and electronic banking fees	9,016	8,772	244	2.8%
Mortgage banking income	2,094	2,384	(290)	(12.2)%
Bank owned life insurance income	2,453	3,263	(810)	(24.8)%
Equity in undistributed net earnings of unconsolidated investments	1,816	700	1,116	159.4%
Gain on pension plan curtailment	-	4,066	(4,066)	(100.0)%
Other operating income	3,873	5,504	(1,631)	(29.6)%
Net losses from fair value changes of subordinate debentures	(481)	(5,718)	5,237	(91.6)%
Net gains (losses) on sales of investment securities	-	214	(214)	NM
Loans held for sale
Impairment losses on investment securities	-	(634)	634	NM
Non credit-related losses on securities not expected to be sold recognized			-
in other comprehensive loss before tax	-	-	-
Net impairment losses on investment securities	-	(634)	634	NM
Total non-interest income	$46,572	$51,087	$(4,515)	(8.8)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

The $4.5 million decrease in non-interest income for the six months ended June 30, 2011 compared to the quarter ended June, 2010 was primarily due to the following items:

Increases:

•
Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and increased $1.1 million to $1.8 million, as the timing of fund activities and “exits” vary.

•	Loss on the Company’s subordinated debentures (Nasdaq: NPBCO) accounted for at fair value reduced non-interest income in 2010 by $5.7 million compared to $0.5 million in 2011.
Decreases:

•	The six months ended June 30, 2010 included a gain of $4.1 million from the curtailment of the Company’s defined benefit pension plan.
•
Exclusive of Christiana’s divestiture in December 2010, wealth management income increased $0.6 million due to increased commission income on retail investment product sales and the positive impact of appreciation of the equity markets on fee-based business. Overall, wealth management income decreased modestly by $2.6 million, to $11.8 million for the six months ended June 30, 2011, as Christiana contributed $3.2 million of wealth management income during the six months ended June 30, 2010.

•
Service charges on deposit accounts declined $1.5 million to $9.3 million for the six months ended June 30, 2011 as a result of reduced overdraft volume and the impact of regulatory changes affecting electronic customer transactions.

Non-Interest Expense

(dollars in thousands)	Six Months
	Ended June 30,
NON-INTEREST EXPENSE	2011	2010	Increase (Decrease)
Salaries, wages and employee benefits	$61,857	$60,428	$1,429	2.4%
Net premises and equipment	14,059	15,207	(1,148)	(7.6)%
Goodwill impairment	-	8,250	(8,250)	NM
FDIC insurance	6,183	8,153	(1,970)	(24.2)%
Other operating expenses	28,859	32,182	(3,323)	(10.3)%
Total non-interest expense	$110,958	$124,220	$(13,262)	(10.7)%

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)

Efficiency Ratio Calculation
Non-interest expense	$110,958	$124,220
Less:
Goodwill impairment	-	8,250
Operating expenses	$110,958	$115,970

Net interest income (taxable equivalent)	$141,199	$146,782

Non-interest income	46,572	51,087
Less:
Gain on pension plan curtailment	-	4,066
Net losses from fair value changes	(481)	(5,718)
Adjusted revenue	$188,252	$199,521

Efficiency Ratio	58.94%	58.12%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Non-interest expense, exclusive of $12.6 million of Christiana expenses (including goodwill impairment) included in 2010, decreased $0.7 million in the six months ended June 30, 2011 when compared to the prior year. Continued focus on expense controls reduced expenses overall as demonstrated by the efficiency ratio of 58.94%.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 was $11.6 million compared to $4.9 million for the six months ended June 30, 2010. Tax expense for the six months ended June 30, 2010 included $8.1 million of taxes related to the redemption of separate account BOLI, while tax expense for the first half of 2011 reflects increasing pre-tax income with a relatively consistent level of tax free income. The Company’s net deferred tax asset (“DTA”) decreased to $72.5 million at June 30, 2011 primarily from a reduction to the allowance for loan and lease losses and an increase in the fair value of investment securities available for sale.

Each quarter, the Company evaluates the realizability of the DTA. As of June 30, 2011, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Since December 31, 2010, the Company has continued to demonstrate increased profitability and performance in line with management projections. Therefore, management believes that the DTA continues to be realizable and will be fully utilized as planned.

If there are substantial, adverse economic developments that deteriorate credit quality or profitability, the judgments made regarding the Company’s ability to utilize the DTA may change. This would result in additional income tax expense being recorded in the Consolidated Statement of Operations. These types of events or a valuation allowance would impact regulatory capital by the amount of the DTA included in regulatory capital.

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of June 30, 2011:

		Payments Due by Period:
			After one	After three
		One Year	year to	years to	More than
(dollars in thousands)	Total	or less	three years	five years	5 Years

	$1,850,355	$1,212,999	$431,044	$198,320	$7,992
Federal Home Loan Bank advances	627,332	90,605	54,500	74,000	408,227
Subordinated debentures	143,261	-	-	-	143,261
Minimum annual rentals on non-cancelable operating leases	43,519	7,098	10,460	8,572	17,389
Total	$2,664,467	$1,310,702	$496,004	$280,892	$576,869

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

As measured using the Consolidated Statement of Cash Flows, the Company used $83.3 million and $0.9 million in net cash and equivalents for the six months ended June 30, 2011 and 2010, respectively. Cash was deployed during the first six months of 2011, in the following ways:

Financing activities

•	$150 million repayment of Series B Preferred stock
•	$1.0 million repurchase of common stock warrants
•	$115 million reduction in certificates of deposit
•	$76.0 million of payments for maturing of FHLB advances

Investing activities

•	$184 million of investment security purchases

Operating activities generated $68.3 million of net cash for the six months ended June 30, 2011 compared to $86.9 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, cash was generated from the following additional sources:

Investing activities

•	$150 million of maturities and repayments of investment securities available-for-sale
•	$114 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$84.5 million of issuance of common stock in private placement

Capital

At June 30, 2011, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010

The Company	11.20%	10.59%	16.43%	16.12%	17.68%	17.38%
National Penn Bank	10.10%	8.89%	14.93%	13.39%	16.19%	14.65%
"Well Capitalized" institution	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%
under banking regulations

Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.  Beginning in the second quarter of 2010, a portion of the net deferred tax asset was included in the computation of National Penn and National Penn Bank’s capital and as of June 30, 2011 continues to be included in the computation.

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2011:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan comitments	$1,436,246	$740,831	$145,046	$117,300	$433,069
Letters of credit	140,986	95,511	42,348	465	2,662
Total	$1,577,232	$836,342	$187,394	$117,765	$435,731

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at June 30, 2011.

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

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally include accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities and or repricing of assets and liabilities (“gap risk”),
•	Risk that assets will repay or customers withdraw prior to contractual maturity (“option risk”),
•	Non-parallel changes in the slope of the yield curve (“yield curve risk”), and
•	Variation in rate movements of different indices (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,
•	Changes to maturity terms offered on products,
•	Changes to types of products offered, and/or
•	Use of wholesale products such as advances from the FHLB or interest rate swaps.
Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. Minimizing the balance sheet’s maturity and repricing risk is a continual focus in a changing rate environment.

The Company uses a simulation model to identify and manage its interest rate risk profile.  The model measures projected net interest income “at-risk” and anticipated changes in net income for a rolling twelve month period.  The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates Company-developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments.

The Company also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.  While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, this model is an important guidance tool for ALCO.

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income for the subsequent twelve months:

Change in Interest Rates	Change in Net Interest Income
(in basis points)	June 30, 2011	June 30, 2010
+ 300	7.2%	8.8%
+ 200	4.6%	5.8%
+100	2.1%	2.8%
- 100	-2.1%	-2.8%

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

As of June 30, 2011, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

National Penn’s failure to comply with the pervasive and comprehensive federal and state regulatory requirements to which its operations are subject may harm its business and financial results, its reputation, and its share price.

National Penn is supervised by the Federal Reserve, and National Penn Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”). Accordingly, National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations, which puts each of them at risk of being the subject of a formal or informal supervisory enforcement action. The expansive regulatory framework is primarily designed to protect consumers, depositors and the government’s deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny.  Failure by National Penn to comply with these requirements could result in adverse action by regulators, which would negatively affect National Penn’s reputation and could adversely affect National Penn’s ability to manage its business, and as a result, could be materially adverse to National Penn’s shareholders.

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

•	The creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.
•	Provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended.
•	A provision that broadens the base for FDIC insurance assessments.
•
A provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

•	The requirement that National Penn submit its executive compensation program to an advisory (non-binding) shareholder vote.

While a few of the Dodd-Frank Act’s provisions became effective immediately, many have yet to be implemented because the issuance of some rules has been delayed and the deadlines for adoption of other rules have not yet been reached.  In addition to the regulatory requirements of the Dodd-Frank Act, National Penn is subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and its implementing rules as they are finalized and released.  Doing so may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

National Penn’s credit quality may remain challenging throughout 2011. Deterioration in the quality of National Penn's credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

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

National Penn maintains an investment portfolio that includes, but is not limited to, municipal bonds, bank equity securities, and individual trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. National Penn periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. National Penn may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If National Penn determines that a significant impairment has occurred, National Penn would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

National Penn's investment portfolio includes approximately $49 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of June 30, 2011. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. In addition, the debt ceiling crisis being experienced by the United States Federal government could indirectly adversely affect the Home Loan Bank system. In order to avail itself of correspondent banking services offered by the Home Loan Bank, National Penn must remain a member of the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At June 30, 2011, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

Bank failures over recent years severely depleted the FDIC’s insurance fund.  In response, the FDIC took various measures in 2009 and early 2010. The Dodd-Frank Act, adopted in July 21, 2010, requires the FDIC to increase reserves against future losses, which will require increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. Any future increases in assessments or higher periodic fees could adversely affect National Penn’s earnings.

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

In conducting its business, National Penn relies heavily on its information systems. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not. Any such failure, interruption or breach could result in failures or disruptions in National Penn's customer relationship management, general ledger, deposit, loan and other systems.  A breach of National Penn’s information security may result from fraudulent activity committed against National Penn or its clients, resulting in financial loss to National Penn or its clients, or privacy breaches against National Penn’s clients.  Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering or other deceptive acts.  The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions or security breaches of National Penn's information systems could damage National Penn's reputation, cause National Penn to incur additional expenses, result in losses to National Penn or its clients, result in a loss of customer business and data, affect National Penn’s ability to grow its online services or other businesses, subject National Penn to regulatory sanctions or additional regulatory scrutiny, or expose National Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on National Penn's financial condition and results of operations.

If National Penn's information technology is unable to keep pace with its growth or industry developments, National Penn's financial performance may suffer.

Effective and competitive delivery of National Penn's products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors, such as firms which license their software solutions to National Penn. In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs. National Penn's future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of National Penn's competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for National Penn.  There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 151.7 million shares were outstanding as of June 30, 2011, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of June 30, 2011, National Penn Bank did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In July 2011, National Penn’s Board of Directors approved a third quarter 2011 cash dividend of $0.03 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended June 30, 2011.

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 9, 2011	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	August 9, 2011	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer