Form 10-Q/A
period 2011-06-30
NATIONAL PENN BANCSHARES INC
filed 2011-09-08
CIK 700733

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

Explanatory Note

The sole purpose of this Amendment No.1 to National Penn Bancshares, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 XBRL (Extensible Business Reporting Language) interactive data files in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report furnishes the following financial and related information from National Penn Bancshares, Inc.' s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) the consolidated balance sheets at June 30, 2011 (unaudited) and December 31, 2010, (ii) the unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the unaudited consolidated statements of changes in shareholders' equity for the six months ended June 30, 2011, (iv) the unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the unaudited consolidated financial statements.

No other changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A Amendment No.1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 1O-Q.

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

Item 6. Exhibits.

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated April 24, 2009, as filed on April 24, 2009.)#

3.2	Bylaws, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated March 24, 2010, as filed on March 29, 2010.)#

3.3	Bylaws, as amended, of National Penn Bank (Incorporated by reference to Exhibit 3.2 to National Penn's Report on Form 8-K dated December 2, 2008, as filed on December 2, 2008.)#

10.1
Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury.  (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated April 13, 2011, as filed on April 13, 2011.)#

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

101.INS XBRL	Instance Document.t

101.SCH XBRL	Taxonomy Extension Schema Document.t

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.t

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.t

101.LAB XBRL	Taxonomy Extension Label Linkbase Document.t

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.t

* Denotes a compensatory plan or arrangement.
# Previously filed or furnished with, or incorporated by reference into, National Penn Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 9, 2011).
t Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	September 8, 2011	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	September 8, 2011	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer