Form 10-Q
period 2011-09-30
NATIONAL PENN BANCSHARES INC
filed 2011-11-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, no stated par value	151,741,207 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$116,057	$90,283
Interest-earning deposits with banks	422,942	612,099
Total cash and cash equivalents	538,999	702,382

Investment securities available for sale, at fair value	1,790,654	1,632,118
Investment securities held to maturity
(Fair value $533,422 and $537,932 for 2011 and 2010, respectively)	509,773	546,957
Other securities	72,851	80,615
Loans held for sale	17,144	12,785
Loans and leases, net of allowance for loan and lease losses of $131,073 and $150,054
for 2011 and 2010, respectively	5,013,058	5,163,884
Premises and equipment, net	100,880	105,483
Accrued interest receivable	33,110	33,829
Bank owned life insurance	137,017	134,154
Other real estate owned and other repossessed assets	8,029	7,453
Goodwill	258,279	258,279
Other intangible assets, net	17,370	22,217
Unconsolidated investments under the equity method	11,927	11,482
Other assets	102,550	132,982
TOTAL ASSETS	$8,611,641	$8,844,620

LIABILITIES
Non-interest bearing deposits	$833,311	$808,835
Interest bearing deposits	5,159,680	5,250,338
Total deposits	5,992,991	6,059,173

Securities sold under repurchase agreements	640,099	734,455
Short-term borrowings	6,400	10,000
Federal Home Loan Bank advances	619,946	703,761
Subordinated debentures	143,767	142,780
Accrued interest payable and other liabilities	44,234	57,014
TOTAL LIABILITIES	7,447,437	7,707,183

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of December 31, 2010	-	148,441
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding: September 30, 2011 - 151,714,696; December 31, 2010 - 136,792,414	1,380,728	1,292,342
Accumulated deficit	(237,862)	(293,940)
Accumulated other comprehensive income (loss)	21,338	(9,406)
TOTAL SHAREHOLDERS' EQUITY	1,164,204	1,137,437

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,611,641	$8,844,620

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
(dollars in thousands, except per share data)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans and leases, including fees	$65,795	$76,227	$202,576	$232,711
Investment securities
Taxable	11,591	11,157	34,500	33,712
Tax-exempt	8,337	8,697	25,231	26,338
Deposits with banks	332	279	846	744
Total interest income	86,055	96,360	263,153	293,505
INTEREST EXPENSE
Deposits	9,881	15,773	32,262	50,518
Securities sold under repurchase agreements	2,290	2,757	7,031	8,439
Short-term borrowings	-	-	-	-
Federal Home Loan Bank advances	7,073	7,742	21,329	23,805
Subordinated debentures	2,394	2,398	7,149	7,151
Total interest expense	21,638	28,670	67,771	89,913
Net interest income	64,417	67,690	195,382	203,592
Provision for loan and lease losses	-	20,000	13,000	77,500
Net interest income after provision for loan and lease losses	64,417	47,690	182,382	126,092
NON-INTEREST INCOME
Wealth management	6,227	6,997	18,007	21,336
Service charges on deposit accounts	4,880	5,419	14,160	16,206
Insurance commissions and fees	3,406	3,499	10,147	10,909
Cash management and electronic banking fees	4,590	4,548	13,606	13,320
Mortgage banking	1,349	2,424	3,443	4,808
Bank owned life insurance	1,733	1,168	4,186	4,431
Earnings of unconsolidated investments	99	(41)	1,915	659
Gain on pension plan curtailment	-	-	-	4,066
Loss on sale of building	(1,000)	-	(1,000)	-
Loss on debt extinguishment	(998)	-	(998)	-
Other operating income	2,339	2,381	6,212	7,885
Net (losses) from fair value changes on subordinated debentures	(506)	(2,606)	(987)	(8,324)
Net gains on sales of investment securities	1,022	-	1,022	214

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	-	(312)	-	(946)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	-	-
Net impairment losses on investment securities	-	(312)	-	(946)
Total non-interest income	23,141	23,477	69,713	74,564

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,809	31,544	92,666	91,972
Net premises and equipment	7,228	7,256	21,287	22,463
Goodwill impairment	-	-	-	8,250
FDIC insurance	2,213	3,641	8,396	11,794
Other operating expenses	14,803	15,524	43,662	47,706
Total non-interest expense	55,053	57,965	166,011	182,185
Income before income taxes	32,505	13,202	86,084	18,471
Income tax expense	7,692	895	19,283	5,777
NET INCOME	24,813	12,307	66,801	12,694
Preferred dividends and accretion of preferred discount	-	(2,006)	(1,691)	(6,016)
Accelerated accretion from redemption of preferred stock	-	-	(1,452)	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$24,813	$10,301	$63,658	$6,678
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.16	$0.08	$0.42	$0.05
Diluted earnings available to common shareholders	$0.16	$0.08	$0.42	$0.05
Dividends paid in cash	$0.03	$0.01	$0.05	$0.03

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
(dollars in thousands, except share data)			Series B		Other
	Common		Preferred	Accumulated	Comprehensive
	Shares	Value	Stock	Deficit	(Loss) Income	Total
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$1,137,437
Comprehensive income:
Net income				66,801		66,801
Other comprehensive income, net of taxes					30,744	30,744
Total comprehensive income				66,801	30,744	97,545

Cash dividends declared common				(7,581)		(7,581)
Cash dividends declared preferred				(1,583)		(1,583)
Shares issued under share-based plans,
net of excess tax benefits	591,703	4,843				4,843
Shares issued in private placement	14,330,579	84,543				84,543
Amortization of preferred discount			1,559	(1,559)		-
Repayment of Series B Preferred Stock			(150,000)			(150,000)
Repurchase of common stock warrants		(1,000)				(1,000)

Balance at September 30, 2011	151,714,696	$1,380,728	$-	$(237,862)	$21,338	$1,164,204

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,801	$12,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,000	77,500
Share-based compensation expense	2,843	1,406
Depreciation and amortization	12,394	12,200
Amortization of premiums and discounts on investment securities, net	1,378	321
Gains on investment securities, net	(1,022)	(214)
(Losses) gains on equity-method investments, net of distributions	(445)	393
Loans originated for resale	(99,894)	(155,549)
Proceeds from sale of loans	97,922	147,075
Gain on sale of loans, net	(2,388)	(3,579)
Loss on sale of other real estate owned, net	44	201
Loss (gain) on sale of buildings	1,000	(223)
Increase in fair value of subordinated debtentures	987	8,324
Impairment losses on investment securities	-	946
Bank-owned life insurance policy income	(4,186)	(4,431)
Gain on pension plan curtailment	-	(4,066)
Goodwill impairment	-	8,250
Changes in assets and liabilities:
Decrease in accrued interest receivable	719	438
Decrease in accrued interest payable	(5,617)	(373)
Decrease in other assets	14,285	7,253
(Decrease) increase in other liabilities	(4,607)	5,455
Net cash provided by operating activities	93,214	114,021
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held to maturity	36,794	33,812
Proceeds from sales of investment securities available for sale	65,609	6,668
Purchase of investment securites held to maturity	-	(50)
Proceeds from maturities and repayments of investment securities available for sale	225,650	362,094
Purchase of investment securities available for sale	(404,951)	(445,209)
Sale (purchase) of other securities, net	7,764	(4,725)
Proceeds from sale of loans previously held for investment	5,697	11,674
Net decrease in loans and leases	130,276	302,481
Purchases of premises and equipment	(3,247)	(3,613)
Proceeds from sale of buildings	-	911
Claims from bank owned life insurance	1,322	2,082
Proceeds from the sale of other real estate owned	488	6,461
Net cash provided by investing activities	65,402	272,586
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in core deposits	153,897	127,304
Net decrease in certificates of deposit	(220,079)	(360,679)
Net (decrease) increase in securities sold under repurchase agreements	(94,356)	15,105
Net (decrease) increase in short-term borrowings	(3,600)	74
Repayments of FHLB advances	(83,117)	(50,384)
Proceeds from shares issued under share-based plans	1,135	256
Excess tax expense on share-based plans	(218)	(28)
Issuance of shares under dividend reinvestment plan	898	893
Issuance of common stock in private placement	84,543	-
Repayment of Series B Preferred stock	(150,000)	-
Repurchase of common stock warrants	(1,000)	-
Cash dividends, common	(7,581)	(3,768)
Cash dividends, preferred	(2,521)	(5,625)
Net cash used in financing activities	(321,999)	(276,852)
Net (decrease) increase in cash and cash equivalents	(163,383)	109,755
Cash and cash equivalents at beginning of year	702,382	603,257
Cash and cash equivalents at end of period	$538,999	$713,012

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks, interest bearing and deposits with banks as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and taxes is as follows:

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
Interest	$73,387	$90,287
Taxes	14,703	-

The Company’s investing and financing activities that affected assets or liabilities, but did not result in cash receipts or cash payments were as follows:

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
Transfers of loans to other real estate¹	$1,853	$10,321
Other than temporary impairment on investment securities	-	946
Dividends accrued not paid on Series B Preferred Stock	-	938

¹ $1.3 million and $6.7 million of OREO was disposed of during the periods ending September 30, 2011 and 2010, respectively.

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

2.  EARNINGS PER SHARE

(dollars in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income for EPS:
Net income available to common shareholders	$24,813	$10,301	$63,658	$6,678

Calculation of shares:
Weighted average basic shares	151,693,223	126,102,037	151,256,293	126,008,098
Dilutive effect of:
Share-based compensation	234,046	153,212	257,480	171,028
Warrants		-	-	-
Weighted average fully diluted shares	151,927,269	126,255,249	151,513,773	126,179,126

Earnings per common share:
Basic	$0.16	$0.08	$0.42	$0.05
Diluted	$0.16	$0.08	$0.42	$0.05

The following options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Stock Options	3,545,471	4,489,352	3,434,297	4,406,118
Exercise Price
Low	$5.85	$5.60	$5.85	$5.60
High	$21.49	$21.49	$21.49	$21.49

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

	September 30, 2011
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
U.S. Treasury securities	$19,993	$7	$-	$20,000
U.S. Government agency securities	2,997	82	-	3,079
State and municipal bonds	325,144	12,073	(4,581)	332,636
Agency mortgage-backed securities/
collateralized mortgage obligations	1,361,569	39,896	(760)	1,400,705
Non-agency collateralized mortgage obligations	16,663	350	(62)	16,951
Corporate securities and other	13,031	539	(475)	13,095
Marketable equity securities	3,759	605	(176)	4,188
Total	$1,743,156	$53,552	$(6,054)	$1,790,654

Held to Maturity
State and municipal bonds	$423,833	$21,024	$(789)	$444,068
Agency mortgage-backed securities/
collateralized mortgage obligations	84,985	3,385	-	88,370
Non-agency collateralized mortgage obligations	955	29	-	984
Total	$509,773	$24,438	$(789)	$533,422

	December 31, 2010
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
U.S. Treasury securities	$19,952	$-	$(3)	$19,949
U.S. Government agency securities	4,995	99	-	5,094
State and municipal bonds	345,310	4,880	(16,836)	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	26,854	(11,648)	1,231,359
Non-agency collateralized mortgage obligations	25,071	280	(277)	25,074
Corporate securities and other	14,189	90	(1,245)	13,034
Marketable equity securities	3,759	506	(11)	4,254
Total	$1,629,429	$32,709	$(30,020)	$1,632,118

Held to Maturity
State and municipal bonds	$427,720	$1,281	$(12,593)	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	2,241	-	119,997
Non-agency collateralized mortgage obligations	1,481	46	-	1,527
Total	$546,957	$3,568	$(12,593)	$537,932

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gains	$1,032	$-	$1,032	$214
Losses	(10)	-	(10)	-
Net gains from sales of
investment securities	$1,022	$-	$1,022	$214

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, respectively.

September 30, 2011
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	126	$11,207	$(147)	$74,972	$(5,223)	$86,179	$(5,370)
Agency mortgage-backed securities/
collateralized mortgage obligations	35	184,030	(760)	-	-	184,030	(760)
Non-agency collateralized mortgage obligations	4	-	-	2,074	(62)	2,074	(62)
Corporate securities and other	5	1,786	(67)	2,575	(408)	4,361	(475)
Total debt securities	170	197,023	(974)	79,621	(5,693)	276,644	(6,667)
Marketable equity securities	6	597	(176)	-	-	597	(176)
Total	176	$197,620	$(1,150)	$79,621	$(5,693)	$277,241	$(6,843)

December 31, 2010
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	1	$19,949	$(3)	$-	$-	$19,949	$(3)
State and municipal bonds	907	474,765	(17,811)	67,841	(11,618)	542,606	(29,429)
Agency mortgage-backed securities/
collateralized mortgage obligations	66	382,356	(11,647)	2,016	(1)	384,372	(11,648)
Non-agency collateralized mortgage obligations	7	3,363	(58)	4,195	(219)	7,558	(277)
Corporate securities and other	11	1,854	(151)	5,471	(1,094)	7,325	(1,245)
Total debt securities	992	882,287	(29,670)	79,523	(12,932)	961,810	(42,602)
Marketable equity securities	2	50	(11)	-	-	50	(11)
Total	994	$882,337	$(29,681)	$79,523	$(12,932)	$961,860	$(42,613)

The amortized cost and fair value of investment securities, by contractual maturity, at September 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because investment securities may be called or prepaid.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$25,407	$25,462	$3,584	$3,600
Due after one through five years	36,432	38,684	-	-
Due after five through ten years	173,540	184,125	33,707	34,992
Due after ten years	1,504,018	1,538,195	472,482	494,830
Marketable equity securities	3,759	4,188	-	-
	$1,743,156	$1,790,654	$509,773	$533,422

Investment securities were pledged as collateral for the following:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Deposits	$942,425	$893,532
Repurchase agreements	725,901	835,640
Other	42,366	126,091
	$1,710,692	$1,855,263

Evaluation of Impairment of Securities

As of September 30, 2011 and December 31, 2010, there were no amounts recorded in OCI for the non credit-related component of OTTI.

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

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At September 30, 2011, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities and 30% were essential purpose revenue bonds.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $72.9 million and $80.6 million as of September 30, 2011 and December 31, 2010, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the nine months ended September 30, 2011, the FHLB of Pittsburgh repurchased $7.8 million of its capital stock from the Company at par.

4.  LOANS

The following tables represent loan and lease classifications as of September 30, 2011 and December 31, 2010:

	Performing
September 30, 2011	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,112,690	$79,562	$199,713	$30,073	$2,422,038

CRE - permanent	686,870	41,688	58,748	10,800	798,106
CRE - construction	90,553	21,056	42,378	14,550	168,537
Commercial real estate	777,423	62,744	101,126	25,350	966,643

Residential mortgages	728,144	-	-	5,948	734,092
Home equity lines and loans	754,895	-	-	2,299	757,194
All other consumer	268,117	2,850	7,231	3,110	281,308
Consumer loans	1,751,156	2,850	7,231	11,357	1,772,594

Total loans and leases	$4,641,269	$145,156	$308,070	$66,780	$5,161,275

	Performing
December 31, 2010	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total Loans
(dollars in thousands)
Commercial and industrial loans and leases	$2,032,157	$101,667	$266,179	$34,957	$2,434,960

CRE - permanent	649,122	48,213	53,832	17,821	768,988
CRE - construction	159,410	36,045	66,209	19,392	281,056
Commercial real estate	808,532	84,258	120,041	37,213	1,050,044

Residential mortgages	759,605	-	-	5,809	765,414
Home equity lines and loans	742,177	-	33	2,914	745,124
All other consumer	315,213	3,778	9,219	2,971	331,181
Consumer loans	1,816,995	3,778	9,252	11,694	1,841,719

Total loans and leases	$4,657,684	$189,703	$395,472	$83,864	$5,326,723

The following tables represent the details for past-due loans and leases as of September 30, 2011 and December 31, 2010:

September 30, 2011	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$10,373	$2,336	$79	$12,788	$2,379,255	$29,995	$2,422,038

CRE - permanent	1,594	831	-	2,425	787,367	8,314	798,106
CRE - construction	386	-	-	386	153,602	14,549	168,537
Commercial real estate	1,980	831	-	2,811	940,969	22,863	966,643

Residential mortgages	3,305	823	-	4,128	725,492	4,472	734,092
Home equity lines and loans	2,788	1,209	126	4,123	751,308	1,763	757,194
All other consumer	2,748	1,023	1,203	4,974	274,427	1,907	281,308
Consumer loans	8,841	3,055	1,329	13,225	1,751,227	8,142	1,772,594

Total loans and leases	$21,194	$6,222	$1,408	$28,824	$5,071,451	$61,000	$5,161,275

Percent of total loans and leases	0.41%	0.12%	0.03%	0.56%		1.18%

December 31, 2010	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
(dollars in thousands)
Commercial and industrial loans and leases	$2,541	$2,740	$88	$5,369	$2,394,722	$34,869	$2,434,960

CRE - permanent	2,176	1,310	-	3,486	747,681	17,821	768,988
CRE - construction	1,061	2,500	-	3,561	258,103	19,392	281,056
Commercial real estate	3,237	3,810	-	7,047	1,005,784	37,213	1,050,044

Residential mortgages	5,240	1,487	7	6,734	752,878	5,802	765,414
Home equity lines and loans	3,688	745	781	5,214	737,777	2,133	745,124
All other consumer	2,185	380	877	3,442	325,645	2,094	331,181
Consumer loans	11,113	2,612	1,665	15,390	1,816,300	10,029	1,841,719

Total loans and leases	$16,891	$9,162	$1,753	$27,806	$5,216,806	$82,111	$5,326,723

Percent of total loans and leases	0.32%	0.17%	0.03%	0.52%		1.54%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

Changes in the allowance for loan and lease losses by loan portfolio for the three and nine months ended September 30, 2011 are as follows:

September 30, 2011
Three months ended	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$63,903	$44,542	$18,409	$11,055	$137,909
Charge-offs	(2,623)	(2,904)	(2,847)	-	(8,374)
Recoveries	661	184	693	-	1,538
Provision	(1,514)	1,851	2,333	(2,670)	-
Ending balance	$60,427	$43,673	$18,588	$8,385	$131,073

Nine months ended	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(17,622)	(10,575)	(9,442)	-	(37,639)
Recoveries	1,275	966	3,417	-	5,658
Provision	7,119	2,105	3,716	60	13,000
Ending balance	$60,427	$43,673	$18,588	$8,385	$131,073
Allowance for loan and lease losses:
Individually evaluated for impairment	$4,634	$2,766	$465	$-	$7,865
Collectively evaluated for impairment	55,793	40,907	18,123	8,385	123,208
Total allowance for loan and lease losses	$60,427	$43,673	$18,588	$8,385	$131,073
Loans and leases:
Individually evaluated for impairment	$29,995	$25,349	$10,028	$-	$65,372
Collectively evaluated for impairment	2,392,043	941,294	1,762,566	-	5,095,903
Total loans and leases	$2,422,038	$966,643	$1,772,594	$-	$5,161,275

(1) Commercial includes all C&I Loans, including those secured by real estate, and Capital Leases.
(2) CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(3) All Other Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Changes in the allowance for loan and lease losses by loan portfolio for the three and nine months ended September 30, 2010 are as follows:

September 30, 2010
Three months ended	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$75,455	$53,528	$19,435	$5,621	$154,039
Charge-offs	(2,954)	(16,080)	(4,272)	-	(23,306)
Recoveries	788	1,526	428	-	2,742
Provision	(805)	13,688	6,843	274	20,000
Ending balance	$72,484	$52,662	$22,434	$5,895	$153,475

Nine months ended	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$73,030	$55,653	$13,828	$3,760	$146,271
Charge-offs	(16,431)	(44,118)	(17,555)	-	(78,104)
Recoveries	3,391	2,941	1,476	-	7,808
Provision	12,494	38,186	24,685	2,135	77,500
Ending balance	$72,484	$52,662	$22,434	$5,895	$153,475
Allowance for loan and lease losses:
Individually evaluated for impairment	$5,809	$1,090	$4,272	$-	$11,171
Collectively evaluated for impairment	66,675	51,572	18,162	5,895	142,304
Total allowance for loan and lease losses	$72,484	$52,662	$22,434	$5,895	$153,475
Loans and leases:
Individually evaluated for impairment	$29,878	$45,375	$16,941	$-	$92,194
Collectively evaluated for impairment	2,519,188	1,122,488	1,907,960	-	5,549,636
Total loans and leases	$2,549,066	$1,167,863	$1,924,901	$-	$5,641,830

(1) Commercial includes all C&I Loans, including those secured by real estate, and Capital Leases.
(2) CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(3) All Other Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Impaired loan and lease details as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$12,580	$17,415	$29,995	$6,053	$36,048	$4,634	$32,260

CRE - permanent	1,646	9,154	10,800	7,099	17,899	536	15,316
CRE - construction	9,313	5,236	14,549	19,225	33,774	2,230	16,877
Commercial real estate	10,959	14,390	25,349	26,324	51,673	2,766	32,193

Residential mortgages	1,449	4,498	5,947	591	6,538	350	6,323
Home equity lines and loans	377	1,797	2,174	297	2,471	115	2,090
All other consumer	-	1,907	1,907	-	1,907	-	1,956
Consumer loans	1,826	8,202	10,028	888	10,916	465	10,369

Total loans and leases	$25,365	$40,007	$65,372	$33,265	$98,637	$7,865	$74,822

December 31, 2010	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
(dollars in thousands)
Commercial and industrial loans and leases	$17,800	$17,069	$34,869	$3,729	$38,598	$6,473	$33,970

CRE - permanent	9,656	8,165	17,821	8,725	26,546	2,087	15,419
CRE - construction	-	19,392	19,392	20,163	39,555	-	35,302
Commercial real estate	9,656	27,557	37,213	28,888	66,101	2,087	50,721

Residential mortgages	-	5,802	5,802	648	6,450	-	13,965
Home equity lines and loans	-	2,133	2,133	390	2,523	-	2,789
All other consumer	-	2,094	2,094	4,182	6,276	-	3,058
Consumer loans	-	10,029	10,029	5,220	15,249	-	19,812

Total loans and leases	$27,456	$54,655	$82,111	$37,837	$119,948	$8,560	$104,503

Impaired and restructured loans:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	Allowance	Balance	Allowance
Impaired loans without a specific reserve	$37,461	$-	$54,655	$-
Impaired loans with a specific reserve	23,539	7,400	27,456	8,560
Restructured loans (1)	4,372	465	-	-
Total impaired and restructured loans	$65,372	$7,865	$82,111	$8,560

Undrawn commitments to lend on restructured loans	$-		$-

(1) Restructured loans include $2.5 million of modified commercial loans and $1.9 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Gross interest due on impaired loans	$1,478	$1,571	$5,149	$5,554
Interest received on impaired loans	(105)	(17)	(609)	(145)
Forgone interest income on impaired loans	$1,373	$1,554	$4,540	$5,409

Average recorded investment in impaired loans	$69,091	$93,574	$74,822	$105,880

5.  DEPOSITS

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	Cost (1)	Balance	Cost (1)
Savings	$451,767	0.18%	$438,879	0.20%
NOW accounts	1,311,819	0.18%	1,181,850	0.23%
Money market accounts	1,651,185	0.59%	1,664,620	0.60%
CDs less than $100	1,213,798	1.54%	1,378,060	1.89%
CDs $100 or greater	531,111	1.31%	586,929	1.75%
Total interest bearing deposits	5,159,680	0.77%	5,250,338	0.97%
Total non-interest bearing deposits	833,311	-	808,835	-
Total deposits	$5,992,991	0.66%	$6,059,173	0.84%

(1) Cost represents interest incurred during the respective quarter.

At September 30, 2011 maturities of certificates of deposits were as follows:

(dollars in thousands)
2011	$500,113
2012	685,979
2013	202,951
2014	209,059
2015	61,979
Thereafter	84,828
$1,744,909

6.  BORROWINGS

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	Cost (1)	Balance	Cost (1)
Securities sold under repurchase agreements	$640,099	1.34%	$734,455	1.48%
Short-term borrowings	6,400	-	10,000	-
Federal Home Loan Bank advances	619,946	4.50%	703,761	4.35%
Subordinated debentures accounted for at fair value	66,446	7.85%	65,459	7.85%
Subordinated debentures accounted for at amortized cost (2)	77,321	5.72%	77,321	5.73%
Total borrowings and other debt obligations	$1,410,212	3.23%	$1,590,996	3.22%

(1) Cost represents interest incurred during the respective quarter.
(2) The cost includes the impact of interest rate swaps.

7.  EQUITY

Common Stock

On January 7, 2011, Warburg Pincus LLC invested $86.7 million in National Penn Bancshares, Inc. common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ $150 million investment in the Company, and as a result, Warburg Pincus owned 16.4% of the Company’s common stock. During the third quarter of 2011, Warburg Pincus purchased 1,088,783 shares on the open market, increasing their ownership to 17.1% of the Company’s common stock.

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

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Total comprehensive income includes net income and certain other items which affect equity during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$32,505	$7,692	$24,813

Unrealized gains on investment securities
available for sale	13,565	4,748	8,817
Unrealized gain on cash flow hedges	573	-	573
Other comprehensive income	14,138	4,748	9,390

Total comprehensive income	$46,643	$12,440	$34,203

	Nine months ended September 30, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$86,084	$19,283	$66,801

Unrealized gains on investment securities
available for sale	44,810	15,684	29,126
Unrealized gain on cash flow hedges	1,618	-	1,618
Other comprehensive income	46,428	15,684	30,744

Total comprehensive income	$132,512	$34,967	$97,545

Accumulated other comprehensive income (loss) was comprised of the following components, after-tax:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Unrealized gains on investment securities	$30,874	$1,748
Unrealized (losses) on cash flow hedges	(187)	(1,805)
Pension	(9,349)	(9,349)
Total accumulated other comprehensive income (loss)	$21,338	$(9,406)

9.  CONTINGENCIES

On January 26, 2010, Plaintiff Reynaldo Reyes filed a putative class action lawsuit pursuant to the RICO Act, 18 U.S.C. § 1961, et seq., in the United States District Court for the Eastern District of Pennsylvania against multiple defendants, including National Penn Bank (Case No. 2:10-cv-00345). The complaint essentially alleges that the defendants were part of a fraudulent telemarketing scheme whereby funds were unlawfully withdrawn from Plaintiff's bank account by telemarketers, deposited into the telemarketers' accounts with the bank defendants (including National Penn Bank) via payment processors, and then transferred to offshore accounts. Plaintiff seeks to recover damages on behalf of himself and a purported nationwide class. National Penn is vigorously defending this lawsuit. Each of the defendants filed a motion to dismiss in response to the complaint. In late March 2011, the Court dismissed all defendants' motions without prejudice and ordered the Plaintiff to file a "RICO Statement" and set forth in detail the factual basis for Plaintiff's claims.  Plaintiff's RICO Statement was filed in April 2011.  National Penn renewed its motion to dismiss in May 2011 and briefing on the motion was completed at the end of July 2011.  National Penn expects that a decision will be issued by the end of 2011.  If National Penn's renewed motion to dismiss is denied, the parties will take discovery and the Court will establish a schedule for a class certification motion and related briefing. To date, a class has not been certified.

10.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Contract or notional amounts are as follows:

	As of:
(dollars in thousands)	September 30,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,425,911	$1,497,983
Commitments to fund mortgages	24,010	12,785
Commitments to sell mortgages to investors	41,154	17,145
Letters of credit	153,429	157,096

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

Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2011 and December 31, 2010:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2011
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$187	0.27%	3.26%	0.08
Total derivatives used in hedging
relationships		$75,000	$-	$187	0.27%	3.26%	0.08

December 31, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$1,805	0.29%	3.26%	0.83
Total derivatives used in hedging
relationships		$75,000	$-	$1,805	0.29%	3.26%	0.83

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75.0 million of subordinated debentures. The interest rate swap transactions involved the exchange of the Company’s floating rate interest payments on the subordinated debentures for fixed rate interest payments without the exchange of the underlying principal amount. The term of these swaps were for a period of three years.  These swaps were designated, and qualify, for hedge accounting.  Cash collateral pledged for these swaps totaled $0.7 million at September 30, 2011.

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships at September 30, 2011 and December 31, 2010 is as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2011
Receive fixed - pay floating
interest rate swaps	79	$196,165	$24,496	$-	5.98%	1.88%	4.74
Pay fixed - receive floating
interest rate swaps	79	196,165	-	24,496	1.88%	5.98%	4.74
Net interest rate swaps		$392,330	$24,496	$24,496	3.93%	3.93%	4.74

December 31, 2010
Receive fixed - pay floating
interest rate swaps	82	$202,643	$20,384	$-	6.10%	1.90%	4.95
Pay fixed - receive floating
interest rate swaps	82	202,643	-	20,384	1.90%	6.10%	4.95
Net interest rate swaps		$405,286	$20,384	$20,384	4.00%	4.00%	4.95

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

The following summarizes the Company’s derivative activity:

Derivative Activity	Balance Sheet Effect at September 30, 2011	Income Statement Effect For The Three Months Ended September 30, 2011	Income Statement Effect For The Nine Months Ended September 30, 2011

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $0.2 million	The ineffective portion is zero.	The ineffective portion is zero
interest rate swaps	and a corresponding decrease to AOCI	Increase to interest expense of $0.6 million for net	Increase to interest expense of $1.7 million for net
		settlements	settlements

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from	No net effect on other operating income from
	of $24.5 million	offsetting $4.6 million change	offsetting $4.1 million change

Other derivatives:
Interest rate locks	Increase to other assets of $0.5 million	Increase to mortgage banking income of $1.1 million	Increase to mortgage banking income of $0.4 million

Forward sale commitments	Increase to other liabilities of $0.9 million	Decrease to mortgage banking income of $1.4 million	Decrease to mortgage banking income of $0.8 million

Derivative Activity	Balance Sheet Effect at December 31, 2010	Income Statement Effect For The Three Months Ended September 30, 2010	Income Statement Effect For The Nine Months Ended September 30, 2010

Cash flow hedges:
Pay fixed - receive floating	Increase to other liabilities of $1.8 million	The ineffective portion is zero.	The ineffective portion is zero
interest rate swaps	and a corresponding decrease to AOCI	Increase to interest expense of $0.5 million for net	Increase to interest expense of $1.7 million for net
		settlements	settlements

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from	No net effect on other operating income from
	of $20.4 million	offsetting $3.8 million change	offsetting $10.5 million change

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million	Increase to mortgage banking income of $0.6 million	Decrease to mortgage banking income of $0.1 million

Forward sale commitments	Increase to other liabilities of $0.1 million	Decrease to mortgage banking income of $0.3 million	Increase to mortgage banking income of $0.3 million

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

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair value.  These characteristics classify interest rate swap agreements as Level 2.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million.  The fair value as of September 30, 2011 was $66.4 million.  Non-interest income included a loss of $1.0 million and $8.3 million for the change in fair value of the subordinated debenture for the nine months ended September 30, 2011 and 2010, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price of the traded asset in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis, as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$20,000	$20,000	$-	$-
U.S. Government agency securities	3,079	-	3,079	-
State and municipal bonds	332,636	-	332,636	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,400,705	-	1,400,705	-
Non-agency collateralized mortgage
obligations	16,951	-	16,951	-
Corporate securities and other	13,095	1,127	9,470	2,498
Marketable equity securities	4,188	3,103	-	1,085
Investment securities, available for sale	1,790,654	24,230	1,762,841	3,583

Interest rate locks	503	-	503	-
Interest rate swap agreements	24,496	-	24,496	-

Liabilities
Subordinated debentures	$66,446	$66,446	$-	$-
Forward sale commitments	863	-	863	-
Interest rate swap agreements	24,683	-	24,683	-

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Assets
U.S. Treasury securities	$19,949	$19,949	$-	$-
U.S. Government agency securities	5,094	-	5,094	-
State and municipal bonds	333,354	-	333,354	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	1,231,359	-
Non-agency collateralized mortgage
obligations	25,074	-	25,074	-
Corporate securities and other	13,034	2,130	9,904	1,000
Marketable equity securities	4,254	3,140	-	1,114
Investment securities, available-for-sale	1,632,118	25,219	1,604,785	2,114

Interest rate locks	60	-	60	-
Interest rate swap agreements	20,384	-	20,384	-

Liabilities
Subordinated debentures	$65,459	$65,459	$-	$-
Forward sale commitments	53	-	53	-
Interest rate swap agreements	22,189	-	22,189	-

The following table presents activity for assets measured at fair value on a recurring basis for the nine months ended September 30, 2011:

(dollars in thousands) Level 1	Beginning Balance January 1, 2011	Gains/(losses) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance September 30, 2011
U.S. Treasury securities	$19,949	$-	$10	$-	$-	$-	$41	$-	$20,000
Corporate securities and other	2,130	-	(1)	-	-	(1,000)	(2)	-	1,127
Marketable equity securities	3,140	-	(37)	-	-	-	-	-	3,103
Total level 1	$25,219	$-	$(28)	$-	$-	$(1,000)	$39	$-	$24,230

Level 2

U.S. Government agencies	$5,094	$-	$(17)	$2,000	$-	$(4,000)	$2	$-	$3,079
State and municipal bonds	333,354	(10)	19,448	-	(990)	(21,816)	2,650	-	332,636
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	1,032	23,931	402,094	(64,619)	(189,403)	(3,689)	-	1,400,705
Non-agency collateralized
mortgage obligations	25,074	-	285	-	-	(8,431)	23	-	16,951
Corporate securities and other	9,904	-	1,220	857	-	(1,000)	(13)	(1,498)	9,470
Total level 2	$1,604,785	$1,022	$44,867	$404,951	$(65,609)	$(224,650)	$(1,027)	$(1,498)	$1,762,841

Level 3

Corporate securities and other	$1,000	$-	$-	$-	$-	$-	$-	$1,498	$2,498
Marketable equity securities	1,114	-	(29)	-	-	-	-		1,085
Total level 3	$2,114	$-	$(29)	$-	$-	$-	$-	$1,498	$3,583

Total available for sale securities	$1,632,118	$1,022	$44,810	$404,951	$(65,609)	$(225,650)	$(988)	$-	$1,790,654

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

	Quoted Prices
(dollars in thousands)	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held for sale	$-	$17,144	$-	$17,144
Impaired loans, net	-	-	57,507	57,507
OREO and other repossessed assets	-	-	8,029	8,029

December 31, 2010:
Assets
Loans held for sale	$-	$12,785	$-	$12,785
Impaired loans, net	-	-	73,551	73,551
OREO and other repossessed assets	-	-	7,453	7,453

Fair value for loans held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. There were no write-downs recorded to loans held for sale as of September 30, 2011 and December 31, 2010.

Impaired and restructured loans totaled $65.4 million with a specific reserve of $7.9 million at September 30, 2011, compared to $82.1 million with a specific reserve of $8.6 million at December 31, 2010. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. OREO and other repossessed assets as of September 30, 2011 included additional write-downs of $0.2 million for the three months ended September 30, 2011 and $0.3 million for the nine months ended September 30, 2011, and there were no additional write-downs as of December 31, 2010.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.  The estimation methodologies, resulting fair values and recorded carrying amounts at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$538,999	$538,999	$702,382	$702,382
Investment securities available for sale	1,790,654	1,790,654	1,632,118	1,632,118
Investment securities held to maturity	509,773	533,422	546,957	537,932
Loans held for sale	17,144	17,504	12,785	12,795

Commercial and industrial loans and leases	995,259	983,220	960,765	947,722
Real Estate loans:
Construction and land development	216,250	208,153	339,242	325,640
Residential	2,381,105	2,344,113	2,372,182	2,329,578
Other (non-farm, non-residential)	1,338,503	1,254,795	1,405,642	1,294,090
Loans to individuals	213,014	212,931	236,107	223,350
Total loans	5,144,131	5,003,212	5,313,938	5,120,380
Allowance for loan and lease losses	(131,073)	-	(150,054)	-
Net loans	$5,013,058	$5,003,212	$5,163,884	$5,120,380

OREO and other repossessed assets	$8,029	$8,029	$7,453	$7,453
Interest rate locks	503	503	60	60
Interest rate swap agreements	24,496	24,496	20,384	20,384

LIABILITIES
Non-interest bearing deposits	$833,311	$833,311	$808,835	$808,835
Interest-bearing deposits	3,414,771	3,414,771	3,285,349	3,285,349
Deposits with stated maturities	1,744,909	1,749,384	1,964,989	1,979,819
Repurchase agreements	646,499	646,499	744,455	744,455
and short-term borrowings
FHLB advances	619,946	712,894	703,761	783,164
Subordinated debentures	143,767	143,767	142,780	142,780
Forward sale commitments	863	863	53	53
Interest rate swap agreements	24,683	24,683	22,189	22,189

The loan classifications in this table are based upon regulatory classifications.

For September 30, 2011 and December 31, 2010, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolio’s effective interest rate.

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

Net periodic defined benefit pension expense for the nine months ended September 30, 2011 and 2010 included the following components:

(dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Service cost	$90	$679
Interest cost	1,748	1,672
Expected return on plan assets	(2,055)	(2,109)
Amortization of prior service cost	-	(61)
Amortization of unrecongnized net actual loss	217	681
Net periodic benefit cost - recurring	-	862
Non-recurring curtailment gain	-	(4,066)
Net periodic benefit gain	$-	$(3,204)

13.  SHARE-BASED COMPENSATION

The Company has certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively, “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2011, 2.0 million of these shares remain available for issuance.  The Company has 238,000 awards expiring during the next twelve months ending September 30, 2012.

As of September 30, 2011, there was approximately $1.8 million of total unrecognized compensation cost related to unvested stock options and approximately $2.4 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within five years.

The table below summarizes activity related to share-based plans during the period:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Share-based compensation expense	$662	$512	$2,843	$1,406
Cash received	3	26	1,135	256
Intrinsic value of options exercised	8	28	3,120	216

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N. A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies used in this disclosure of operating segments are the same as those described in the summary of significant accounting policies in the Company’s most recent Annual Report, Form 10-K.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended
	September 30, 2011
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$8,555,510	$56,131	$8,611,641
Total deposits	5,992,991	-	5,992,991
Net interest income (expense)	66,584	(2,167)	64,417
Total non-interest income	12,582	10,559	23,141
Total non-interest expense	46,458	8,595	55,053
Net income (loss) available to common shareholders	26,544	(1,731)	24,813

	As of and for the Nine Months Ended
	September 30, 2011
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (expense)	$201,767	$(6,385)	$195,382
Total non-interest income	38,801	30,912	69,713
Total non-interest expense	141,121	24,890	166,011
Net income (loss) available to common shareholders	71,613	(7,955)	63,658

	As of and for the Three Months Ended
	September 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Total assets	$9,158,851	$89,378	$9,248,229
Total deposits	6,505,477	-	6,505,477
Net interest income (expense)	69,659	(1,969)	67,690
Total non-interest income	15,139	8,338	23,477
Total non-interest expense	50,701	7,264	57,965
Net income (loss) available to common shareholders	14,763	(4,462)	10,301

	As of and for the Nine Months Ended
	September 30, 2010
	Community
(dollars in thousands)	Banking	Other	Consolidated
Net interest income (expense)	$209,343	$(5,751)	$203,592
Total non-interest income	49,497	25,067	74,564
Total non-interest expense	160,990	21,195	182,185
Net income (loss) available to common shareholders	19,945	(13,267)	6,678

15.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board released clarifying guidance to establish a consistent framework for creditors to use in determining whether a loan modification represents a troubled debt restructuring. The guidance prescribes that in a troubled debt restructuring the Company must conclude that the borrower is experiencing financial difficulty and a concession has been granted to the borrower.  This guidance further clarifies what circumstances constitute a creditor concession and when a borrower is experiencing financial difficulty. The guidance became effective for the Company for the quarter beginning July 1, 2011, and adoption was required retrospectively to January 1, 2011. Adoption of this guidance did not materially impact the Company’s results of operations or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2011, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

The Company’s business is primarily accepting deposits from customers through its retail branch offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial business loans, commercial real estate loans, residential mortgages, home equity loans, other consumer loans, and investment securities.  The Company’s strategic plan provides for it to operate within growth markets focusing on diversification of revenue sources and increased market penetration in growing geographic areas.

At September 30, 2011, National Penn operated 123 retail branch offices. It has 122 retail branch offices in Pennsylvania and one retail branch office in Maryland through National Penn Bank and its KNBT, HomeTowne Heritage Bank, and Nittany Bank divisions.

The Company’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan and lease losses, or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; (3) non-interest income, which is made up primarily of banking fees, wealth management income, insurance income, fair value measurements and gains and losses from sales of securities or other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

Overview

Three and nine months ended September 30, 2011:

(dollars in thousands, except per share data)
	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
EARNINGS
Total interest income	$86,055	$87,740	$96,360	$263,153	$293,505
Total interest expense	21,638	22,745	28,670	67,771	89,913
Net interest income	64,417	64,995	67,690	195,382	203,592
Provision for loan and lease losses	-	3,000	20,000	13,000	77,500
Net interest income after provision
for loan and lease losses	64,417	61,995	47,690	182,382	126,092
Loss on sale of building	(1,000)	-	-	(1,000)	-
Loss on debt extinguishment	(998)	-	-	(998)	-
Net (losses) from fair value changes on subordinated debentures	(506)	(430)	(2,606)	(987)	(8,324)
Net gains on sales of investment securities	1,022	-	-	1,022	214
Other non-interest income	24,623	22,818	26,083	71,676	82,674
Goodwill impairment	-	-	-	-	8,250
Other non-interest expense	55,053	54,121	57,965	166,011	173,935
Income before income taxes	32,505	30,262	13,202	86,084	18,471
Income tax expense	7,692	7,054	895	19,283	5,777
Net income	24,813	23,208	12,307	66,801	12,694
Preferred dividends and accretion of preferred discount	-	-	(2,006)	(1,691)	(6,016)
Accelerated accretion from redemption of preferred stock	-	-	-	(1,452)	-
Net income available to common shareholders	$24,813	$23,208	$10,301	$63,658	$6,678

Basic earnings available to common shareholders	$0.16	$0.15	$0.08	$0.42	$0.05
Diluted earnings available to common shareholders	0.16	0.15	0.08	0.42	0.05
Dividends per common share	0.03	0.01	0.01	0.04	0.03

Net interest margin	3.46%	3.53%	3.42%	3.52%	3.45%
Efficiency ratio (1)	58.54%	58.25%	58.51%	58.81%	58.25%
Return on average assets	1.15%	1.08%	0.53%	1.03%	0.18%

Asset Quality Metrics
Allowance / total loans and leases	2.54%	2.66%	2.72%
Non-performing loans / total loans and leases	1.29%	1.41%	1.67%
Delinquent loans / total loans and leases	0.56%	0.39%	0.60%
Allowance / non-performing loans and leases	196%	188%	163%
Annualized net charge-offs	0.53%	0.62%	1.43%	0.82%	1.61%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Net income available to common shareholders increased to $63.7 million for the nine months ended September 30, 2011 as compared to $6.7 million in the prior year. Third quarter 2011 net income available to common shareholders increased to $24.8 million from $23.2 million for the second quarter of 2011 and $10.3 million in the third quarter of 2010.  Improvements in net income available to common shareholders resulted from the following items:

•
During the third quarter of 2011, the Company continued to benefit from improving asset quality. The level of non-performing loans remained low while classified loans declined by 7% during the third quarter of 2011 and 22% since December 31, 2010. The improvement in asset quality resulted in a $64.5 million decrease to the provision for loan and lease losses (“provision”) which totaled $13.0 million for the nine months ended September 30, 2011, compared to $77.5 million for the nine months ended September 30, 2010. The provision for loan and lease losses for the third quarter of 2011 was zero, compared to $3.0 million of expense in the second quarter of 2011 and $20.0 million of expense in the prior year period. Allowance coverage ratios remained strong and totaled 196% of non-performing loans and leases.

•
Proactive management of lower quality credits, the divestiture of Christiana in 2010 and disciplined deposit pricing resulted in a decrease to earning assets for 2011 as compared to the prior year to date period. For the third quarter of 2011, earning assets of $8.0 billion were comparable to the second quarter of 2011. Net interest income totaled $64.4 million for the third quarter of 2011 and $195 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, deposit management efforts mitigated the decline of earning assets which caused seven basis points of net interest margin expansion to 3.52%, as compared to 3.45% in for the nine months ended September 30, 2010. However, the current low interest rate environment and competitive pressures on asset yields could not be totally offset by deposit initiatives in the third quarter of 2011, and the net interest margin was 3.46%, compared to 3.53% for the second quarter of 2011.

•
Other non-interest income expanded modestly on a linked-quarter basis due to life insurance proceeds, increased mortgage banking income, and increased wealth management fees.  Year to date 2011 other non-interest income totaled $71.7 million compared to $82.7 million in 2010; which included $4.7 million of revenue from Christiana, which was divested in December 2010, and a gain of $4.1 million from the curtailment of the Company’s pension plan during the first quarter of 2010.

•
Non-interest expense increased by $1.0 million on a linked quarter basis to $55.1 million and totaled $166 million for the nine months ended September 30, 2011, as compared to $167 million, exclusive of Christiana, for the nine months ended September 30, 2010. The increase in expense resulted primarily from one additional business day in the quarter which caused salaries, wages and employee benefits expense to increase. The efficiency ratio was stable at 58.54% for the third quarter of 2011, as management continued to effectively manage expense levels.

The following table reconciles the non-GAAP adjusted net income performance measure to the GAAP performance measure of net income available to common shareholders and diluted earnings per share. A more detailed description of these items is included in the beginning of Item 2 to this Report.

(dollars in thousands, except per share data)	Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Adjusted net income reconciliation
Net income available to common shareholders	$24,813	$23,208	$10,301
After tax unrealized fair market value loss (gain) on
subordinated debentures			1,694
Adjusted net income available to common shareholders	$24,813	$23,208	$11,995

Earnings per share
Net income available to common shareholders	$0.16	$0.15	$0.08
After tax unrealized fair market value loss (gain) on
subordinated debentures			0.01
Adjusted net income available to common shareholders	$0.16	$0.15	$0.09

Adjusted net income excludes certain items which management believes affect the comparability of results between periods. There were no such adjustments for the third quarter 2011, and as a result adjusted net income totaled $24.8 million or $0.16 per diluted share. Adjusted net income for the second quarter 2011 totaled $23.2 million or $0.15 per diluted share, and $12.0 million, or $0.09 per diluted share for the third quarter of 2010. Adjusted net income continues to increase due to asset quality improvement, while earnings, exclusive of the provision, and expenses have remained relatively stable. Adjusted net income excluded the effects of the following items during the periods presented:

•	Non-interest income in 2010 included a $2.6 million loss, or $1.7 million after-tax, on the Company’s subordinated debentures accounted for at fair value.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of three and nine months ended September 30, 2011

SUMMARY BALANCE SHEET
(dollars in thousands, except per share data)	As of:
	September 30, 2011	June 30, 2011	December 31, 2010
Total cash and cash equivalents	$538,999	$619,050	$702,382
Total assets	8,611,641	8,633,141	8,844,620
Investment securities and other securities	2,373,278	2,290,568	2,259,690
Total loans and leases	5,161,275	5,178,926	5,326,723
Deposits	5,992,991	5,944,161	6,059,173
Borrowings	1,410,212	1,515,611	1,590,996
Shareholders' equity	1,164,204	1,133,513	1,137,437
Tangible book value per common share (1)	$5.86	$5.65	$5.18
Tangible common equity / tangible assets (1)	10.66%	10.25%	8.27%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Assets

Loans and Leases

The Company’s customers are affected by economic conditions. Although the economy and credit environment continue to be uncertain, the Company has experienced stabilization in its loan portfolio, demonstrated by continued asset quality improvement. Reduced levels of commercial real estate exposure, particularly construction, and proactive management of lower quality credits has helped to mitigate the continuing impact of housing market conditions and declining real estate and commercial property values, which resulted in higher than historic levels of charge-offs throughout 2010 and 2009. The Company remains focused on customers’ needs and delivering solutions to them.

Federal Reserve economic data suggests the following trends:

•
Contacts in the Third District have reported mixed and somewhat weaker overall business activity during the third quarter.  Sectors such as auto dealers and services reported slow to moderate growth, and other sectors such as manufacturing and retailers reported declines.

•
The commercial real estate sector reported slow, steady growth with vacancy rates generally falling, rents steady or occasionally rising, and concessions steady or occasionally falling. The volatility of the stock market, a backlog of foreclosures and flat to slightly falling home prices have negatively impacted the residential real estate sector.

•	Districts reported generally steady labor markets with some modest employment growth. Wage and price pressures continue to be minimal; however, margins remain tight.

•
The outlook among Third District business contacts remains cautious as the ongoing economic uncertainty has slightly lowered their expectations, with most firms projecting slow to flat growth for the remainder of the year.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s market areas. The following summary shows the composition of the Company’s loan portfolio for September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30,	December 31,
	2011	2010	Increase/(decrease)
Commercial and industrial loans and leases	$2,422,038	$2,434,960	$(12,922)	(0.5	) %

CRE - permanent	798,106	768,988	29,118	3.8%
CRE - construction	168,537	281,056	(112,519)	(40.0	) %
Commercial real estate	966,643	1,050,044	(83,401)	(7.9	) %

Residential mortgages	734,092	765,414	(31,322)	(4.1	) %
Home equity lines and loans	757,194	745,124	12,070	1.6%
All other consumer	281,308	331,181	(49,873)	(15.1	) %
Consumer loans	1,772,594	1,841,719	(69,125)	(3.8	) %
Total loans and leases	5,161,275	5,326,723	(165,448)	(3.1	) %
Allowance for loan and lease losses	131,073	150,054	(18,981)	(12.6	) %
Loans and leases, net	$5,030,202	$5,176,669	$(146,467)	(2.8	) %

Net loans and leases decreased $146 million, or 2.8%, to $5.0 billion at September 30, 2011 from $5.2 billion at December 31, 2010.  Management’s efforts to reduce credit risk on the balance sheet resulted in a $104 million, or 22%, decline in classified loans since December 31, 2010. Additionally, loan balances have also declined as customers deleveraged their own balance sheets. The majority of the decline in overall loan balances can be attributed to managed reductions of construction loans exposure, which decreased $113 million from December 31, 2010, and residential mortgages which continue to decline due to refinancing activity in the current low interest rate environment. Improving overall asset quality metrics resulted in the reduction in the allowance and the provision during 2011.  The allowance for loan and lease losses decreased to $131 million at September 30, 2011 from $150 million at December 31, 2010 due to net charge-offs of $32.0 million and a provision of $13.0 million for the nine months ended September 30, 2011.

The following table shows asset quality indicators for the periods presented:

(dollars in thousands)	September 30,	June 30,	December 31,
	2011	2011	2010

Nonperforming loans	$66,780	$73,183	$83,864
Nonperforming loans to total loans	1.29%	1.41%	1.57%
Delinquent loans	$28,824	$20,413	$27,806
Delinquent loans to total loans	0.56%	0.39%	0.52%
Classified loans	$374,850	$403,145	$479,336
Classified loans to total loans	7.26%	7.78%	9.00%
Tier 1 capital and ALLL	$1,086,839	$1,060,366	$1,074,197
Classified loans to Tier 1 capital and ALLL	34.49%	38.02%	44.62%
Total loans and leases, including loans held for sale	$5,161,275	$5,178,926	$5,326,723

The following table shows detailed information and ratios pertaining to the Company’s non-performing assets:

(dollars in thousands)	September 30,	June 30,	December 31,
	2011	2011	2010
Non-accrual commercial and industrial loans and leases	$29,995	$31,275	$34,869

Non-accrual commercial real estate-permanent	8,314	11,879	17,821
Non-accrual commercial real estate-construction	14,549	15,844	19,392
Total non-accrual commercial real estate loans	22,863	27,723	37,213

Non-accrual residential mortgages	4,472	5,196	5,802
Non-accrual home equity lines and loans	1,763	1,527	2,133
All other non-accrual consumer loans	1,907	2,062	2,094
Total non-accrual consumer loans	8,142	8,785	10,029

Total non-accrual loans	61,000	67,783	82,111

Restructured loans (1)	4,372	3,833	-
Loans 90+ days past due & still accruing	1,408	1,567	1,753
Total non-performing loans	66,780	73,183	83,864

Other real estate owned and other assets	8,029	8,407	7,453

Total non-performing assets	$74,809	$81,590	$91,317

Total loans and leases, including loans held for sale	$5,161,275	$5,178,926	$5,326,723
Average total loans and leases	$5,220,018	$5,269,556	$5,761,647
Allowance for loan and lease losses	$131,073	$137,909	$150,054

Allowance for loan and lease losses to:
Non-performing assets	175%	169%	164%
Non-performing loans	196%	188%	179%
Total loans and leases	2.54%	2.66%	2.82%
Average total loans and leases	2.51%	2.62%	2.60%

(1) Restructured loans include $2.5 million of modified commercial loans and $1.9 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

The following table provides additional information on the Company’s non-accrual loans:

(dollars in thousands)	September 30,	June 30,	December 31,
	2011	2011	2010
Total non-accrual loans	$61,000	$67,783	$82,111

Non-accrual loans and leases with partial charge-offs	29,561	35,127	33,351
Life-to-date partial charge-offs on nonaccrual loans and leases	33,265	41,471	37,837

Charge-off rate of nonaccrual loans and leases with partial charge-offs	52.9%	54.1%	53.2%

Specific reserves on non-accrual loans	$7,400	$6,982	$8,560

At September 30, 2011, the Company’s non-accrual loans totaled $61.0 million and included $29.6 million of non-accrual loans which have been charged-off by 52.9% or $33.3 million. Non-accrual loans declined in all categories from December 31, 2010 to September 30, 2011. The Company’s non-accrual and restructured loans comprise its impaired loans and leases which are evaluated individually. Impaired loans have a specific reserve in the allowance of $7.4 million related to $23.5 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Commercial and industrial loans and leases	$1,962	$2,166	$16,347	$13,040

Commercial real estate-permanent	83	1,655	5,271	3,524
Commercial real estate-construction	2,637	12,899	4,338	37,653
Total commercial real estate loans	2,720	14,554	9,609	41,177

Residential mortgages	998	1,467	3,124	9,535
Home equity lines and loans	596	935	2,587	2,058
All other consumer loans	560	1,442	314	4,486
Total consumer loans	2,154	3,844	6,025	16,079

Net loans charged-off	$6,836	$20,564	$31,981	$70,296

Net charge-offs (annualized) to:
Total loans and leases	0.53%	1.46%	0.83%	1.66%
Average total loans and leases	0.53%	1.44%	0.82%	1.60%
Allowance for loan and lease losses	20.69%	53.60%	32.62%	61.07%

Consistent focus on asset quality has resulted in sustained asset quality improvements. As a result, net loan charge-offs decreased to $32.0 million in the first nine months of 2011, compared to net loan charge-offs of $70.3 million during the same period in 2010. On a linked quarter basis, charge-offs declined by $1.2 million from the second quarter of 2011 and $13.7 million from the third quarter 2010 to $6.8 million in the third quarter of 2011. Annualized net charge-offs as a percentage of average loans and leases decreased to 0.82% for the first nine months of 2011 compared to 1.60% for the prior year period. For the third quarter of 2011, annualized net loan charge-offs decreased to 0.53%. Efforts to reduce exposure to commercial real estate-construction loans has reduced the portfolio to $169 million, or 3.3% of total loans and leases at September 30, 2011, compared to $281 million or 5.3% of total loans and leases at December 31, 2010. The reduced level of construction loans has resulted in decreases in net charge-off levels throughout those periods. Management’s timely resolution of lower quality credits has helped to position the Company for future opportunities and reduce its relative risk profile.

The following table shows a roll-forward of the allowance for loan and lease losses:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at beginning of period	$137,909	$154,039	$150,054	$146,271
Charge-offs:
Commercial and industrial loans and leases	2,623	2,954	17,622	16,431
Commercial real estate	2,904	16,080	10,575	44,118
Consumer loans	2,847	4,272	9,442	17,555
Total charge-offs	8,374	23,306	37,639	78,104

Recoveries:
Commercial and industrial loans and leases	661	788	1,275	3,391
Commercial real estate	184	1,526	966	2,941
Consumer loans	693	428	3,417	1,476
Total recoveries	1,538	2,742	5,658	7,808
Net charge-offs	6,836	20,564	31,981	70,296
Provision charged to expense	-	20,000	13,000	77,500
Balance at end of period	$131,073	$153,475	$131,073	$153,475

The following table shows the composition of the allowance for loan and lease losses:

(dollars in thousands)
	September 30, 2011	December 31, 2010
Specific reserves	$7,865	$8,560
Allocated reserves	114,823	133,169
Unallocated reserves	8,385	8,325
Total allowance for loan and lease losses	$131,073	$150,054

Overall, the allowance decreased to $131 million at September 30, 2011 and represented 2.54% of total loans and leases and 196% of non-performing loans, compared to $150 million at December 31, 2010, or 2.82% of total loans and leases and 179% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality, which began in 2010 and continued through September 30, 2011. These improvements resulted in a provision for loan and lease losses of $13.0 million for the nine months ended September 30, 2011, a $64.5 million decrease from $77.5 million for the first nine months of 2010.

Liabilities

Liabilities totaled $7.4 billion at September 30, 2011 a decrease of $260 million from $7.7 billion at December 31, 2010. Total deposits, the Company’s primary source of funding, decreased $66.2 million during the first nine months of 2011. The decrease in interest bearing deposits was the result of the Company’s continued efforts to improve deposit mix and manage high cost, non-relationship based wholesale and time deposit customers.  At September 30, 2011, transaction, savings and money market accounts comprised 71% of deposits.  The cost of deposits declined by 18 basis points to 0.66% for the period ended September 30, 2011 compared to December 31, 2010, resulting from disciplined deposit pricing.

(dollars in thousands)
	September 30, 2011	December 31, 2010	Increase/(decrease)
Non-interest bearing deposits	$833,311	$808,835	$24,476	3.0%
Savings	451,767	438,879	12,888	2.9%
NOW accounts	1,311,819	1,181,850	129,969	11.0%
Money market accounts	1,651,185	1,664,620	(13,435)	(0.8	) %
CDs less than $100	1,213,798	1,378,060	(164,262)	(11.9	) %
CDs $100 or greater	531,111	586,929	(55,818)	(9.5	) %
Total deposits	$5,992,991	$6,059,173	$(66,182)	(1.1	) %

Deposit funding is supplemented by additional sources of borrowings which include securities sold under repurchase agreements, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.4 billion at September 30, 2011, which was a decrease of $181 million or 11.4% from December 31, 2010.

•
Securities sold under repurchase agreements totaled $640 million at September 30, 2011, a decrease of $94.4 million from December 31, 2010. During the third quarter, the Company prepaid $25.0 million of structured repurchase agreements, and the remaining decrease was due to a decline in overnight repurchase agreements during the nine months ended September 30, 2011.

•	FHLB advances decreased $83.8 million, or 11.9%, to $620 million at September 30, 2011 from $704 million at December 31, 2010, due to advances that matured and were not replaced.

Shareholders’ Equity

Shareholders’ equity totaled $1.2 billion at September 30, 2011, an increase of $26.8 million from December 31, 2010. Activity during the nine months ended September 30, 2011 included:

•	Net income of $66.8 million;

•	Net proceeds from the Warburg Pincus second closing of $84.5 million.

•	Redemption of Series B preferred stock, including accelerated accretion of $1.5 million, for $150 million.

•	Repurchase of common stock warrant of $1.0 million.

•	Accumulated other comprehensive income of $30.7 million.

•	Cash dividends on preferred stock of $1.6 million; and

•	Cash dividends on common stock of $7.6 million.

Results of operations for the nine months ended September 30, 2011 and September 30, 2010

Net Interest Income

The following table presents average balances, average yields, interest rate spread and net interest margin information for the nine months ended September 30, 2011 as compared to the same period in 2010.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis, using a 35% effective tax rate.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Interest Rate Margin

	For the nine months ended September 30,
	2011			2010
(dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$506,544	$846	0.22%	$445,449	$744	0.22%

U.S. Treasury	19,982	41	0.27%	132,054	404	0.41%
U.S. Government agencies	4,245	69	2.17%	70,771	688	1.30%
Mortgage-backed securities/collateralized debt obligations	1,385,676	32,312	3.12%	1,123,478	30,622	3.64%
State and municipal*	760,050	38,396	6.75%	794,841	40,099	6.75%
Other bonds and securities	94,002	2,079	2.96%	99,405	1,998	2.69%
Total investments	2,263,955	72,897	4.30%	2,220,549	73,811	4.44%

Commercial loans and lease financing*	3,377,757	132,114	5.23%	3,908,253	155,124	5.31%
Installment loans	921,410	34,438	5.00%	959,724	37,770	5.26%
Mortgage loans	920,851	38,101	5.53%	979,649	42,231	5.76%
Total loans and leases	5,220,018	204,653	5.24%	5,847,626	235,125	5.38%
Total earning assets	7,990,517	278,396	4.66%	8,513,624	309,680	4.86%
Allowance for loan and lease losses	(147,311)			(163,745)
Non-interest earning assets	786,326			903,902

Total assets	$8,629,532			$9,253,781

INTEREST BEARING LIABILITIES:
Interest bearing deposits	5,133,081	32,262	0.84%	$5,710,486	$50,518	1.18%
Securities sold under repurchase agreements	691,268	7,031	1.36%	738,751	8,439	1.53%
Short-term borrowings	6,765	-	0.00%	6,839	-	0.00%
Federal Home Loan Bank advances	634,048	21,329	4.50%	732,720	23,805	4.34%
Subordinated debentures	142,963	7,149	6.69%	136,786	7,151	6.99%
Total interest bearing liabilities	6,608,125	67,771	1.37%	7,325,582	89,913	1.64%
Non-interest bearing deposits	829,853			810,235
Other non-interest bearing liabilities	42,096			39,274
Total liabilities	7,480,074			8,175,091
Equity capital	1,149,458			1,078,690
Total liabilities and equity capital	$8,629,532			$9,253,781
INTEREST RATE MARGIN**		210,625	3.52%		219,767	3.45%
Tax equivalent interest		15,243			16,175
Net interest income		$195,382			$203,592

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

(dollars in thousands)	Nine Months Ended September 30,
	2011 compared to 2010
	Volume	Rate	Total
Interest Income
Interest earning deposits at banks	$102	$-	$102
Securities
U.S. Treasury	(262)	(101)	(363)
U.S. Agencies	(900)	281	(619)
Mortgage-backed securities/collateralized mortgage obligations	6,509	(4,819)	1,690
State and municipal	(1,757)	54	(1,703)
Other bonds and securities	(113)	194	81
Total investment securities	3,477	(4,391)	(914)
Loans
Commercial loans and leases	(20,779)	(2,231)	(23,010)
Installment loans	(1,474)	(1,858)	(3,332)
Mortgage loans	(2,474)	(1,656)	(4,130)
Total loans	(24,727)	(5,745)	(30,472)
Total interest income	$(21,148)	$(10,136)	$(31,284)

Interest Expense
Interest bearing deposits	$(4,725)	$(13,531)	$(18,256)

Securities sold under repurchase agreements	(520)	(888)	(1,408)
Short-term borrowings	-	-	-
Federal Home Loan advances	(3,296)	820	(2,476)
Subordinated debentures	316	(318)	(2)
Total borrowed funds	(3,500)	(386)	(3,886)
Total interest expense	(8,225)	(13,917)	(22,142)
Increase (decrease) in net interest income	$(12,923)	$3,781	$(9,142)

Overall, average earning assets declined to $8.0 billion as a result of the divestiture of Christiana and management’s focus on improving deposit mix by managing high cost, non-relationship based wholesale and time deposit customers. At September 30, 2011, transaction, savings and money market accounts comprised 71% of deposits compared to 65% at September 30, 2010.  Time deposits declined $505 million to $1.7 billion at September 30, 2011, including approximately $35 million of time deposits at Christiana. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 32 basis points to 0.72% for the nine months ended September 30, 2011.

Interest expense decreased by 24.6%, or $22.1 million, and totaled $67.8 million for the nine months ended September 30, 2011. The improvement in interest expense mitigated the effect of decreasing asset yields, but managed reductions to earning assets resulted in a 10.3%, or $30.4 million, decrease to interest income ($31.3 million on a FTE basis), which totaled $263 million for the year to date 2011. Net interest income for the nine months ended September 30, 2011, was $195 million, a decrease of $8.2 million, or 4.0%, compared to $204 million for the prior year period. The net interest margin for the nine months ended September 30, 2011 expanded seven basis points to 3.52% from 3.45% in the prior year period.

Provision for Loan and Lease Losses

The provision for loan and lease losses totaled $13.0 million for the nine months ended September 30, 2011, compared to $77.5 million for the same period in 2010. The reduction to the provision was due to sustained improvement in asset quality. For the quarter ended September 30, 2011, net charge-offs declined to $6.8 million or 0.53% of average loans, and the decrease in charge-offs was the seventh quarter of decline which began in the first quarter of 2010. Classified loans declined 22% from December 31, 2010 and non-performing loans declined by 20% to 1.29% of total loans and leases. The allowance as a percentage of non-performing loans increased to 196% at September 30, 2011, and the allowance to total loans and leases remained strong at 2.54%. For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Nine Months
	Ended September 30,
NON-INTEREST INCOME	2011	2010	Increase (Decrease)
Wealth management income	$18,007	$21,336	$(3,329)	(15.6	) %
Service charges on deposit accounts	14,160	16,206	(2,046)	(12.6	) %
Insurance commissions and fees	10,147	10,909	(762)	(7.0	) %
Cash management and electronic banking fees	13,606	13,320	286	2.1%
Mortgage banking income	3,443	4,808	(1,365)	(28.4	) %
Bank owned life insurance income	4,186	4,431	(245)	(5.5	) %
Equity in undistributed net earnings of unconsolidated investments	1,915	659	1,256	190.6%
Gain on pension plan curtailment	-	4,066	(4,066)	NM
Loss on sale of building	(1,000)	-	(1,000)	NM
Loss on debt extinguishment	(998)	-	(998)	NM
Other operating income	6,212	7,885	(1,673)	(21.2	) %
Net losses from fair value changes of subordinate debentures	(987)	(8,324)	7,337	(88.1	) %
Net gains (losses) on sales of investment securities	1,022	214	808	NM
Impairment losses on investment securities:
Impairment losses on investment securities	-	(946)	946	NM
Non credit-related losses on securities not expected to be sold recognized
in other comprehensive loss before tax	-	-	-
Net impairment losses on investment securities	-	(946)	946	NM
Total non-interest income	$69,713	$74,564	$(4,851)	(6.5	) %

"NM" - Denotes a value displayed as a percentage change is not meaningful

The $4.9 million decrease in non-interest income for the nine months ended September 30, 2011 compared to the same quarter ended 2010, was primarily due to the following items:

Increases:

•
Equity in undistributed net earnings of unconsolidated investments represents earnings of a mezzanine debt fund and increased $1.3 million to $1.9 million, as the timing of fund activities and “exits” vary.

•	Loss on the Company’s subordinated debentures (Nasdaq: NPBCO) accounted for at fair value reduced non-interest income in 2010 by $8.3 million compared to $1.0 million in 2011.

Decreases:

•	The nine months ended September 30, 2010 included a gain of $4.1 million from the curtailment of the Company’s defined benefit pension plan.

•
Exclusive of Christiana’s divestiture in December 2010, wealth management income increased $1.4 million due to increased commission income on retail investment product sales. As reported, wealth management income decreased by $3.3 million, to $18.0 million for the nine months ended September 30, 2011, as Christiana contributed $4.7 million of wealth management income during the nine months ended September 30, 2010.

•
Service charges on deposit accounts declined $2.0 million to $14.2 million for the nine months ended September 30, 2011 as a result of reduced overdraft volume and the impact of regulatory changes affecting electronic customer transactions.

•
The third quarter and year to date 2011 included a $1.0 million loss from the sale of a building the Company no longer intended to occupy. Additionally, a $1.0 million loss was recorded as a result of the extinguishment of $25.0 million of repurchase agreements which were repaid prior to maturity, and the Company sold investment securities that resulted in a $1.0 million gain during the quarter to mitigate the impact of the unwind costs associated with the debt extinguishment.

Non-Interest Expense

(dollars in thousands)	Nine Months
	Ended September 30,
NON-INTEREST EXPENSE	2011	2010	Increase (Decrease)
Salaries, wages and employee benefits	$92,666	$91,972	$694	0.8%
Net premises and equipment	21,287	22,463	(1,176)	(5.2	) %
Goodwill impairment	-	8,250	(8,250)	NM
FDIC insurance	8,396	11,794	(3,398)	(28.8	) %
Other operating expenses	43,662	47,706	(4,044)	(8.5	) %
Total non-interest expense	$166,011	$182,185	$(16,174)	(8.9	) %

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)
(dollars in thousands)	Nine Months
	Ended September 30,
Efficiency Ratio Calculation	2011	2010
Non-interest expense	$166,011	$182,185
Less:
Goodwill impairment	-	8,250
Operating expenses	$166,011	$173,935

Net interest income (taxable equivalent)	$210,625	$219,766

Non-interest income	69,713	74,564
Less:
Gain on pension plan curtailment	-	4,066
Loss on sale of building	(1,000)	-
Loss on debt extinguishment	(998)	-
Net (losses) from fair value changes on subordinated debentures	(987)	(8,324)
Net gains on sales of investment securities	1,022	-
Adjusted revenue	$282,301	$298,588

Efficiency Ratio	58.81%	58.25%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Continued focus on expense controls reduced expenses overall as demonstrated by the efficiency ratio of 58.81%. Non-interest expense decreased $1.4 million for the nine months ended September 30, 2011 when compared to the prior year, exclusive of $14.8 million of Christiana expenses, which included goodwill impairment.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 was $19.3 million compared to $5.8 million for the nine months ended September 30, 2010. Tax expense for the nine months ended September 30, 2010 included $8.1 million of taxes related to the redemption of separate account BOLI, while tax expense for 2011 reflects increasing pre-tax income with a relatively consistent level of tax free income. The Company’s net deferred tax asset (“DTA”) decreased to $64.5 million at September 30, 2011, primarily from an increase in the fair value of investment securities available for sale and the reduction of the allowance for loan and lease losses.

Each quarter, the Company evaluates the realizability of the DTA. As of September 30, 2011, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Since December 31, 2010, the Company has continued to demonstrate increased profitability and performance in line with management projections. Therefore, management believes that the DTA continues to be realizable and will be fully utilized as planned.

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

LIQUIDITY, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations representing required cash outflows as of September 30, 2011:

		Payments Due by Period:
			After one	After three
		One Year	year to	years to	More than
(dollars in thousands)	Total	or less	three years	five years	5 Years

Remaining contractual maturities of time deposits	$1,744,909	$1,123,991	$442,910	$168,451	$9,557
Federal Home Loan Bank advances	619,946	88,526	49,500	74,000	407,920
Subordinated debentures	143,767	-	-	-	143,767
Minimum annual rentals on non-cancelable operating leases	42,409	6,477	10,230	8,632	17,070
Total	$2,551,031	$1,218,994	$502,640	$251,083	$578,314

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

•	Overnight funds are available from the Federal Reserve Bank via the discount window, and serve as an additional source of liquidity.

As measured using the Consolidated Statement of Cash Flows, the Company used $163 million of net cash and equivalents for the nine months ended September 30, 2011compared to $110 million of net cash generated in the nine months ended September 30, 2010. Cash was deployed during the first nine months of 2011, in the following ways:

Financing activities

•	$150 million repayment of Series B Preferred stock
•	$1.0 million repurchase of common stock warrants
•	$220 million reduction in certificates of deposit
•	$94.4 million decrease in securities sold under repurchase agreements
•	$83.1 million repayments of FHLB advances

Investing activities

•	$405 million of investment security purchases

Operating activities generated $93.2 million of net cash for the nine months ended September 30, 2011 compared to $114 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, cash was generated from the following additional sources:

Investing activities

•	$328 million of proceeds from investment security transactions, maturities, and repayments
•	$130 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$154 million increase in core deposits
•	$84.5 million of issuance of common stock in private placement

Capital

At September 30, 2011, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010

The Company	11.63%	10.59%	16.85%	16.12%	18.12%	17.38%
National Penn Bank	10.59%	8.89%	15.45%	13.39%	16.71%	14.65%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Beginning at September 30, 2009, National Penn and National Penn Bank eliminated from inclusion in their regulatory capital the net amount of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.  Beginning in the second quarter of 2010, a portion of the net deferred tax asset was included in the computation of National Penn and National Penn Bank’s capital and as of September 30, 2011 continues to be included in the computation.

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2011:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan commitments	$1,425,911	$711,706	$147,761	$115,057	$451,387
Letters of credit	153,429	124,615	27,151	48	1,615
Total	$1,579,340	$836,321	$174,912	$115,105	$453,002

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at September 30, 2011.

The Company may be required to utilize cash or other financial instruments on its balance sheet, if called upon, to perform according to the contractual terms of the commitments.  The contract or notional amounts of the instruments reflect the extent of involvement the Company has for each class.

The Company uses derivative instruments for management of interest rate sensitivity.  The asset/liability management committee approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company currently include forward sales of mortgage commitments, as well as fair value and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, refer to Footnote 10 to the consolidated financial statements.

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

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Company’s net interest income for the subsequent twelve months:

Change in Interest Rates	Change in Net Interest Income
(in basis points)	September 30, 2011	September 30, 2010
+ 300	7.9%	7.9%
+ 200	5.7%	5.1%
+ 100	3.2%	2.4%
- 100	N/A *	N/A *

* Certain short-term interest rates are currently below 1.00%.  Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift.  In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 4.7% and 1.2% based upon net interest income for September 30, 2011 and 2010, respectively.

As measured by the net interest income analysis, the Company reflects an asset sensitive risk profile and would benefit over the next twelve months by an increase in interest rates.

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

As of September 30, 2011, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 1.  Legal Proceedings

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

National Penn's investment portfolio includes approximately $47 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of September 30, 2011. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At September 30, 2011, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 151.7 million shares were outstanding as of September 30, 2011, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2011, National Penn Bank did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2011, National Penn’s Board of Directors approved a fourth quarter 2011 cash dividend of $0.04 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

National Penn may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

National Penn and its subsidiaries have been and may continue to be involved from time to time in a variety of litigation arising out of its business. An increased number of lawsuits, including class action lawsuits, have been filed against financial institutions, which may involve substantial compensatory and/or punitive damages. National Penn believes the risk of litigation generally increases during downturns in the national and local economies.  National Penn's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm National Penn's reputation and may cause it to incur significant expense.  Should the ultimate judgments or settlements in any litigation exceed National Penn's insurance coverage, they could have a material adverse effect on National Penn’s financial condition, results of operations and cash flows.  In addition, National Penn may not be able to obtain appropriate types or levels of insurance in the future, nor may National Penn be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases by National Penn of its common stock at any time during the quarter ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

EXPLANATORY NOTE REGARDING CERTAIN EXHIBITS

As previously reported, on March 16, 2011, National Penn terminated its participation in the United States Treasury’s (“Treasury”) Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”) by repurchasing from Treasury all 150,000 shares of National Penn’s preferred stock issued to Treasury.

In response to a request from Treasury, National Penn is voluntarily filing the following information in exhibits to this Form 10-Q:

(i)
narrative descriptions approved by the compensation committee in February 2011 prior to National Penn’s exit from the TARP Capital Purchase Program, of how in 2010 the committee limited the features in:  (A) senior executive officer (“SEO”) compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of National Penn; (B) employee compensation plans that could unnecessarily expose National Penn to risks; and (C) employee compensation plans that could encourage the manipulation of reported earnings of National Penn to enhance the compensation of an employee;

(ii)	certification by such compensation committee with respect to National Penn’s participation in the TARP Capital Purchase Program for 2010; and

(iii)	certifications of National Penn’s principal executive officer and principal financial officer with respect to National Penn’s participation in the TARP Capital Purchase Program for 2010.

The compensation committee narrative description and certification referenced above are set forth in Exhibit 99.1 to this Form 10-Q, while the certifications of National Penn’s principal executive officer and principal financial officer referenced above are set forth in Exhibits 99.2 and 99.3, respectively, to this Form 10-Q.

Item 6.  Exhibits.

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to  Exhibit 3.1 to National Penn’s Report on Form 8-K dated September 28, 2011, as filed on  October 3, 2011.)

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

99.1
Supplemental Disclosures regarding Compensation Committee Risk Assessment and Compensation Committee Certification pursuant to U.S. Treasury regulations regarding participation in Troubled Asset Relief Program (“TARP”) Capital Purchase Program (Furnished, not filed).

99.2	TARP Compliance Certification of National Penn Principal Executive Officer pursuant to U.S. Treasury regulations regarding participation in TARP Capital Purchase Program.
99.3	TARP Compliance Certification of National Penn Principal Financial Officer pursuant to U.S. Treasury regulations regarding participation in TARP Capital Purchase Program.

10l.INS XBRL	Instance Document **

101.SCH XBRL	Taxonomy Extension Schema Document **

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB XBRL	Taxonomy Extension Label Linkbase Document **

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 9, 2011	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 9, 2011	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer