Form 10-K
period 2011-12-31
NATIONAL PENN BANCSHARES INC
filed 2012-02-29
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2011, was $1.2 billion.

As of February 24, 2012, the Registrant had 152,238,363 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2012 -- Part III.

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

Item 1.  BUSINESS

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

We also conduct business through various other direct or indirect subsidiaries.  These other subsidiaries are engaged in activities related to the business of banking.  National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company (“NPITC”) division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; National Penn Insurance Services Group, Inc., including its Higgins Insurance division; and Caruso Benefits Group, Inc.

•
At December 31, 2011, National Penn operated 116 retail branch offices throughout thirteen counties in eastern Pennsylvania, five retail branch offices in Centre County, Pennsylvania, and one retail branch office in Cecil County, Maryland.

•
At December 31, 2011, National Penn had total assets of $8.5 billion, total loans and leases of $5.2 billion, total deposits of $5.9 billion, and total shareholders’ equity of $1.2 billion. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this Report.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west.

During 2011, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area.

Within this geographic region, there are six distinct market areas:

•	Central Region - the Boyertown/Reading/Berks County area, Schuylkill County, and northwestern Montgomery County;

•	Northern Region -the greater Lehigh Valley area, consisting of Lehigh and Northampton Counties, and Carbon, Monroe and Luzerne Counties in northeast Pennsylvania;

•	Eastern Region - eastern Montgomery County and Bucks County;

•	Southern Region -the greater Philadelphia metropolitan area including Philadelphia, Chester, Delaware and southern Montgomery Counties and Cecil County, MD;

•	Nittany Region –Centre County, consisting of the State College/Bellefonte area; and

•	Lancaster Region – greater Lancaster County.

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

Business Strategy

Our goal is to generate high-quality customer relationships with profitable revenue growth. We intend to accomplish this goal by combining the robust product offerings and fee-based services of a major regional financial services company with the personal attention, service and responsiveness of a community bank.  We believe this strategy will result in a higher level of customer satisfaction leading to increased business with and retention of current customers, the ability to gain new customers, and the creation of shareholder value. The primary components of our business strategy are commercial banking, consumer banking, and wealth management.

Our business strategy is supported by a strong delivery system that emphasizes  customer service.  We have divided our delivery into lines of business and into regions based primarily on geographic considerations.  Each region is managed by a regional president who reports to the head of General Banking.  The head of Corporate Banking, the Chief Delivery Officer and the CEO and Chair of Wealth Management coordinate our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this delivery design is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

Operating Segments

At December 31, 2011, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 20 to the consolidated financial statements included at Item 8 of this Report.  Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

COMMUNITY BANKING SEGMENT

Commercial Banking Commercial banking is our primary business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $35 million as of December 31, 2011, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high-quality relationships with strict guidelines related to customer credit worthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe that this helps to distinguish us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services, including remote deposit capture, disbursement, collection, investment and electronic banking services.  Our customized product offerings are tailored to serve a wide range of customers from small business and middle market clients to municipalities and school districts with a focus on cost effective products designed to improve cash flow and cash utilization. We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs, and we offer U.S. Small Business Administration (“SBA”) products to qualified borrowers. As of December 31, 2011, our commercial loan portfolio was $3.4 billion, which represents 66% of our total loans outstanding.

Consumer Banking   We offer a full range of deposit accounts, which include demand, NOW, money market, other checking and savings accounts, and certificates of deposits.  We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, educational loans and credit cards.  In addition, we offer automated teller services, safe deposit and night depository facilities and internet banking services, including on-line bill paying and mobile banking.  We continue to focus our efforts in further development of retail products and services, especially core transactional deposit accounts.

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

OTHER SEGMENT

Wealth Management   In addition to generation of fee income through our commercial and consumer banking operations, including mortgage lending, we have a number of specialized investment and insurance businesses to develop fee income and to serve specific markets.

National Penn Wealth Management, N.A., a national trust company headquartered in Pennsylvania and a subsidiary of National Penn Bank, offers investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions. National Penn Investors Trust Company (“NPITC”) serves the asset management needs of clients in seven offices throughout eastern Pennsylvania. NPITC works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”), to deliver highly disciplined investment strategies.

National Penn Capital Advisors, a separate RIA, and its Resources for Retirement division, focus on providing a wide range of 401(k), investment, and consulting solutions for the retirement plan market. Securities brokerage services are provided by a third party vendor, under the name "National Penn Investment Services." The wealth management group currently manages, advises or administers approximately $4.2 billion for over 25,000 client accounts.

National Penn Insurance Services Group, Inc. ("NPISG") and its division Higgins Insurance Associates provide property and casualty insurance services for individuals and businesses. Caruso Benefits Group, Inc., a subsidiary of NPISG, offers specialized employee benefits consulting services. These companies currently serve over 10,000 customers.

For the year ended December 31, 2011, our efforts in the wealth and insurance businesses produced fee income for the Company of $36.9 million.

For those individuals requiring the highest levels of service and ease when it comes to the management of their personal and business finances, National Penn Wealth Management offers Private Banking.  These relationships are serviced on a one-on-one basis by individual private bankers. Private Banking advantages include: dedicated banker to navigate the Company and meet the client’s financial needs, special deposit and lending services, a wide range of investment and insurance services, and a full range of consumer and business banking services.

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

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 56 retail branch offices.  At December 31, 2011, National Penn had approximately $8.5 billion in total assets, and National Penn Bank conducted operations through 122 retail branch offices.

In 2011, National Penn raised capital with an investment from Warburg Pincus, LLC, an internationally recognized private equity firm, and redeemed all of its outstanding Series B Preferred Stock and common stock warrants previously owned by the U.S. Treasury. In addition, asset quality was significantly improved through the reduction of non-performing assets and classified loans. The improvement in asset quality combined with net interest margin management and expense controls, contributed to an increase in earnings which totaled $0.56 per diluted common share, compared to $0.10 for 2010. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this Report.

Lending

Underwriting and Credit Administration

The Board of Directors, through the Director’s Enterprise Risk Management Committee, reviews our lending practices and policies.  The Credit Policy Committee approves loan authority for certain officers to be used individually or jointly and approves membership in the Company’s Loan Committee.  The largest single lending authority within National Penn Bank is $2.0 million and joint authorities range from $2.0 million to $10 million based upon the type of loan and industry sector and the credit risk rating of the relationship.   Any loan request for an amount exceeding the highest individual or joint approval authority levels must be approved by the Company’s Loan Committee.  The Loan Committee is chaired by the Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.

Loan Portfolio

At December 31, 2011 and 2010, our portfolio was composed of the following balances by loan types:

	December 31, 2011		December 31, 2010
(dollars in thousands)		Percentage of		Percentage of
		Portfolio		Portfolio

Commercial & industrial loans & leases	$2,420,027	46.7%	$2,434,960	45.7%

Permanent	855,524	16.5%	768,988	14.5%
Construction / development	156,064	3.0%	281,056	5.3%
Total commercial real estate	1,011,588	19.5%	1,050,044	19.8%

Residential mortgages	710,322	13.7%	752,629	14.1%
Home equity lines and loans	747,558	14.4%	745,124	14.0%
Other consumer loans	286,390	5.5%	331,181	6.2%
Total consumer loans	1,744,270	33.6%	1,828,934	34.3%

Loans and leases	5,175,885	99.8%	5,313,938	99.8%

Loans held for sale	12,216	0.2%	12,785	0.2%

Total loans and leases	$5,188,101	100.0%	$5,326,723	100.0%

Commercial Lending

We have a well diversified loan portfolio comprised of loans to customers across many industries. We originate loans primarily through direct solicitation of the borrower, referral sources, and loan participations with other banks. Secured or unsecured loans are available to qualifying customers to facilitate their working capital needs, real estate development, equipment financing, and accounts receivable and inventory expansion. Many of our commercial customers are small businesses to whom we offer a variety of products including SBA loans.

Our credit policies govern advance rates for collateral pledged to secure loans.  The majority of collateral consists of real estate, business equipment, eligible accounts receivable, raw materials, and finished inventory. Advance rates on collateral in our credit policies may be changed for individual customers depending upon their financial strength, collateral quality, and/or other loan terms.  For real estate secured loans, our credit policies also govern maximum loan to value, cash equity requirements, repayment accelerations, sellout time frames, and overall sponsor credit strength.

       Commercial and Industrial Loans

Commercial and industrial (“C&I”) loans typically help customers finance equipment; owner-occupied real estate; and short-term working capital needs, including raw materials, finished inventory, and accounts receivable.  C&I loans may be either term loans or commercial credit lines, depending upon each customer’s needs, and are repaid from cash flow from the customer’s business. Term loans can be fixed rate or floating rate and typically have a five year maximum maturity. Amortization is normally dependent upon the economic life of the pledged asset, which is typically owner-occupied real estate or equipment. Term loans with floating rates are typically indexed to the Prime rate or LIBOR.  Lines of credit are provided to customers with fluctuating cash flow needs allowing them to borrow, repay, and re-borrow funds on an as-needed basis up to a pre-determined limit. Lines of credit are typically committed for one year and renewed annually, but they may be granted for longer if warranted by the financial strength of the borrower and/or the collateral pledged. Repayment of the line of credit is dependent upon the business cash flow and/or the conversion of assets, such as accounts receivable and inventory.  Interest rates for lines of credit are usually floating, indexed to the Prime rate or LIBOR.

Commercial Real Estate

Commercial real estate loans are typically made to developers for the construction or purchase of shopping centers, office buildings, mixed-use retail space and residential developments, including surrounding roadways, utilities and other infrastructure to support the project. Repayment of loans for permanent income producing properties is dependent upon the net cash flows received from tenants who lease space from property owners. For residential developments, repayment of the loan is dependent upon the sale of individual houses to consumers or in some cases to other developers. Terms of the loan generally range from one to three years, and interest rates are usually floating and are indexed typically to the Prime rate or LIBOR. We also provide loans to customers for the construction and/or long term financing of greater than five unit residential properties that are for rent.  Loan amortization may extend up to 25 years, depending on the financial strength of the customer. Customers repay these loans from net cash flows received from renting the individual units to tenants. Interest rates for these projects can be either fixed rates (up to ten year maximum terms) or floating rates, typically indexed to the Prime rate or LIBOR.

Consumer Lending

We provide loans directly to consumers within our markets to finance personal residences, automobiles, college tuition, home improvements and other personal needs. We also make indirect loans to customers for the purchase of both new and used vehicles. The majority of residential mortgages are conformed to FNMA and FHLMC underwriting criteria and are sold to secondary market investors. Other residential products such as jumbo mortgages are originated and typically held in our loan portfolio. We also provide home equity loans, home equity lines of credit and other consumer loans through our network of retail branch offices and our Private Banking division. The majority of consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  We require a loan-to-value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.

Investment Policies and Strategies

Our investment portfolio consists primarily of U.S. Agency and Municipal bonds. The Agency bonds include debentures, mortgage-backed securities, and collateralized mortgage obligations issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry lower risk-based capital requirements than certain other types of securities based upon their risk characteristics.  The primary purpose of our investment portfolio is to provide a source of liquidity, and as a result we concentrate on buying high-quality, highly marketable securities. Additionally, the investment portfolio supports our pledging needs for funding purposes and is an essential tool in interest rate risk management.  The Board of Directors establishes investment management and interest rate risk management guidelines.

Concentrations and Seasonality

None of our businesses or products are dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.   Our commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in Pennsylvania.  Refer to “Significant Concentrations of Credit Risk” in Footnote 1 to the consolidated financial statements included at Item 8 of this Report.  While our businesses are not seasonal in nature, we experience some fluctuations in revenues and deposits.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2011, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2012.

Employees

At December 31, 2011, National Penn and its subsidiaries had 1,791 full- and part-time employees.  Our Full-time Equivalent ("FTE") employee number is 1,688.

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

In general, the BHCA limits the business in which a bank holding company may engage in banking, managing or controlling banks and other activities that the Federal Reserve determines to be appropriately incidental to the business of banking. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) amended the BHCA and established a new kind of bank holding company called a “financial holding company.”  GLBA expanded the permissible activities of a bank holding company that elects to become a financial holding company.  A financial holding company may engage in any type of activity that is financial in nature, or incidental or complementary to a financial activity.   National Penn has not become a “financial holding company.”  See “Gramm-Leach-Bliley Act”, in this item, below.

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

The BHCA further prohibits National Penn from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking related business unless such business is determined by the Federal Reserve, by regulation or by order, to be “so closely related to banking” as to be a “proper incident thereto.”  The BHCA does not place territorial restrictions on the activities of such non-banking-related businesses.

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

Federal and state laws regulate the payment of dividends by National Penn’s subsidiaries.  See “Supervision and Regulation - Regulation of National Penn Bank” in this Item 1 and refer to Footnote 15 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company.  At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2011, National Penn’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 17.12% and 18.38%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2011, National Penn’s leverage ratio was 12.0%.

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

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  Beginning April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC changed its methodology for determining assessment rates.  While, historically, assessments were generally based on domestic deposits coupled with the risk classification of a depository institution, the new rate schedule is based on average consolidated total assets minus average tangible equity (Tier 1) capital.  Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution’s overall risk relative to other large institutions.  National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2011, and expects to be required to pay regular insurance assessments to the FDIC in 2012.  In 2009, the FDIC imposed an "emergency premium" assessment on insured banks on June 30, 2009.

Regulation of National Penn Bank

The operations of National Penn Bank are subject to various federal and state statutes applicable to banks chartered in the United States, as well as regulations of the Office of the Comptroller of the Currency (“OCC.”)

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

As a subsidiary bank of a bank holding company, National Penn Bank is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve regulations on extensions of credit to its affiliates, including the bank holding company and its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking the stock or securities of the bank holding company or its subsidiaries as collateral for loans.

The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to its directors, executive officers and principal shareholders, and the directors, executive officers and principal shareholders of its parent holding company, as well as to their related interests.

Regulation of Other Subsidiaries

National Penn Wealth Management, N.A., a direct subsidiary of National Penn Bank, is a limited purpose national trust company regulated by the OCC.  National Penn Bank’s other direct non-bank subsidiaries are also subject to regulation by the OCC.  In addition, National Penn Capital Advisors, Inc. and Institutional Advisors, LLC, investment advisory firms, are each primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank’s insurance agency subsidiary is primarily subject to regulation by the Pennsylvania Department of Insurance.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the most extensive overhaul of the laws regulating the U.S. financial services industry since the Great Depression, was signed into law.  Dodd-Frank creates a new federal oversight function for identifying and managing systemic financial risks, reorganizes the federal bank regulatory structure and imposes new standards and limitations on commercial banking, securities and insurance activities.  A number of provisions are immediately effective, but many have delayed effective dates and extended implementation timetables to allow the financial regulatory agencies to promulgate a broad array of new regulations.  Although it is not possible to determine the ultimate impact of Dodd-Frank before the extensive rulemaking process is completed, the following provisions are believed to be of greatest significance to National Penn and its subsidiaries:

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

•
Requires federal banking regulators to make capital regulations countercyclical so that capital requirements increase for banks and bank holding companies in times of economic expansion and capital requirements decrease in times of economic contraction consistent with safety and soundness considerations.

•	Creates a new Consumer Financial Protection Bureau with broad rulemaking authority to administer, enforce and implement the federal consumer financial laws.

•
As implemented by the OCC regulations effective July 21, 2011, alters the federal preemption standard by subjecting national banks to state laws, including consumer financial laws that the OCC determines to be applicable to national banks in accordance with the decision of the U.S. Supreme Court in Barnett Bank of Marion County, N.A. v. Nelson.

•	Comprehensively subjects national bank subsidiaries and affiliates to all state laws by eliminating federal preemption authority historically available to them through their national bank affiliation.

•
As implemented by the OCC regulations effective July 21, 2011, authorizes a state attorney general to file a lawsuit against a national bank to enforce applicable state laws, including applicable consumer financial laws, in accordance with the decision of the U.S. Supreme Court in Cuomo v. Clearing House Assn.

•	As implemented by FDIC and banking regulations effective July 21, 2011, permits FDIC-insured banks to pay interest on demand deposits accounts, including business and corporate accounts.

•
As implemented by Federal Reserve regulations effective October 1, 2011, amends the Electronic Fund Transfer Act to require the Federal Reserve to set “reasonable and proportional” limits on interchange fees, including adjustments for fraud prevention, charged to merchants by debit card issuers.

Dodd-Frank imposes more extensive federal regulatory changes on financial institutions with more than $10 billion in assets.  Because the assets of National Penn do not exceed $10 billion, Dodd-Frank does not, for example, subject National Penn to examination by the Consumer Financial Protection Bureau or limit the debit card interchange fees charged by National Penn Bank.

Dodd-Frank also permanently raised the current standard maximum deposit insurance amount to $250,000.  In addition, it provided unlimited deposit insurance coverage for non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (“IOLTA”), until December 31, 2012. The higher coverage limits are intended to enhance the safety and security of all deposit accounts.

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

In addition, GLBA includes significant provisions relating to the privacy of consumer and customer information.  These provisions apply to any company “the business of which” is engaging in activities permitted for an FHC, even if it is not itself an FHC.  Thus, they apply to National Penn, National Penn Bank, and their affiliates.  GLBA requires a financial institution to adopt and disclose its privacy policy, give consumers and customers the right to “opt out” of most disclosures to non-affiliated third parties, not disclose any account information to non-affiliated third party marketers and follow regulatory standards to protect the security and confidentiality of consumer and customer information.

Although the long-range effects of GLBA cannot be predicted, National Penn believes GLBA will continue to narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Fair Credit Reporting Act

In 2008, the federal banking agencies issued regulations implementing the affiliate marketing provisions added to the Fair Credit Reporting Act by the Fair and Accurate Credit Transactions Act.  The regulations require a financial institution to provide consumers with notice and an opportunity to “opt out” before certain information can be received from, or disclosed to, an affiliate for the purpose of making a marketing solicitation.

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

Interest on Reserves

By issuance of a final rule effective with the reserve maintenance period beginning January 9, 2009 the Federal Reserve directed that interest be paid on the required and excess reserve balances held by depository institutions at Federal Reserve Banks.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLG”) as an initiative to counter the then current system-wide crisis in the nation's financial sector. The TLG provided two limited guarantee programs. The Debt Guarantee Program (“DGP”) guaranteed newly-issued senior unsecured debt of insured depository institutions and their affiliated bank holding companies.  National Penn did not participate in this initiative. The Transaction Account Guarantee Program (“TAG”), which guaranteed non-interest bearing transaction accounts on a voluntary basis under certain conditions, was terminated by the FDIC as of December 31, 2010.  National Penn did participate in this feature of TLG, through December 31, 2010.

Beginning December 31, 2010, for a two-year period, non-interest-bearing transaction accounts at all FDIC-insured institutions are fully covered by federal deposit insurance under Dodd-Frank. In contrast to the TAG, no institution may “opt out”, and low interest NOW accounts are no longer covered.  Congress passed a follow-up bill to include IOLTA accounts within the definitions of non-interest-bearing transaction accounts.

Troubled Asset Relief Program

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law for the purpose of providing the Treasury with the authority and facilities to restore liquidity and stability to the U.S. economy. Central to the EESA is the Troubled Asset Relief Program (“TARP”), under which the Treasury can purchase troubled assets from any financial institution subject to appropriate terms and conditions that minimize the long-term negative impact on U.S. taxpayers. The Treasury created the TARP Capital Purchase Program (“CPP”) to enable it to make capital investments in public and private banking institutions.

National Penn applied and was approved to participate in CPP, on December 12, 2008.  National Penn issued and sold to the Treasury (i) 150,000 shares of National Penn’s Series B Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 1,470,588 shares of the National Penn’s common stock, without par value, at an initial exercise price, subject to anti-dilution adjustments, of $15.30 per share, for an aggregate purchase price of $150 million in cash.  The number of shares subject to the warrants was reduced to 735,294 in the fourth quarter of 2009.

Rules issued by the Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) require participating institutions, including National Penn, to adopt certain limitations for executive compensation and corporate governance, including but not limited to the following: (i) the amount of bonus and incentive compensation, (ii) incentive compensation must mitigate excessive risk taking, (iii) “clawback” of bonuses and incentive compensation based on materially inaccurate financial statements, (iv) golden parachute payments, and (v) federal income tax deductions are limited to the first $500 thousand of compensation per individual.  These restrictions generally apply to the chief executive officer, chief financial officer, and the next three most highly compensated executive officers.  In addition, ARRA requires CPP participants to hold a non-binding “say-on-pay” shareholder vote to approve the compensation of their executives. Participating institutions are also restricted from increasing their common stock dividend and from redeeming or repurchasing shares of their common stock. See “Dividend Restrictions” above.

On March 16, 2011, National Penn redeemed all its shares of senior preferred stock held by Treasury, and on April 13, 2011, National Penn repurchased from Treasury the warrant which Treasury held for the purchase of National Penn common stock.  As a result, National Penn is no longer required to comply with the dividend and executive compensation and corporate governance standards applicable to participants in TARP CPP.

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

•	The creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

•	Provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended.

•	A provision that broadens the base for FDIC insurance assessments

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

National Penn’s credit quality may remain challenging throughout 2012. Deterioration in the quality of National Penn's credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

National Penn's allowance for loan and lease losses may prove inadequate or be negatively affected by credit risk exposure.

National Penn depends on the creditworthiness of its customers. National Penn periodically reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets, classified assets and other regulatory requirements. As a result of these considerations, National Penn may increase  or decrease its allowance for loan losses.  The allowance for loan losses may not be adequate over time to cover credit losses because of unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region. Weak local economic conditions from 2008 through 2012 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $44 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of December 31, 2011. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At December 31, 2011, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

If National Penn raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Please refer to the risk factor below titled "There may be other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock." Furthermore, a capital raise through issuance of additional shares may have an adverse impact on National Penn's stock price. New investors may also have rights, preferences and privileges senior to National Penn's current shareholders, which may adversely impact its current shareholders. National Penn's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, National Penn cannot be certain of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If National Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect National Penn's operations, financial condition and results of operations.

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

National Penn may grow its business by acquiring other financial services companies, and these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses.

Acquisitions of other financial services companies or assets present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences.

There may be other dilution of National Penn's shareholders, which may adversely affect the market price of National Penn's common stock.

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 152 million shares were outstanding as of December 31, 2011, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn also has the ability to issue an unlimited amount of securities including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which it filed with the SEC on November 7, 2008. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2011, National Penn Bank did not have the ability to pay dividends to National Penn without prior regulatory approval.  There is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In January 2012, National Penn’s Board of Directors approved a first quarter 2012 cash dividend of $0.05 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

National Penn may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

National Penn and its subsidiaries have been and may continue to be involved from time to time in a variety of litigation arising out of its business. An increased number of lawsuits, including class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. National Penn believes the risk of litigation generally increases during downturns in the national and local economies.  National Penn's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm National Penn's reputation and may cause it to incur significant expense.  Should the ultimate judgments or settlements in any litigation exceed National Penn's insurance coverage, they could have a material adverse effect on National Penn’s financial condition, results of operations and cash flows.  In addition, National Penn may not be able to obtain appropriate types or levels of insurance in the future, nor may National Penn be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn does not own or lease any property.  Currently, National Penn Bank owns 82 properties and leases 88 other properties.   National Penn’s other direct and indirect subsidiaries lease 10 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned by National Penn Bank and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512; six other owned or leased properties are located in the immediate vicinity of the principal office.  National Penn Bank also owns the principal office of the KNBT Division, located at 90 Highland Avenue, Bethlehem, Pennsylvania, and the operations center located at 236 Brodhead Road, Bethlehem, Pennsylvania.

National Penn Bank, including all Divisions, currently operates 121 retail branch offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  Fifty-eight of these retail branch offices are owned; 64 are leased.   In addition, National Penn Bank presently owns 129 automated teller machines located throughout these fifteen counties, which are primarily located at retail branch office locations.

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

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of February 29, 2012, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years

Scott V. Fainor	50
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

Michael J. Hughes	55
Group Executive Vice President and Chief Financial Officer since August 31, 2009.  Chief Executive Officer of BSCV, Inc. and Chief Restructuring Officer at Boscov’s Department Store, LLC from May 2008 through August 30, 2009.  Chief Operating Officer of Griffin Financial LLC, an investment banking firm, from August 2002 through April 2008.

Sandra L. Bodnyk	60
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

David B. Kennedy	50
Group Executive Vice President and head of General Banking since January 1, 2010.  President of Northern Region from February 1, 2008 to March 1, 2010.  Executive Vice President and President of Greater Lehigh Valley Region of KNBT from May 2005 to February 2008.

Donald P. Worthington	67
Group Executive Vice President. President, CEO and Chair of National Penn Wealth Management, N.A. since August 2009. President, National Penn Insurance Services Group since November, 2011. Also Chairman of National Penn Insurance Services Group, Inc.  Executive Vice President, National Penn Bank, and Chairman, Eastern Region, since 2003.  President, National Penn Investors Trust Company, 2004 to 2008.

Scott L. Gruber	55	Group Executive Vice President and head of Corporate Banking since January 1, 2010. Executive Vice President and President of the Central Region from 2002 to 2009.

Carl F. Kovacs	61
Group Executive Vice President, Operations/Technology since February 2008.  Executive Vice President and Chief Information Officer, Keystone Nazareth Bank & Trust Company from May 2005 to February 2008.

H. Anderson Ellsworth	64
Group Executive Vice President, Corporate Secretary and Chief Legal Officer since January 18, 2011. Executive Vice President and Securities Law Compliance Director of National Penn from January 2007 to January 2011.  Senior Vice President from October 2004 to December 2006.

Keene S. Turner, CPA	32
Executive Vice President and Chief Accounting Officer of National Penn Bancshares, Inc. since February 2010.  Vice President, Griffin Financial Group LLC, an investment banking firm, from February 2009 through January 2010. Assurance & Advisory Business Services, Ernst & Young, LLP, a professional services firm, from 2001 through February 2009.

The Chief Executive Officer of National Penn is elected by National Penn’s Board of Directors and serves until he resigns, retires, becomes disqualified, or is removed by the Board. Other National Penn executive officers are approved by a duly authorized committee of the Board and serve until they resign, retire, or are removed by a duly authorized committee of the Board or the Chief Executive Officer.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2011, National Penn had 7,980 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

MARKET VALUE OF COMMON STOCK

	2011		2010
	High	Low	High	Low
1st Quarter	$8.73	$7.28	$7.33	$5.68
2nd Quarter	8.32	6.80	8.08	6.00
3rd Quarter	8.22	6.14	6.85	5.56
4th Quarter	8.67	6.77	8.48	6.17

CASH DIVIDENDS DECLARED ON COMMON STOCK

	2011	2010
1st Quarter	$0.01	$0.01
2nd Quarter	0.01	0.01
3rd Quarter	0.03	0.01
4th Quarter	0.04	0.01

National Penn’s ability to pay cash dividends to its shareholders is substantially dependent upon the ability of its subsidiaries to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is set forth in “Dividend Restrictions” included in Item 1 of this Report, which information is incorporated by reference in this Item 5.

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

Private Placement

On October 20, 2010, the Company raised $63.3 million in capital as part of a $150 million common equity investment from Warburg Pincus, LLC, a private equity firm. 10,462,810 common shares were issued at a purchase price of $6.05 per share (based upon average market prices). The remainder of the investment was completed on January 7, 2011, whereby, Warburg Pincus invested $86.7 million in NPBC common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ investment in the Company, and as a result Warburg Pincus owned 16.4% of the Company’s common stock. During the third quarter of 2011, Warburg Pincus purchased 1,088,783 shares on the open market, increasing their ownership to 17.1% of the Company’s common stock.

Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s DRP, share compensation plans, share-based benefit plans, and employee stock purchase plan.  No shares have been repurchased since the second quarter of 2008 because the Company has discontinued opportunistic repurchases of blocks of National Penn stock as well as discontinued its daily de minimis stock repurchases.  These actions were undertaken due to the economic environment and to preserve the Company’s capital.

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions. Information on these restrictions is set forth in “Dividend Restrictions” in Item 1 and should be reviewed in conjunction with Footnote 15 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2006, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
National Penn Bancshares, Inc.	100.00	80.06	80.22	33.23	46.37	49.29
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
SNL Bank and Thrift	100.00	76.26	43.85	43.27	48.30	37.56

Source: SNL Financial LC, Charlottesville, VA
© 2010

Item 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and National Penn's consolidated financial statements included in Item 7 and 8 of this Report.  The selected financial data set forth below has been derived from the Company’s audited consolidated financial statements.

Five Year Statistical Summary

(dollars in thousands, except share and per share data)	As of and for the
	Year Ended December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET
Total assets	$8,486,281	$8,844,620	$9,483,910	$9,403,431	$5,824,421
Total investment securities and other securities	2,314,111	2,259,690	2,180,541	1,919,889	1,381,021
Total loans and leases, net (1)	5,061,461	5,176,669	5,878,229	6,231,868	3,820,356
Deposits	5,874,819	6,059,173	6,738,852	6,389,886	3,946,163
Borrowings	1,370,399	1,590,996	1,633,434	1,735,270	1,254,203
Total shareholders’ equity	1,180,687	1,137,437	1,069,468	1,179,995	563,947
Tangible common equity (4)	906,638	708,500	608,982	445,098	286,235
Percent shareholders’ equity to total assets	13.91%	12.86%	11.28%	12.55%	9.68%
Percent tangible common equity to tangible assets	11.04%	8.27%	6.64%	5.05%	5.16%

Assets under administration	$4,197,612	$3,973,910	$3,453,209	$3,108,267	$2,439,324
Assets under management (included above)	$2,141,737	$2,092,149	$1,789,987	$1,621,547	$1,273,166

EARNINGS (3)
Total interest income	$346,834	$387,249	$421,143	$466,236	$335,473
Total interest expense	86,931	116,017	168,634	213,498	179,453
Net interest income	259,903	271,232	252,509	252,738	156,020
Provision for loan and lease losses	15,000	95,000	154,025	32,497	7,832
Net interest income after provision for loan and lease losses	244,903	176,232	98,484	220,241	148,188
Loss (gain) on sale of building	(1,000)	-	-	-	449
Net (losses) gains from fair value changes
on subordinated debentures	(2,530)	(10,373)	(4,427)	12,017	2,807
Loss on debt extinguishment	(2,633)	-	-	-	-
Net gains (losses) on sales of investment securities	2,719	214	(2,857)	648	2,064
Gain on pension curtailment	-	4,066	-	-	-
Other non-interest income	94,654	104,315	5,764	10,093	67,878
Goodwill impairment	-	8,250	275,000	-	-
Corporate reorganization expense	2,200	-	-	-	-
Other non-interest expense	221,197	233,426	233,616	216,531	138,773
Income (loss) before income taxes	112,716	32,778	(411,652)	26,468	82,613
Income tax expense (benefit)	25,172	11,441	(63,613)	(5,803)	17,380
Net income (loss)	87,544	21,337	(348,039)	32,271	65,233
Preferred dividends and accretion of preferred discount	(1,691)	(8,021)	(8,340)	(417)	-
Accelerated accretion from redemption of preferred stock	(1,452)	-	-	-	-
Net income (loss) available to common shareholders	$84,401	$13,316	$(356,379)	$31,854	$65,233

Cash dividends - common stock	$13,651	$5,136	$23,343	$49,680	$32,534
Cash dividends - preferred stock	$1,583	$7,500	$6,937	$-	$-
Dividend payout ratio - common	16.17%	38.57%	NM	155.96%	49.87%
Return on average assets	1.02%	0.23%	NM	0.36%	1.16%
Return on average total shareholders' equity	7.58%	1.95%	NM	3.30%	12.00%
Return on average common shareholders’ equity	7.50%	1.41%	NM	3.30%	12.00%
Return on tangible common equity (4)	9.95%	2.07%	NM	7.51%	24.52%

PER SHARE DATA (2)
Basic earnings (loss) available to common shareholders	$0.56	$0.10	$(3.61)	$0.42	$1.32
Diluted earnings (loss) available to common shareholders	$0.56	$0.10	$(3.61)	$0.42	$1.31
Dividends paid in cash	0.09	0.04	0.28	0.683	0.66
Dividends paid in stock	NONE	NONE	NONE	NONE	3.00%
Book value (2)	7.77	7.23	7.33 (5)	12.83	11.29
Tangible book value (4)	5.97	5.18	4.84	5.45	5.83

Weighted average shares basic (2)	151,386,614	128,118,298	98,818,526	76,185,375	49,344,066
Weighted average shares diluted (2)	151,653,646	128,186,651	98,818,526	76,740,859	49,908,327

Staff – Full-time equivalents	1,688	1,728	1,756	1,780	1,171

(1)	Includes loans held for sale, net of allowance.
(2)	Restated to reflect a 3% stock dividend in 2007.
(3)	Results of operations are included for KNBT beginning February 1, 2008, and Christiana Bank and Trust beginning January 4, 2008 through December 3, 2010.
(4)	Non GAAP measures are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(5)	The change in book value from 2008 to 2009 reflects $275 million of goodwill impairment recorded in 2009.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2011 and financial condition of the Company as of December 31, 2011, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2011, included in this Report at Item 8.

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

Management believes the use of non-GAAP measures will help readers compare National Penn’s current results to those of prior periods as presented in the accompanying discussion.

The Company’s strategic plan is designed to enhance shareholder value by operating a highly profitable financial services company within the markets it serves. Specifically, management is focused on increasing market penetration in selected geographic areas and achieving excellence in both retail and commercial lines of business.  The Company also grows revenue through appropriate and targeted acquisitions, through expanding into new geographical markets, or through further penetrating existing markets or business lines.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates. The discussion below outlines the Company’s critical accounting policies. For additional accounting policies and details refer to Footnote 1 to the consolidated financial statements included in Item 8 of this Report.

Allowance for Loan and Lease Losses

The methodology for determining the allowance for loan and lease losses (“the allowance”) is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance.  The allowance is established through a provision for loan and lease losses (“provision”) charged as an expense in the consolidated statement of operations. The Company continually reassesses the allowance and charges off uncollectible loans against the allowance when circumstances do not warrant continuance of the loan as a viable asset. Recoveries of assets previously written off, if any, are credited to the allowance when they are received. The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable loan and lease losses.  Management’s determination of the adequacy of the allowance is based on its evaluation of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates, including, among others, expected defaults, estimated loss in event of default, and the amount and timing of expected future cash flows or collateral liquidation values on impaired loans.  The process also considers historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.

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

The goodwill impairment test is a two step test in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned to it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low-cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge. Other intangible assets also include customer lists and covenants not to compete. These assets are amortized over the lesser of their contractual life or estimated economic life on a straight-line basis.  The Company’s intangible assets are evaluated for impairment if circumstances are present that would indicate potential impairment.

Income Taxes

 Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax consequences that arise from the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of operations for purposes of determining the current period’s net income. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, unrealized gains or losses on investment securities available-for-sale, tax credits, deferred and share-based compensation, deferred loan fees, and net operating losses.

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

Evaluating the realizability of deferred tax assets and uncertain tax positions requires significant judgment on the part of management, as it requires evaluation of future events and outcomes based on current information. The Company’s disclosures included in this Report outline relevant judgments made by management with respect to the conclusions reached.

Other-Than-Temporary Impairment

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes consideration of numerous factors including, but not limited to, the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, the performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security requires judgment since it is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

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

2011 OVERVIEW

(dollars in thousands, except per share data)	Year Ended December 31,
	2011	2010
EARNINGS
Total interest income	$346,834	$387,249
Total interest expense	86,931	116,017
Net interest income	259,903	271,232
Provision for loan and lease losses	15,000	95,000
Net interest income after provision for loan and lease losses	244,903	176,232
Loss on sale of building	(1,000)	-
Net (losses) from fair value changes on subordinated debentures	(2,530)	(10,373)
Loss on debt extinguishment	(2,633)	-
Net gains on sales of investment securities	2,719	214
Gain on pension plan curtailment	-	4,066
Other non-interest income	94,654	104,315
Goodwill impairment	-	8,250
Corporate reorganization expense	2,200	-
Other non-interest expense	221,197	233,426
Income before income taxes	112,716	32,778
Income tax expense	25,172	11,441
Net income	87,544	21,337
Preferred dividends and accretion of preferred discount	(1,691)	(8,021)
Accelerated accretion from redemption of preferred stock	(1,452)	-
Net income available to common shareholders	$84,401	$13,316

Per Share of Common Stock
Basic earnings available to common shareholders	$0.56	$0.10
Diluted earnings available to common shareholders	$0.56	$0.10
Dividends	$0.09	$0.04

Net interest margin	3.52%	3.45%
Efficiency ratio (1)	59.03%	58.78%
Return on average assets	1.02%	0.23%

Asset Quality Metrics
Allowance / total loans and leases	2.44%	2.82%
Non-performing loans / total loans and leases	1.33%	1.57%
Delinquent loans / total loans and leases	0.48%	0.52%
Allowance / non-performing loans and leases	184%	179%
Annualized net charge-offs	0.74%	1.57%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Net income available to common shareholders increased to $84.4 million, or $0.56 per diluted common share, for 2011 as compared to $13.3 million, or $0.10 per diluted common share, for 2010. Improvements in net income available to common shareholders resulted from the following items:

•
During 2011, the provision for loan and lease losses decreased $80.0 million to $15.0 million for 2011, compared to $95.0 million in 2010. The reduction to the provision was primarily attributable to a reduction to classified loans which declined 22.7% during 2011. In addition, net charge-offs in 2011 decreased 57.5% to $38.4 million, and net charge-offs to average loans decreased to 0.74% from 1.57% in 2010. The allowance for loan and lease losses totaled $127 million at December 31, 2011 and covered non-performing loans and leases by 184%.

•
Repayment of long-term obligations totaling $168 million, a reduction of time deposits totaling $388 million and the divestiture of Christiana in 2010 reduced average earning assets to $8.0 billion from $8.5 billion at December 31, 2010. Net interest income for 2011 totaled $260 million compared to $271 million for 2010, and net interest margin for 2011 improved 7 basis points to 3.52% as a result of improvement in deposit mix and pricing and other interest rate management initiatives.

•
Other non-interest income totaled $94.7 million for 2011, a 4.1% decrease, when adjusting 2010 for the divestiture of Christiana. Non-interest income was impacted by regulatory changes which affected electronic customer transactions as well as reduced overdraft volume for deposit accounts and lower mortgage refinance volume.

•
Other non-interest expense totaled $221 million, a 2.0% decrease, when adjusting 2010 for the divestiture of Christiana. The efficiency ratio (a non-GAAP measure) was stable at 59.03%, as continued focus on expense controls and reduced FDIC insurance more than offset the increasing cost of regulatory compliance.

Adjusted net income is a non-GAAP measure and excludes certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share.

(dollars in thousands)	Year Ended December 31,
	2011	2010
Net income available to common shareholders	$84,401	$13,316
After tax unrealized fair market value loss on
subordinated debentures	1,645	6,743
After tax corporate reorganization expense	1,430	-
Accelerated accretion from redemption of preferred stock	1,452	-
After tax gain on pension plan curtailment	-	(2,643)
Goodwill impairment	-	8,250
BOLI tax expense	-	8,081
Tax expense from sale of Christiana	-	5,486
Adjusted net income available to common shareholders	$88,928	$39,233

Diluted earnings per share available to common shareholders	$0.56	$0.10
After tax unrealized fair market value loss on
subordinated debentures	0.01	0.05
After tax corporate reorganization expense	0.01	-
Accelerated accretion from redemption of preferred stock	0.01	-
After tax gain on pension plan curtailment	-	(0.02)
Goodwill impairment	-	0.06
BOLI tax expense	-	0.06
Tax expense from sale of Christiana	-	0.05
Adjusted net income available to common shareholders	$0.59	$0.30

Adjusted net income increased $49.7 million to $88.9 million, or $0.59 per diluted share, for 2011 from $39.2 million, or $0.30 per diluted share, for 2010. Adjusted net income increased primarily as a result of the improvements in asset quality which resulted in a $52.0 million, after-tax, reduction to provision expense.  The following are adjustments to net income available to common shareholders for 2011:

•	Non-interest expense included a $2.2 million, or $1.4 million after tax ($0.01 per diluted share), charge for corporate reorganization expense.

•	Non-interest income included a $2.5 million loss, or $1.6 million after tax ($0.01 per diluted share), on the Company’s subordinated debentures accounted for at fair value.

•	Accelerated accretion from redemption of preferred stock of $1.5 million ($0.01 per diluted share).

2010 adjusted net income available to common shareholders totaled $39.2 million or $0.30 per diluted share, and included the following adjustments:

•	Non-interest expense included an $8.3 million ($0.06 per diluted share) non-tax deductible goodwill impairment charge resulting from the sale of Christiana, completed December 3, 2010.

•	Income tax expense included $5.5 million ($0.05 per diluted share) on the gain resulting from the sale of Christiana.

•	Income tax expense included $8.1 million ($0.06 per diluted share) related to the redemption of separate account BOLI policies completed in 2010.

•	Non-interest income included a $10.4 million loss, or $6.7 million after tax ($0.05 per diluted share), on the Company’s subordinated debentures accounted for at fair value.

•	Non-interest income included a $4.1 million, or $2.6 million after-tax ($0.02 per diluted share), gain on the first quarter 2010 curtailment of the Company’s defined benefit pension plan.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	As of December 31,
	2011	2010
Total cash and cash equivalents	$451,522	$702,382
Investment securities and other securities	2,314,111	2,259,690
Total loans and leases	5,188,101	5,326,723
Total assets	8,486,281	8,844,620
Deposits	5,874,819	6,059,173
Borrowings	1,370,399	1,590,996
Shareholders' equity	1,180,687	1,137,437
Tangible book value per common share (1)	$5.97	$5.18
Tangible common equity / tangible assets (1)	11.04%	8.27%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Total assets were $8.5 billion at December 31, 2011, compared to $8.8 billion at December 31, 2010. During the year, efforts to improve funding costs resulted in a $168 million reduction to FHLB advances and structured repurchase agreements in addition to a $388 million reduction of time deposits. These reductions combined with $204 million of growth in transaction and savings accounts led to an improvement in the mix of deposits during 2011.  As a result, overall funding costs improved by 28 basis points, and the cost of deposits decreased 31 basis points to 68 basis points.  The trend for deposit and funding costs helped to mitigate the effect of declining yields on interest income.

In addition, asset quality management efforts during 2011 reduced classified loans by $109 million, and decreased total loans and leases by 2.6% to $5.2 billion at December 31, 2011, compared to $5.3 billion at December 31, 2010.

TOTAL LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s customers are affected by economic conditions. Although the economy and credit environment continue to be uncertain, the Company has experienced stabilization in its loan portfolio, demonstrated by continued asset quality improvement. Proactive management of lower quality credits has helped to mitigate the continuing impact of housing market conditions and declining real estate and commercial property values, which resulted in higher than historic levels of charge-offs throughout 2010 and 2009.  During 2011, the Company remained focused on customers’ needs and delivering solutions to them.

Federal Reserve economic data suggests the following trends:

•	Contacts in the Third District have reported modest growth in overall business activity; sectors such as auto dealers; manufacturers, and service reported slight growth.

•	The commercial real estate sector reported little or no activity, and existing home prices continued to decline moderately in most markets.

•	The outlook among Third District business contacts remains cautious but improving with most firms projecting slow to flat growth for the upcoming year.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at December 31, 2011 and 2010:

(dollars in thousands)	December 31,
	2011	2010	Increase/(decrease)
Commercial and industrial loans and leases	$2,420,027	$2,434,960	$(14,933)	(0.6	) %

CRE - permanent	855,524	768,988	86,536	11.3%
CRE - construction	156,064	281,056	(124,992)	(44.5	) %
Commercial real estate	1,011,588	1,050,044	(38,456)	(3.7	) %

Residential mortgages	710,322	752,629	(42,307)	(5.6	) %
Home equity lines and loans	747,558	745,124	2,434	0.3%
All other consumer	286,390	331,181	(44,791)	(13.5	) %
Consumer loans	1,744,270	1,828,934	(84,664)	(4.6	) %

Loans and leases	$5,175,885	$5,313,938	$(138,053)	(2.6	) %

Allowance for loan and lease losses	126,640	150,054	(23,414)	(15.6	) %

Loans and leases, net	$5,049,245	$5,163,884	$(114,639)	(2.2	) %

Loans held for sale	$12,216	$12,785	$(569)	(4.5	) %

The following table summarizes the composition of the Company’s loan portfolio at each of the past five fiscal year-ends:

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Commercial and industrial loans and leases	$2,420,027	$2,434,960	$2,803,144	$3,028,227	$2,051,911
CRE - permanent	855,524	768,988	831,127	770,663	570,340
CRE - construction	156,064	281,056	406,331	453,462	273,765
Residential mortgages	710,322	752,629	827,968	922,593	376,468
Home equity lines and loans	747,558	745,124	785,445	820,806	443,976
All other consumer	286,390	331,181	352,457	316,518	154,970
Loans and leases	5,175,885	5,313,938	6,006,472	6,312,269	3,871,430
Loans held for sale	12,216	12,785	18,028	3,605	3,823
Total loans and leases	$5,188,101	$5,326,723	$6,024,500	$6,315,874	$3,875,253

Management’s efforts to reduce credit risk on the balance sheet resulted in a $109 million, or 22.7%, decline in classified loans since December 31, 2010. As a result, loans and leases, net decreased $115 million to $5.0 billion at December 31, 2011, from $5.2 billion at December 31, 2010. The majority of the decline in overall loan balances can be attributed to managed reductions of commercial real estate exposure, other consumer loans and residential mortgages, which continue to decline due to refinancing activity in the current low interest rate environment. Improving overall asset quality metrics resulted in a reduction of the allowance and the provision during 2011.  The allowance decreased to $127 million at December 31, 2011 from $150 million at December 31, 2010, due to net charge-offs of $38.4 million and a provision of $15.0 million for 2011.

Maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2011 are summarized below:

		After One
	One Year	Year to	After Five
(dollars in thousands)	or Less*	Five Years	Years	Total

Commercial and industrial loans and leases	$635,475	$1,067,065	$717,487	$2,420,027
CRE - permanent	116,084	375,979	363,461	855,524
CRE - construction	83,441	51,788	20,835	156,064
Total	835,000	1,494,832	1,101,783	3,431,615

Predetermined interest rate	281,307	1,088,784	492,138	1,862,229
Floating interest rate	553,693	406,048	609,645	1,569,386
Total	$835,000	$1,494,832	$1,101,783	$3,431,615

*Demand loans, past-due loans and overdrafts are reported in "One Year or Less."

Determinations of maturities included in the loan maturity table are based upon contractual terms. Loans are renewed after an evaluation of the customer’s creditworthiness in accordance with the Company’s credit policy. This policy also provides parameters for use of customer credit lines.

The following table demonstrates select asset quality metrics for the past five years:

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007

Non-performing loans	$68,986	$83,864	$125,786	$35,586	$15,285
Non-performing loans to total loans and leases	1.33%	1.57%	2.09%	0.56%	0.39%
Delinquent loans	$24,801	$27,806	$25,464	$20,782	$7,041
Delinquent loans to total loans and leases	0.48%	0.52%	0.42%	0.33%	0.18%
Classified loans	$370,439	$479,336	$501,485	$196,349	$68,970
Classified loans to total loans and leases	7.14%	9.00%	8.32%	3.11%	1.78%
Tier 1 capital and allowance	$1,104,942	$1,074,197	$955,489	$825,628	$454,063
Classified loans to Tier 1 capital and allowance	33.53%	44.62%	52.48%	23.78%	15.19%
Total loans and leases	$5,188,101	$5,326,723	$6,024,500	$6,315,874	$3,875,253

The following table summarizes the Company’s non-performing assets for the past five years:

(dollars in thousands)	December 31,
	2011		2010	2009	2008	2007
Non-accrual commercial and industrial loans and leases		$31,081	$34,869	$40,248	$11,496	$8,404

Non-accrual CRE-permanent		7,403	17,821	15,570	1,731	312
Non-accrual CRE-construction		12,218	19,392	47,057	10,884	3,277
Total non-accrual commercial real estate loans		19,621	37,213	62,627	12,615	3,589

Non-accrual residential mortgages		4,504	5,802	12,800	3,304	2,743
Non-accrual home equity lines and loans		3,046	2,133	1,920	1,714	462
All other non-accrual consumer loans		3,176	2,094	4,921	2,841	-
Total non-accrual consumer loans		10,726	10,029	19,641	7,859	3,205

Total non-accrual loans		61,428	82,111	122,516	31,970	15,198

Restructured loans	(A)	5,548	-	576	625	-
Loans 90+ days past due & still accruing		2,010	1,753	2,694	2,991	87
Total non-performing loans		68,986	83,864	125,786	35,586	15,285

Other real estate owned and repossessed assets		7,716	7,453	4,208	1,552	-

Total non-performing assets		$76,702	$91,317	$129,994	$37,138	$15,285

Total loans and leases		$5,188,101	$5,326,723	$6,024,500	$6,315,874	$3,875,253
Average total loans and leases		$5,202,255	$5,761,647	$6,286,830	$5,939,448	$3,730,860
Allowance for loan and lease losses		$126,640	$150,054	$146,271	$84,006	$54,897

Allowance for loan and lease losses to:
Non-performing assets		165%	164%	113%	226%	359%
Non-performing loans		184%	179%	116%	236%	359%
Total loans and leases		2.44%	2.82%	2.43%	1.33%	1.42%
Average total loans and leases		2.43%	2.60%	2.33%	1.41%	1.47%

(A) Restructured loans include $2.4 million of modified commercial loans and $3.1 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure during 2011.

The following table provides additional information for the Company’s non-accrual loans for the past three fiscal years ended:

(dollars in thousands)	December 31,
	2011	2010	2009
Total non-accrual loans	$61,428	$82,111	$122,516

Non-accrual loans and leases with partial charge-offs	28,919	33,351	38,933
Life-to-date partial charge-offs on non-accrual loans and leases	30,284	37,837	45,645

Charge-off rate of non-accrual loans and leases	51.2%	53.2%	54.0%

Specific reserves on non-accrual loans	8,162	8,560	3,761

At December 31, 2011, the Company’s non-accrual loans totaled $61.4 million and included $28.9 million of non-accrual loans which have been charged-off by 51.2% or $30.3 million. Non-accrual loans declined $20.7 million, or 25.2%, during 2011, primarily due to the management of commercial real estate non-accrual loans which decreased $17.6 million during the year. The Company’s non-accrual and restructured loans comprise its impaired loans and leases which are evaluated individually. Impaired loans had a specific reserve in the allowance of $8.9 million related to $31.0 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off at December 31, 2011, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

A detailed roll-forward of the Company’s allowance for loan and lease losses for the five years is presented in the following table:

(dollars in thousands)	December 31,
	2011	2010		2009	2008	2007
Balance at beginning of year	$150,054		$146,271	$84,006	$54,897	$58,306
Charge-offs:
Commercial and industrial loans and leases	21,321		24,443	51,532	16,984	8,229
CRE - permanent	6,129		7,643	14,760	772	63
CRE - construction	5,400		42,527	18,066	6,519	2,650
Residential mortgages	4,474	(A)	15,278	3,620	3,466	549
Home equity lines and loans	5,337		3,559	3,481	2,364	190
All other consumer loans	4,874		7,110	10,069	3,447	1,285
Total charge-offs	47,535		100,560	101,528	33,552	12,966

Recoveries:
Commercial and industrial loans and leases	2,326		4,042	6,415	1,217	821
CRE - permanent	341		1,216	731	-	-
CRE - construction	2,399		2,902	466	1,173	206
Residential mortgages	358		122	127	101	18
Home equity lines and loans	322		221	205	375	60
All other consumer loans	3,375		1,748	1,824	1,414	620
Total recoveries	9,121		10,251	9,768	4,280	1,725
Net charge-offs	38,414		90,309	91,760	29,272	11,241
Provision charged to expense	15,000		95,000	154,025	32,497	7,832
(Disposed) acquired allowance	-		(908)	-	25,884	-
Balance at end of year	$126,640		$150,054	$146,271	$84,006	$54,897

Net charge-offs to:
Total loans and leases	0.74%		1.70%	1.52%	0.46%	0.29%
Average total loans and leases	0.74%		1.57%	1.46%	0.49%	0.30%
Allowance for loan and lease losses	30.33%		60.18%	62.73%	34.85%	20.48%

(A) Reflects the modification and sale of residential mortgage loans in 2010.

The Company’s continued focus on asset quality resulted in substantial improvement in net charge-offs during 2011. Net charge-offs declined $51.9 million, or 57.5%, from the prior year. For 2011, net charge-offs totaled $38.4 million, compared to $90.3 million for 2010, and annualized net charge-offs as a percentage of average loans and leases decreased to 0.74% for 2011 compared to 1.57% for 2010. Efforts to manage commercial real estate loans resulted in a significant decline in commercial real estate construction loan charge-off levels for 2011.

The following table presents a composition of the allowance by loan type:

	December 31,
(dollars in thousands)	2011		2010		2009		2008		2007
	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial and industrial loans and leases	$55,815	46.7%	$69,655	45.7%	$73,031	46.5%	$42,013	48.0%	$32,871	53.0%
CRE - permanent	20,990	16.5%	20,044	14.4%	15,639	13.8%	6,335	12.2%	4,894	14.7%
CRE - construction	19,732	3.0%	31,133	5.3%	40,013	6.8%	9,228	7.2%	8,870	7.0%
Residential mortgages	8,412	13.9%	9,630	14.4%	4,799	14.0%	6,703	14.6%	2,878	9.8%
Home equity lines and loans	6,753	14.4%	4,742	14.0%	4,498	13.0%	6,000	13.0%	2,251	11.5%
All other consumer	4,495	5.5%	6,525	6.2%	4,531	5.9%	7,396	5.0%	3,011	4.0%
Unallocated	10,443	-	8,325	-	3,760	-	6,331	-	122	-
Total allowance	$126,640	100.0%	$150,054	100.0%	$146,271	100.0%	$84,006	100.0%	$54,897	100.0%

The following table demonstrates the components of the allowance:

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Specific reserves	$8,909	$8,560	$12,810	$5,086	$613
Allocated reserves	107,288	133,169	129,700	72,589	54,162
Unallocated reserves	10,443	8,325	3,761	6,331	122
Total allowance for loan and lease losses	$126,640	$150,054	$146,271	$84,006	$54,897

Overall, the allowance decreased to $127 million at December 31, 2011 and represented 2.44% of total loans and leases and 184% of non-performing loans, compared to $150 million at December 31, 2010, or 2.82% of total loans and leases and 179% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality, which began in 2010 and continued throughout 2011. These improvements resulted in a provision of $15.0 million during 2011, an $80.0 million decrease, from $95.0 million for 2010.

INVESTMENT PORTFOLIO

The majority of the Company’s investments are readily marketable securities held as available-for-sale to meet liquidity needs and also qualify as collateral to meet its pledging needs.  The Company also holds other securities that are non-marketable consisting of Federal Reserve Bank of Philadelphia stock and Federal Home Loan Bank of Pittsburgh stock. Investments available-for-sale and held-to-maturity remained stable at $2.2 billion at December 31, 2011, compared to December 31, 2010.  For further information, reference Footnote 3, “Investment Securities” to the consolidated financial statements included at Item 8 of this Report.

A summary of investment securities available-for-sale:

	December 31,
	2011		2010		2009
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$-	$-	$19,952	$19,949	$145,457	$145,432
U.S. Government agencies	2,997	3,072	4,995	5,094	88,254	88,404
State and municipal bonds	313,607	325,622	345,310	333,354	367,837	364,202
Agency mortgage-backed securities/
collateralized mortgage obligations	1,344,442	1,387,616	1,216,153	1,231,359	818,296	837,209
Non-agency collateralized mortgage obligations	14,887	15,116	25,071	25,074	48,521	46,965
Corporate securities and other	12,023	11,189	14,189	13,034	14,745	13,094
Marketable equity securities	3,749	4,404	3,759	4,254	4,540	4,361
Total	$1,691,705	$1,747,019	$1,629,429	$1,632,118	$1,487,650	$1,499,667

A summary of investment securities held-to-maturity:

	December 31,
	2011		2010		2009
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$-	$-	$-	$-	$354	$361
State and municipal bonds	421,046	449,848	427,720	416,408	436,108	438,128
Agency mortgage-backed securities/
collateralized mortgage obligations	74,714	77,911	117,756	119,997	163,240	163,192
Non-agency collateralized mortgage obligations	814	839	1,481	1,527	2,221	2,234
Total	$496,574	$528,598	$546,957	$537,932	$601,923	$603,915

The maturity distribution and weighted-average yield of the investment securities of the Company at December 31, 2011, are presented in the following tables. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Marketable equity securities do not have a stated maturity and have been included in the “After 10 Years” category.

Maturity and Weighted-Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$-	-	$3,072	2.22%	$-	-	$-	-	$3,072	2.22%
State and municipal bonds	2,089	7.47%	20,340	9.12%	45,994	7.52%	257,199	6.17%	325,622	6.55%
Agency mortgage-backed securities/
collateralized mortgage obligations	-	-	12,844	3.60%	119,004	3.89%	1,255,768	2.82%	1,387,616	2.92%
Non-agency collateralized mortgage obligations	-	-	-	-	11,402	4.74%	3,714	4.01%	15,116	4.56%
Corporate securities and other	-	-	834	2.06%	-	-	10,355	8.23%	11,189	7.77%
Marketable equity securities	-	-	-	-	-	-	4,404	3.64%	4,404	3.64%
Total	$2,089	7.47%	$37,090	6.48%	$176,400	4.89%	$1,531,440	3.42%	$1,747,019	3.64%

Maturity and Weighted-Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal bonds	$-	-	$-	-	$36,562	6.23%	$413,286	6.52%	$449,848	6.50%
Agency mortgage-backed securities/
collateralized mortgage obligations	-	-	-	-	6,485	1.52%	71,426	3.07%	77,911	2.94%
Non-agency collateralized mortgage obligations	-	-	-	-	839	4.86%	-	-	839	4.86%
Total	$-	-	$-	-	$43,886	5.51%	$484,712	6.01%	$528,598	5.97%

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets, on the consolidated balance sheet, decreased by $6.4 million from $280 million at December 31, 2010, to $274 million at December 31, 2011, due to the scheduled amortization of intangible assets during 2011.

As of June 30, 2011, the Company performed the annual impairment test of goodwill for each of its reporting units, which are “community banking” and “other.” As of June 30, 2011, the carrying value of goodwill assigned to the community banking segment was $235 million and the carrying value of goodwill assigned to the other segment was $23 million. Both reporting units passed the step one goodwill impairment test with its fair value in excess of its carrying value, inclusive of goodwill assigned to it. As a result, no further analysis was performed.

OTHER ASSETS

Other assets on the balance sheet at December 31, 2011, decreased to $385 million, a decrease of $40.2 million compared to $425 million at December 31, 2010.  Other assets include premises and equipment, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets, unconsolidated investments and other assets. The decrease was attributable to a reduction to deferred tax assets, net (refer to Income Taxes in Results of Operations for additional discussion); FDIC expense during the year which reduced the prepaid assessment; and a reduction to premises and equipment of $9.3 million resulting primarily from scheduled depreciation and the sale of a building no longer intended for use.

LIABILITIES

Liabilities totaled $7.3 billion at December 31, 2011, a decrease of $402 million, or 5.2%, from $7.7 billion at December 31, 2010. Liabilities declined during 2011 as a result of repayment of long-term obligations totaling $168 million and a $388 million reduction to time deposits, offset by $204 million of growth in transaction and savings accounts. Deposits are the Company’s primary source of funding and are obtained predominantly from the areas in which the Company’s retail branch offices are located.

(dollars in thousands)	December 31,
	2011	2010	Increase/(decrease)
Non-interest bearing deposits	$863,703	$808,835	$54,868	6.8%
NOW accounts	1,293,148	1,181,850	111,298	9.4%
Money market accounts	1,686,909	1,664,620	22,289	1.3%
Savings	454,003	438,879	15,124	3.4%
CDs less than $100	1,138,908	1,378,060	(239,152)	(17.4	) %
CDs $100 or greater	438,148	586,929	(148,781)	(25.3	) %
Total deposits	$5,874,819	$6,059,173	$(184,354)	(3.0	) %

Non-time deposits / total deposits	73.2%	67.6%

The following table is a distribution of the average balance and the average rate paid on the Company’s deposits in each of the most recent three fiscal years:

(dollars in thousands)	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing demand deposits	$831,326	-	$812,275	-	$731,122	-
Interest bearing*	3,312,281	0.37%	3,348,360	0.56%	3,198,993	0.95%
Time deposits	1,802,769	1.57%	2,311,017	1.95%	2,802,914	2.87%
Total	$5,946,376	0.68%	$6,471,652	0.99%	$6,733,029	1.65%

*Interest bearing checking, savings, and money market deposits.

Average deposits for the year-ended December 31, 2011 were $5.9 billion, a decrease of $365 million, or 5.8%, from $6.3 billion for the year-ended December 31, 2010, excluding Christiana. The decrease in average deposit balances is attributable to the decline in time deposits of $476 million, or 20.1%, of which Christiana’s divestiture contributed approximately $35 million.  The decrease in deposits was the result of the Company’s continued focus on improving deposit mix and managing high-cost, non-relationship based wholesale and time deposit customers. The decrease in average time deposits was offset by increases in average non-interest and interest bearing deposits of $38.0 million and $73.0 million, respectively, when adjusted for Christiana.  At December 31, 2011, transaction, savings and money market accounts comprised 73.2% of total deposits compared to 67.6% at December 31, 2010. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 31 basis points to 0.68% for 2011.

Deposit pricing strategies also reduced jumbo certificates of deposit by $149 million, or 25.3%, to $438 million at December 31, 2011, compared to $587 million at December 31, 2010.

The following table is a breakdown, by maturity, of the Company’s certificates of deposit of $100,000 or more as of December 31, 2011:

(dollars in thousands)
Maturity
3 months or less	$106,035
Over 3 through 6 months	89,513
Over 6 through 12 months	79,370
Over 12 months	163,230
Total	$438,148

Deposit funding is supplemented by additional sources of borrowings which include customer and structured repurchase agreements, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.4 billion at December 31, 2011, which was a decrease of $221 million or 13.9% from December 31, 2010.

(dollars in thousands)	December 31, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
Customer repurchase agreements	$523,978	0.48%	$569,455	0.72%
Structured repurchase agreements	85,000	4.12%	165,000	4.14%
Short-term borrowings	-	-	10,000	-
Federal Home Loan Bank advances	616,111	4.50%	703,761	4.35%
Subordinated debentures accounted for at fair value	67,989	7.85%	65,459	7.85%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.25%	77,321	5.73%
Total borrowings and other debt obligations	$1,370,399	3.18%	$1,590,996	3.22%

(1) The cost includes the impact of the interest rate swaps, which expired during the fourth quarter of 2011. The blended interest rate of the outstanding debentures at December 31, 2011 was 2.91%.

Borrowings changed due to the following during 2011:

•	$87.7 million of FHLB advances matured and were not replaced, reducing total advances by 12.5%.

•	The Company’s subordinated debentures accounted for at fair value increased by $2.5 million.

•	Structured repurchase agreements decreased $80 million due to early terminations.

Customer repurchase agreements generally mature within 30 days from the date of initiation.  Short-term borrowings consist of Treasury Tax and Loan Note Options with maturities of less than one year. The following table summarizes the Company’s short-term obligations.

(dollars in thousands)	At or For The Year Ended December 31,
	2011	2010	2009
Customer repurchase agreements
Balance at year-end	$523,978	$569,455	$572,323
Average during the year	523,898	578,409	475,688
Maximum month-end balance	573,628	613,945	543,398
Weighted average rate during the year	0.48%	0.72%	1.15%
Rate at December 31	0.43%	0.55%	0.99%

Short-term borrowings
Balance at year-end	$-	$10,000	$6,900
Average during the year	6,733	6,900	7,163
Maximum month-end balance	7,200	10,000	10,000
Weighted average rate during the year	0%	0%	0%
Rate at December 31	0%	0%	0%

SHAREHOLDERS’ EQUITY

Shareholders’ equity totaled $1.2 billion at December 31, 2011, an increase of $43.3 million from December 31, 2010. Activity during 2011 included:

•	Net income of $87.5 million;

•	$84.5 million net proceeds from a 14.3 million common share issuance to Warburg Pincus;

•	Redemption of Series B preferred stock including accelerated accretion of $1.5 million, for $150 million;

•	Repurchase of common stock warrants of $1.0 million;

•	Cash dividends on common stock of $13.7 million;

•	Cash dividends on preferred stock of $1.6 million prior to redemption; and

•	An increase to accumulated other comprehensive income of $30.2 million.

For the year ended December 31, 2011, accumulated other comprehensive income increased $30.2 million to $20.8 million. The primary reasons for the net increase, after-taxes were:

•	Increase to the fair market value of investment securities available-for-sale of $34.2 million;

•	$1.8 million increase from cash flow hedges which matured during 2011; and

•	Offsetting the two increases was a $5.8 million decrease related to the Company’s pension plan accounting, which was previously curtailed during 2010.

RESULTS OF OPERATIONS – NET INTEREST INCOME

The following table presents average balances, average yields, and net interest margin information for the years ended December 31, 2011, 2010 and 2009.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	Year Ended December 31,
(dollars in thousands)	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$477,226	$1,101	0.23%	$495,042	$1,152	0.23%	$284,855	$630	0.22%

U.S. Treasury	17,521	48	0.27%	116,442	470	0.40%	73,711	268	0.36%
U.S. Government agencies	3,950	86	2.18%	54,226	714	1.32%	45,082	695	1.54%
Mortgage-backed securities/
collateralized mortgage obligations	1,415,629	42,934	3.03%	1,173,005	41,152	3.51%	1,018,718	41,985	4.12%
State and municipal*	757,279	50,680	6.69%	791,051	53,141	6.72%	817,035	55,823	6.83%
Other bonds and securities	92,569	2,743	2.96%	99,321	2,648	2.67%	129,387	4,128	3.19%
Total investments	2,286,948	96,491	4.22%	2,234,045	98,125	4.39%	2,083,933	102,899	4.94%

Commercial loans and leases*	3,370,054	175,295	5.20%	3,836,337	204,180	5.32%	4,283,394	224,506	5.24%
Installment loans	938,408	45,210	4.82%	955,907	50,010	5.23%	974,285	54,235	5.57%
Mortgage loans	893,793	48,868	5.47%	969,403	55,164	5.69%	1,029,151	61,556	5.98%
Total loans and leases	5,202,255	269,373	5.18%	5,761,647	309,354	5.37%	6,286,830	340,297	5.41%
Total earning assets	7,966,429	366,965	4.61%	8,490,734	408,631	4.81%	8,655,618	443,826	5.13%
Allowance for loan and lease losses	(143,206)			(162,417)			(105,150)
Non-interest earning assets	780,029			892,474			1,136,204
Total assets	$8,603,252			$9,220,791			$9,686,672

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$5,115,050	$40,534	0.79%	$5,659,377	$63,929	1.13%	$6,001,907	$110,935	1.85%
Customer repurchase agreements	523,898	2,506	0.48%	578,409	4,180	0.72%	481,606	5,515	1.15%
Structured repurchase agreements	155,438	6,397	4.12%	165,000	6,826	4.14%	172,055	7,151	4.16%
Short-term borrowings	6,733	-	0.00%	6,900	-	0.00%	7,163	-	0.00%
Federal Home Loan Bank advances	629,603	28,316	4.50%	725,651	31,537	4.35%	847,975	35,347	4.17%
Subordinated debentures	143,174	9,178	6.41%	137,785	9,545	6.93%	130,914	9,686	7.40%
Total interest bearing liabilities	6,573,896	$86,931	1.32%	7,273,122	$116,017	1.60%	7,641,620	168,634	2.21%
Non-interest bearing deposits	831,326			812,275			731,122
Other non-interest bearing liabilities	42,821			40,752			67,393
Total liabilities	7,448,043			8,126,149			8,440,135
Equity	1,155,209			1,094,642			1,246,537
Total liabilities and equity	$8,603,252			$9,220,791			$9,686,672
NET INTEREST INCOME/MARGIN (FTE)		280,034	3.52%		292,614	3.45%		275,192	3.18%
Tax equivalent interest		20,131			21,382			22,683
Net interest income		$259,903			$271,232			$252,509

*Fully taxable equivalent basis, using a 35% effective tax rate.
Average loan balances include non-accruing loans and average net fees and costs.

The following table allocates changes in FTE interest income and interest expense based upon volume and rate changes. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)
	2011 compared to 2010			2010 compared to 2009
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(41)	$(10)	$(51)	$488	$34	$522
Securities:
U.S. Treasury	(306)	(116)	(422)	170	32	202
U.S. Government agencies	(916)	288	(628)	129	(110)	19
Mortgage-backed securities/
collateralized mortgage obligations	7,815	(6,033)	1,782	5,882	(6,715)	(833)
State and municipal	(2,261)	(200)	(2,461)	(1,756)	(926)	(2,682)
Other bonds and securities	(188)	283	95	(867)	(613)	(1,480)
Total investments	4,144	(5,778)	(1,634)	3,558	(8,332)	(4,774)

Commercial loans and lease financing	(24,342)	(4,543)	(28,885)	(23,747)	3,421	(20,326)
Installment loans	(902)	(3,898)	(4,800)	(1,008)	(3,217)	(4,225)
Mortgage loans	(4,190)	(2,106)	(6,296)	(3,479)	(2,913)	(6,392)
Total loans and leases	(29,434)	(10,547)	(39,981)	(28,234)	(2,709)	(30,943)
Total interest income	(25,331)	(16,335)	(41,666)	(24,188)	(11,007)	(35,195)

Interest Expense:
Interest bearing deposits	(5,702)	(17,693)	(23,395)	(6,016)	(40,990)	(47,006)
Customer repurchase agreements	(365)	(1,309)	(1,674)	964	(2,299)	(1,335)
Structured repurchase agreements	(394)	(35)	(429)	(292)	(33)	(325)
Short-term borrowings	-	-	-	-	-	-
Federal Home Loan Bank advances	(4,289)	1,068	(3,221)	(5,266)	1,456	(3,810)
Subordinated debentures	364	(731)	(367)	494	(635)	(141)
Total borrowed funds	(4,684)	(1,007)	(5,691)	(4,100)	(1,511)	(5,611)
Total interest expense	(10,386)	(18,700)	(29,086)	(10,116)	(42,501)	(52,617)
Increase (decrease) in net interest income	$(14,945)	$2,365	$(12,580)	$(14,072)	$31,494	$17,422

Results for the year ended December 31, 2011 compared to December 31, 2010

During 2011 interest rates remained at historically low levels, which continues to pressure asset yields as investments and loans mature and are replaced. Management initiatives to maintain net interest margin and income during the year resulted in a reduction to average and earning assets.

Overall, average earning assets declined to $8.0 billion as a result of the divestiture of Christiana in December of 2010 and management’s focus on improving deposit mix by managing high cost, non-relationship based wholesale and time deposit customers. At December 31, 2011, transaction, savings and money market accounts comprised 73.2% of deposits compared to 67.6% at December 31, 2010.  Time deposits declined $388 million to $1.6 billion at December 31, 2011, including approximately $35 million of time deposits at Christiana. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 31 basis points to 0.68% for the year-ended December 31, 2011. In addition, management extinguished higher cost structured repurchase agreements and invested some excess liquidity in investment securities during the second half of 2011 in order to mitigate the effect of declining interest rates on net interest income.

Interest expense decreased by 25.1%, or $29.1 million, and totaled $86.9 million for the year-ended December 31, 2011. The improvement in interest expense mitigated the effect of decreasing asset yields, but managed reductions to earning assets combined with declining interest rates resulted in a 10.4%, or $40.4 million, decrease to interest income ($41.7 million on a FTE basis), which totaled $347 million for fiscal 2011. Net interest income for the year-ended December 31, 2011, was $260 million, a decrease of $11.3 million, or 4.2%, compared to $271 million for 2010. The net interest margin, for 2011, expanded seven basis points to 3.52% from 3.45% in 2010.

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

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses totaled $15.0 million for fiscal 2011, compared to $95.0 million for 2010 and $154 million for 2009. The reduction to the provision was due to the improvement of asset quality. For the year-ended December 31, 2011, net charge-offs declined to $38.4 million, or 0.74% of average loans, compared to $90.3 million, or 1.57% of average loans, for 2010 and $91.8 million, or 1.46% of average loans, for 2009. Classified loans declined 22.7% from December 31, 2010, and non-performing loans declined by 17.7% to 1.33% of total loans and leases at December 31, 2011, from 1.57% at December 31, 2010. At December 31, 2011, the allowance as a percentage of non-performing loans increased to 184% from 179% at December 31, 2010, and the allowance to total loans and leases totaled 2.44% at the end of 2011. For additional analysis of the allowance refer to “Total Loans and Leases and Allowance for Loan and Lease Losses.”

NON-INTEREST INCOME AND EXPENSES

(dollars in thousands)
	Year Ended December 31,			2011 Compared to 2010			2010 Compared to 2009
NON-INTEREST INCOME	2011	2010	2009	Increase (Decrease)			Increase (Decrease)
Wealth management income	$23,623	$28,253	$28,923	$(4,630)	(16.4	) %	$(670)	(2.3	) %
Service charges on deposit accounts	18,768	21,564	24,259	(2,796)	(13.0	) %	(2,695)	(11.1	) %
Insurance commissions and fees	13,254	14,332	15,714	(1,078)	(7.5	) %	(1,382)	(8.8	) %
Cash management and electronic banking fees	18,219	17,904	15,921	315	1.8%		1,983	12.5%
Mortgage banking income	4,924	7,398	8,475	(2,474)	(33.4	) %	(1,077)	(12.7	) %
Bank owned life insurance income	5,474	5,932	4,919	(458)	(7.7	) %	1,013	20.6%
Earnings of unconsolidated investments	2,161	799	2,586	1,362	170.5%		(1,787)	(69.1	) %
Other operating income	8,231	9,523	6,758	(1,292)	13.6%		2,765	40.9%
Gain on pension plan curtailment	-	4,066	-	(4,066)	NM		4,066	NM
Loss on sale of building	(1,000)	-	-	(1,000)	NM		-	NM
Net (losses) from fair value changes on subordinated debentures	(2,530)	(10,373)	(4,427)	7,843	(75.6	) %	(5,946)	134.3%
Loss on debt extinguishment	(2,633)	-	-	(2,633)	NM		-	NM
Net gains on sales of investment securities	2,719	214	(2,857)	2,505	NM		3,071	(107.5)
Impairment losses on investment securities:
Impairment losses on investment securities	-	(1,390)	(127,812)	1,390	NM		126,422	(98.9)
Non credit-related losses on securities not expected to be sold recognized
in other comprehensive loss before tax	-	-	26,021	-			(26,021)	NM
Net impairment losses on investment securities	-	(1,390)	(101,791)	1,390	NM		100,401	(98.6)
Other non-interest income	$91,210	$98,222	$(1,520)	$(7,012)	(7.1	) %	$99,742	NM

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the year ended December 31, 2011 compared to 2010

Non-interest income totaled $91.2 million for 2011, compared to $98.2 million in 2010. The $7.0 million decrease in non-interest income was primarily due to the following items:

Increases:

•	Earnings of unconsolidated investments increased $1.4 million to $2.2 million for 2011, as the timing of the mezzanine debt fund activities and “exits” vary.

•	Loss on the Company’s subordinated debentures (Nasdaq: NPBCO) accounted for at fair value reduced non-interest income in 2010 by $10.4 million, compared to $2.5 million in 2011.

Decreases:

•	2010 included a gain of $4.1 million from the curtailment of the Company’s defined benefit pension plan.

•
Exclusive of Christiana’s divestiture in December 2010, wealth management income increased $0.9 million due to increased commission income on retail investment product sales. As reported, wealth management income decreased by $4.6 million, to $23.6 million for 2011, as Christiana contributed $5.5 million of wealth management income during 2010.

•
Service charges on deposit accounts declined $2.8 million to $18.8 million for 2011 as a result of reduced overdraft volume and the impact of regulatory changes affecting electronic customer transactions.

•
Mortgage banking income in 2011 totaled $4.9 million, a $2.5 million decrease compared to the prior year, as residential mortgage refinance activity declined during 2011 compared to higher levels experienced during 2010 and 2009.

•
2011 included $2.6 million of losses from the early extinguishment of $80.0 million of structured repurchase agreements, and the Company sold investment securities that resulted in a $2.7 million gain to mitigate the impact of the unwind costs associated with the debt extinguishment. Additionally, 2011 included a $1.0 million loss from the sale of a building the Company no longer intended to occupy.

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

(dollars in thousands)
	Year Ended December 31,			2011 Compared to 2010			2010 Compared to 2009
NON-INTEREST EXPENSE	2011	2010	2009	Increase (Decrease)			Increase (Decrease)
Salaries, wages and employee benefits	$122,264	$123,471	$125,635	$(1,207)	(1.0	) %	$(2,164)	(1.7	) %
Net premises and equipment	28,939	29,923	31,999	(984)	(3.3	) %	(2,076)	(6.5	) %
FDIC insurance	9,838	15,205	14,915	(5,367)	(35.3	) %	290	1.9%
Other operating expenses	60,156	64,827	65,095	(4,671)	(7.2	) %	(268)	(0.4	) %
Corporate reorganization expense	2,200	-	-	2,200	NM		-	NM
Fraud recovery	-	-	(4,028)	-	NM		4,028	NM
Goodwill impairment	-	8,250	275,000	(8,250)	NM		(266,750)	(97.0	) %
Total non-interest expense	$223,397	$241,676	$508,616	$(18,279)	(7.6	) %	$(266,940)	(52.5	) %

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)
(dollars in thousands)
	Year Ended December 31,
Efficiency Ratio Calculation	2011	2010	2009
Non-interest expense	$223,397	$241,676	$508,616
Less:
Corporate reorganization expense	2,200	-	-
Goodwill impairment	-	8,250	275,000
Fraud recovery	-	-	(4,028)
FDIC special assessment	-	-	4,625
SERP accrual	-	-	2,000
Operating expenses	$221,197	$233,426	$231,019

Net interest income (taxable equivalent)	$280,034	$292,614	$275,192

Non-interest income	91,210	98,222	(1,520)
Less:
Loss on sale of building	(1,000)	-	-
Loss on debt extinguishment	(2,633)	-	-
Net gains on sales of investment securities	2,719	-	-
Net (losses) from fair value changes on subordinated debentures	(2,530)	(10,373)	(4,427)
Gain on pension plan curtailment	-	4,066	-
Loss on sale of SNC loans	-	-	(6,032)
Gain on sale of wealth unit	-	-	1,226
Securities loss / impairment / CDO loss	-	-	(104,648)
Adjusted revenue	$374,688	$397,143	$387,553

Efficiency Ratio	59.03%	58.78%	59.61%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures in the beginning of Item 7 of this Report.

Non-interest expense for the year ended December 31, 2011 compared to 2010

Continued focus on expense controls in 2011 maintained expenses at proportionate levels to 2010, as demonstrated by the efficiency ratio of 59.03% (a non-GAAP measure). Non-interest expense totaled $223 million for 2011, a $2.3 million decrease when compared to 2010, exclusive of $15.9 million of Christiana expenses, which included goodwill impairment. In addition, 2011 included $2.2 million of corporate reorganization expense. Adjusting for Christiana and reorganization expenses, 2011 expenses decreased $4.5 million, due to a $4.5 million decrease in FDIC insurance resulting from a change to the assessment framework and the improving risk profile of the Company.

Non-interest expense for the year ended December 31, 2010 compared to 2009

Exclusive of $8.3 million and $275 million of goodwill impairment in 2010 and 2009, respectively, non-interest expense totaled $233 million for the year ended December 31, 2010 and 2009. Continued efforts to control expenses caused a $2.2 million reduction to salaries, wages, and employee benefits which totaled $123 million for the year ended December 31, 2010. Also, premises and equipment expense decreased $2.1 million to $29.9 million compared to $32.0 million for 2009. Other operating expenses decreased slightly compared to 2009 and totaled $64.8 million for 2010. This reduction offset the $0.3 million increase to FDIC insurance expense which totaled $15.2 million for 2010. The expense reductions reflect the Company’s efforts to control expenses and mitigate the negative impact of regulatory compliance costs and workout expenses. Also, 2009 included a $4.0 million benefit from insurance proceeds which reduced non-interest expense.

INCOME TAX EXPENSE

Income tax expense for 2011 was $25.2 million, compared to $11.4 million for 2010 and a benefit of $63.6 million for 2009. During 2011, pre-tax income increased while tax-free income and other permanent items remained stable resulting in an effective tax rate of 22.3%. Conversely, the effective tax rate for 2010 was 34.9% due to $8.1 million of taxes from the redemption of the Company’s separate account BOLI and $5.5 million of tax expense from the sale of Christiana at a taxable gain. The income tax benefit in 2009 resulted from a pre-tax loss. The Company’s net deferred tax asset (“DTA”) decreased to $63.7 million at December 31, 2011, primarily from an increase in the fair value of investment securities available for sale and the reduction of the allowance for loan and lease losses.

Each quarter, the Company evaluates the realizability of the DTA. As of December, 2011, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion management carefully weighed both positive and negative evidence present. The Company has continued to demonstrate increased profitability and performance in line with projections, and it has also utilized its NOL carry forwards as planned. Therefore, management believes that the DTA continues to be realizable.

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

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Liquidity and Contractual Commitments and Obligations

The Company’s Board of Directors establishes general liquidity guidelines to ensure adequate liquidity to fulfill obligations. Obligations for liquidity include depositors who wish to withdraw funds, borrowers who require funds, operating expenditures, and capital expansion.  Sources of liquidity consist of cash flows from operating, investing, and financing activities.  Management continues to actively monitor and manage liquidity and current available funding channels to ensure an appropriate contingency funding strategy plan is in place.

The Company’s largest source of liquidity on a consolidated basis is the deposit base that comes from retail, corporate and institutional banking deposit customers. The Company also utilizes wholesale funding that comes from a mix of short-and long-term funding providers.  Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia (FRB) and, at times, brokered CDs. The Company’s principal source of day-to-day liquidity is its liquid cash reserve on hand generated from core deposit operations.  When demand exceeds this reserve and normal deposit gathering efforts, funds are obtained through wholesale channels. The Company reduced its wholesale funding as funds continue to be available at reasonable rates, and dependence on borrowings has been reduced. Refer to Liabilities within Item 7 to this Report for additional details.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011:

		Payments Due by Period:
			After One	After Three
(dollars in thousands)		Less than	Year to	Years to	More than
	Total	one year	Three Years	Five Years	Five Years
Maturities of time deposits	$1,577,056	$942,853	$478,031	$155,400	$772
Loan commitments	1,452,348	731,465	157,594	93,468	469,821
Structured repurchase agreements	85,000	10,000	75,000	-	-
Letters of credit	157,240	140,968	16,211	61	-
Federal Home Loan Bank Advances	616,111	85,000	49,500	74,680	406,931
Subordinated debentures	145,310	-	-	-	145,310
Minimum annual rentals on non-cancelable operating leases	41,858	6,597	10,413	8,387	16,461
Total	$4,074,923	$1,916,883	$786,749	$331,996	$1,039,295

The Company does not presently have any commitments for significant capital expenditures.

 The Company’s primary source of liquidity is deposits obtained from retail, business and institutional banking customers. The Company supplements liquidity with a mix of wholesale funding.   The Company’s wholesale sources of funds and levels of liquidity at December 31, 2011, included:

•	Relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

•	The Company is also a member of the FHLB and has the ability to borrow within applicable limits in the form of advances secured by pledges of certain qualifying assets.

•
At December 31, 2011, the Company had $2.0 billion of liquidity available including unencumbered deposits. Additionally, the Company has the ability to borrow from the Federal Reserve Bank via the discount window.

As measured using the consolidated statement of cash flows, the Company used $251 million of net cash and equivalents for the year ended December 31, 2011 compared to $99.1 million of net cash generated for the year ended December 31, 2010. Cash was deployed during year ended December 31, 2011, in the following ways:

Financing activities

•	$150 million repayment of Series B Preferred stock
•	$1.0 million repurchase of common stock warrants
•	$378 million reduction in certificates of deposit
•	$169 million repayments of FHLB advances and structured repurchase agreements
•	$55.5 million decrease in short-term borrowings and customer repurchase agreements

Investing activities

•	$520 million of investment security purchases

Operating activities generated $141 million of net cash for the year ended December 31, 2011 compared to $181 million for the year ended December 31, 2010.  During the year ended December 31, 2011, cash was generated from the following additional sources:

Investing activities

•	$508 million of proceeds from investment security transactions, maturities, and repayments
•	$90.2 million net maturities and repayments from loans and leases held for investment

Financing activities

•	$194 million increase in core deposits
•	$84.5 million of issuance of common stock in private placement

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

(dollars in thousands)

Change in Interest Rates	Change in Net Interest Income
(in basis points)	December 31, 2011	December 31, 2010
+ 300	6.73%	7.10%
+ 200	4.74%	4.49%
+ 100	2.59%	1.92%
- 100	N/A *	N/A *

*Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is simulated to decline for the subsequent twelve months by 4.0% and 0.1% based upon net interest income for December 31, 2011 and 2010, respectively.

As measured by the net interest income analysis, the Company reflects an asset sensitive risk profile and would benefit over the next twelve months by an increase in interest rates.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Capital Adequacy

Information regarding the Company’s capital ratios are set forth in Footnote 15 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6 of this Report.

Quarterly Consolidated Financial Data (Unaudited)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

(dollars in thousands, except per share data)	Three months ended
	December 31	September 30	June 30	March 31
2011
Interest income	$83,681	$86,055	$87,740	$89,358
Interest expense	19,160	21,638	22,745	23,388
Net interest income	64,521	64,417	64,995	65,970
Provision for loan and lease losses	2,000	-	3,000	10,000
Gains on investment securities	1,697	1,022	-	-
Other-than-temporary impairment on investments	-	-	-	-
Goodwill impairment	-	-	-	-
Income before income taxes	26,632	32,505	30,262	23,317
Net income available to common shareholders	20,743	24,813	23,208	15,637
Per Share Data:
Earnings available to common shareholders-basic	0.14	0.16	0.15	0.10
Earnings available to common shareholders-diluted	0.14	0.16	0.15	0.10

2010
Interest income	$93,745	$96,360	$98,308	$98,837
Interest expense	26,104	28,670	29,665	31,578
Net interest income	67,641	67,690	68,643	67,259
Provision for loan and lease losses	17,500	20,000	25,000	32,500
Gains (losses) on investment securities	-	-	214	-
Other-than-temporary impairment on investments	(444)	(312)	-	(634)
Goodwill impairment	-	-	(8,250)	-
Income (loss) before income taxes	14,306	13,202	5,593	(324)
Net income (loss) available to common shareholders	6,637	10,301	(5,544)	1,921
Per Share Data:
Earnings (loss) available to common shareholders-basic	0.05	0.08	(0.04)	0.02
Earnings (loss) available to common shareholders-diluted	0.05	0.08	(0.04)	0.02

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements are set forth in Footnote 1 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain financial instruments with off-balance sheet risks.  For more information, refer to Footnote 13 to the consolidated financial statements included in Item 8 of this Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk can be found under Liquidity, Commitments, Capital, and Interest Rate Sensitivity in Item 7 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Penn Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
National Penn Bancshares, Inc.

We have audited the accompanying consolidated statement of operations, comprehensive income, changes in shareholders’ equity and cash flows of National Penn Bancshares, Inc. (a Pennsylvania corporation) and subsidiaries (the Company) for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations and cash flows of National Penn Bancshares, Inc. and subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 5, 2010
(except for the consolidated statement of comprehensive income, as which the date is February 29, 2012)

  Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Penn Bancshares, Inc.:

We have audited National Penn Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 29, 2012

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2011	2010
ASSETS
Cash and due from banks	$129,637	$90,283
Interest-earning deposits with banks	321,885	612,099
Total cash and cash equivalents	451,522	702,382

Investment securities available for sale, at fair value	1,747,019	1,632,118
Investment securities held to maturity
(Fair value $528,598 and $537,932 for 2011 and 2010, respectively)	496,574	546,957
Other securities	70,518	80,615
Loans held for sale	12,216	12,785
Loans and leases, net of allowance for loan and lease losses of $126,640 and $150,054
for 2011 and 2010, respectively	5,049,245	5,163,884
Premises and equipment, net	96,198	105,483
Accrued interest receivable	30,991	33,829
Bank owned life insurance	138,274	134,154
Other real estate owned and other repossessed assets	7,716	7,453
Goodwill	258,279	258,279
Other intangible assets, net	15,770	22,217
Unconsolidated investments	12,173	11,482
Other assets	99,786	132,982
TOTAL ASSETS	$8,486,281	$8,844,620

LIABILITIES
Non-interest bearing deposits	$863,703	$808,835
Interest bearing deposits	5,011,116	5,250,338
Total deposits	5,874,819	6,059,173

Customer repurchase agreements	523,978	569,455
Structured repurchase agreements	85,000	165,000
Short-term borrowings	-	10,000
Federal Home Loan Bank advances	616,111	703,761
Subordinated debentures	145,310	142,780
Accrued interest payable and other liabilities	60,376	57,014
TOTAL LIABILITIES	7,305,594	7,707,183

SHAREHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 1,000,000 shares
Series B, $1,000 liquidation preference, 5% cumulative; 150,000 shares issued and
outstanding as of December 31, 2010	-	148,441
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding December 31, 2011 and 2010, respectively - 151,883,036 and 136,792,414	1,383,082	1,292,342
Accumulated deficit	(223,189)	(293,940)
Accumulated other comprehensive income (loss)	20,794	(9,406)
TOTAL SHAREHOLDERS' EQUITY	1,180,687	1,137,437
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,486,281	$8,844,620

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in thousands, except per share data)	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME
Loans and leases, including fees	$266,616	$306,207	$336,787
Investment securities
Taxable	45,810	44,984	47,077
Tax-exempt	33,307	34,906	36,649
Deposits with banks	1,101	1,152	630
Total interest income	346,834	387,249	421,143
INTEREST EXPENSE
Deposits	40,534	63,929	110,935
Customer repurchase agreements	2,506	4,180	5,515
Structured repurchase agreements	6,397	6,826	7,151
Short-term borrowings	-	-	-
Federal Home Loan Bank advances	28,316	31,537	35,347
Subordinated debentures	9,178	9,545	9,686
Total interest expense	86,931	116,017	168,634
Net interest income	259,903	271,232	252,509
Provision for loan and lease losses	15,000	95,000	154,025
Net interest income after provision for loan and lease losses	244,903	176,232	98,484
NON-INTEREST INCOME
Wealth management	23,623	28,253	28,923
Service charges on deposit accounts	18,768	21,564	24,259
Insurance commissions and fees	13,254	14,332	15,714
Cash management and electronic banking fees	18,219	17,904	15,921
Mortgage banking	4,924	7,398	8,475
Bank owned life insurance	5,474	5,932	4,919
Equity in undistributed net earnings of unconsolidated investments	2,161	799	2,586
Other operating income	8,231	9,523	6,758
Gain on pension plan curtailment	-	4,066	-
Loss on sale of building	(1,000)	-	-
Net losses from fair value changes on subordinated debentures	(2,530)	(10,373)	(4,427)
Loss on debt extinguishment	(2,633)	-	-
Net gains (losses) on sales of investment securities	2,719	214	(2,857)

IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities	-	(1,390)	(127,812)
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	26,021
Net impairment losses on investment securities	-	(1,390)	(101,791)
Total non-interest income (losses)	91,210	98,222	(1,520)

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	122,264	123,471	125,635
Premises and equipment	28,939	29,923	31,999
FDIC insurance	9,838	15,205	14,915
Other operating expenses	60,156	64,827	65,095
Corporate reorganization expense	2,200	-	-
Fraud (recovery)	-	-	(4,028)
Goodwill impairment	-	8,250	275,000
Total non-interest expense	223,397	241,676	508,616
Income (loss) before income taxes	112,716	32,778	(411,652)
Income tax expense (benefit)	25,172	11,441	(63,613)
NET INCOME (LOSS)	87,544	21,337	(348,039)
Preferred dividends and accretion of preferred discount	(1,691)	(8,021)	(8,340)
Accelerated accretion from redemption of preferred stock	(1,452)	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$84,401	$13,316	$(356,379)
PER SHARE OF COMMON STOCK
Basic earnings (loss) available to common shareholders	$0.56	$0.10	$(3.61)
Diluted earnings (loss) available to common shareholders	$0.56	$0.10	$(3.61)
Dividends paid in cash	$0.09	$0.04	$0.28

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2011			2010			2009
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	Tax	Expense	Tax	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Net income (loss)	$112,716	$25,172	$87,544	$32,778	$11,441	$21,337	$(411,652)	$(63,613)	$(348,039)

Unrealized holding gains (losses)
arising during period	55,344	19,370	35,974	(10,505)	(3,677)	(6,828)	(43,776)	(15,322)	(28,454)
Less reclassification adjustment
for gains (losses) realized in net income	2,719	952	1,767	(1,176)	(412)	(764)	(104,648)	(36,627)	(68,021)
Unrealized gains (losses) on investment securities	52,625	18,418	34,207	(9,329)	(3,265)	(6,064)	60,872	21,305	39,567
Unrealized gains on cash flow hedges	1,805		1,805	939	-	939	493	-	493
Pension adjustment	(8,941)	(3,129)	(5,812)	(3,560)	(1,246)	(2,314)	3,871	1,355	2,516
Amortization of discounts (net) on investment securities transferred from AFS to HTM	-	-	-	-	-	-	383	134	249
Other comprehensive income (loss)	45,489	15,289	30,200	(11,950)	(4,511)	(7,439)	65,619	22,794	42,825

Total comprehensive income (loss)	$158,205	$40,461	$117,744	$20,828	$6,930	$13,898	$(346,033)	$(40,819)	$(305,214)

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands)	Common		Series B Preferred	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury
	Shares	Value	Stock	Earnings	(Loss) Income	Stock	Total

Balance at December 31, 2008	80,731,751	$1,003,110	$144,076	$65,194	$(32,385)	$-	$1,179,995

Cumulative effect of adoption of new OTTI guidance				12,407	(12,407)
Balance at January 1, 2009	80,731,751	1,003,110	144,076	77,601	(44,792)	-	1,179,995
Comprehensive income
Net loss				(348,039)			(348,039)
Other comprehensive income, net of taxes					42,825		42,825
Total comprehensive income							(305,214)

Cash dividends declared - common				(23,343)			(23,343)
Cash dividends declared - preferred				(7,458)			(7,458)
Shares issued under share-based plans, net of excess tax benefits	260,654	2,024					2,024
Shares issued for optional cash, DRIP and ESPP	14,016,263	70,209					70,209
Shares issued in public offering	30,705,000	153,255					153,255
Amortization of preferred discount			881	(881)			-
Cancellation of common stock warrants		(2,963)	2,963				-
Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$-	$1,069,468
Comprehensive income
Net income				21,337			21,337
Other comprehensive income, net of taxes					(7,439)		(7,439)
Total comprehensive income							13,898

Cash dividends declared - common				(5,136)			(5,136)
Cash dividends declared - preferred				(7,500)			(7,500)
Shares issued under share-based plans, net of excess tax benefits	615,936	4,151					4,151
Shares issued in private placement	10,462,810	62,556					62,556
Amortization of preferred discount			521	(521)			-
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$-	$1,137,437
Comprehensive income
Net income				87,544			87,544
Other comprehensive income, net of taxes					30,200		30,200
Total comprehensive income							117,744

Cash dividends declared - common				(13,651)			(13,651)
Cash dividends declared - preferred				(1,583)			(1,583)
Shares issued under share-based plans, net of excess tax benefits	760,043	7,197					7,197
Shares issued in private placement	14,330,579	84,543					84,543
Amortization of preferred discount			1,559	(1,559)			-
Repayment of Series B Preferred Stock			(150,000)				(150,000)
Repurchase of common stock warrants		(1,000)					(1,000)
Balance at December 31, 2011	151,883,036	$1,383,082	$-	$(223,189)	$20,794	$-	$1,180,687

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$87,544	$21,337	$(348,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	15,000	95,000	154,025
Depreciation and amortization	15,108	16,310	17,934
Amortization (accretion) of premiums and discounts on investment securities, net	2,480	957	(1,537)
Increase in fair value of subordinated debentures	2,530	10,373	4,427
Gain on pension plan curtailment	-	(4,066)	-
Goodwill impairment	-	8,250	275,000
Bank-owned life insurance policy income	(5,474)	(5,932)	(4,919)
Share-based compensation expense	3,808	2,250	1,269
Loss (gain) on sale of buildings	1,000	(223)	-
Loss on debt extinguishment	2,633	-	-
Investment securities (gains) losses, net	(2,719)	(214)	2,857
Impairment losses on investment securities	-	1,390	101,791
(Gains) losses of equity-method investments, net of distributions	(691)	1,339	(947)
Loans originated for resale	(144,846)	(241,338)	(355,886)
Proceeds from sale of loans	148,936	252,173	352,540
(Gains) losses on sale of loans, net	(3,521)	(5,592)	709
Loss (gain) on sale of other real estate owned, net	261	365	(586)
Gain on sale of business	-	-	(1,126)
Changes in assets and liabilities:
Decrease in accrued interest receivable	2,838	2,366	562
Decrease in accrued interest payable	(5,413)	(5,478)	(10,485)
Decrease (increase) in other assets	12,952	5,767	(72,708)
Increase (decrease) in other liabilities	8,775	26,257	(41,718)
Net cash provided by operating activities	141,201	181,291	73,163
CASH FLOWS FROM INVESTING ACTIVITIES
(Decrease) increase in cash equivalents from disposition activities	-	(42,142)	535
Proceeds from maturities and repayments of investment securities held to maturity	49,821	51,805	34,411
Purchase of investment securities held to maturity	-	(50)	(124,539)
Proceeds from sales of investment securities available for sale	114,378	9,533	51,123
Proceeds from maturities and repayments of investment securities available for sale	343,847	537,159	427,147
Purchase of investment securities available for sale	(519,699)	(691,828)	(690,786)
Proceeds from sale of other securities	10,097	-	-
Proceeds from sale of loans previously held for investment	7,104	13,181	50,239
Net decrease in loans and leases	90,249	469,080	144,567
Purchases of premises and equipment	(6,844)	(1,239)	(5,396)
Claims from and surrender of bank owned life insurance	1,322	66,653	599
Proceeds from sale of other real estate owned	867	6,717	5,250
Proceeds from sale of buildings	5,536	911	2,550
Net cash provided by (used in) investing activities	96,678	419,780	(104,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in core deposits	193,669	(150,053)	370,408
Net decrease in certificates of deposit	(378,023)	(352,753)	(21,442)
Net (decrease) increase in short-term borrowings and customer repurchase agreements	(55,477)	232	117,916
Repayments of FHLB advances and structured repurchase agreements	(169,352)	(51,520)	(221,995)
Proceeds from shares issued under share-based plans	1,934	974	628
Excess tax benefit on share-based plans	(197)	(245)	(133)
Issuance of shares under dividend reinvestment and optional cash	1,336	1,499	70,209
Issuance of common shares in public offering	-	-	153,255
Issuance of common shares in private placement	84,543	62,556	-
Repayment of Series B Preferred Stock	(150,000)	-	-
Repurchase of common stock warrants	(1,000)	-	-
Cash dividends - common	(13,651)	(5,136)	(23,343)
Cash dividends - preferred	(2,521)	(7,500)	(6,939)
Net cash (used in) provided by financing activities	(488,739)	(501,946)	438,564
Net (decrease) increase in cash and cash equivalents	(250,860)	99,125	407,427
Cash and cash equivalents at beginning of year	702,382	603,257	195,830
Cash and cash equivalents at end of year	$451,522	$702,382	$603,257

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks and interest bearing deposits with banks as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Interest	$92,370	$121,615	$179,119
Taxes	$20,786	$2,754	$691

The Company’s investing and financing activities that affected assets or liabilities but did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Transfers of loans to other real estate (1)	$2,286	$10,433	$7,445
Other than temporary impairment on investment securities	-	444	101,791
Dividends accrued not paid on preferred stock	-	938	938
Transfer of investment securities from available-for-sale to held-to-maturity	-	-	251,710
Transfer of investment securities from held-to-maturity to available-for-sale	-	-	3,545

(1)	$2.1 million and $7.1 million of OREO was disposed during the year ended December 31, 2011 and 2010, respectively.

Reconciliation of cash in disposition activities:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Details of transactions:
Value of assets sold	$-	$214,039	$2,083
Value of liabilities disposed of	-	(179,539)	(853)
Net cash received	-	34,500	1,230
Cash and cash equivalents disposed of	-	(76,642)	(695)
(Decrease) increase in cash equivalents from disposition activities	$-	$(42,142)	$535

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”), and NPB’s divisions, KNBT, HomeTowne Heritage Bank, and Nittany Bank, serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 122 retail branch office locations (121 in Pennsylvania and one in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

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

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan and lease losses (including evaluating and valuing impaired loans), realizability of deferred tax assets, other-than-temporary impairment for investment securities, and certain intangible assets, such as goodwill and core deposits.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

       Advertising Costs

       Advertising costs are recorded as other expense in the consolidated statement of operations in the period they are incurred within other operating expense in non-interest expense. Advertising expense was $5.9 million, $5.4 million, and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalent

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

Investment Securities and Other Investments

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are recorded at their estimated fair value on the consolidated balance sheet.  Changes in unrealized gains and losses for such securities, net of tax, are reported in accumulated other comprehensive income as a separate component of shareholders’ equity and are excluded from the determination of net income.  Investment securities which have stated maturities for which the Company has the intent and ability to hold until the maturity date are classified as held-to-maturity and are recorded at amortized cost on the consolidated balance sheet.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Loans and Leases

Loans that management has the intent to hold for the foreseeable future or until maturity or payoff are considered held for investment and are reported at the amount of unpaid principal, net of unearned income, unamortized deferred fees and origination costs, commitment fees, and premiums or discounts on acquired loans. The Company also estimates an allowance for loan and lease losses, which is netted from the carrying amount of loans presented on the consolidated balance sheet. Interest on loans is calculated based upon the principal amount outstanding. Net deferred fees on Company originated loans, consisting of origination and commitment fees and direct loan origination costs, are amortized over the contractual life of the related loans using the interest method, which results in an adjustment of the related loan’s yield. Premiums or discounts resulting from loans acquired are included or netted with the balance of unpaid principal on the consolidated balance sheet and are also deferred and amortized over the contractual life of the loan using the interest method.

Loans are placed on non-accrual status and accrual of interest is suspended on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection is no longer probable. When a loan is on non-accrual status, payments are applied in their entirety to principal. If a borrower’s financial condition improves to the point where management believes that collection of the remaining principal and interest is probable,

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

management may restore the loan to accrual status, at which time payments received are applied to both principal and interest and recognition of interest income continues. Generally, loans are placed on non-accrual status when they reach 90 days past due based on the contractual terms of the loan agreement.

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

Equipment underlying leases to customers for which a sale to the lessee is not implied or imminent is reported on the consolidated balance sheet within premises and equipment and is depreciated over its useful life on an accelerated basis.  In the event that the lessee fails to meet a contractual leasing obligation, the remaining carrying value is considered a non-performing asset, including any underlying equipment which may be repossessed.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet, and these loans are traditionally sold servicing released.  Fair value is estimated based upon available market data for similar pools of loans, more specifically mortgage backed securities with similar interest rates and maturities. Write-downs to fair value, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of operations. At disposition, the difference between the net proceeds received and the carrying value of the loans is recorded as a gain or loss within mortgage banking income in the consolidated statement of operations. Estimated credit losses, if any, on loans transferred to held for sale, which management previously intended to hold for investment, are charged to the allowance at the time of transfer. Non-credit related losses, if any, or subsequent gains or losses upon disposition are recorded in other operating expenses within non-interest expense on the consolidated statement of operations. Valuation for non-mortgage loans transferred to held for sale are performed on an individual basis.

Non-Performing Assets

Assets which are otherwise considered earning assets may cease to perform according to their original terms and become non-performing assets. The Company’s non-performing assets consist of non-accrual loans, loans defined as troubled debt restructurings, other real estate owned, and loans more than 90 days past due but still accruing interest.  On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however, loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue.  Loans for which the accrual of interest has been suspended are categorized as “Non-accrual Loans.”

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Through negotiations with a borrower, the Company may restructure a loan prior to the completion of its contractual term. Modification of a loan’s terms constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession that it would not otherwise consider. The Company restructures loans in an attempt to preserve or improve economic recovery of principal and/or interest due from a borrower. Not all modifications of loan terms automatically result in a TDR, only modifications which are concessions (terms not otherwise attainable) to a borrower experiencing financial distress constitute TDRs. TDRs are disclosed in this Report as “restructured loans.” TDRs and non-accrual loans comprise the Company’s impaired loans which are evaluated individually for purposes of determining the allowance for loan and lease losses, refer to Allowance for Loan and Lease Losses in Footnote 1 of this Report for additional discussion.

Other real estate owned (“OREO”) results from acquisition of real estate through foreclosure, abandonment, or conveyance of deed in lieu of foreclosure of a loan.  OREO is carried on the consolidated balance sheet at the lower of the loan’s net carrying value at the time of acquisition or the estimated fair value of the real estate less expected costs to sell at the acquisition date within OREO and other repossessed assets.  Any loss upon reclassification from loans to OREO is recognized as a charge to the allowance for loan and lease losses.  During the holding period, OREO continues to be measured at the lower of its carrying amount or estimated fair value less costs to sell, and any valuation adjustment and gains or losses upon disposition are recognized within other operating income within non-interest income in the consolidated statement of operations. OREO is evaluated individually rather than as a group, unless the circumstances render the group measurement to be a more appropriate basis as determined by management.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located throughout eastern and central Pennsylvania.  The Company’s commercial portfolio has a concentration in loans to commercial real estate investors and developers as defined by regulation.  There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise; changes in local, national, and in some cases international economies; competition; governmental regulation; and the general financial stability of the borrowing entity.

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

Allowance for Loan and Lease Losses

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses (“allowance”) which is adequate to absorb inherent losses for existing loans and leases.  The allowance is established through a provision for loan and lease losses charged as an expense in the consolidated statement of operations.  Loans and leases are charged-off against the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The evaluation of the adequacy of the allowance includes an analysis of individual loans and groups of homogeneous loans. Loans in the portfolio are segregated by risk characteristics. This is primarily accomplished by separating loan types as well as loan risk designations including, but not limited to: loans classified as Substandard or Doubtful as defined by regulation; loans criticized internally or designated as Special Mention; and loans specifically identified by management as impaired.

The analysis of individual loans and analytical processes performed by management in the calculation of the allowance is ongoing, and adjustments may be made based on the assessments of internal and external influences on credit quality. Those influences include, but are not limited to:

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

When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on non-performing status, accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue. Because all or a portion of the contractual cash flows are not expected to be collected in accordance with the underlying loan agreements, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.

Values of collateral securing customer loans are confirmed through regular updates and reviews, but at a minimum are updated every six to nine months for all loans designated as Special Mention or Classified.  During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

Specific Reserves

Specific reserves are an estimation of losses specific to individual impaired loans.  All non-performing loans are evaluated to determine the amount of specific reserve or charge-off, if any, to reduce the value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. The net realizable value is estimated as the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price if the loan is

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

expected to be sold, or the estimated fair value of the collateral less costs to sell based on recent appraisals. The loan’s carrying value is compared to net realizable value after considering all prior charge-offs to determine the amount of incremental charge-off, if any.  A specific reserve may be used where sufficient information exists to make a reasonable estimate of the loss but where a loss event has not yet been confirmed. While every non-performing loan is individually evaluated, not every loan requires a specific reserve.  Specific reserves fluctuate based on changes in collectability of underlying loans and any charge-offs recorded. A loss event could be a payment delinquency of typically 90 days or greater, bankruptcy, fraud, death, defunct status of a business, project or development.  Impaired loans are excluded from the calculation of allocated reserves as described below.

Charge-offs

Commercial and industrial loans and leases are charged-off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Loans in bankruptcy and loans to defunct businesses are charged-off to the estimated collateral value.

Commercial real estate loans are charged-off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect.  Loans in bankruptcy and loans to defunct projects or development businesses are charged-off to the estimated collateral value.

Consumer loans are charged-off when they become non-performing, which is no later than when they become 90 days past due. At that time, the amount of the estimated collateral deficiency is charged-off for loans secured by collateral, all other loans are charged-off in full.  Loans in which the borrower is in bankruptcy are charged off within 60 days of receipt of notification of filing or within the timeframes specified in policy, whichever is shorter, unless it can be proven that repayment is likely to occur. Loans with collateral are charged-down to the estimated value of the collateral less cost to sell.

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

Classified and criticized loans are stratified based upon underlying loan types and characteristics and are separately evaluated to determine the amount of reserve considered adequate.  Loss factors are based on the loan type, performance trends, portfolio characteristics, risk, and assigned ratings.

For non-criticized, performing loans, an estimate of adequacy is made by applying portfolio-specific environmental and historical loss factors to the period-end balances. Environmental factors are applied in to reflect trends which management believes are not fully incorporated in historical net charge-off ratios.  Environmental factors include: unemployment, delinquency and non-accrual rates, trends in loan volume and portfolio growth, portfolio concentrations, board and loan review oversight, exceptions to policy, experience of management, competition and other external factors and changes in value of collateral

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

dependent loans.  A historical loss factor is generated using actual losses for the preceding twelve quarters from the current quarter end.  The loss percentages are weighted to utilize the most relevant and current loss experience.

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

Premises and Equipment

Land is stated at cost.  Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization which is generally computed on an accelerated basis over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated economic life or the lease term. Depreciation and amortization expense for premises and equipment is included in premises and equipment expense in the consolidated statement of operations.

The Company leases certain premises and equipment under non-cancellable operating leases.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Rental expense for all leases which contain escalation clauses are accounted for on a straight-line basis over the lease term.

Expenses for maintenance and repairs are recorded in premises and equipment expense in the consolidated statement of operations as they are incurred.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees or it obtained through acquisitions of other institutions that previously purchased the policies.   The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to full regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the consolidated statement of operations. Earnings accruing to the Company are derived from the general account investments of the insurance companies.  Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Goodwill is tested using a two step process, in which the Company identifies its reporting units and compares the estimated fair value of each reporting unit to its carrying amount, inclusive of the goodwill assigned to it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by simulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment test.

In performing its evaluation of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low-cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis. Decreases in deposit lives may result in increased amortization and/or an impairment charge. Other intangible assets also include customer lists and covenants not to compete. These assets are amortized over the lesser of their contractual life or estimated economic life on a straight-line basis. The Company’s intangible assets are evaluated for impairment if circumstances are present that would indicate potential impairment.

Unconsolidated Investments

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Repurchase Agreements

The Company’s repurchase agreements are secured borrowing transactions collateralized by investment securities. The Company sells investment securities to counterparties with an agreement to repurchase the exact or substantially the same securities at a specified date. On the trade date, the Company records a liability on the consolidated balance sheet for the amount for which securities will be subsequently reacquired, including accrued interest, based upon the contractual term of the transaction. Interest expense from repurchase agreements is recognized on the accrual basis of accounting in the consolidated statement of operations.

The securities underlying repurchase agreements are identified and disclosed as pledged for this purpose in the notes to the financial statements. The investment securities remain on the Company’s consolidated balance sheet and are accounted for consistent with the Company’s other investment securities available-for-sale. Repurchase agreements are satisfied by payment of cash from the Company to the counterparty at which time the securities identified in the transaction are no longer considered pledged.

  Subordinated Debentures

The Company has established five statutory business Trusts: NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). The Company owns all of the common capital securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts, which are considered variable interest entities. The Company is not the variable interest holder, and as such does not consolidate the Trusts. The liabilities to the Trusts are reflected as subordinated debentures on the Company’s consolidated balance sheet, and the common capital securities are included in other assets. Interest is paid on amounts borrowed from the Trusts and is recorded in interest expense in the consolidated statement of operations on the accrual basis of accounting.

Costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments as an increase to interest expense in the consolidated statement of operations using the interest method. The unamortized portion of the issuance costs is included within other assets on the consolidated balance sheet.

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

Employee Benefit Plans

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of operations for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheet. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive income (loss) related to the recognition of certain costs which require recognition over the course of several reporting periods.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of operations for purposes of determining the current period’s net income.

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

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward sale commitments, and interest rate swaps.  Certain of those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. These interest rate swaps are also considered derivatives and are also not designated in hedging relationships. These interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of operations.

The Company also enters into interest rate swap contracts in order to hedge its exposure to the variability of cash flows on certain floating-rate subordinated debt obligations. Cash flow hedges are intended to convert liabilities from a floating-rate instrument to a fixed-rate instrument. The Company’s cash flow hedges were designated and qualify for hedge accounting, and as such the estimated fair value of the hedge is recorded either in other assets or other liabilities with an offset, after estimated taxes, recorded in accumulated other comprehensive income (loss). The ineffective portion of the hedging relationship is recorded in other operating expenses in the consolidated statement of operations. Amounts are reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statement of operations during the period the hedged item effects earnings. Cash flows associated with the hedges are treated consistently with the cash flows of the hedged item during the period in which they occur.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company estimates the fair value of letters of credit as the fees paid by the customer or charged for the arrangement.  The fair value is recorded in other liabilities on the consolidated balance sheet, and subsequently, the income is recognized in other operating income within non-interest income in the consolidated statement of operations over the contractual life of the instrument.  If required to perform on a standby letter of credit, the Company records an amount due from the customer, which is recorded net of any unaccreted liability. Additional amounts estimated to be uncollectible, net of estimated proceeds from collateral, are charged-off against the appropriate allowance on the consolidated balance sheet.

Derivatives with the same counterparty and subject to master netting arrangements are reported net on the consolidated balance sheet.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of operations. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available for sale, derivatives designed in cash flow hedging relationships, and changes in pension obligations.

Share-Based Compensation

The Company has certain share-based employee and director compensation plans. The related share-based employee compensation is included in salaries, wages and employee benefits expense in the consolidated statement of operations during the period in which it is earned. Share-based director compensation expense is included in other operating expense in the consolidated statement of operations.  The compensation cost for share-based compensation arrangements is determined based upon the estimated fair value of the award at the grant date and is recognized as an expense over the service period. Performance criteria for share based awards are factored into the amount of expense recognized. The Company records tax benefits of share based payments as a financing cash inflow and corresponding operating cash outflow in the consolidated statement of cash flows during the period in which they occur.

Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. The options have a maximum term of ten years for incentive stock options or ten years and one month for non-qualified stock options.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In determining the expected life of the option grants, the Company observes the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grants.  Based on this analysis, the Company has determined that it has a single, homogeneous optionee group.

Share based payments are also granted in the form of restricted stock awards or units. Restricted stock is granted with service criteria and may also include performance criteria. The fair market value of each award is estimated based on the fair market value of the Company’s common stock on the date of grant and in the case of performance-based awards, the probable performance goals to be achieved, net of anticipated forfeitures. If such goals are not met, no compensation cost is recognized, and any recognized compensation cost is reversed.

Share based payment plans are further described in Footnote 17 of the consolidated financial statements.

Treasury Stock

The Company has a history of repurchasing shares on the open market to satisfy share option exercises.  Treasury stock is recorded at the cost at which it was obtained in the open market, and at the date of reissuance, treasury stock on the consolidated balance sheet is reduced by the cost for which it was purchased using specific identification, on a first-in, first-out basis.

Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year.  All per share information in the financial statements is adjusted retroactively for the effect of stock dividends and splits.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The dilutive effect of options and warrants is calculated using the treasury stock method.

Recent Accounting Pronouncements

Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) released clarifying guidance to establish a consistent framework for creditors to use in determining whether a loan modification represents a troubled debt restructuring. The guidance prescribes that in a troubled debt restructuring the Company must conclude that the borrower is experiencing financial difficulty and a concession has been granted to the borrower.  This guidance further clarifies what circumstances constitute a creditor concession and when a borrower is experiencing financial difficulty. The guidance became effective for the Company for the quarter beginning July 1, 2011, and adoption was required retrospectively to January 1, 2011. Adoption of this guidance did not materially impact the Company’s results of operations or financial condition.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill

In September 2011, the FASB simplified how entities test goodwill for impairment, whereby an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after its assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. This amendment is effective for the Company for its fiscal year beginning January 1, 2012, with early adoption permitted before that date. The adoption of this standard for fiscal 2012 is not expected to have a material effect on the financial condition or results of operations of the Company.

Comprehensive Income

In June 2011, the FASB released a standard requiring comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. The single continuous statement format combines other comprehensive income, its components and total comprehensive income with the statement of operations. In the two statement approach, the first statement would be the statement of operations immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The standard is effective for the Company beginning January 1, 2012 and requires retrospective application. The Company early adopted the two statement approach for the year ended December 31, 2011 by including a consolidated statements of comprehensive income after the consolidated statements of operations in this report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.               EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Income for EPS:
Net income (loss) available to common shareholders	$84,401	$13,316	$(356,379)

Calculation of shares:
Weighted average basic shares	151,386,614	128,118,298	98,818,526
Dilutive effect of:
Share-based compensation	267,032	68,353	-
Warrants	-	-	-
Weighted average fully diluted shares	151,653,646	128,186,651	98,818,526

Earnings (loss) per common share:
Basic	$0.56	$0.10	$(3.61)
Diluted	$0.56	$0.10	$(3.61)

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Stock Options	5,039,081	5,627,414	5,888,276
Exercise Price
Low	$5.85	$5.60	$6.88
High	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Government agencies	$2,997	$75	$-	$3,072
State and municipal bonds	313,607	15,588	(3,573)	325,622
Agency mortgage-backed securities/
collateralized mortgage obligations	1,344,442	43,230	(56)	1,387,616
Non-agency collateralized mortgage obligations	14,887	292	(63)	15,116
Corporate securities and other	12,023	486	(1,320)	11,189
Marketable equity securities	3,749	758	(103)	4,404
Total	$1,691,705	$60,429	$(5,115)	$1,747,019

Held-to-Maturity
State and municipal bonds	$421,046	$29,284	$(482)	$449,848
Agency mortgage-backed securities/
collateralized mortgage obligations	74,714	3,197	-	77,911
Non-agency collateralized mortgage obligations	814	25	-	839
Total	$496,574	$32,506	$(482)	$528,598

(dollars in thousands)	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Treasury securities	$19,952	$-	$(3)	$19,949
U.S. Government agencies	4,995	99	-	5,094
State and municipal bonds	345,310	4,880	(16,836)	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,216,153	26,854	(11,648)	1,231,359
Non-agency collateralized mortgage obligations	25,071	280	(277)	25,074
Corporate securities and other	14,189	90	(1,245)	13,034
Marketable equity securities	3,759	506	(11)	4,254
Total	$1,629,429	$32,709	$(30,020)	$1,632,118

Held-to-Maturity
State and municipal bonds	$427,720	$1,281	$(12,593)	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	117,756	2,241	-	119,997
Non-agency collateralized mortgage obligations	1,481	46	-	1,527
Total	$546,957	$3,568	$(12,593)	$537,932

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.   INVESTMENT SECURITIES – Continued

Gains and losses from sales of investment securities included in the consolidated statement of operations are as follows:

(dollars in thousands)	For the year ended December 31,
	2011	2010	2009
Gains	$2,742	$214	$4,328
Losses	(23)	-	(7,185)
Net gains (losses) on sales of
investment securities	$2,719	$214	$(2,857)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	92	$3,263	$(33)	$55,715	$(4,022)	$58,978	$(4,055)
Agency mortgage-backed securities/
collateralized mortgage obligations	4	23,226	(56)	-	-	23,226	(56)
Non-agency collateralized mortgage obligations	3	-	-	742	(63)	742	(63)
Corporate securities and other	9	4,461	(909)	2,576	(411)	7,037	(1,320)
Total debt securities	108	30,950	(998)	59,033	(4,496)	89,983	(5,494)
Marketable equity securities	5	588	(103)	-	-	588	(103)
Total	113	$31,538	$(1,101)	$59,033	$(4,496)	$90,571	$(5,597)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	1	$19,949	$(3)	$-	$-	$19,949	$(3)
State and municipal bonds	907	474,765	(17,811)	67,841	(11,618)	542,606	(29,429)
Agency mortgage-backed securities/
collateralized mortgage obligations	66	382,356	(11,647)	2,016	(1)	384,372	(11,648)
Non-agency collateralized mortgage obligations	7	3,363	(58)	4,195	(219)	7,558	(277)
Corporate securities and other	11	1,854	(151)	5,471	(1,094)	7,325	(1,245)
Total debt securities	992	882,287	(29,670)	79,523	(12,932)	961,810	(42,602)
Marketable equity securities	2	50	(11)	-	-	50	(11)
Total	994	$882,337	$(29,681)	$79,523	$(12,932)	$961,860	$(42,613)

Investment securities were pledged as collateral for the following:

(dollars in thousands)	December 31,
	2011	2010
Deposits	$808,873	$893,532
Repurchase agreements	688,924	835,640
Other	43,145	126,091
	$1,540,942	$1,855,263

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.   INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2011 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,069	$2,089	$-	$-
Due after one through five years	34,759	37,090	-	-
Due after five through ten years	165,920	176,400	41,552	43,886
Due after ten years	1,485,208	1,527,036	455,022	484,712
Marketable equity securities	3,749	4,404	-	-
	$1,691,705	$1,747,019	$496,574	$528,598

Evaluation of Impairment of Securities

During 2011, there were no securities which were determined to be OTTI. During 2010, the Company recorded $1.4 million of OTTI on the following securities:

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

On January 1, 2009, the Company adopted new guidance related to debt securities under which  “credit”-related OTTI is included in the determination of net income and  the “non-credit”-related portion of OTTI on securities not expected to be sold is included in accumulated other comprehensive income (loss) (“AOCI”). At adoption, the Company reclassified $12.4 million, net of tax, for the non-credit portion of OTTI recorded on its Trust Preferred Pools/Collateralized Debt Obligations (collectively “CDOs”) in periods prior to January 1, 2009 from retained earnings to AOCI. As of September 30, 2009, the CDOs had suffered additional, severe collateral deterioration which caused a decision to sell the securities during the fourth quarter of 2009. Prior to September 30, 2009, CDOs were classified as Held-to-Maturity. The Company no longer had the intent to hold its CDO portfolio to maturity, and the securities were re-categorized from held-to-maturity to available-for-sale during 2009. During 2009, additional pre-tax impairment charges of $99.6 million were recorded, reducing the carrying value of the CDOs to an estimated fair value of $3.5 million. The securities were sold in the fourth quarter of 2009 for no additional gain or loss.  Ultimately, the Company disposed of $183 million par of CDOs. During 2009, the $12.4 million that was identified as the non-credit portion of OTTI recorded for the CDOs in prior years was included in the determination of net income and was reversed from other comprehensive income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.   INVESTMENT SECURITIES – Continued

(dollars in thousands)	Non-credit-
related OTTI
Beginning balance January 1, 2009 (1)	$12,407
Additions	17,578
Reductions	(29,985)
Ending balance December 31, 2009	$-

(1) Adoption of new OTTI guidelines

As of December 31, 2011 and 2010, the Company does not have any amortization recorded in AOCI for the non-credit-related components of OTTI.

The majority of the investment portfolio is comprised of U.S. Government Agency, state and municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.  The unrealized losses in the Company’s investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At December 31, 2011, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities and 30% were essential purpose revenue bonds.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $70.5 million and $80.6 million as of December 31, 2011 and December 31, 2010, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the year ended December 31, 2011, the FHLB of Pittsburgh repurchased $10.1 million of its capital stock from the Company at par.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.	LOANS AND LEASES

The following tables present loan and lease classifications as of December 31, 2011 and 2010.

December 31, 2011	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,113,637	$75,988	$199,262	$31,140	$2,420,027

CRE - permanent	746,741	42,259	56,663	9,861	855,524
CRE - construction	89,085	14,140	40,622	12,217	156,064
Commercial real estate	835,826	56,399	97,285	22,078	1,011,588

Residential mortgages	703,150	-	-	7,172	710,322
Home equity lines and loans	743,356	-	-	4,202	747,558
All other consumer	274,271	2,819	4,906	4,394	286,390
Consumer loans	1,720,777	2,819	4,906	15,768	1,744,270

Loans and Leases	$4,670,240	$135,206	$301,453	$68,986	$5,175,885

December 31, 2010	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,032,157	$101,667	$266,179	$34,957	$2,434,960

CRE - permanent	649,122	48,213	53,832	17,821	768,988
CRE - construction	159,410	36,045	66,209	19,392	281,056
Commercial real estate	808,532	84,258	120,041	37,213	1,050,044

Residential mortgages	746,820	-	-	5,809	752,629
Home equity lines and loans	742,177	-	33	2,914	745,124
All other consumer	315,213	3,778	9,219	2,971	331,181
Consumer loans	1,804,210	3,778	9,252	11,694	1,828,934

Loans and leases	$4,644,899	$189,703	$395,472	$83,864	$5,313,938

Notes:
Loans include overdrafts of $1.0 million at December 31, 2011 and $3.4 million at December 31, 2010.
Costs, net of fees, were $4.2 million and $3.4 million at December 31, 2011 and 2010, respectively, and are included in loans.
As of December 31, 2011 and 2010, direct finance leases totaled $4.7 million and $9.8 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    LOANS AND LEASES – Continued

The following table represents the details for past due loans and leases as of December 31, 2011 and 2010.

December 31, 2011
(dollars in thousands)	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances

Commercial and industrial loans and leases	$8,113	$2,253	$59	$10,425	$2,378,521	$31,081	$2,420,027

CRE - permanent	724	209	-	933	847,188	7,403	855,524
CRE - construction	1,324	389	-	1,713	142,133	12,218	156,064
Commercial real estate	2,048	598	-	2,646	989,321	19,621	1,011,588

Residential mortgages	2,209	603	4	2,816	703,002	4,504	710,322
Home equity lines and loans	2,953	756	728	4,437	740,075	3,046	747,558
All other consumer	2,325	933	1,219	4,477	278,737	3,176	286,390
Consumer loans	7,487	2,292	1,951	11,730	1,721,814	10,726	1,744,270

Loans and leases	$17,648	$5,143	$2,010	$24,801	$5,089,656	$61,428	$5,175,885

Percent of loans and leases	0.34%	0.10%	0.04%	0.48%		1.19%

December 31, 2010
(dollars in thousands)	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances

Commercial and industrial loans and leases	$2,541	$2,740	$88	$5,369	$2,394,722	$34,869	$2,434,960

CRE - permanent	2,176	1,310	-	3,486	747,681	17,821	768,988
CRE - construction	1,061	2,500	-	3,561	258,103	19,392	281,056
Commercial real estate	3,237	3,810	-	7,047	1,005,784	37,213	1,050,044

Residential mortgages	5,240	1,487	7	6,734	740,093	5,802	752,629
Home equity lines and loans	3,688	745	781	5,214	737,777	2,133	745,124
All other consumer	2,185	380	877	3,442	325,645	2,094	331,181
Consumer loans	11,113	2,612	1,665	15,390	1,803,515	10,029	1,828,934

Loans and leases	$16,891	$9,162	$1,753	$27,806	$5,204,021	$82,111	$5,313,938

Percent of loans and leases	0.32%	0.17%	0.03%	0.52%		1.55%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(2) Non-performing loans included $8.6 million of commercial real estate loans and $11.2 million of commercial and industrial loans which experienced a troubled debt restructuring during the Company's 2011 workout efforts.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    LOANS AND LEASES – Continued

Changes in the allowance for loan and lease losses are summarized as follows:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Beginning allowance	$150,054	$146,271	$84,006
Provision for loan and lease losses	15,000	95,000	154,025
Recoveries	9,121	10,251	9,768
Charge-offs	(47,535)	(100,560)	(101,528)
Net Charge-offs	(38,414)	(90,309)	(91,760)
Divestiture of Christiana	-	(908)	-
Ending allowance	$126,640	$150,054	$146,271

Additional details for changes in the allowance for loan and lease losses by loan portfolio as of and for the years ended December 31, 2011 and 2010 are as follows:

December 31, 2011	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(21,321)	(11,529)	(14,685)	-	(47,535)
Recoveries	2,326	2,740	4,055	-	9,121
Provision	5,155	(1,666)	9,393	2,118	15,000
Ending balance	$55,815	$40,722	$19,660	$10,443	$126,640
Allowance for loan and lease losses:
Individually evaluated for impairment	$4,003	$3,132	$1,774	$-	$8,909
Collectively evaluated for impairment	51,812	37,590	17,886	10,443	117,731
Total allowance for loan and lease losses	$55,815	$40,722	$19,660	$10,443	$126,640
Loans and leases:
Individually evaluated for impairment	$31,081	$22,077	$13,818	$-	$66,976
Collectively evaluated for impairment	2,388,946	989,511	1,730,452	-	5,108,909
Loans and leases	$2,420,027	$1,011,588	$1,744,270	$-	$5,175,885

December 31, 2010	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
(dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$73,031	$55,652	$13,828	$3,760	$146,271
Charge-offs	(24,443)	(50,170)	(25,947)	-	(100,560)
Recoveries	4,042	4,118	2,091	-	10,251
Provision	17,250	42,258	30,927	4,565	95,000
Divested allowance	(225)	(681)	(2)	-	(908)
Ending balance	$69,655	$51,177	$20,897	$8,325	$150,054
Allowance for loan and lease losses:
Individually evaluated for impairment	$6,473	$2,087	$-	$-	$8,560
Collectively evaluated for impairment	63,182	49,090	20,897	8,325	141,494
Total allowance for loan and lease losses	$69,655	$51,177	$20,897	$8,325	$150,054
Loans and leases:
Individually evaluated for impairment	$34,869	$37,213	$10,029	$-	$82,111
Collectively evaluated for impairment	2,400,091	1,012,831	1,818,905	-	5,231,827
Loans and leases	$2,434,960	$1,050,044	$1,828,934	$-	$5,313,938

(1) Commercial includes all C&I Loans, including those secured by real estate and capital leases.
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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. LOANS AND LEASES – Continued

Impaired loan and lease losses are as follows:

(dollars in thousands)	December 31, 2011		December 31, 2010
	Balance	Allowance	Balance	Allowance
Non-accrual loans without a specific reserve	$36,009	$-	$54,655	$-
Non-accrual loans with a specific reserve	25,419	8,162	27,456	8,560
Restructured loans (1)	5,548	747	-	-
Total impaired loans	$66,976	$8,909	$82,111	$8,560

Undrawn commitments to lend on restructured loans	$-		$-

(1) Restructured loans include $2.4 million of modified commercial loans and $3.1 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure during 2011.

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Gross interest due on impaired loans	$6,398	$7,246	$7,485
Interest received on impaired loans	(530)	(105)	(204)
Forgone interest income on impaired loans	$5,868	$7,141	$7,281

Average recorded investment in impaired loans	$72,232	$104,503	$87,549

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    LOANS AND LEASES – Continued

Impaired loan and lease details as of December 31, 2011 and 2010 are as follows:

December 31, 2011 (dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$13,363	$17,718	$31,081	$5,992	$37,073	$4,003	$31,845

CRE - permanent	2,285	7,575	9,860	6,586	16,446	1,160	14,079
CRE - construction	8,698	3,519	12,217	14,711	26,928	1,972	15,560
Commercial real estate	10,983	11,094	22,077	21,297	43,374	3,132	29,639

Residential mortgages	2,698	4,470	7,168	560	7,728	662	6,479
Home equity lines and loans	1,374	2,100	3,474	1,919	5,393	1,112	2,244
All other consumer	-	3,176	3,176	516	3,692	-	2,025
Consumer loans	4,072	9,746	13,818	2,995	16,813	1,774	10,748
Total	$28,418	$38,558	$66,976	$30,284	$97,260	$8,909	$72,232

December 31, 2010 (dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$17,800	$17,609	$34,869	$3,729	$38,598	$6,473	$33,970

CRE - permanent	9,656	8,165	17,821	8,725	26,546	2,087	15,419
CRE - construction	-	19,392	19,392	20,163	39,555	-	35,302
Commercial real estate	9,656	27,557	37,213	28,888	66,101	2,087	50,721

Residential mortgages	-	5,802	5,802	648	6,450	-	13,965
Home equity lines and loans	-	2,133	2,133	390	2,523	-	2,789
All other consumer	-	2,094	2,094	4,182	6,276	-	3,058
Consumer loans	-	10,029	10,029	5,220	15,249	-	19,812
Total	$27,456	$54,655	$82,111	$37,837	$119,948	$8,560	$104,503

Other real estate owned and repossessed assets for the years ended December 31, 2011 and 2010:

(dollars in thousands)	December 31,
	2011	2010
Other real estate owned	$7,197	$6,915
Repossessed assets	519	538
Total other real estate owned and repossessed assets	$7,716	$7,453

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)	Estimated	Year Ended December 31,
	useful lives	2011	2010
Land	Indefinite	$14,129	$13,950
Buildings	5 to 40 years	96,790	103,247
Equipment	3 to 10 years	99,356	93,688
Leasehold improvements	2 to 20 years	10,875	10,560
Equipment leases to customers	Economic life	10,893	14,673
Total premises and equipment		232,043	236,118
Accumulated depreciation and amortization		(135,845)	(130,635)
Premises and equipment, net		$96,198	$105,483

Depreciation and amortization expense of $9.6 million, $10.7 million, and $12.5 million was included in premises and equipment expense in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Lease Commitments

Future minimum payments under non-cancellable operating leases are due as follows:

(dollars in thousands)
	Year Ended December 31,
	2012	$6,597
	2013	5,465
	2014	4,948
	2015	4,548
	2016	3,839
	Thereafter	16,461
	Total	$41,858

Total rental expense of $8.2 million, $8.1 million, and $7.9 million was included in premises and equipment expense in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the year ended December 31, 2011.

	Year Ended			Year Ended
(dollars in thousands)	December 31,			December 31,
	2010	Impairment	Disposition	2011
Goodwill	$512,268	-	-	$512,268
Accumulated impairment	(253,989)	-	-	(253,989)
Goodwill, net	$258,279	-	-	$258,279

Goodwill is tested for impairment annually as of June 30th. The annual goodwill impairment test was performed as of June 30, 2011, and it was concluded that there was no goodwill impairment. There were no indicators of impairment subsequent to June 30, 2011 for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment test. As of December 31, 2011, the carrying value of goodwill assigned to the community banking segment was $235 million and the carrying value of goodwill assigned to the other segment was $23 million.

During the 2011 annual impairment test, the community banking and other reporting unit passed step one of the goodwill impairment test with fair value in excess of carrying value, inclusive of the goodwill assigned to each.  As a result, no further analysis was performed.

The table below presents the Company’s core deposit intangibles and other intangible assets and the related amortization expense.

(dollars in thousands)	As of and for the year end December 31,
	2011	2010	2009
Core deposit and other intangible assets	$15,770	$22,217	$30,943
Amortization expense	6,446	7,100	7,653

Remaining amortization expense
2012	$5,366
2013	4,475
2014	3,945
2015	592
2016	228

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     DISPOSITIONS

Christiana Bank & Trust Company

On December 3, 2010, National Penn Bancshares, Inc. completed the sale of Christiana Bank & Trust Company for $34.5 million in cash. The sale included two commercial bank branches located in Delaware and its asset administration business.  Christiana’s assets totaled approximately $200 million, including loans of approximately $110 million, and deposits of approximately $180 million.  The transaction resulted in a goodwill impairment charge of $8.3 million, which was recorded in the consolidated statement of operations during the year ended December 31, 2010, and an additional $16.8 million of goodwill and intangible assets were removed from the consolidated balance sheet at the disposition date. Transaction costs incurred in connection with the sale of Christiana totaled $0.4 million and were included in other operating expenses within non-interest expense in the consolidated statement of operations.

Vantage Investments

On November 16, 2009, the Company sold Vantage Investment Advisors, LLC, a money management operation, previously included with the “other” business segment. At the time of the sale, Vantage had net assets of $1.8 million, including goodwill of $1.0 million. As result of the sale, the Company recorded a pre-tax gain of $1.2 million, which was included as a component of other operating income within non-interest income in the consolidated statement of operations.

8.     DEPOSITS

(dollars in thousands)	December 31, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
NOW Accounts	$1,293,148	0.20%	$1,181,850	0.32%
Money Market Accounts	1,686,909	0.55%	1,664,620	0.81%
Savings	454,003	0.18%	438,879	0.27%
CDs less than $100	1,138,908	1.63%	1,378,060	2.04%
CDs $100 or greater	438,148	1.44%	586,929	1.75%
Total Interest Bearing Deposits	5,011,116	0.79%	5,250,338	1.13%
Non-Interest Bearing Deposits	863,703	-	808,835	-
Total Deposits	$5,874,819	0.68%	$6,059,173	0.99%

At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	2012	$942,853
	2013	251,739
	2014	226,292
	2015	61,954
	2016	93,446
	Thereafter	772
	Total	$1,577,056

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.      BORROWINGS

(dollars in thousands)	December 31, 2011		December 31, 2010
	Balance	Cost	Balance	Cost
Customer repurchase agreements	$523,978	0.48%	$569,455	0.72%
Structured repurchase agreements	85,000	4.12%	165,000	4.14%
Short-term borrowings	-	-	10,000	-
Federal Home Loan Bank advances	616,111	4.50%	703,761	4.35%
Subordinated debentures accounted for at fair value	67,989	7.85%	65,459	7.85%
Subordinated debentures accounted for at amortized cost (1)	77,321	5.25%	77,321	5.73%
Total borrowings and other debt obligations	$1,370,399	3.18%	$1,590,996	3.22%

(1) The cost includes the impact of the interest rate swaps until their expiration in the fourth quarter of 2011.

The Company’s borrowings include long-term debt in the form of FHLB advances, structured repurchase agreements, and subordinated debentures. FHLB advances mature within one to ten years and are collateralized by certain first mortgage loans, investment securities and also require the Company to purchase FHLB capital stock, which is included within other securities on the consolidated balance sheet. Structured repurchase agreements mature within one to three years and have securities pledged as collateral.

Outstanding FHLB advances and structured repurchase agreements mature as follows:

(dollars in thousands)	Federal Home Loan	Structured repurchase
	Bank advances	agreements
2012	$85,000	$10,000
2013	17,000	25,000
2014	32,500	50,000
2015	74,000	-
2016	680	-
Thereafter	406,931	-
Total	$616,111	$85,000

 During the third and fourth quarters of 2011, the Company extinguished $80.0 million of structured repurchase agreements prior to their scheduled maturity for interest rate management purposes. In connection with the early repayment of these obligations, the Company incurred $2.6 million of extinguishment charges which were recorded in the consolidated statement of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.      BORROWINGS – Continued

The Company has established five statutory business Trusts:  NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V, and NPB Capital Trust VI.  The Company owns all the common capital securities of the Trusts.  These Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

Details of the Company’s obligations to the Trusts are as follows:

Trusts	Value	Issued	Maturity	Interest Rate	Callable in whole or in part any time on or after
NPB Capital Trust II	$65.2 Million	August 20, 2002	September 30, 2032	7.85% (fixed)	September 30, 2007
NPB Capital Trust III	$20.6 Million	February 20, 2004	April 23, 2034	3 mo. LIBOR + 2.74% margin	April 23, 2009
NPB Capital Trust IV	$20.6 Million	March 25, 2004	April 7, 2034	3 mo. LIBOR + 2.74% margin	April 7, 2009
NPB Capital Trust V	$20.6 Million	April 7, 2004	April 7, 2034	3 mo. LIBOR + 2.74% margin	April 7, 2009
NPB Capital Trust VI	$15.4 Million	January 19, 2006	March 15, 2036	3 mo. LIBOR + 1.38% margin	March 15, 2011

On January 1, 2007, the Company elected the fair value option for NPB Capital Trust II. The election was made for asset/liability management purposes.  As a result of the fair value option, this debenture was reported on the consolidated balance sheet at its fair value of $68.0 million at December 31, 2011 and $65.5 million at December 31, 2010.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.	CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At December 31, 2011, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the ultimate loss upon resolution by the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

11.          ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	December 31,
	2011	2010	2009
Unrealized gains on investment securities	$35,955	$1,748	$7,813
Unrealized losses on cash flow hedges	-	(1,805)	(2,745)
Pension	(15,161)	(9,349)	(7,035)
Total accumulated other comprehensive income (loss)	$20,794	$(9,406)	$(1,967)

12.   SHAREHOLDERS’ EQUITY

Common Stock Issuance

In 2010, the Company announced an agreement to raise $150 million of common equity with an investment from Warburg Pincus, LLC. On October 6, 2010, $62.6 million net proceeds were received from a 10.5 million common share issuance at $6.05 per share (based on average market prices). On January 7, 2011, Warburg Pincus invested $86.7 million in the Company’s common stock, with the purchase of 14.3 million newly issued common shares. During the third quarter of 2011, Warburg Pincus purchased 1.1 million shares of the Company’s stock on the open market, increasing their ownership of the Company from 16.4% to 17.1%.

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

Dividend Reinvestment and Stock Purchase Plan (“DRP”)

The Company has a dividend reinvestment and stock purchase plan that provides a 10% discount on dividends reinvested as well as new cash purchases made under the terms of the Plan. The Plan was amended on June 18, 2009 and allows voluntary cash contributions in amounts not to exceed $10,000.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.  SHAREHOLDERS’ EQUITY – Continued

Cash Dividends

In 2011, the Company declared and paid cash dividends in all four quarters totaling $13.7 million to common shareholders. The dividends declared were $0.01, $0.01, $0.03 and $0.04 per share for the four quarters of 2011, respectively.

In 2010, the Company declared and paid cash dividends in all four quarters totaling $5.1 million to common shareholders. The dividends declared were $0.01 per common share paid for each quarter of 2010.

In 2011 and 2010, quarterly cash dividends were declared totaling $1.6 million and $7.5 million, respectively, on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the U.S. Treasury, as sole shareholder of record.

Series B Preferred Stock and Common Stock Warrant

On March 16, 2011,  National Penn redeemed the entire amount of Series B Preferred Stock ($150 million) issued to the U.S. Treasury on December 12, 2008, under the TARP Capital Purchase Program. The Company paid $150.6 million, including $0.6 million of accrued and unpaid dividends. The preferred shares had a carrying value of $148.4 million at December 31, 2010, net of unaccreted discount. National Penn accelerated the accretion of the discount in the first quarter, reducing net income available to common shareholders by $1.5 million or $0.01 per common share. On April 13, 2011, National Penn repurchased the outstanding warrant to purchase 735,294 shares of the Company’s common stock held by the U.S. Treasury that was issued in conjunction with the preferred shares for $1.0 million.

Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to 2,121,800 shares of the Company’s common stock to be used to fund the Company’s DRP, share-based compensation plans, and employee stock purchase plan.  No shares have been repurchased since the second quarter of 2008.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                      Contract or notional amounts as of December 31, 2011 and 2010, are as follows:

(dollars in thousands)	As of December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,452,348	$1,497,983
Commitments to fund mortgages	27,067	12,785
Commitments to sell mortgages to investors	39,283	17,145
Letters of credit	157,240	157,096

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2011 and 2010. Collateral held for these commitments at December 31, 2011 was estimated at 77%.

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

In October 2008, the Company entered into interest rate swap contracts to hedge the cash flows of $75 million of subordinated debentures. The interest rate swap transactions involved the exchange of the Company’s floating rate interest payments on the underlying principal amount. These swaps were designated, and qualified, for hedge accounting. The term of these swaps were for a period of three years and all have matured as of December 31, 2011. There was no ineffectiveness related to the cash flow hedges recorded in the consolidated statements of operations for 2011, 2010, or 2009. Amounts included in interest expense for the effective portion of the cash flow hedges totaled $1.9 million, $2.2 million, and $1.8 million for 2011, 2010 and 2009, respectively.

A summary of the Company’s cash flow hedges is included in the following table:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2010
Pay fixed - receive floating
interest rate swaps	3	$75,000	$-	$1,805	0.29%	3.26%	0.83
Total derivatives used in hedging
relationships		$75,000	$-	$1,805	0.29%	3.26%	0.83

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK – Continued

A summary of the Company’s interest rate swaps which were not designated in hedging relationships is included in the table below:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2011
Receive fixed - pay floating interest rate swaps	78	$195,263	$22,598	$-	5.90%	2.11%	5.03
Pay fixed - receive floating interest rate swaps	78	195,263	-	22,598	2.11%	5.90%	5.03
Net interest rate swaps		$390,526	$22,598	$22,598	4.01%	4.01%	5.03

December 31, 2010
Receive fixed - pay floating interest rate swaps	82	$202,643	$20,384	$-	6.10%	1.90%	4.95
Pay fixed - receive floating interest rate swaps	82	202,643	-	20,384	1.90%	6.10%	4.95
Net interest rate swaps		$405,286	$20,384	$20,384	4.00%	4.00%	4.95

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them.  In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of operations.

Cash collateral pledged for the counterparty swaps was $21.8 million at December 31, 2011.  Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of operations and as a result did not impact other operating income in each of 2011, 2010 and 2009.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK – Continued

The following financial statement line items were impacted by the Company’s derivative activities as of and for the year ended December 31, 2011, 2010, and 2009:

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2011	December 31, 2011

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	There was no impact due to the expiration of all cash flow hedges.	The ineffective portion is zero. Increase to interest expense of $1.9 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $22.6 million.	No net effect on other operating income from offsetting $2.2 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Increase to mortgage banking income of $0.5 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Decrease to mortgage banking income of $0.8 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2010	December 31, 2010

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	Increase to other liabilities of $1.8 million and a corresponding decrease to OCI.	The ineffective portion is zero.
Increase to interest expense of $2.2 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $20.4 million.	No net effect on other operating income from offsetting $3.1 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2009	December 31, 2009

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	Increase to other liabilities of $2.7 million and a corresponding decrease to OCI.	The ineffective portion is zero.
Increase to interest expense of $1.8 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $17.3 million.	No net effect on other operating income from offsetting $12.8 million change.

Other derivatives:
Interest rate locks	Decrease to other liabilities of $0.1 million.	Decrease to mortgage banking income of $0.3 million.
Forward sale commitments	Increase to other assets of $0.1 million.	Increase to mortgage banking income of $0.3 million.

The Company evaluates and establishes an estimated reserve for credit and other risk associated with off-balance-sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. $1.8 million of expense was recorded in other operating expenses within non-interest expense in the consolidated statement of operations during 2011 for credit losses on off-balance-sheet exposures as compared to $0.6 million recorded in 2010 and $0.3 million in 2009.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and the fair value as of December 31, 2011 was $68.0 million.  Non-interest income included a loss of $2.5 million and $10.4 million for the change in fair value of the subordinated debentures for the years ended December 31, 2011 and 2010, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted quoted price of the traded assets (Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(dollars in thousands)
	Total Fair Value at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agency securities	$3,072	$-	$3,072	$-
State and municipal bonds	325,622	-	325,622	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,387,616	-	1,387,616	-
Non-agency collateralized mortgage obligations	15,116	-	15,116	-
Corporate securities and other	11,189	1,117	8,452	1,620
Marketable equity securities	4,404	3,278	-	1,126
Investment securities, available-for-sale	1,747,019	4,395	1,739,878	2,746

Interest rate locks	587	-	587	-
Interest rate swap agreements	22,598	-	22,598	-

Liabilities
Subordinated debentures	$67,989	$67,989	$-	$-
Forward sale commitments	852	-	852	-
Interest rate swap agreements	22,598	-	22,598	-

(dollars in thousands)
	Total Fair Value at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$19,949	$19,949	$-	$-
U.S. Government agency securities	5,094	-	5,094	-
State and municipal bonds	333,354	-	333,354	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	-	1,231,359	-
Non-agency collateralized mortgage obligations	25,074	-	25,074	-
Corporate securities and other	13,034	2,130	9,904	1,000
Marketable equity securities	4,254	3,140	-	1,114
Investment securities, available-for-sale	1,632,118	25,219	1,604,785	2,114

Interest rate locks	60	-	60	-
Interest rate swap agreements	20,384	-	20,384	-

Liabilities
Subordinated debentures	$65,459	$65,459	$-	$-
Forward sale commitments	53	-	53	-
Interest rate swap agreements	22,189	-	22,189	-

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the year ended December 31, 2011:

(dollars in thousands) Level 1	Beginning Balance January 1, 2011	Gains/(losses) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance December 31, 2011
U.S. Treasury securities	$19,949	$-	$3	$-	$-	$(20,000)	$48	$-	$-
Corporate securities and other	2,130	-	(11)	-	-	(1,000)	(2)	-	$1,117
Marketable equity securities	3,140	-	138	-	-	-	-	-	$3,278
Total level 1	$25,219	$-	$130	$-	$-	$(21,000)	$46	$-	$4,395

Level 2

U.S. Government agencies	$5,094	$-	$(24)	$2,000	$-	$(4,000)	$2	$-	$3,072
State and municipal bonds	333,354	(10)	23,972	-	(990)	(34,191)	3,487	-	$325,622
Agency mortgage-backed securities/
collateralized mortgage obligations	1,231,359	2,698	27,968	516,842	(113,377)	(272,413)	(5,461)	-	$1,387,616
Non-agency collateralized
mortgage obligations	25,074	-	226	-	-	(10,213)	29	-	$15,116
Corporate securities and other	9,904	30	1,209	857	-	(2,030)	(20)	(1,498)	$8,452
Total level 2	$1,604,785	$2,718	$53,351	$519,699	$(114,367)	$(322,847)	$(1,963)	$(1,498)	$1,739,878

Level 3

Corporate securities and other	$1,000	$-	$(878)	$-	$-	$-	$-	$1,498	$1,620
Marketable equity securities	1,114	1	22	-	(11)	-	-	-	$1,126
Total level 3	$2,114	$1	$(856)	$-	$(11)	$-	$-	$1,498	$2,746

Total available for sale securities	$1,632,118	$2,719	$52,625	$519,699	$(114,378)	$(343,847)	$(1,917)	$-	$1,747,019

Transfers of securities between levels in the table above result from changes in the availability of market data for similar instruments and are measured as of the beginning of the period.

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held for sale	$-	$12,216	$-	$12,216
Impaired loans, net	-	-	58,067	58,067
OREO and other repossessed assets	-	-	7,716	7,716

December 31, 2010
Assets
Loans held for sale	$-	$12,785	$-	$12,785
Impaired loans, net	-	-	73,551	73,551
OREO and other repossessed assets	-	-	7,453	7,453

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Fair value for loans held for sale is estimated based upon available market data for similar pools of loans, more specifically mortgage-backed securities with similar interest rates and maturities. There were no write-downs recorded to loans held for sale as of December 31, 2011 and December 31, 2010.

Impaired loans totaled $67.0 million with a specific reserve of $8.9 million at December 31, 2011, compared to $82.1 million with a specific reserve of $8.6 million at December 31, 2010. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs recorded on OREO and other repossessed assets for the year ended December 31, 2011 were $0.3 million and zero as of December 31, 2010.

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

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2011 and 2010 were as follows:

(dollars in thousands)	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$451,522	$451,522	$702,382	$702,382
Investment securities available-for-sale	1,747,019	1,747,019	1,632,118	1,632,118
Investment securities held-to-maturity	496,574	528,598	546,957	537,932
Loans held for sale	12,216	12,482	12,785	12,795

Loans and leases	5,175,885	5,021,895	5,313,938	5,120,380
Allowance for loan and lease losses	(126,640)	-	(150,054)	-
Loans and leases, net	$5,049,245	$5,021,895	$5,163,884	$5,120,380

OREO and other repossessed assets	$7,716	$7,716	$7,453	$7,453
Interest rate locks	587	587	60	60
Interest rate swap agreements	22,598	22,598	20,384	20,384

LIABILITIES
Non-interest bearing deposits	$863,703	$863,703	$808,835	$808,835
Interest bearing deposits, non-maturity	3,434,060	3,434,060	3,285,349	3,285,349
Deposits with stated maturities	1,577,056	1,575,222	1,964,989	1,979,819
Customer repurchase agreements	523,978	523,978	569,455	569,455
Structured repurchase agreements	85,000	90,820	165,000	176,737
Short-term borrowings	-	-	10,000	10,000
Federal Home Loan Bank advances	616,111	705,493	703,761	783,164
Subordinated debentures	145,310	145,310	142,780	142,780
Forward sale commitments	852	852	53	53
Interest rate swap agreements	22,598	22,598	22,189	22,189

For December 31, 2011 and December 31, 2010, the fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.  FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.

Fair value for customer repurchase agreements and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.

Fair value for structured repurchase agreements is determined based on current market rates for similar borrowings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.

Fair value for FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.

The fair value option was elected for the Company’s fixed rate subordinated debenture, and fair value is measured on an unadjusted, quoted price for the traded assets (Nasdaq: “NPBCO”). Subordinated debentures that float with LIBOR are callable at any time and the fair value is estimated to equal the par amount.

15.  REGULATORY MATTERS

National Penn and National Penn Bank are subject to regulations of certain federal and state agencies, and undergo periodic examinations by such regulatory authorities.

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2011, that National Penn Bank and the Company met all capital adequacy requirements to which they are subject.

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $53 million at December 31, 2011. The average amount of these balances for the year ended December 31, 2011, was approximately $409 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15.  REGULATORY MATTERS – Continued

The following tables summarize National Penn Bancshares, Inc. and National Penn Bank’s regulatory capital as of December 31, 2011 and 2010.

(dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$1,050,417	18.38%	$457,171	8.00%	n/a	n/a
National Penn Bank	968,300	17.17%	451,037	8.00%	$563,796	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$978,302	17.12%	$228,586	4.00%	n/a	n/a
National Penn Bank	897,133	15.91%	225,518	4.00%	$338,278	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$978,302	12.00%	$326,184	4.00%	n/a	n/a
National Penn Bank	897,133	11.03%	325,298	4.00%	$406,623	5.00%

(dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$996,415	17.38%	$458,629	8.00%	n/a	n/a
National Penn Bank	835,659	14.65%	456,239	8.00%	$570,299	10.00%

Tier I capital (to risk-weighted assets)
National Penn Bancshares, Inc.	$924,143	16.12%	$229,314	4.00%	n/a	n/a
National Penn Bank	763,534	13.39%	228,120	4.00%	$342,179	6.00%

Tier I capital (to average assets)
National Penn Bancshares, Inc.	$924,143	10.59%	$349,065	4.00%	n/a	n/a
National Penn Bank	763,534	8.89%	343,410	4.00%	$429,262	5.00%

From January 27, 2010 through July 28, 2011, National Penn Bank’s required capital ratios were 8.00% Tier 1 leverage ratio, 10.00% Tier 1 risk-based capital, and 12.00% total risk-based capital. National Penn Bank fully complied with its individual capital requirements during the required period.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.   BENEFIT PLANS

Capital Accumulation Plan

The Company has a contributory capital accumulation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, eligible participants may contribute a minimum of 1% of eligible earnings up to a maximum of the respective annual IRS allowable contribution each year.

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

Matching contributions to the plan included in salaries, wages and employee benefit expenses were $3.9 million, $3.8 million, and $2.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Pension Plan

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006 benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year.

On February 12, 2010, the Company curtailed its Pension Plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants have the opportunity to meet the five year vesting requirement to earn a benefit. The curtailment resulted in a gain of $4.1 million in the statement of operations for the year ended December 31, 2010. The Company did not make a Plan contribution in 2011 as the Plan’s credit balance was applied toward reducing the contribution requirement.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.  BENEFIT PLANS – Continued

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

(dollars in thousands)	December 31,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$43,032	$39,381
Non-recurring curtailment	-	(1,683)
Service cost	-	661
Interest cost	2,349	2,277
Effect of change in assumptions	7,215	2,790
Benefits paid	(1,305)	(1,006)
Effect of change in experience	418	612
Benefit obligations at end of year	$51,709	$43,032

Change in plan assets
Fair value of plan assets at beginning of year	$39,161	$35,163
Actual return on plan assets	1,161	4,733
Employer contribution	-	372
Benefits paid including assumed expenses	(1,426)	(1,107)
Fair value of plan assets at end of year	38,896	39,161

Funded status	$(12,813)	$(3,871)

Net loss not yet recognized in net periodic pension cost	$23,560	$14,603

Net pension cost included the following components:

(dollars in thousands)	Year ended December 31,
	2011	2010	2009
Service cost	$116	$762	$2,873
Interest cost on projected benefit obligation	2,349	2,277	2,072
Expected return on plan assets	(2,785)	(2,832)	(2,368)
Net amortization and deferral	305	323	900
Net periodic benefit (gain) cost	(15)	530	3,477
Non-recurring curtailment gain	-	(4,066)	-
Net periodic benefit (gain) cost	$(15)	$(3,536)	$3,477

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI.  Refer to Footnote 11 in this Report.

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2011	2010
Discount rate	4.50%	5.50%
Rate of compensation increase	N/A	3.50%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.   BENEFIT PLANS – Continued

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2011	2010
Discount rate	5.50%	5.95%
Expected long-term return on plan assets	7.25%	8.25%
Rate of compensation increase	N/A	3.50%

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. Interest income is recorded on the accrual basis, and dividends are recorded on the ex-dividend date. The pension plan's investments are stated at fair value, and purchases and sales of securities are recorded on the trade date. To determine the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 14  Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks are valued at the closing price reported in active markets in which the individual securities are traded. The plan does not have any assets in the Company’s stock. Corporate bonds and notes, U.S. Government and government agency obligations and state and municipal bond obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan does not have any Level 3 investments.

The following table sets forth the pension plan’s financial assets at fair value as of December 31, 2011 and 2010 by level within the fair value hierarchy:

December 31, 2011
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Asset Allocation

Equity securities	$22,754	$-	$-	$22,754	58%
Debt securities	3,330	11,726	-	15,056	39%
Other	1,086	-	-	1,086	3%
	$27,170	$11,726	$-	$38,896	100%

December 31, 2010
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Asset Allocation

Equity securities	$24,490	$-	$-	$24,490	63%
Debt securities	-	13,169	-	13,169	34%
Other	1,502	-	-	1,502	3%
	$25,992	$13,169	$-	$39,161	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. BENEFIT PLANS – Continued

Estimated Future Benefit Payments

(dollars in thousands)
2012	$1,483
2013	1,597
2014	1,723
2015	1,924
2016	2,019
2017-2021	12,837

Deferred Compensation Arrangements

The Company has established deferred compensation arrangements for certain retired executive officers that provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements were accrued from the commencement of the agreements over the participant’s service periods.  The expense recorded in salaries, wages and employee benefit expenses, in connection with these deferred compensation arrangements, which are unfunded, was $0.2 million, $0.3 million, and $2.0 million for the years ended  December 31, 2011, 2010, and 2009, respectively.

The Company has obtained, through its acquisitions, several non-qualified, unfunded Supplemental Executive Retirement Plans ("SERPs") contracts for certain executive officers.  These SERPs supplement the benefit these executive officers will receive under the Company’s qualified retirement plans. Certain SERPs also provide for survivor and other termination benefits.  The expense recorded in connection with these SERPs was $1.4 million for December 31, 2011 and $1.2 million each of the years ended December 31, 2010, and 2009, respectively.  The Company is the beneficiary of life insurance policies that are intended to fund a portion of the SERPs, which had a cash surrender value of $21.9 million as of December 31, 2011.

17.   SHARE-BASED COMPENSATION

The Company, through its Compensation Committee of the Board of Directors, offers equity compensation to employees and non-employee directors of National Penn, National Penn Bank and other National Penn subsidiaries in the form of share-based awards.  Stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) vest over time, upon the satisfaction of established performance criteria, or both.

The Company believes such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option and other share-based awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant.  The options have a maximum term of ten years for incentive stock options or ten years and one month for non-qualified stock options.

The fair market value of RSAs and RSUs is estimated based on the price of the Company’s common stock on the date of grant and in the case of performance-based awards, the probable performance goals to be achieved.  Compensation cost is measured ratably over the vesting period of the awards and reversed for awards which are forfeited due to unfulfilled service or performance criteria.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.  SHARE-BASED COMPENSATION – Continued

Vesting of share-based awards is immediately accelerated in the event of a change-in-control; in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more); or in the event of an involuntary termination of employment not for cause.

Awards are currently granted under the Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”) and expires November 30, 2014.  Information related to the Company’s share-based compensation plans is presented in the following table:

	Shares Made Available	Outstanding at December 31, 2011
2005 Plan	5,304,500	2,545,627
Previous Company plans	5,048,577	1,526,188
Substitute options issued as a result of acquisitions	3,022,185	1,696,128

The impact of shared-based compensation on the Company’s financial results for the following periods:

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Share-based compensation expense	$3,808	$2,250	$1,269
Income tax benefit	(1,333)	(788)	(444)
Reduction to net income	$2,475	$1,462	$825

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2011 is presented below:

(dollars in thousands)	Unrecognized Compensation Cost	Weighted -Average Period Remaining (years)
Restricted stock	$1,972	2.5
Stock options	1,262	3.5
Total	$3,234	2.9

Restricted Stock

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2011	2010	2009
Shares granted	305,503	351,814	291,632
Weighted-average grant date fair value	$8.32	$5.83	$4.55
Fair value of awards vested (000's)	$1,938	$242	$76

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.  SHARE-BASED COMPENSATION – Continued

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2011, and changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2011	547,093	$5.34
Granted	305,503	8.32
Forfeited/Cancelled	(34,495)	4.13
Vested	(310,835)	6.24
Non-vested at December 31, 2011	507,266	$6.67

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rates	3.07%	3.57%	3.39%
Expected dividend yield	0.48%	0.57%	7.98%
Expected volatility	49.44%	48.91%	42.58%
Expected lives (years)	7.93	7.78	7.87

The Company granted options on several dates in 2011. The following table sets forth the range of assumptions utilized in the Black-Scholes options-pricing model for valuing the options:

2011
Risk-free interest rates	2.39% - 3.08%
Expected dividend yield	0.46% - 1.99%
Expected volatility	48.18% - 49.45%
Expected lives (years)	7.91 - 9.60

Information regarding the stock options as of December 31, 2011, and changes during the year ended are presented below:

			Weighted-
(dollars in thousands, except per share data)		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2011	5,937,983	$14.94	3.7	$1,755
Granted	233,500	8.68
Exercised	(348,940)	5.54
Forfeited	(508,679)	13.10
Outstanding at December 31, 2011	5,313,864	15.44	3.3	1,099

Exercisable at December 31, 2011	4,748,614	$16.31	2.7	$556

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.  SHARE-BASED COMPENSATION – Continued

The following table summarizes information related to stock options:

(dollars in thousands, except share and per share data)	Year Ended December 31,
	2011	2010	2009
Shares granted	233,500	232,000	398,750
Weighted-average grant date fair value	$4.71	$3.77	$1.26
Fair value of awards vested	1,106	1,200	1,500
Proceeds from stock options exercised	1,934	974	628
Tax benefit recognized from stock options exercised	1,080	900	1,200
Intrinsic value of stock options exercised	933	600	300

A summary of the status of the Company’s non-vested stock options as of December 31, 2011, and changes during for the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value
Non-Vested at January 1, 2011	624,118	$2.99
Granted	233,500	4.71
Vested	(323,280)	3.42
Forfeited	(60,094)	3.80
Non-Vested at December 31, 2011	474,244	$3.44

Employee Stock Purchase Plan

Under the 1997 shareholder-approved Employee Stock Purchase Plan (“ESPP”), as amended, the Company is authorized to issue up to 864,723 common shares of the Company to eligible employees of the Company. These shares may be purchased by employees at a price equal to 90% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made four times annually.  Employee contributions to the ESPP are made through payroll deductions.

	Year Ended December 31,
	2011	2010	2009
ESPP shares purchased	72,364	89,292	129,081
Weighted-average employee purchase price	$6.95	$6.32	$5.29

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18.  INCOME TAXES

The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

(dollars in thousands)	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit)
FEDERAL:
Current	$15,490	$9,271	$(27,537)
Deferred federal expense (benefit)	9,046	1,826	(36,457)
	24,536	11,097	(63,994)
STATE:
Current	636	344	381
Deferred state expense (benefit)	-	-	-
	636	344	381

Income tax expense (benefit)	$25,172	$11,441	$(63,613)

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

(dollars in thousands)	Year ended December 31,
	2011	2010	2009
Computed tax expense at statutory rate	$39,451	$11,472	$(144,204)
State income tax expense, net	413	224	248
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(14,890)	(15,829)	(16,259)
Amortization of goodwill and intangibles	(3)	2,870	96,214
Gain on surrender of Bank Owned Life Insurance	-	8,081	-
Gain on disposition of Christiana	-	5,486	-
Other, net	201	(863)	388
Income tax expense (benefit)	$25,172	$11,441	$(63,613)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18.  INCOME TAXES – Continued

Deferred tax assets and liabilities consist of the following:

(dollars in thousands)	December 31,
	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$44,324	$52,519
Tax credits	29,948	12,864
Deferred compensation	9,031	9,142
Net operating loss	6,583	24,170
Pension	4,485	1,423
Accrued expenses	3,028	3,224
Share-based compensation	2,201	2,255
Write-downs on other real estate	58	-
	$99,658	$105,597

Deferred tax liabilities
Investment securities available for sale	$19,360	$941
Core deposit intangibles & acquisition related	7,370	8,191
Loan costs	6,064	5,459
Amortization	2,915	2,320
Depreciation	980	1,566
(Loss) gain on subordinated debentures accounted for fair value	(732)	105
Mortgage servicing rights	-	153
	35,957	18,735
Net deferred tax asset (included in other assets)	$63,701	$86,862

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result, no valuation allowance was recorded as of December 31, 2011 or 2010. The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2011, the Company’s deferred tax asset included a net operating loss (“NOL”) carry forward of $6.6 million of which $2.2 million expires in 14 years and the remainder expires in 18 years, if not utilized. $2.2 million of the deferred tax asset is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code, from prior acquisitions. The Company anticipates fully utilizing its NOLs prior to their statutory expiration dates.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 18.   INCOME TAXES – Continued

Uncertain Tax Positions

The Company records a liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2011	2010
Balance at January 1,	$2,275	$2,275
Additions based on tax positions related to the current year	312	376
Additions for tax positions of prior years	299	62
Reductions for tax positions of prior years	-	-
Reductions as a result of lapse of applicable statute of limitations	(485)	(438)
Balance at December 31,	$2,401	$2,275

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2007.

19.      CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)	Year Ended December 31,
	2011	2010
CONDENSED BALANCE SHEETS
Assets
Cash (1)	$4,841	$137,865
Investment in bank subsidiaries	1,238,924	1,112,473
Investment in other subsidiaries	84,067	34,075
	$1,327,832	$1,284,413
Liabilities and shareholders' equity
Subordinated debentures	$145,310	$142,780
Other liabilities	1,835	4,196
Shareholders' equity	1,180,687	1,137,437
	$1,327,832	$1,284,413

(1)  For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $55 million at December 31, 2011 and was subsequently transferred back to the Parent Company in January 2012. Subsequent to December 31, 2011, a $100 million dividend was received from National Penn Bank.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

19.      CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY – Continued

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
CONDENSED STATEMENTS OF INCOME
Income
Equity in undistributed net earnings (loss) of subsidiaries	$88,604	$41,065	$(352,985)
Dividends from subsidiaries	7,300	-	16,000
Interest and other income	266	225	246
Total income (loss)	96,170	41,290	(336,739)

Expense
Interest on subordinated debentures	7,299	7,329	7,934
Other operating expenses	5,794	14,800	9,318
Total expense	13,093	22,129	17,252

Income (loss) before income taxes	83,077	19,161	(353,991)
Income tax (benefit)	(4,467)	(2,176)	(5,952)
Net income (loss)	$87,544	$21,337	$(348,039)

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income (loss)	$87,544	$21,337	$(348,039)
Equity in undistributed net (earnings) loss of subsidiaries	(88,604)	(41,065)	352,985
(Increase) in other assets	(4,444)	(1,356)	-
(Decrease) increase in other liabilities	(2,361)	(520)	395
Net cash (used in) provided by operating activities	(7,865)	(21,604)	5,341

Cash flows from investing activities
Capital contributions to subsidiaries (1)	(58,039)	-	(217,998)
Capital received from subsidiaries	4,844	90,640	651
Net cash (used in) provided by investing activities	(53,195)	90,640	(217,347)

Cash flows from financing activities
Proceeds from advances from subsidiaries	2,530	11,916	12,320
Repayment of advances from subsidiaries	-	(1,543)	(51)
Proceeds from issuance of common stock	91,740	66,707	225,488
Payment to repurchase preferred stock	(150,000)	-	-
Cash dividends	(15,234)	(12,636)	(30,800)
Common stock warrant repurchase	(1,000)	-	-
Net cash (used in) provided by financing activities	(71,964)	64,444	206,957

Net (decrease) increase in cash and cash equivalents	(133,024)	133,480	(5,049)

Cash and cash equivalents at beginning of year	137,865	4,385	9,434

Cash and cash equivalents at end of year (1)	$4,841	$137,865	$4,385

(1) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $55 million at December 31, 2011 and $50 million at December 31, 2009. The cash was subsequently transferred back to the Parent Company.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20. SEGMENT INFORMATION

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	Community
	Banking	Other	Consolidated
December 31, 2011

Total assets	$8,431,175	$55,106	$8,486,281
Total deposits	5,874,819	-	5,874,819
Net interest income (expense)	268,161	(8,258)	259,903
Total non-interest income	51,869	39,341	91,210
Total non-interest expense	189,647	33,750	223,397
Net income (loss) available to common shareholders	95,081	(10,680)	84,401

December 31, 2010

Total assets	$8,776,934	$67,686	$8,844,620
Total deposits	6,059,173	-	6,059,173
Net interest income (expense)	278,889	(7,657)	271,232
Total non-interest income	64,473	33,749	98,222
Total non-interest expense	212,275	29,401	241,676
Net income (loss) available to common shareholders	37,220	(23,904)	13,316

December 31, 2009

Total assets	$9,406,807	$77,103	$9,483,910
Total deposits	6,738,852	-	6,738,852
Net interest income (expense)	259,626	(7,117)	252,509
Total non-interest income	(43,668)	42,148	(1,520)
Total non-interest expense	474,467	34,149	508,616
Net loss available to common shareholders	(341,923)	(14,456)	(356,379)

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that as of December 31, 2011 our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2011.  Their Report, dated February 29, 2012, expressed an unqualified opinion on our internal control over financial reporting.  Their Report is included in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2012.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections captioned “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination of Employment or a Change in Control,” and “Director Compensation” of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the sections captioned “Stock Ownership” and “Equity Compensation Plan Table” of the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Information required by this item is incorporated by reference to the sections captioned “Corporate Governance” and “Related Party Transaction and Policies” of the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the sections captioned “Audit Committee Report” and “Audit and Non-Audit Fees” of the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries:
•	Consolidated Balance Sheets as of December 31, 2011 and 2010.
•	Consolidated Statements of Operation for fiscal years ended December 31, 2011, 2010, and 2009.
•	Consolidated Statements of Comprehensive Income for fiscal years ended December 31, 2011, 2010 and 2009.
•	Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2011, 2010 and 2009.
•	Consolidated Statements of Cash Flows for fiscal years ended December 31, 2011, 2010 and 2009.
•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

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

3.2
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated September  28, 2011, as filed on October 3, 2011.

3.3
Statement with Respect to Shares, filed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated November 2, 2009, as filed on November 2, 2009.)

4.1
Form of Trust Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.1 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on July 30, 2002.)

4.2
Form of Amended and Restated Trust Agreement among National Penn Bancshares, Inc., Christiana Bank & Trust Company, as Property Trustee, and Christiana Bank & Trust Company, as Delaware Trustee.  (Incorporated by reference to Exhibit 4.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

4.3
Form of Subordinated Debenture Indenture between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.4 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

4.4
Form of Preferred Securities Guarantee Agreement between National Penn Bancshares, Inc. and Christiana Bank & Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.6 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement Nos. 333-97361 and 333-97361-01 on Form S-3, as filed on August 7, 2002.)

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

10.4
National Penn Bancshares, Inc. Executive Incentive Plan/Performance Goals – Plan Year 2012.* (Incorporated by reference to Exhibit 99.1 to National Penn’s Report on Form 8-K dated January 23, 2012, as filed on January 27, 2012.)

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

10.16
Amendatory Agreement dated March 28, 2008, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 31, 2008, as filed on March 31, 2008.)

10.17
Amendatory Agreement dated as of November 18, 2009, by and between National Penn Bank and Donald P. Worthington (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.18
Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*  (Incorporated by reference to Exhibit 10.79 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.19
Amendatory Agreement dated as of January 26, 2011, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 10-Q dated March 30, 2011, as filed on  May 9, 2011.

10.20
Amended and Restated Employment Agreement, dated as of January 28, 2008, among Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc., National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.*  (Incorporated by reference to Exhibit 10.83 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.21
Amendment to Employment Agreement dated January 27, 2010, among Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc., National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to  National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.22
Amended and Restated Employment Agreement, dated as of January 28, 2008, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.*  (Incorporated by reference to Exhibit 10.84 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.23
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and Carl Kovacs.*  (Incorporated by reference to Exhibit 10.85 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.24
Form of Restricted Stock Unit Agreement for restricted stock unit grants to non-employee directors.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 5, 2010, as filed on February 5, 2010.)

10.25
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.26	Executive Agreement dated February 1, 2008, among national Penn Bancshares, Inc., National Penn Bank, and David B. Kennedy.*

10.27	Amendatory Agreement dated as of January 27, 2010, between National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy.*

10.28
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.29
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.30
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.31	TARP Restriction Agreement dated February 16, 2010 by and between National Penn Bancshares, Inc. and David B. Kennedy.*

10.32
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc. and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.33
Executive Agreement, dated January 27, 2010, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.34
Amendatory Agreement dated as of January 25, 2011, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 10-Q dated March 31, 2011, as filed on May 9, 2011.)

10.35
Restricted Stock Agreement between National Penn Bancshares, Inc. and Scott V. Fainor, dated January 28, 2010.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

10.36
Non-Qualified Stock Option Agreement between National Penn Bancshares, Inc. and Keene S. Turner, dated February 1, 2010.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 3, 2010, as filed on February 3, 2010.)

10.37
Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J. Hughes, dated February 1, 2010.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 4, 2010, as filed on February 4, 2010.)

10.38
Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Michael J. Hughes dated March 8, 2011. *(Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 10-Q dated  March 31, 2011, as filed on May 9, 2011.)

10.39
Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk, dated February 1, 2010.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 4, 2010, as filed on February 4, 2010.)

10.40
Amendment to 2010 Restricted Stock Agreement between National Penn Bancshares, Inc. and Sandra L. Bodnyk dated March 8, 2011. *(Incorporated by reference to Exhibit 10.6 to National Penn’s Report on Form 10-Q dated  March 31, 2011, as filed on May 9, 2011.)

10.41
Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers on January 23, 2012.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2012, as filed on January 27, 2012.

10.42
Investment Agreement between National Penn Bancshares, Inc. and Warburg Pincus dated October 5, 2010 (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated   October 6, 2010, as filed on October 6, 2010.)

10.43
Letter Agreement between National Penn Bancshares, Inc. and the United States Department of the Treasury.  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 16, 2011, as filed on March 16, 2011.)

10.44
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

99.1	TARP Compliance Certification of National Penn Principal Executive Officer pursuant to U.S. Treasury regulations regarding participation in TARP Capital Purchase Program.

99.2	TARP Compliance Certification of National Penn Principal Financial Officer pursuant to U.S. Treasury regulations regarding participation in TARP Capital Purchase Program.

101.INS XBRL	Instance Document **
101.SCH XBRL	Taxonomy Extension Schema Document **
101.CAL XBRL	Taxonomy Extension Calculations Linkbase Document **
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

__________
  *Denotes a compensatory plan or arrangement.
 **Furnished herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

February 29, 2012	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	February 29, 2012
Thomas A. Beaver

/s/ Scott V. Fainor	Director, President and	February 29, 2012
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	February 29, 2012
Jeffrey P. Feather

/s/ Donna D. Holton	Director	February 29, 2012
Donna D. Holton

/s/ Thomas L. Kennedy	Director	February 29, 2012
Thomas L. Kennedy

/s/ Albert H. Kramer	Director	February 29, 2012
Albert H. Kramer

/s/ Patricia L. Langiotti	Director	February 29, 2012
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	February 29, 2012
Christian F. Martin IV

/s/ Michael E. Martin	Director	February 29, 2012
Michael E. Martin

/s/ Natalye Paquin	Director	February 29, 2012
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	February 29, 2012
R. Chadwick Paul Jr.

/s/ Robert E. Rigg	Director	February 29, 2012
Robert E. Rigg

/s/ C. Robert Roth	Director	February 29, 2012
C. Robert Roth

/s/ Wayne R. Weidner	Director	February 29, 2012
Wayne R. Weidner

/s/ Michael J. Hughes	Group Executive	February 29, 2012
Michael J. Hughes	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keene S. Turner	Executive Vice President and	February 29, 2012
Keene S. Turner	Chief Accounting Officer (Principal Accounting Officer)