Form 10-Q
period 2012-03-31
NATIONAL PENN BANCSHARES INC
filed 2012-05-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, no stated par value	152,363,431 shares

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Unaudited
(dollars in thousands)	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$108,752	$129,637
Interest-earning deposits with banks	344,427	321,885
Total cash and cash equivalents	453,179	451,522

Investment securities available-for-sale, at fair value	1,779,613	1,747,019
Investment securities held-to-maturity
(Fair value $521,521 and $528,598 for 2012 and 2011, respectively)	487,507	496,574
Other securities	68,301	70,518
Loans held-for-sale	16,909	12,216
Loans and leases, net of allowance for loan and lease losses of $121,452 and $126,640 for 2012 and 2011, respectively	5,063,295	5,049,245
Premises and equipment, net	95,937	96,198
Accrued interest receivable	31,241	30,991
Bank owned life insurance	139,507	138,274
Other real estate owned and other repossessed assets	7,647	7,716
Goodwill	258,279	258,279
Other intangible assets, net	14,408	15,770
Unconsolidated investments	11,699	12,173
Other assets	96,513	99,786
TOTAL ASSETS	$8,524,035	$8,486,281

LIABILITIES
Non-interest bearing deposits	$884,025	$863,703
Interest bearing deposits	5,004,358	5,011,116
Total deposits	5,888,383	5,874,819

Customer repurchase agreements	542,706	523,978
Structured repurchase agreements	85,000	85,000
Federal Home Loan Bank advances	615,863	616,111
Subordinated debentures	143,666	145,310
Accrued interest payable and other liabilities	47,587	60,376
TOTAL LIABILITIES	7,323,205	7,305,594

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued and
outstanding: March 31, 2012 - 152,295,895; December 31, 2011 - 151,883,036	1,384,657	1,383,082
Accumulated deficit	(205,497)	(223,189)
Accumulated other comprehensive income	21,670	20,794
TOTAL SHAREHOLDERS' EQUITY	1,200,830	1,180,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,524,035	$8,486,281

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(dollars in thousands, except per share data)	March 31,
	2012	2011
INTEREST INCOME
Loans and leases, including fees	$62,291	$69,228
Investment securities
Taxable	11,209	11,357
Tax-exempt	7,781	8,493
Deposits with banks	133	280
Total interest income	81,414	89,358
INTEREST EXPENSE
Deposits	7,294	11,407
Customer repurchase agreements	550	712
Structured repurchase agreements	915	1,683
Federal Home Loan Bank advances	6,967	7,217
Subordinated debentures	1,870	2,369
Total interest expense	17,596	23,388
Net interest income	63,818	65,970
Provision for loan and lease losses	2,000	10,000
Net interest income after provision for loan and lease losses	61,818	55,970
NON-INTEREST INCOME
Wealth management	6,161	5,924
Service charges on deposit accounts	3,823	4,664
Insurance commissions and fees	3,296	3,221
Cash management and electronic banking fees	4,420	4,371
Mortgage banking	1,335	1,080
Bank owned life insurance	1,209	1,220
(Losses) earnings of unconsolidated investments	(74)	1,700
Other operating income	2,426	2,055
Net gains (losses) from fair value changes on subordinated debentures	1,645	(51)
Total non-interest income	24,241	24,184

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,381	31,449
Premises and equipment	6,853	7,272
FDIC insurance	1,264	3,457
Other operating expenses	12,942	14,659
Total non-interest expense	52,440	56,837
Income before income taxes	33,619	23,317
Income tax expense	8,317	4,537
NET INCOME	25,302	18,780
Preferred dividends and accretion of preferred discount	-	(1,691)
Accelerated accretion from redemption of preferred stock	-	(1,452)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,302	$15,637
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.17	$0.10
Diluted earnings available to common shareholders	$0.17	$0.10
Dividends paid in cash	$0.05	$0.01

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2012
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$33,619	$8,317	$25,302

Unrealized gains on investment securities	1,348	472	876
Other comprehensive income	1,348	472	876

Total comprehensive income	$34,967	$8,789	$26,178

	Three Months Ended
	March 31, 2011
	Before		Net of
(dollars in thousands)	Tax	Tax	Tax
	Amount	Expense	Amount

Net income	$23,317	$4,537	$18,780

Unrealized gains on investment securities	11,232	3,931	7,301
Unrealized gains on cash flow hedges	517	-	517
Other comprehensive income	11,749	3,931	7,818

Total comprehensive income	$35,066	$8,468	$26,598

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except share data)				Other
	Common		Accumulated	Comprehensive
	Shares	Value	Deficit	Income	Total
Balance at December 31, 2011	151,883,036	$1,383,082	$(223,189)	$20,794	$1,180,687
Comprehensive income:
Net income			25,302		25,302
Other comprehensive income, net of taxes				876	876
Total comprehensive income					26,178

Cash dividends declared common			(7,610)		(7,610)
Shares issued under share-based plans,
net of excess tax benefits	412,859	1,575			1,575

Balance at March 31, 2012	152,295,895	$1,384,657	$(205,497)	$21,670	$1,200,830

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,302	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,000	10,000
Depreciation and amortization	3,420	4,179
Amortization of premiums and discounts on investment securities, net	888	622
(Decrease) increase in fair value of subordinated debentures	(1,645)	51
Bank owned life insurance policy income	(1,209)	(1,220)
Share-based compensation expense	943	1,528
Losses (gains) on unconsolidated investments, net of distributions	474	(729)
Loans originated for resale	(43,316)	(33,951)
Proceeds from sale of loans	39,669	41,906
Gain on sale of loans, net	(1,046)	(731)
Gain on sale of other real estate owned, net	(141)	-
Changes in assets and liabilities:
Increase in accrued interest receivable	(250)	(435)
Decrease in accrued interest payable	(1,997)	(3,890)
Decrease in other assets	2,632	3,639
Decrease in other liabilities	(10,792)	(12,014)
Net cash provided by operating activities	14,932	27,735
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	8,949	11,295
Proceeds from maturities and repayments of investment securities available-for-sale	85,307	81,222
Purchase of investment securities available-for-sale	(117,322)	(60,716)
Proceeds from sale of other securities	2,217	-
Proceeds from sale of loans previously held for investment	1,336	2,007
Net (increase) decrease in loans and leases	(17,475)	54,800
Purchases of premises and equipment	(1,969)	(546)
Proceeds from the sale of other real estate owned	240	65
Net cash (used in) provided by investing activities	(38,717)	88,127
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in core deposits	84,381	(18,709)
Net decrease in certificates of deposit	(70,817)	(107,448)
Net increase (decrease) in short-term borrowings and customer repurchase agreements	18,728	(42,015)
Repayments of FHLB advances and structured repurchase agreements	(76)	(75,812)
Proceeds from shares issued under share-based plans	359	678
Excess tax expense (benefit) on share-based plans	40	(351)
Issuance of shares under dividend reinvestment plan and optional cash	437	274
Issuance of common stock in private placement	-	84,543
Repayment of Series B Preferred stock	-	(150,000)
Cash dividends, common	(7,610)	(1,515)
Cash dividends, preferred	-	(2,521)
Net cash provided by (used in) financing activities	25,442	(312,876)
Net increase (decrease) in cash and cash equivalents	1,657	(197,014)
Cash and cash equivalents at beginning of year	451,522	702,382
Cash and cash equivalents at end of period	$453,179	$505,368

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

      The Company considers cash and due from banks and interest earning deposits with banks as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Interest	$19,593	$27,278
Income taxes	2,893	8,604

The Company’s investing and financing activities that affected assets or liabilities but did not result in cash receipts or cash payments were as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Transfers of loans to other real estate (a)	$88	$452

(a)	$0.1 million and $0.3 million of OREO was disposed of during the periods ending March 31, 2012 and 2011, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”) for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended
(dollars in thousands, except per share data )	March 31,
	2012	2011
Income for EPS:
Net income available to common shareholders	$25,302	$15,637

Calculation of shares:
Weighted average basic shares	152,099,546	150,461,063
Dilutive effect of:
Share-based compensation	292,769	304,820
Warrants		-
Weighted average fully diluted shares	152,392,315	150,765,883

Earnings per common share:
Basic	$0.17	$0.10
Diluted	$0.17	$0.10

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Stock options	4,956,732	5,127,737
Exercise price
Low	$7.07	$5.85
High	$21.49	$21.49

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-Sale
U.S. Government agencies	$2,997	$62	$-	$3,059
State and municipal bonds	307,734	16,152	(2,677)	321,209
Agency mortgage-backed securities/
collateralized mortgage obligations	1,383,508	43,698	(1,090)	1,426,116
Non-agency collateralized mortgage obligations	12,947	260	(108)	13,099
Corporate securities and other	12,016	477	(1,347)	11,146
Marketable equity securities	3,749	1,260	(25)	4,984
Total	$1,722,951	$61,909	$(5,247)	$1,779,613

Held-to-Maturity
State and municipal bonds	$417,913	$30,725	$(305)	$448,333
Agency mortgage-backed securities/
collateralized mortgage obligations	68,899	3,590	-	72,489
Non-agency collateralized mortgage obligations	695	4	-	699
Total	$487,507	$34,319	$(305)	$521,521

(dollars in thousands)	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-Sale
U.S. Government agencies	$2,997	$75	$-	$3,072
State and municipal bonds	313,607	15,588	(3,573)	325,622
Agency mortgage-backed securities/
collateralized mortgage obligations	1,344,442	43,230	(56)	1,387,616
Non-agency collateralized mortgage obligations	14,887	292	(63)	15,116
Corporate securities and other	12,023	486	(1,320)	11,189
Marketable equity securities	3,749	758	(103)	4,404
Total	$1,691,705	$60,429	$(5,115)	$1,747,019

Held-to-Maturity
State and municipal bonds	$421,046	$29,284	$(482)	$449,848
Agency mortgage-backed securities/
collateralized mortgage obligations	74,714	3,197	-	77,911
Non-agency collateralized mortgage obligations	814	25	-	839
Total	$496,574	$32,506	$(482)	$528,598

During the three months ended March 31, 2012 and 2011, the Company did not sell investment securities.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, respectively.

March 31, 2012
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	75	$ 18,656	$ (261)	$ 32,920	$ (2,721)	$ 51,576	$ (2,982)
Agency mortgage-backed securities/
collateralized mortgage obligations	16	74,595	(1,090)	-	-	74,595	(1,090)
Non-agency collateralized mortgage obligations	4	1,588	(108)	-	-	1,588	(108)
Corporate securities and other	7	2,495	(1,032)	2,672	(315)	5,167	(1,347)
Total debt securities	102	97,334	(2,491)	35,592	(3,036)	132,926	(5,527)
Marketable equity securities	2	615	(25)	-	-	615	(25)
Total	104	$ 97,949	$ (2,516)	$ 35,592	$ (3,036)	$ 133,541	$ (5,552)

December 31, 2011
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	92	$ 3,263	$ (33)	$ 55,715	$ (4,022)	$ 58,978	$ (4,055)
Agency mortgage-backed securities/
collateralized mortgage obligations	4	23,226	(56)	-	-	23,226	(56)
Non-agency collateralized mortgage obligations	3	-	-	742	(63)	742	(63)
Corporate securities and other	9	4,461	(909)	2,576	(411)	7,037	(1,320)
Total debt securities	108	30,950	(998)	59,033	(4,496)	89,983	(5,494)
Marketable equity securities	5	588	(103)	-	-	588	(103)
Total	113	$ 31,538	$ (1,101)	$ 59,033	$ (4,496)	$ 90,571	$ (5,597)

Investment securities were pledged as collateral for the following:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Deposits	$749,395	$808,873
Repurchase agreements	684,219	688,924
Other	28,648	43,145
Total	$1,462,262	$1,540,942

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2012 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$842	$850	$-	$-
Due after one through five years	34,467	37,009	-	-
Due after five through ten years	156,487	167,098	49,302	51,928
Due after ten years	1,527,406	1,569,672	438,205	469,593
Marketable equity securities	3,749	4,984	-	-
Total	$1,722,951	$1,779,613	$487,507	$521,521

Evaluation of Impairment of Securities

As of March 31, 2012 and December 31, 2011, the Company does not have any amortization recorded in AOCI for the non-credit-related components of OTTI.

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

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At March 31, 2012, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities and 30% were essential purpose revenue bonds.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $68.3 million and $70.5 million as of March 31, 2012 and December 31, 2011, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the first quarter of 2012, the FHLB of Pittsburgh repurchased $2.2 million of its capital stock from the Company at par.

4.  LOANS

The following table represents loan and lease classifications as of March 31, 2012 and December 31, 2011:

March 31, 2012	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,150,611	$82,140	$176,668	$32,485	$2,441,904

CRE - permanent	775,676	37,867	56,382	8,574	878,499
CRE - construction	86,641	8,917	41,803	14,336	151,697
Commercial real estate	862,317	46,784	98,185	22,910	1,030,196

Residential mortgages	688,063	-	-	6,746	694,809
Home equity lines and loans	734,553	-	234	2,529	737,316
All other consumer	270,427	2,819	5,581	1,695	280,522
Consumer loans	1,693,043	2,819	5,815	10,970	1,712,647

Loans and leases	$4,705,971	$131,743	$280,668	$66,365	$5,184,747

December 31, 2011	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,113,637	$75,988	$199,262	$31,140	$2,420,027

CRE - permanent	746,741	42,259	56,663	9,861	855,524
CRE - construction	89,085	14,140	40,622	12,217	156,064
Commercial real estate	835,826	56,399	97,285	22,078	1,011,588

Residential mortgages	703,150	-	-	7,172	710,322
Home equity lines and loans	743,356	-	-	4,202	747,558
All other consumer	274,271	2,819	4,906	4,394	286,390
Consumer loans	1,720,777	2,819	4,906	15,768	1,744,270

Loans and leases	$4,670,240	$135,206	$301,453	$68,986	$5,175,885

The following table represents the details for past-due loans and leases as of March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances
(dollars in thousands)

Commercial and industrial loans and leases	$2,636	$946	$181	$3,763	$2,405,656	$32,485	$2,441,904

CRE - permanent	6,960	-	-	6,960	866,383	5,156	878,499
CRE - construction	-	-	-	-	137,361	14,336	151,697
Commercial real estate	6,960	-	-	6,960	1,003,744	19,492	1,030,196

Residential mortgages	4,605	80	-	4,685	686,047	4,077	694,809
Home equity lines and loans	3,231	813	247	4,291	730,915	2,110	737,316
All other consumer	2,268	941	1,160	4,369	274,458	1,695	280,522
Consumer loans	10,104	1,834	1,407	13,345	1,691,420	7,882	1,712,647

Loans and leases	$19,700	$2,780	$1,588	$24,068	$5,100,820	$59,859	$5,184,747

Percent of loans and leases	0.38%	0.05%	0.03%	0.46%		1.15%

December 31, 2011	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances
(dollars in thousands)

Commercial and industrial loans and leases	$8,113	$2,253	$59	$10,425	$2,378,521	$31,081	$2,420,027

CRE - permanent	724	209	-	933	847,188	7,403	855,524
CRE - construction	1,324	389	-	1,713	142,133	12,218	156,064
Commercial real estate	2,048	598	-	2,646	989,321	19,621	1,011,588

Residential mortgages	2,209	603	4	2,816	703,002	4,504	710,322
Home equity lines and loans	2,953	756	728	4,437	740,075	3,046	747,558
All other consumer	2,325	933	1,219	4,477	278,737	3,176	286,390
Consumer loans	7,487	2,292	1,951	11,730	1,721,814	10,726	1,744,270

Loans and leases	$17,648	$5,143	$2,010	$24,801	$5,089,656	$61,428	$5,175,885

Percent of loans and leases	0.34%	0.10%	0.04%	0.48%		1.19%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(2) At March 31, 2012, non-accrual balances included troubled debt restructurings of $5.6 million commercial real estate and $11.1 million of commercial and industrial loans. At December 31, 2011, non-accrual balances included troubled debt restructurings of $8.6 million commercial real estate and $11.2 million of commercial and industrial loans.

Changes in the allowance for loan and lease losses by loan portfolio for the three months ended March 31, 2012 and 2011 are as follows:

March 31, 2012
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(2,692)	(2,785)	(3,245)	-	(8,722)
Recoveries	767	179	588	-	1,534
Provision	997	1,900	1,430	(2,327)	2,000
Ending balance	$54,887	$40,016	$18,433	$8,116	$121,452
Allowance for loan and lease losses:
Individually evaluated for impairment	$6,662	$3,318	$1,142	$-	$11,122
Collectively evaluated for impairment	48,225	36,698	17,291	8,116	110,330
Total allowance for loan and lease losses	$54,887	$40,016	$18,433	$8,116	$121,452
Loans and leases:
Individually evaluated for impairment	$32,485	$25,332	$10,970	$-	$68,787
Collectively evaluated for impairment	2,409,419	1,004,864	1,701,677	-	5,115,960
Loans and leases	$2,441,904	$1,030,196	$1,712,647	$-	$5,184,747

March 31, 2011
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(9,569)	(5,313)	(3,871)	-	(18,753)
Recoveries	250	494	915	-	1,659
Provision	5,455	2,553	2,177	(185)	10,000
Ending balance	$65,791	$48,911	$20,118	$8,140	$142,960
Allowance for loan and lease losses:
Individually evaluated for impairment	$3,147	$1,453	$73	$-	$4,673
Collectively evaluated for impairment	62,644	47,458	20,045	8,140	138,287
Total allowance for loan and lease losses	$65,791	$48,911	$20,118	$8,140	$142,960
Loans and leases:
Individually evaluated for impairment	$34,122	$33,419	$9,429	$-	$76,970
Collectively evaluated for impairment	2,376,809	993,380	1,797,987	-	5,168,176
Loans and leases	$2,410,931	$1,026,799	$1,807,416	$-	$5,245,146

(1) Commercial includes all C&I Loans, including those secured by real estate and capital leases.
(2) CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(3) Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Impaired loan and lease details as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$17,651	$14,834	$32,485	$3,980	$36,465	$6,662	$31,476

CRE - permanent	6,198	4,798	10,996	6,749	17,745	655	11,809
CRE - construction	13,439	897	14,336	13,148	27,484	2,663	12,783
Commercial real estate	19,637	5,695	25,332	19,897	45,229	3,318	24,592

Residential mortgages	2,648	4,098	6,746	428	7,174	633	7,241
Home equity lines and loans	771	1,758	2,529	2,314	4,843	509	3,286
All other consumer	-	1,695	1,695	-	1,695	-	2,720
Consumer loans	3,419	7,551	10,970	2,742	13,712	1,142	13,247

Total	$40,707	$28,080	$68,787	$26,619	$95,406	$11,122	$69,315

December 31, 2011
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$13,363	$17,718	$31,081	$5,992	$37,073	$4,003	$31,845

CRE - permanent	2,285	7,575	9,860	6,586	16,446	1,160	14,079
CRE - construction	8,698	3,519	12,217	14,711	26,928	1,972	15,560
Commercial real estate	10,983	11,094	22,077	21,297	43,374	3,132	29,639

Residential mortgages	2,698	4,470	7,168	560	7,728	662	6,479
Home equity lines and loans	1,374	2,100	3,474	1,919	5,393	1,112	2,244
All other consumer	-	3,176	3,176	516	3,692	-	2,025
Consumer loans	4,072	9,746	13,818	2,995	16,813	1,774	10,748

Total	$28,418	$38,558	$66,976	$30,284	$97,260	$8,909	$72,232

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Gross interest due on impaired loans	$1,280	$2,148
Interest received on impaired loans	(20)	(510)
Net impact of impaired loans on interest income	$1,260	$1,638

Average recorded investment in impaired loans	$69,315	$81,967

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	March 31,	December 31,
	2012	2011
CRE - permanent	$3,418	$2,456
Residential mortgages	2,669	2,664
Home equity lines and loans	419	428
Total restuctured loans	$6,506	$5,548

Undrawn commitments to lend on restructured loans	$-	$-

5.  DEPOSITS

(dollars in thousands)	March 31, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
NOW accounts	$1,294,591	0.15%	$1,293,148	0.17%
Money market accounts	1,698,427	0.40%	1,686,909	0.44%
Savings	495,191	0.13%	454,003	0.15%
CDs less than $100	1,089,601	1.32%	1,138,908	1.43%
CDs $100 or greater	426,548	1.27%	438,148	1.22%
Total interest bearing deposits	5,004,358	0.59%	5,011,116	0.65%
Non-interest bearing deposits	884,025	-	863,703	-
Total deposits	$5,888,383	0.51%	$5,874,819	0.56%

(a) Cost represents interest incurred during the respective quarter.

  At March 31, 2012, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	2012	$735,099
	2013	356,513
	2014	237,910
	2015	70,791
	2016	94,184
	Thereafter	21,652
	Total	$1,516,149

6.  BORROWINGS

(dollars in thousands)	March 31, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
Customer repurchase agreements	$542,706	0.42%	$523,978	0.43%
Structured repurchase agreements	85,000	4.33%	85,000	4.05%
Federal Home Loan Bank advances	615,863	4.55%	616,111	4.50%
Subordinated debentures accounted for at fair value	66,345	7.85%	67,989	7.85%
Subordinated debentures accounted for at amortized cost	77,321	3.07%	77,321	3.84	% (b)
Total borrowings and other debt obligations	$1,387,235	3.03%	$1,370,399	3.07%

(a) Cost represents interest incurred during the respective quarter.
(b) The cost includes the impact of the interest rate swaps until their expiration in the fourth quarter of 2011.

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At March 31, 2012, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the ultimate loss upon resolution by the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Unrealized gains on investment securities	$36,831	$35,955
Pension	(15,161)	(15,161)
Total accumulated other comprehensive income	$21,670	$20,794

9.   EQUITY

On April 2, 2012, National Penn announced an increase to the second quarter cash dividend to seven cents per share from five cents per share in the first quarter of 2012.

Additionally, the Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn’s common stock throughout 2012, which represents approximately five percent (5%) of the outstanding shares. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Contract or notional amounts are as follows:

	As of:
(dollars in thousands)	March 31, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,484,073	$1,452,348
Commitments to fund mortgages	34,003	27,067
Commitments to sell mortgages to investors	51,172	39,283
Letters of credit	148,834	157,240

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

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships at March 31, 2012 and December 31, 2011 are as follows:

(dollars in thousands)
		Notional			Receive	Pay	Life
March 31, 2012	Positions	Amount	Asset	Liability	Rate	Rate	(Years)

Receive fixed - pay floating interest rate swaps	86	$258,326	$21,705	$-	5.67%	2.12%	5.44
Pay fixed - receive floating interest rate swaps	86	258,326	-	21,705	2.12%	5.67%	5.44
Net interest rate swaps		$516,652	$21,705	$21,705	3.90%	3.90%	5.44

December 31, 2011

Receive fixed - pay floating interest rate swaps	78	$195,263	$22,598	$-	5.90%	2.11%	5.03
Pay fixed - receive floating interest rate swaps	78	195,263	-	22,598	2.11%	5.90%	5.03
Net interest rate swaps		$390,526	$22,598	$22,598	4.01%	4.01%	5.03

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

The following summarizes the Company’s derivative activity:

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Activity	March 31, 2012	March 31, 2012

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $21.7 million.	offsetting $0.9 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.2 million.	Decrease to mortgage banking income of $0.8 million.
Forward sale commitments	Increase to other assets of $0.4 million.	Increase to mortgage banking income of $1.3 million.

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Activity	December 31, 2011	March 31, 2011

Cash flow hedges:
Pay fixed - receive floating	There was no impact due to the	The ineffective portion is zero.
interest rate swaps	expiration of all cash flow hedges.	Increase to interest expense of $0.6 million for net
settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from
	of $22.6 million.	offsetting $2.5 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Decrease to mortgage banking income of $0.1 million.

11.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company provides estimates of the fair value of its financial instruments. In general, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, which is not adjusted for transaction costs. Accounting guidelines establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted, quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings.

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and fair value of $66.3 million at March 31, 2012.  Non-interest income included a gain of $1.6 million and a loss of $0.1 million for the change in fair value of the subordinated debenture for the three months ended March 31, 2012 and 2011, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted, quoted price of the traded asset (Nasdaq: “NPBCO”) in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,059	$-	$3,059	$-
State and municipal bonds	321,209	-	321,209	-
Agency mortgage-backed securities/collateralized mortgage obligations	1,426,116	-	1,426,116	-
Non-agency collateralized mortgage obligations	13,099	-	13,099	-
Corporate securities and other	11,146	1,178	8,493	1,475
Marketable equity securities	4,984	3,849	-	1,135
Investment securities, available-for-sale	$1,779,613	$5,027	$1,771,976	$2,610

Forward sale commitments	448	-	448	-
Interest rate swap agreements	21,705	-	21,705	-

Liabilities
Subordinated debentures	$66,345	$66,345	$-	$-
Interest rate locks	189	-	189	-
Interest rate swap agreements	21,705	-	21,705	-

		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,072	$-	$3,072	$-
State and municipal bonds	325,622	-	325,622	-
Agency mortgage-backed securities/collateralized mortgage obligations	1,387,616	-	1,387,616	-
Non-agency collateralized mortgage obligations	15,116	-	15,116	-
Corporate securities and other	11,189	1,117	8,452	1,620
Marketable equity securities	4,404	3,278	-	1,126
Investment securities, available-for-sale	$1,747,019	$4,395	$1,739,878	$2,746

Interest rate locks	587	-	587	-
Interest rate swap agreements	22,598	-	22,598	-

Liabilities
Subordinated debentures	$67,989	$67,989	$-	$-
Forward sale commitments	852	-	852	-
Interest rate swap agreements	22,598	-	22,598	-

The following table presents activity for assets measured at fair value on a recurring basis for the three months ended March 31, 2012:

(dollars in thousands)
	Beginning Balance	Gains/ (losses)	Gains/ (losses) included in other			Maturities/			Ending Balance
Level 1	January 1,	included in	comprehensive			Calls/	Accretion/		March 31,
	2012	earnings	income	Purchases	Sales	Paydowns	Amortization	Transfers	2012
Corporate securities and other	$1,117	$-	$62	$-	$-	$-	$(1)	$-	$1,178
Marketable equity securities	3,278	-	571	-	-	-	-	-	$3,849
Total level 1	$4,395	$-	$633	$-	$-	$-	$(1)	$-	$5,027

Level 2

U.S. Government agencies	$3,072	$-	$(13)	$-	$-	$-	$-	$-	$3,059
State and municipal bonds	325,622	-	1,459	-	-	(6,775)	903	-	$321,209
Agency mortgage-backed securities/collateralized mortgage obligations	1,387,616	-	(566)	117,322	-	(76,585)	(1,671)	-	$1,426,116
Non-agency collateralized
mortgage obligations	15,116	-	(77)	-	-	(1,947)	7	-	$13,099
Corporate securities and other	8,452	-	48	-	-	-	(7)	-	$8,493
Total level 2	$1,739,878	$-	$851	$117,322	$-	$(85,307)	$(768)	$-	$1,771,976

Level 3

Corporate securities and other	$1,620	$-	$(145)	$-	$-	$-	$-	$-	$1,475
Marketable equity securities	1,126	-	9	-	-	-	-	-	$1,135
Total level 3	$2,746	$-	$(136)	$-	$-	$-	$-	$-	$2,610

Total available-for-sale securities	$1,747,019	$-	$1,348	$117,322	$-	$(85,307)	$(769)	$-	$1,779,613

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices
	in Active	Significant
(dollars in thousands)	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held-for-sale	$-	$16,909	$-	$16,909
Impaired loans, net	-	-	57,665	57,665
OREO and other repossessed assets	-	-	7,647	7,647

December 31, 2011
Assets
Loans held-for-sale	$-	$12,216	$-	$12,216
Impaired loans, net	-	-	58,067	58,067
OREO and other repossessed assets	-	-	7,716	7,716

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were $0.3 million for the three months ended March 31, 2012 and zero as of December 31, 2011.

Impaired loans totaled $68.8 million with a specific reserve of $11.1 million at March 31, 2012, compared to $67.0 million with a specific reserve of $8.9 million at December 31, 2011. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no write-downs recorded on OREO and other repossessed assets for the three months ended March 31, 2012 and for the same period in 2011.

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

The estimation methodologies, resulting fair values and recorded carrying amounts at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$453,179	$453,179	$451,522	$451,522
Investment securities available-for-sale	1,779,613	1,779,613	1,747,019	1,747,019
Investment securities held-to-maturity	487,507	521,521	496,574	528,598
Loans held-for-sale	16,909	16,909	12,216	12,482

Loans and leases	5,184,747	5,090,369	5,175,885	5,021,895
Allowance for loan and lease losses	(121,452)	-	(126,640)	-
Loans and leases, net	$5,063,295	$5,090,369	$5,049,245	$5,021,895

OREO and other repossessed assets	$7,647	$7,647	$7,716	$7,716
Forward sale commitments	448	448	-	-
Interest rate locks	-	-	587	587
Interest rate swap agreements	21,705	21,705	22,598	22,598

LIABILITIES
Non-interest bearing deposits	$884,025	$884,025	$863,703	$863,703
Interest bearing deposits, non-maturity	3,488,209	3,488,209	3,434,060	3,434,060
Deposits with stated maturities	1,516,149	1,524,533	1,577,056	1,575,222
Customer repurchase agreements	542,706	542,706	523,978	523,978
Structured repurchase agreements	85,000	90,564	85,000	90,820
Federal Home Loan Bank advances	615,863	699,945	616,111	705,493
Subordinated debentures	143,666	143,666	145,310	145,310
Forward sale commitments	-	-	852	852
Interest rate locks	189	189	-	-
Interest rate swap agreements	21,705	21,705	22,598	22,598

The fair value of cash and cash equivalents has been estimated to equal the carrying amounts due to the short-term nature of these instruments.  Therefore, cash and cash equivalents are classified within Level 1of the fair value hierarchy.

The fair value of investment securities held-to-maturity has been estimated in a similar fashion to similar securities categorized as available-for-sale.  Held-to-maturity securities include state and municipal bonds, collateralized mortgage obligations and mortgage-backed securities.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate which includes assumptions concerning prepayment rates and net credit losses.  The loan portfolio is classified within Level 3 of the fair value hierarchy.

The fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount payable on demand at the balance sheet date and therefore are classified within Level 1 of the fair value hierarchy.

The fair value for interest bearing deposits, excludes deposits with stated maturities, and is based on the average remaining term of the instruments with the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value for customer repurchase agreements and short-term borrowings has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value for structured repurchase agreements is determined based on current market rates for similar borrowings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  These instruments are classified within Level 2 of the fair value hierarchy.

Fair value for FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value is measured on an unadjusted, quoted price for the traded assets (Nasdaq: “NPBCO”) and as such is classified within Level 1 of the fair value hierarchy. Subordinated debentures that float with LIBOR are callable at any time and the fair value is estimated to equal the par amount. These instruments are classified within Level 2 of the fair value hierarchy.

12.  RETIREMENT PLANS

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year.  The Company does not expect to make a contribution in 2012 because the plan’s funding credit balance will be applied toward reducing the contribution requirement. The Company’s expected long-term rate of return on plan assets is 7.25%.

On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

Net periodic benefit costs for the three months ended March 31, 2012 and 2011 included the following components:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Service cost	$31	$30
Interest cost	574	583
Expected return on plan assets	(693)	(686)
Amortization of unrecognized net actual loss	139	73
Net periodic benefit cost	$51	$-

13.  SHARE-BASED COMPENSATION

The Company has certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively the “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of March 31, 2012, 1.4 million of these shares remain available for issuance.  The Company has 1.0 million awards expiring during the next twelve months ending March 31, 2013.

As of March 31, 2012, there was approximately $2.1 million of total unrecognized compensation cost related to unvested stock options and approximately $4.6 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within five years.

The table below summarizes activity related to share-based plans during the period:

(dollars in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
Share-based compensation expense	$943	$1,528
Cash received	359	678
Intrinsic value of options exercised	1,350	2,633

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N. A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies, used in this disclosure of operating segments, are the same as those described in the summary of significant accounting policies in the Company’s most recent Annual Report on Form 10-K.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:
	As of and for the
	Three Months Ended March 31, 2012
(dollars in thousands)	Community
	Banking	Other	Consolidated
Total assets	$8,470,050	$53,985	$8,524,035
Total deposits	5,888,383	-	5,888,383
Net interest income (expense)	65,583	(1,765)	63,818
Total non-interest income	12,087	12,154	24,241
Total non-interest expense	44,624	7,816	52,440
Net income available to common shareholders	25,039	263	25,302

	As of and for the
	Three Months Ended March 31, 2011
(dollars in thousands)	Community
	Banking	Other	Consolidated
Total assets	$8,483,313	$59,954	$8,543,267
Total deposits	5,933,016	-	5,933,016
Net interest income (expense)	68,052	(2,082)	65,970
Total non-interest income	13,765	10,419	24,184
Total non-interest expense	48,471	8,366	56,837
Net income (loss) available to common shareholders	20,370	(4,733)	15,637

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2012, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

•
Adjusted net income and return on assets exclude the effects of certain gains and losses, adjusted for taxes when applicable. Adjusted net income and returns provide methods to assess earnings performance by excluding items management believes are not comparable among the periods presented.

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

At March 31, 2012, National Penn operated 121 retail branch offices. It has 120 retail branch offices in Pennsylvania and one retail branch office in Maryland through National Penn Bank and its KNBT and Nittany Bank divisions.

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

Overview

Three months ended March 31, 2012 compared to December 31, 2011 and March 31, 2011:

(dollars in thousands, except per share data)	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
EARNINGS
Total interest income	$81,414	$83,681	$89,358
Total interest expense	17,596	19,160	23,388
Net interest income	63,818	64,521	65,970
Provision for loan and lease losses	2,000	2,000	10,000
Net interest income after provision for loan and lease losses	61,818	62,521	55,970
Net gains (losses) from fair value changes of subordinated debentures	1,645	(1,543)	(51)
Loss on debt extinguishment	-	(1,635)	-
Net gains on sales of investment securities	-	1,697	-
Other non-interest income	22,596	22,978	24,235
Corporate reorganization expense	-	2,200	-
Other non-interest expense	52,440	55,186	56,837
Income before income taxes	33,619	26,632	23,317
Income tax expense	8,317	5,889	4,537
Net income	25,302	20,743	18,780
Preferred dividends and accretion of preferred discount	-	-	(1,691)
Accelerated accretion from redemption of preferred stock	-	-	(1,452)
Net income available to common shareholders	$25,302	$20,743	$15,637

Basic earnings available to common shareholders	$0.17	$0.14	$0.10
Diluted earnings available to common shareholders	0.17	0.14	0.10
Dividends per common share	0.05	0.04	0.01

Net interest margin	3.55%	3.49%	3.58%
Efficiency ratio (1)	57.47%	59.73%	59.61%
Return on average assets	1.21%	0.97%	0.88%

Asset Quality Metrics
Allowance / total loans and leases	2.33%	2.44%	2.73%
Non-performing loans / total loans and leases	1.28%	1.29%	1.47%
Delinquent loans / total loans and leases	0.46%	0.48%	0.48%
Allowance / non-performing loans and leases	183.0%	189.1%	185.7%
Annualized net charge-offs / total average loans and leases	0.56%	0.50%	1.31%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Net income available to common shareholders increased to $25.3 million for the three months ended March 31, 2012, as compared to $15.6 million in the same period of the prior year and $20.7 million for the fourth quarter of 2011.  Improvements in net income available to common shareholders resulted from the following items:

•
Net interest income totaled $63.8 million for the first quarter of 2012 compared to $64.5 million for the fourth quarter of 2011 and $66.0 million for the first quarter of 2011. For the three months ended March 31, 2012, net interest margin improved to 3.55%, as compared to 3.49% in the fourth quarter of 2011 and declined modestly from 3.58% for the three months ended March 31, 2011. Reductions of higher-cost deposits continue to drive improvements in deposit mix and costs. For the three months ended March 31, 2012, the cost of deposits totaled 0.51%, a five basis point improvement from the fourth quarter of 2011 and a 27 basis point improvement from the prior year quarter. Additionally, total loans and leases grew modestly during the first quarter and contributed to the six basis points of net interest margin expansion.

•
During the first quarter of 2012, the Company continued to benefit from improving asset quality. The level of non-performing loans remained low while classified loans declined by 6.3% since December 31, 2011 and 21% since March 31, 2011. The improvement in asset quality resulted in an $8.0 million decrease to the provision for loan and lease losses (“provision”) which totaled $2.0 million for the three months ended March 31 2012, compared to $10.0 million for the three months ended March 31, 2011. The provision for loan and lease losses was unchanged from the fourth quarter of 2011 and allowance coverage ratios remained strong and equaled 183% of non-performing loans and leases.

•
Other non-interest income decreased modestly on a linked-quarter basis due to seasonality and volume of deposit service charges. Other non-interest income decreased from the prior year period due to earnings from unconsolidated investments of $1.7 million for the first quarter of 2011 compared to a $0.1 million loss in the current quarter.

•
Other non-interest expense continued to be well controlled in the first quarter of 2012 at $52.4 million, as compared to $55.2 in the fourth quarter of 2011 and $56.8 million in the first quarter of 2011. The decrease resulted primarily from reductions to other operating expenses and a reduction in FDIC insurance expense. The efficiency ratio was stable at 57.47% for the first quarter of 2012, as management continued to effectively manage expense levels.

Adjusted net income and returns are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets.

(dollars in thousands, except per share data)	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Adjusted net income reconciliation
Net income available to common shareholders	$25,302	$20,743	$15,637
After tax unrealized fair market value (gain) loss on subordinated debentures	(1,069)	1,003	-
Corporate reorganization expense	-	1,430	-
Accelerated accretion from redemption of preferred stock	-	-	1,452
Adjusted net income available to common shareholders	$24,233	$23,176	$17,089

Earnings per share
Net income available to common shareholders	$0.17	$0.14	$0.10
After tax unrealized fair market value (gain) loss on subordinated debentures	(0.01)	0.01	-
Corporate reorganization expense	-	0.01	-
Accelerated accretion from redemption of preferred stock	-	-	0.01
Adjusted net income available to common shareholders	$0.16	$0.16	$0.11

Average assets	$8,397,381	$8,525,271	$8,701,649
Adjusted return on average assets	1.16%	1.08%	0.80%

Adjusted net income increased $7.1 million to $24.2 million, or $0.16 per diluted share, for the first quarter of 2012 from $17.1 million, or $0.11 per diluted share, for the first quarter of 2011 and was consistent with $23.2 million, or $0.16 per diluted share, for the fourth quarter of 2011. Adjusted net income continues to increase due to asset quality improvement and expense controls. Adjusted net income excluded the effects of the following items during the periods presented:

•
Non-interest income included a gain of $1.6 million, or $1.1 million after-tax ($0.01 per diluted share) on the Company’s subordinated debentures accounted for at fair value during the first quarter of 2012 compared to a loss of $1.5 million, or $1.0 million after-tax ($0.01 per diluted share) for the fourth quarter of 2011.

•	Non-interest expense included a $2.2 million, or $1.4 million after-tax ($0.01 per diluted share), charge for corporate reorganization expense in the fourth quarter of 2011.

•	The first quarter of 2011 included accelerated accretion of $1.5 million from the repayment of TARP.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of three months ended March 31, 2012 and December 31, 2011

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	March 31, 2012	December 31, 2011

Total cash and cash equivalents	$453,179	$451,522
Investment securities and other securities	2,335,421	2,314,111
Total loans and leases	5,201,656	5,188,101
Total assets	8,524,035	8,486,281
Deposits	5,888,383	5,874,819
Borrowings	1,387,235	1,370,399
Shareholders' equity	1,200,830	1,180,687
Tangible book value per common share (1)	$6.09	$5.97
Tangible common equity / tangible assets (1)	11.25%	11.04%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 2.

Assets

Loans and Leases

The Company’s customers are affected by economic conditions. Although the economy and credit environment continue to be uncertain, the Company’s loan portfolio has demonstrated continued asset quality improvement. Proactive management of lower quality credits has helped to mitigate the continuing impact of housing market conditions and lower real estate and commercial property values. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth.

Federal Reserve economic data suggests the following trends:

·	Contacts in the Third District have reported improved overall business activity; sectors such as manufacturers, retailers and auto dealers reported slight growth year-over-year.

·
Residential real estate reported more inquiries, showings and activity, but with little increase in sales or construction. However, the inventory of existing homes is below that of last year, and there is also an expectation for sales to increase in the spring season.

·	The outlook among Third District business contacts is positive and has strengthened slightly.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31,	December 31,
	2012	2011	Increase/(decrease)
Commercial and industrial loans and leases	$2,441,904	$2,420,027	$21,877	0.9%

CRE - permanent	878,499	855,524	22,975	2.7%
CRE - construction	151,697	156,064	(4,367)	(2.8	) %
Commercial real estate	1,030,196	1,011,588	18,608	1.8%

Residential mortgages	694,809	710,322	(15,513)	(2.2	) %
Home equity lines and loans	737,316	747,558	(10,242)	(1.4	) %
All other consumer	280,522	286,390	(5,868)	(2.0	) %
Consumer loans	1,712,647	1,744,270	(31,623)	(1.8	) %

Loans and leases	$5,184,747	$5,175,885	$8,862	0.2%

Allowance for loan and lease losses	121,452	126,640	(5,188)	(4.1	) %

Loans and leases, net	$5,063,295	$5,049,245	$14,050	0.3%

Loans held-for-sale	$16,909	$12,216	$4,693	38.4%

Net loans and leases increased by $14.1 million, or 0.3%, to $5.1 billion at March 31, 2012. Emphasis on loans to commercial loan customers resulted in a $40.5 million increase during the quarter. Prepayments of consumer loans and sales of residential mortgage loans in the secondary market offset the commercial loan growth by $31.6 million during the quarter. Additionally, classified loans decreased $23.4 million, or 6.3%, and led to a decrease to the allowance for loan and lease losses to $121 million at March 31, 2012 from $127 million at December 31, 2011. Net charge-offs during the first quarter of 2012 totaled $7.2 million and the provision was $2.0 million.

The following table demonstrates select asset quality metrics for the periods presented:

(dollars in thousands)	March 31,	December 31,
	2012	2011

Non-performing loans	$66,365	$66,976
Non-performing loans to total loans and leases	1.28%	1.29%
Delinquent loans	$24,068	$24,801
Delinquent loans to total loans and leases	0.46%	0.48%
Classified loans	$347,033	$370,439
Classified loans to total loans and leases	6.67%	7.14%
Tier 1 capital and allowance	$1,126,461	$1,104,942
Classified loans to Tier 1 capital and allowance	30.81%	33.53%
Total loans and leases	$5,201,656	$5,188,101

The following table summarized the Company’s non-performing assets for the periods presented:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Non-accrual commercial and industrial loans and leases	$32,485	$31,081

Non-accrual CRE-permanent	5,156	7,403
Non-accrual CRE-construction	14,336	12,218
Total non-accrual commercial real estate loans	19,492	19,621

Non-accrual residential mortgages	4,077	4,504
Non-accrual home equity lines and loans	2,110	3,046
All other non-accrual consumer loans	1,695	3,176
Total non-accrual consumer loans	7,882	10,726

Total non-accrual loans	59,859	61,428

Restructured loans	(a) 6,506	5,548
Total non-performing loans	66,365	66,976

Other real estate owned and repossessed assets	7,647	7,716
Total non-performing assets	74,012	74,692

Loans 90+ days past due & still accruing	1,588	2,010
Total non-performing assets and loans 90+ days past due	$75,600	$76,702

Total loans and leases	$5,201,656	$5,188,101
Average total loans and leases	$5,179,220	$5,202,255
Allowance for loan and lease losses	$121,452	$126,640

Allowance for loan and lease losses to:
Non-performing assets and loans 90+ days past due	161%	165%
Non-performing loans	183%	189%
Total loans and leases	2.33%	2.44%

(a)
Restructured loans include $3.4 million of modified commercial loans and $3.1 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

The following table provides additional information for the Company’s non-accrual loans for the periods presented:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Total non-accrual loans	$59,859	$61,428

Non-accrual loans and leases with partial charge-offs	22,887	28,919
Life-to-date partial charge-offs on non-accrual loans and leases	26,619	30,284

Charge-off rate of non-accrual loans and leases	53.8%	51.2%

Specific reserves on non-accrual loans	9,911	8,162

At March 31, 2012, the Company’s non-accrual loans totaled $59.9 million and included $22.9 million of non-accrual loans which have been charged-off by 53.8% or $26.6 million. Non-accrual and non-performing loan and asset levels remain low and stable compared to total loans and leases and total assets, as non-performing loans totaled 1.28% of total loans and leases at March 31, 2012. Activity within the loan categories during the first quarter was minimal as management continues to focus on sustaining the improvements in non-performers over the past two years and also maintaining strong allowance coverage trends. Additionally, non-performing loans are included in impaired loans and leases and are evaluated individually when determining the allowance. Impaired loans had a specific reserve in the allowance of $11.1 million related to $35.5 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the collection of interest and principal is not assured but principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011 is as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2012	2011	2011

Commercial and industrial loans and leases	$1,925	$2,648	$9,319

CRE - permanent	1,933	517	3,946
CRE - construction	673	(1,337)	873
Total commercial real estate loans	2,606	(820)	4,819

Residential mortgages	560	993	1,643
Home equity lines and loans	1,855	2,429	1,158
All other consumer loans	242	1,183	155
Total consumer loans	2,657	4,605	2,956

Net loans and leases charged-off	$7,188	$6,433	$17,094

Net charge-offs (annualized) to:
Total loans and leases	0.56%	0.49%	1.32%
Average total loans and leases	0.56%	0.50%	1.31%
Allowance for loan and lease losses	23.80%	20.15%	48.49%

Net loan charge-offs have been relatively stable since the second quarter of 2011 and totaled $7.2 million, for the first three months of 2012. The fourth quarter of 2011 included higher recoveries on commercial real estate construction loans and resulted in the modest linked-quarter increase in net charge-offs. The overall improvement in net charge-offs performance is evidenced by the 58%, or $9.9 million, reduction when the first quarter of 2012 is compared to the prior year quarter. During that period, annualized net charge-offs as a percentage of average loans and leases totaled 1.31% compared to 0.56% for the first quarter of 2012.

The following table shows a roll-forward of the allowance for loan and lease losses:

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Balance at beginning of period	$126,640	$150,054
Charge-offs:
Commercial and industrial loans and leases	2,692	9,569
Commercial real estate	2,785	5,313
Consumer loans	3,245	3,871
Total charge-offs	8,722	18,753

Recoveries:
Commercial and industrial loans and leases	767	250
Commercial real estate	179	494
Consumer loans	588	915
Total recoveries	1,534	1,659
Net charge-offs	7,188	17,094
Provision charged to expense	2,000	10,000
Balance at end of period	$121,452	$142,960

The following table demonstrates the components of the allowance:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Specific reserves	$11,122	$8,909
Allocated reserves	102,214	107,288
Unallocated reserves	8,116	10,443
Total allowance for loan and lease losses	$121,452	$126,640

Overall, the allowance decreased to $121 million at March 31, 2012 and represented 2.33% of total loans and leases and 183% of non-performing loans, compared to $127 million at December 31, 2011, or 2.44% of total loans and leases and 189% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality. These improvements resulted in a provision of $2.0 million for the three months ended December 31, 2011 and March 31, 2012. Compared to the three months ended March 31, 2011, the provision decreased $8.0 million from $10.0 million.

Liabilities

At March 31, 2012, liabilities were unchanged from $7.3 billion at December 31, 2011. Total deposits, the Company’s primary source of funding, increased $13.6 million during the first three months of 2012. Non-interest bearing deposits increased as a result of the Company’s continued efforts to improve deposit mix, and manage high-cost, non-relationship based wholesale and time deposit customers. These efforts increased transaction, savings, and money market accounts to 74% of deposits at March 31, 2012 and helped to reduce the cost of deposits by five basis points to 0.51% for the three months ended March 31, 2012 compared to December 31, 2011.

(dollars in thousands)	March 31,	December 31,
	2012	2011	Increase/(decrease)
Non-interest bearing deposits	$884,025	$863,703	$20,322	2.35%
NOW accounts	1,294,591	1,293,148	1,443	0.11%
Money market accounts	1,698,427	1,686,909	11,518	0.68%
Savings	495,191	454,003	41,188	9.07%
CDs less than $100	1,089,601	1,138,908	(49,307)	(4.33	) %
CDs $100 or greater	426,548	438,148	(11,600)	(2.65	) %
Total deposits	$5,888,383	$5,874,819	$13,564	0.23%

Non-time deposits / total deposits	74%	73%

Deposit funding is supplemented by additional sources of borrowings which include customer and structured repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.4 billion at March 31, 2012, which was an increase of $16.8 million or 1.2% from December 31, 2011.

During the first quarter of 2012 borrowings changed due to the following:

•	Customer repurchase agreements totaled $543 million at March 31, 2012, an increase of $19 million from December 31, 2011.

•	The Company’s subordinated debentures accounted for at fair value decreased by $1.6 million.

Shareholders’ Equity

Shareholders’ equity totaled $1.2 billion at March 31, 2012, an increase of $20.1 million from December 31, 2011. Significant activity during the three months ended March 31, 2012 included:

•	Net income of $25.3 million,

•	Cash dividends paid to common shareholders of $7.6 million.

Results of operations for the three months ended March 31, 2012 and March 31, 2011

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the three months ended March 31, 2012 as compared to the same period in 2011.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*
	For the Three Months Ended March 31,
(dollars in thousands)	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$278,140	$133	0.19%	$508,684	$280	0.22%
U.S. Treasury	-	-	0.00%	19,963	13	0.27%
U.S. Government agencies	3,068	17	2.23%	5,097	26	2.07%
Mortgage-backed securities/collateralized mortgage obligations	1,483,300	10,277	2.79%	1,361,041	10,647	3.17%
State and municipal*	745,488	12,221	6.59%	762,305	12,926	6.88%
Other bonds and securities	86,253	665	3.10%	97,010	671	2.80%
Total investments	2,318,109	23,180	4.02%	2,245,416	24,283	4.39%

Commercial loans and leases*	3,442,272	41,872	4.89%	3,481,370	45,625	5.31%
Installment loans	1,023,543	11,728	4.61%	919,015	11,586	5.11%
Mortgage loans	713,405	9,329	5.26%	910,819	12,726	5.67%
Total loans and leases	5,179,220	62,929	4.89%	5,311,204	69,937	5.34%
Total earning assets	7,775,469	86,242	4.46%	8,065,304	94,500	4.75%
Allowance for loan and lease losses	(127,677)			(156,582)
Non-interest earning assets	749,589			792,927
Total assets	$8,397,381			$8,701,649

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$4,932,037	$7,294	0.59%	$5,136,953	$11,407	0.90%
Customer repurchase agreements	524,575	550	0.42%	546,100	712	0.53%
Structured repurchase agreements	85,000	915	4.33%	165,000	1,683	4.14%
Short-term borrowings	-	-	0.00%	6,850	-	0.00%
Federal Home Loan Bank advances	615,983	6,967	4.55%	651,208	7,217	4.49%
Subordinated debentures	145,274	1,870	5.18%	142,781	2,369	6.73%
Total interest bearing liabilities	6,302,869	17,596	1.12%	6,648,892	23,388	1.43%
Non-interest bearing deposits	852,730			813,704
Other non-interest bearing liabilities	53,398			47,973
Total liabilities	7,208,997			7,510,569
Equity	1,188,384			1,191,080
Total liabilities and equity	$8,397,381			$8,701,649
NET INTEREST INCOME/MARGIN (FTE)		68,646	3.55%		71,112	3.58%
Tax equivalent interest		4,828			5,142
Net interest income		$63,818			$65,970

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

(dollars in thousands)	Three Months Ended March 31,
	2012 compared to 2011
Increase (decrease) in:	Volume	Rate	Total
Interest Income:
Interest earning deposits at banks	$(114)	$(33)	$(147)

U.S. Treasury	(7)	(6)	(13)
U.S. Government agencies	(11)	2	(9)
Mortgage-backed securities/collateralized mortgage obligations	908	(1,278)	(370)
State and municipal	(281)	(424)	(705)
Other bonds and securities	(78)	72	(6)
Total investments	531	(1,634)	(1,103)

Commercial loans and leases	(507)	(3,246)	(3,753)
Installment loans	1,251	(1,109)	142
Mortgage loans	(2,622)	(775)	(3,397)
Total loans and leases	(1,878)	(5,130)	(7,008)
Total interest income	$(1,461)	$(6,797)	$(8,258)

Interest Expense:
Interest bearing deposits	$(439)	$(3,674)	$(4,113)
Customer repurchase agreements	(27)	(135)	(162)
Structured repurchase agreements	(857)	89	(768)
Short-term borrowings	-	-	-
Federal Home Loan Bank advances	(396)	146	(250)
Subordinated debentures	41	(540)	(499)
Total borrowed funds	(1,239)	(440)	(1,679)
Total interest expense	(1,678)	(4,114)	(5,792)
Increase (decrease) in net interest income	$217	$(2,683)	$(2,466)

Interest rates remain at historically low levels and continue to pressure asset yields as investments and loans mature and are replaced. Management initiatives to maintain net interest income and margin have resulted in reductions to average earning assets. However, purchases of additional investment securities during 2011 increased average security balances, while modest loan growth for the first quarter of 2012 stabilized the average loan trends experienced during 2011. The reduction of average earning assets to $7.8 billion was primarily due to reduced cash and equivalents resulting from management’s focus on improving deposit mix by managing high-cost, non-relationship based wholesale and time deposit customers. At March 31, 2012, transaction, savings and money market accounts comprised 74% of deposits compared to 69% at March 31, 2011, and time deposits declined $341 million to $1.5 billion at March 31, 2012 from the same period of 2011. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 27 basis points to 0.51% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest expense decreased by 24.8%, or $5.8 million, and totaled $17.6 million for the three months ended March 31, 2012. The reduction in interest expense mitigated the effect of decreasing asset yields. However, managed reductions to earning assets resulted in a 8.9%, or $7.9 million, decrease to interest income ($8.3 million on a FTE basis), which totaled $81.4 million for the three months ended March 31, 2012. Net interest income for the three months ended March 31, 2012, was $63.8 million, a decrease of $2.2 million, or 3.3%, compared to $66.0 million for the three months ended March 31, 2011. The net interest margin for the three months ended March 31, 2012 declined modestly by 3 basis points to 3.55% from 3.58% in the prior year period.

Provision for Loan and Lease Losses

The provision for loan and lease losses totaled $2.0 million for the three months ended March 31, 2012, compared to $10.0 million for the same period in 2011. The reduction to the provision was due to a $9.9 million reduction of net charge-offs which totaled $7.2 million, or 0.56% of average loans, compared to $17.1 million, or 1.31% of average loans in the prior year quarter. Continued declines of classified loans reduced the allowance to $121 million at March 31, 2012. Despite the reduction to the allowance and provision, the allowance as a percentage of non-performing loans remained strong at 183% at March 31, 2012, and the allowance to total loans and leases totaled 2.33%. For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Three Months Ended
	March 31,
NON-INTEREST INCOME	2012	2011	Increase (Decrease)
Wealth management income	$6,161	$5,924	$237	4.00%
Service charges on deposit accounts	3,823	4,664	(841)	(18.03	) %
Insurance commissions and fees	3,296	3,221	75	2.33%
Cash management and electronic banking fees	4,420	4,371	49	1.12%
Mortgage banking income	1,335	1,080	255	23.61%
Bank owned life insurance income	1,209	1,220	(11)	(0.90	) %
(Losses) earnings of unconsolidated investments	(74)	1,700	(1,774)	NM
Other operating income	2,426	2,055	371	18.05%
Net gains (losses) from fair value changes of subordinated debentures	1,645	(51)	1,696	NM
Total non-interest income	$24,241	$24,184	$57	0.24%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the three months ended March 31, 2012 and 2011 totaled $24.2 million and its components changed primarily due to the following items:

Increases:

•	The gain on the Company’s subordinated debentures (Nasdaq: “NPBCO”) accounted for at fair value increased non-interest income by $1.6 million in 2012 compared to a loss of $0.1 million in 2011.

Decreases:

•	Service charges on deposit accounts decreased $0.8 million due to declines in overdraft volume and the impact of regulatory changes affecting electronic customer transactions.

•
The three months ended March 31, 2011 included $1.7 million of earnings from unconsolidated mezzanine debt fund investments compared to a loss of $0.1 million for the three months ended March 31, 2012, as the timing of the fund activities and “exits” vary.

Non-Interest Expense

(dollars in thousands)	Three Months Ended
	March 31,
NON-INTEREST EXPENSE	2012	2011	Increase (Decrease)
Salaries, wages and employee benefits	$31,381	$31,449	$(68)	(0.22	) %
Premises and equipment	6,853	7,272	(419)	(5.76	) %
FDIC insurance	1,264	3,457	(2,193)	(63.44	) %
Other operating expenses	12,942	14,659	(1,717)	(11.71	) %
Total non-interest expense	$52,440	$56,837	$(4,397)	(7.74	) %

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)

	Three Months Ended
	March 31,
Efficiency Ratio Calculation	2012	2011
Non-interest expense	$52,440	$56,837

Net interest income (taxable equivalent)	$68,645	$71,112

Non-interest income	24,241	24,184
Less:
Net gains (losses) from fair value changes on subordinated debentures	1,645	(51)
Adjusted revenue	$91,241	$95,347

Efficiency Ratio	57.47%	59.61%

(1)	Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Continued focus on expense controls reduced expenses overall as demonstrated by the efficiency ratio of 57.47% for the first quarter of 2012. Non-interest expense totaled $52.4 million, a $4.4 million decrease for the three months ended March 31, 2012 when compared to the same period in the prior year. FDIC insurance decreased $2.2 million compared to the three months ended March 31, 2011, due to a change to the assessment framework and the improving risk profile of the Company, and other operating expenses remain well controlled and benefitted from unseasonably mild weather.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $8.3 million compared to $4.5 million for the three months ended March 31, 2011. During the first three months of 2012, pre-tax income increased while tax-free income and other permanent items remained stable resulting in an effective tax rate of 24.7%. The Company’s net deferred tax asset (“DTA”) decreased to $58.3 million at March 31, 2012, primarily from the reduction of the allowance for loan and lease losses, fair value changes and seasonal changes in accrued expenses.

Each quarter, the Company evaluates the realizability of the DTA. As of March 31, 2012, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Since December 31, 2011, the Company has continued to demonstrate increased profitability and performance in line with management projections. Therefore, management believes that the DTA continues to be realizable and will be fully utilized as planned.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2012:

		Payments Due by Period:
			After one	After three
(dollars in thousands)		One Year	year to	years to	More than
	Total	or less	three years	five years	5 Years
Maturities of time deposits	$1,516,149	$876,504	$475,008	$164,095	$542
Structured repurchase agreements	85,000	35,000	50,000	-	-
Federal Home Loan Bank advances	615,863	95,000	59,500	54,750	406,613
Subordinated debentures	143,666	-	-	-	143,666
Minimum annual rentals on non-cancelable operating leases	41,811	6,584	10,664	8,278	16,285
Total	$2,402,489	$1,013,088	$595,172	$227,123	$567,106

The Company does not presently have any commitments for significant capital expenditures.

The Company’s primary source of liquidity is deposits obtained from retail, business and institutional banking customers. The Company supplements liquidity with a mix of wholesale funding.   The Company’s wholesale sources of funds and levels of liquidity include:

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

As measured using the consolidated statement of cash flows, the Company generated $1.7 million of net cash and equivalents for the three months ended March 31, 2012, compared to $197 million of net cash used for the three months ended March 31, 2011. Operating activities also generated $14.9 million of net cash for the three months ended March 31, 2012 compared to $27.7 million for the three months ended March 31, 2011.  During the three months ended March 31, 2012, cash was generated from the following additional sources:

Investing activities

•	$94.3 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$84.4 million increase in core deposits
•	$18.7 million increase in customer repurchase agreements

Cash was deployed during the first three months of 2012, in the following ways:

Financing activities

•	$70.8 million reduction in certificates of deposit
•	$7.6 million of cash dividends paid to common shareholders

Investing activities

•	$117 million of investment security purchases
•	$17.5 million net increase in loans and leases

Capital

At March 31, 2012, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
The Company	12.53%	12.00%	17.46%	17.12%	18.72%	18.38%
National Penn Bank	10.39%	11.03%	14.61%	15.91%	15.87%	17.17%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

National Penn and National Penn Bank exclude from regulatory capital a portion of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of the deferred tax asset.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2012:

			After one	After three
(dollars in thousands)		Less than	year to	years to	More than
	Total	one year	three years	five years	five years
Loan commitments	$1,484,073	$691,496	$217,073	$90,094	$485,410
Letters of credit	148,834	133,297	15,451	86	-
Total	$1,632,907	$824,793	$232,524	$90,180	$485,410

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at March 31, 2012.

The Company may be required to utilize cash or other financial instruments on its balance sheet, if called upon, to perform according to the contractual terms of the commitments.  The contract or notional amounts of the instruments reflect the extent of involvement the Company has for each class.

The Company uses derivative instruments for management of interest rate sensitivity.  The asset/liability management committee approves the use of derivatives in balance sheet hedging.  The derivatives employed by the Company may include forward sales of mortgage commitments, as well as fair value and cash flow hedges.  The Company does not use any of these instruments for trading purposes.  For details of derivatives, refer to Footnote 10 to the consolidated financial statements.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	March 31,
(in basis points)	2012	2011
+ 300	6.23%	6.88%
+ 200	4.06%	4.42%
+ 100	1.82%	1.93%
- 100	N/A*	N/A*

* Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3.82% and 0.31% based upon net interest income for March 31, 2012 and 2011, respectively.

As measured by the net interest income analysis, the Company reflects an asset sensitive risk profile and would benefit over the next twelve months by an increase in interest rates.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information presented in the Liquidity, Commitments, Capital and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

Item 4.  Controls and Procedures

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

As of March 31, 2012, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

During the first quarter of 2012, all claims against National Penn were dismissed in the case filed against multiple defendants by Reynaldo Reyes, a putative class action lawsuit alleging the defendants were part of a fraudulent telemarketing scheme, in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:10-cv-00345).

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

National Penn's investment portfolio includes approximately $42 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of March 31, 2012. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At March 31, 2012, National Penn had approximately $258 million recorded as goodwill.  National Penn tests its goodwill for impairment at least annually as of June 30th.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 152 million shares were outstanding as of March 31, 2012, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of March 31, 2012, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval.  However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In April 2012, National Penn’s Board of Directors approved a second quarter 2012 cash dividend of $0.07 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

•
National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons; National Penn’s cost saving strategies, increased governmental oversight or otherwise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by National Penn of its common stock at any time during the quarter ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

10.1	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2012, as filed on January 27, 2012.)

10.2	Amendatory Agreement dated as of May 7, 2012, between National Penn Bank and Donald P. Worthington.*/**

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Executive Incentive Plan – 2012 Performance Goals and Award Schedule (Incorporated by reference to National Penn’s Report on Form 8-K dated January 23,2012, as filed on January 27, 2012.)

101.INS XBRL	Instance Document **

101.SCH XBRL	Taxonomy Extension Schema Document **

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB XBRL	Taxonomy Extension Label Linkbase Document **

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

  * Denotes a compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 9, 2012	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	May 9, 2012	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer