Form 10-Q
period 2012-06-30
NATIONAL PENN BANCSHARES INC
filed 2012-08-03
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, no stated par value	150,276,575 shares

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$115,564	$129,637
Interest-earning deposits with banks	221,419	321,885
Total cash and cash equivalents	336,983	451,522

Investment securities available-for-sale, at fair value	1,769,359	1,747,019
Investment securities held-to-maturity
(Fair value $515,765 and $528,598 for 2012 and 2011, respectively)	481,341	496,574
Other securities	66,194	70,518
Loans held-for-sale	16,908	12,216
Loans and leases, net of allowance for loan and lease losses of $116,650 and $126,640 for 2012 and 2011, respectively	5,077,209	5,049,245
Premises and equipment, net	96,566	96,198
Accrued interest receivable	30,511	30,991
Bank owned life insurance	140,747	138,274
Other real estate owned and other repossessed assets	7,201	7,716
Goodwill	258,279	258,279
Other intangible assets, net	13,085	15,770
Unconsolidated investments	10,109	12,173
Other assets	91,372	99,786
TOTAL ASSETS	$8,395,864	$8,486,281

LIABILITIES
Non-interest bearing deposits	$903,766	$863,703
Interest bearing deposits	4,941,777	5,011,116
Total deposits	5,845,543	5,874,819

Customer repurchase agreements	533,389	523,978
Structured repurchase agreements	85,000	85,000
Federal Home Loan Bank advances	535,613	616,111
Subordinated debentures	144,475	145,310
Accrued interest payable and other liabilities	52,084	60,376
TOTAL LIABILITIES	7,196,104	7,305,594

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued and outstanding: June 30, 2012 - 150,258,232; December 31, 2011 - 151,883,036; net of
shares in Treasury: June 30, 2012 - 2,105,994; December 31, 2011 - 0	1,386,177	1,383,082
Accumulated deficit	(193,715)	(223,189)
Accumulated other comprehensive income	25,435	20,794
Treasury stock	(18,137)	-
TOTAL SHAREHOLDERS' EQUITY	1,199,760	1,180,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,395,864	$8,486,281

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans and leases, including fees	$61,116	$67,553	$123,407	$136,781
Investment securities
Taxable	10,941	11,552	22,150	22,909
Tax-exempt	7,636	8,401	15,417	16,894
Deposits with banks	203	234	336	514
Total interest income	79,896	87,740	161,310	177,098
INTEREST EXPENSE
Deposits	6,879	10,974	14,173	22,381
Customer repurchase agreements	545	645	1,095	1,357
Structured repurchase agreements	915	1,701	1,830	3,384
Federal Home Loan Bank advances	6,501	7,039	13,468	14,256
Subordinated debentures	1,857	2,386	3,727	4,755
Total interest expense	16,697	22,745	34,293	46,133
Net interest income	63,199	64,995	127,017	130,965
Provision for loan and lease losses	2,000	3,000	4,000	13,000
Net interest income after provision for loan and lease losses	61,199	61,995	123,017	117,965
NON-INTEREST INCOME
Wealth management	6,005	5,856	12,166	11,780
Service charges on deposit accounts	3,753	4,616	7,576	9,280
Insurance commissions and fees	3,211	3,520	6,507	6,741
Cash management and electronic banking fees	4,707	4,645	9,127	9,016
Mortgage banking	1,511	1,014	2,846	2,094
Bank owned life insurance	1,255	1,233	2,464	2,453
Earnings of unconsolidated investments	108	116	34	1,816
Other operating income	993	1,818	3,419	3,873
Net (losses) gains from fair value changes on subordinated debentures	(810)	(430)	835	(481)
Net losses on sales of investment securities	(123)	-	(123)	-
Impairment losses on investment securities:
Impairment related losses on investment securities	(154)	-	(154)	-
Non credit-related losses on securities not expected to be sold
recognized in other comprehensive loss before tax	-	-	-	-
Net impairment losses on investment securities	(154)	-	(154)	-
Total non-interest income	20,456	22,388	44,697	46,572

NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,234	30,408	62,615	61,857
Premises and equipment	7,349	6,787	14,202	14,059
FDIC insurance	1,211	2,726	2,475	6,183
Other operating expenses	12,475	14,200	25,417	28,859
Total non-interest expense	52,269	54,121	104,709	110,958
Income before income taxes	29,386	30,262	63,005	53,579
Income tax expense	6,938	7,054	15,255	11,591
NET INCOME	22,448	23,208	47,750	41,988
Preferred dividends and accretion of preferred discount	-	-	-	(1,691)
Accelerated accretion from redemption of preferred stock	-	-	-	(1,452)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$22,448	$23,208	$47,750	$38,845
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.15	$0.15	$0.31	$0.26
Diluted earnings available to common shareholders	$0.15	$0.15	$0.31	$0.26
Dividends paid in cash	$0.07	$0.01	$0.12	$0.02

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before		Net of	Before		Net of
(dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount

Net income	$29,386	$6,938	$22,448	$30,262	$7,054	$23,208

Unrealized gains on investment securities	5,792	2,027	3,765	20,012	7,004	13,008
Unrealized gains on cash flow hedges	-	-	-	528	-	528
Other comprehensive income	5,792	2,027	3,765	20,540	7,004	13,536

Total comprehensive income	$35,178	$8,965	$26,213	$50,802	$14,058	$36,744

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before		Net of	Before		Net of
(dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount

Net income	$63,005	$15,255	$47,750	$53,579	$11,591	$41,988

Unrealized gains on investment securities	7,140	2,499	4,641	31,245	10,936	20,309
Unrealized gains on cash flow hedges	-	-	-	1,045	-	1,045
Other comprehensive income	7,140	2,499	4,641	32,290	10,936	21,354

Total comprehensive income	$70,145	$17,754	$52,391	$85,869	$22,527	$63,342

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except share data)				Other
	Common		Accumulated	Comprehensive	Treasury
	Shares	Value	Deficit	Income	Stock	Total
Balance at December 31, 2011	151,883,036	$1,383,082	$(223,189)	$20,794	$-	$1,180,687
Comprehensive income:
Net income			47,750			47,750
Other comprehensive income, net of taxes				4,641		4,641
Total comprehensive income						52,391

Cash dividends declared common			(18,276)			(18,276)
Shares issued under share-based plans,
net of excess tax benefits	532,698	3,095			465	3,560
Treasury stock purchased	(2,157,502)				(18,602)	(18,602)

Balance at June 30, 2012	150,258,232	$1,386,177	$(193,715)	$25,435	$(18,137)	$1,199,760

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,750	$41,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,000	13,000
Depreciation and amortization	7,038	8,242
Amortization of premiums and discounts on investment securities, net	1,767	948
Net losses from sales of investment securities	123	-
Impairment of investment securities	154	-
(Decrease) increase in fair value of subordinated debentures	(835)	481
Bank owned life insurance policy income	(2,464)	(2,453)
Share-based compensation expense	2,044	2,182
Unconsolidated investment distributions (gains)	2,064	(845)
Loans originated for resale	(93,357)	(59,960)
Proceeds from sale of loans	90,819	65,332
Gain on sale of loans, net	(2,153)	(1,439)
Losses (gains) on sale of other real estate owned, net	120	(7)
Changes in assets and liabilities:
Decrease in accrued interest receivable	480	1,967
Decrease in accrued interest payable	(3,352)	(4,260)
Decrease in other assets	7,037	14,024
Decrease in other liabilities	(4,940)	(10,915)
Net cash provided by operating activities	56,295	68,285
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	15,002	28,087
Proceeds from maturities and repayments of investment securities available-for-sale	179,621	150,289
Proceeds from sale of investments available-for-sale	850	-
Purchase of investment securities available-for-sale	(197,484)	(184,263)
Proceeds from sale of other securities	4,324	-
Proceeds from sale of loans previously held for investment	1,883	2,764
Net (increase) decrease in loans and leases	(35,686)	114,157
Purchases of premises and equipment	(5,064)	(2,064)
Proceeds from the sale of other real estate owned	1,332	375
Net cash (used in) provided by investing activities	(35,222)	109,345
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in core deposits	62,989	(378)
Net decrease in certificates of deposit	(92,265)	(114,634)
Net increase in customer repurchase agreements	9,411	4,173
Decrease in short-term borrowings	-	(3,610)
Repayments of FHLB advances and structured repurchase agreements	(80,154)	(75,963)
Proceeds from shares issued - share-based plans	393	1,132
Excess tax benefit - share-based plans	(166)	(221)
Issuance of shares - share-based plans	1,058	548
Issuance of common stock in private placement	-	84,543
Purchase of treasury stock	(18,602)	-
Cash dividends, common	(18,276)	(3,031)
Repayment of Series B Preferred stock	-	(150,000)
Repurchase of common stock warrant	-	(1,000)
Cash dividends, preferred	-	(2,521)
Net cash used in financing activities	(135,612)	(260,962)
Net decrease in cash and cash equivalents	(114,539)	(83,332)
Cash and cash equivalents at beginning of year	451,522	702,382
Cash and cash equivalents at end of period	$336,983	$619,050

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2012	2011
Interest	$37,645	$50,393
Income taxes	8,614	13,703

The Company’s investing and financing activities that affected assets or liabilities but did not result in cash receipts or cash payments were as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2012	2011
Transfers of loans to other real estate (a)	$1,839	$1,798
Other than temporary impairment on investment securities	154	-

(a)	$2.3 million and $0.9 million of OREO was disposed of during the periods ending June 30, 2012 and 2011, respectively.

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

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2012	2011	2012	2011
Income for EPS:
Net income available to common shareholders	$22,448	$23,208	$47,750	$38,845

Calculation of shares:
Weighted average basic shares	151,732,402	151,601,052	151,915,974	151,034,207
Dilutive effect of:
Share-based compensation	279,593	234,350	286,181	269,390
Warrants		-		-
Weighted average fully diluted shares	152,011,995	151,835,402	152,202,155	151,303,597

Earnings per common share:
Basic	$0.15	$0.15	$0.31	$0.26
Diluted	$0.15	$0.15	$0.31	$0.26

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	4,802,182	3,494,093	4,802,182	3,354,531
Exercise price
Low	$7.07	$5.85	$7.07	$5.85
High	$21.49	$21.49	$21.49	$21.49

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-Sale
U.S. Government agencies	$2,998	$47	$-	$3,045
State and municipal bonds	297,375	16,961	(2,173)	312,163
Agency mortgage-backed securities/
collateralized mortgage obligations	1,381,364	46,747	(128)	1,427,983
Non-agency collateralized mortgage obligations	11,566	324	(17)	11,873
Corporate securities and other	10,006	414	(888)	9,532
Marketable equity securities	3,594	1,205	(36)	4,763
Total	$1,706,903	$65,698	$(3,242)	$1,769,359

Held-to-Maturity
State and municipal bonds	$417,611	$31,265	$(202)	$448,674
Agency mortgage-backed securities/
collateralized mortgage obligations	63,160	3,356	-	66,516
Non-agency collateralized mortgage obligations	570	5	-	575
Total	$481,341	$34,626	$(202)	$515,765

(dollars in thousands)	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-Sale
U.S. Government agencies	$2,997	$75	$-	$3,072
State and municipal bonds	313,607	15,588	(3,573)	325,622
Agency mortgage-backed securities/
collateralized mortgage obligations	1,344,442	43,230	(56)	1,387,616
Non-agency collateralized mortgage obligations	14,887	292	(63)	15,116
Corporate securities and other	12,023	486	(1,320)	11,189
Marketable equity securities	3,749	758	(103)	4,404
Total	$1,691,705	$60,429	$(5,115)	$1,747,019

Held-to-Maturity
State and municipal bonds	$421,046	$29,284	$(482)	$449,848
Agency mortgage-backed securities/
collateralized mortgage obligations	74,714	3,197	-	77,911
Non-agency collateralized mortgage obligations	814	25	-	839
Total	$496,574	$32,506	$(482)	$528,598

Gains and losses from sales of investment securities are as follows:

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Gains	$-	$-	$-	$-
Losses	(123)	-	(123)	-
Net losses from sales of investment securities	$(123)	$-	$(123)	$-

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, respectively.

June 30, 2012
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	62	$20,502	$(234)	$25,845	$(2,141)	$46,347	$(2,375)
Agency mortgage-backed securities/
collateralized mortgage obligations	8	50,519	(128)	-	-	50,519	(128)
Non-agency collateralized mortgage obligations	3	743	(17)	-	-	743	(17)
Corporate securities and other	7	4,504	(854)	970	(34)	5,474	(888)
Total debt securities	80	76,268	(1,233)	26,815	(2,175)	103,083	(3,408)
Marketable equity securities	4	643	(36)	-	-	643	(36)
Total	84	$76,911	$(1,269)	$26,815	$(2,175)	$103,726	$(3,444)

December 31, 2011
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	92	$3,263	$(33)	$55,715	$(4,022)	$58,978	$(4,055)
Agency mortgage-backed securities/
collateralized mortgage obligations	4	23,226	(56)	-	-	23,226	(56)
Non-agency collateralized mortgage obligations	3	-	-	742	(63)	742	(63)
Corporate securities and other	9	4,461	(909)	2,576	(411)	7,037	(1,320)
Total debt securities	108	30,950	(998)	59,033	(4,496)	89,983	(5,494)
Marketable equity securities	5	588	(103)	-	-	588	(103)
Total	113	$31,538	$(1,101)	$59,033	$(4,496)	$90,571	$(5,597)

Investment securities were pledged as collateral for the following:

(dollars in thousands)	June 30,	December 31,
	2012	2011
Deposits	$797,957	$808,873
Repurchase agreements	714,034	688,924
Other	28,155	43,145
Total	$1,540,146	$1,540,942

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2012 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,971	$1,981	$-	$-
Due after one through five years	31,931	34,301	-	-
Due after five through ten years	150,451	161,226	54,571	57,619
Due after ten years	1,518,956	1,567,088	426,770	458,146
Marketable equity securities	3,594	4,763	-	-
Total	$1,706,903	$1,769,359	$481,341	$515,765

Evaluation of Impairment of Securities

The company recorded $0.2 million of other-than-temporary impairment losses on an equity security for the three and six months ended June 30, 2012, and there were no amounts recorded during the year ended December 31, 2011.

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

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At June 30, 2012, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities and 30% were essential purpose revenue bonds.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider the securities with unrealized losses for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $66.2 million and $70.5 million as of June 30, 2012 and December 31, 2011, respectively. The balance includes FHLB of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since fair value is not readily determinable. The Company evaluates them for impairment each reporting period and has concluded the carrying value of these securities is not impaired. The Company will continue to monitor these investments for impairment each reporting period. During the first six months of 2012, the FHLB of Pittsburgh repurchased $4.3 million of its capital stock from the Company at par/cost.

4.  LOANS

The following table presents loan and lease classifications:

June 30, 2012	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,206,341	$84,553	$142,194	$33,984	$2,467,072

CRE - permanent	789,882	24,808	53,483	6,397	874,570
CRE - construction	88,071	6,460	39,261	6,959	140,751
Commercial real estate	877,953	31,268	92,744	13,356	1,015,321

Residential mortgages	687,164	-	854	6,959	694,977
Home equity lines and loans	740,000	-	1,015	2,967	743,982
All other consumer	262,935	2,103	5,716	1,753	272,507
Consumer loans	1,690,099	2,103	7,585	11,679	1,711,466

Loans and leases	$4,774,393	$117,924	$242,523	$59,019	$5,193,859

December 31, 2011	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total

Commercial and industrial loans and leases	$2,113,637	$75,988	$199,262	$31,140	$2,420,027

CRE - permanent	746,741	42,259	56,663	9,861	855,524
CRE - construction	89,085	14,140	40,622	12,217	156,064
Commercial real estate	835,826	56,399	97,285	22,078	1,011,588

Residential mortgages	703,150	-	-	7,172	710,322
Home equity lines and loans	743,356	-	-	4,202	747,558
All other consumer	274,271	2,819	4,906	4,394	286,390
Consumer loans	1,720,777	2,819	4,906	15,768	1,744,270

Loans and leases	$4,670,240	$135,206	$301,453	$68,986	$5,175,885

The following table presents the details for past due loans and leases:

June 30, 2012	30-59 Days Past Due and Still	60-89 Days Past Due and Still	90 Days or More Past Due and Still	Total Past Due and Still	Accruing Current	Non-Accrual	Total Loan
(dollars in thousands)	Accruing	Accruing	Accruing (1)	Accruing	Balances	Balances (2)	Balances

Commercial and industrial loans and leases	$2,660	$349	$48	$3,057	$2,430,031	$33,984	$2,467,072

CRE - permanent	424	1,050	218	1,692	869,879	2,999	874,570
CRE - construction	912	-	-	912	132,880	6,959	140,751
Commercial real estate	1,336	1,050	218	2,604	1,002,759	9,958	1,015,321

Residential mortgages	5,416	1,719	854	7,989	682,687	4,301	694,977
Home equity lines and loans	3,737	1,329	1,014	6,080	735,347	2,555	743,982
All other consumer	2,332	790	1,292	4,414	266,340	1,753	272,507
Consumer loans	11,485	3,838	3,160	18,483	1,684,374	8,609	1,711,466

Loans and leases	$15,481	$5,237	$3,426	$24,144	$5,117,164	$52,551	$5,193,859

Percent of loans and leases	0.30%	0.10%	0.07%	0.46%		1.01%

December 31, 2011	30-59 Days Past Due and Still	60-89 Days Past Due and Still	90 Days or More Past Due and Still	Total Past Due and Still	Accruing Current	Non-Accrual	Total Loan
(dollars in thousands)	Accruing	Accruing	Accruing (1)	Accruing	Balances	Balances (2)	Balances

Commercial and industrial loans and leases	$8,113	$2,253	$59	$10,425	$2,378,521	$31,081	$2,420,027

CRE - permanent	724	209	-	933	847,188	7,403	855,524
CRE - construction	1,324	389	-	1,713	142,133	12,218	156,064
Commercial real estate	2,048	598	-	2,646	989,321	19,621	1,011,588

Residential mortgages	2,209	603	4	2,816	703,002	4,504	710,322
Home equity lines and loans	2,953	756	728	4,437	740,075	3,046	747,558
All other consumer	2,325	933	1,219	4,477	278,737	3,176	286,390
Consumer loans	7,487	2,292	1,951	11,730	1,721,814	10,726	1,744,270

Loans and leases	$17,648	$5,143	$2,010	$24,801	$5,089,656	$61,428	$5,175,885

Percent of loans and leases	0.34%	0.10%	0.04%	0.48%		1.19%

(1) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(2) At June 30, 2012, non-accrual balances included troubled debt restructurings of $7.0 million commercial real estate and $11.6 million of commercial and industrial loans. At December 31, 2011, non-accrual balances included troubled debt restructurings of $8.6 million commercial real estate and $11.2 million of commercial and industrial loans.

Changes in the allowance for loan and lease losses by loan portfolio are as follows:

June 30, 2012
Three Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$54,887	$40,016	$18,433	$8,116	$121,452
Charge-offs	(5,443)	(928)	(1,536)	-	(7,907)
Recoveries	247	481	377	-	1,105
Provision	(160)	(4,352)	3,220	3,292	2,000
Ending balance	$49,531	$35,217	$20,494	$11,408	$116,650

Six Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(8,135)	(3,713)	(4,781)	-	(16,629)
Recoveries	1,014	660	965	-	2,639
Provision	837	(2,452)	4,650	965	4,000
Ending balance	$49,531	$35,217	$20,494	$11,408	$116,650
Allowance for loan and lease losses:
Individually evaluated for impairment	$3,823	$1,307	$1,110	$-	$6,240
Collectively evaluated for impairment	45,708	33,910	19,384	11,408	110,410
Total allowance for loan and lease losses	$49,531	$35,217	$20,494	$11,408	$116,650
Loans and leases:
Individually evaluated for impairment	$33,984	$15,766	$11,679	$-	$61,429
Collectively evaluated for impairment	2,433,088	999,555	1,699,787	-	5,132,430
Loans and leases	$2,467,072	$1,015,321	$1,711,466	$-	$5,193,859

(1)	Commercial includes all C&I loans, including those secured by real estate, and capital leases.
(2)	CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(3)
Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

Changes in the allowance for loan and lease losses by loan portfolio are as follows:

June 30, 2011
Three Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$65,791	$48,911	$20,118	$8,140	$142,960
Charge-offs	(5,430)	(2,358)	(2,724)	-	(10,512)
Recoveries	364	288	1,809	-	2,461
Provision	3,178	(2,299)	(794)	2,915	3,000
Ending balance	$63,903	$44,542	$18,409	$11,055	$137,909

Six Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(14,999)	(7,671)	(6,595)	-	(29,265)
Recoveries	614	782	2,724	-	4,120
Provision	8,633	254	1,383	2,730	13,000
Ending balance	$63,903	$44,542	$18,409	$11,055	$137,909
Allowance for loan and lease losses:
Individually evaluated for impairment	$4,186	$2,737	$302	$-	$7,225
Collectively evaluated for impairment	59,717	41,805	18,107	11,055	130,684
Total allowance for loan and lease losses	$63,903	$44,542	$18,409	$11,055	$137,909
Loans and leases:
Individually evaluated for impairment	$31,275	$30,219	$10,122	$-	$71,616
Collectively evaluated for impairment	2,377,666	959,408	1,770,236	-	5,107,310
Loans and leases	$2,408,941	$989,627	$1,780,358	$-	$5,178,926

(1)	Commercial includes all C&I loans, including those secured by real estate, and capital leases.
(2)	CRE is defined here as loans secured by non-owner-occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(3)
Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Impaired loan and lease details are as follows:

June 30, 2012
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$8,492	$25,492	$33,984	$5,774	$39,758	$3,823	$31,981

CRE - permanent	1,659	7,148	8,807	5,721	14,528	136	10,810
CRE - construction	6,246	713	6,959	8,183	15,142	1,171	12,252
Commercial real estate	7,905	7,861	15,766	13,904	29,670	1,307	23,062

Residential mortgages	2,629	4,330	6,959	271	7,230	617	7,011
Home equity lines and loans	755	2,212	2,967	2,383	5,350	493	3,054
All other consumer	-	1,753	1,753	61	1,814	-	2,223
Consumer loans	3,384	8,295	11,679	2,715	14,394	1,110	12,288

Total	$19,781	$41,648	$61,429	$22,393	$83,822	$6,240	$67,331

December 31, 2011
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$13,363	$17,718	$31,081	$5,992	$37,073	$4,003	$31,845

CRE - permanent	2,285	7,575	9,860	6,586	16,446	1,160	14,079
CRE - construction	8,698	3,519	12,217	14,711	26,928	1,972	15,560
Commercial real estate	10,983	11,094	22,077	21,297	43,374	3,132	29,639

Residential mortgages	2,698	4,470	7,168	560	7,728	662	6,479
Home equity lines and loans	1,374	2,100	3,474	1,919	5,393	1,112	2,244
All other consumer	-	3,176	3,176	516	3,692	-	2,025
Consumer loans	4,072	9,746	13,818	2,995	16,813	1,774	10,748

Total	$28,418	$38,558	$66,976	$30,284	$97,260	$8,909	$72,232

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Gross interest due on impaired loans	$1,237	$1,523	$2,517	$3,671
Interest (received) reversed on impaired loans	(79)	6	(99)	(504)
Net impact of impaired loans on interest income	$1,158	$1,529	$2,418	$3,167

Average recorded investment in impaired loans	$65,349	$73,405	$67,331	$77,684

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	June 30,	December 31,
	2012	2011
CRE - permanent	$3,398	$2,456
Residential mortgages	2,658	2,664
Home equity lines and loans	412	428
Total restructured loans	$6,468	$5,548

Undrawn commitments to lend on restructured loans	$-	$-

5.  DEPOSITS

(dollars in thousands)	June 30, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
NOW accounts	$1,317,399	0.15%	$1,293,148	0.17%
Money market accounts	1,641,947	0.37%	1,686,909	0.44%
Savings	497,640	0.12%	454,003	0.15%
CDs less than $100	1,063,688	1.28%	1,138,908	1.43%
CDs $100 or greater	421,103	1.22%	438,148	1.22%
Total interest bearing deposits	4,941,777	0.55%	5,011,116	0.65%
Non-interest bearing deposits	903,766	-	863,703	-
Total deposits	$5,845,543	0.47%	$5,874,819	0.56%

(a) Cost represents interest incurred during the respective quarter.

At June 30, 2012, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	2012	$551,961
	2013	470,475
	2014	247,399
	2015	78,442
	2016	92,975
	Thereafter	43,539
	Total	$1,484,791

6.  BORROWINGS

(dollars in thousands)	June 30, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
Customer repurchase agreements	$533,389	0.42%	$523,978	0.43%
Structured repurchase agreements	85,000	4.33%	85,000	4.05%
Federal Home Loan Bank advances	535,613	4.54%	616,111	4.50%
Subordinated debentures accounted for at fair value	67,154	7.85%	67,989	7.85%
Subordinated debentures accounted for at amortized cost	77,321	3.00%	77,321	3.84%	(b)
Total borrowings and other debt obligations	$1,298,477	2.97%	$1,370,399	3.07%

(a) Cost represents interest incurred during the respective quarter.
(b) The cost includes the impact of the interest rate swaps until their expiration in the fourth quarter of 2011.

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At June 30, 2012, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the ultimate loss upon resolution by the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	June 30,	December 31,
	2012	2011
Unrealized gains on investment securities	$40,596	$35,955
Pension	(15,161)	(15,161)
Total accumulated other comprehensive income	$25,435	$20,794

9.   EQUITY

On July 25, 2012, National Penn announced an increase to the third quarter cash dividend to nine cents per share from seven cents per share in the second quarter of 2012.

Additionally, the Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn’s common stock throughout 2012, which represents approximately five percent (5%) of the outstanding shares. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans. As of June 30, 2012, the Company repurchased 2.2 million shares for $18.6 million.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial instruments whose contract amounts represent credit risk:
	As of:
(dollars in thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$1,530,509	$1,452,348
Commitments to fund mortgages	43,591	27,067
Commitments to sell mortgages to investors	60,499	39,283
Letters of credit	145,137	157,240

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

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

(dollars in thousands)
		Notional			Receive	Pay	Life
June 30, 2012	Positions	Amount	Asset	Liability	Rate	Rate	(Years)

Receive fixed - pay floating interest rate swaps	91	$280,429	$25,913	$-	5.45%	2.16%	5.42
Pay fixed - receive floating interest rate swaps	91	280,429	-	25,913	2.16%	5.45%	5.42
Net interest rate swaps		$560,859	$25,913	$25,913	3.81%	3.81%	5.42

December 31, 2011

Receive fixed - pay floating interest rate swaps	78	$195,263	$22,598	$-	5.90%	2.11%	5.03
Pay fixed - receive floating interest rate swaps	78	195,263	-	22,598	2.11%	5.90%	5.03
Net interest rate swaps		$390,526	$22,598	$22,598	4.01%	4.01%	5.03

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

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Activity	June 30, 2012	June 30, 2012	June 30, 2012

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from	No net effect on other operating income from
	of $25.9 million.	offsetting $4.2 million change.	offsetting $3.3 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.8 million.	Increase to mortgage banking income of $1.0 million.	Increase to mortgage banking income of $0.2 million.
Forward sale commitments	Increase to other liabilities of $1.2 million.	Decrease to mortgage banking income of $1.7 million.	Decrease to mortgage banking income of $0.4 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Activity	December 31, 2011	June 30, 2011	June 30, 2011

Cash flow hedges:
Pay fixed - receive floating	There was no impact due to the	The ineffective portion is zero.	The ineffective portion is zero.
interest rate swaps	expiration of all cash flow hedges.	Increase to interest expense of $0.6 million for net	Increase to interest expense of $1.1 million for net
		settlements.	settlements.

Interest rate swaps:	Increase to other assets/liabilities	No net effect on other operating income from	No net effect on other operating income from
	of $22.6 million.	offsetting $2.0 million change.	offsetting $0.4 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Decrease to mortgage banking income of $0.7 million.	Decrease to mortgage banking income of $0.6 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Increase to mortgage banking income of $0.6 million.	Increase to mortgage banking income of $0.6 million.

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

Basis of Fair Value Measurement:

Level 1 – Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and fair value of $67.2 million at June 30, 2012.  Non-interest income included a gain of $0.8 million and a loss of $0.5 million for the change in fair value of the subordinated debenture for the six months ended June 30, 2012 and 2011, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with a call provision after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The subordinated debenture is measured based on an unadjusted, quoted price of the traded asset (Nasdaq: “NPBCO”) in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,045	$-	$3,045	$-
State and municipal bonds	312,163	-	312,163	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,427,983	-	1,427,983	-
Non-agency collateralized mortgage obligations	11,873	-	11,873	-
Corporate securities and other	9,532	61	7,781	1,690
Marketable equity securities	4,763	3,732	-	1,031
Investment securities, available-for-sale	$1,769,359	$3,793	$1,762,845	$2,721

Interest rate locks	778	-	778	-
Interest rate swap agreements	25,913	-	25,913	-

Liabilities
Subordinated debentures	$67,154	$67,154	$-	$-
Forward sale commitments	1,214	-	1,214	-
Interest rate swap agreements	25,913	-	25,913	-

		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)	Total	Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,072	$-	$3,072	$-
State and municipal bonds	325,622	-	325,622	-
Agency mortgage-backed securities/
collateralized mortgage obligations	1,387,616	-	1,387,616	-
Non-agency collateralized mortgage obligations	15,116	-	15,116	-
Corporate securities and other	11,189	1,117	8,452	1,620
Marketable equity securities	4,404	3,278	-	1,126
Investment securities, available-for-sale	$1,747,019	$4,395	$1,739,878	$2,746

Interest rate locks	587	-	587	-
Interest rate swap agreements	22,598	-	22,598	-

Liabilities
Subordinated debentures	$67,989	$67,989	$-	$-
Forward sale commitments	852	-	852	-
Interest rate swap agreements	22,598	-	22,598	-

The following table presents activity for assets measured at fair value on a recurring basis for the six months ended June 30, 2012:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2012	Gains/(losses)/ (impairment) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance June 30, 2012
Corporate securities and other	$1,117	$-	$(25)	$-	$-	$(1,030)	$(1)	$-	$61
Marketable equity securities	3,278	-	454	-	-	-	-	-	$3,732
Total level 1	$4,395	$-	$429	$-	$-	$(1,030)	$(1)	$-	$3,793

Level 2

U.S. Government agencies	$3,072	$-	$(28)	$-	$-	$-	$1	$-	$3,045
State and municipal bonds	325,622	-	2,773	-	-	(18,024)	1,792	-	$312,163
Agency mortgage-backed securities/
collateralized mortgage obligations	1,387,616	-	3,444	197,484	-	(157,235)	(3,326)	-	$1,427,983
Non-agency collateralized
mortgage obligations	15,116	-	78	-	-	(3,332)	11	-	$11,873
Corporate securities and other	8,452	(123)	315	-	(850)	-	(13)	-	$7,781
Total level 2	$1,739,878	$(123)	$6,582	$197,484	$(850)	$(178,591)	$(1,535)	$-	$1,762,845

Level 3

Corporate securities and other	$1,620	$-	$70	$-	$-	$-	$-	$-	$1,690
Marketable equity securities	1,126	(154)	59	-	-	-	-	-	$1,031
Total level 3	$2,746	$(154)	$129	$-	$-	$-	$-	$-	$2,721

Total available-for-sale securities	$1,747,019	$(277)	$7,140	$197,484	$(850)	$(179,621)	$(1,536)	$-	$1,769,359

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices
	in Active	Significant
(dollars in thousands)	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held-for-sale	$-	$16,908	$-	$16,908
Impaired loans, net	-	-	55,189	55,189
OREO and other repossessed assets	-	-	7,201	7,201

December 31, 2011
Assets
Loans held-for-sale	$-	$12,216	$-	$12,216
Impaired loans, net	-	-	58,067	58,067
OREO and other repossessed assets	-	-	7,716	7,716

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of June 30, 2012 and December 31, 2011.

Impaired loans totaled $61.4 million with a specific reserve of $6.2 million at June 30, 2012, compared to $67.0 million with a specific reserve of $8.9 million at December 31, 2011. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs recorded on OREO and other repossessed assets were $0.8 million for the three and six months ended June 30, 2012 and $0.1 million for the three and six months ended June 30, 2011.

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

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
ASSETS
Cash and cash equivalents	$336,983	$336,983	$451,522	$451,522
Investment securities available-for-sale	1,769,359	1,769,359	1,747,019	1,747,019
Investment securities held-to-maturity	481,341	515,765	496,574	528,598
Loans held-for-sale	16,908	17,344	12,216	12,482

Loans and leases	5,193,859	5,123,223	5,175,885	5,021,895
Allowance for loan and lease losses	(116,650)	-	(126,640)	-
Loans and leases, net	$5,077,209	$5,123,223	$5,049,245	$5,021,895

OREO and other repossessed assets	$7,201	$7,201	$7,716	$7,716
Interest rate locks	778	778	587	587
Interest rate swap agreements	25,913	25,913	22,598	22,598

LIABILITIES
Non-interest bearing deposits	$903,766	$903,766	$863,703	$863,703
Interest bearing deposits, non-maturity	3,456,986	3,456,986	3,434,060	3,434,060
Deposits with stated maturities	1,484,791	1,487,018	1,577,056	1,575,222
Customer repurchase agreements	533,389	533,389	523,978	523,978
Structured repurchase agreements	85,000	89,862	85,000	90,820
Federal Home Loan Bank advances	535,613	620,314	616,111	705,493
Subordinated debentures	144,475	144,475	145,310	145,310
Forward sale commitments	1,214	1,214	852	852
Interest rate swap agreements	25,913	25,913	22,598	22,598

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

The fair value for customer repurchase agreements has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.  These instruments are classified within Level 2 of the fair value hierarchy.

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

Net periodic benefit costs included the following components:

(dollars in thousands)	Six Months Ended June 30,
	2012	2011
Service cost	$63	$60
Interest cost	1,148	1,165
Expected return on plan assets	(1,385)	(1,370)
Amortization of unrecognized net actuarial loss	278	145
Net periodic benefit cost	$104	$-

13.  SHARE-BASED COMPENSATION

The Company has certain compensation plans authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards (collectively the “Plans”).

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of June 30, 2012, 1.4 million of these shares remain available for issuance.  The Company has 938,000 awards expiring during the next twelve months ending June 30, 2013.

As of June 30, 2012, there was approximately $1.7 million of total unrecognized compensation cost related to unvested stock options and approximately $3.8 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within four years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Share-based compensation expense	$1,101	$637	$2,044	$2,182
Cash received	34	100	393	1,132
Intrinsic value of options exercised	11	90	209	858

14.  SEGMENT REPORTING

The Company’s operating segments are components, which are evaluated regularly by the Chief Executive Officer in deciding how to allocate and assess resources and assess performance.  The Company determines its segments based primarily upon product and service offerings and through types of income generated. The Company’s segments are “Community Banking” and “Other.”

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N.A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., Caruso Benefits Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies, used in this disclosure of operating segments, are the same as those described in the summary of significant accounting policies in the Company’s most recent Annual Report on Form 10-K.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the
	Three Months Ended June 30, 2012
(dollars in thousands)	Community
	Banking	Other	Consolidated
Total assets	$8,342,297	$53,567	$8,395,864
Total deposits	5,845,543	-	5,845,543
Net interest income	63,062	137	63,199
Total non-interest income	11,092	9,364	20,456
Total non-interest expense	43,127	9,142	52,269
Net income (loss) available to common shareholders	23,597	(1,149)	22,448

	As of and for the
(dollars in thousands)	Six Months Ended June 30, 2012
	Community
	Banking	Other	Consolidated
Net interest income (expense)	$128,645	$(1,628)	$127,017
Total non-interest income	23,179	21,518	44,697
Total non-interest expense	86,252	18,457	104,709
Net income (loss) available to common shareholders	48,264	(514)	47,750

	As of and for the
	Three Months Ended June 30, 2011
(dollars in thousands)	Community
	Banking	Other	Consolidated
Total assets	$8,573,827	$59,314	$8,633,141
Total deposits	5,944,161	-	5,944,161
Net interest income (expense)	67,131	(2,136)	64,995
Total non-interest income	12,454	9,934	22,388
Total non-interest expense	46,192	7,929	54,121
Net income (loss) available to common shareholders	24,699	(1,491)	23,208

	As of and for the
	Six Months Ended June 30, 2011
(dollars in thousands)	Community
	Banking	Other	Consolidated
Net interest income (expense)	$135,183	$(4,218)	$130,965
Total non-interest income	26,219	20,353	46,572
Total non-interest expense	94,663	16,295	110,958
Net income (loss) available to common shareholders	45,069	(6,224)	38,845

15.  GOODWILL

As of June 30, 2012, the carrying value of goodwill assigned to the “Community Banking” and “Other” reporting units was $235 million and $23 million, respectively. During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. Therefore, no further analysis or testing was required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and six months ended June 30, 2012, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

·	allowance for loan and lease losses;
·	goodwill and other intangible assets;
·	income taxes; and
·	other-than-temporary impairment.

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

The Company’s primary business is accepting deposits from customers through its retail branch offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial business loans, commercial real estate loans, residential mortgages, home equity loans, other consumer loans, and investment securities.  The Company’s strategic plan provides for it to operate within growth markets focusing on diversification of revenue sources and increased market penetration in growing geographic areas.

At June 30, 2012, National Penn operated 121 retail branch offices. It has 120 retail branch offices in Pennsylvania and one retail branch office in Maryland through National Penn Bank and its KNBT and Nittany Bank divisions.

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

Overview

(dollars in thousands, except per share data)	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
EARNINGS
Total interest income	$79,896	$81,414	$87,740	$161,310	$177,098
Total interest expense	16,697	17,596	22,745	34,293	46,133
Net interest income	63,199	63,818	64,995	127,017	130,965
Provision for loan and lease losses	2,000	2,000	3,000	4,000	13,000
Net interest income after provision for loan and lease losses	61,199	61,818	61,995	123,017	117,965
Net (losses) gains from fair value changes of subordinated debentures	(810)	1,645	(430)	835	(481)
Losses on investment securities	(277)	-	-	(277)	-
Other non-interest income	21,543	22,596	22,818	44,139	47,053
Other non-interest expense	52,269	52,440	54,121	104,709	110,958
Income before income taxes	29,386	33,619	30,262	63,005	53,579
Income tax expense	6,938	8,317	7,054	15,255	11,591
Net income	22,448	25,302	23,208	47,750	41,988
Preferred dividends and accretion of preferred discount	-	-	-	-	(1,691)
Accelerated accretion from redemption of preferred stock	-	-	-	-	(1,452)
Net income available to common shareholders	$22,448	$25,302	$23,208	$47,750	$38,845

Basic earnings available to common shareholders	$0.15	$0.17	$0.15	$0.31	$0.26
Diluted earnings available to common shareholders	0.15	0.17	0.15	0.31	0.26
Dividends per common share	0.07	0.05	0.01	0.12	0.02

Net interest margin	3.48%	3.55%	3.53%	3.52%	3.56%
Efficiency ratio (1)	58.42%	57.47%	58.25%	57.94%	58.94%
Return on average assets	1.07%	1.21%	1.08%	1.14%	0.98%

Asset Quality Metrics
Allowance / total loans and leases	2.24%	2.33%	2.66%
Non-performing loans / total loans and leases	1.13%	1.28%	1.38%
Delinquent loans / total loans and leases	0.46%	0.46%	0.39%
Allowance / non-performing loans and leases	197.6%	183.0%	192.6%
Annualized net charge-offs / total average loans and leases	0.53%	0.56%	0.61%	0.54%	0.96%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Net income available to common shareholders increased to $47.8 million for the six months ended June 30, 2012, as compared to $38.8 million in the same period of the prior year.  Improvements in net income available to common shareholders resulted from the following items:

•
Net interest income totaled $127 million for the six months ended June 30, 2012 compared to $131 million for the six months ended June 30, 2011.  Net interest margin declined slightly year over year to 3.52% for the six months ended June 30, 2012 from 3.56% for same period of 2011. The continued low interest rate environment has led to declining asset yields as loans and investments repay and are replaced with lower yielding assets. Reductions of higher-cost deposits continue to drive improvements in deposit mix and costs. Cost of deposits improved to 0.49% for the six months ended June 30, 2012, a 27 basis point improvement from the same period of 2011.

•
The Company continues to benefit from improving asset quality. Classified loans declined by 18.6% since December 31, 2011 and 25.2% since June 30, 2011, and non-performing loans remain at relatively low levels and declined to 1.13% of total loans and leases at June 30, 2012. The improvement in asset quality resulted in a $9.0 million decrease to the provision for loan and lease losses (“provision”) which totaled $4.0 million for the six months ended June 30, 2012, compared to $13.0 million for the six months ended June 30, 2011. The provision was unchanged from the first quarter of 2012 and the allowance to non-performing loans and leases increased to 198% at June 30, 2012.

•
Other non-interest income decreased modestly on a linked-quarter basis due to write downs on other real estate owned during the second quarter of 2012. Other non-interest income included earnings from unconsolidated investments of $1.8 million for the six months ended June 30, 2011. Service charges on deposit accounts for the six months ended June 30, 2012 decreased $1.7 million when compared to the six months ended June 30, 2011 due to declines in overdraft volume.

•
Other non-interest expense continued to be well controlled during the six months ended June 30, 2012 at $105 million, as compared to $111 million in the prior year period. The decrease resulted primarily from reductions to other operating expenses and a reduction in FDIC insurance expense. These reductions led to a $6.2 million decline in non-interest expense for the six months ended June 30, 2012 compared to the prior year to date period. The efficiency ratio was relatively stable at 57.94% for the six months ended June 30, 2012, as management continued to effectively manage expense levels.

Adjusted net income and returns are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets.

(dollars in thousands, except per share data)	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Adjusted net income reconciliation
Net income available to common shareholders	$22,448	$25,302	$23,208
After tax unrealized fair value loss (gain) on subordinated debentures	527	(1,069)	280
Adjusted net income available to common shareholders	$22,975	$24,233	$23,488

Earnings per share
Net income available to common shareholders	$0.15	$0.17	$0.15
After tax unrealized fair value loss (gain) on subordinated debentures	-	(0.01)	-
Adjusted net income available to common shareholders	$0.15	$0.16	$0.15

Average assets	$8,473,164	$8,397,381	$8,599,923
Adjusted return on average assets	1.09%	1.16%	1.08%

Adjusted net income was $23.0 million, or $0.15 per diluted share, for the second quarter of 2012 compared to $24.2 million, or $0.16 per diluted share, for the first quarter of 2012 and was consistent with $23.5 million, or $0.15 per diluted share, for the second quarter of 2011. Adjusted net income remains stable despite modest reductions to net interest income, as asset quality trends and expense controls continue to offset the trend in net interest income. The stable income trends resulted in an adjusted ROA of 1.09% and 1.13% for the quarter and six months ended June 30, 2012. Adjusted net income excluded the effects of the changes in the fair value of the Company’s subordinated debentures accounted for at fair value.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	June 30, 2012	March 31, 2012	December 31, 2011

Total cash and cash equivalents	$336,983	$453,179	$451,522
Investment securities and other securities	2,316,894	2,335,421	2,314,111
Total loans and leases	5,210,767	5,201,656	5,188,101
Total assets	8,395,864	8,524,035	8,486,281
Deposits	5,845,543	5,888,383	5,874,819
Borrowings	1,298,477	1,387,235	1,370,399
Shareholders' equity	1,199,760	1,200,830	1,180,687
Tangible book value per common share (1)	$6.18	$6.09	$5.97
Tangible common equity / tangible assets (1)	11.43%	11.25%	11.04%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Assets

Loans and Leases

Regional economic conditions impact the Company’s customers. Although the economy and credit environment continue to be uncertain, the Company’s loan portfolio has demonstrated continued asset quality improvement. Proactive management of lower quality credits has helped to mitigate the continuing impact of housing market conditions and decreased real estate and commercial property values. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth.

Federal Reserve economic data suggests the following trends:

•
Contacts in the Third District have reported improved overall business activity, although results were mixed. Sectors such as retailers and auto dealers reported slight growth year-over-year, however, manufacturing activity slowed.

•	New home construction held steady and sales on existing homes showed improvement.

•	The outlook among Third District business contacts remains positive but cautious as a trend of slow but steady improvement is expected to continue throughout 2012.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	June 30,	December 31,
	2012	2011	Increase/(decrease)
Commercial and industrial loans and leases	$2,467,072	$2,420,027	$47,045	1.9%

CRE - permanent	874,570	855,524	19,046	2.2%
CRE - construction	140,751	156,064	(15,313)	(9.8	) %
Commercial real estate	1,015,321	1,011,588	3,733	0.4%

Residential mortgages	694,977	710,322	(15,345)	(2.2	) %
Home equity lines and loans	743,982	747,558	(3,576)	(0.5	) %
All other consumer	272,507	286,390	(13,883)	(4.8	) %
Consumer loans	1,711,466	1,744,270	(32,804)	(1.9	) %

Loans and leases	$5,193,859	$5,175,885	$17,974	0.3%

Allowance for loan and lease losses	116,650	126,640	(9,990)	(7.9	) %

Loans and leases, net	$5,077,209	$5,049,245	$27,964	0.6%

Loans held-for-sale	$16,908	$12,216	$4,692	38.4%

Net loans and leases increased by $28.0 million, or 0.6%, to $5.1 billion at June 30, 2012. Emphasis on loans to commercial and industrial customers resulted in a $47.0 million increase to this portfolio during the six months ended June 30, 2012, while commercial real estate loan balances were stable. Prepayments of consumer loans and sales of residential mortgage loans in the secondary market offset the commercial loan growth by $32.8 million during the same period. Additionally, classified loans decreased $68.9 million, or 18.6%, since December 31, 2011 and resulted in a decrease to the allowance for loan and lease losses which totaled $117 million at June 30, 2012. Net charge-offs totaled $14.0 million and the provision was $4.0 million during the six months ended June 30, 2012.

The following table demonstrates select asset quality metrics:

	June 30,	March 31,	December 31,
(dollars in thousands)	2012	2012	2011

Non-performing loans	$59,019	$66,365	$66,976
Non-performing loans to total loans and leases	1.13%	1.28%	1.29%
Delinquent loans	$24,144	$24,068	$24,801
Delinquent loans to total loans and leases	0.46%	0.46%	0.48%
Classified loans	$301,542	$347,033	$370,439
Classified loans to total loans and leases	5.79%	6.67%	7.14%
Tier 1 capital and allowance	$1,124,702	$1,126,461	$1,104,942
Classified loans to Tier 1 capital and allowance	26.81%	30.81%	33.53%
Total loans and leases	$5,210,767	$5,201,656	$5,188,101

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	June 30,	March 31,	December 31,
	2012	2012	2011
Non-accrual commercial and industrial loans and leases	$33,984	$32,485	$31,081

Non-accrual CRE-permanent	2,999	5,156	7,403
Non-accrual CRE-construction	6,959	14,336	12,218
Total non-accrual commercial real estate loans	9,958	19,492	19,621

Non-accrual residential mortgages	4,301	4,077	4,504
Non-accrual home equity lines and loans	2,555	2,110	3,046
All other non-accrual consumer loans	1,753	1,695	3,176
Total non-accrual consumer loans	8,609	7,882	10,726

Total non-accrual loans	52,551	59,859	61,428

Restructured loans	(a) 6,468	6,506	5,548
Total non-performing loans	59,019	66,365	66,976

Other real estate owned and repossessed assets	7,201	7,647	7,716
Total non-performing assets	66,220	74,012	74,692

Loans 90+ days past due & still accruing	3,426	1,588	2,010
Total non-performing assets and loans 90+ days past due	$69,646	$75,600	$76,702

Total loans and leases	$5,210,767	$5,201,656	$5,188,101
Average total loans and leases	$5,196,803	$5,179,220	$5,202,255
Allowance for loan and lease losses	$116,650	$121,452	$126,640

Allowance for loan and lease losses to:
Non-performing assets and loans 90+ days past due	168%	161%	165%
Non-performing loans	198%	183%	189%
Total loans and leases	2.24%	2.33%	2.44%

(a)
Restructured loans include $3.4 million of modified commercial loans and $3.1 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	June 30,	March 31,	December 31,
	2012	2012	2011
Total non-accrual loans	$52,551	$59,859	$61,428

Non-accrual loans and leases with partial charge-offs	20,947	22,887	28,919
Life-to-date partial charge-offs on non-accrual loans and leases	22,393	26,619	30,284

Charge-off rate of non-accrual loans and leases	51.7%	53.8%	51.2%

Specific reserves on non-accrual loans	5,523	9,911	8,162

At June 30, 2012, the Company’s non-accrual loans totaled $52.6 million and included $20.9 million of non-accrual loans which have been partially charged-off by 51.7% or $22.4 million. Non-accrual and non-performing loan and asset levels continue to improve and remain relatively low as a percentage of total loans and leases and total assets. Non-performing loans totaled 1.13% of total loans and leases at June 30, 2012. Additionally, non-performing loans are included in impaired loans and leases and are evaluated individually when determining the allowance. Impaired loans had a specific reserve in the allowance of $6.2 million related to $19.8 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since the principal appears to be collectible. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30,	March 31,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
Commercial and industrial loans and leases	$5,196	$1,925	$5,066	$7,121	$14,385

CRE - permanent	595	1,933	1,242	2,528	5,188
CRE - construction	(148)	673	828	525	1,701
Commercial real estate	447	2,606	2,070	3,053	6,889

Residential mortgages	328	560	483	888	2,126
Home equity lines and loans	404	1,855	833	2,259	1,991
All other consumer loans	427	242	(401)	669	(246)
Consumer loans	1,159	2,657	915	3,816	3,871

Net loans and leases charged-off	$6,802	$7,188	$8,051	$13,990	$25,145

Net charge-offs (annualized) to:
Total loans and leases	0.53%	0.56%	0.62%	0.54%	0.98%
Average total loans and leases	0.53%	0.56%	0.62%	0.54%	0.96%
Allowance for loan and lease losses	23.45%	23.80%	23.42%	24.12%	36.77%

Net loan charge-offs totaled $14.0 million for the six months ended June 30, 2012, an $11.2 million, or 44.4%, decrease compared to the prior year to date period. The overall improvement in net charge-offs is the result of continued credit quality improvement. Annualized net charge-offs as a percentage of average loans and leases totaled 0.53% for the second quarter of 2012 compared to 0.56% for the first quarter of 2012 and 0.62% for the second quarter of 2011.

Changes in the allowance for loan and lease losses by loan portfolio:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$121,452	$142,960	$126,640	$150,054
Charge-offs:
Commercial and industrial loans and leases	5,443	5,430	8,135	14,999
Commercial real estate	928	2,358	3,713	7,671
Consumer loans	1,536	2,724	4,781	6,595
Total charge-offs	7,907	10,512	16,629	29,265

Recoveries:
Commercial and industrial loans and leases	247	364	1,014	614
Commercial real estate	481	288	660	782
Consumer loans	377	1,809	965	2,724
Total recoveries	1,105	2,461	2,639	4,120
Net charge-offs	6,802	8,051	13,990	25,145
Provision charged to expense	2,000	3,000	4,000	13,000
Balance at end of period	$116,650	$137,909	$116,650	$137,909

The following table presents the components of the allowance:

(dollars in thousands)	June 30,	December 31,
	2012	2011
Specific reserves	$6,240	$8,909
Allocated reserves	99,002	107,288
Unallocated reserves	11,408	10,443
Total allowance for loan and lease losses	$116,650	$126,640

Overall, the allowance decreased to $117 million at June 30, 2012 and represented 2.24% of total loans and leases and 198% of non-performing loans, compared to $127 million at December 31, 2011, or 2.44% of total loans and leases and 189% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality. These improvements resulted in a provision of $4.0 million for the six months ended June 30, 2012, a decrease of $9.0 million compared to $13.0 million for the six months ended June 30, 2011.

Liabilities

Liabilities totaled $7.2 billion at June 30, 2012, a decrease of $109 million, or 1.5%, from $7.3 billion at December 31, 2011. Total deposits, the Company’s primary source of funding, decreased $29.3 million during the first six months of 2012 primarily due to a reduction in time deposit balances which declined by $92.3 million during the period. Non-interest bearing deposits increased as a result of the Company’s continued efforts to improve deposit mix, and manage high-cost, non-relationship based wholesale and time deposit customers. These efforts increased transactions, savings and money market accounts to 75% of deposits at June 30, 2012 and helped to reduce the cost of deposits by nine basis points to 0.47% for the three months ended June 30, 2012 compared to the three months ended December 31, 2011.

(dollars in thousands)
	June 30, 2012	December 31, 2011	Increase/(decrease)
Non-interest bearing deposits	$903,766	$863,703	$40,063	4.64%
NOW accounts	1,317,399	1,293,148	24,251	1.88%
Money market accounts	1,641,947	1,686,909	(44,962)	(2.67	) %
Savings	497,640	454,003	43,637	9.61%
CDs less than $100	1,063,688	1,138,908	(75,220)	(6.60	) %
CDs $100 or greater	421,103	438,148	(17,045)	(3.89	) %
Total deposits	$5,845,543	$5,874,819	$(29,276)	(0.50	) %

Non-time deposits / total deposits	75%	73%

Deposit funding is supplemented by additional sources of borrowings which include customer and structured repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.3 billion at June 30, 2012, which was a decrease of $71.9 million, or 5.2%, from December 31, 2011.

Significant borrowing activity during the six months ended June 30, 2012 included the maturity of $80.0 million of FHLB advances.

Shareholders’ Equity

Shareholders’ equity totaled $1.2 billion at June 30, 2012, an increase of $19.1 million from December 31, 2011. Significant activity during the six months ended June 30, 2012 included:

•	Net income of $47.8 million,

•	Cash dividends paid to common shareholders of $18.3 million,

•	Treasury stock purchased of $18.6 million.

Results of operations for the six months ended June 30, 2012 and June 30, 2011

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the six months ended June 30, 2012 as compared to the same period in 2011.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Six Months Ended June 30,
(dollars in thousands)	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$306,537	$336	0.22%	$487,806	$515	0.21%
U.S. Treasury	-	-	-	19,974	27	0.27%
U.S. Government agencies	3,061	33	2.17%	5,091	53	2.10%
Mortgage-backed securities/collateralized mortgage obligations	1,491,828	20,310	2.74%	1,369,276	21,496	3.17%
State and municipal*	739,631	24,219	6.58%	761,978	25,710	6.80%
Other bonds and securities	84,231	1,307	3.12%	95,602	1,333	2.81%
Total investments	2,318,751	45,869	3.98%	2,251,921	48,619	4.35%

Commercial loans and leases*	3,457,129	84,062	4.89%	3,430,280	89,644	5.27%
Installment loans	1,020,778	22,275	4.39%	918,946	22,993	5.05%
Mortgage loans	710,105	18,325	5.19%	920,330	25,561	5.60%
Total loans and leases	5,188,012	124,662	4.83%	5,269,556	138,198	5.29%
Total earning assets	7,813,300	170,867	4.40%	8,009,283	187,332	4.72%
Allowance for loan and lease losses	(125,277)			(152,189)
Non-interest earning assets	747,249			793,411
Total assets	$8,435,272			$8,650,505

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$4,967,063	$14,173	0.57%	$5,142,615	$22,381	0.88%
Customer repurchase agreements	524,859	1,095	0.42%	534,057	1,357	0.51%
Structured repurchase agreements	85,000	1,830	4.33%	165,000	3,384	4.14%
Short-term borrowings	-	-	-	6,781	-	0.00%
Federal Home Loan Bank advances	595,854	13,468	4.55%	639,301	14,256	4.50%
Subordinated debentures	144,479	3,727	5.19%	142,808	4,755	6.72%
Total interest bearing liabilities	6,317,255	34,293	1.09%	6,630,562	46,133	1.40%
Non-interest bearing deposits	872,234			825,736
Other non-interest bearing liabilities	49,712			42,828
Total liabilities	7,239,201			7,499,126
Equity	1,196,071			1,151,379
Total liabilities and equity	$8,435,272			$8,650,505
NET INTEREST INCOME/MARGIN (FTE)		136,574	3.52%		141,199	3.56%
Tax equivalent interest		9,557			10,234
Net interest income		$127,017			$130,965

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

(dollars in thousands)	Six Months Ended June 30,
	2012 compared to 2011
Increase (decrease) in:	Volume	Rate	Total
Interest Income:
Interest earning deposits at banks	$(197)	$19	$(178)

U.S. Treasury	(27)	-	(27)
U.S. Government agencies	(22)	2	(20)
Mortgage-backed securities/collateralized mortgage obligations	1,821	(3,007)	(1,186)
State and municipal	(743)	(748)	(1,491)
Other bonds and securities	(168)	142	(26)
Total investments	861	(3,611)	(2,750)

Commercial loans and leases	696	(6,279)	(5,583)
Installment loans	2,397	(3,115)	(718)
Mortgage loans	(5,523)	(1,713)	(7,236)
Total loans and leases	(2,430)	(11,107)	(13,537)
Total interest income	$(1,766)	$(14,699)	$(16,465)

Interest Expense:
Interest bearing deposits	$(740)	$(7,468)	$(8,208)
Customer repurchase agreements	(23)	(239)	(262)
Structured repurchase agreements	(1,714)	160	(1,554)
Short-term borrowings	-	-	-
Federal Home Loan Bank advances	(980)	192	(788)
Subordinated debentures	55	(1,083)	(1,028)
Total borrowed funds	(2,662)	(970)	(3,632)
Total interest expense	(3,402)	(8,438)	(11,840)
Increase (decrease) in net interest income	$1,636	$(6,261)	$(4,625)

Interest rates remain at historically low levels and continue to pressure asset yields as investments and loans mature and are replaced. Average earning assets contracted slightly due to disciplined deposit pricing and the maturity of long-term advances. These initiatives resulted in deposit mix improvement as transaction, savings and money market accounts comprised 75% of deposits at June 30, 2012 compared to 69% at June 30, 2011. Time deposits declined $366 million from June 30, 2011 to $1.5 billion at June 30, 2012. The improvement in mix combined with disciplined deposit pricing reduced the cost of deposits by 27 basis points to 0.49% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The cost of deposits for the quarter ended June 30, 2012 was 0.47%.

Interest expense decreased by 25.6%, or $11.8 million, and totaled $34.3 million for the six months ended June 30, 2012. The reduction in interest expense mitigated the effect of decreasing asset yields. However, managed reductions to earning assets resulted in a 8.9%, or $15.8 million, decrease to interest income ($16.5 million on a FTE basis), which totaled $161 million for the six months ended June 30, 2012. Net interest income for the six months ended June 30, 2012, was $127 million, a decrease of $4.0 million, or 3.0%, compared to $131 million for the six months ended June 30, 2011. Net interest margin for the six months ended June 30, 2012 declined modestly by 4 basis points to 3.52% from 3.56% in the prior year period.

Provision for Loan and Lease Losses

Provision for the six months ended June 30, 2012 was $4.0 million, compared to $13.0 million for the same period in 2011. An $11.1 million reduction to net charge-offs for the six months ended June 30, 2012 combined with a continued decline of classified loans resulted in a reduction to the allowance, which totaled $117 million at June 30, 2012. The allowance as a percentage of non-performing loans increased to 198% at June 30, 2012 from 183% in the first quarter and 189% at December 31, 2011, and the allowance to total loans and leases totaled 2.24% at June 30, 2012.  For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Six Months Ended
	June 30,
NON-INTEREST INCOME	2012	2011	Increase (Decrease)
Wealth management income	$12,166	$11,780	$386	3.28%
Service charges on deposit accounts	7,576	9,280	(1,704)	(18.36	) %
Insurance commissions and fees	6,507	6,741	(234)	(3.47	) %
Cash management and electronic banking fees	9,127	9,016	111	1.23%
Mortgage banking income	2,846	2,094	752	35.91%
Bank owned life insurance income	2,464	2,453	11	0.45%
Earnings of unconsolidated investments	34	1,816	(1,782)	(98.13	) %
Other operating income	3,419	3,873	(454)	(11.72	) %
Net gains (losses) from fair value changes of subordinated debentures	835	(481)	1,316	NM
Net losses on sales of investment securities	(123)	-	(123)	NM
Credit related losses on investment securities	(154)	-	(154)	NM
Total non-interest income	$44,697	$46,572	$(1,875)	(4.03	) %

Non-interest income for the six months ended June 30, 2012 and 2011 totaled $44.7 million and $46.6 million, respectively, and its components changed primarily due to the following items:

Increases:

•
The change in fair value of the Company’s subordinated debentures accounted for at fair value (Nasdaq: “NPBCO”) increased non-interest income by $0.8 million in 2012 compared to a $0.5 million reduction in 2011.

•
The income derived from the Company’s mortgage banking operations increased $0.8 million for the six months ended June 30, 2012 compared to the prior year period as mortgage refinancing activity increased.

Decreases:

•	Service charges on deposit accounts decreased $1.7 million due to declines in overdraft volume.

•	The six months ended June 30, 2011 included $1.8 million of earnings from unconsolidated mezzanine debt fund investments, as the timing of the fund activities and “exits” vary.

Non-Interest Expense

(dollars in thousands)	Six Months Ended
	June 30,
NON-INTEREST EXPENSE	2012	2011	Increase (Decrease)
Salaries, wages and employee benefits	$62,615	$61,857	$758	1.23%
Premises and equipment	14,202	14,059	143	1.02%
FDIC insurance	2,475	6,183	(3,708)	(59.97	) %
Other operating expenses	25,417	28,859	(3,442)	(11.93	) %
Total non-interest expense	$104,709	$110,958	$(6,249)	(5.63	) %

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)

	Six Months Ended
	June 30,
Efficiency Ratio Calculation	2012	2011
Non-interest expense	$104,709	$110,958

Net interest income (taxable equivalent)	$136,574	$141,199

Non-interest income	44,697	46,572
Less:
Net gains (losses) from fair value changes on subordinated debentures	835	(481)
Net losses on investment securities	(277)	-
Adjusted revenue	$180,713	$188,252

Efficiency Ratio	57.94%	58.94%

(1)	Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Continued focus on expense controls reduced expenses overall, as demonstrated by an efficiency ratio of 57.94% for the first six months of 2012. Non-interest expense totaled $105 million, a $6.2 million decrease for the six months ended June 30, 2012, when compared to the same period in the prior year. FDIC insurance decreased $3.7 million compared to the six months ended June 30, 2011, due to a change to the assessment framework and the improving risk profile of the Company, and other operating expenses remain well controlled.

Income Tax Expense

Income tax expense for the six months ended June 30, 2012 was $15.3 million compared to $11.6 million for the six months ended June 30, 2011. During the first six months of 2012, pre-tax income increased while tax-free income and other permanent items remained stable, resulting in an effective tax rate of 24.2% compared to 21.6% for the prior year period. The Company’s net deferred tax asset (“DTA”) decreased to $55.1 million at June 30, 2012, primarily from the reduction of the allowance for loan and lease losses and an increase to the fair value of investment securities available-for-sale.

Each quarter, the Company evaluates the realizability of the DTA. As of June 30, 2012, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion the Company carefully weighed both positive and negative evidence present. Since December 31, 2011, the Company has performed in line with management projections. Therefore, management believes that the DTA continues to be realizable and will be fully utilized as planned.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2012:

		Payments Due by Period:
			After one	After three
(dollars in thousands)		One Year	year to	years to	More than
	Total	or less	three years	five years	5 Years
Maturities of time deposits	$1,484,791	$884,471	$429,781	$170,015	$524
Structured repurchase agreements	85,000	35,000	50,000	-	-
Federal Home Loan Bank advances	535,613	22,000	52,500	304,745	156,368
Subordinated debentures	144,475	-	-	-	144,475
Minimum annual rentals on non-cancelable operating leases	41,112	6,478	10,834	8,292	15,508
Total	$2,290,991	$947,949	$543,115	$483,052	$316,875

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

As measured using the consolidated statement of cash flows, the Company used $115 million and $83.3 million of net cash and equivalents for the six months ended June 30, 2012 and 2011, respectively. Operating activities generated $56.3 million of net cash for the six months ended June 30, 2012 compared to $68.3 million for the six months ended June 30, 2011.  During the six months ended June 30, 2012, cash was deployed in the following ways:

Investing activities

•	$197 million of investment security purchases
•	$35.7 million net increase in loans and leases

Financing activities

•	$92.3 million reduction in certificates of deposit
•	$80.2 million of repayments of FHLB advances
•	$18.6 million of treasury stock repurchased
•	$18.3 million of cash dividends paid to common shareholders

During the six months ended June 30, 2012, cash was generated from the following additional sources:

Investing activities

•	$195 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$63.0 million increase in core deposits

Capital

At June 30, 2012, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to		Tier 1 Capital to Risk-		Total Capital to Risk-
	Average Assets Ratio		Weighted Assets Ratio		Weighted Assets Ratio
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
The Company	12.44%	12.00%	17.45%	17.12%	18.71%	18.38%
National Penn Bank	10.42%	11.03%	14.75%	15.91%	16.01%	17.17%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

National Penn and National Penn Bank exclude from regulatory capital a portion of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of deferred tax assets.

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2012:

			After one	After three
		Less than	year to	years to	More than
(dollars in thousands)	Total	one year	three years	five years	five years

Loan commitments	$1,530,509	$723,557	$166,316	$124,991	$515,645
Letters of credit	145,137	113,946	31,097	94	-
Total	$1,675,646	$837,503	$197,413	$125,085	$515,645

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at June 30, 2012.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	June 30,
(in basis points)	2012	2011
+ 300	7.44%	7.22%
+ 200	5.12%	4.64%
+ 100	2.60%	2.06%
- 100	N/A*	N/A*

* Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 4.54% and 2.09% based upon net interest income for the twelve months ended June 30, 2012 and 2011, respectively.

As measured by the net interest income analysis, the Company reflects an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company would benefit over the next twelve months.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information presented in the Liquidity and Interest Rate Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report is incorporated herein by reference.

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

As of June 30, 2012, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June  30, 2012 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

During the first quarter of 2012, all claims against National Penn were dismissed in the putative class action lawsuit filed by Reynaldo Reyes against multiple defendants in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:10-cv-00345), alleging the defendants were part of a fraudulent telemarketing scheme.

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

While a few of the Dodd-Frank Act’s provisions became effective immediately, many have yet to be implemented because the issuance of some rules has been delayed and the deadlines for adoption of other rules have not yet been reached.  In addition to the Dodd-Frank Act, the Federal Reserve Board issued in June 2012 proposed new capital rules consistent with Basel III, which includes the phase-out of Tier 1 capital treatment for trust preferred securities of banking companies of National Penn’s asset size. National Penn is also subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and its implementing rules as they are finalized and released.  Doing so may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, the calculation of its capital ratios, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania. To a lesser extent, National Penn's deposit base is also generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions from 2008 through 2012 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $40 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of June 30, 2012. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At June 30, 2012, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

National Penn's financial performance is directly impacted by interest rates.

Changes in interest rates may reduce profits. The primary source of income for National Penn currently is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Based upon prevailing interest rates, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. Interest rates could materially adversely affect National Penn's net interest spread, loan origination volume, asset quality and overall profitability.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 150 million shares were outstanding as of June 30, 2012, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of June 30, 2012, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval.  However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In July 2012, National Penn’s Board of Directors approved a third quarter 2012 cash dividend of $0.09 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2012:

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Program
May 1, 2012 through May 31, 2012	646,400	$8.74	646,400	6,853,600
June 1, 2012 through June 30, 2012	1,511,102	$8.57	1,511,102	5,342,498

1. National Penn's current repurchase program was announced by the Board of Directors on April 2, 2012 and the program is authorized for the remainder of 2012.
2. The number of shares approved for repurchase under National Penn's current stock repurchase program is 7,500,000.
3. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 3, 2012	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	August 3, 2012	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer