Form 10-Q
period 2012-09-30
NATIONAL PENN BANCSHARES INC
filed 2012-11-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, no stated par value	149,550,520 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$120,421	$129,637
Interest-earning deposits with banks	211,943	321,885
Total cash and cash equivalents	332,364	451,522

Investment securities available-for-sale, at fair value	1,773,579	1,747,019
Investment securities held-to-maturity
(Fair value $511,834 and $528,598 for 2012 and 2011, respectively)	472,884	496,574
Other securities	63,996	70,518
Loans held-for-sale	22,703	12,216
Loans and leases, net of allowance for loan and lease losses of $113,542 and $126,640 for 2012 and 2011, respectively	5,120,609	5,049,245
Premises and equipment, net	96,349	96,198
Accrued interest receivable	31,448	30,991
Bank owned life insurance	141,991	138,274
Other real estate owned and other repossessed assets	7,174	7,716
Goodwill	258,279	258,279
Other intangible assets, net	11,852	15,770
Unconsolidated investments	11,337	12,173
Other assets	90,961	99,786
TOTAL ASSETS	$8,435,526	$8,486,281

LIABILITIES
Non-interest bearing deposits	$902,295	$863,703
Interest bearing deposits	5,045,449	5,011,116
Total deposits	5,947,744	5,874,819

Customer repurchase agreements	534,613	523,978
Structured repurchase agreements	75,000	85,000
Federal Home Loan Bank advances, net of prepayment fees incurred	462,720	616,111
Subordinated debentures	144,374	145,310
Accrued interest payable and other liabilities	56,745	60,376
TOTAL LIABILITIES	7,221,196	7,305,594

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued and outstanding: September 30, 2012 - 150,048,383; December 31, 2011 - 151,883,036; net of Treasury shares: September 30, 2012 - 2,334,169; December 31, 2011 - 0	1,387,073	1,383,082
Accumulated deficit	(181,225)	(223,189)
Accumulated other comprehensive income	28,617	20,794
Treasury stock	(20,135)	—
TOTAL SHAREHOLDERS' EQUITY	1,214,330	1,180,687
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,435,526	$8,486,281

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans and leases, including fees	$60,269	$65,795	$183,676	$202,576
Investment securities
Taxable	10,525	11,591	32,675	34,500
Tax-exempt	7,402	8,337	22,819	25,231
Deposits with banks	148	332	484	846
Total interest income	78,344	86,055	239,654	263,153
INTEREST EXPENSE
Deposits	6,472	9,881	20,645	32,262
Customer repurchase agreements	511	593	1,606	1,950
Structured repurchase agreements	843	1,697	2,673	5,081
Federal Home Loan Bank advances	5,105	7,073	18,573	21,329
Subordinated debentures	1,859	2,394	5,586	7,149
Total interest expense	14,790	21,638	49,083	67,771
Net interest income	63,554	64,417	190,571	195,382
Provision for loan and lease losses	2,000	—	6,000	13,000
Net interest income after provision for loan and lease losses	61,554	64,417	184,571	182,382
NON-INTEREST INCOME
Wealth management	6,239	6,227	18,405	18,007
Service charges on deposit accounts	4,147	4,880	11,723	14,160
Insurance commissions and fees	3,238	3,406	9,745	10,147
Cash management and electronic banking fees	4,626	4,590	13,753	13,606
Mortgage banking	2,296	1,349	5,142	3,443
Bank owned life insurance	1,319	1,733	3,783	4,186
Earnings of unconsolidated investments	1,315	99	1,349	1,915
Other operating income	3,484	2,339	6,903	6,212
Loss on sale of building	—	(1,000)	—	(1,000)
Net gains (losses) from fair value changes on subordinated debentures	101	(506)	936	(987)
Loss on debt extinguishment	—	(998)	—	(998)
Net gains (losses) on sales of investment securities	—	1,022	(123)	1,022
Impairment losses on investment securities:
Impairment related losses on investment securities	—	—	(154)	—
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income before tax	—	—	—	—
Net impairment losses on investment securities	—	—	(154)	—
Total non-interest income	26,765	23,141	71,462	69,713
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,555	30,809	94,170	92,666
Premises and equipment	7,226	7,228	21,428	21,287
FDIC insurance	1,259	2,213	3,734	8,396
Other operating expenses	13,299	14,803	38,716	43,662
Total non-interest expense	53,339	55,053	158,048	166,011
Income before income taxes	34,980	32,505	97,985	86,084
Income tax expense	8,964	7,692	24,219	19,283
NET INCOME	26,016	24,813	73,766	66,801
Preferred dividends and accretion of preferred discount	—	—	—	(1,691)
Accelerated accretion from redemption of preferred stock	—	—	—	(1,452)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,016	$24,813	$73,766	$63,658
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.17	$0.16	$0.49	$0.42
Diluted earnings available to common shareholders	$0.17	$0.16	$0.49	$0.42
Dividends paid in cash	$0.09	$0.03	$0.21	$0.05
The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(dollars in thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$34,980	$8,964	$26,016	$32,505	$7,692	$24,813

Unrealized gains on investment securities	5,819	2,036	3,783	13,565	4,748	8,817
Pension adjustment	(925)	(324)	(601)	—	—	—
Unrealized gains on cash flow hedges	—	—	—	573	—	573
Other comprehensive income	4,894	1,712	3,182	14,138	4,748	9,390

Total comprehensive income	$39,874	$10,676	$29,198	$46,643	$12,440	$34,203

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(dollars in thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$97,985	$24,219	$73,766	$86,084	$19,283	$66,801

Unrealized gains on investment securities	12,962	4,538	8,424	44,810	15,684	29,126
Pension adjustment	(925)	(324)	(601)	—	—	—
Unrealized gains on cash flow hedges	—	—	—	1,618	—	1,618
Other comprehensive income	12,037	4,214	7,823	46,428	15,684	30,744

Total comprehensive income	$110,022	$28,433	$81,589	$132,512	$34,967	$97,545

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common			Accumulated Other Comprehensive Income
	Shares	Value	Accumulated Deficit		Treasury Stock	Total
Balance at December 31, 2011	151,883,036	$1,383,082	$(223,189)	$20,794	$—	$1,180,687
Comprehensive income:
Net income			73,766			73,766
Other comprehensive income, net of taxes				7,823		7,823
Total comprehensive income						81,589

Cash dividends declared common			(31,802)			(31,802)
Shares issued under share-based plans, net of excess tax benefits	622,919	3,991			1,107	5,098
Treasury stock purchased	(2,457,572)				(21,242)	(21,242)
Balance at September 30, 2012	150,048,383	$1,387,073	$(181,225)	$28,617	$(20,135)	$1,214,330

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,766	$66,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,000	13,000
Depreciation and amortization	11,665	12,394
Amortization of premiums and discounts on investment securities, net	2,760	1,378
Net losses (gains) from sales of investment securities	123	(1,022)
Impairment of investment securities	154	—
(Decrease) increase in fair value of subordinated debentures	(936)	987
Bank owned life insurance policy income	(3,783)	(4,186)
Share-based compensation expense	2,800	2,843
Unconsolidated investment distributions (gains), net	836	(445)
Loans originated for resale	(156,245)	(99,894)
Proceeds from sale of loans	149,668	97,922
Gain on sale of loans, net	(3,909)	(2,388)
Write-downs/losses on sale of other real estate owned, net	860	44
Loss on sale of bank buildings	—	1,000
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(457)	719
Decrease in accrued interest payable	(5,411)	(5,617)
Decrease in other assets	4,155	14,285
Increase (decrease) in other liabilities	1,780	(4,607)
Net cash provided by operating activities	83,826	93,214
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	23,338	36,794
Proceeds from maturities and repayments of investment securities available-for-sale	292,237	225,650
Proceeds from sale of investment securities available-for-sale	850	65,609
Purchase of investment securities available-for-sale	(309,371)	(404,951)
Proceeds from sale of other securities	6,522	7,764
Proceeds from sale of loans previously held for investment	1,883	5,697
Net (increase) decrease in loans and leases	(81,603)	130,276
Purchases of premises and equipment	(7,337)	(3,247)
Proceeds from the sale of other real estate owned	1,906	488
Claims from bank owned life insurance	—	1,322
Net cash (used in) provided by investing activities	(71,575)	65,402
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	188,323	153,897
Net decrease in certificates of deposit	(115,398)	(220,079)
Net increase (decrease) in customer repurchase agreements	10,635	(69,356)
Decrease in short-term borrowings	—	(3,600)
Repayments of FHLB advances and structured repurchase agreements	(163,952)	(108,117)
Proceeds from shares issued - share-based plans	2,170	2,033
Excess tax benefit - share-based plans	(143)	(218)
Issuance of common stock in private placement	—	84,543
Purchase of treasury stock	(21,242)	—
Cash dividends, common	(31,802)	(7,581)
Repayment of Series B Preferred stock	—	(150,000)
Repurchase of common stock warrant	—	(1,000)
Cash dividends, preferred	—	(2,521)
Net cash used in financing activities	(131,409)	(321,999)
Net decrease in cash and cash equivalents	(119,158)	(163,383)
Cash and cash equivalents at beginning of year	451,522	702,382
Cash and cash equivalents at end of period	$332,364	$538,999

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks as cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Nine Months Ended
(dollars in thousands)	September 30,
	2012	2011
Interest	$54,495	$73,387
Income taxes	14,697	14,703

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”) for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2012	2011	2012	2011
Income for EPS:
Net income available to common shareholders	$26,016	$24,813	$73,766	$63,658
Calculation of shares:
Weighted average basic shares	150,157,622	151,693,223	151,325,579	151,256,293
Dilutive effect of:
Share-based compensation	297,127	234,046	289,856	257,480
Warrants		—		—
Weighted average fully diluted shares	150,454,749	151,927,269	151,615,435	151,513,773

Earnings per common share:
Basic	$0.17	$0.16	$0.49	$0.42
Diluted	$0.17	$0.16	$0.49	$0.42

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	4,631,582	3,545,471	4,796,282	3,434,297
Exercise price
Low	$7.07	$5.85	$7.07	$5.85
High	$21.49	$21.49	$21.49	$21.49

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-Sale
U.S. Government agencies	$998	$35	$—	$1,033
State and municipal bonds	278,966	19,366	(1,217)	297,115
Agency mortgage-backed securities/collateralized mortgage obligations	1,399,682	49,200	(137)	1,448,745
Non-agency collateralized mortgage obligations	10,066	206	(24)	10,248
Corporate securities and other	11,998	410	(918)	11,490
Marketable equity securities	3,594	1,357	(3)	4,948
Total	$1,705,304	$70,574	$(2,299)	$1,773,579

Held-to-Maturity
State and municipal bonds	$415,043	$35,676	$(78)	$450,641
Agency mortgage-backed securities/collateralized mortgage obligations	57,327	3,349	—	60,676
Non-agency collateralized mortgage obligations	514	3	—	517
Total	$472,884	$39,028	$(78)	$511,834

(dollars in thousands)	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-Sale
U.S. Government agencies	$2,997	$75	$—	$3,072
State and municipal bonds	313,607	15,588	(3,573)	325,622
Agency mortgage-backed securities/collateralized mortgage obligations	1,344,442	43,230	(56)	1,387,616
Non-agency collateralized mortgage obligations	14,887	292	(63)	15,116
Corporate securities and other	12,023	486	(1,320)	11,189
Marketable equity securities	3,749	758	(103)	4,404
Total	$1,691,705	$60,429	$(5,115)	$1,747,019

Held-to-Maturity
State and municipal bonds	$421,046	$29,284	$(482)	$449,848
Agency mortgage-backed securities/collateralized mortgage obligations	74,714	3,197	—	77,911
Non-agency collateralized mortgage obligations	814	25	—	839
Total	$496,574	$32,506	$(482)	$528,598

Gains and losses from sales of investment securities are as follows:

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Gains	$—	$1,032	$—	$1,032
Losses	—	(10)	(123)	(10)
Net gains (losses) from sales of investment securities	$—	$1,022	$(123)	$1,022

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, respectively.

September 30, 2012

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	40	$12,561	$(63)	$19,299	$(1,232)	$31,860	$(1,295)
Agency mortgage-backed securities/collateralized mortgage obligations	8	43,055	(137)	—	—	43,055	(137)
Non-agency collateralized mortgage obligations	3	895	(24)	—	—	895	(24)
Corporate securities and other	8	7,437	(918)	—	—	7,437	(918)
Total debt securities	59	63,948	(1,142)	19,299	(1,232)	83,247	(2,374)
Marketable equity securities	3	72	(3)	—	—	72	(3)
Total	62	$64,020	$(1,145)	$19,299	$(1,232)	$83,319	$(2,377)

December 31, 2011

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	92	$3,263	$(33)	$55,715	$(4,022)	$58,978	$(4,055)
Agency mortgage-backed securities/collateralized mortgage obligations	4	23,226	(56)	—	—	23,226	(56)
Non-agency collateralized mortgage obligations	3	—	—	742	(63)	742	(63)
Corporate securities and other	9	4,461	(909)	2,576	(411)	7,037	(1,320)
Total debt securities	108	30,950	(998)	59,033	(4,496)	89,983	(5,494)
Marketable equity securities	5	588	(103)	—	—	588	(103)
Total	113	$31,538	$(1,101)	$59,033	$(4,496)	$90,571	$(5,597)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)
	September 30, 2012	December 31, 2011
Deposits	$1,007,833	$808,873
Repurchase agreements	670,048	688,924
Other	102,987	43,145
Total	$1,780,868	$1,540,942
The amortized cost and fair value of investment securities, by contractual maturity, at September 30, 2012 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,063	$3,143	$—	$—
Due after one through five years	28,449	31,028	—	—
Due after five through ten years	146,634	158,149	63,018	66,810
Due after ten years	1,523,564	1,576,311	409,866	445,024
Marketable equity securities	3,594	4,948	—	—
Total	$1,705,304	$1,773,579	$472,884	$511,834

Evaluation of Impairment of Securities

The Company recorded $0.2 million of other-than-temporary impairment losses on an equity security for the nine months ended September 30, 2012. There were no amounts recorded during the three months ended September 30, 2012 and the year ended December 31, 2011.

The majority of the investment portfolio is comprised of U.S. Government Agency securities (mortgage-backed and collateralized mortgage obligations) and state and municipal bonds. For the investment securities with an unrealized loss, the Company has concluded, based on its analysis, that the unrealized losses in the Company’s investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

The majority of the unrealized losses for twelve months or longer are attributed to municipal bonds.  The Company evaluates a variety of factors in concluding whether the municipal bonds are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.).  At September 30, 2012, approximately 70% of the Company’s municipal investment securities were general obligations of various municipalities and 30% were essential purpose revenue bonds.  As a result of its review and considering the attributes of these bonds, the Company concluded that the securities were not other-than-temporarily impaired since the decline in the fair value of these securities is due to changes in relative credit spreads for the municipal bond issuer industry.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider the securities with unrealized losses for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $64.0 million and $70.5 million as of September 30, 2012 and December 31, 2011, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2012, the FHLB of Pittsburgh repurchased $6.5 million of its capital stock from the Company at par/cost.

4.  LOANS

The following table presents loan and lease classifications:

September 30, 2012	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Commercial and industrial loans and leases	$2,213,689	$78,571	$140,444	$31,245	$2,463,949

CRE - permanent	839,483	19,312	53,026	6,690	918,511
CRE - construction	91,210	6,976	37,554	5,149	140,889
Commercial real estate	930,693	26,288	90,580	11,839	1,059,400

Residential mortgages	679,711	—	541	9,521	689,773
Home equity lines and loans	747,175	—	953	3,859	751,987
All other consumer	260,079	1,732	5,408	1,823	269,042
Consumer loans	1,686,965	1,732	6,902	15,203	1,710,802

Loans and leases	$4,831,347	$106,591	$237,926	$58,287	$5,234,151

Percent of loans and leases	92.30%	2.04%	4.55%	1.11%	100.00%

December 31, 2011	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Commercial and industrial loans and leases	$2,113,637	$75,988	$199,262	$31,140	$2,420,027

CRE - permanent	746,741	42,259	56,663	9,861	855,524
CRE - construction	89,085	14,140	40,622	12,217	156,064
Commercial real estate	835,826	56,399	97,285	22,078	1,011,588

Residential mortgages	703,150	—	—	7,172	710,322
Home equity lines and loans	743,356	—	—	4,202	747,558
All other consumer	274,271	2,819	4,906	4,394	286,390
Consumer loans	1,720,777	2,819	4,906	15,768	1,744,270

Loans and leases	$4,670,240	$135,206	$301,453	$68,986	$5,175,885

Percent of loans and leases	90.24%	2.61%	5.82%	1.33%	100.00%

The following table presents the details for past due loans and leases:

September 30, 2012	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances
(dollars in thousands)

Commercial and industrial loans and leases	$2,868	$2,212	$48	$5,128	$2,427,712	$31,109	$2,463,949

CRE - permanent	501	386	—	887	913,844	3,780	918,511
CRE - construction	—	236	—	236	135,504	5,149	140,889
Commercial real estate	501	622	—	1,123	1,049,348	8,929	1,059,400

Residential mortgages	5,130	210	541	5,881	677,650	6,242	689,773
Home equity lines and loans	3,363	1,942	952	6,257	742,272	3,458	751,987
All other consumer	3,445	598	1,087	5,130	262,089	1,823	269,042
Consumer loans	11,938	2,750	2,580	17,268	1,682,011	11,523	1,710,802

Loans and leases	$15,307	$5,584	$2,628	$23,519	$5,159,071	$51,561	$5,234,151

Percent of loans and leases	0.29%	0.11%	0.05%	0.45%		0.99%

December 31, 2011	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing (1)	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances
(dollars in thousands)

Commercial and industrial loans and leases	$8,113	$2,253	$59	$10,425	$2,378,521	$31,081	$2,420,027

CRE - permanent	724	209	—	933	847,188	7,403	855,524
CRE - construction	1,324	389	—	1,713	142,133	12,218	156,064
Commercial real estate	2,048	598	—	2,646	989,321	19,621	1,011,588

Residential mortgages	2,209	603	4	2,816	703,002	4,504	710,322
Home equity lines and loans	2,953	756	728	4,437	740,075	3,046	747,558
All other consumer	2,325	933	1,219	4,477	278,737	3,176	286,390
Consumer loans	7,487	2,292	1,951	11,730	1,721,814	10,726	1,744,270

Loans and leases	$17,648	$5,143	$2,010	$24,801	$5,089,656	$61,428	$5,175,885

Percent of loans and leases	0.34%	0.10%	0.04%	0.48%		1.19%

(1)	Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

(2)
At September 30, 2012, non-accrual balances included troubled debt restructurings of $5.3 million commercial real estate, $15.8 million of commercial and industrial, and $0.6 million of consumer loans. At December 31, 2011, non-accrual balances included troubled debt restructurings of $8.6 million commercial real estate and $11.2 million of commercial and industrial loans.

Changes in the allowance for loan and lease losses by loan portfolio are as follows:

September 30, 2012

Three Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$49,531	$35,217	$20,494	$11,408	$116,650
Charge-offs	(1,605)	(2,273)	(2,115)	—	(5,993)
Recoveries	489	37	359	—	885
Provision	(955)	166	2,962	(173)	2,000
Ending balance	$47,460	$33,147	$21,700	$11,235	$113,542

Nine Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(9,740)	(5,986)	(6,896)	—	(22,622)
Recoveries	1,503	697	1,324	—	3,524
Provision	(118)	(2,286)	7,612	792	6,000
Ending balance	$47,460	$33,147	$21,700	$11,235	$113,542
Allowance for loan and lease losses:
Individually evaluated for impairment	$3,372	$801	$932	$—	$5,105
Collectively evaluated for impairment	44,088	32,346	20,768	11,235	108,437
Total allowance for loan and lease losses	$47,460	$33,147	$21,700	$11,235	$113,542
Loans and leases:
Individually evaluated for impairment	$31,245	$14,238	$15,203	$—	$60,686
Collectively evaluated for impairment	2,432,704	1,045,162	1,695,599	—	5,173,465
Loans and leases	$2,463,949	$1,059,400	$1,710,802	$—	$5,234,151

(1)	Commercial includes all C&I loans, including those secured by real estate, and capital leases.

(2)	CRE is defined here as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.

(3)
Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

Changes in the allowance for loan and lease losses by loan portfolio are as follows:

September 30, 2011

Three Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$63,903	$44,542	$18,409	$11,055	$137,909
Charge-offs	(2,623)	(2,904)	(2,847)	—	(8,374)
Recoveries	661	184	693	—	1,538
Provision	(1,514)	1,851	2,333	(2,670)	—
Ending balance	$60,427	$43,673	$18,588	$8,385	$131,073

Nine Months Ended
(dollars in thousands)	Commercial (1)	Commercial Real Estate (2)	Consumer (3)	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(17,622)	(10,575)	(9,442)	—	(37,639)
Recoveries	1,275	966	3,417	—	5,658
Provision	7,119	2,105	3,716	60	13,000
Ending balance	$60,427	$43,673	$18,588	$8,385	$131,073
Allowance for loan and lease losses:
Individually evaluated for impairment	$4,634	$2,766	$465	$—	$7,865
Collectively evaluated for impairment	55,793	40,907	18,123	8,385	123,208
Total allowance for loan and lease losses	$60,427	$43,673	$18,588	$8,385	$131,073
Loans and leases:
Individually evaluated for impairment	$29,995	$25,349	$10,028	$—	$65,372
Collectively evaluated for impairment	2,392,043	941,294	1,762,566	—	5,095,903
Loans and leases	$2,422,038	$966,643	$1,772,594	$—	$5,161,275

(1)	Commercial includes all C&I loans, including those secured by real estate, and capital leases.

(2)	CRE is defined here as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.

(3)
Consumer loans include direct consumer loans (secured by residential real estate and other collateral), indirect consumer loans, consumer lines of credit (secured residential real estate and other collateral), and overdrafts.

The Company did not have any loans acquired with deteriorated credit quality.

Impaired loan and lease details are as follows:

September 30, 2012
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$7,848	$23,397	$31,245	$4,566	$35,811	$3,372	$32,063

CRE - permanent	2,653	6,436	9,089	5,619	14,708	500	7,690
CRE - construction	896	4,253	5,149	9,952	15,101	301	10,282
Commercial real estate	3,549	10,689	14,238	15,571	29,809	801	17,972

Residential mortgages	3,274	6,247	9,521	494	10,015	829	7,452
Home equity lines and loans	365	3,494	3,859	2,392	6,251	103	3,266
All other consumer	—	1,823	1,823	74	1,897	—	2,072
Consumer loans	3,639	11,564	15,203	2,960	18,163	932	12,790

Total	$15,036	$45,650	$60,686	$23,097	$83,783	$5,105	$62,825

December 31, 2011
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans and leases	$13,363	$17,718	$31,081	$5,992	$37,073	$4,003	$31,845

CRE - permanent	2,285	7,575	9,860	6,586	16,446	1,160	14,079
CRE - construction	8,698	3,519	12,217	14,711	26,928	1,972	15,560
Commercial real estate	10,983	11,094	22,077	21,297	43,374	3,132	29,639

Residential mortgages	2,698	4,470	7,168	560	7,728	662	6,479
Home equity lines and loans	1,374	2,100	3,474	1,919	5,393	1,112	2,244
All other consumer	—	3,176	3,176	516	3,692	—	2,025
Consumer loans	4,072	9,746	13,818	2,995	16,813	1,774	10,748

Total	$28,418	$38,558	$66,976	$30,284	$97,260	$8,909	$72,232

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Gross interest due on impaired loans	$1,201	$1,478	$3,718	$5,149
Interest received on impaired loans	(138)	(105)	(237)	(609)
Net impact of impaired loans on interest income	$1,063	$1,373	$3,481	$4,540

Average recorded investment in impaired loans	$58,677	$69,091	$62,825	$74,822

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial and industrial loans and leases	$136	$—
CRE - permanent	2,910	2,456
Residential mortgages	3,279	2,664
Home equity lines and loans	401	428
Total restructured loans	$6,726	$5,548

Undrawn commitments to lend on restructured loans	$—	$—

5.  DEPOSITS

(dollars in thousands)	September 30, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
NOW accounts	$1,498,344	0.14%	$1,293,148	0.17%
Money market accounts	1,600,164	0.32%	1,686,909	0.44%
Savings	485,283	0.11%	454,003	0.15%
CDs less than $100	1,036,112	1.25%	1,138,908	1.43%
CDs $100 or greater	425,546	1.17%	438,148	1.22%
Total interest bearing deposits	5,045,449	0.52%	5,011,116	0.65%
Non-interest bearing deposits	902,295	—	863,703	—
Total deposits	$5,947,744	0.44%	$5,874,819	0.56%

(a)	Cost represents interest incurred during the respective quarter.

At September 30, 2012, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	2012	$292,231
	2013	649,073
	2014	274,023
	2015	94,168
	2016	93,281
	Thereafter	58,882
	Total	$1,461,658

6.  BORROWINGS

(dollars in thousands)	September 30, 2012		December 31, 2011
	Balance	Cost (a)	Balance	Cost (a)
Customer repurchase agreements	$534,613	0.38%	$523,978	0.43%
Structured repurchase agreements	75,000	4.28%	85,000	4.05%
Federal Home Loan Bank advances, net of prepayment fees incurred	462,720	4.09%	616,111	4.50%
Subordinated debentures accounted for at fair value	67,053	7.85%	67,989	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.98%	77,321	3.84%	(b)
Total borrowings and other debt obligations	$1,216,707	2.65%	$1,370,399	3.07%

(a)	Cost represents interest incurred during the respective quarter.

(b)	The cost includes the impact of interest rate swaps until their expiration in the fourth quarter of 2011.

During the third quarter of 2012, the Company restructured $400 million of fixed rate FHLB advances, with a weighted average rate of 4.59%, into $400 million of variable rate advances indexed to three month LIBOR with an initial rate of 0.90%.  In relation to the restructuring, the Company incurred a prepayment penalty of $68.7 million, which will be amortized over the term of the new instrument, and the effect of which is included in the cost reported in the table above. The unamortized prepayment penalty balance at September 30, 2012 was $67.6 million.

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At September 30, 2012, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	September 30, 2012	December 31, 2011
Unrealized gains on investment securities	$44,379	$35,955
Pension	(15,762)	(15,161)
Total accumulated other comprehensive income	$28,617	$20,794

9.   EQUITY

On October 24, 2012, National Penn announced the fourth quarter cash dividend would be increased to ten cents per common share from nine cents per common share in the third quarter of 2012.

The Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn’s common stock throughout 2012, which represents approximately five percent (5%) of the outstanding shares. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans. As of September 30, 2012, the Company has repurchased 2.5 million shares for $21.2 million.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial instruments whose contract amounts represent credit risk:

	As of:
(dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$1,569,747	$1,452,348
Commitments to fund mortgages	51,776	27,067
Commitments to sell mortgages to investors	74,479	39,283
Letters of credit	142,752	157,240

The Company enters into interest rate lock commitments with its mortgage loan customers whose loans are intended for sale in the future. These commitments are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the closed loans to investors. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value.

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

(dollars in thousands)
September 30, 2012	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	113	$382,569	$29,280	$—	5.08%	2.29%	5.75
Pay fixed - receive floating interest rate swaps	113	382,569	—	29,280	2.29%	5.08%	5.75
Net interest rate swaps		$765,138	$29,280	$29,280	3.68%	3.68%	5.75

December 31, 2011
Receive fixed - pay floating interest rate swaps	78	$195,263	$22,598	$—	5.90%	2.11%	5.03
Pay fixed - receive floating interest rate swaps	78	195,263	—	22,598	2.11%	5.90%	5.03
Net interest rate swaps		$390,526	$22,598	$22,598	4.01%	4.01%	5.03

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

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Activity	September 30, 2012	September 30, 2012	September 30, 2012

Interest rate swaps:	Increase to other assets/liabilities of $29.3 million.	No net effect on other operating income from offsetting $3.4 million change.	No net effect on other operating income from offsetting $6.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.5 million.	Decrease to mortgage banking income of $0.3 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $1.0 million.	Increase to mortgage banking income of $0.2 million.	Decrease to mortgage banking income of $0.2 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Activity	December 31, 2011	September 30, 2011	September 30, 2011

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	There was no impact due to the expiration of all cash flow hedges.	The ineffective portion is zero. Increase to interest expense of $0.6 million for net settlements.	The ineffective portion is zero. Increase to interest expense of $1.7 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $22.6 million.	No net effect on other operating income from offsetting $4.6 million change.	No net effect on other operating income from offsetting $4.1 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Increase to mortgage banking income of $1.1 million.	Increase to mortgage banking income of $0.4 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Decrease to mortgage banking income of $1.4 million.	Decrease to mortgage banking income of $0.8 million.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and fair value of $67.1 million at September 30, 2012.  Non-interest income included a gain of $0.9 million and a loss of $1.0 million for the change in fair value of the subordinated debenture for the nine months ended September 30, 2012 and 2011, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with an option to call after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The fair value of the subordinated debenture is based on an unadjusted, quoted price of the traded asset (Nasdaq: “NPBCO”) in an active market on the final day of each month.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,033	$—	$1,033	$—
State and municipal bonds	297,115	—	297,115	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,448,745	—	1,448,745	—
Non-agency collateralized mortgage obligations	10,248	—	10,248	—
Corporate securities and other	11,490	61	9,779	1,650
Marketable equity securities	4,948	3,924	—	1,024
Investment securities, available-for-sale	$1,773,579	$3,985	$1,766,920	$2,674

Interest rate locks	470	—	470	—
Interest rate swap agreements	29,280	—	29,280	—

Liabilities
Subordinated debentures	$67,053	$67,053	$—	$—
Forward sale commitments	1,041	—	1,041	—
Interest rate swap agreements	29,280	—	29,280	—

December 31, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,072	$—	$3,072	$—
State and municipal bonds	325,622	—	325,622	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,387,616	—	1,387,616	—
Non-agency collateralized mortgage obligations	15,116	—	15,116	—
Corporate securities and other	11,189	1,117	8,452	1,620
Marketable equity securities	4,404	3,278	—	1,126
Investment securities, available-for-sale	$1,747,019	$4,395	$1,739,878	$2,746

Interest rate locks	587	—	587	—
Interest rate swap agreements	22,598	—	22,598	—

Liabilities
Subordinated debentures	$67,989	$67,989	$—	$—
Forward sale commitments	852	—	852	—
Interest rate swap agreements	22,598	—	22,598	—

The following table presents activity for assets measured at fair value on a recurring basis for the nine months ended September 30, 2012:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2012	Gains/(losses)/ (impairment) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance September 30, 2012

Corporate securities and other	$1,117	$—	$(25)	$—	$—	$(1,030)	$(1)	$—	$61
Marketable equity securities	3,278	—	646	—	—	—	—	—	$3,924
Total level 1	$4,395	$—	$621	$—	$—	$(1,030)	$(1)	$—	$3,985

Level 2

U.S. Government agencies	$3,072	$—	$(40)	$—	$—	$(2,000)	$1	$—	$1,033
State and municipal bonds	325,622	—	6,134	—	—	(37,277)	2,636	—	$297,115
Agency mortgage-backed securities/ collateralized mortgage obligations	1,387,616	—	5,889	307,371	—	(247,094)	(5,037)	—	$1,448,745
Non-agency collateralized mortgage obligations	15,116	—	(46)	—	—	(4,836)	14	—	$10,248
Corporate securities and other	8,452	(123)	322	2,000	(850)	—	(22)	—	$9,779
Total level 2	$1,739,878	$(123)	$12,259	$309,371	$(850)	$(291,207)	$(2,408)	$—	$1,766,920

Level 3

Corporate securities and other	$1,620	$—	$30	$—	$—	$—	$—	$—	$1,650
Marketable equity securities	1,126	(154)	52	—	—	—	—	—	$1,024
Total level 3	$2,746	$(154)	$82	$—	$—	$—	$—	$—	$2,674

Total available-for-sale securities	$1,747,019	$(277)	$12,962	$309,371	$(850)	$(292,237)	$(2,409)	$—	$1,773,579

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held-for-sale	$—	$22,703	$—	$22,703
Impaired loans, net	—	—	55,581	55,581
OREO and other repossessed assets	—	—	7,174	7,174

December 31, 2011
Assets
Loans held-for-sale	$—	$12,216	$—	$12,216
Impaired loans, net	—	—	58,067	58,067
OREO and other repossessed assets	—	—	7,716	7,716

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of September 30, 2012 and December 31, 2011.

Impaired loans totaled $60.7 million with a specific reserve of $5.1 million at September 30, 2012, compared to $67.0 million with a specific reserve of $8.9 million at December 31, 2011. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs recorded on OREO and other repossessed assets held at September 30, 2012 and December 31, 2011 totaled $1.0 million and $0.2 million, respectively.

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

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$332,364	$332,364	$451,522	$451,522
Investment securities available-for-sale	1,773,579	1,773,579	1,747,019	1,747,019
Investment securities held-to-maturity	472,884	511,834	496,574	528,598
Loans held-for-sale	22,703	23,274	12,216	12,482

Loans and leases	5,234,151	5,146,893	5,175,885	5,021,895
Allowance for loan and lease losses	(113,542)	—	(126,640)	—
Loans and leases, net	$5,120,609	$5,146,893	$5,049,245	$5,021,895

OREO and other repossessed assets	$7,174	$7,174	$7,716	$7,716
Interest rate locks	470	470	587	587
Interest rate swap agreements	29,280	29,280	22,598	22,598

LIABILITIES
Non-interest bearing deposits	$902,295	$902,295	$863,703	$863,703
Interest bearing deposits, non-maturity	3,583,791	3,583,791	3,434,060	3,434,060
Deposits with stated maturities	1,461,658	1,465,404	1,577,056	1,575,222
Customer repurchase agreements	534,613	534,613	523,978	523,978
Structured repurchase agreements	75,000	79,319	85,000	90,820
Federal Home Loan Bank advances	462,720	557,967	616,111	705,493
Subordinated debentures	144,374	144,374	145,310	145,310
Forward sale commitments	1,041	1,041	852	852
Interest rate swap agreements	29,280	29,280	22,598	22,598

The fair value of cash and cash equivalents has been estimated to equal the carrying amounts due to the short-term nature of these instruments.  Therefore, cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

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

Net periodic benefit costs included the following components:

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Service cost	$93	$90
Interest cost	1,712	1,748
Expected return on plan assets	(2,068)	(2,055)
Amortization of unrecognized net actuarial loss	421	217
Net periodic benefit cost	$158	$—

13.  SHARE-BASED COMPENSATION

The Company has certain compensation plans (collectively the “Plans”) authorizing the Company to grant various share-based employee and non-employee director awards, including common stock, options, restricted stock, restricted stock units and other stock-based awards.

A total of 5.3 million shares of common stock have been made available for awards to be granted under these Plans through November 30, 2014.  As of September 30, 2012, 1.3 million of these shares remain available for issuance.  The Company has 1.0 million awards expiring during the next twelve months ending September 30, 2013.

As of September 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to unvested stock options and approximately $3.3 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately three years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Share-based compensation expense	$756	$662	$2,800	$2,843
Cash received	106	3	499	1,135
Intrinsic value of options exercised	57	4	266	863

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	As of and for the Three Months Ended September 30, 2012
	Community Banking	Other	Consolidated
Total assets	$8,383,854	$51,672	$8,435,526
Total deposits	5,947,744	—	5,947,744
Net interest income (expense)	67,254	(3,700)	63,554
Total non-interest income	16,240	10,525	26,765
Total non-interest expense	43,932	9,407	53,339
Net income (loss) available to common shareholders	26,626	(610)	26,016

(dollars in thousands)	For the Nine Months Ended September 30, 2012
	Community Banking	Other	Consolidated
Net interest income (expense)	$195,899	$(5,328)	$190,571
Total non-interest income	39,419	32,043	71,462
Total non-interest expense	130,184	27,864	158,048
Net income (loss) available to common shareholders	74,890	(1,124)	73,766

(dollars in thousands)	As of and for the Three Months Ended September 30, 2011
	Community Banking	Other	Consolidated
Total assets	$8,555,510	$56,131	$8,611,641
Total deposits	5,992,991	—	5,992,991
Net interest income (expense)	66,584	(2,167)	64,417
Total non-interest income	12,582	10,559	23,141
Total non-interest expense	46,458	8,595	55,053
Net income (loss) available to common shareholders	26,544	(1,731)	24,813

(dollars in thousands)	For the Nine Months Ended September 30, 2011
	Community Banking	Other	Consolidated
Net interest income (expense)	$201,767	$(6,385)	$195,382
Total non-interest income	38,801	30,912	69,713
Total non-interest expense	141,121	24,890	166,011
Net income (loss) available to common shareholders	71,613	(7,955)	63,658

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2012, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At September 30, 2012, National Penn operated 120 retail branch offices. It has 119 retail branch offices in Pennsylvania and one retail branch office in Maryland through National Penn Bank and its KNBT and Nittany Bank divisions.

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

Overview

(dollars in thousands, except per share data)	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
EARNINGS
Total interest income	$78,344	$79,896	$86,055	$239,654	$263,153
Total interest expense	14,790	16,697	21,638	49,083	67,771
Net interest income	63,554	63,199	64,417	190,571	195,382
Provision for loan and lease losses	2,000	2,000	—	6,000	13,000
Net interest income after provision for loan and lease losses	61,554	61,199	64,417	184,571	182,382
Loss on sale of building	—	—	(1,000)	—	(1,000)
Loss on debt extinguishment	—	—	(998)	—	(998)
Net gains (losses) from fair value changes of subordinated debentures	101	(810)	(506)	936	(987)
(Losses) gains on investment securities	—	(277)	1,022	(277)	1,022
Other non-interest income	26,664	21,543	24,623	70,803	71,676
Other non-interest expense	53,339	52,269	55,053	158,048	166,011
Income before income taxes	34,980	29,386	32,505	97,985	86,084
Income tax expense	8,964	6,938	7,692	24,219	19,283
Net income	26,016	22,448	24,813	73,766	66,801
Preferred dividends and accretion of preferred discount	—	—	—	—	(1,691)
Accelerated accretion from redemption of preferred stock	—	—	—	—	(1,452)
Net income available to common shareholders	$26,016	$22,448	$24,813	$73,766	$63,658

Basic earnings available to common shareholders	$0.17	$0.15	$0.16	$0.49	$0.42
Diluted earnings available to common shareholders	0.17	0.15	0.16	0.49	0.42
Dividends per common share	0.09	0.07	0.03	0.21	0.05

Net interest margin	3.50%	3.48%	3.46%	3.51%	3.52%
Efficiency ratio (1)	56.26%	58.42%	58.54%	57.36%	58.81%
Return on average assets	1.23%	1.07%	1.15%	1.17%	1.03%
Asset Quality Metrics
Allowance / total loans and leases	2.16%	2.24%	2.54%
Non-performing loans / total loans and leases	1.11%	1.13%	1.27%
Delinquent loans / total loans and leases	0.45%	0.46%	0.56%
Allowance / non-performing loans and leases	194.8%	197.6%	200.5%
Annualized net charge-offs / average loans and leases	0.39%	0.53%	0.53%	0.49%	0.82%

(1)    Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Net income available to common shareholders increased 15.9% to $73.8 million for the nine months ended September 30, 2012, as compared to $63.7 million in the same period of the prior year.  Improvements in net income available to common shareholders resulted from the following items:

•
Net interest income totaled $191 million for the nine months ended September 30, 2012 compared to $195 million for the nine months ended September 30, 2011. The decrease in net interest income is the result of the continued low interest rate environment. However, management of deposit and funding costs have helped to mitigate the effect of declining asset yields due to loan and investment repayment and replacement. Additionally, during the third quarter of 2012, the Company improved the cost of borrowings through the restructuring of $400 million of fixed rate FHLB advances that had a weighted average interest rate of 4.59%. This transaction reduced the average cost of FHLB borrowings by 45 basis points, to 4.09% for the third quarter of 2012. The Company's interest rate management initiatives maintained net interest margin at 3.51% for the nine months ended September 30, 2012 on $7.8 billion of average earning assets. Net interest margin for the comparable prior year period was 3.52% on $8.0 billion of average earning assets.

•
The Company continues to benefit from improving asset quality. Classified loans declined by 21% since September 30, 2011, and non-performing loans declined to 1.11% of total loans and leases at September 30, 2012. The improvement in asset quality resulted in a $7.0 million decrease to the provision for loan and lease losses (“provision”) which totaled $6.0 million for the nine months ended September 30, 2012, compared to $13.0 million for the nine months ended September 30, 2011. The provision was unchanged from the second quarter of 2012, and the allowance to non-performing loans and leases was 195% at September 30, 2012.

•
Other non-interest income was stable year over year and totaled $70.8 million for the nine months ended September 30, 2012. Low interest rates increased customer interest rate swap and mortgage banking income for the nine months ended September 30, 2012, when compared to the prior year to date period. Service charges on deposit accounts offset the improvements to other non-interest income for the nine months ended September 30, 2012, by $2.4 million, due to declines in overdraft volume.

•
Other non-interest expense continued to be well controlled during the nine months ended September 30, 2012, at $158 million, as compared to $166 million in the prior year period. FDIC insurance and other operating expense reductions led to an $8.0 million net decline in non-interest expense for the nine months ended September 30, 2012, compared to the prior year to date period. The efficiency ratio was stable at 57.36% for the nine months ended September 30, 2012, as the Company continued to effectively manage expense levels.

Adjusted net income and returns are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets.

(dollars in thousands, except per share data)	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Adjusted net income reconciliation
Net income available to common shareholders	$26,016	$22,448	$24,813
After tax unrealized fair value (gain) loss on subordinated debentures	(66)	527	329
Adjusted net income available to common shareholders	$25,950	$22,975	$25,142

Earnings per share
Net income available to common shareholders	$0.17	$0.15	$0.16
After tax unrealized fair value (gain) loss on subordinated debentures	—	—	—
Adjusted net income available to common shareholders	$0.17	$0.15	$0.16

Average assets	$8,386,342	$8,473,164	$8,588,269
Adjusted return on average assets	1.23%	1.09%	1.15%

Adjusted net income was $26.0 million, or $0.17 per diluted share, for the third quarter of 2012 compared to $23.0 million, or $0.15 per diluted share, for the second quarter of 2012 and $25.1 million, or $0.16 per diluted share, for the third quarter of 2011. Adjusted net income remains stable despite modest reductions to net interest income, as asset quality trends and expense levels continue to be favorable. During the third quarter of 2012, other non-interest income improved as a result of increased customer interest rate swap and mortgage banking activity due to low interest rates. The income trends resulted in an adjusted ROA of 1.23% and 1.16% for the quarter and nine months ended September 30, 2012. Adjusted net income excluded the effects of the changes in the fair value of the Company’s subordinated debentures accounted for at fair value.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	December 31, 2011
Total cash and cash equivalents	$332,364	$336,983	$451,522
Investment securities and other securities	2,310,459	2,316,894	2,314,111
Total loans and leases	5,256,854	5,210,767	5,188,101
Total assets	8,435,526	8,395,864	8,486,281
Deposits	5,947,744	5,845,543	5,874,819
Borrowings	1,216,707	1,298,477	1,370,399
Shareholders' equity	1,214,330	1,199,760	1,180,687
Tangible book value per common share (1)	$6.29	$6.18	$5.97
Tangible common equity / tangible assets (1)	11.56%	11.43%	11.04%

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

Federal Reserve economic data suggests the following trends:

•
Contacts in the Third District have reported improved overall business activity, although results were mixed. Sectors such as retailers and auto dealers reported growth with auto increasing at a strong pace; however, manufacturing activity continues to decline slightly.

•	New home construction and sales have slowed while the growth of sales on existing homes was reported to be strong.

•	The outlook among Third District business contacts remains optimistic, but cautious as a trend of slow, but steady improvement is expected to continue throughout 2012.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	September 30, 2012	December 31, 2011	Increase/(decrease)
Commercial and industrial loans and leases	$2,463,949	$2,420,027	$43,922	1.8%

CRE - permanent	918,511	855,524	62,987	7.4%
CRE - construction	140,889	156,064	(15,175)	(9.7)%
Commercial real estate	1,059,400	1,011,588	47,812	4.7%

Residential mortgages	689,773	710,322	(20,549)	(2.9)%
Home equity lines and loans	751,987	747,558	4,429	0.6%
All other consumer	269,042	286,390	(17,348)	(6.1)%
Consumer loans	1,710,802	1,744,270	(33,468)	(1.9)%

Loans and leases	$5,234,151	$5,175,885	$58,266	1.1%

Allowance for loan and lease losses	113,542	126,640	(13,098)	(10.3)%

Loans and leases, net	$5,120,609	$5,049,245	$71,364	1.4%

Loans held-for-sale	$22,703	$12,216	$10,487	85.8%

Net loans and leases increased by $71.4 million, or 1.4%, to $5.1 billion at September 30, 2012. Emphasis on loans to commercial and industrial customers resulted in a $43.9 million increase to this portfolio during the nine months ended September 30, 2012, and commercial real estate loans increased $47.8 million from December 31, 2011. Commercial loan growth of $91.7 million was offset by prepayments of consumer loans and sales of residential mortgage loans in the secondary market by $33.5 million during the same period. Additionally, classified loans decreased $74.2 million, or 20%, since December 31, 2011 and resulted in a decrease to the allowance for loan and lease losses which totaled $113.5 million at September 30, 2012. Net charge-offs totaled $19.1 million, and the provision was $6.0 million during the nine months ended September 30, 2012.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Non-performing loans	$58,287	$59,019	$66,976
Non-performing loans to total loans and leases	1.11%	1.13%	1.29%
Delinquent loans	$23,519	$24,144	$24,801
Delinquent loans to total loans and leases	0.45%	0.46%	0.48%
Classified loans	$296,213	$301,542	$370,439
Classified loans to total loans and leases	5.63%	5.79%	7.14%
Tier 1 capital and allowance	$1,138,430	$1,124,702	$1,104,942
Classified loans to Tier 1 capital and allowance	26.02%	26.81%	33.53%
Total loans and leases	$5,256,854	$5,210,767	$5,188,101

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Non-accrual commercial and industrial loans and leases	$31,109	$33,984	$31,081

Non-accrual CRE-permanent	3,780	2,999	7,403
Non-accrual CRE-construction	5,149	6,959	12,218
Total non-accrual commercial real estate loans	8,929	9,958	19,621

Non-accrual residential mortgages	6,242	4,301	4,504
Non-accrual home equity lines and loans	3,458	2,555	3,046
All other non-accrual consumer loans	1,823	1,753	3,176
Total non-accrual consumer loans	11,523	8,609	10,726

Total non-accrual loans	51,561	52,551	61,428

Restructured loans (a)	6,726	6,468	5,548
Total non-performing loans	58,287	59,019	66,976

Other real estate owned and repossessed assets	7,174	7,201	7,716
Total non-performing assets	65,461	66,220	74,692

Loans 90+ days past due & still accruing	2,628	3,426	2,010
Total non-performing assets and loans 90+ days past due	$68,089	$69,646	$76,702

Total loans and leases	$5,256,854	$5,210,767	$5,188,101
Average total loans and leases	$5,191,136	$5,196,803	$5,149,546
Allowance for loan and lease losses	$113,542	$116,650	$126,640

Allowance for loan and lease losses to:
Non-performing assets and loans 90+ days past due	167%	168%	165%
Non-performing loans	195%	198%	189%
Total loans and leases	2.16%	2.24%	2.44%

(a)
Restructured loans at September 30, 2012, include $3.0 million of commercial loans and $3.7 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Total non-accrual loans	$51,561	$52,551	$61,428
Non-accrual loans and leases with partial charge-offs	20,160	20,947	28,919
Life-to-date partial charge-offs on non-accrual loans and leases	23,097	22,393	30,284
Charge-off rate of non-accrual loans and leases	53.4%	51.7%	51.2%
Specific reserves on non-accrual loans	4,042	5,523	8,162

At September 30, 2012, the Company’s non-accrual loans totaled $51.6 million and included $20.2 million of non-accrual loans which have been partially charged-off by 53.4% or $23.1 million. Non-accrual and non-performing loan and asset levels continue to improve and remain relatively low as a percentage of total loans and leases and total assets. Non-performing loans totaled 1.11% of total loans and leases at September 30, 2012. Additionally, non-performing loans are included in impaired loans and leases and are evaluated individually when determining the allowance. Impaired loans had a specific reserve in the allowance of $5.1 million related to $15.0 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable. The Company does not believe these amounts are material for purposes of further disclosure and analysis.

An analysis of net loan and lease charge-offs:

(dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commercial and industrial loans and leases	$1,116	$5,196	$1,962	$8,237	$16,347

CRE - permanent	481	595	83	3,009	5,271
CRE - construction	1,755	(148)	2,637	2,280	4,338
Commercial real estate	2,236	447	2,720	5,289	9,609

Residential mortgages	742	328	998	1,630	3,124
Home equity lines and loans	517	404	596	2,776	2,587
All other consumer loans	497	427	560	1,166	314
Consumer loans	1,756	1,159	2,154	5,572	6,025

Net loans and leases charged-off	$5,108	$6,802	$6,836	$19,098	$31,981

Net charge-offs (annualized) to:
Total loans and leases	0.39%	0.53%	0.53%	0.49%	0.83%
Average total loans and leases	0.39%	0.53%	0.53%	0.49%	0.82%
Allowance for loan and lease losses	17.90%	23.45%	20.69%	22.47%	32.62%

Net loan charge-offs totaled $19.1 million for the nine months ended September 30, 2012, a $12.9 million, or 40.3%, decrease compared to the prior year to date period. The overall improvement in net charge-offs is the result of continued credit quality improvement. Annualized net charge-offs as a percentage of average total loans and leases totaled 0.39% for the third quarter of 2012 compared to 0.53% for the both the second quarter of 2012 and the third quarter of 2011.

Changes in the allowance for loan and lease losses by loan portfolio:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$116,650	$137,909	$126,640	$150,054
Charge-offs:
Commercial and industrial loans and leases	1,605	2,623	9,740	17,622
Commercial real estate	2,273	2,904	5,986	10,575
Consumer loans	2,115	2,847	6,896	9,442
Total charge-offs	5,993	8,374	22,622	37,639

Recoveries:
Commercial and industrial loans and leases	489	661	1,503	1,275
Commercial real estate	37	184	697	966
Consumer loans	359	693	1,324	3,417
Total recoveries	885	1,538	3,524	5,658
Net charge-offs	5,108	6,836	19,098	31,981
Provision charged to expense	2,000	—	6,000	13,000
Balance at end of period	$113,542	$131,073	$113,542	$131,073

The following table presents the components of the allowance:

(dollars in thousands)	September 30, 2012	December 31, 2011
Specific reserves	$5,105	$8,909
Allocated reserves	97,202	107,288
Unallocated reserves	11,235	10,443
Total allowance for loan and lease losses	$113,542	$126,640

The allowance decreased to $114 million at September 30, 2012 and represented 2.16% of total loans and leases and 195% of non-performing loans, compared to $127 million at December 31, 2011, or 2.44% of total loans and leases and 189% of non-performing loans. The decrease of the allowance was due primarily to the reduction in classified loans and continued improvement in asset quality. These improvements resulted in a provision of $6.0 million for the nine months ended September 30, 2012, a decrease of $7.0 million compared to the nine months ended September 30, 2011.

Liabilities

Liabilities totaled $7.2 billion at September 30, 2012, a decrease of $84.4 million, or 1.2%, from $7.3 billion at December 31, 2011. Total deposits, the Company’s primary source of funding, increased $72.9 million during the first nine months of 2012 primarily due to an increase in NOW account balances of $205 million during the period, offset by a $115 million decrease in time deposits. The Company’s continued efforts to improve deposit mix, and manage high-cost, non-relationship based wholesale and time deposit customers reduced the cost of deposits by twelve basis points to 0.44% for the three months ended September 30, 2012 compared to the three months ended December 31, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011	Increase/(decrease)
Non-interest bearing deposits	$902,295	$863,703	$38,592	4.47%
NOW accounts	1,498,344	1,293,148	205,196	15.87%
Money market accounts	1,600,164	1,686,909	(86,745)	(5.14)%
Savings	485,283	454,003	31,280	6.89%
CDs less than $100	1,036,112	1,138,908	(102,796)	(9.03)%
CDs $100 or greater	425,546	438,148	(12,602)	(2.88)%
Total deposits	$5,947,744	$5,874,819	$72,925	1.24%

Non-time deposits / total deposits	75%	73%

Deposit funding is supplemented by additional sources of borrowings which include customer and structured repurchase agreements, FHLB advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.2 billion at September 30, 2012, which was a decrease of $154 million, or 11.2%, from December 31, 2011.

Significant borrowing activity during the nine months ended September 30, 2012, included the following:

•	FHLB advances declined by $153 million due to maturities of $85.0 million and the restructuring of $400 million of advances during the third quarter of 2012, and

•	Maturity of $10.0 million of structured repurchase agreements.

Shareholders’ Equity

Shareholders’ equity totaled $1.2 billion at September 30, 2012, an increase of $33.6 million from December 31, 2011. Significant activity during the nine months ended September 30, 2012 included:

•	Net income of $73.8 million,

•	Cash dividends paid to common shareholders of $31.8 million,

•	Treasury stock purchased of $21.2 million.

Results of operations for the nine months ended September 30, 2012 and September 30, 2011

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the nine months ended September 30, 2012 as compared to the same period in 2011.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Nine Months Ended September 30,
(dollars in thousands)	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$289,272	$484	0.22%	$506,544	$846	0.22%
U.S. Treasury	—	—	—%	19,982	41	0.27%
U.S. Government agencies	2,711	47	2.32%	4,245	69	2.17%
Mortgage-backed securities/collateralized mortgage obligations	1,496,323	29,925	2.67%	1,385,676	32,312	3.12%
State and municipal*	733,543	35,858	6.53%	760,050	38,396	6.75%
Other bonds and securities	83,117	1,951	3.14%	94,002	2,079	2.96%
Total investments	2,315,694	67,781	3.91%	2,263,955	72,897	4.30%

Commercial loans and leases*	3,458,327	125,282	4.84%	3,377,757	132,114	5.23%
Installment loans	1,019,780	33,229	4.35%	921,410	34,438	5.00%
Mortgage loans	710,954	27,020	5.08%	920,851	38,101	5.53%
Total loans and leases	5,189,061	185,531	4.78%	5,220,018	204,653	5.24%
Total earning assets	7,794,027	253,796	4.35%	7,990,517	278,396	4.66%
Allowance for loan and lease losses	(122,803)			(147,311)
Non-interest earning assets	747,619			786,326
Total assets	$8,418,843			$8,629,532

INTEREST BEARING LIABILITIES:
Interest bearing deposits	$4,972,835	$20,645	0.55%	$5,133,080	$32,262	0.84%
Customer repurchase agreements	527,278	1,606	0.41%	526,909	1,950	0.49%
Structured repurchase agreements	82,774	2,673	4.31%	164,359	5,081	4.13%
Short-term borrowings	91	—	—%	6,765	—	—%
Federal Home Loan Bank advances	562,474	18,573	4.41%	634,048	21,329	4.50%
Subordinated debentures	144,476	5,586	5.16%	142,963	7,149	6.69%
Total interest bearing liabilities	6,289,928	49,083	1.04%	6,608,124	67,771	1.37%
Non-interest bearing deposits	880,556			829,853
Other non-interest bearing liabilities	49,937			42,097
Total liabilities	7,220,421			7,480,074
Equity	1,198,422			1,149,458
Total liabilities and equity	$8,418,843			$8,629,532
NET INTEREST INCOME/MARGIN (FTE)		204,713	3.51%		210,625	3.52%
Tax equivalent interest		14,142			15,243
Net interest income		$190,571			$195,382

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

(dollars in thousands)	Nine Months Ended September 30, 2012 compared to 2011
Increase (decrease) in:	Volume	Rate	Total
Interest Income:
Interest earning deposits at banks	$(364)	$2	$(362)

U.S. Treasury	(41)	—	(41)
U.S. Government agencies	(26)	4	(22)
Mortgage-backed securities/collateralized mortgage obligations	2,448	(4,835)	(2,387)
State and municipal	(1,317)	(1,221)	(2,538)
Other bonds and securities	(250)	122	(128)
Total investments	814	(5,930)	(5,116)

Commercial loans and leases	3,095	(9,927)	(6,832)
Installment loans	3,462	(4,671)	(1,209)
Mortgage loans	(8,163)	(2,918)	(11,081)
Total loans and leases	(1,606)	(17,516)	(19,122)
Total interest income	$(1,156)	$(23,444)	$(24,600)

Interest Expense:
Interest bearing deposits	$(978)	$(10,639)	$(11,617)
Customer repurchase agreements	1	(345)	(344)
Structured repurchase agreements	(2,625)	217	(2,408)
Short-term borrowings	—	—	—
Federal Home Loan Bank advances	(2,370)	(386)	(2,756)
Subordinated debentures	75	(1,638)	(1,563)
Total borrowed funds	(4,919)	(2,152)	(7,071)
Total interest expense	(5,897)	(12,791)	(18,688)
Increase (decrease) in net interest income	$4,741	$(10,653)	$(5,912)

Interest rates remain at historically low levels and continue to pressure asset yields, as investments and loans mature and are replaced. Additionally, economic conditions continue to limit opportunities for significant loan growth. The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.51% for the nine months ended September 30, 2012, as compared to 3.52% for the prior year period. However, net interest income for the comparative period declined by $4.8 million, or 2.5%, to $191 million for the nine months ended September 30, 2012. The following initiatives were employed to mitigate the 8.9%, or $23.5 million ($24.6 million on a FTE basis), decrease to interest income during the nine months ended September 30, 2012:

•
Deposit pricing initiatives resulted in a 25 basis point reduction to the cost of deposits for the nine months ended September 30, 2012, as the Company's average deposit rate declined to 0.47%. The decline in deposit cost reduced interest expense by $11.6 million for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Additionally, the cost of deposits further declined to 0.44% for the quarter ended September 30, 2012.

•
The cost of deposits was also impacted by improvement in the mix of transaction, savings and money market deposits which increased to 75% of total deposits at September 30, 2012. The improvement in mix was driven by a $283 million decrease in time deposits since September 30, 2011.

•	Repayment of $155 million of FHLB advances and structured repurchase agreements reduced interest expense by approximately $5 million.

•
On August 13, 2012, the Company modified $400 million of FHLB advances with a weighted-average fixed interest rate of 4.59%. The advances were converted to a variable interest rate of three-month LIBOR plus a 47 basis point spread. The restructuring reduced interest expense in the third quarter by $0.8 million.

Provision for Loan and Lease Losses

Provision for the nine months ended September 30, 2012 was $6.0 million, compared to $13.0 million for the same period in 2011. A $19.3 million reduction to net charge-offs for the nine months ended September 30, 2012, combined with a continued decline of classified loans resulted in a reduction to the allowance, which totaled $113.5 million at September 30, 2012. The allowance as a percentage of non-performing loans decreased to 195% at September 30, 2012 from 198% in the second quarter and increased from 189% at December 31, 2011, and the allowance to total loans and leases totaled 2.16% at September 30, 2012.  For additional analysis of the allowance refer to “Loans and Leases.”

Non-Interest Income

(dollars in thousands)	Nine Months Ended
	September 30,
NON-INTEREST INCOME	2012	2011	Increase (Decrease)
Wealth management income	$18,405	$18,007	$398	2.21%
Service charges on deposit accounts	11,723	14,160	(2,437)	(17.21)%
Insurance commissions and fees	9,745	10,147	(402)	(3.96)%
Cash management and electronic banking fees	13,753	13,606	147	1.08%
Mortgage banking income	5,142	3,443	1,699	49.35%
Bank owned life insurance income	3,783	4,186	(403)	(9.63)%
Earnings of unconsolidated investments	1,349	1,915	(566)	(29.56)%
Other operating income	6,903	6,212	691	11.12%
Loss on sale of building	—	(1,000)	1,000	NM
Net gains (losses) from fair value changes on subordinated debentures	936	(987)	1,923	NM
Loss on debt extinguishment	—	(998)	998	NM
Net (losses) gains on sales of investment securities	(123)	1,022	(1,145)	NM
Credit related losses on investment securities	(154)	—	(154)	NM
Total non-interest income	$71,462	$69,713	$1,749	2.51%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the nine months ended September 30, 2012 and 2011 totaled $71.5 million and $69.7 million, respectively, and its components changed primarily due to the following items:

Increases:

•
The income derived from the Company’s mortgage banking operations increased $1.7 million for the nine months ended September 30, 2012 compared to the prior year period as mortgage activity increased due to declining interest rates.

•
The change in fair value of the Company’s subordinated debentures accounted for at fair value (Nasdaq: “NPBCO”) increased non-interest income by $0.9 million in 2012 compared to a $1.0 million reduction in 2011.

Decreases:

•	Service charges on deposit accounts decreased $2.4 million due to declines in overdraft volume.

Non-Interest Expense

(dollars in thousands)	Nine Months Ended
	September 30,
NON-INTEREST EXPENSE	2012	2011	Increase (Decrease)
Salaries, wages and employee benefits	$94,170	$92,666	$1,504	1.62%
Premises and equipment	21,428	21,287	141	0.66%
FDIC insurance	3,734	8,396	(4,662)	(55.53)%
Other operating expenses	38,716	43,662	(4,946)	(11.33)%
Total non-interest expense	$158,048	$166,011	$(7,963)	(4.80)%

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)
	Nine Months Ended
	September 30,
Efficiency Ratio Calculation	2012	2011
Non-interest expense	$158,048	$166,011

Net interest income (taxable equivalent)	$204,713	$210,625
Non-interest income	71,462	69,713
Less:
Loss on sale of building	—	(1,000)
Loss on debt extinguishment	—	(998)
Net gains (losses) from fair value changes on subordinated debentures	936	(987)
Net (losses) gains on investment securities	(277)	1,022
Adjusted revenue	$275,516	$282,301

Efficiency Ratio	57.36%	58.81%

(1)	Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Continued focus on expense controls reduced expenses overall, as demonstrated by an efficiency ratio of 57.36% for the first nine months of 2012. Non-interest expense for the nine months ended September 30, 2012 totaled $158 million, an $8.0 million decrease when compared to the same period in the prior year. FDIC insurance decreased $4.7 million compared to the nine months ended September 30, 2011, due to a change to the assessment framework and the improving risk profile of the Company, and other operating expenses continue to be controlled.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2012 was $24.2 million compared to $19.3 million for the nine months ended September 30, 2011. During the first nine months of 2012, pre-tax income increased while tax-free income and other permanent items remained stable, resulting in an effective tax rate of 24.7% compared to 22.4% for the prior year period. The Company’s net deferred tax asset (“DTA”) decreased to $53.5 million at September 30, 2012, primarily from the reduction of the allowance for loan and lease losses and an increase to the fair value of investment securities available-for-sale.

Each quarter, the Company evaluates the realizability of the DTA. As of September 30, 2012, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion, the Company carefully weighed both positive and negative evidence. Through the first nine months of 2012, the Company has performed in line with management projections. Therefore, management believes the DTA continues to be realizable and will be fully utilized as planned.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2012:

(dollars in thousands)		Payments Due by Period:
	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,461,658	$893,960	$397,098	$170,087	$513
Structured repurchase agreements	75,000	25,000	50,000	—	—
Federal Home Loan Bank advances	462,720	17,000	52,500	54,740	338,480
Subordinated debentures	144,374	—	—	—	144,374
Minimum annual rentals on non-cancelable operating leases	43,458	6,808	11,453	8,701	16,496
Total	$2,187,210	$942,768	$511,051	$233,528	$499,863

As part of the restructuring of FHLB advances in August of 2012, the Company obtained the option to redeem $400 million of advances, in part or in whole, during the first and/or second quarter of 2013 with no additional prepayment penalty.

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

As measured using the consolidated statement of cash flows, the Company used $119 million and $163 million of net cash and equivalents for the nine months ended September 30, 2012 and 2011, respectively. Operating activities generated $83.8 million of net cash for the nine months ended September 30, 2012 compared to $93.2 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, cash was deployed in the following ways:

Investing activities

•	$309 million of investment security purchases

•	$81.6 million net increase in loans and leases

Financing activities

•	$115 million reduction in certificates of deposit

•	$164 million of repayments of FHLB advances and structured repurchase agreements

•	$21.2 million of treasury stock repurchased

•	$31.8 million of cash dividends paid to common shareholders

During the nine months ended September 30, 2012, cash was generated from the following additional sources:

Investing activities

•	$316 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$188 million increase in core deposits

Capital

At September 30, 2012, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
National Penn	12.78%	12.00%	17.45%	17.12%	18.70%	18.38%
National Penn Bank	10.69%	11.03%	14.75%	15.91%	16.01%	17.17%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

National Penn and National Penn Bank exclude from regulatory capital a portion of deferred tax assets, since these regulations are more restrictive than GAAP as it relates to the usage and recognition of deferred tax assets.

Subsequent to September 30, 2012, the Board of Directors of National Penn Bank authorized and paid a $75 million dividend to National Penn.

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2012:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,569,777	$697,985	$212,206	$123,088	$536,498
Letters of credit	142,752	130,156	12,445	151	—
Total	$1,712,529	$828,141	$224,651	$123,239	$536,498

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.6 million at September 30, 2012.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	September 30,
(in basis points)	2012	2011
300	2%	8%
200	2%	6%
100	1%	3%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% and 5% based upon net interest income for the twelve months ended September 30, 2012 and 2011, respectively.

Recent guidance from the Federal Reserve indicates interest rates are expected to remain at current levels through 2015. In response to this guidance, National Penn restructured $400 million of FHLB advances to move its interest rate risk profile to be less asset sensitive. As measured by the net interest income analysis, the Company continues to have an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company would benefit over the next twelve months. For additional details on the FHLB restructuring refer to Footnote 6 within Item 1 of this Report.

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

As of September 30, 2012, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

While a few of the Dodd-Frank Act’s provisions became effective immediately, many have yet to be implemented because the issuance of some rules has been delayed and the deadlines for adoption of other rules have not yet been reached.  In addition to the Dodd-Frank Act, the Federal Reserve Board issued in September 2012 proposed new capital rules consistent with Basel III, which includes the phase-out of Tier 1 capital treatment for trust preferred securities of banking companies of National Penn’s asset size. National Penn is also subject to changes in accounting rules and interpretations.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and its implementing rules as they are finalized and released.  Doing so may increase National Penn’s costs of operations.  In addition, in some cases, National Penn’s ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn’s financial performance, the calculation of its capital ratios, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn’s shareholders.

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

National Penn's investment portfolio includes approximately $38 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of September 30, 2012. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. The Home Loan Bank is experiencing a potential capital shortfall, has suspended its quarterly cash dividend, and could possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At September 30, 2012, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which 150 million shares were outstanding as of September 30, 2012, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn’s Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may further reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2012, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval.  However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2012, National Penn’s Board of Directors approved a fourth quarter 2012 cash dividend of $0.10 per share.  There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2012:

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	—	$—	—	5,342,498
August 1, 2012 through August 31, 2012	300,070	$8.80	300,070	5,042,428
September 1, 2012 through September 30, 2012	—	$—	—	5,042,428
Total	300,070	8.80	300,070

1.	National Penn's current repurchase program was announced by the Board of Directors on April 2, 2012 and the program is authorized for the remainder of 2012.

2.	The number of shares approved for repurchase under National Penn's current stock repurchase program is 7,500,000.

3.	The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 8, 2012	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 8, 2012	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Chief Financial Officer