Form 10-K
period 2012-12-31
NATIONAL PENN BANCSHARES INC
filed 2013-03-01
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2012, was $1.2 billion.

As of February 22, 2013, the Registrant had 145,531,899 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 23, 2013 -- Part III.

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

National Penn was incorporated in January 1982.  We provide a diversified range of financial services, principally through our national bank subsidiary, National Penn Bank including its KNBT and Nittany divisions. During the first quarter of 2013, the KNBT and Nittany divisions will be renamed National Penn.

We also conduct business through various other direct or indirect subsidiaries.  These other subsidiaries are engaged in activities related to the business of banking.  National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company (“NPITC”) division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; National Penn Insurance Services Group, Inc., including its Higgins Insurance and Caruso Benefits divisions.

•
At December 31, 2012, National Penn operated 114 retail branch offices throughout thirteen counties in eastern Pennsylvania, five retail branch offices in Centre County, Pennsylvania, and one retail branch office in Cecil County, Maryland.

•
At December 31, 2012, National Penn had total assets of $8.5 billion, total loans of $5.2 billion, total deposits of $5.9 billion, and total shareholders’ equity of $1.2 billion. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this Report.

Market Area

National Penn is headquartered in Boyertown, Berks County, Pennsylvania.  Boyertown is located in eastern Berks County, which strategically positions National Penn between Philadelphia to the southeast, Allentown and Bethlehem to the northeast, and Reading and Lancaster to the west. On October 16, 2012, we announced our plan to move the headquarters of National Penn Bancshares, Inc. and National Penn Bank to Allentown, Pennsylvania in 2014.

During 2012, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area.

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

Our business strategy is supported by a strong delivery system that emphasizes  customer service.  We have divided our delivery into lines of business and into regions based primarily on geographic considerations.  Each region is managed by a regional president who reports to the Chief Banking Officer.  The executives and professionals in our regions and lines of business coordinate our sales and servicing efforts in order to effectively serve our current customers and gain new customers.  The purpose of this delivery design is to better leverage our centralized marketing and servicing efforts, thereby increasing sales of the wide range of products and services that we offer.  We believe that this cross-functional approach leads to more responsive service for our customers who, in turn, reward us with more of their total financial services business.

Operating Segments

At December 31, 2012, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 19 to the consolidated financial statements included at Item 8 of this Report.  Footnote 19 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Community Banking Segment

Commercial Banking Commercial banking is our primary business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $40 million as of December 31, 2012, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high-quality relationships with strict guidelines related to customer credit worthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe this distinguishes us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services, including remote deposit capture, disbursement, collection, investment and electronic banking services.  Our customized product offerings are tailored to serve a wide range of customers from small business and middle market clients to municipalities and school districts with a focus on cost effective products designed to improve cash flow and cash utilization. We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs, and we offer U.S. Small Business Administration (“SBA”) products to qualified borrowers. As of December 31, 2012, our commercial loan portfolio was $3.5 billion, which represents 67% of our total loans outstanding.

Consumer Banking   We offer a full range of deposit accounts, which include demand, NOW, money market, other checking and savings accounts, and certificates of deposit.  We also offer consumer loan products such as installment loans, home equity loans, residential mortgage loans, education loans and credit cards.  In addition, we offer automated teller services, safe deposit and night depository facilities and internet banking services, including on-line bill paying and mobile banking.  We continue to focus our efforts in further development of retail products and services, especially transaction deposit accounts.

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

National Penn Wealth Management, N.A., a national trust company headquartered in Pennsylvania and a subsidiary of National Penn Bank, offers investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions. National Penn Investors Trust Company (“NPITC”) serves the asset management needs of clients. NPITC works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”), to deliver strong investment returns through customized and highly disciplined investment strategies.

Securities brokerage services are also provided by a third party vendor, under the name "National Penn Investment Services." National Penn Capital Advisors, a separate RIA, focuses on providing a wide range of 401(k), investment, and consulting solutions for the retirement plan market. The wealth management group currently manages $2.3 billion of assets and administers or advises another $2.2 billion of client assets.

National Penn Insurance Services Group, Inc. ("NPISG") and its Higgins Insurance Associates division provide property and casualty insurance services for individuals and businesses. NPISG's Caruso Benefits Group division offers specialized employee benefits consulting services. NPISG and its two divisions currently serve over 11,000 customers.

For the year ended December 31, 2012, our efforts in the wealth and insurance businesses produced fee income for the Company of $37.5 million.

For those individuals requiring the highest levels of service and ease when it comes to the management of their personal and business finances, National Penn Wealth Management offers Private Banking.  These relationships are serviced on a one-on-one basis by individual private bankers. Private Banking advantages include: a dedicated banker to navigate the Company and meet the client’s financial needs, special deposit and lending services, a wide range of investment and insurance services, and a full range of consumer and business banking services. Private Banking customers are high net worth individuals with income of $250,000 or more and investible net worth of $500,000 or more.

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

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 56 retail branch offices.  At December 31, 2012, National Penn had approximately $8.5 billion in total assets, and National Penn Bank conducted operations through 120 retail branch offices.

In 2012, National Penn's net income was $98.9 million, or $0.66 per diluted common share. Net income increased 17% compared to 2011 due to continued improvement in already strong asset quality metrics, modest improvement in non-interest income, careful management of expense and maintenance of net interest margin at 3.50%. During 2012, National Penn paid cash dividends of $0.41 per common share, including the accelerated payment of its first quarter 2013 dividend of $0.10 per common share. Also, National Penn completed a 7.5 million common share repurchase program at a weighted-average price of $9.00 per share. With strong earnings and capital management initiatives, National Penn maintained a strong capital base with a total capital ratio of 17.80% at December 31, 2012.

Lending

Underwriting and Credit Administration

The Board of Directors, through the Director’s Enterprise Risk Management Committee, reviews our lending practices and policies.  The Credit Policy Committee approves loan authority for certain officers to be used individually or jointly and approves membership in the Company’s Loan Committee.  All approvals are performed on a joint signature or committee basis. Joint approvals range up to $10 million based upon the type of loan, industry sector and the credit risk rating of the relationship, and all other loans, which is generally a loan of $10 million or more, require approval from the Company's Loan Committee.  The Loan Committee is chaired by the Chief Credit Officer, with other executive and senior officers of the Company making up the balance of the Loan Committee.

Loan Portfolio

At December 31, 2012 and 2011, our portfolio was composed of the following balances by loan types:

	December 31, 2012		December 31, 2011
(dollars in thousands)		Percentage of		Percentage of
		Portfolio		Portfolio
Commercial and industrial loans	$2,495,855	47.6%	$2,420,027	46.6%

CRE - permanent	907,760	17.3%	855,524	16.5%
CRE - construction	125,878	2.4%	156,064	3.0%
Commercial real estate	1,033,638	19.7%	1,011,588	19.5%

Commercial loans	3,529,493	67.3%	3,431,615	66.1%

Residential mortgages	671,772	12.8%	710,322	13.7%
Home equity lines and loans	754,386	14.4%	747,558	14.4%
All other consumer	270,901	5.2%	286,390	5.5%
Consumer loans	1,697,059	32.4%	1,744,270	33.6%

Loans	5,226,552	99.7%	5,175,885	99.8%

Loans held-for-sale	14,330	0.3%	12,216	0.2%

Total loans	$5,240,882	100.0%	$5,188,101	100.0%

Commercial Lending

We have a well diversified loan portfolio comprised of loans to customers across many industries. We originate loans primarily through direct solicitation of the borrower, referral sources, and loan participations with other banks. Secured or unsecured loans are available to qualifying customers to facilitate their working capital needs, real estate development, equipment financing, accounts receivables and inventory expansion. Many of our commercial customers are small businesses to whom we offer a variety of products.

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

       Commercial and Industrial Loans

Commercial and industrial (“C&I”) loans typically help customers finance equipment; owner-occupied real estate; and short-term working capital needs, raw materials, finished inventory, and accounts receivable.  C&I loans may be either term loans or credit lines, depending upon each customer’s needs, and are repaid from cash flow from the customer’s business. Term loans can be fixed rate or floating rate and typically have a five year maximum maturity. Amortization is normally dependent upon the economic life of the pledged asset, which is typically owner-occupied real estate or equipment. Term loans with floating rates are typically indexed to the Prime rate or LIBOR.  Lines of credit are provided to customers with fluctuating cash flow needs allowing them to borrow, repay, and re-borrow funds on an as-needed basis up to a pre-determined limit. Lines of credit are typically committed for one year and renewed annually, but they may be granted for longer if warranted by the financial strength of the borrower and/or the collateral pledged. Repayment of the line of credit is dependent upon the business cash flow and/or the conversion of assets, such as accounts receivable and inventory.  Interest rates for lines of credit are usually floating, indexed to the Prime rate or LIBOR.

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

Investment Policies and Strategies

Our investment portfolio consists primarily of U.S. Agency and Municipal bonds. The Agency bonds include debentures, mortgage-backed securities, and collateralized mortgage obligations issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry lower risk-based capital requirements than certain other types of securities. The primary purpose of our investment portfolio is to provide a source of liquidity, and as a result we concentrate on buying high-quality, highly marketable securities. Additionally, the investment portfolio supports our pledging needs for funding purposes and is an essential tool in interest rate risk management.  The Board of Directors establishes investment management and interest rate risk management guidelines.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2012, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2013.

Employees

At December 31, 2012, National Penn and its subsidiaries had 1,772 full- and part-time employees.  Our Full-time Equivalent ("FTE") employee count is 1,648.

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

If any insured depository institution subsidiary of a bank holding company becomes  “undercapitalized” (as defined by regulations) and is required to file a capital restoration plan with its appropriate federal banking agency, the Federal Deposit Insurance Act (“FDIA”) requires a bank holding company to guarantee the depository institution's compliance with its capital restoration plan, up to specified limits.

The BHCA gives the Federal Reserve the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The BHCA prohibits National Penn from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the Federal Reserve.  Such a transaction may also require approval of the Pennsylvania Department of Banking and Securities.  Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

The Federal Reserve's regulations concerning permissible non-banking activities for National Penn provide fourteen categories of functionally related activities that are permissible non-banking activities. These are:

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

Dividend Restrictions

National Penn is a legal entity separate and distinct from National Penn Bank and National Penn's other direct and indirect bank and non-bank subsidiaries.

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

Federal and state laws regulate the payment of dividends by National Penn's subsidiaries.  See “Supervision and Regulation - Regulation of National Penn Bank” in this Item 1 and refer to Footnote 14 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines.

    Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  Capital adequacy guidelines are intended to ensure that bank holding companies have adequate capital given the risk levels of its assets and off-balance sheet financial instruments.  The guidelines require that bank holding companies maintain minimum ratios of capital to risk-weighted assets.  For purposes of calculating the ratios, a bank holding company's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories and its capital is classified in one of three tiers.

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company. At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2012, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 16.54% and 17.80%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2012, National Penn's leverage ratio was 12.16%.

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

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  Beginning April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC changed its methodology for determining assessment rates. While, historically, assessments were generally based on domestic deposits coupled with the risk classification of a depository institution, the new rate schedule is based on average consolidated total assets minus average tangible equity (Tier 1) capital. Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution's overall risk relative to other large institutions. The FDIC also may impose special assessments at any time it estimates that Deposit Insurance Fund reserves will fall to a level that would adversely affect public confidence. National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2012, and expects to be required to pay regular insurance assessments to the FDIC in 2013.

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

Regulation of Other Subsidiaries

National Penn Wealth Management, N.A., a direct subsidiary of National Penn Bank, is a limited purpose national trust company regulated by the OCC.  National Penn Bank's other direct non-bank subsidiaries are also subject to regulation by the OCC. In addition, National Penn Capital Advisors, Inc. and Institutional Advisors, LLC, investment advisory firms, are each primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank's insurance agency subsidiary, National Penn Insurance Services Group, Inc., is primarily subject to regulation by the Pennsylvania Department of Insurance.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the most extensive overhaul of the laws regulating the U.S. financial services industry since the Great Depression, was signed into law. Dodd-Frank creates a new federal oversight function for identifying and managing systemic financial risks, reorganizes the federal bank regulatory structure and imposes new standards and limitations on commercial banking, securities and insurance activities. A number of provisions became effective immediately, but many have delayed effective dates and extended implementation timetables to allow the financial regulatory agencies to promulgate a broad array of new regulations. Although it is not possible to determine the ultimate impact of Dodd-Frank before the extensive rulemaking process is completed, the following provisions are believed to be of greatest significance to National Penn and its subsidiaries:

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

•	Creates a new Consumer Financial Protection Bureau (CFPB) with broad rulemaking authority to administer, enforce and implement the federal consumer financial laws.

•
As implemented by OCC regulations, alters the federal preemption standard by subjecting national banks to state laws, including consumer financial laws that the OCC determines to be applicable to national banks in accordance with the decision of the U.S. Supreme Court in Barnett Bank of Marion County, N.A. v. Nelson.

•	Comprehensively subjects national bank subsidiaries and affiliates to all state laws by eliminating federal preemption authority historically available to them through their national bank affiliation.

•
As implemented by OCC regulations, authorizes a state attorney general to file a lawsuit against a national bank to enforce applicable state laws, including applicable consumer financial laws, in accordance with the decision of the U.S. Supreme Court in Cuomo v. Clearing House Assn.

•	As implemented by FDIC and banking regulations, permits FDIC-insured banks to pay interest on demand deposits accounts, including business and corporate accounts.

•
As implemented by Federal Reserve regulations, amends the Electronic Fund Transfer Act to require the Federal Reserve to set “reasonable and proportional” limits on interchange fees, including adjustments for fraud prevention, charged to merchants by debit card issuers.

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

During 2012 the following regulatory actions promulgated by the financial regulatory agencies became effective, implementing Dodd-Frank provisions having significance to the business of National Penn:

•
The OCC amended its securities regulations to remove references to credit ratings and nationally recognized statistical rating organizations and generally require national banks to make a non-ratings-based assessment of a security's creditworthiness, similar to the assessment currently required for the purchase of unrated securities.

•
The CFPB, basing its action on the annual increase in the Consumer Price Index, raised the dollar threshold for loan and lease transactions that are exempt from the requirements of the Truth in Lending Act and the Consumer Leasing Act.

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

In addition, GLBA includes significant provisions relating to the privacy of consumer and customer information.  These provisions apply to any company “the business of which” is engaging in activities permitted for a FHC, even if it is not itself a FHC.  Thus, they apply to National Penn, National Penn Bank, and their affiliates.  GLBA requires a financial institution to adopt and disclose its privacy policy, give consumers and customers the right to “opt out” of most disclosures to non-affiliated third parties, not disclose any account information to non-affiliated third party marketers and follow regulatory standards to protect the security and confidentiality of consumer and customer information.

National Penn believes GLBA will continue to narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Fair Credit Reporting Act

In 2008, the federal banking agencies issued regulations implementing the affiliate marketing provisions added to the Fair Credit Reporting Act by the Fair and Accurate Credit Transactions (FACT) Act.  The regulations require a financial institution to provide consumers with notice and an opportunity to “opt out” before certain information can be received from, or disclosed to, an affiliate for the purpose of making a marketing solicitation. Implementing Dodd-Frank provisions that amend the FACT Act, the Federal Reserve issued regulations requiring financial institutions to disclose credit scores to consumers if they use credit scores in setting the material terms of credit.

USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of governmental policy covering financial institutions.  The USA PATRIOT Act of 2001 (the “Patriot Act”), which amended the Bank Secrecy Act, gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information-sharing.  It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act.  These regulations impose obligations on National Penn to maintain appropriate policies, procedures and controls to detect, prevent and report potential money laundering and terrorist financing activities and to verify the identity of its customers.   Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws and regulations could have an adverse impact on National Penn's business.

Interest on Reserves

Federal Reserve regulations direct that interest be paid on the required and excess reserve balances held by depository institutions at Federal Reserve Banks.

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

Troubled Asset Relief Program

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law for the purpose of providing the U.S. Treasury ("Treasury") with the authority and facilities to restore liquidity and stability to the U.S. economy. Central to the EESA is the Troubled Asset Relief Program (“TARP”), under which the Treasury can purchase troubled assets from any financial institution subject to appropriate terms and conditions that minimize the long-term negative impact on U.S. taxpayers. The Treasury created the TARP Capital Purchase Program (“CPP”) to enable it to make capital investments in public and private banking institutions.

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

On March 16, 2011, National Penn redeemed all its shares of senior preferred stock held by the Treasury, and on April 13, 2011, National Penn repurchased from the Treasury the warrant which the Treasury held for the purchase of National Penn common stock.  As a result, National Penn is no longer required to comply with the dividend and executive compensation and corporate governance standards applicable to participants in TARP CPP.

Item 1A.  RISK FACTORS

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to significantly improve in the near future.

Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Concerns over the slow economic recovery, the level of national debt, unemployment, the availability and cost of credit, the housing market, inflation levels, the U.S. debt ceiling, the European sovereign debt crisis, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In addition, the financial turmoil in Europe continues to be a threat to global capital markets. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also experienced periods of heightened volatility and turmoil, with issuers (such as our Company) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and other market disturbances may have an adverse effect on us, in part because a portion of our assets are investment securities and also because we are dependent upon customer behavior. Our revenues, including net interest income and net interest margin, are susceptible to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The economic slowdown has resulted in legislative and regulatory actions including the enactment of the Dodd-Frank Act that will further impact our business. In addition, we cannot predict whether there will be additional legislative or regulatory actions, when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

National Penn's failure to comply with the pervasive and comprehensive federal and state regulatory requirements to which its operations are subject may harm its business and financial results, its reputation, and its share price.

National Penn is supervised by the Federal Reserve, and National Penn Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”). Accordingly, National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations, which put each of them at risk of being the subject of a formal or informal supervisory enforcement action. The expansive regulatory framework is primarily designed to protect consumers, depositors and the government's deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny.  Failure by National Penn to comply with these requirements could result in adverse action by regulators, which would negatively affect National Penn's reputation and could adversely affect National Penn's ability to manage its business, and as a result, could be materially adverse to National Penn's shareholders.

The impact of legislation, including proposed legislation, and government programs adopted in response to the economic downturn, the recent U.S. debt ceiling and budget deficit concerns cannot be predicted at this time, and such legislation is subject to change.  In addition, the failure of the financial markets to stabilize, and a continuation or worsening of current financial market conditions, could materially and adversely affect National Penn's business, results of operations, financial condition, access to funding and the trading price of National Penn's common stock.

New or changed governmental legislation or regulation and accounting industry pronouncements could adversely affect National Penn.

Changes in federal and state legislation and regulation may affect National Penn's operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act continues to require significant changes to the U.S. financial system, including among others:

•
Requirements on banking, derivative and investment activities, including: the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts proprietary trading and the sponsorship of, or the acquisition or retention of ownership interests in, private equity funds.

•
The creation of the Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more.

•
The Bureau of Consumer Financial Protection has issued new regulations that may have a significant impact on compliance requirements for National Penn Bank, including in the area of mortgage lending activities.

•	The creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

•
Provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, including the requirement that National Penn submit its executive compensation program to an advisory (non-binding) shareholder vote.

•	A provision that broadens the base for FDIC insurance assessments.

•
A provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

Some of these provisions have yet to be implemented because the issuance of some rules has been delayed and the deadlines for adoption of other rules have not yet been reached.

In addition to the Dodd-Frank Act, the Federal Reserve Board issued in September 2012 proposed new capital rules consistent with Basel III, which include the phase-out of Tier 1 capital treatment for trust preferred securities of banking companies of National Penn's asset size. National Penn is also subject to changes in accounting rules and interpretations.

National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and its implementing rules as they are finalized and released, which may increase National Penn's costs of operations.  In addition, in some cases, National Penn's ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn's financial performance, the calculation of its capital ratios, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn's shareholders.

Past deterioration in credit quality, particularly in commercial, construction and real estate loans, has adversely impacted National Penn and delayed improvement in credit quality could adversely impact National Penn.

In late 2008, National Penn began to experience a downturn in the overall credit performance of its loan portfolio, as well as acceleration in the deterioration of general economic conditions.  National Penn believes that this deterioration, as well as a significant increase in national and regional unemployment levels and decreased sources of liquidity, have been the primary drivers of increased stress being placed on many borrowers and is negatively impacting borrowers' ability to repay.

Delayed improvement or another period of deterioration in the quality of National Penn's credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on National Penn's capital, financial condition and results of operations.

Commercial, construction and real estate loans increase our exposure to credit risk.

At December 31, 2012, $3.5 billion, or 67.3%, of our loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

If we do not manage our capital position strategically, our return on equity could be lower compared to our competitors as a result of our high level of capital.

If we are unable to use strategically our excess capital, or to successfully continue our capital management programs (such as the stock repurchase program or quarterly dividends to our investors), then our goal of generating a return on average equity that is competitive, by increasing earnings per share and book value per share, without assuming undue risk, could be delayed or may not be attained. Failure to achieve a competitive return on average equity might decrease investments in our common stock and might cause our common stock to trade at lower prices.

National Penn is subject to regulatory capital requirements and may need to, or may be compelled to, raise additional capital in the future. However, capital may not be available when needed and on terms favorable to current shareholders.

Federal banking regulators require National Penn and National Penn Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by National Penn's management and board of directors based on capital levels that they believe are necessary to support National Penn's business operations.  To be “well capitalized” under current bank regulatory guidelines, banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

If National Penn raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Please refer to the risk factor below titled “There may be other dilution of National Penn's equity, which may adversely affect the market price of National Penn's common stock.” Furthermore, a capital raise through issuance of additional shares may have an adverse impact on National Penn's stock price. New investors may also have rights, preferences and privileges senior to National Penn's current shareholders, which may adversely impact its current shareholders. National Penn's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, National Penn cannot be certain of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If National Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect National Penn's operations, financial condition and results of operations.

National Penn's allowance for loan and lease losses may prove inadequate or National Penn may be required to make further additions to its allowance for loan and lease losses because of credit risk exposure.

If the economy and/or the real estate market weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

National Penn reviews the adequacy of its allowance for loan losses, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets, classified assets and other regulatory requirements. As a result of these considerations, National Penn evaluates the need to increase or decrease its allowance for loan losses.  This evaluation is inherently subjective, as it requires numerous estimates and there may be unanticipated adverse changes to the economy caused by recession, inflation, unemployment or other factors beyond National Penn's control.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary materially from our current estimates. If the credit quality of National Penn's customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, National Penn's business, financial condition, liquidity, capital and results of operations could be materially and adversely affected.

National Penn's financial performance is directly affected by interest rates.

Changes in interest rates may reduce profits. The primary source of income for National Penn currently is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because our interest-bearing liabilities reprice or mature at different times than our interest-earning assets, interest rates and changes thereto may result in a decrease in our net interest income. However, our ability to lower our interest expense is limited at the current lower interest rate levels, while the average yield on our interest-earning assets may continue to decrease. We have been able to achieve a relatively stable net interest margin over the last several years; however, a failure to effectively manage our interest rate risk could adversely affect us. Factors beyond our control can significantly influence the interest rate environment and increase our risk, and could materially adversely affect National Penn's net interest spread, loan origination volume, asset quality and overall profitability.

National Penn could experience unanticipated costs and disruptions to our operations in connection with our corporate relocation plan.

National Penn announced in October 2012, a corporate relocation plan, whereby we plan to open a Reading Area Business Center and move our corporate headquarters to Allentown, Pennsylvania over the next two years, while maintaining a presence in Boyertown. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, together with the preliminary stages of this project, the costs associated with this project may be higher than we have estimated and it may take us longer than expected to complete the project. In addition, the process of moving our corporate headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania, and to a lesser extent, National Penn's deposit base is primarily generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions from 2008 through 2012 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $42.2 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of December 31, 2012. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. If the Home Loan Bank experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At December 31, 2012, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of December 31, 2012, National Penn had a deferred tax asset of approximately $51.4 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

National Penn may be required to pay higher FDIC premiums or special assessments that could adversely affect our earnings.

Bank failures over recent years severely depleted the FDIC's insurance fund.  In response, the FDIC took various measures in 2009 and early 2010. The Dodd-Frank Act, adopted in July 21, 2010, requires the FDIC to increase reserves against future losses, which will require increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. In addition, the FDIC may issue a special assessment across all FDIC insured institutions. Any future increases in assessments or higher periodic fees could adversely affect National Penn's earnings.

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

In attracting business and consumer deposits, National Penn Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of National Penn's competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than National Penn, which could decrease the deposits that National Penn attracts or require National Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect National Penn's ability to generate the funds necessary for lending operations. As a result, National Penn may need to seek other sources of funds that may be more expensive to obtain and could increase National Penn's cost of funds.

National Penn Bank and National Penn's non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn's non-bank competitors are subject to less extensive regulations than those governing National Penn's banking operations. As a result, such non-bank competitors may have advantages over National Penn Bank and its non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn's margins on banking and non-banking services reduce its market share and adversely affect its earnings and financial condition.

Inability to hire or retain key personnel could adversely affect National Penn's business.

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

In conducting its business, National Penn relies heavily on its information systems. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not. Any such failure, interruption or breach could result in failures or disruptions in National Penn's customer relationship management, general ledger, deposit, loan and other systems.  A breach of National Penn's information security may result from fraudulent activity committed against National Penn or its clients, resulting in financial loss to National Penn or its clients, or privacy breaches against National Penn's clients.  Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering or other deceptive acts.  The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions or security breaches of National Penn's information systems could damage National Penn's reputation, cause National Penn to incur additional expenses, result in losses to National Penn or its clients, result in a loss of customer business and data, affect National Penn's ability to grow its online services or other businesses, subject National Penn to regulatory sanctions or additional regulatory scrutiny, or expose National Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on National Penn's financial condition and results of operations.

If National Penn's information technology is unable to keep pace with its growth or industry developments, National Penn's financial performance may suffer.

Effective and competitive delivery of National Penn's products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors, such as firms which license their software solutions to National Penn. In addition to better serving customers, the effective use of technology increases efficiency and enables National Penn to reduce costs. National Penn's future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of National Penn's competitors have greater resources to invest in technological improvements. As technology in the financial services industry changes and evolves, as is occurring in the payments industry, keeping pace becomes increasingly complex and expensive for National Penn.  There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. In addition, the ongoing development and increasing use of "social media" presents challenges and opportunities that can lead to product communication and innovation issues as well as reputation risk.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 145 million shares were outstanding as of December 31, 2012, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for compensation including shares available for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2012, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval.  However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2012, National Penn's Board of Directors approved a fourth quarter 2012 cash dividend of $0.10 per share. Additionally, in December 2012, the Board of Directors approved a first quarter 2013 cash dividend of $0.10 per share, which was accelerated and paid in December 2012. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

Severe weather and natural disasters may negatively affect National Penn's local economies or disrupt its operations, which could have an adverse effect on our business or results of operations.

National Penn's market area may experience severe weather events or natural disasters, such as hurricanes, blizzards, and other extreme weather conditions. Natural disasters and other severe weather events could negatively impact regional economic conditions; result in a decline in local loan demand and loan originations; cause a decline in the value or destruction of properties securing National Penn's loans and an increase in delinquencies, foreclosures or loan losses; damage its banking facilities and offices; and negatively impact National Penn's growth strategy. National Penn's management cannot calculate the effect of or predict whether or to what extent damage caused by severe weather or natural disasters would affect National Penn's operations. National Penn's business or results of operations may be adversely affected by these and other negative effects of such natural disasters.

National Penn may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

National Penn and its subsidiaries have been and may continue to be involved from time to time in a variety of litigation arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. National Penn believes the risk of litigation generally increases during downturns in the national and local economies.  National Penn's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm National Penn's reputation and may cause it to incur significant expense.  Should the ultimate judgments or settlements in any litigation exceed National Penn's insurance coverage, they could have a material adverse effect on National Penn's financial condition, results of operations and cash flows.  In addition, National Penn may not be able to obtain appropriate types or levels of insurance in the future, nor may National Penn be able to obtain adequate replacement policies with acceptable terms, if at all.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•	National Penn's branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn's products and services.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

•
Expansion of National Penn's product and service offerings may take longer, and may meet with more effective competitive resistance from others already offering such products and services, than expected.  Additionally, new product development by new and existing competitors may be more effective, and take place more quickly, than expected.

•
National Penn may be unable to attract, motivate, and/or retain key executives and other key personnel due to intense competition for such persons, National Penn's cost saving strategies, increased governmental oversight or otherwise.

•	Growth and profitability of National Penn's non-interest income or fee income may be less than expected, particularly as a result of current financial market conditions.

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

•	Current stresses in the financial markets may inhibit National Penn's ability to access the capital markets or obtain financing on favorable terms.

•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn's earnings.

•	Changes in consumer spending and savings habits could adversely affect National Penn's business.

•
Negative publicity with respect to any National Penn product or service, employee, director or other associated individual or entity whether legally justified or not, could adversely affect National Penn's reputation and business.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn Bancshares, Inc. does not own or lease any property.  Currently, National Penn Bank owns 82 properties and leases 88 other properties.   National Penn’s other direct and indirect subsidiaries lease 8 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

The principal office of National Penn and National Penn Bank is owned by National Penn Bank and located at Philadelphia and Reading Avenues, Boyertown, Pennsylvania 19512; six other owned or leased properties are located in the immediate vicinity of the principal office.  National Penn Bank also owns the principal office of the KNBT Division (Northern Region headquarters), located at 90 Highland Avenue, Bethlehem, Pennsylvania, and the operations center located at 236 Brodhead Road, Bethlehem, Pennsylvania.

On October 16, 2012, we announced our plan to move the headquarters of National Penn Bancshares, Inc. and National Penn Bank to Allentown, Pennsylvania in 2014.

National Penn Bank, including all divisions, currently operates 119 retail branch offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  Fifty-eight of these retail branch offices are owned; 62 are leased.   In addition, National Penn Bank presently owns 125 automated teller machines located throughout these fifteen counties, which are primarily located at retail branch office locations.

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of March 1, 2013, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years
Scott V. Fainor	51
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

Michael J. Hughes	56
Senior Executive Vice President and Chief Financial Officer since August 31, 2009.  Chief Executive Officer of BSCV, Inc. and Chief Restructuring Officer at Boscov’s Department Store, LLC from May 2008 through August 30, 2009.  Chief Operating Officer of Griffin Financial LLC, an investment banking firm, from August 2002 through April 2008.

Sandra L. Bodnyk	61
Senior Executive Vice President & Chief Risk Officer since March 26, 2009.  Group Executive Vice President, Consumer/Small Business Banking from February 1, 2008 through March 26, 2009.  Senior Executive Vice President and Chief Risk Officer of KNBT Bancorp, Inc. and Keystone Nazareth Bank & Trust Company from July 2006 to February 2008.  Executive Vice President and Chief Risk Officer of Keystone Nazareth Bank from May 2005 to July 2006.

David B. Kennedy	51
Senior Executive Vice President and Chief Banking Officer since January 1, 2010.  President of Northern Region from February 1, 2008 to March 1, 2010.  Executive Vice President and President of Greater Lehigh Valley Region of KNBT from May 2005 to February 2008.

H. Anderson Ellsworth	65
Group Executive Vice President, Corporate Secretary and Chief Legal Officer since January 18, 2011. Executive Vice President and Securities Law Compliance Director of National Penn from January 2007 to January 2011.  Senior Vice President from October 2004 to December 2006.

Keene S. Turner, CPA	33
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

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2012, National Penn had 7,648 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

Market Value of Common Stock

	2012		2011
	High	Low	High	Low
1st Quarter	$9.29	$8.30	$8.73	$7.28
2nd Quarter	9.55	8.29	8.32	6.80
3rd Quarter	9.79	8.67	8.22	6.14
4th Quarter	9.49	8.57	8.67	6.77

Cash Dividends Declared on Common Stock

	2012	2011
1st Quarter	$0.05	$0.01
2nd Quarter	0.07	0.01
3rd Quarter	0.09	0.03
4th Quarter	0.10	0.04
1st Quarter 2013 (a)	0.10

(a) National Penn accelerated the payment of its 1st quarter 2013 cash dividend of $0.10 per common share into the fourth quarter of 2012

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

The Trust Preferred Securities of NPB Capital Trust II are reported on NASDAQ’s Global Select Market, under the symbol “NPBCO.”  At December 31, 2012, $63.2 million of these securities were issued and outstanding and had a par value of $25.00 with a preferred dividend of 7.85%. Refer to Footnote 20 within Item 8 of this Report for further information regarding the full redemption of these securities during the first quarter of 2013.

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

Private Placement

On October 20, 2010, the Company raised $63.3 million in capital as part of a $150 million common equity investment from Warburg Pincus, LLC, a private equity firm. 10,462,810 common shares were issued at a purchase price of $6.05 per share (based upon average market prices). The remainder of the investment was completed on January 7, 2011, whereby, Warburg Pincus invested $86.7 million in NPBC common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ investment in the Company, and as a result Warburg Pincus owned 16.4% of the Company’s common stock. During the third quarter of 2011, Warburg Pincus purchased 1,088,783 shares on the open market, increasing their ownership to 17.1% of the Company’s common stock. As a result of the Company's common stock repurchases in 2012, the ownership interest of Warburg Pincus increased to 17.8% of the Company's outstanding common stock as of December 31, 2012.

Stock Repurchases

In 2012, the Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn's common stock throughout 2012, which represented approximately five percent (5%) of the outstanding shares. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the fourth quarter 2012, the Company repurchased approximately 5 million shares completing the announced repurchase plan.

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions. Information on these restrictions is set forth in “Dividend Restrictions” in Item 1 and should be reviewed in conjunction with Footnote 14 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended December 31, 2012.

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	98,065	$8.90	98,065	4,944,363
November 1, 2012 through November 30, 2012	2,988,425	$9.08	2,988,425	1,955,938
December 1, 2012 through December 31, 2012	1,955,938	$9.35	1,955,938	—
Total	5,042,428	9.18	5,042,428

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2007, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

Total Return Performance
Index Value
150
125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
National Penn Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank
SNL Bank and Thrift

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
National Penn Bancshares, Inc.	100.00	100.20	41.50	57.91	61.56	71.15
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14

Source: SNL Financial LC, Charlottesville, VA
© 2013

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

Five Year Statistical Summary

(dollars in thousands, except share and per share data)	As of and for the
	Year Ended December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET
Total assets	$8,529,522	$8,486,281	$8,844,620	$9,483,910	$9,403,431
Total investment securities and other securities	2,334,739	2,314,111	2,259,690	2,180,541	1,919,889
Total loans, net	5,129,927	5,061,461	5,176,669	5,878,229	6,231,868
Deposits	5,935,565	5,874,819	6,059,173	6,738,852	6,389,886
Borrowings	1,344,324	1,370,399	1,590,996	1,633,434	1,735,270
Total shareholders’ equity	1,161,292	1,180,687	1,137,437	1,069,468	1,179,995
Tangible common equity (3) (4)	892,399	906,638	708,500	608,982	445,098
Percent shareholders’ equity to total assets	13.61%	13.91%	12.86%	11.28%	12.55%
Percent tangible common equity to tangible assets (3)	10.80%	11.04%	8.27%	6.64%	5.05%

Assets under administration	$4,445,086	$4,197,612	$3,973,910	$3,453,209	$3,108,267
Assets under management (included above)	$2,256,319	$2,141,737	$2,092,149	$1,789,987	$1,621,547

EARNINGS (2)
Total interest income	$316,828	$346,834	$387,249	$421,143	$466,236
Total interest expense	62,822	86,931	116,017	168,634	213,498
Net interest income	254,006	259,903	271,232	252,509	252,738
Provision for loan losses	8,000	15,000	95,000	154,025	32,497
Net interest income after provision for loan losses	246,006	244,903	176,232	98,484	220,241
Net gains (losses) from fair value changes on subordinated debentures	683	(2,530)	(10,373)	(4,427)	12,017
Net (losses) gains on sales of investment securities	(119)	2,719	214	(2,857)	648
Net impairment losses on investment securities	(154)	—	(1,390)	(101,791)	(99,496)
Loss on debt extinguishment	—	(2,633)	—	—	—
Loss on sale of building	—	(1,000)	—	—	—
Gain on pension curtailment	—	—	4,066	—	—
Other non-interest income	95,558	94,654	105,705	107,555	109,589
Goodwill impairment	—	—	8,250	275,000	—
Corporate reorganization expense	—	2,200	—	—	—
Other non-interest expense	210,310	221,197	233,426	233,616	216,531
Income (loss) before income taxes	131,664	112,716	32,778	(411,652)	26,468
Income tax expense (benefit)	32,754	25,172	11,441	(63,613)	(5,803)
Net income (loss)	98,910	87,544	21,337	(348,039)	32,271
Preferred dividends and accretion of preferred discount	—	(1,691)	(8,021)	(8,340)	(417)
Accelerated accretion from redemption of preferred stock	—	(1,452)	—	—	—
Net income (loss) available to common shareholders	$98,910	$84,401	$13,316	$(356,379)	$31,854

Cash dividends - common stock (1)	$61,401	$13,651	$5,136	$23,343	$49,680
Cash dividends - preferred stock	—	1,583	7,500	6,937	—
Dividend payout ratio - common (1)	62.08%	16.17%	38.57%	NM	155.96%
Return on average assets	1.17%	1.02%	0.23%	NM	0.36%
Return on average total shareholders' equity	8.25%	7.58%	1.95%	NM	3.30%
Return on average common shareholders’ equity	8.25%	7.50%	1.41%	NM	3.30%
Return on tangible common equity (3)	10.66%	9.95%	2.07%	NM	7.51%

PER SHARE DATA
Basic earnings (loss) available to common shareholders	$0.66	$0.56	$0.10	$(3.61)	$0.42
Diluted earnings (loss) available to common shareholders	0.66	0.56	0.10	(3.61)	0.42
Dividends paid in cash (1)	0.41	0.09	0.04	0.28	0.68
Book value (4)	8.00	7.77	7.23	7.33	12.83
Tangible book value (3)	6.15	5.97	5.18	4.84	5.45

Weighted average shares basic	150,566,098	151,386,614	128,118,298	98,818,526	76,185,375
Weighted average shares diluted	150,859,995	151,653,646	128,186,651	98,818,526	76,740,859

Staff – Full-time equivalents	1,648	1,688	1,728	1,756	1,780

(1) 2012 includes payment of the first quarter 2013 cash dividend of $0.10 per common share.
(2) Results of operations are included for KNBT beginning February 1, 2008, and Christiana Bank and Trust beginning January 4, 2008 through December 3, 2010.
(3) Non-GAAP measures are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4) The change in book value from 2008 to 2009 reflects $275 million of goodwill impairment recorded in 2009.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2012 and financial condition of the Company as of December 31, 2012, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2012, included in this Report at Item 8.

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

Allowance for Loan Losses

The methodology for determining the allowance for loan losses (“the allowance”) is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance.  The allowance is established through a provision for loan losses (“provision”) charged as an expense in the consolidated statement of income. The Company continually reassesses the allowance and charges off uncollectible loans against the allowance when circumstances do not warrant continuance of the loan, or a portion there of, as a realizable asset. Recoveries of assets previously written off, if any, are credited to the allowance when they are received. The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable loan losses. Management’s determination of the adequacy of the allowance is based on its evaluation of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates, including, among others, expected defaults, estimated loss in event of default, and the amount and timing of expected future cash flows or collateral liquidation values on impaired loans.  The process also considers historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, which the Company performs during the second quarter of each year. The Company has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of one of the Company's identified reporting units is less than its carrying value. If the results of the qualitative assessment indicate the potential for impairment, the Company would perform the two-step goodwill impairment analysis.

In performing the two-step goodwill impairment analysis, if necessary, the estimated fair value of each reporting unit is compared to it carrying value, inclusive of goodwill assigned to it. If the carrying value of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of income with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment analysis.

In performing its analysis of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

On an interim basis, the Company evaluates whether circumstances are present that could indicate potential impairment of its goodwill. These circumstances include, but are not limited to, prolonged trading value of the Company’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators or loss of key personnel. When the Company determines that these or other circumstances are present, the Company tests the carrying value of goodwill for impairment at an interim date.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of income for purposes of determining the current period’s net income.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions. Any interest and penalties related to uncertain tax positions is recognized in income tax expense in the consolidated statement of income.

Other-Than-Temporary Impairment

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes the consideration of numerous factors including the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of income. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income, net of the tax effect, and the “credit” component of the OTTI is included in the consolidated statement of income as a reduction to non-interest income.

2012 OVERVIEW

(dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011
EARNINGS
Total interest income	$316,828	$346,834
Total interest expense	62,822	86,931
Net interest income	254,006	259,903
Provision for loan losses	8,000	15,000
Net interest income after provision for loan losses	246,006	244,903
Loss on sale of building	—	(1,000)
Loss on debt extinguishment	—	(2,633)
Net gains (losses) from fair value changes of subordinated debentures	683	(2,530)
Net (losses) gains on investment securities	(273)	2,719
Other non-interest income	95,558	94,654
Corporate reorganization expense	—	2,200
Other non-interest expense	210,310	221,197
Income before income taxes	131,664	112,716
Income tax expense	32,754	25,172
Net income	98,910	87,544
Preferred dividends and accretion of preferred discount	—	(1,691)
Accelerated accretion from redemption of preferred stock	—	(1,452)
Net income available to common shareholders	$98,910	$84,401

Basic earnings available to common shareholders	$0.66	$0.56
Diluted earnings available to common shareholders	0.66	0.56
Dividends per common share (2)	0.41	0.09

Net interest margin	3.50%	3.52%
Efficiency ratio (1)	57.12%	59.03%
Return on average assets	1.17%	1.02%
Asset Quality Metrics
Allowance / total loans	2.12%	2.44%
Non-performing loans / total loans	1.03%	1.29%
Delinquent loans / total loans	0.46%	0.48%
Allowance / non-performing loans	206%	189%
Net charge-offs / average loans	0.46%	0.74%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.
(2) 2012 includes the accelerated payment of the first quarter 2013 cash dividend of $0.10 per common share.

Net income available to common shareholders increased 17% to $98.9 million, or $0.66 per diluted common share, for 2012 as compared to $84.4 million, or $0.56 per diluted common share, for 2011. Improvements in net income available to common shareholders resulted from the following items:

•
Net interest income totaled $254 million for the year ended December 31, 2012, compared to $260 million for the year ended December 31, 2011. The decrease in net interest income is the result of the continued low interest rate environment. However, the management of deposit and funding costs have helped to mitigate the effect of declining asset yields due to loan and investment repayment and replacement. Additionally, during the third quarter of 2012, the Company improved the cost of its borrowings through the restructuring of $400 million of fixed rate FHLB advances that had a weighted average interest rate of 4.59%. This transaction reduced the average cost of FHLB borrowings to 3.79% for the fourth quarter of 2012, a reduction of 71 basis points compared to the fourth quarter of 2011. Refer to Footnote 20 within Item 8 of this Report for further information regarding the completion of the Company's restructuring of the FHLB advances in the first quarter of 2013. The Company's interest rate management initiatives maintained net interest margin at 3.50% for the year ended December 31, 2012 on $7.8 billion of average earning assets.

•
The Company continues to benefit from improving asset quality. Classified loans declined by 29% during 2012, and non-performing loans declined to 1.03% of total loans at December 31, 2012. The allowance to non-performing loans was 206% at December 31, 2012 compared to 189% at December 31, 2011. Net charge-offs totaled $23.7 million, or 0.46% of average loans, for 2012, a 38.3% decline from $38.4 million, or 0.74% of average loans, for 2011. The improvement in asset quality resulted in a 46.6% or $7.0 million, decrease to the provision which totaled $8.0 million for the year ended December 31, 2012, compared to $15.0 million for the year ended December 31, 2011.

•
Other non-interest income improved modestly to $95.6 million for 2012. During 2012, low interest rates increased customer interest rate swap and mortgage banking income when compared to 2011. Service charges on deposit accounts offset the improvements to other non-interest income for the year ended December 31, 2012, due to declines in overdraft volume and changes in customer behavior.

•
Other non-interest expense continued to be well controlled during 2012, and declined 4.9% to $210 million, from $221 million for 2011. FDIC insurance and other operating expense reductions led to a $13.1 million net decline in non-interest expense for the year ended December 31, 2012, when compared to the year ended December 31, 2011. The efficiency ratio improved to 57.12% for 2012, from 59.03% for 2011, as the Company continued to effectively manage expense levels.

Adjusted net income and returns are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets.

(dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011
Adjusted net income reconciliation
Net income available to common shareholders	$98,910	$84,401
After tax unrealized fair value loss (gain) on subordinated debentures	(444)	1,645
Corporate reorganization expense	—	1,430
Accelerated accretion from redemption of preferred stock	—	1,452
Adjusted net income available to common shareholders	$98,466	$88,928

Earnings per share
Net income available to common shareholders	$0.66	$0.56
After tax unrealized fair value loss (gain) on subordinated debentures	—	0.01
Corporate reorganization expense	—	0.01
Accelerated accretion from redemption of preferred stock	—	0.01
Adjusted net income available to common shareholders	$0.66	$0.59

Average assets	$8,424,322	$8,603,252
Adjusted return on average assets	1.17%	1.03%

Adjusted net income increased 11%, or $9.5 million, to $98.5 million, or $0.66 per diluted share, for 2012 from $88.9 million, or $0.59 per diluted share, for 2011. Adjusted net income increased despite a modest reduction to net interest income, as asset quality trends and expense levels continue to be favorable. During 2012, the low interest rate environment resulted in increased customer interest rate swap and mortgage banking activity. Improving income trends resulted in a 14 basis point increase of adjusted ROA. For 2012, adjusted net income excludes a gain on the change in the fair value of the Company's subordinated debentures accounted for at fair value of $0.7 million, or $0.4 million after tax.

2011 adjusted net income available to common shareholders totaled $88.9 million, or $0.59 per diluted share, and included the following adjustments

•	Non-interest expense included a $2.2 million charge, or $1.4 million after tax ($0.01 per diluted share), for corporate reorganization expense.

•	Non-interest income included a $2.5 million loss, or $1.6 million after tax ($0.01 per diluted share), on the Company’s subordinated debentures accounted for at fair value.

•	Accelerated accretion from redemption of preferred stock of $1.5 million ($0.01 per diluted share).

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Balance Sheet

(dollars in thousands, except per share data)	As of December 31,
	2012	2011
Total cash and cash equivalents	$428,128	$451,522
Investment securities and other securities	2,334,739	2,314,111
Total loans	5,240,882	5,188,101
Total assets	8,529,522	8,486,281
Deposits	5,935,565	5,874,819
Borrowings	1,344,324	1,370,399
Shareholders' equity	1,161,292	1,180,687
Tangible book value per common share (1)	$6.15	$5.97
Tangible common equity / tangible assets (1)	10.80%	11.04%
(1) Refer to the Statement regarding Non-GAAP Financial Measures at the beginning of Item 7.

Loans and Allowance for Loan Losses

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

Federal Reserve economic data suggests the following trends:

•	Contacts in the Third District have reported modest growth in general retail sales, general services, commercial real estate, and new and used auto sales.

•	The commercial real estate sector reported little activity, and existing home prices remained stable overall.

•	The outlook among Third District business contacts is optimistic for at least modest growth with plans for future hiring significantly more expansive.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at December 31, 2012 and 2011:

(dollars in thousands)	December 31,
	2012	2011	Increase/(decrease)
Commercial and industrial loans	$2,495,855	$2,420,027	$75,828	3.1%

CRE - permanent	907,760	855,524	52,236	6.1%
CRE - construction	125,878	156,064	(30,186)	(19.3)%
Commercial real estate	1,033,638	1,011,588	22,050	2.2%
Commercial loans	3,529,493	3,431,615	97,878	2.9%

Residential mortgages	671,772	710,322	(38,550)	(5.4)%
Home equity lines and loans	754,386	747,558	6,828	0.9%
All other consumer	270,901	286,390	(15,489)	(5.4)%
Consumer loans	1,697,059	1,744,270	(47,211)	(2.7)%

Loans	$5,226,552	$5,175,885	$50,667	1.0%

Allowance for loan losses	110,955	126,640	(15,685)	(12.4)%

Loans, net	$5,115,597	$5,049,245	$66,352	1.3%

Loans held-for-sale	$14,330	$12,216	$2,114	17.3%

The following table summarizes the composition of the Company’s loan portfolio at each of the past five fiscal year-ends:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Commercial and industrial loans	$2,495,855	$2,420,027	$2,434,960	$2,803,144	$3,028,227
CRE - permanent	907,760	855,524	768,988	831,127	770,663
CRE - construction	125,878	156,064	281,056	406,331	453,462
Residential mortgages	671,772	710,322	752,629	827,968	922,593
Home equity lines and loans	754,386	747,558	745,124	785,445	820,806
All other consumer	270,901	286,390	331,181	352,457	316,518
Loans	5,226,552	5,175,885	5,313,938	6,006,472	6,312,269
Loans held for sale	14,330	12,216	12,785	18,028	3,605
Total loans	$5,240,882	$5,188,101	$5,326,723	$6,024,500	$6,315,874

Net loans increased by $66.4 million, or 1.3%, to $5.1 billion at December 31, 2012. Emphasis on loans to commercial and industrial customers resulted in a $75.8 million increase to this portfolio during the twelve months ended December 31, 2012, and commercial real estate loans increased $22.1 million from December 31, 2011. Commercial loan growth of $97.9 million, or 2.9%, was offset by payments and prepayments of consumer loans and sales of residential mortgage loans in the secondary market of $47.2 million during the same period. Additionally, loan growth of 1.0%, or $50.7 million, was inclusive of a $109 million, or 29.5%, decrease to classified loans since December 31, 2011. Net charge-offs totaled $23.7 million, and the provision was $8.0 million during the twelve months ended December 31, 2012 and resulted in a decrease to the allowance for loan losses which totaled $111 million at December 31, 2012.

Maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2012 are summarized below:

(dollars in thousands)	One Year	After One Year to	After Five
	or Less*	Five Years	Years	Total
Commercial and industrial loans	$607,259	$1,146,222	$742,374	$2,495,855
CRE - permanent	86,231	345,970	475,559	907,760
CRE - construction	46,334	68,236	11,308	125,878
Total	739,824	1,560,428	1,229,241	3,529,493
Predetermined interest rate	286,965	1,042,978	486,385	1,816,328
Floating interest rate	452,859	517,450	742,856	1,713,165
Total	$739,824	$1,560,428	$1,229,241	$3,529,493
*Demand loans, past-due loans and overdrafts are reported in "One Year or Less."

Determinations of maturities included in the loan maturity table are based upon contractual terms. Loans are renewed after an evaluation of the customer’s creditworthiness in accordance with the Company’s credit policy. This policy also provides parameters for use of customer credit lines.

The following table demonstrates select asset quality metrics for the past five years:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Non-performing loans	$53,908	$66,976	$82,111	$123,092	$32,595
Non-performing loans to total loans	1.03%	1.29%	1.54%	2.04%	0.52%
Delinquent loans	$24,048	$24,801	$27,806	$25,464	$20,782
Delinquent loans to total loans	0.46%	0.48%	0.52%	0.42%	0.33%
Classified loans (a)	$261,293	$370,439	$479,336	$501,485	$196,349
Classified loans to total loans	4.99%	7.14%	9.00%	8.32%	3.11%
Tier 1 capital and allowance	$1,093,103	$1,104,942	$1,074,197	$955,489	$825,628
Classified loans to Tier 1 capital and allowance	23.90%	33.53%	44.62%	52.48%	23.78%
Total loans	$5,240,882	$5,188,101	$5,326,723	$6,024,500	$6,315,874

(a) Includes non-performing loans

The following table summarizes the Company’s non-performing assets for the past five years:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Non-accrual commercial and industrial loans	$24,653	$31,081	$34,869	$40,248	$11,496

Non-accrual CRE-permanent	2,984	7,403	17,821	15,570	1,731
Non-accrual CRE-construction	5,446	12,218	19,392	47,057	10,884
Total non-accrual commercial real estate loans	8,430	19,621	37,213	62,627	12,615

Non-accrual residential mortgages	7,066	4,504	5,802	12,800	3,304
Non-accrual home equity lines and loans	3,692	3,046	2,133	1,920	1,714
All other non-accrual consumer loans	1,705	3,176	2,094	4,921	2,841
Total non-accrual consumer loans	12,463	10,726	10,029	19,641	7,859

Total non-accrual loans	45,546	61,428	82,111	122,516	31,970

Restructured loans (a)	8,362	5,548	—	576	625
Total non-performing loans	53,908	66,976	82,111	123,092	32,595

Other real estate owned and repossessed assets	3,029	7,716	7,453	4,208	1,552
Total non-performing assets	56,937	74,692	89,564	127,300	34,147

Loans 90+ days past due & still accruing	2,027	2,010	1,753	2,694	2,991
Total non-performing assets and loans 90+ days past due	$58,964	$76,702	$91,317	$129,994	$37,138

Total loans	$5,240,882	$5,188,101	$5,326,723	$6,024,500	$6,315,874
Average total loans	$5,193,376	$5,202,255	$5,761,647	$6,286,830	$5,939,448
Allowance for loan losses	$110,955	$126,640	$150,054	$146,271	$84,006

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	188%	165%	164%	113%	226%
Non-performing loans	206%	189%	183%	119%	258%
Total loans	2.12%	2.44%	2.82%	2.43%	1.33%

(a)
Restructured loans at December 31, 2012, included $4.4 million of commercial loans and $4.0 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans for the past three fiscal years ended:

(dollars in thousands)	December 31,
	2012	2011	2010
Total non-accrual loans	$45,546	$61,428	$82,111
Non-accrual loans with partial charge-offs	18,221	28,919	33,351
Life-to-date partial charge-offs on non-accrual loans	20,965	30,284	37,837
Charge-off rate of non-accrual loans	53.5%	51.2%	53.2%
Specific reserves on non-accrual loans	1,264	8,162	8,560

At December 31, 2012, the Company’s non-accrual loans totaled $45.5 million and included $18.2 million of non-accrual loans which have been partially charged-off by 53.5% or $21.0 million. Non-accrual and non-performing loan and asset levels continue to improve in total and as a percentage of total loans and total assets. Non-performing loans totaled 1.03% of total loans at December 31, 2012. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans had a specific reserve in the allowance of $3.1 million related to $10.3 million of underlying principal balances. There is an immaterial portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

A detailed roll-forward of the Company’s allowance for loan losses for the five years is presented in the following table:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Balance at beginning of year	$126,640	$150,054	$146,271	$84,006	$54,897
Charge-offs:
Commercial and industrial loans	12,209	21,321	24,443	51,532	16,984
CRE - permanent	3,664	6,129	7,643	14,760	772
CRE - construction	3,154	5,400	42,527	18,066	6,519
Residential mortgages (a)	2,649	4,474	15,278	3,620	3,466
Home equity lines and loans	3,618	5,337	3,559	3,481	2,364
All other consumer loans	3,204	4,874	7,110	10,069	3,447
Total charge-offs	28,498	47,535	100,560	101,528	33,552

Recoveries:
Commercial and industrial loans	$1,943	$2,326	$4,042	$6,415	$1,217
CRE - permanent	354	341	1,216	731	—
CRE - construction	608	2,399	2,902	466	1,173
Residential mortgages	31	358	122	127	101
Home equity lines and loans	327	322	221	205	375
All other consumer loans	1,550	3,375	1,748	1,824	1,414
Total recoveries	4,813	9,121	10,251	9,768	4,280
Net charge-offs	23,685	38,414	90,309	91,760	29,272
Provision charged to expense	8,000	15,000	95,000	154,025	32,497
(Disposed) acquired allowance	—	—	(908)	—	25,884
Balance at end of year	$110,955	$126,640	$150,054	$146,271	$84,006

Net charge-offs (annualized) to:
Total loans	0.45%	0.74%	1.70%	1.52%	0.46%
Average total loans	0.46%	0.74%	1.57%	1.46%	0.49%
Allowance for loan losses	21.35%	30.33%	60.18%	62.73%	34.85%
(a) Reflects the modification and sale of residential mortgage loans in 2010.

Net charge-offs declined $14.7 million, or 38.3%, from the prior year. The improvement in net charge-offs is the result of continued credit quality improvement. Charge-offs declined in all categories with commercial and industrial loans contributing the largest decline at $9.1 million, as it is the Company's largest portfolio category. For 2012, net charge-offs totaled $23.7 million, compared to $38.4 million for 2011, and annualized net charge-offs as a percentage of average loans decreased to 0.46% for 2012 compared to 0.74% for 2011.

The following table presents a composition of the allowance by loan type:

	December 31,
(dollars in thousands)	2012		2011		2010		2009		2008
	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial and industrial loans	$46,151	47.6%	$55,815	46.7%	$69,655	45.7%	$73,031	46.5%	$42,013	48.0%
CRE - permanent	17,660	17.3%	20,990	16.5%	20,044	14.4%	15,639	13.8%	6,335	12.2%
CRE - construction	11,635	2.4%	19,732	3.0%	31,133	5.3%	40,013	6.8%	9,228	7.2%
Residential mortgages	8,326	13.1%	8,412	13.9%	9,630	14.4%	4,799	14.0%	6,703	14.6%
Home equity lines and loans	10,334	14.4%	6,753	14.4%	4,742	14.0%	4,498	13.0%	6,000	13.0%
All other consumer	4,441	5.2%	4,495	5.5%	6,525	6.2%	4,531	5.9%	7,396	5.0%
Unallocated	12,408	—	10,443	—	8,325	—	3,760	—	6,331	—
Total allowance	$110,955	100.0%	$126,640	100.0%	$150,054	100.0%	$146,271	100.0%	$84,006	100.0%

The following table demonstrates the components of the allowance:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Specific reserves	$3,110	$8,909	$8,560	$12,810	$5,086
Allocated reserves	95,437	107,288	133,169	129,700	72,589
Unallocated reserves	12,408	10,443	8,325	3,761	6,331
Total allowance for loan losses	$110,955	$126,640	$150,054	$146,271	$84,006

Overall, the allowance decreased to $111 million at December 31, 2012 and represented 2.12% of total loans and 206% of non-performing loans, compared to $127 million at December 31, 2011, or 2.44% of total loans and 189% of non-performing loans. The decrease of the allowance was due primarily to charge-offs, which declined 38.3% as compared to 2011; a 29.5% reduction in classified loan balances; and continued improvement in other asset quality metrics, which began in 2010 and continued throughout 2011 and 2012. These improvements resulted in a provision of $8.0 million during 2012, a $7.0 million decrease, from $15.0 million for 2011.

Investment Portfolio

The majority of the Company’s investments are readily marketable securities held as available-for-sale to meet liquidity needs and also qualify as collateral to meet its pledging needs.  The Company also holds other securities that are non-marketable consisting of Federal Reserve Bank of Philadelphia stock and Federal Home Loan Bank of Pittsburgh stock. Investments available-for-sale and held-to-maturity remained stable at $2.3 billion at December 31, 2012, compared to December 31, 2011.  For further information, reference Footnote 3, “Investment Securities” to the consolidated financial statements included at Item 8 of this Report.

A summary of investment securities available-for-sale:

	December 31,
	2012		2011		2010
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$—	$—	$—	$—	$19,952	$19,949
U.S. Government agencies	999	1,023	2,997	3,072	4,995	5,094
State and municipal bonds	268,555	285,320	313,607	325,622	345,310	333,354
Agency mortgage-backed securities/
collateralized mortgage obligations	1,445,978	1,491,365	1,344,442	1,387,616	1,216,153	1,231,359
Non-agency collateralized mortgage obligations	8,952	9,110	14,887	15,116	25,071	25,074
Corporate securities and other	10,980	10,683	12,023	11,189	14,189	13,034
Marketable equity securities	3,583	4,712	3,749	4,404	3,759	4,254
Total	$1,739,047	$1,802,213	$1,691,705	$1,747,019	$1,629,429	$1,632,118

A summary of investment securities held-to-maturity:

	December 31,
	2012		2011		2010
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
State and municipal bonds	$412,542	$444,783	$421,046	$449,848	$427,720	$416,408
Agency mortgage-backed securities/
collateralized mortgage obligations	51,182	53,922	74,714	77,911	117,756	119,997
Non-agency collateralized mortgage obligations	442	444	814	839	1,481	1,527
Total	$464,166	$499,149	$496,574	$528,598	$546,957	$537,932

The contractual maturity and weighted-average yield of the investment securities of the Company at December 31, 2012, are presented in the following tables. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Marketable equity securities do not have a stated maturity and have been included in the “After 10 Years” category.

Maturity and Weighted-Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$1,023	4.58%	$—	—	$—	—	$—	—	$1,023	4.58%
State and municipal bonds	1,289	8.22%	26,806	8.14%	61,707	6.60%	195,518	5.87%	285,320	6.24%
Agency mortgage-backed securities/
collateralized mortgage obligations	930	3.71%	7,468	4.33%	79,931	3.79%	1,403,036	2.33%	1,491,365	2.41%
Non-agency collateralized mortgage obligations	—	—	—	—	6,868	4.75%	2,242	3.70%	9,110	4.49%
Corporate securities and other	823	2.08%	—	—	2,028	6.25%	7,832	8.02%	10,683	7.26%
Marketable equity securities	—	—	—	—	—	—	4,712	4.03%	4,712	4.03%
Total	$4,065	5.01%	$34,274	7.27%	$150,534	4.99%	$1,613,340	2.79%	$1,802,213	3.05%

Maturity and Weighted-Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)			After 1 But		After 5 But
	Within 1 Year		Within 5 Yrs		Within 10 Yrs		After 10 Yrs		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal bonds	$—	—	$—	—	$72,491	6.22%	$372,292	6.51%	$444,783	6.46%
Agency mortgage-backed securities/
collateralized mortgage obligations	—	—	—	—	5,468	1.55%	48,454	2.85%	53,922	2.72%
Non-agency collateralized mortgage obligations	—	—	—	—	444	4.77%	—	—	444	4.77%
Total	$—	—	$—	—	$78,403	5.87%	$420,746	6.08%	$499,149	6.05%

Goodwill and Other Intangible Assets

Goodwill and intangible assets, on the consolidated balance sheet, decreased by $5.2 million from $274 million at December 31, 2011, to $269 million at December 31, 2012, due to the scheduled amortization of other intangible assets during 2012.

During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. Additionally, there were no indicators of impairment subsequent to June 30, 2012 for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2012, the carrying value of goodwill assigned to the Community Banking segment was $235 million and the carrying value of goodwill assigned to the Other segment was $23 million.

Other Assets

Other assets on the balance sheet at December 31, 2012, decreased $17.3 million to $368 million, compared to $385 million at December 31, 2011.  Other assets include premises and equipment, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets, unconsolidated investments and other assets. The decrease was attributable to a reduction in: deferred tax assets, net (refer to Income Taxes in Results of Operations for additional discussion); other real estate owned and repossessed assets; and 2012 FDIC expense, which reduced the associated prepaid assessment.

Liabilities

Liabilities totaled $7.4 billion at December 31, 2012, an increase of $62.6 million, or 0.9%, from $7.3 billion at December 31, 2011. Total deposits provided 82% of the Company’s funding at December 31, 2012 and, increased $60.7 million during 2012 primarily due to an increase in NOW account balances of $180 million during the period, offset by a $142 million decrease in time deposits. The Company’s continued efforts to improve deposit mix and manage high-cost, non-relationship based wholesale and time deposit customers reduced the cost of deposits by 22 basis points to 0.46% for the year ended December 31, 2012 when compared to December 31, 2011.

(dollars in thousands)	December 31,
	2012	2011	Increase/(decrease)
Non-interest bearing deposits	$891,401	$863,703	$27,698	3.2%
NOW accounts	1,472,985	1,293,148	179,837	13.9%
Money market accounts	1,642,803	1,686,909	(44,106)	(2.6)%
Savings	493,386	454,003	39,383	8.7%
CDs less than $100	1,017,925	1,138,908	(120,983)	(10.6)%
CDs $100 or greater	417,065	438,148	(21,083)	(4.8)%
Total deposits	$5,935,565	$5,874,819	$60,746	1.0%

Non-time deposits/total deposits	75.8%	73.2%		2.6%

The following table is a distribution of the average balance and the average cost on the Company’s deposits in each of the most recent three fiscal years:

(dollars in thousands)	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Cost	Balance	Cost	Balance	Cost
Non-interest bearing demand deposits	$882,140	—	$831,326	—	$812,275	—
Interest bearing*	3,497,885	0.24%	3,312,281	0.37%	3,348,360	0.56%
Time deposits	1,490,965	1.24%	1,802,769	1.57%	2,311,017	1.95%
Total	$5,870,990	0.46%	$5,946,376	0.68%	$6,471,652	0.99%

*Interest bearing NOW, savings, and money market deposits.

Average deposits for the year-ended December 31, 2012 were $5.9 billion, a decrease of $75.4 million, or 1.3%, compared to the year-ended December 31, 2011. The decrease in average deposit balances is attributable to the decline in average time deposits of $312 million, or 17.3%.  This decrease was the result of the Company’s continued focus on improving deposit mix. The decrease in average time deposits was offset by increases in average non-interest and interest bearing deposits of $50.8 million and $186 million, respectively.

Deposit pricing strategies also reduced jumbo certificates of deposit by $21.1 million, or 4.8%, to $417 million at December 31, 2012, compared to $438 million at December 31, 2011.

The following table is a breakdown, by maturity, of the Company’s certificates of deposit of $100,000 or more as of December 31, 2012:

(dollars in thousands)	Maturity
	3 months or less	$104,422
	Over 3 through 6 months	95,326
	Over 6 through 12 months	71,404
	Over 12 months	145,913
	Total	$417,065

Deposit funding is supplemented by additional sources of borrowings which include customer and structured repurchase agreements, short-term borrowings, FHLB advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.3 billion at December 31, 2012, which was a decrease of $26.1 million, or 1.9%, from December 31, 2011.

(dollars in thousands)	December 31, 2012		December 31, 2011
	Balance	Annual Cost	Balance	Annual Cost
Customer repurchase agreements	$560,065	0.40%	$523,978	0.48%
Structured repurchase agreements	75,000	4.30%	85,000	4.12%
Short-term borrowings	100,000	0.29%	—	—
Federal Home Loan Bank advances, net of prepayment fees incurred	464,632	4.28%	616,111	4.50%
Subordinated debentures accounted for at fair value	67,306	7.85%	67,989	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.89%	77,321	5.25%	(a)
Total borrowings and other debt obligations	$1,344,324	2.78%	$1,370,399	3.18%

(a) The cost includes the impact of interest rate swaps which expired during the fourth quarter of 2011. The blended interest rate of the outstanding debentures at December 31, 2011 was 2.91%.

Significant borrowing activity during the year ended December 31, 2012, included the following:

•
FHLB advances declined by $151 million due to maturities of $85 million and the payment of $69 million of prepayment fees to the FHLB for the restructuring of $400 million of advances during the third quarter of 2012, the prepayment fees have been subject to $3.2 million of amortization during 2012, and

•	Short-term borrowings increased by $100 million due to an overnight borrowing made at year end to fund a Parent Company tax planning strategy.

Customer repurchase agreements generally mature within 30 days from the date of initiation.  The following table summarizes the Company’s short-term obligations.

(dollars in thousands)	At or For The Year Ended December 31,
	2012	2011	2010
Customer repurchase agreements
Balance at year-end	$560,065	$523,978	$569,455
Average during the year	533,325	523,898	578,409
Maximum month-end balance	560,065	573,628	613,945
Weighted average rate during the year	0.40%	0.48%	0.72%
Rate at December 31	0.37%	0.43%	0.55%

Short-term borrowings
Balance at year-end	$100,000	$—	$10,000
Average during the year	342	6,733	6,900
Maximum month-end balance	100,000	7,200	10,000
Weighted average rate during the year	0.29%	0%	0%
Rate at December 31	0.25%	0%	0%

Shareholder's Equity

Shareholders’ equity totaled $1.2 billion at December 31, 2012, a decrease of $19.4 million from December 31, 2011. Activity during 2012 included:

•	Net income of $98.9 million;

•	Treasury stock purchases of $67.5 million;

•	Cash dividends on common stock of $61.4 million, including the acceleration of the payment of the first quarter 2013 dividend of $0.10 per common share;

•	An increase to accumulated other comprehensive income of $3.5 million.

For the year ended December 31, 2012, accumulated other comprehensive income increased $3.5 million to $24.3 million. The primary reasons for the net increase, after-taxes were:

•	Increase to the fair value of investment securities available-for-sale of $5.1 million; and

•	Offsetting the increase was an $1.6 million decrease related to the Company’s pension plan obligation.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the years ended December 31, 2012, 2011 and 2010.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	Year Ended December 31,
(dollars in thousands)	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Interest earning deposits at banks	$285,956	$1,370	0.48%	$477,226	$1,101	0.23%	$495,042	$1,152	0.23%
U.S. Treasury	—	—	—%	17,521	48	0.27%	116,442	470	0.40%
U.S. Government agencies	2,288	59	2.58%	3,950	86	2.18%	54,226	714	1.32%
Mortgage-backed securities/
collateralized mortgage obligations	1,506,502	39,018	2.59%	1,415,629	42,934	3.03%	1,173,005	41,152	3.51%
State and municipal*	726,214	47,235	6.50%	757,279	50,680	6.69%	791,051	53,141	6.72%
Other bonds and securities	82,587	2,647	3.21%	92,569	2,743	2.96%	99,321	2,648	2.67%
Total investments	2,317,591	88,959	3.84%	2,286,948	96,491	4.22%	2,234,045	98,125	4.39%
Commercial loans *	3,465,353	165,623	4.78%	3,370,054	175,295	5.20%	3,836,337	204,180	5.32%
Installment loans	1,019,909	44,037	4.32%	938,408	45,210	4.82%	955,907	50,010	5.23%
Mortgage loans	708,114	35,455	5.01%	893,793	48,868	5.47%	969,403	55,164	5.69%
Total loans	5,193,376	245,115	4.72%	5,202,255	269,373	5.18%	5,761,647	309,354	5.37%
Total earning assets	7,796,923	335,444	4.30%	7,966,429	366,965	4.61%	8,490,734	408,631	4.81%
Allowance for loan losses	(120,572)			(143,206)			(162,417)
Non-interest earning assets	747,971			780,029			892,474
Total assets	$8,424,322			$8,603,252			$9,220,791
INTEREST BEARING LIABILITIES:
Interest bearing deposits	$4,988,850	$26,822	0.54%	$5,115,050	$40,534	0.79%	$5,659,377	$63,929	1.13%
Customer repurchase agreements	533,325	2,116	0.40%	523,898	2,506	0.48%	578,409	4,180	0.72%
Structured repurchase agreements	80,820	3,475	4.30%	155,438	6,397	4.12%	165,000	6,826	4.14%
Short-term borrowings	342	1	0.29%	6,733	—	—%	6,900	—	—%
Federal Home Loan Bank advances	537,569	22,983	4.28%	629,603	28,316	4.50%	725,651	31,537	4.35%
Subordinated debentures	144,451	7,425	5.14%	143,174	9,178	6.41%	137,785	9,545	6.93%
Total interest bearing liabilities	6,285,357	$62,822	1.00%	6,573,896	$86,931	1.32%	7,273,122	116,017	1.60%
Non-interest bearing deposits	882,140			831,326			812,275
Other non-interest bearing liabilities	57,878			42,821			40,752
Total liabilities	7,225,375			7,448,043			8,126,149
Equity	1,198,947			1,155,209			1,094,642
Total liabilities and equity	$8,424,322			$8,603,252			$9,220,791
NET INTEREST INCOME/MARGIN (FTE)		272,622	3.50%		280,034	3.52%		292,614	3.45%
Tax equivalent interest		18,616			20,131			21,382
Net interest income		$254,006			$259,903			$271,232

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

(dollars in thousands)
	2012 compared to 2011			2011 compared to 2010
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(570)	$839	$269	$(41)	$(10)	$(51)

U.S. Treasury	(48)	—	(48)	(306)	(116)	(422)
U.S. Government agencies	(41)	14	(27)	(916)	288	(628)
Mortgage-backed securities/
collateralized mortgage obligations	2,633	(6,549)	(3,916)	7,815	(6,033)	1,782
State and municipal	(2,044)	(1,401)	(3,445)	(2,261)	(200)	(2,461)
Other bonds and securities	(310)	214	(96)	(188)	283	95
Total investments	190	(7,722)	(7,532)	4,144	(5,778)	(1,634)

Commercial loans	4,853	(14,525)	(9,672)	(24,342)	(4,543)	(28,885)
Installment loans	3,741	(4,914)	(1,173)	(902)	(3,898)	(4,800)
Mortgage loans	(9,544)	(3,869)	(13,413)	(4,190)	(2,106)	(6,296)
Total loans	(950)	(23,308)	(24,258)	(29,434)	(10,547)	(39,981)
Total interest income	$(1,330)	$(30,191)	$(31,521)	$(25,331)	$(16,335)	$(41,666)

Interest Expense:
Interest bearing deposits	$(977)	$(12,735)	$(13,712)	$(5,702)	$(17,693)	$(23,395)
Customer repurchase agreements	44	(434)	(390)	(365)	(1,309)	(1,674)
Structured repurchase agreements	(3,197)	275	(2,922)	(394)	(35)	(429)
Short-term borrowings	—	1	1	—	—	—
Federal Home Loan Bank advances	(3,986)	(1,347)	(5,333)	(4,289)	1,068	(3,221)
Subordinated debentures	81	(1,834)	(1,753)	364	(731)	(367)
Total borrowed funds	(7,058)	(3,339)	(10,397)	(4,684)	(1,007)	(5,691)
Total interest expense	(8,035)	(16,074)	(24,109)	(10,386)	(18,700)	(29,086)
Increase (decrease) in net interest income	$6,705	$(14,117)	$(7,412)	$(14,945)	$2,365	$(12,580)

Results for the year ended December 31, 2012 compared to December 31, 2011

Interest rates remain at historically low levels and continue to pressure asset yields as investments and loans mature and are replaced. Additionally, economic conditions continue to limit opportunities for significant loan growth. The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.50% for the twelve months ended December 31, 2012, as compared to 3.52% for the prior year period. However, net interest income for the comparative period declined by $5.9 million, or 2.3%, to $254 million for the twelve months ended December 31, 2012. The following initiatives were employed to mitigate the decrease to net interest income, which was 2.3% or $5.9 million ($7.4 million on a FTE basis), during the twelve months ended December 31, 2012:

•
Deposit pricing initiatives resulted in a 22 basis point reduction to the cost of deposits for the year-ended December 31, 2012, as the Company's average deposit rate declined to 0.46%. The decline in deposit cost reduced interest expense by $13.7 million for the year-ended December 31, 2012 when compared to December 31, 2011.

•
The cost of deposits was also impacted by improvement in the mix of transaction, savings and money market deposits which increased to 76% of total deposits at December 31, 2012. The improvement in mix was driven by a $142 million decrease in time deposits since December 31, 2011 and an increase in non-interest bearing deposits and NOW accounts of $27.7 million and $180 million, respectively.

•	Repayment of $95.0 million of FHLB advances and structured repurchase agreements reduced interest expense by approximately $6 million.

•
On August 13, 2012, the Company modified $400 million of FHLB advances with a weighted-average fixed interest rate of 4.59%. The advances were converted to a variable interest rate of three-month LIBOR plus a 47 basis point spread. The restructuring reduced interest expense on FHLB advances by $2.4 million in 2012.

Results for the year ended December 31, 2011 compared to December 31, 2010

During 2011, interest rates remained at historically low levels, which continued to pressure asset yields as investments and loans matured and were replaced. Management initiatives to maintain net interest margin and income during the year resulted in a reduction to average and earning assets.

•
Overall, average earning assets declined to $8.0 billion as a result of the divestiture of Christiana in December of 2010 and management's focus on improving deposit mix by managing high cost, non-relationship based wholesale and time deposit customers.

•
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

•
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

Provision for Loan Losses

The provision for loan losses totaled $8.0 million for 2012, compared to $15.0 million for 2011 and $95.0 million for 2010. The trend of declining provision was sustained in 2012 as asset quality continued to improve. Classified loans declined 29.5% to $261 million, or 4.99% of total loans at December 31, 2012. The decline in classified loans and other asset quality measures such as net charge-off levels led to a corresponding decline of the allowance, which totaled $111 million at December 31, 2012. Despite the reduction during 2012, the allowance as a percentage of non-performing loans increased to 206% from 189% at December 31, 2011, and the allowance to total loans totaled 2.12% at the end of 2012. For additional analysis of the allowance refer to “Total Loans and Allowance for Loan Losses.”

Non-Interest Income and Expenses

(dollars in thousands)
	Year Ended December 31,			2012 Compared to 2011		2011 Compared to 2010
NON-INTEREST INCOME	2012	2011	2010	Increase (Decrease)		Increase (Decrease)
Wealth management income	$24,629	$23,623	$28,253	$1,006	4.3%	$(4,630)	(16.4)%
Service charges on deposit accounts	15,863	18,768	21,564	(2,905)	(15.5)%	(2,796)	(13.0)%
Insurance commissions and fees	12,858	13,254	14,332	(396)	(3.0)%	(1,078)	(7.5)%
Cash management and electronic banking fees	18,514	18,219	17,904	295	1.6%	315	1.8%
Mortgage banking income	7,640	4,924	7,398	2,716	55.2%	(2,474)	(33.4)%
Bank owned life insurance income	5,109	5,474	5,932	(365)	(6.7)%	(458)	(7.7)%
Earnings of unconsolidated investments	1,487	2,161	799	(674)	(31.2)%	1,362	170.5%
Other operating income	9,458	8,231	9,523	1,227	14.9%	(1,292)	(13.6)%
Net gains (losses) from fair value changes on subordinated debentures	683	(2,530)	(10,373)	3,213	NM	7,843	(75.6)%
Net (losses) gains on sales of investment securities	(119)	2,719	214	(2,838)	NM	2,505	NM
Net impairment losses on investment securities	(154)	—	(1,390)	(154)	NM	1,390	NM
Loss on sale of building	—	(1,000)	—	1,000	NM	(1,000)	NM
Loss on debt extinguishment	—	(2,633)	—	2,633	NM	(2,633)	NM
Gain on pension plan curtailment	—	—	4,066	—	NM	(4,066)	NM
Total non-interest income	$95,968	$91,210	$98,222	$4,758	5.2%	$(7,012)	(7.1)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the year ended December 31, 2012 compared to 2011

Non-interest income totaled $96.0 million for 2012, compared to $91.2 million in 2011. The $4.8 million increase in non-interest income was primarily due to the following items:

Increases:

•
Year-to-date 2012 mortgage banking income and other operating income increased $2.7 million and $1.2 million, respectively, as the low interest rate environment continued to benefit customer interest rate swap and mortgage activity.

•
The change in fair value of the Company's subordinated debentures accounted for at fair value (Nasdaq: "NPBCO") increased non-interest income by $0.7 million in 2012 compared to a $2.5 million reduction in 2011.

•	2011 included $2.6 million of losses incurred as the result of the early extinguishment of $80.0 million of structured repurchase agreements.

•	Wealth management income increased 4.3%, or $1.0 million, in 2012 due to strong market performance.

Decreases:

•	Service charges on deposit accounts decreased $2.9 million due to declines in overdraft volume due to changes in customer behavior.

•
In 2011, the Company sold investment securities that resulted in a $2.7 million gain to mitigate the impact of the unwind costs associated with the debt extinguishment, compared to a $0.1 million loss in 2012.

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

•
Mortgage banking income in 2011 totaled $4.9 million, a $2.5 million decrease compared to 2010, as residential mortgage refinance activity declined during 2011 compared to higher levels experienced during the previous two years.

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

(dollars in thousands)
	Year Ended December 31,			2012 Compared to 2011		2011 Compared to 2010
NON-INTEREST EXPENSE	2012	2011	2010	Increase (Decrease)		Increase (Decrease)
Salaries, wages and employee benefits	$124,959	$122,264	$123,471	$2,695	2.2%	$(1,207)	(1.0)%
Premises and equipment	28,824	28,939	29,923	(115)	(0.4)%	(984)	(3.3)%
FDIC insurance	4,896	9,838	15,205	(4,942)	(50.2)%	(5,367)	(35.3)%
Other operating expenses	51,631	60,156	64,827	(8,525)	(14.2)%	(4,671)	(7.2)%
Corporate reorganization expense	—	2,200	—	(2,200)	NM	2,200	NM
Goodwill impairment	—	—	8,250	—	NM	(8,250)	NM
Total non-interest expense	$210,310	$223,397	$241,676	$(13,087)	(5.9)%	$(18,279)	(7.6)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (1)

	Year Ended December 31,
Efficiency Ratio Calculation	2012	2011	2010
Non-interest expense	$210,310	$223,397	$241,676
Less:
Corporate reorganization expense	—	2,200	—
Goodwill impairment	—	—	8,250
Operating expenses	$210,310	$221,197	$233,426

Net interest income (taxable equivalent)	$272,622	$280,034	$292,614

Non-interest income	95,968	91,210	98,222
Less:
Loss on sale of building	—	(1,000)	—
Loss on debt extinguishment	—	(2,633)	—
Net gains (losses) from fair value changes on subordinated debentures	683	(2,530)	(10,373)
Net (losses) gains on investment securities	(273)	2,719	—
Gain on pension plan curtailment	—	$—	4,066
Adjusted revenue	$368,180	$374,688	$397,143

Efficiency Ratio	57.12%	59.03%	58.78%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Non-interest expense for the year ended December 31, 2012 compared to 2011

Continued focus on expense controls reduced expenses overall, as demonstrated by an efficiency ratio of 57.12% for the year ended December 31, 2012. Non-interest expense for 2012 totaled $210 million, a $13.1 million decrease when compared to 2011. FDIC insurance decreased $4.9 million, compared to 2011, due to a change to the assessment framework and the improving risk profile of the Company. Other operating expenses continue to be well controlled and declined $8.5 million. In addition, 2011 included $2.2 million of corporate reorganization expense.

Non-interest expense for the year ended December 31, 2011 compared to 2010

2011 expenses were maintained at proportionate levels to 2010, as demonstrated by the efficiency ratio of 59.03%. Non-interest expense totaled $223 million for 2011, an $18.3 million decrease when compared to 2010, inclusive of $15.9 million of Christiana expenses, which included goodwill impairment. In addition, 2011 included $2.2 million of corporate reorganization expense. Adjusting for Christiana and reorganization expenses, 2011 expenses decreased $4.5 million, due to a $4.5 million decrease in FDIC insurance resulting from a change to the assessment framework and the improving risk profile of the Company.

Income Tax Expense

Income tax expense for 2012 was $32.8 million, compared to $25.2 million for 2011 and $11.4 million for 2010. During 2012, pre-tax income increased while tax-free income and other permanent items remained stable resulting in an effective tax rate of 24.9% compared to 22.3% for 2011. Comparatively, the effective tax rate for 2010 was 34.9% due to $8.1 million of taxes from the redemption of the Company’s separate account BOLI and $5.5 million of tax expense from the sale of Christiana at a taxable gain. The Company’s net deferred tax asset (“DTA”) decreased to $51.4 million at December 31, 2012, primarily from an increase in the fair value of investment securities available for sale, the reduction of the allowance for loan losses, and the full utilization of National Penn's non-acquisition related net operating loss carry-forward.

Each quarter, the Company evaluates the realizability of the DTA. As of December 31, 2012, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion, management carefully weighed both positive and negative evidence. As of and for the twelve months ended December 31, 2012, the Company has performed in line with management projections and is not in a cumulative pre-tax loss position. Therefore, management believes the DTA is fully realizable.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Liquidity and Contractual Commitments and Obligations

The Company’s Board of Directors establishes general liquidity guidelines to ensure adequate liquidity to fulfill obligations. Obligations for liquidity include depositors who wish to withdraw funds, borrowers who require funds, repayment of maturing borrowings, operating expenditures, and capital expansion.  Sources of liquidity consist of cash flows from operating, investing, and financing activities.  Management continues to actively monitor and manage liquidity and current available funding channels to ensure an appropriate contingency funding plan is in place.

The Company’s largest and primary source of liquidity is deposits from retail, corporate and institutional banking customers. The Company also utilizes a mix of short- and long-term wholesale funding providers when funding demands exceed available funds from normal deposit gathering efforts. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia (FRB) and, at times, brokered CDs, or other similar sources. Over the past few years, the Company has reduced its wholesale funding, due to stable and improving deposit funding and managed declines in total assets. At December 31, 2012, the Company had $2.1 billion of liquidity available including unencumbered deposits. Additionally, the Company has the ability to borrow from the Federal Reserve Bank via the discount window. Refer to Liabilities within Item 7 to this Report for additional details.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012:

		Payments Due by Period:
			After One	After Three
(dollars in thousands)		Less than	Year to	Years to	More than
	Total	one year	Three Years	Five Years	Five Years
Loan commitments	$1,672,424	$727,088	$248,963	$101,662	$594,711
Time deposits	1,434,990	859,197	413,169	162,060	564
Federal Home Loan Bank advances	464,632	17,000	56,500	50,735	340,397	(a)
Subordinated debentures	144,627	—	—	—	144,627	(b)
Letters of credit	127,435	113,167	14,065	203	—
Structured repurchase agreements	75,000	25,000	50,000	—	—
Minimum annual rentals on non-cancelable operating leases	67,702	7,381	13,693	10,744	35,884
Total	$3,986,810	$1,748,833	$796,390	$325,404	$1,116,183

(a) On February 8, 2013, the Company completed its restructuring of $400 million of fixed rate FHLB advances. Refer to Footnote 20 within Item 8 of this Report for additional details.
(b) On February 5, 2013, the Company announced the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II at par, to be completed March 7, 2013. Refer to Footnote 20 within Item 8 of this Report for additional details.

The Company does not presently have any commitments for significant capital expenditures.

As measured using the consolidated statement of cash flows, the Company deployed $23.4 million and $251 million of net cash and equivalents for the twelve months ended December 31, 2012 and 2011, respectively. Operating activities generated $167 million of net cash for the twelve months ended December 31, 2012 compared to $141 million for the twelve months ended December 31, 2011. During the twelve months ended December 31, 2012, cash was deployed in the following ways:

Financing activities

•	$142 million reduction in certificates of deposit

•	$164 million of payments to the FHLB and repayments of structured repurchase agreements

•	$67.5 million of treasury stock repurchased

•	$61.4 million of cash dividends paid to common shareholders

Investing activities

•	$455 million of investment security purchases

•	$79.4 million net increase in loans

During the twelve months ended December 31, 2012, cash was generated from the following additional sources:

Financing activities

•	$203 million increase in transaction and savings accounts

•	$100 million increase in short-term borrowings

Investing activities

•	$436 million of proceeds from maturities, repayments and sales of investment securities

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally include accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities and or repricing of assets and liabilities (“gap risk”),

•	Risk that assets will repay or customers withdraw prior to contractual maturity (“option risk”),

•	Non-parallel changes in the slope of the yield curve (“yield curve risk”), and

•	Variation in rate movements of different indices (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,

•	Changes to maturity terms offered on products,

•	Changes to types of products offered,

•	Use of wholesale products such as advances from the FHLB or interest rate swaps, and/or

•	Purchase or sale of investment securities.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	December 31,
(in basis points)	2012	2011
+300	1%	7%
+200	1%	5%
+100	—%	3%
-100	N/A *	N/A *

* Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% and 4% based upon net interest income for the twelve months ended December 31, 2012 and 2011, respectively.

Guidance from the Federal Reserve indicates interest rates are expected to remain at current levels through 2015. In response to this guidance, National Penn restructured $400 million of FHLB advances to adjust its interest rate risk profile to be less asset sensitive. As measured by the net interest income analysis, the Company continues to have an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company would benefit over the next twelve months. For additional details on the FHLB restructuring refer to Footnote 8 and Footnote 20 within Item 8 of this Report.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Capital Adequacy

Information regarding the Company’s capital ratios are set forth in Footnote 14 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6 of this Report.

Quarterly Consolidated Financial Data (Unaudited)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

(dollars in thousands, except per share data)	Three months ended
	December 31	September 30	June 30	March 31
2012
Interest income	$77,174	$78,344	$79,896	$81,414
Interest expense	13,739	14,790	16,697	17,596
Net interest income	63,435	63,554	63,199	63,818
Provision for loan losses	2,000	2,000	2,000	2,000
Gains (losses) on investment securities	4	—	(123)	—
Other-than-temporary impairment on investment securities	—	—	(154)	—
Income before income taxes	33,679	34,980	29,386	33,619
Net income available to common shareholders	25,144	26,016	22,448	25,302
Per Share Data:
Earnings available to common shareholders - basic	0.17	0.17	0.15	0.17
Earnings available to common shareholders - diluted	0.17	0.17	0.15	0.17
2011
Interest income	$83,681	$86,055	$87,740	$89,358
Interest expense	19,160	21,638	22,745	23,388
Net interest income	64,521	64,417	64,995	65,970
Provision for loan losses	2,000	—	3,000	10,000
Gains on investment securities	1,697	1,022	—	—
Other-than-temporary impairment on investment securities	—	—	—	—
Income before income taxes	26,632	32,505	30,262	23,317
Net income available to common shareholders	20,743	24,813	23,208	15,637
Per Share Data:
Earnings available to common shareholders - basic	0.14	0.16	0.15	0.10
Earnings available to common shareholders - diluted	0.14	0.16	0.15	0.10

RECENT ACCOUNTING PRONOUNCEMENTS

Information on recent accounting pronouncements are set forth in Footnote 1 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain financial instruments with off-balance sheet risks.  For more information, refer to Footnote 12 to the consolidated financial statements included in Item 8 of this Report.

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
We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited National Penn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2013

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2012	2011
ASSETS
Cash and due from banks	$145,688	$129,637
Interest-earning deposits with banks	282,440	321,885
Total cash and cash equivalents	428,128	451,522

Investment securities available-for-sale, at fair value	1,802,213	1,747,019
Investment securities held-to-maturity
(Fair value $499,149 and $528,598 for 2012 and 2011, respectively)	464,166	496,574
Other securities	68,360	70,518
Loans held-for-sale	14,330	12,216
Loans, net of allowance for loan losses of $110,955 and $126,640 for 2012 and 2011, respectively	5,115,597	5,049,245
Premises and equipment, net	96,334	96,198
Accrued interest receivable	28,526	30,991
Bank owned life insurance	143,242	138,274
Other real estate owned and other repossessed assets	3,029	7,716
Goodwill	258,279	258,279
Other intangible assets, net	10,614	15,770
Unconsolidated investments	11,347	12,173
Other assets	85,357	99,786
TOTAL ASSETS	$8,529,522	$8,486,281

LIABILITIES
Non-interest bearing deposits	$891,401	$863,703
Interest bearing deposits	5,044,164	5,011,116
Total deposits	5,935,565	5,874,819

Customer repurchase agreements	560,065	523,978
Structured repurchase agreements	75,000	85,000
Short-term borrowings	100,000	—
Federal Home Loan Bank advances, net of prepayment fees incurred	464,632	616,111
Subordinated debentures	144,627	145,310
Accrued interest payable and other liabilities	88,341	60,376
TOTAL LIABILITIES	7,368,230	7,305,594

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: December 31, 2012 - 152,375,522; December 31, 2011 - 151,883,036	1,387,644	1,383,082
Accumulated deficit	(185,680)	(223,189)
Accumulated other comprehensive income	24,329	20,794
Treasury stock: December 31, 2012 - 7,211,937 shares; December 31, 2011 - 0 shares	(65,001)	—
TOTAL SHAREHOLDERS' EQUITY	1,161,292	1,180,687
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,529,522	$8,486,281

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME
Loans, including fees	$242,681	$266,616	$306,207
Investment securities
Taxable	42,725	45,810	44,984
Tax-exempt	30,052	33,307	34,906
Deposits with banks	1,370	1,101	1,152
Total interest income	316,828	346,834	387,249
INTEREST EXPENSE
Deposits	26,822	40,534	63,929
Customer repurchase agreements	2,116	2,506	4,180
Structured repurchase agreements	3,475	6,397	6,826
Short-term borrowings	1	—	—
Federal Home Loan Bank advances	22,983	28,316	31,537
Subordinated debentures	7,425	9,178	9,545
Total interest expense	62,822	86,931	116,017
Net interest income	254,006	259,903	271,232
Provision for loan losses	8,000	15,000	95,000
Net interest income after provision for loan losses	246,006	244,903	176,232
NON-INTEREST INCOME
Wealth management	24,629	23,623	28,253
Service charges on deposit accounts	15,863	18,768	21,564
Insurance commissions and fees	12,858	13,254	14,332
Cash management and electronic banking fees	18,514	18,219	17,904
Mortgage banking	7,640	4,924	7,398
Bank owned life insurance	5,109	5,474	5,932
Earnings of unconsolidated investments	1,487	2,161	799
Other operating income	9,458	8,231	9,523
Gain on pension plan curtailment	—	—	4,066
Loss on sale of building	—	(1,000)	—
Net gains (losses) from fair value changes of subordinated debentures	683	(2,530)	(10,373)
Loss on debt extinguishment	—	(2,633)	—
Net (losses) gains on sales of investment securities	(119)	2,719	214
Impairment losses on investment securities
Impairment related losses on investment securities	(154)	—	(1,390)
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income before tax	—	—	—
Net impairment losses on investment securities	(154)	—	(1,390)
Total non-interest income	95,968	91,210	98,222
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	124,959	122,264	123,471
Premises and equipment	28,824	28,939	29,923
FDIC insurance	4,896	9,838	15,205
Other operating expenses	51,631	60,156	64,827
Corporate reorganization expense	—	2,200	—
Goodwill impairment	—	—	8,250
Total non-interest expense	210,310	223,397	241,676
Income before income taxes	131,664	112,716	32,778
Income tax expense	32,754	25,172	11,441
NET INCOME	98,910	87,544	21,337
Preferred dividends and accretion of preferred discount	—	(1,691)	(8,021)
Accelerated accretion from redemption of preferred stock	—	(1,452)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$98,910	$84,401	$13,316
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.66	$0.56	$0.10
Diluted earnings available to common shareholders	$0.66	$0.56	$0.10
Dividends paid in cash	$0.41	$0.09	$0.04
The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2012			2011			2010
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$131,664	$32,754	$98,910	$112,716	$25,172	$87,544	$32,778	$11,441	$21,337

Unrealized holding gains (losses) arising during the period	7,578	2,652	4,926	55,344	19,370	35,974	(10,505)	(3,677)	(6,828)
Less impairment losses on investment securities realized in net income	(154)	(54)	(100)	—	—	—	(1,390)	(487)	(903)
Less net (losses) gains on sales of investment securities realized in net income	(119)	(42)	(77)	2,719	952	1,767	214	75	139
Unrealized gains (losses) on investment securities	7,851	2,748	5,103	52,625	18,418	34,207	(9,329)	(3,265)	(6,064)

Pension adjustment	(2,412)	(844)	(1,568)	(8,941)	(3,129)	(5,812)	(3,560)	(1,246)	(2,314)
Unrealized gains (losses) on cash flow hedges	—	—	—	1,805	—	1,805	939	—	939
Other comprehensive income	5,439	1,904	3,535	45,489	15,289	30,200	(11,950)	(4,511)	(7,439)

Total comprehensive income	$137,103	$34,658	$102,445	$158,205	$40,461	$117,744	$20,828	$6,930	$13,898

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share data)	Common		Series B Preferred Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Value					Total
Balance at December 31, 2009	125,713,668	$1,225,635	$147,920	$(302,120)	$(1,967)	$—	$1,069,468

Comprehensive income
Net income				21,337			21,337
Other comprehensive income, net of taxes					(7,439)		(7,439)
Total comprehensive income							13,898
Cash dividends declared - common				(5,136)			(5,136)
Cash dividends declared - preferred				(7,500)			(7,500)
Shares issued under share-based plans, net of excess tax benefits	615,936	4,151					4,151
Shares issued in public offering	10,462,810	62,556					62,556
Amortization of preferred discount			521	(521)			—
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$—	$1,137,437

Comprehensive income
Net income				87,544			87,544
Other comprehensive income, net of taxes					30,200		30,200
Total comprehensive income							117,744
Cash dividends declared - common				(13,651)			(13,651)
Cash dividends declared - preferred				(1,583)			(1,583)
Shares issued under share-based plans, net of excess tax benefits	760,043	7,197					7,197
Shares issued in private offering	14,330,579	84,543					84,543
Amortization of preferred discount			1,559	(1,559)			—
Repayment of Series B Preferred Stock			(150,000)				(150,000)
Repurchase of common stock warrants		(1,000)					(1,000)
Balance at December 31, 2011	151,883,036	$1,383,082	$—	$(223,189)	$20,794	$—	$1,180,687

Comprehensive income
Net income				98,910			98,910
Other comprehensive income, net of taxes					3,535		3,535
Total comprehensive income							102,445
Cash dividends declared - common				(61,401)			(61,401)
Shares issued under share-based plans, net of excess tax benefits	780,549	4,562				2,530	7,092
Treasury shares purchased	(7,500,000)					(67,531)	(67,531)
Balance at December 31, 2012	145,163,585	$1,387,644	$—	$(185,680)	$24,329	$(65,001)	$1,161,292

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,910	$87,544	$21,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	15,000	95,000
Depreciation and amortization	17,392	15,108	16,310
Amortization of premiums and discounts on investment securities, net	3,923	2,480	957
Net losses (gains) from sale of investment securities	119	(2,719)	(214)
Impairment of investment securities	154	—	1,390
Net (gains) losses from fair value changes of subordinated debentures	(683)	2,530	10,373
Bank-owned life insurance policy income	(5,109)	(5,474)	(5,932)
Share-based compensation expense	3,513	3,808	2,250
Unconsolidated investment distributions (gains), net	826	(691)	1,339
Loans originated for resale	(237,115)	(144,846)	(241,338)
Proceeds from sale of loans originated for resale	240,904	148,936	252,173
Gains on sale of loans, net	(5,903)	(3,521)	(5,592)
Losses/writedowns on other real estate owned, net	1,287	261	365
Losses (gains) on sale of buildings	—	1,000	(223)
Loss on debt extinguishment	—	2,633	—
Gain on pension curtailment	—	—	(4,066)
Goodwill impairment	—	—	8,250
Changes in assets and liabilities:
Decrease in accrued interest receivable	2,465	2,838	2,366
Decrease in accrued interest payable	(4,528)	(5,413)	(5,478)
Decrease in other assets	13,096	12,952	5,767
Increase in other liabilities	29,857	8,775	26,257
Net cash provided by operating activities	167,108	141,201	181,291
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in cash equivalents from disposition activities	—	—	(42,142)
Proceeds from maturities and repayments of investment securities held-to-maturity	31,937	49,821	51,805
Purchase of investment securities held-to-maturity	—	—	(50)
Proceeds from maturities and repayments of investment securities available-for-sale	402,516	343,847	537,159
Proceeds from sale of investment securities available-for-sale	1,876	114,378	9,533
Purchase of investment securities available-for-sale	(455,459)	(519,699)	(691,828)
Proceeds from sale of other securities	2,158	10,097	—
Proceeds from sale of loans previously held for investment	2,735	7,104	13,181
Net (increase) decrease in loans	(79,429)	90,249	469,080
Purchases of premises and equipment	(9,819)	(6,844)	(1,239)
Proceeds from sale of other real estate owned	5,740	867	6,717
Claims from and surrender of bank owned life insurance	—	1,322	66,653
Proceeds from sale of buildings	—	5,536	911
Net cash (used in) provided by investing activities	(97,745)	96,678	419,780
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in transaction and savings accounts	202,812	193,669	(150,053)
Net decrease in certificates of deposit	(142,066)	(378,023)	(352,753)
Net increase (decrease) in customer repurchase agreements	36,087	(45,477)	(2,868)
Increase (decrease) in short-term borrowings	100,000	(10,000)	3,100
Repayments of FHLB advances and structured repurchase agreements	(164,032)	(169,352)	(51,520)
Proceeds from shares issued - share-based plans	3,565	3,270	2,473
Excess tax benefit on share-based plans	(191)	(197)	(245)
Issuance of common shares in private placement	—	84,543	62,556
Repayment of Series B Preferred Stock	—	(150,000)	—
Repurchase of common stock warrants	—	(1,000)	—
Purchase of Treasury stock	(67,531)	—	—
Cash dividends, common	(61,401)	(13,651)	(5,136)
Cash dividends, preferred	—	(2,521)	(7,500)
Net cash used in financing activities	(92,757)	(488,739)	(501,946)
Net (decrease) increase in cash and cash equivalents	(23,394)	(250,860)	99,125
Cash and cash equivalents at beginning of year	451,522	702,382	603,257
Cash and cash equivalents at end of year	$428,128	$451,522	$702,382

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks and interest bearing deposits with banks as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Interest	$67,351	$92,370	$121,615
Taxes	$22,281	$20,786	$2,754

The Company's investing and financing activities that affected assets or liabilities but did not result in cash receipts or cash payments were as follows:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Transfers of loans to other real estate (1)	$2,602	$2,286	$10,433

(1) $7.1 million and $2.1 million of OREO was disposed during the year ended December 31, 2012 and 2011, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”), and NPB’s divisions, KNBT, and Nittany Bank, serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 120 retail branch office locations (119 in Pennsylvania and one in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

National Penn also owned Christiana Bank & Trust Company (“Christiana”), a Delaware state-chartered bank and trust company from its purchase on January 4, 2008 to its divestiture on December 3, 2010.  Christiana’s results of operations are included in the consolidated statements of income for the period it was owned by the Company.

The Company’s investment management units consist of National Penn Wealth Management, N.A. (“NPWM”) including its division National Penn Investors Trust Company, which provides trust and investment management services, and National Penn Capital Advisors, Inc. (“NPCA”) and Institutional Advisors, LLC (“IA”), which provide investment advisory services. The Company also provides insurance services through National Penn Insurance Services Group, Inc. (“NPISG”), including its division Higgins Insurance Associates and employee benefits consulting services through its Caruso Benefits division; and equipment leasing services through National Penn Leasing Company (“NP Leasing”).

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

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses (including evaluating and valuing impaired loans), realizability of deferred tax assets, other-than-temporary impairment for investment securities, and certain intangible assets, such as goodwill and core deposits.

Business Combinations

At the date of acquisition the Company records the net assets of acquired companies on the consolidated balance sheet at their estimated fair value, and goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statement of income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the consolidated statement of income during the period incurred.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company recognizes revenue in the consolidated statement of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from wealth management services, deposit accounts, sales of insurance products, cash management and electronic banking services, mortgage banking activities, and standby letters of credit and financial guarantees.

Advertising Costs

Advertising costs are recorded in the period they are incurred within other operating expenses in non-interest expense in the consolidated statement of income. Advertising expense was $5.6 million, $5.9 million, and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalent

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

Investment Securities and Other Investments

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available-for-sale and are recorded at their estimated fair value on the consolidated balance sheet.  Changes in unrealized gains and losses for such securities, net of tax, are reported in accumulated other comprehensive income as a separate component of shareholders’ equity and are excluded from the determination of net income.  Investment securities which have stated maturities for which the Company has the intent and ability to hold until the maturity date are classified as held-to-maturity and are recorded at amortized cost on the consolidated balance sheet.

Interest from debt securities is recognized in interest income inclusive of adjustments for amortization of purchase premiums and accretion of purchase discounts using the interest method. Dividends from investments in equity securities are accrued in interest income in the consolidated statement of income when they are declared. Gains or losses from the disposition of investment securities are recognized at the trade date as non-interest income in the consolidated statement of income, based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (“OTTI”).  This analysis is performed at least quarterly, and includes the consideration of numerous factors including the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of income. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the “credit” and “other” components. The “other” component of the OTTI is included in other comprehensive income, net of the tax effect, and the “credit” component of the OTTI is included in the consolidated statement of income as a reduction to non-interest income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Loans and Leases

Loans that management has the intent to hold for the foreseeable future or until maturity or payoff are considered held for investment and are reported at the amount of unpaid principal, net of unearned income, unamortized deferred fees and origination costs, commitment fees, and premiums or discounts on acquired loans. The Company also estimates an allowance for loan losses, which is netted from the carrying amount of loans presented on the consolidated balance sheet. Interest on loans is calculated based upon the principal amount outstanding. Net deferred fees on Company originated loans, consisting of origination and commitment fees and direct loan origination costs, are amortized over the contractual life of the related loans using the interest method, which results in an adjustment of the related loan’s yield. Premiums or discounts resulting from loans acquired are included or netted with the balance of unpaid principal on the consolidated balance sheet and are also deferred and amortized over the contractual life of the loan using the interest method.

Loans are placed on non-accrual status and accrual of interest is suspended on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of all contractually required payments is no longer probable. When a loan is on non-accrual status, payments are applied in their entirety to principal. If a borrower’s financial condition improves to the point where management believes that collection of the remaining principal and interest is probable, management may restore the loan to accrual status, at which time payments received are applied to both principal and interest and recognition of interest income continues. Generally, loans are placed on non-accrual status when they reach 90 days past due based on the contractual terms of the loan agreement.

Direct financing leases are carried at the aggregate of the lease payments plus the estimated residual value of the leased property, net of unearned income and deferred initial direct costs. Interest income on leases is recognized using the interest method over the lease term, which incorporates amortization of deferred initial direct costs as an adjustment to the lease’s yield. Residual values for leases are reviewed for impairment at least annually based upon historical performance, independent appraisals, and industry data. Valuation adjustments to residual values are included in other operating expenses within non-interest expense in the consolidated statement of income. Gains or losses from the sale of leased assets are also included in other operating income within non-interest income in the consolidated statement of income.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet, and these loans are typically sold servicing released.  Fair value is estimated based upon the sales price for loans with similar interest rates, maturities, and other features. Write-downs to fair value, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of income. At disposition, the difference between the net proceeds received and the carrying value of the loan is recorded as a gain or loss within mortgage banking income in the consolidated statement of income. Estimated credit losses, if any, on loans transferred to held for sale, which management previously intended to hold for investment, are charged to the allowance at the time of transfer. Non-credit related losses, if any, or subsequent gains or losses upon disposition are recorded in other operating expenses within non-interest expense on the consolidated statement of income. Valuations of non-mortgage loans transferred to held-for-sale are performed on an individual basis.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Non-Performing Assets

Assets which are otherwise considered earning assets may cease to perform according to their original terms and become non-performing assets. The Company’s non-performing assets consist of non-accrual loans, loans defined as troubled debt restructurings, and other real estate owned. On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however, loans 90 days past due or more are reviewed monthly to determine whether interest accrual should continue.  Loans for which the accrual of interest has been suspended are categorized as “non-accrual loans.”

Through negotiations with a borrower, the Company may restructure a loan prior to or at its contractual maturity. Modification of a loan’s terms constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession that it would not otherwise consider. The Company restructures loans in an attempt to preserve or improve economic recovery of principal and/or interest due from a borrower. Not all modifications of loan terms automatically result in a TDR, only modifications which are concessions (terms not otherwise attainable) to a borrower experiencing financial distress constitute TDRs. TDRs are disclosed in this Report as “restructured loans.” TDRs and non-accrual loans comprise the Company’s impaired loans which are evaluated individually for purposes of determining the allowance for loan losses. Refer to Allowance for Loan Losses within Footnote 1 for additional discussion.

Other real estate owned (“OREO”) results from acquisition of real estate through foreclosure, abandonment, or conveyance of deed in lieu of foreclosure of a loan.  OREO is carried on the consolidated balance sheet within OREO and other repossessed assets at the lower of the loan’s net carrying value at the time of acquisition or the estimated fair value of the real estate less expected costs to sell at the acquisition date.  Any loss upon reclassification from loans to OREO is recognized as a charge to the allowance for loan losses.  During the holding period, OREO continues to be measured at the lower of its carrying amount or estimated fair value less costs to sell, and any valuation adjustment and gains or losses upon disposition are recognized within other operating income within non-interest income in the consolidated statement of income. OREO is evaluated individually rather than as a group, unless the circumstances render the group measurement to be a more appropriate basis as determined by management.

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

Allowance for Loan Losses

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses (“allowance”) which is adequate to absorb inherent losses for existing loans.  The allowance is established through a provision for loan losses charged as an expense in the consolidated statement of income.  Loans are charged-off to the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The analysis of individual loans and analytical processes performed by management in the calculation of the allowance is ongoing, and adjustments may be made based on the assessment of internal and external influences on credit quality. Those influences include, but are not limited to: unemployment, delinquency and non-accrual rates, trends in loan volume, portfolio growth, portfolio concentrations, Board and loan review oversight, exceptions to policy, competition and other external factors, and/or changes in value of collateral dependent loans.

The Company evaluates economic conditions and reviews borrower financial results, collateral values, and compliance with contractual payment terms and covenant requirements in order to monitor loan relationships. A classified loan is one which is paying as agreed, but based upon management’s analysis is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. All classified loans are evaluated to determine whether they are non-performing or whether it is probable they will become non-performing, based on facts and circumstances.

When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on non-performing status, accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however, loans 90 days past due or more are reviewed monthly to determine whether the accrual of interest should continue. Because all or a portion of the contractual cash flows are not expected to be collected in accordance with the underlying loan agreements, the loan is considered to be impaired, and the Company estimates and records impairment based upon the present value of the expected cash flows it will be able to collect.

Values of collateral securing customer loans are confirmed through regular updates and reviews, but at a minimum are updated every twelve months for all loans designated as Special Mention or Classified, every six to nine months for land loans.  During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

Specific Reserves

Specific reserves are an estimation of losses specific to individual impaired loans.  All non-performing and restructured loans are evaluated to determine the amount of specific reserve or the required charge-off, if any, to reduce the current carrying value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. The net realizable value is estimated as the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price if the loan is expected to be sold, or the estimated fair value of the collateral less costs to sell based on recent appraisals. A specific reserve may be established instead of a charge-off when sufficient information exists to make a reasonable estimate of the loss but where a loss event has not yet been confirmed. While every non-performing loan is individually evaluated, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in the collectability of underlying loans and any previously recorded charge-offs. A confirmed loss event could be a payment delinquency of typically 90 days or greater, bankruptcy, fraud, death, or defunct status of a business, project or development.  Impaired loans are excluded from the calculation of allocated reserves as described below.

Charge-offs

Commercial and industrial loans are charged-off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when full collectability of the principal balance is no longer probable. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the present value of the expected cash flows it will be able to collect.  Loans in bankruptcy and loans to defunct businesses are charged-off to the estimated fair value of collateral, less costs to sell.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Commercial real estate loans are charged-off in whole or in part when they become 90 or more days delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or a portion of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates and records impairment based upon the expected cash flows it will be able to collect, which is generally from the liquidation of the pledged collateral.  Loans in bankruptcy and loans to defunct projects or development businesses are charged-off to the estimated fair value of collateral, less costs to sell.

Consumer loans are charged-off when they become non-performing, which is no later than when they become 90 days past due. At that time, the amount of the estimated collateral deficiency, if any, is charged-off for loans secured by collateral; all other loans are charged-off in full.  Loans in which the borrower is in bankruptcy are charged off within 60 days of receipt of notification of filing or within the timeframes specified in policy, whichever is shorter, unless it can be established that repayment is likely to occur. Loans with collateral are charged-down to the estimated fair value of the collateral less cost to sell.

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

For pass-rated loans, an estimate of inherent loss is made by applying portfolio-specific environmental and historical loss factors to the period-end balances of each loan category. Environmental factors are applied in addition to historical loss factors to reflect trends which management believes are not fully incorporated in historical net charge-off ratios.  Environmental factors include: unemployment, delinquency and non-accrual rates, trends in loan volume and portfolio growth, portfolio concentrations, board and loan review oversight, exceptions to policy, experience of management, competition and other external factors, and changes in the fair value of collateral dependent loans.  A historical loss factor is generated using actual losses for the preceding twelve quarters from the current quarter end.  The loss percentages are weighted to utilize the most relevant and current loss experience.

Unallocated Reserve

The unallocated reserve addresses inherent losses not included elsewhere in the allowance. It represents an element in the adequacy of the allowance given the nature of the calculation and the inherent imprecision and uncertainty as to estimated losses.

Premises and Equipment

Land is stated at cost.  Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization which is generally computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated economic life or the lease term. Depreciation and amortization expense for premises and equipment is included in premises and equipment expense in the consolidated statement of income.

The Company leases certain premises and equipment under non-cancellable operating leases.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Rental expense for all leases which contain escalation clauses are accounted for on a straight-line basis over the lease term.

Expenses for maintenance and repairs are recorded in premises and equipment expense in the consolidated statement of income as they are incurred.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accrued Interest Receivable

The Company records interest income on interest earning assets on the accrual basis which results in the recognition of interest income recorded in the consolidated statement of income before it is received. The consolidated balance sheet includes the amount of interest earned on the accrual basis of accounting but not yet received as of the date presented. The balance is primarily comprised of interest earned on loans to customers and dividends and interest on investment securities.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees or it obtained through acquisitions of other institutions that previously purchased the policies.   The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the consolidated statement of income.

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, which the Company performs during the second quarter of each year. The Company has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of one of the Company's identified reporting units is less than its carrying value. If the results of the qualitative assessment indicate the potential for impairment, the Company would perform the two-step goodwill impairment analysis.

In performing the two-step goodwill impairment analysis, if necessary, the estimated fair value of each reporting unit is compared to it carrying value, inclusive of goodwill assigned to it. If the carrying value of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of income with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are “community banking” and “other” for purposes of the goodwill impairment analysis.

In performing its analysis of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

On an interim basis, the Company evaluates whether circumstances are present that could indicate potential impairment of its goodwill. These circumstances include, but are not limited to, prolonged trading value of the Company’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators or loss of key personnel. When the Company determines that these or other circumstances are present, the Company tests the carrying value of goodwill for impairment at an interim date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low-cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or 10 years on an accelerated basis. Decreases in deposit lives may result in increased amortization and/or an impairment charge. Other intangible assets also include customer lists and covenants not to compete. These assets are amortized over the lesser of their contractual life or estimated economic life on a straight-line basis.

Unconsolidated Investments

The Company invests in partnerships and other non-consolidated businesses. These investments typically range from 20% ownership up to 50% and are accounted for using the equity method. The Company’s proportionate share of income or loss on equity method investments is recorded in non-interest income in the consolidated statement of income using the accrual basis of accounting. Cash received by the Company for dividends or distributions on these investments reduces the carrying value of the equity method investment on the consolidated balance sheet. These investments are reviewed at least annually for other-than-temporary declines below the investment’s carrying value. Consideration is given to a number of variables, including any expected tax credits or other similar benefits from each investment. Impairment charges are recorded as a reduction to the investment’s carrying value on the consolidated balance sheet and to non-interest income in the consolidated statement of income.

Repurchase Agreements

The Company’s repurchase agreements are secured borrowing transactions collateralized by investment securities. The Company sells investment securities to counterparties with an agreement to repurchase the exact or substantially the same securities at a specified date. On the trade date, the Company records a liability on the consolidated balance sheet for the amount for which securities will be subsequently reacquired, including accrued interest, based upon the contractual term of the transaction. Interest expense from repurchase agreements is recognized on the accrual basis of accounting in the consolidated statement of income.

The securities underlying repurchase agreements are identified and disclosed as pledged for this purpose in the notes to the financial statements. The investment securities remain on the Company’s consolidated balance sheet and are accounted for consistent with the Company’s other investment securities available-for-sale. Repurchase agreements are satisfied by the payment of cash from the Company to the counterparty at which time the securities identified in the transaction are no longer considered pledged.

Subordinated Debentures

The Company has established five statutory business Trusts: NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). The Company owns all of the common capital securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts, which are considered variable interest entities. The Company is not the variable interest holder, and as such does not consolidate the Trusts. The liabilities to the Trusts are reflected as subordinated debentures on the Company’s consolidated balance sheet, and the common capital securities are included in other assets. Interest is paid on amounts borrowed from the Trusts and is recorded in interest expense in the consolidated statement of income on the accrual basis of accounting.

Costs related to the issuance of the junior subordinated debentures are being amortized over the life of the instruments as an increase to interest expense in the consolidated statement of income using the interest method. The unamortized portion of the issuance costs is included within other assets on the consolidated balance sheet.

The Company’s maximum exposure to the Trusts is $143 million, which is the Company’s liability to the Trusts plus the Company’s investment in the Trusts.

On January 1, 2007, the Company made an accounting policy election to record $65.2 million of debentures issued to NPB Capital Trust II on August 20, 2002 at fair value on the consolidated balance sheet. Changes in the estimated fair value for each reporting period are reported as net gains (losses) from fair value changes within non-interest income in the consolidated statement of income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Employee Benefit Plans

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of income for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheet. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive income (loss) related to the recognition of certain costs which require recognition over the course of several reporting periods.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of income for purposes of determining the current period’s net income.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions. Any interest and penalties related to uncertain tax positions is recognized in income tax expense in the consolidated statement of income.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments.  For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss, but rather the credit risk is consistent with the estimated fair value due from counterparties to these contracts.  The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company reflects its estimate of credit risk for these instruments (including unfunded commitments, letters of credit, and interest rate swaps) in other liabilities on the balance sheet with the offsetting expense recorded in other operating expenses in the consolidated statement of income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

The Company may also enter into interest rate swap contracts in order to hedge its exposure to the variability of cash flows on certain floating-rate obligations. Cash flow hedges are intended to convert liabilities from a floating-rate instrument to a fixed-rate instrument. The Company’s intention is to design cash flow hedges to qualify for hedge accounting, and as such the estimated fair value of the hedge would be recorded either in other assets or other liabilities with an offset, after estimated taxes, recorded in accumulated other comprehensive income (loss). The ineffective portion of the hedging relationship would be recorded in other operating expenses in the consolidated statement of income. Amounts would be reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statement of income during the period the hedged item effects earnings. Cash flows associated with the hedges would be treated consistently with the cash flows of the hedged item during the period in which they occur.

The Company periodically enters into interest rate lock commitments with its mortgage loan customers whose loans are intended for sale after the loan is closed.  These commitments are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. The Company’s methodology for estimating the fair value of these derivatives is based upon the change in pricing of mortgage-backed securities with similar interest rates and duration. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value. The Company’s methodology for valuing these derivatives is based upon the fair value of the closed loans and the change in fair value of the interest rate lock commitments as previously described. The net change in the estimated fair value of the derivatives for commitments to customers and forward loan sale commitments during each period is recorded in mortgage banking income in the consolidated statement of income.

The Company estimates the fair value of letters of credit as the fees paid by the customer or charged for the arrangement.  The fair value is recorded in other liabilities on the consolidated balance sheet, and subsequently, the income is recognized in other operating income within non-interest income in the consolidated statement of income over the contractual life of the instrument.  If required to perform on a standby letter of credit, the Company records an amount due from the customer, which is recorded net of any unaccreted liability. Additional amounts estimated to be uncollectible, net of estimated proceeds from collateral, are charged-off against the appropriate allowance on the consolidated balance sheet.

Derivatives with the same counterparty and subject to master netting arrangements are reported net on the consolidated balance sheet.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of income. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available-for-sale and changes in pension obligations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Share-Based Compensation

The Company has certain share-based employee and director compensation plans. The related share-based employee compensation is included in salaries, wages and employee benefits expense in the consolidated statement of income during the period in which it is earned. Share-based director compensation expense is included in other operating expense in the consolidated statement of income.  The compensation cost for share-based compensation arrangements is determined based upon the estimated fair value of the award at the grant date and is recognized as an expense over the service period. Performance criteria for share-based awards are factored into the amount of expense recognized when applicable. The Company records tax benefits of share-based payments as a financing cash inflow and corresponding operating cash outflow in the consolidated statement of cash flow during the period in which they occur.

Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before one year from the date of grant or later than five years from the date of grant. The options have a maximum term of ten years for incentive stock options or ten years, one month for non-qualified stock options.

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

•
The Company relies exclusively on historical volatility as an input for determining the estimated fair value of stock options. The Company determines expected volatility based on the expected life of the option.

In determining the expected life of the option grants, the Company observes the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grants.

Share-based payments are also granted in the form of restricted stock awards or units. Restricted stock is granted with service criteria and may also include performance criteria. The fair value of each award is estimated based on the fair market value of the Company’s common stock on the date of grant.

Share-based payment plans are further described in Footnote 16 of the consolidated financial statements.

Treasury Stock

The Company may repurchase shares on the open market. Treasury stock is recorded at the cost at which it was obtained in the open market, and at the date of reissuance, treasury stock on the consolidated balance sheet is reduced by the cost for which it was purchased using specific identification, on a first-in, first-out basis.

Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year.  All per share information in the financial statements is adjusted retroactively for the effect of stock dividends and splits.

Diluted shares and earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The dilutive effect of stock options and warrants and other instruments is calculated using the treasury stock method.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Goodwill

In September 2011, the FASB simplified how entities test goodwill for impairment, whereby an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after its assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. This amendment was effective for the Company for its fiscal year beginning January 1, 2012 and the adoption of this standard did not have a material effect on the financial condition or results of operations of the Company.

Comprehensive Income

In June 2011, the FASB released a standard requiring comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. The single continuous statement format combines other comprehensive income, its components and total comprehensive income with the consolidated statement of income. In the two statement approach, the first statement would be the statement of income immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The standard was effective for the Company beginning January 1, 2012 and requires retrospective application. The Company early adopted the two statement approach for the year ended December 31, 2011 by including a consolidated statement of comprehensive income after the consolidated statement of income in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

2.    EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Income for EPS:
Net income available to common shareholders	$98,910	$84,401	$13,316
Calculation of shares:
Weighted average basic shares	150,566,098	151,386,614	128,118,298
Dilutive effect of:
Share-based compensation	293,897	267,032	68,353
Warrants		—	—
Weighted average fully diluted shares	150,859,995	151,653,646	128,186,651
Earnings per common share:
Basic	$0.66	$0.56	$0.10
Diluted	$0.66	$0.56	$0.10

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Stock Options	4,322,167	5,039,081	5,627,414
Exercise Price
Low	$7.07	$5.85	$5.60
High	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3.    INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

(dollars in thousands)	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Government agencies	$999	$24	$—	$1,023
State and municipal bonds	268,555	17,677	(912)	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,445,978	46,964	(1,577)	1,491,365
Non-agency collateralized mortgage obligations	8,952	165	(7)	9,110
Corporate securities and other	10,980	432	(729)	10,683
Marketable equity securities	3,583	1,141	(12)	4,712
Total	$1,739,047	$66,403	$(3,237)	$1,802,213

Held-to-Maturity
State and municipal bonds	$412,542	$32,309	$(68)	$444,783
Agency mortgage-backed securities/collateralized mortgage obligations	51,182	2,740	—	53,922
Non-agency collateralized mortgage obligations	442	2	—	444
Total	$464,166	$35,051	$(68)	$499,149

(dollars in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Government agencies	$2,997	$75	$—	$3,072
State and municipal bonds	313,607	15,588	(3,573)	325,622
Agency mortgage-backed securities/collateralized mortgage obligations	1,344,442	43,230	(56)	1,387,616
Non-agency collateralized mortgage obligations	14,887	292	(63)	15,116
Corporate securities and other	12,023	486	(1,320)	11,189
Marketable equity securities	3,749	758	(103)	4,404
Total	$1,691,705	$60,429	$(5,115)	$1,747,019

Held-to-Maturity
State and municipal bonds	$421,046	$29,284	$(482)	$449,848
Agency mortgage-backed securities/collateralized mortgage obligations	74,714	3,197	—	77,911
Non-agency collateralized mortgage obligations	814	25	—	839
Total	$496,574	$32,506	$(482)	$528,598

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3.    INVESTMENT SECURITIES – Continued

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	For the year ended December 31,
	2012	2011	2010
Gains	$16	$2,742	$214
Losses	(135)	(23)	—
Net (losses) gains on sales of investment securities	$(119)	$2,719	$214

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011, respectively.

December 31, 2012
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	45	$18,592	$(157)	$13,482	$(823)	$32,074	$(980)
Agency mortgage-backed securities/collateralized mortgage obligations	25	141,252	(1,577)	—	—	141,252	(1,577)
Non-agency collateralized mortgage obligations	3	516	(3)	268	(4)	784	(7)
Corporate securities and other	6	1,983	(21)	2,816	(708)	4,799	(729)
Total debt securities	79	162,343	(1,758)	16,566	(1,535)	178,909	(3,293)
Marketable equity securities	1	577	(12)	—	—	577	(12)
Total	80	$162,920	$(1,770)	$16,566	$(1,535)	$179,486	$(3,305)

December 31, 2011
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
State and municipal bonds	92	$3,263	$(33)	$55,715	$(4,022)	$58,978	$(4,055)
Agency mortgage-backed securities/collateralized mortgage obligations	4	23,226	(56)	—	—	23,226	(56)
Non-agency collateralized mortgage obligations	3	—	—	742	(63)	742	(63)
Corporate securities and other	9	4,461	(909)	2,576	(411)	7,037	(1,320)
Total debt securities	108	30,950	(998)	59,033	(4,496)	89,983	(5,494)
Marketable equity securities	5	588	(103)	—	—	588	(103)
Total	113	$31,538	$(1,101)	$59,033	$(4,496)	$90,571	$(5,597)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	December 31,
	2012	2011
Deposits	$847,155	$808,873
Repurchase agreements	694,587	688,924
Other	99,585	43,145
Total	$1,641,327	$1,540,942

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3.    INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2012 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,992	$4,065	$—	$—
Due after one through five years	31,242	34,274	—	—
Due after five through ten years	140,245	150,534	74,027	78,403
Due after ten years	1,559,985	1,608,628	390,139	420,746
Marketable equity securities	3,583	4,712	—	—
Total	$1,739,047	$1,802,213	$464,166	$499,149

Evaluation of Impairment of Securities

The Company recorded $0.2 million of other-than-temporary impairment losses on an equity security for the twelve months ended December 31, 2012. There were no securities which were determined to be OTTI in 2011. During 2010, the Company recorded $1.4 million of OTTI on the following securities:

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

As of December 31, 2012 and 2011, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At December 31, 2012, gross unrealized losses totaled $3.3 million, and securities in an unrealized loss position for twelve months or longer totaled $1.5 million, $0.8 million attributed to state and municipal bonds and $0.7 million of corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider the securities with unrealized losses for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $68.4 million and $70.5 million as of December 31, 2012 and December 31, 2011, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2012, the FHLB of Pittsburgh repurchased an additional $2.1 million, net, of its capital stock from the Company at par/cost. Also, during 2012 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4.     LOANS

The following tables present loan classifications:

December 31, 2012	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Commercial and industrial loans	$2,282,734	$60,809	$126,195	$26,117	$2,495,855

CRE - permanent	836,212	19,469	46,208	5,871	907,760
CRE - construction	85,085	6,351	28,996	5,446	125,878
Commercial real estate	921,297	25,820	75,204	11,317	1,033,638

Residential mortgages	661,226	—	38	10,508	671,772
Home equity lines and loans	749,459	—	666	4,261	754,386
All other consumer	262,174	1,740	5,282	1,705	270,901
Consumer loans	1,672,859	1,740	5,986	16,474	1,697,059

Loans	$4,876,890	$88,369	$207,385	$53,908	$5,226,552

Percent of loans	93.31%	1.69%	3.97%	1.03%	100.00%

December 31, 2011	Performing
(dollars in thousands)	Pass Rated Loans	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Commercial and industrial loans	$2,113,637	$75,988	$199,262	$31,140	$2,420,027

CRE - permanent	746,741	42,259	56,663	9,861	855,524
CRE - construction	89,085	14,140	40,622	12,217	156,064
Commercial real estate	835,826	56,399	97,285	22,078	1,011,588

Residential mortgages	703,150	—	—	7,172	710,322
Home equity lines and loans	743,356	—	—	4,202	747,558
All other consumer	274,271	2,819	4,906	4,394	286,390
Consumer loans	1,720,777	2,819	4,906	15,768	1,744,270

Loans	$4,670,240	$135,206	$301,453	$68,986	$5,175,885

Percent of loans	90.24%	2.61%	5.82%	1.33%	100.00%

Notes:
Loans include overdrafts of $1.2 million at December 31, 2012 and $1.0 million at December 31, 2011.
Unamortized loan origination costs, net of fees, were $5.0 million and $4.2 million at December 31, 2012 and 2011, respectively, and are included in the stated balance of loans on the Company's balance sheets.
As of December 31, 2012 and 2011, direct finance leases totaled $1.6 million and $4.7 million, respectively, and were included in commercial and industrial loans in the tables above.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4.     LOANS - Continued

The following table represents the details for past due loans:

December 31, 2012			90 Days or More Past Due and Still Accruing (1)
(dollars in thousands)	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances

Commercial and industrial loans	$4,026	$1,685	$32	$5,743	$2,465,459	$24,653	$2,495,855

CRE - permanent	1,333	330	3	1,666	903,110	2,984	907,760
CRE - construction	651	485	—	1,136	119,296	5,446	125,878
Commercial real estate	1,984	815	3	2,802	1,022,406	8,430	1,033,638

Residential mortgages	3,826	394	38	4,258	660,448	7,066	671,772
Home equity lines and loans	3,705	1,818	666	6,189	744,505	3,692	754,386
All other consumer	3,054	714	1,288	5,056	264,140	1,705	270,901
Consumer loans	10,585	2,926	1,992	15,503	1,669,093	12,463	1,697,059

Loans	$16,595	$5,426	$2,027	$24,048	$5,156,958	$45,546	$5,226,552

Percent of loans	0.32%	0.10%	0.04%	0.46%		0.87%

December 31, 2011			90 Days or More Past Due and Still Accruing (1)
(dollars in thousands)	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances (2)	Total Loan Balances

Commercial and industrial loans	$8,113	$2,253	$59	$10,425	$2,378,521	$31,081	$2,420,027

CRE - permanent	724	209	—	933	847,188	7,403	855,524
CRE - construction	1,324	389	—	1,713	142,133	12,218	156,064
Commercial real estate	2,048	598	—	2,646	989,321	19,621	1,011,588

Residential mortgages	2,209	603	4	2,816	703,002	4,504	710,322
Home equity lines and loans	2,953	756	728	4,437	740,075	3,046	747,558
All other consumer	2,325	933	1,219	4,477	278,737	3,176	286,390
Consumer loans	7,487	2,292	1,951	11,730	1,721,814	10,726	1,744,270

Loans	$17,648	$5,143	$2,010	$24,801	$5,089,656	$61,428	$5,175,885

Percent of loans	0.34%	0.10%	0.04%	0.48%		1.19%

(1)	Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

(2)
At December 31, 2012, non-accrual balances included troubled debt restructurings of $5.0 million of commercial real estate loans, $20.6 million of commercial and industrial loans, and $0.2 million of consumer loans. At December 31, 2011, non-accrual balances included troubled debt restructurings of $8.6 million of commercial real estate and $11.2 million of commercial and industrial loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4.     LOANS - Continued

Changes in the allowance for loan losses are summarized as follows:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Beginning allowance	$126,640	$150,054	$146,271
Provision for loan losses	8,000	15,000	95,000
Recoveries	4,813	9,121	10,251
Charge-offs	(28,498)	(47,535)	(100,560)
Net Charge-offs	(23,685)	(38,414)	(90,309)
Divestiture of Christiana	—	—	(908)
Ending allowance	$110,955	$126,640	$150,054

Additional details for changes in the allowance for loan losses by loan portfolio are as follows:

December 31, 2012		Commercial Real Estate (2)
(dollars in thousands)	Commercial (1)		Consumer (3)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(12,209)	(6,818)	(9,471)	—	(28,498)
Recoveries	1,943	962	1,908	—	4,813
Provision	602	(5,571)	11,004	1,965	8,000
Ending balance	$46,151	$29,295	$23,101	$12,408	$110,955
Allowance for loan losses:
Individually evaluated for impairment	$1,644	$406	$1,060	$—	$3,110
Collectively evaluated for impairment	44,507	28,889	22,041	12,408	107,845
Total allowance for loan losses	$46,151	$29,295	$23,101	$12,408	$110,955
Loans:
Individually evaluated for impairment	$26,117	$13,657	$16,474	$—	$56,248
Collectively evaluated for impairment	2,469,738	1,019,981	1,680,585	—	5,170,304
Loans	$2,495,855	$1,033,638	$1,697,059	$—	$5,226,552

December 31, 2011		Commercial Real Estate (2)
(dollars in thousands)	Commercial (1)		Consumer (3)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$69,655	$51,177	$20,897	$8,325	$150,054
Charge-offs	(21,321)	(11,529)	(14,685)	—	(47,535)
Recoveries	2,326	2,740	4,055	—	9,121
Provision	5,155	(1,666)	9,393	2,118	15,000
Ending balance	$55,815	$40,722	$19,660	$10,443	$126,640
Allowance for loan losses:
Individually evaluated for impairment	$4,003	$3,132	$1,774	$—	$8,909
Collectively evaluated for impairment	51,812	37,590	17,886	10,443	117,731
Total allowance for loan losses	$55,815	$40,722	$19,660	$10,443	$126,640
Loans:
Individually evaluated for impairment	$31,081	$22,077	$13,818	$—	$66,976
Collectively evaluated for impairment	2,388,946	989,511	1,730,452	—	5,108,909
Loans	$2,420,027	$1,011,588	$1,744,270	$—	$5,175,885

(1)	Commercial includes all C&I loans, including those secured by real estate.

(2)	CRE is defined as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.

(3)	Consumer loans include direct consumer loans, indirect consumer loans, consumer lines of credit, and overdrafts.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4.     LOANS - Continued

The Company did not have any loans acquired with deteriorated credit quality.

     Impaired loan details are as follows:

December 31, 2012
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans	$4,326	$21,791	$26,117	$3,700	$29,817	$1,644	$31,392

CRE - permanent	1,241	6,970	8,211	5,766	13,977	76	7,352
CRE - construction	809	4,637	5,446	10,230	15,676	330	9,008
Commercial real estate	2,050	11,607	13,657	15,996	29,653	406	16,360

Residential mortgages	3,413	7,095	10,508	922	11,430	880	8,111
Home equity lines and loans	547	3,714	4,261	286	4,547	180	3,507
All other consumer	—	1,705	1,705	61	1,766	—	1,987
Consumer loans	3,960	12,514	16,474	1,269	17,743	1,060	13,605

Total	$10,336	$45,912	$56,248	$20,965	$77,213	$3,110	$61,357

December 31, 2011
(dollars in thousands)	Recorded Investment With Related Allowance	Recorded Investment Without Related Allowance	Total Recorded Investment	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial loans	$13,363	$17,718	$31,081	$5,992	$37,073	$4,003	$31,845

CRE - permanent	2,285	7,575	9,860	6,586	16,446	1,160	14,079
CRE - construction	8,698	3,519	12,217	14,711	26,928	1,972	15,560
Commercial real estate	10,983	11,094	22,077	21,297	43,374	3,132	29,639

Residential mortgages	2,698	4,470	7,168	560	7,728	662	6,479
Home equity lines and loans	1,374	2,100	3,474	1,919	5,393	1,112	2,244
All other consumer	—	3,176	3,176	516	3,692	—	2,025
Consumer loans	4,072	9,746	13,818	2,995	16,813	1,774	10,748

Total	$28,418	$38,558	$66,976	$30,284	$97,260	$8,909	$72,232

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4.     LOANS - Continued

Impaired loan losses are as follows:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Gross interest due on impaired loans	$4,794	$6,398	$7,246
Interest received on impaired loans	(287)	(530)	(105)
Net impact of impaired loans on interest income	$4,507	$5,868	$7,141

Average recorded investment in impaired loans	$61,357	$72,232	$104,503

The following table presents details of the Company's loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company's restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	December 31,
	2012	2011
Commercial and industrial loans	$1,464	$—
CRE - permanent	2,887	2,456
Residential mortgages	3,442	2,664
Home equity lines and loans	569	428
Total restructured loans	$8,362	$5,548

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans using a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

Other real estate owned and repossessed assets are as follows:

(dollars in thousands)	December 31,
	2012	2011
Other real estate owned	$2,515	$7,197
Repossessed assets	514	519
Total other real estate and repossessed assets	$3,029	$7,716

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5.     PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)	Estimated	Year Ended December 31,
	useful lives	2012	2011
Land	Indefinite	$14,322	$14,129
Buildings	5 to 40 years	99,833	96,790
Equipment	3 to 10 years	106,217	99,356
Leasehold improvements	2 to 20 years	11,000	10,875
Equipment leases to customers	Economic life	7,567	10,893
Total premises and equipment		238,939	232,043
Accumulated depreciation		(142,605)	(135,845)
Premises and equipment, net		$96,334	$96,198

Depreciation expense of $9.7 million, $9.6 million, and $10.7 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

Lease Commitments

Future minimum payments under non-cancellable operating leases are due as follows:

(dollars in thousands)
	Year Ended December 31,
	2013	$7,381
	2014	7,298
	2015	6,395
	2016	5,682
	2017	5,062
	Thereafter	35,884
	Total	$67,702

Total rental expense of $8.1 million, $8.2 million, and $8.1 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the year ended December 31, 2012.

	Year Ended			Year Ended
(dollars in thousands)	December 31,			December 31,
	2011	Impairment	Disposition	2012
Goodwill	$512,268	—	—	$512,268
Accumulated impairment	(253,989)	—	—	(253,989)
Goodwill, net	$258,279	—	—	$258,279

During the second quarter, the Company performed its annual qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair value of its reporting units are less than their carrying amounts. There were no indicators of impairment subsequent to June 30, 2012 for which an interim impairment test was required.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

6.    GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2012, the carrying value of goodwill assigned to the Community Banking segment was $235 million and the carrying value of goodwill assigned to the Other segment was $23 million.

The table below presents the Company’s core deposit intangibles and other intangible assets and the related amortization expense.

(dollars in thousands)	As of and for the year end December 31,
	2012	2011	2010
Core deposit and other intangible assets	$10,614	$15,770	$22,217
Amortization expense	5,156	6,446	7,100

Remaining amortization expense
2013	$4,264
2014	3,735
2015	1,992
2016	218
2017	177

7.     DEPOSITS

(dollars in thousands)	December 31, 2012		December 31, 2011
	Balance	Annual cost	Balance	Annual cost
NOW accounts	$1,472,985	0.15%	$1,293,148	0.20%
Money market accounts	1,642,803	0.35%	1,686,909	0.55%
Savings	493,386	0.12%	454,003	0.18%
CDs less than $100	1,017,925	1.27%	1,138,908	1.63%
CDs $100 or greater	417,065	1.19%	438,148	1.44%
Total interest bearing deposits	5,044,164	0.54%	5,011,116	0.79%
Non-interest bearing deposits	891,401	—	863,703	—
Total deposits	$5,935,565	0.46%	$5,874,819	0.68%

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	2013	$859,197
	2014	304,658
	2015	108,511
	2016	92,262
	2017	69,798
	Thereafter	564
	Total	$1,434,990

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

8.      BORROWINGS

(dollars in thousands)	December 31, 2012		December 31, 2011
	Balance	Annual cost	Balance	Annual cost
Customer repurchase agreements	$560,065	0.40%	$523,978	0.48%
Structured repurchase agreements	75,000	4.30%	85,000	4.12%
Short-term borrowings	100,000	0.29%	—	—
Federal Home Loan Bank advances, net of prepayment fees incurred	464,632	4.28%	616,111	4.50%
Subordinated debentures accounted for at fair value	67,306	7.85%	67,989	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.98%	77,321	5.25%	(a)
Total borrowings and other debt obligations	$1,344,324	2.78%	$1,370,399	3.18%

(a) The cost includes the impact of the interest rate swaps until their expiration in the fourth quarter of 2011.

The Company’s borrowings include long-term debt in the form of FHLB advances, structured repurchase agreements, and subordinated debentures. FHLB advances mature within one to seven years and are collateralized by certain first mortgage loans, investment securities and also require the Company to purchase FHLB capital stock, which is included within other securities on the consolidated balance sheet. Structured repurchase agreements mature within one to two years and have investment securities pledged as collateral.

During the third quarter of 2012, the Company restructured $400 million of fixed rate FHLB advances, with a weighted average interest rate of 4.59%, into $400 million of variable rate advances indexed to three month LIBOR with an initial rate of 0.90%. In relation to the restructuring, the Company incurred a prepayment penalty of $68.7 million, which will be amortized over the term of the new instrument, and the effect of which is included in the cost reported in the table above. The unamortized prepayment penalty balance at December 31, 2012 was $65.5 million.

Outstanding FHLB advances and structured repurchase agreements mature as follows:

(dollars in thousands)	Federal Home Loan		Structured repurchase
	Bank advances		agreements
2013	$17,000		$25,000
2014	32,500		50,000
2015	24,000		—
2016	662		—
2017	50,073		—
Thereafter	340,397	(a)	—
Total	$464,632		$75,000

(a) On February 8, 2013, the Company completed its restructuring of $400 million of fixed rate FHLB advances. Refer to Footnote 20 within Item 8 of this Report for additional details.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

8.    BORROWINGS - Continued

Details of the Company’s obligations to the Trusts are as follows:

Trusts	Principal	Issued	Maturity	Interest Rate	Callable in whole or in part any time on or after
NPB Capital Trust II	$65.2 Million	August 20, 2002	September 30, 2032	7.85% (fixed)	September 30, 2007
NPB Capital Trust III	$20.6 Million	February 20, 2004	April 23, 2034	3 mo. LIBOR + 2.74% margin	April 23, 2009
NPB Capital Trust IV	$20.6 Million	March 25, 2004	April 7, 2034	3 mo. LIBOR + 2.74% margin	April 7, 2009
NPB Capital Trust V	$20.6 Million	April 7, 2004	April 7, 2034	3 mo. LIBOR + 2.74% margin	April 7, 2009
NPB Capital Trust VI	$15.4 Million	January 19, 2006	March 15, 2036	3 mo. LIBOR + 1.38% margin	March 15, 2011

On January 1, 2007, the Company elected the fair value option for NPB Capital Trust II. The election was made for asset/liability management purposes.  As a result of the fair value option, this debenture was reported on the consolidated balance sheet at its fair value of $67.3 million at December 31, 2012 and $68.0 million at December 31, 2011. On February 5, 2013, the Company announced the full redemption of this debenture at par to be completed March 7, 2013. Refer to Footnote 20 within Item 8 of this Report for additional details.

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

9.     CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At December 31, 2012, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	December 31,
	2012	2011	2010
Unrealized gains on investment securities	$41,058	$35,955	$1,748
Unrealized losses on cash flow hedges	—	—	(1,805)
Pension	(16,729)	(15,161)	(9,349)
Total accumulated other comprehensive income	$24,329	$20,794	$(9,406)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

11.   SHAREHOLDERS’ EQUITY

Treasury Stock

In 2012, the Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn's common stock throughout 2012, which represented approximately five percent (5%) of the outstanding shares. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans. As of December 31, 2012, the Company has fulfilled the common stock repurchase plan by acquiring 7.5 million shares on the open market for $67.5 million.

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

Cash Dividends

The Company declared and paid cash dividends of $0.05, $0.07, $0.09 and $0.10 per share for the four quarters of 2012, respectively, totaling $46.4 million. Also in 2012, the Company accelerated and paid a cash dividend for the first quarter of 2013 of $0.10 per share or $15.0 million.

In 2011, the Company declared and paid cash dividends in all four quarters totaling $13.7 million to common shareholders. The dividends declared were $0.01, $0.01, $0.03 and $0.04 per share for the four quarters of 2011, respectively.

In 2011, quarterly cash dividends were declared totaling $1.6 million, on the 150,000 shares of Series B Preferred Stock issued, outstanding and held by the U.S. Treasury, as sole shareholder of record.

Series B Preferred Stock and Common Stock Warrant

On March 16, 2011,  National Penn redeemed the entire amount of Series B Preferred Stock ($150 million) issued to the U.S. Treasury on December 12, 2008, under the TARP Capital Purchase Program. The Company paid $150.6 million, including $0.6 million of accrued and unpaid dividends. The preferred shares had a carrying value of $148.4 million at December 31, 2010, net of unaccreted discount. National Penn accelerated the accretion of the discount in the first quarter of 2011, reducing net income available to common shareholders by $1.5 million or $0.01 per common share. On April 13, 2011, National Penn repurchased the outstanding warrant to purchase 735,294 shares of the Company’s common stock held by the U.S. Treasury that was issued in conjunction with the preferred shares for $1.0 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	As of December 31,
	2012	2011
Commitments to extend credit	$1,672,424	$1,452,348
Commitments to fund mortgages	36,795	27,067
Commitments to sell mortgages to investors	51,125	39,283
Letters of credit	127,435	157,240

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2012 and 2011.

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

Summary information regarding interest rate swap derivative positions which were not designed in hedging relationships are as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2012
Receive fixed - pay floating interest rate swaps	131	$424,863	$28,252	$—	4.67%	2.34%	6.36
Pay fixed - receive floating interest rate swaps	131	424,863	—	28,252	2.34%	4.67%	6.36
Net interest rate swaps		$849,726	$28,252	$28,252	3.51%	3.51%	6.36

December 31, 2011
Receive fixed - pay floating interest rate swaps	78	$195,263	$22,598	$—	5.90%	2.11%	5.03
Pay fixed - receive floating interest rate swaps	78	195,263	—	22,598	2.11%	5.90%	5.03
Net interest rate swaps		$390,526	$22,598	$22,598	4.01%	4.01%	5.03

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them.  In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income and as a result did not impact other operating income in each of 2012, 2011 and 2010. Cash collateral pledged for swaps in a liability position was $28.2 million at December 31, 2012.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The following summarizes the Company's derivative activity as of and for the year ended December 31, 2012, 2011, and 2010:

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2012	December 31, 2012

Interest rate swaps:	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $5.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.6 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Increase to mortgage banking income of $0.5 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2011	December 31, 2011

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	There was no impact due to the expiration of all cash flow hedges.	The ineffective portion is zero. Increase to interest expense of $1.9 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $22.6 million.	No net effect on other operating income from offsetting $2.2 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Increase to mortgage banking income of $0.5 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Decrease to mortgage banking income of $0.8 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2010	December 31, 2010

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	Increase to other liabilities of $1.8 million and a corresponding decrease to OCI.	The ineffective portion is zero. Increase to interest expense of $2.2 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $20.4 million.	No net effect on other operating income from offsetting $3.1 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The Company evaluates and establishes an estimated reserve for credit and other risk associated with off-balance-sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. $0.1 million of expense was recorded in other operating expenses within non-interest expense in the consolidated statement of income during 2012 for credit losses on off-balance-sheet exposures as compared to $1.8 million recorded in 2011 and $0.6 million in 2010. As of December 31, 2012 and 2011 the reserve for off-balance sheet exposure was $1.6 million and $1.5 million, respectively.

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

•
Certain marketable equity securities are not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and therefore additional quotations from brokers may be obtained. Additional indications of pricing, which are considered, include subsequent financing rounds or pending transactions. The reported fair value is based upon the Company’s judgment with respect to the information it is able to reliably obtain.

The Company utilizes a third-party service provider to assist with investment security pricing. The Company evaluates the pricing results by periodically reviewing the service provider's practices and procedures. Additionally, each quarter the Company independently validates the pricing results of the third party service provider by obtaining independent prices from other sources and evaluating discrepancies to established tolerances for each security type. The Company also performs benchmarking analysis to project security price movements and evaluates inconsistent trends, investigates pricing outliers by security class, and performs a review of unchanged security prices.

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

Specifically, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability with a cost basis of $65.2 million and fair value of $67.3 million at December 31, 2012.  Non-interest income included a gain of $0.7 million and a loss of $2.5 million for the change in fair value of the subordinated debenture for the years ended December 31, 2012 and 2011, respectively.  This subordinated debenture has a fixed rate of 7.85% and a maturity date of September 30, 2032 with an option to call after September 30, 2007.  The Company elected the fair value option for asset/liability management purposes.  The fair value of the subordinated debenture is based on an unadjusted, quoted price of the traded asset (Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,023	$—	$1,023	$—
State and municipal bonds	285,320	—	285,320	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	1,491,365	—
Non-agency collateralized mortgage obligations	9,110	—	9,110	—
Corporate securities and other	10,683	59	8,799	1,825
Marketable equity securities	4,712	3,711	—	1,001
Investment securities, available-for-sale	$1,802,213	$3,770	$1,795,617	$2,826

Interest rate locks	12	—	12	—
Interest rate swap agreements	28,252	—	28,252	—

Liabilities
Subordinated debentures	$67,306	$67,306	$—	$—
Forward sale commitments	362	—	362	—
Interest rate swap agreements	28,252	—	28,252	—

December 31, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$3,072	$—	$3,072	$—
State and municipal bonds	325,622	—	325,622	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,387,616	—	1,387,616	—
Non-agency collateralized mortgage obligations	15,116	—	15,116	—
Corporate securities and other	11,189	1,117	8,452	1,620
Marketable equity securities	4,404	3,278	—	1,126
Investment securities, available-for-sale	$1,747,019	$4,395	$1,739,878	$2,746

Interest rate locks	587	—	587	—
Interest rate swap agreements	22,598	—	22,598	—

Liabilities
Subordinated debentures	$67,989	$67,989	$—	$—
Forward sale commitments	852	—	852	—
Interest rate swap agreements	22,598	—	22,598	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the year ended December 31, 2012:

(dollars in thousands)
	Beginning Balance January 1, 2012	Gains/(losses)/ (impairment) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance December 31, 2012
Level 1

Corporate securities and other	$1,117	$—	$(27)	$—	$—	$(1,030)	$(1)	$—	$59
Marketable equity securities	$3,278	(11)	444	—	—	—	—	—	$3,711
Total level 1	$4,395	$(11)	$417	$—	$—	$(1,030)	$(1)	$—	$3,770

Level 2

U.S. Government agencies	$3,072	$—	$(51)	$—	$—	$(2,000)	$2	$—	$1,023
State and municipal bonds	$325,622	—	4,750	1,240	—	(49,813)	3,521	—	$285,320
Agency mortgage-backed securities/ collateralized mortgage obligations	$1,387,616	—	2,213	452,219	—	(343,721)	(6,962)	—	$1,491,365
Non-agency collateralized mortgage obligations	$15,116	—	(71)	—	—	(5,952)	17	—	$9,110
Corporate securities and other	$8,452	(108)	359	2,000	(1,876)	—	(28)	—	$8,799
Total level 2	$1,739,878	$(108)	$7,200	$455,459	$(1,876)	$(401,486)	$(3,450)	$—	$1,795,617

Level 3

Corporate securities and other	$1,620	$—	$205	$—	$—	$—	$—	$—	$1,825
Marketable equity securities	$1,126	(154)	29	—	—	—	—	—	$1,001
Total level 3	$2,746	$(154)	$234	$—	$—	$—	$—	$—	$2,826

Total available-for-sale securities	$1,747,019	$(273)	$7,851	$455,459	$(1,876)	$(402,516)	$(3,451)	$—	$1,802,213

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Loans held-for-sale	$—	$14,330	$—	$14,330
Impaired loans, net	—	—	53,138	53,138
OREO and other repossessed assets	—	—	3,029	3,029

December 31, 2011
Assets
Loans held-for-sale	$—	$12,216	$—	$12,216
Impaired loans, net	—	—	58,067	58,067
OREO and other repossessed assets	—	—	7,716	7,716

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of December 31, 2012 and December 31, 2011.

Impaired loans totaled $56.2 million with a specific reserve of $3.1 million at December 31, 2012, compared to $67.0 million with a specific reserve of $8.9 million at December 31, 2011. Fair value for impaired loans is primarily measured based on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs recorded on OREO and other repossessed assets at December 31, 2012 and December 31, 2011 totaled $0.3 million and $0.2 million, respectively.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$428,128	$428,128	$451,522	$451,522
Investment securities available-for-sale	1,802,213	1,802,213	1,747,019	1,747,019
Investment securities held-to-maturity	464,166	499,149	496,574	528,598
Loans held-for-sale	14,330	14,680	12,216	12,482

Loans	5,226,552	5,131,880	5,175,885	5,021,895
Allowance for loan losses	(110,955)	—	(126,640)	—
Loans, net	$5,115,597	$5,131,880	$5,049,245	$5,021,895

OREO and other repossessed assets	$3,029	$3,029	$7,716	$7,716
Interest rate locks	12	12	587	587
Interest rate swap agreements	28,252	28,252	22,598	22,598

LIABILITIES
Non-interest bearing deposits	$891,401	$891,401	$863,703	$863,703
Interest bearing deposits, non-maturity	3,609,174	3,609,174	3,434,060	3,434,060
Deposits with stated maturities	1,434,990	1,445,706	1,577,056	1,575,222
Customer repurchase agreements	560,065	560,065	523,978	523,978
Structured repurchase agreements	75,000	78,593	85,000	90,820
Short-term borrowings	100,000	100,000	—	—
Federal Home Loan Bank advances	464,632	543,903	616,111	705,493
Subordinated debentures	144,627	144,627	145,310	145,310
Forward sale commitments	362	362	852	852
Interest rate swap agreements	28,252	28,252	22,598	22,598

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

The fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolio's effective interest rate which includes assumptions concerning prepayment rates and net credit losses.  The loan portfolio is classified within Level 3 of the fair value hierarchy.

The fair value of non-interest bearing demand deposits has been estimated to equal the carrying amount, which is assumed to be the amount payable on demand at the balance sheet date and therefore are classified within Level 1 of the fair value hierarchy.

The fair value for interest bearing deposits, excludes deposits with stated maturities, and is based on the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  These instruments are classified within Level 2 of the fair value hierarchy.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value is measured on an unadjusted, quoted price for the traded assets (Nasdaq: “NPBCO”) and as such is classified within Level 1 of the fair value hierarchy. Subordinated debentures that float with LIBOR are callable at any time and the fair value is estimated to equal the par amount due to the call feature. These instruments are classified within Level 2 of the fair value hierarchy.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14.  REGULATORY MATTERS

National Penn and National Penn Bank are subject to regulations of certain federal and state agencies, and undergo periodic examinations by such regulatory authorities.

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2012, that National Penn Bank and the Company met all capital adequacy requirements to which they are subject.

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $30.7 million at December 31, 2012. The average amount of these balances for the year ended December 31, 2012 was approximately $217 million.

The following tables summarize National Penn Bancshares, Inc. and National Penn Bank’s regulatory capital.

(dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,056,835	17.80%	$475,097	8.00%	n/a	n/a
National Penn Bank	879,015	15.09%	465,961	8.00%	$582,452	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$982,148	16.54%	$237,548	4.00%	n/a	n/a
National Penn Bank	805,738	13.83%	232,981	4.00%	$349,471	6.00%
Tier I capital (to average assets)
National Penn	$982,148	12.16%	$323,131	4.00%	n/a	n/a
National Penn Bank	805,738	10.02%	321,802	4.00%	$402,252	5.00%

(dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,050,417	18.38%	$457,171	8.00%	n/a	n/a
National Penn Bank	968,300	17.17%	451,037	8.00%	$563,796	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$978,302	17.12%	$228,586	4.00%	n/a	n/a
National Penn Bank	897,133	15.91%	225,518	4.00%	$338,278	6.00%
Tier I capital (to average assets)
National Penn	$978,302	12.00%	$326,184	4.00%	n/a	n/a
National Penn Bank	897,133	11.03%	325,298	4.00%	$406,623	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.   BENEFIT PLANS

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

Matching contributions to the plan, including discretionary profit sharing, included in salaries, wages and employee benefit expenses were $3.9 million, $3.9 million, and $3.8 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.   BENEFIT PLANS - Continued

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

(dollars in thousands)	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$51,709	$43,032
Interest cost	2,295	2,349
Effect of change in assumptions	4,101	7,215
Benefits paid	(1,513)	(1,305)
Effect of change in experience	157	418
Benefit obligations at end of year	$56,749	$51,709
Change in plan assets:
Fair value of plan assets at beginning of year	$38,896	$39,161
Actual return on plan assets	4,155	1,161
Employer contribution	—	—
Benefits paid including assumed expenses	(1,637)	(1,426)
Fair value of plan assets at end of year	41,414	38,896

Funded status	$(15,335)	$(12,813)

Net loss not yet recognized in net periodic pension cost	$25,859	$23,560

Net pension cost included the following components:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Service cost	$124	$116	$762
Interest cost	2,295	2,349	2,277
Expected return on plan assets	(2,758)	(2,785)	(2,832)
Amortization of unrecognized net actuarial loss	562	305	323
Net periodic benefit cost (gain)	223	(15)	530
Non-recurring curtailment gain	—	—	(4,066)
Net periodic benefit cost (gain)	$223	$(15)	$(3,536)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI.  Refer to Footnote 10 in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.   BENEFIT PLANS - Continued

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2012	2011
Discount rate	4.00%	4.50%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2012	2011
Discount rate	4.50%	5.50%
Expected long-term return on plan assets	7.25%	7.25%
Rate of compensation increase	N/A	N/A

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. Interest income is recorded on the accrual basis, and dividends are recorded on the ex-dividend date. The pension plan's investments are stated at fair value, and purchases and sales of securities are recorded on the trade date. To determine the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 13  Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks are valued at the closing price reported in active markets in which the individual securities are traded. The plan does not have any assets in the Company’s stock. Corporate bonds and notes, U.S. Government and government agency obligations and state and municipal bond obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan does not have any Level 3 investments.

The following table sets forth the pension plan’s financial assets at fair value by level within the fair value hierarchy:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Asset Allocation
(dollars in thousands)
Equity securities	$25,148	$—	$—	$25,148	61%
Debt securities	2,611	10,663	—	13,274	32%
Other	2,992	—	—	2,992	7%
	$30,751	$10,663	$—	$41,414	100%

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Asset Allocation
(dollars in thousands)
Equity securities	$22,754	$—	$—	$22,754	58%
Debt securities	3,330	11,726	—	15,056	39%
Other	1,086	—	—	1,086	3%
	$27,170	$11,726	$—	$38,896	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.   BENEFIT PLANS - Continued

Estimated Future Benefit Payments

(dollars in thousands)
2013	$1,653
2014	1,774
2015	1,969
2016	2,062
2017	2,215
2018-2022	$13,923

Deferred Compensation Arrangements

The Company has established deferred compensation arrangements for certain retired executive officers that provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements were accrued from the commencement of the agreements over the participant’s service periods.  The expense recorded in salaries, wages and employee benefit expenses, in connection with these deferred compensation arrangements, which are unfunded, was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has obtained, through its acquisitions, several non-qualified, unfunded contracts for certain executive officers.  These contracts supplement the benefit these executive officers will receive under the Company’s qualified retirement plans. Certain contracts also provide for survivor and other termination benefits.  The expense recorded in connection with these contracts was $1.1 million for December 31, 2012 and $1.4 million for December 31, 2011, and $1.2 million for December 31, 2010.  The Company is the beneficiary of life insurance policies that are intended to fund a portion of the contracts, which had a cash surrender value of $22.7 million as of December 31, 2012.

16.   SHARE-BASED COMPENSATION

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

The Company believes such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option and other share-based awards vest at such times as are determined by the Compensation Committee of the Board of Directors at the time of grant, but not before 1 year from the date of grant or later than five years from the date of grant.  The options have a maximum term of ten years years for incentive stock options or ten years, one month for non-qualified stock options.

The fair value of RSAs and RSUs is estimated based on the price of the Company’s common stock on the date of grant.  Compensation cost is measured ratably over the vesting period of the awards and reversed for awards which are forfeited due to unfulfilled service or performance criteria.

Vesting of share-based awards is immediately accelerated in the event of a change-in-control; in the event the optionee’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more); or in the event of an involuntary termination of employment not for cause.

Awards are currently granted under the Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”) and expires November 30, 2014.  Under the terms of the 2005 Plan, a total of 5,304,500 shares of common stock have been made available for option, restricted stock, or other share-based awards. As of December 31, 2012, approximately 2.6 million shares were outstanding under the terms of the 2005 Plan.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16.   SHARE-BASED COMPENSATION - Continued

Prior to the adoption of the 2005 Plan, the Company maintained other employee stock compensation plans ("Previous Company Plans"). A total of 5,048,577 shares of common stock were made available for option or restricted stock awards. At December 31, 2012, approximately 1.0 million shares remain outstanding from the Previous Company Plans. In addition to the Previous Company Plans, the Company issued 3,022,185 substitute stock options as a result of acquisitions made in 2008, of which, approximately 1.7 million options were outstanding at December 31, 2012.

The impact of shared-based compensation on the Company’s financial results for the following periods:

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Share-based compensation expense	$3,513	$3,808	$2,250
Income tax benefit	(1,230)	(1,333)	(788)
Reduction to net income	$2,283	$2,475	$1,462

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2012 is presented below:

(dollars in thousands)	Unrecognized Compensation Cost	Weighted -Average Period Remaining (years)
Restricted stock	$2,785	2.7
Stock options	1,273	2.9
Total	$4,058	2.8

Restricted Stock

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2012	2011	2010
Shares granted	383,906	305,503	351,814
Weighted-average grant date fair value	$8.80	$8.32	$5.83
Fair value of awards vested (000's)	$2,098	$1,938	$242

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	558,991	$6.74
Granted	383,906	8.80
Forfeited/Canceled	(15,412)	8.50
Vested	(203,684)	6.50
Non-vested at December 31, 2012	723,801	$8.02

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16.   SHARE-BASED COMPENSATION - Continued

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rates	1.76%	3.07%	3.57%
Expected dividend yield	2.27%	0.48%	0.57%
Expected volatility	51.09%	49.44%	48.91%
Expected lives (years)	7.88	7.93	7.78

Information regarding stock options as of December 31, 2012, and changes during the year ended are presented below:

(dollars in thousands, except per share data)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	Shares
Outstanding at January 1, 2012	5,313,864	$15.44	3.3	$1,099
Granted	239,250	8.80
Exercised	(122,852)	5.99
Forfeited	(868,035)	15.65
Outstanding at December 31, 2012	4,562,227	15.31	3.0	1,450

Exercisable at December 31, 2012	3,965,127	$16.41	2.2	$653

The following table summarizes information related to stock options:

(dollars in thousands, except share and per share data)	Year Ended December 31,
	2012	2011	2010
Shares granted	239,250	233,500	232,000
Weighted-average grant date fair value	$3.80	$4.71	$3.77
Fair value of awards vested	588	1,106	1,200
Proceeds from stock options exercised	708	1,934	974
Tax benefit recognized from stock options exercised	697	1,080	900
Intrinsic value of stock options exercised	352	933	600

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

	Year Ended December 31,
	2012	2011	2010
ESPP shares purchased	66,103	72,364	89,292
Weighted-average employee purchase price	$8.27	$6.95	$6.32

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17.  INCOME TAXES

The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

(dollars in thousands)	Year ended December 31,
	2012	2011	2010
Income tax expense
FEDERAL:
Current	$21,556	$15,490	$9,271
Deferred federal expense	10,845	9,046	1,826
	32,401	24,536	11,097
STATE:
Current	353	636	344
Deferred state expense	—	—	—
	353	636	344
Income tax expense	$32,754	$25,172	$11,441

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

(dollars in thousands)	Year ended December 31,
	2012	2011	2010
Computed tax expense at statutory rate	$46,082	$39,451	$11,472
State income tax expense, net	228	413	224
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(13,861)	(14,890)	(15,829)
Amortization of goodwill and intangibles	(3)	(3)	2,870
Gain on surrender of Bank Owned Life Insurance	—	—	8,081
Gain on disposition of Christiana	—	—	5,486
Other, net	308	201	(863)
Income tax expense	$32,754	$25,172	$11,441

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17.  INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following:

(dollars in thousands)	December 31,
	2012	2011
Deferred tax assets
Allowance for loan losses	$38,834	$44,324
Tax credits	29,054	29,948
Accrued incentives and deferred compensation	9,024	9,031
Net operating loss	1,470	6,583
Pension	5,407	4,485
Accrued expenses	4,101	3,028
Share-based compensation	2,487	2,201
Write-downs on other real estate	103	58
	$90,480	$99,658
Deferred tax liabilities
Investment securities available for sale	$22,108	$19,360
Core deposit intangibles & acquisition related	6,551	7,370
Loan costs	6,761	6,064
Amortization	3,509	2,915
Depreciation	560	980
Loss on subordinated debentures accounted for at fair value	(445)	(732)
	39,044	35,957
Net deferred tax asset (included in other assets)	$51,436	$63,701

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result, no valuation allowance was recorded as of December 31, 2012 or 2011. The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2012, the Company’s deferred tax asset included a net operating loss (“NOL”) carry forward of $1.5 million which expires in 13 years and is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code, from prior acquisitions. The Company anticipates fully utilizing its NOL prior to its statutory expiration dates.

Uncertain Tax Positions

The Company records a liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2012	2011
Balance at January 1,	$2,401	$2,275
Additions based on tax positions related to the current year	196	312
Additions for tax positions of prior years	—	299
Reductions for tax positions of prior years	(1)	—
Reductions as a result of lapse of applicable statute of limitations	(710)	(485)
Balance at December 31,	$1,886	$2,401

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17.  INCOME TAXES - Continued

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal tax examinations by the IRS before 2010, and is generally no longer subject to tax examinations by state and local tax authorities for the years before 2009.

18.      CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)	Year Ended December 31,
	2012	2011
CONDENSED BALANCE SHEETS
Assets
Cash (a)	$1,163	$4,841
Investment in bank subsidiaries	1,124,076	1,238,924
Investment in other subsidiaries	179,900	84,067
Other Assets	780	—
	$1,305,919	$1,327,832
Liabilities and shareholders' equity
Subordinated debentures	$144,627	$145,310
Other liabilities	—	1,835
Shareholders' equity	1,161,292	1,180,687
	$1,305,919	$1,327,832

(a) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $150 million at December 31, 2012 and $55 million at December 31, 2011. The cash was subsequently transferred back to the Parent Company.

(dollars in thousands)		Year Ended December 31,
		2012	2011	2010
CONDENSED STATEMENTS OF INCOME
Income
Equity in undistributed net (loss) earnings of subsidiaries	(a)	$(110,930)	$88,604	$41,065
Dividends from subsidiaries		214,992	7,300	—
Interest and other income		913	266	225
Total income		104,975	96,170	41,290

Expense
Interest on subordinated debentures		7,425	7,299	7,329
Other operating expenses		1,392	5,794	14,800
Total expense		8,817	13,093	22,129

Income before income taxes		96,158	83,077	19,161
Income tax (benefit)		(2,752)	(4,467)	(2,176)
Net income		$98,910	$87,544	$21,337

(a) During 2012, earnings of subsidiaries totaled $104 million and were netted by distributions to the Parent Company of $215 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18.      CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY - Continued

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income	$98,910	$87,544	$21,337
Equity in undistributed net loss (earnings) of subsidiaries (b)	110,930	(88,604)	(41,065)
Decrease (increase) in other assets	4,843	(4,444)	(1,356)
Decrease in other liabilities	(1,835)	(2,361)	(520)
Net cash provided by (used in) operating activities	212,848	(7,865)	(21,604)

Cash flows from investing activities
Capital contributions to subsidiaries (a)	(150,000)	(58,039)	—
Capital received from subsidiaries	55,997	4,844	90,640
Net cash (used in) provided by investing activities	(94,003)	(53,195)	90,640

Cash flows from financing activities
Proceeds from advances from subsidiaries	1,063	2,530	11,916
Repayment of advances from subsidiaries	(1,746)	—	(1,543)
Proceeds from issuance of common stock	7,092	91,740	66,707
Purchase of treasury stock	(67,531)	—	—
Payment to repurchase preferred stock	—	(150,000)	—
Cash dividends	(61,401)	(15,234)	(12,636)
Common stock warrant repurchase	—	(1,000)	—
Net cash (used in) provided by financing activities	(122,523)	(71,964)	64,444

Net (decrease) increase in cash and cash equivalents	(3,678)	(133,024)	133,480

Cash and cash equivalents at beginning of year	4,841	137,865	4,385

Cash and cash equivalents at end of year (a)	$1,163	$4,841	$137,865
(a) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $150 million at December 31, 2012 and $55 million at December 31, 2011. The cash was subsequently transferred back to the Parent Company.
(b) During 2012, earnings of subsidiaries totaled $104 million and were netted by distributions to the Parent Company of $215 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19. SEGMENT INFORMATION

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

The Company has also identified several other operating segments.  These non-reportable segments include National Penn Wealth Management, N.A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., and the parent bank holding company and are included in the “Other” category.  These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure.  The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment.  The identified segments reflect the manner in which financial information is currently evaluated by management.  The accounting policies, used in this disclosure of operating segments, are the same as those described in the summary of significant accounting policies.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	Community Banking
December 31, 2012		Other	Consolidated
Total assets	$8,485,482	$44,040	$8,529,522
Total deposits	5,935,565	—	5,935,565
Net interest income (expense)	261,098	(7,092)	254,006
Total non-interest income	53,784	42,184	95,968
Total non-interest expense	173,507	36,803	210,310
Net income (loss) available to common shareholders	100,624	(1,714)	98,910
December 31, 2011
Total assets	8,431,175	55,106	8,486,281
Total deposits	5,874,819	—	5,874,819
Net interest income (expense)	268,161	(8,258)	259,903
Total non-interest income	51,869	39,341	91,210
Total non-interest expense	189,647	33,750	223,397
Net income (loss) available to common shareholders	95,081	(10,680)	84,401
December 31, 2010
Total assets	8,776,934	67,686	8,844,620
Total deposits	6,059,173	—	6,059,173
Net interest income (expense)	278,889	(7,657)	271,232
Total non-interest income	64,473	33,749	98,222
Total non-interest expense	212,275	29,401	241,676
Net income (loss) available to common shareholders	37,220	(23,904)	13,316

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. SUBSEQUENT EVENTS

On February 5, 2013, the Company announced the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II (CUSIP: 62935R209) (the "Trust Preferred"). The redemption date for the Trust Preferred will be March 7, 2013, and the cash redemption price to be paid on the redemption date will equal $25 plus $0.36 in accumulated distributions per share. The aggregate redemption of the Trust Preferred is approximately $66 million, inclusive of $0.9 million of accrued distributions.

On February 8, 2013, the Company completed its restructuring of $400 million of fixed rate borrowings with the FHLB. The FHLB borrowings were repaid through borrowings from alternative funding sources. The Company estimates this transaction will result in an after-tax charge of approximately $42 million, or $0.29 per share, in the first quarter of 2013, and was implemented as part of National Penn's asset/liability management initiatives.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that as of December 31, 2012 our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2012.  Their report, dated March 1, 2013, expressed an unqualified opinion on our internal control over financial reporting.  Their report is included in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2013.

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Income for fiscal years ended December 31, 2012, 2011, and 2010.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2012, 2011, and 2012.

•	Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flows for fiscal years ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

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

10.4
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 25, 2005, as filed on April 29, 2005.)

10.5	National Penn Bancshares, Inc. Directors’ Fee Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated December 18, 2009, as filed on December 18, 2009.)
10.6
National Penn Bancshares, Inc. Amended and Restated Employee Stock Purchase Plan.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated July 22, 2009, as filed on July 22, 2009.)

10.7
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.8
National Penn Bancshares, Inc. FirstService Substitute Incentive Stock Option Plan.*
(Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.9
National Penn Bancshares, Inc. FirstService Non–Employee Directors Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.10
National Penn Bancshares, Inc. Peoples First, Inc. Substitute 2001 Stock Option Plan.*  (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-116767 on Form S-8, as filed on June 23, 2004.)

10.11
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.12
National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.46 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.13
Employment Agreement dated as of September 24, 2002, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-101689 on Form S-4, as filed on December 31, 2002.)

10.14
Amendatory Agreement dated March 28, 2008, between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated March 31, 2008, as filed on March 31, 2008.)

10.15
Amendatory Agreement dated as of November 18, 2009, by and between National Penn Bank and Donald P. Worthington.* (Incorporated by reference to Exhibit 10.7 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.16
Executive Agreement dated as of January 1, 2008 among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.*  (Incorporated by reference to Exhibit 10.79 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.17
Amendatory Agreement dated as of January 26, 2011, among National Penn Bancshares, Inc., National Penn Bank and H. Anderson Ellsworth.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 10-Q dated March 30, 2011, as filed on  May 9, 2011.

10.18
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

10.21
Amended and Restated Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk. * (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.22
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.23
Amendment to Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.24
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and David B. Kennedy.* (Incorporated by reference to Exhibit 10.26 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.25
Amendatory Agreement dated as of January 27, 2010, between National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy.* (Incorporated by reference to Exhibit 10.27 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.26
TARP Restriction Agreement dated November 20, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.27
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.28
TARP Restriction Agreement dated November 23, 2009 by and between National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk.* (Incorporated by reference to Exhibit 10.4 to National Penn’s Report on Form 8-K dated November 24, 2009, as filed on November 24, 2009.)

10.29
TARP Restriction Agreement dated February 16, 2010 by and between National Penn Bancshares, Inc. and David B. Kennedy.* (Incorporated by reference to Exhibit 10.29 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.30
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

10.32
Amendatory Agreement dated as of January 25, 2011, among National Penn Bancshares, Inc., National Penn Bank and Keene S. Turner.* (Incorporated by reference to Exhibit 10.3 to National Penn’s Report on Form 10-Q dated March 31, 2011, as filed on May 9, 2011.)

10.33
Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers on January 23, 2012.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2012, as filed on January 27, 2012.)

10.34	Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers on January 22, 2013.*
10.42
Investment Agreement between National Penn Bancshares, Inc. and Warburg Pincus dated October 5, 2010. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010.)

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

14.1	Amended and Restated National Penn Bancshares, Inc. Code of Conduct. (Incorporated by reference to Exhibit 14.1 to National Penn’s Annual Report on Form 10-K for 2009, as filed on March 5, 2010.)
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 1, 2013	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	March 1, 2013
Thomas A. Beaver

/s/ Scott V. Fainor	Director, President and	March 1, 2013
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	March 1, 2013
Jeffrey P. Feather

/s/ Donna D. Holton	Director	March 1, 2013
Donna D. Holton

/s/ Thomas L. Kennedy	Director	March 1, 2013
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	March 1, 2013
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	March 1, 2013
Christian F. Martin IV

/s/ Michael E. Martin	Director	March 1, 2013
Michael E. Martin

/s/ Natalye Paquin	Director	March 1, 2013
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	March 1, 2013
R. Chadwick Paul Jr.

/s/ C. Robert Roth	Director	March 1, 2013
C. Robert Roth

/s/ Wayne R. Weidner	Director	March 1, 2013
Wayne R. Weidner

/s/ Michael J. Hughes	Senior Executive Vice President and	March 1, 2013
Michael J. Hughes	Chief Financial Officer
(Principal Financial Officer)

/s/ Keene S. Turner	Executive Vice President and	March 1, 2013
Keene S. Turner	Chief Accounting Officer
(Principal Accounting Officer)