Form 10-Q
period 2013-03-31
NATIONAL PENN BANCSHARES INC
filed 2013-05-10
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, no stated par value	145,573,435 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$87,588	$145,688
Interest-earning deposits with banks	93,024	282,440
Total cash and cash equivalents	180,612	428,128

Investment securities available-for-sale, at fair value	1,813,348	1,802,213
Investment securities held-to-maturity
(Fair value $488,204 and $499,149 for 2013 and 2012, respectively)	458,041	464,166
Other securities	62,159	68,360
Loans held-for-sale	14,934	14,330
Loans, net of allowance for loan losses of $107,164 and $110,955 for 2013 and 2012, respectively	5,127,675	5,115,597
Premises and equipment, net	95,592	96,334
Accrued interest receivable	29,524	28,526
Bank owned life insurance	144,452	143,242
Other real estate owned and other repossessed assets	2,729	3,029
Goodwill	258,279	258,279
Other intangible assets, net	9,533	10,614
Unconsolidated investments	9,354	11,347
Other assets	117,545	85,357
TOTAL ASSETS	$8,323,777	$8,529,522

LIABILITIES
Non-interest bearing deposits	$919,783	$891,401
Interest bearing deposits	5,264,277	5,044,164
Total deposits	6,184,060	5,935,565

Customer repurchase agreements	549,894	560,065
Repurchase agreements	175,000	75,000
Short-term borrowings	—	100,000
Federal Home Loan Bank advances	119,877	464,632
Subordinated debentures	77,321	144,627
Accrued interest payable and other liabilities	80,827	88,341
TOTAL LIABILITIES	7,186,979	7,368,230

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: March 31, 2013 - 152,345,535; December 31, 2012 - 152,375,522	1,385,255	1,387,644
Accumulated deficit	(203,084)	(185,680)
Accumulated other comprehensive income	15,981	24,329
Treasury stock: March 31, 2013 - 6,793,739; December 31, 2012 - 7,211,937	(61,354)	(65,001)
TOTAL SHAREHOLDERS' EQUITY	1,136,798	1,161,292
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,323,777	$8,529,522

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(dollars in thousands, except per share data)	March 31,
	2013		2012
INTEREST INCOME
Loans, including fees	$55,721		$62,291
Investment securities
Taxable	9,685		11,209
Tax-exempt	7,114		7,781
Deposits with banks	75		133
Total interest income	72,595		81,414
INTEREST EXPENSE
Deposits	5,914		7,294
Customer repurchase agreements	498		550
Repurchase agreements	719		915
Short-term borrowings	41		—
Federal Home Loan Bank advances	2,334		6,967
Subordinated debentures	1,465		1,870
Total interest expense	10,971		17,596
Net interest income	61,624		63,818
Provision for loan losses	1,500		2,000
Net interest income after provision for loan losses	60,124		61,818
NON-INTEREST INCOME
Wealth management	6,831		6,161
Service charges on deposit accounts	3,770		3,823
Insurance commissions and fees	3,267		3,296
Cash management and electronic banking fees	4,451		4,420
Mortgage banking	1,855		1,335
Bank owned life insurance	1,228		1,209
Losses of unconsolidated investments	(14)		(74)
Other operating income	2,053		2,426
Net gains from fair value changes of subordinated debentures	2,111		1,645
Net gains on sales of investment securities	25		—
Impairment losses on investment securities:
Impairment related losses on investment securities	—		—
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income	—		—
Net impairment losses on investment securities	—		—
Total non-interest income	25,577		24,241
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,873		31,381
Premises and equipment	7,491		6,853
FDIC insurance	1,213		1,264
Other operating expenses	12,857		12,942
Loss on debt extinguishment	64,888		—
Total non-interest expense	117,322		52,440
Income (loss) before income taxes	(31,621)		33,619
Income tax expense (benefit)	(14,217)		8,317
NET INCOME (LOSS)	$(17,404)		$25,302
PER SHARE
Basic earnings	$(0.12)		$0.17
Diluted earnings	$(0.12)		$0.17
Dividends paid in cash	$—	(a)	$0.05
(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
(dollars in thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income (loss)	$(31,621)	$(14,217)	$(17,404)

Unrealized holding losses arising during the period	(12,933)	(4,528)	(8,405)
Less net gains on sales of investment securities realized in net income	25	9	16
Unrealized losses on investment securities	(12,958)	(4,537)	(8,421)

Pension adjustments	113	40	73
Other comprehensive income (loss)	(12,845)	(4,497)	(8,348)

Total comprehensive income (loss)	$(44,466)	$(18,714)	$(25,752)

	Three Months Ended March 31, 2012
(dollars in thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$33,619	$8,317	$25,302

Unrealized holding gains arising during the period	1,348	472	876
Less net gains on sales of investment securities realized in net income	—	—	—
Unrealized gains on investment securities	1,348	472	876

Pension adjustments	—	—	—
Other comprehensive income	1,348	472	876

Total comprehensive income	$34,967	$8,789	$26,178

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)
	Common			Accumulated Other Comprehensive Income
	Shares	Value	Accumulated Deficit		Treasury Stock	Total
Balance at December 31, 2012	145,163,585	$1,387,644	$(185,680)	$24,329	$(65,001)	$1,161,292
Comprehensive income (loss):
Net income (loss)			(17,404)			(17,404)
Other comprehensive income (loss), net of taxes				(8,348)		(8,348)
Total comprehensive income (loss)						(25,752)
Shares issued under share-based plans, net of excess tax benefits	388,211	(2,389)			3,647	1,258
Balance at March 31, 2013	145,551,796	$1,385,255	$(203,084)	$15,981	$(61,354)	$1,136,798

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,404)	$25,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,000
Depreciation and amortization	3,892	3,420
Amortization of premiums and discounts on investment securities, net	1,073	888
Net gains from sales of investment securities	(25)	—
Decrease in fair value of subordinated debentures	(2,111)	(1,645)
Bank owned life insurance policy income	(1,228)	(1,209)
Share-based compensation expense	811	943
Unconsolidated investment distributions, net	1,993	474
Loans originated for resale	(54,238)	(43,316)
Proceeds from sale of loans originated for resale	55,109	39,669
Gain on sale of loans, net	(1,475)	(1,046)
Gains on sale of other real estate owned, net	(81)	(141)
Gains on sale of buildings	(149)	—
Loss on debt extinguishment	64,888	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(998)	(250)
Decrease in accrued interest payable	(1,146)	(1,997)
(Increase) decrease in other assets	(27,930)	2,632
Decrease in other liabilities	(6,277)	(10,792)
Net cash provided by operating activities	16,204	14,932
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	6,045	8,949
Proceeds from maturities and repayments of investment securities available-for-sale	118,771	85,307
Proceeds from sale of investment securities available-for-sale	1,025	—
Purchase of investment securities available-for-sale	(144,856)	(117,322)
Proceeds from sale of other securities	6,201	2,217
Proceeds from sale of loans previously held for investment	1,181	1,336
Net increase in loans	(14,865)	(17,475)
Purchases of premises and equipment	(1,764)	(1,969)
Proceeds from the sale of other real estate owned	487	240
Proceeds from sale of buildings	418	—
Net cash used in investing activities	(27,357)	(38,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	58,479	84,381
Net increase (decrease) in certificates of deposit	190,016	(70,817)
Net (decrease) increase in customer repurchase agreements	(10,171)	18,728
Decrease in short-term borrowings	(100,000)	—
Increase in repurchase agreements	100,000	—
Repayment of FHLB advances	(410,218)	(76)
Repayment of subordinated debentures	(65,206)	—
Proceeds from shares issued - share-based plans	677	796
Excess tax benefit on share-based plans	60	40
Cash dividends, common	—	(7,610)
Net cash (used in) provided by financing activities	(236,363)	25,442
Net (decrease) increase in cash and cash equivalents	(247,516)	1,657
Cash and cash equivalents at beginning of year	428,128	451,522
Cash and cash equivalents at end of period	$180,612	$453,179

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2013	2012
Interest	$12,117	$19,593
Income taxes	1,514	2,893

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”) for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiary, National Penn Bank (“National Penn Bank”).  All material inter-company balances have been eliminated.  References to the Company include all the Company’s subsidiaries unless otherwise noted.

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended
(dollars in thousands, except per share data)	March 31,
	2013	2012
Income for EPS:
Net income (loss)	$(17,404)	$25,302
Calculation of shares:
Weighted average basic shares	145,394,967	152,099,546
Dilutive effect of share-based compensation	—	292,769
Weighted average fully diluted shares	145,394,967	152,392,315

Earnings per share:
Basic	$(0.12)	$0.17
Diluted	$(0.12)	$0.17

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended
	March 31,
	2013		2012
Stock options	4,252,874	(a)	4,956,732
Exercise price
Low	$5.60		$7.07
High	$21.49		$21.49

(a) For the three months ended March 31, 2013, all outstanding stock options are considered to be anti-dilutive due to the loss reported for the period.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

March 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$999	$13	$—	$1,012
State and municipal bonds	252,202	15,990	(1,176)	267,016
Agency mortgage-backed securities/collateralized mortgage obligations	1,489,291	42,345	(8,148)	1,523,488
Non-agency collateralized mortgage obligations	7,092	113	(5)	7,200
Corporate securities and other	9,973	503	(747)	9,729
Marketable equity securities	3,583	1,323	(3)	4,903
Total	$1,763,140	$60,287	$(10,079)	$1,813,348

Held-to-Maturity
State and municipal bonds	$411,807	$27,727	$(80)	$439,454
Agency mortgage-backed securities/collateralized mortgage obligations	45,882	2,515	—	48,397
Non-agency collateralized mortgage obligations	352	1	—	353
Total	$458,041	$30,243	$(80)	$488,204

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$999	$24	$—	$1,023
State and municipal bonds	268,555	17,677	(912)	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,445,978	46,964	(1,577)	1,491,365
Non-agency collateralized mortgage obligations	8,952	165	(7)	9,110
Corporate securities and other	10,980	432	(729)	10,683
Marketable equity securities	3,583	1,141	(12)	4,712
Total	$1,739,047	$66,403	$(3,237)	$1,802,213

Held-to-Maturity
State and municipal bonds	$412,542	$32,309	$(68)	$444,783
Agency mortgage-backed securities/collateralized mortgage obligations	51,182	2,740	—	53,922
Non-agency collateralized mortgage obligations	442	2	—	444
Total	$464,166	$35,051	$(68)	$499,149

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Gains and losses from sales of investment securities are as follows:

	For the Three Months Ended
(dollars in thousands)	March 31,
	2013	2012
Gains	$25	$—
Losses	—	—
Net gains (losses) from sales of investment securities	$25	$—

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, respectively.

March 31, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	43	$19,403	$(248)	$14,338	$(1,008)	$33,741	$(1,256)
Agency mortgage-backed securities/collateralized mortgage obligations	77	392,957	(8,148)	—	—	392,957	(8,148)
Non-agency collateralized mortgage obligations	2	—	—	249	(5)	249	(5)
Corporate securities and other	4	990	(14)	1,765	(733)	2,755	(747)
Total debt securities	126	413,350	(8,410)	16,352	(1,746)	429,702	(10,156)
Marketable equity securities	2	637	(3)	—	—	637	(3)
Total	128	$413,987	$(8,413)	$16,352	$(1,746)	$430,339	$(10,159)

December 31, 2012

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	45	$18,592	$(157)	$13,482	$(823)	$32,074	$(980)
Agency mortgage-backed securities/collateralized mortgage obligations	25	141,252	(1,577)	—	—	141,252	(1,577)
Non-agency collateralized mortgage obligations	3	516	(3)	268	(4)	784	(7)
Corporate securities and other	6	1,983	(21)	2,816	(708)	4,799	(729)
Total debt securities	79	162,343	(1,758)	16,566	(1,535)	178,909	(3,293)
Marketable equity securities	1	577	(12)	—	—	577	(12)
Total	80	$162,920	$(1,770)	$16,566	$(1,535)	$179,486	$(3,305)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	March 31, 2013	December 31, 2012
Deposits	$830,458	$847,155
Repurchase agreements	803,582	694,587
Other	95,173	99,585
Total	$1,729,213	$1,641,327

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,820	$3,868	$—	$—
Due after one through five years	34,628	37,900	—	—
Due after five through ten years	129,209	139,028	83,689	88,171
Due after ten years	1,591,900	1,627,649	374,352	400,033
Marketable equity securities	3,583	4,903	—	—
Total	$1,763,140	$1,813,348	$458,041	$488,204

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three months ended March 31, 2013. During the year ended December 31, 2012, the Company recorded $0.2 million of OTTI on an equity security in the second quarter.

As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At March 31, 2013, gross unrealized losses totaled $10.2 million, and securities in an unrealized loss position for twelve months or longer totaled $1.7 million, of which $1.0 million is attributable to state and municipal bonds and $0.7 million attributable to corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of fair value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $62.2 million and $68.4 million as of March 31, 2013 and December 31, 2012, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2013, the FHLB of Pittsburgh repurchased $6.2 million of its capital stock from the Company at par/cost. Also, during 2012 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  LOANS

The following table presents loan classifications:

March 31, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (1)	Total
Commercial and industrial	$2,321,910	$67,850	$114,789	$24,830	$2,529,379

CRE - permanent	834,615	15,537	42,878	5,489	898,519
CRE - construction	104,066	8,768	24,988	7,502	145,324
Commercial real estate	938,681	24,305	67,866	12,991	1,043,843

Residential mortgages	645,428	—	766	9,337	655,531
Home equity	739,242	—	186	5,007	744,435
All other consumer	253,399	1,464	5,193	1,595	261,651
Consumer	1,638,069	1,464	6,145	15,939	1,661,617

Loans	$4,898,660	$93,619	$188,800	$53,760	$5,234,839

Percent of loans	93.58%	1.79%	3.61%	1.02%	100.00%

December 31, 2012	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (1)	Total
Commercial and industrial	$2,282,734	$60,809	$126,195	$26,117	$2,495,855

CRE - permanent	836,212	19,469	46,208	5,871	907,760
CRE - construction	85,085	6,351	28,996	5,446	125,878
Commercial real estate	921,297	25,820	75,204	11,317	1,033,638

Residential mortgages	661,226	—	38	10,508	671,772
Home equity	749,459	—	666	4,261	754,386
All other consumer	262,174	1,740	5,282	1,705	270,901
Consumer	1,672,859	1,740	5,986	16,474	1,697,059

Loans	$4,876,890	$88,369	$207,385	$53,908	$5,226,552

Percent of loans	93.31%	1.69%	3.97%	1.03%	100.00%

(1) Includes restructured loans that are performing in accordance with their modified contractual terms of $7.3 million and $8.4 million at March 31, 2013 and December 31, 2012, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

March 31, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (2)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More(1)	Total
Commercial and industrial	$1,733	$812	$—	$2,545	$2,503,511	$23,323	$2,529,379

CRE - permanent	3,347	—	—	3,347	889,683	5,489	898,519
CRE - construction	1,214	—	—	1,214	138,043	6,067	145,324
Commercial real estate	4,561	—	—	4,561	1,027,726	11,556	1,043,843

Residential mortgages	5,910	674	765	7,349	642,574	5,608	655,531
Home equity	3,755	1,429	186	5,370	734,701	4,364	744,435
All other consumer	2,070	842	1,373	4,285	255,771	1,595	261,651
Consumer	11,735	2,945	2,324	17,004	1,633,046	11,567	1,661,617

Loans	$18,029	$3,757	$2,324	$24,110	$5,164,283	$46,446	$5,234,839

Percent of loans	0.35%	0.07%	0.04%	0.46%		0.89%

December 31, 2012	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (2)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More(1)	Total
Commercial and industrial	$4,026	$1,685	$32	$5,743	$2,465,459	$24,653	$2,495,855

CRE - permanent	1,333	330	3	1,666	903,110	2,984	907,760
CRE - construction	651	485	—	1,136	119,296	5,446	125,878
Commercial real estate	1,984	815	3	2,802	1,022,406	8,430	1,033,638

Residential mortgages	3,826	394	38	4,258	660,448	7,066	671,772
Home equity	3,705	1,818	666	6,189	744,505	3,692	754,386
All other consumer	3,054	714	1,288	5,056	264,140	1,705	270,901
Consumer	10,585	2,926	1,992	15,503	1,669,093	12,463	1,697,059

Loans	$16,595	$5,426	$2,027	$24,048	$5,156,958	$45,546	$5,226,552

Percent of loans	0.32%	0.10%	0.04%	0.46%		0.87%

(1)	Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.

(2)
At March 31, 2013, non-accrual balances included troubled debt restructurings of $5.0 million commercial real estate, $18.0 million of commercial and industrial, and $0.2 million of consumer loans. At December 31, 2012, non-accrual balances included troubled debt restructurings of $5.0 million of commercial real estate loans, $20.6 million of commercial and industrial loans, and $0.2 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

March 31, 2013
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(2,314)	(759)	(3,309)	—	(6,382)
Recoveries	445	159	487	—	1,091
Provision	3,117	(2,150)	2,039	(1,506)	1,500
Ending balance	$47,399	$26,545	$22,318	$10,902	$107,164
Allowance for loan losses:
Individually evaluated for impairment	$4,144	$1,654	$1,186	$—	$6,984
Collectively evaluated for impairment	43,255	24,891	21,132	10,902	100,180
Total allowance for loan losses	$47,399	$26,545	$22,318	$10,902	$107,164
Loans:
Individually evaluated for impairment	$24,830	$18,190	$15,939	$—	$58,959
Collectively evaluated for impairment	2,504,549	1,025,653	1,645,678	—	5,175,880
Loans	$2,529,379	$1,043,843	$1,661,617	$—	$5,234,839

March 31, 2012
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(2,692)	(2,785)	(3,245)	—	(8,722)
Recoveries	767	179	588	—	1,534
Provision	997	1,900	1,430	(2,327)	2,000
Ending balance	$54,887	$40,016	$18,433	$8,116	$121,452
Allowance for loan losses:
Individually evaluated for impairment	$6,662	$3,318	$1,142	$—	$11,122
Collectively evaluated for impairment	48,225	36,698	17,291	8,116	110,330
Total allowance for loan losses	$54,887	$40,016	$18,433	$8,116	$121,452
Loans:
Individually evaluated for impairment	$32,485	$25,332	$10,970	$—	$68,787
Collectively evaluated for impairment	2,409,419	1,004,864	1,701,677	—	5,115,960
Loans	$2,441,904	$1,030,196	$1,712,647	$—	$5,184,747

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

March 31, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,237	$12,593	$24,830	$3,727	$28,557	$4,144	$25,529

CRE - permanent	4,444	6,244	10,688	5,937	16,625	1,331	8,771
CRE - construction	1,484	6,018	7,502	10,243	17,745	323	7,097
Commercial real estate	5,928	12,262	18,190	16,180	34,370	1,654	15,868

Residential mortgages	4,235	5,102	9,337	996	10,333	963	9,795
Home equity	695	4,312	5,007	338	5,345	223	4,806
All other consumer	—	1,595	1,595	61	1,656	—	1,633
Consumer	4,930	11,009	15,939	1,395	17,334	1,186	16,234

Total	$23,095	$35,864	$58,959	$21,302	$80,261	$6,984	$57,631

December 31, 2012	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$4,326	$21,791	$26,117	$3,700	$29,817	$1,644	$31,392

CRE - permanent	1,241	6,970	8,211	5,766	13,977	76	7,352
CRE - construction	809	4,637	5,446	10,230	15,676	330	9,008
Commercial real estate	2,050	11,607	13,657	15,996	29,653	406	16,360

Residential mortgages	3,413	7,095	10,508	922	11,430	880	8,111
Home equity	547	3,714	4,261	286	4,547	180	3,507
All other consumer	—	1,705	1,705	61	1,766	—	1,987
Consumer	3,960	12,514	16,474	1,269	17,743	1,060	13,605

Total	$10,336	$45,912	$56,248	$20,965	$77,213	$3,110	$61,357

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Additional impaired loan details are as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2013	2012
Gross interest due on impaired loans	$970	$1,280
Interest received on impaired loans	(16)	(20)
Net impact of impaired loans on interest income	$954	$1,260

Average recorded investment in impaired loans	$57,631	$69,315

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial and industrial	$1,507	$1,464
CRE - permanent	—	2,887
CRE - construction	1,435	—
Residential mortgages	3,729	3,442
Home equity	643	569
Total restructured loans	$7,314	$8,362

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  DEPOSITS

(dollars in thousands)	March 31, 2013		December 31, 2012
	Balance	Cost (a)	Balance	Cost (a)
NOW accounts	$1,471,185	0.14%	$1,472,985	0.14%
Money market accounts	1,647,863	0.30%	1,642,803	0.30%
Savings	520,223	0.11%	493,386	0.11%
CDs less than $100	991,380	1.12%	1,017,925	1.21%
CDs $100 or greater	633,626	1.05%	417,065	1.08%
Total interest bearing deposits	5,264,277	0.47%	5,044,164	0.49%
Non-interest bearing deposits	919,783	—	891,401	—
Total deposits	$6,184,060	0.40%	$5,935,565	0.41%

(a) Cost represents interest incurred during the respective quarter.

At March 31, 2013, certificates of deposit were scheduled to mature as follows:

(dollars in thousands)	2013	$925,385
	2014	395,280
	2015	120,820
	2016	95,939
	2017	72,228
	Thereafter	15,354
	Total	$1,625,006

6.  BORROWINGS

(dollars in thousands)	March 31, 2013		December 31, 2012
	Balance	Cost (a)	Balance	Cost (a)
Customer repurchase agreements	$549,894	0.37%	$560,065	0.37%
Repurchase agreements	175,000	2.15%	75,000	4.25%
Short-term borrowings	—	0.42%	100,000	0.37%
Federal Home Loan Bank advances	119,877	3.61%	464,632	3.79%
Subordinated debentures accounted for at fair value	—	7.85%	67,306	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.76%	77,321	2.88%
Total borrowings and other debt obligations	$922,092	1.85%	$1,344,324	2.44%

(a)	Cost represents interest incurred during the respective quarter.

On March 7, 2013, the Company redeemed all of the 7.85% subordinated debentures accounted for at fair value - Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The aggregate redemption of the debentures was $66.1 million, inclusive of $0.9 million of accrued distributions.

On February 8, 2013, the Company extinguished $400 million of borrowings with the FHLB. The FHLB borrowings were repaid with borrowings from alternative funding sources (principally repurchase agreements and wholesale deposits), and the Company recognized $64.9 million of unamortized prepayment penalty in the consolidated statement of income for the three months ended March 31, 2013. The unamortized prepayment penalty at December 31, 2012 was $65.5 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At March 31, 2013, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	March 31, 2013	December 31, 2012
Unrealized gains on investment securities	$32,637	$41,058
Pension	(16,656)	(16,729)
Total accumulated other comprehensive income	$15,981	$24,329

9.   EQUITY

In lieu of a first quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share, or $15.0 million, in the fourth quarter of 2012, due to changes in tax laws for 2013. As a result, no payments for dividends were made during the first quarter of 2013.

Additionally, on April 16, 2013, the Company announced a second quarter cash dividend of $0.10 per share, to be paid on May 17, 2013 to shareholders of record as of May 3, 2013.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial instruments whose contract amounts represent credit risk:

	As of:
(dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$1,679,392	$1,672,424
Commitments to fund mortgages	34,849	36,795
Commitments to sell mortgages to investors	49,783	51,125
Letters of credit	129,095	127,435

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

(dollars in thousands)
March 31, 2013	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	131	$422,391	$24,942	$—	4.64%	2.34%	6.19
Pay fixed - receive floating interest rate swaps	131	422,391	—	24,942	2.34%	4.64%	6.19
Net interest rate swaps		$844,782	$24,942	$24,942	3.49%	3.49%	6.19

December 31, 2012
Receive fixed - pay floating interest rate swaps	131	$424,863	$28,252	$—	4.67%	2.34%	6.36
Pay fixed - receive floating interest rate swaps	131	424,863	—	28,252	2.34%	4.67%	6.36
Net interest rate swaps		$849,726	$28,252	$28,252	3.51%	3.51%	6.36

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income and as a result did not impact other operating income for the three months ended March 31, 2013. Cash collateral pledged for swaps in a liability position was $24.3 million at March 31, 2013.

The following summarizes the Company’s derivative activity:

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Activity	March 31, 2013	March 31, 2013

Interest rate swaps:	Increase to other assets/liabilities of $24.9 million.	No net effect on other operating income from offsetting $3.3 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.1 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.3 million.	Increase to mortgage banking income of $0.1 million.

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Activity	December 31, 2012	March 31, 2012

Interest rate swaps:	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $0.9 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.8 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Increase to mortgage banking income of $1.3 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The types of instruments whose value is based on quoted market prices in active markets include most U.S. Treasury securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company does not adjust the quoted price for such instruments.

The types of instruments whose value is based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most U.S. Government agency securities, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations, and corporate securities. Such instruments are generally classified within Level 2 of the fair value hierarchy and their fair values are determined as follows:

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

•
Certain corporate securities owned by the Company are traded thinly or infrequently. Therefore, the fair value of these securities is determined by reference to transactions in other issues of these securities with similar yields and features.

Level 3 classification is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers are used to fair value Level 3 investments.  Management changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Fair values for securities classified within Level 3 are determined as follows:

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

•
Certain corporate securities owned by the Company are not traded in active markets and prices for securities with similar features are unavailable. The fair value for each security is estimated in reference to benchmark transactions by security type based upon yields, credit spreads and option features.

•
Certain marketable equity securities not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and, therefore, additional quotations from brokers may be obtained. Additionally considered indications of pricing include subsequent financing rounds or pending transactions. The reported fair value is based upon the Company’s judgment with respect to the information it is able to reliably obtain.

The Company utilizes a third-party service provider to assist with investment security pricing. The Company evaluates the pricing results by periodically reviewing the service provider's practices and procedures. Additionally, each quarter the Company independently validates the pricing results of the third-party service provider by obtaining independent prices from other sources and evaluating discrepancies to established tolerances for each security type. The Company also performs benchmarking analysis to project security price movements and evaluates inconsistent trends, investigates pricing outliers by security class, and performs a review of unchanged security prices.

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair value.  These characteristics classify interest rate swap agreements as Level 2 measurements.

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

Specifically, for asset/liability management purposes, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability, which was redeemed by the Company on March 7, 2013. Upon redemption, the Company recognized a gain of $2.1 million in non-interest income for the reversal of the cumulative change in fair value previously recognized in earnings. For the three months ended March 31, 2012, non-interest income included a gain of $1.6 million for the change in fair value. The fair value of the subordinated debenture was based on an unadjusted, quoted price of the traded asset (formerly Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

     The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,012	$—	$1,012	$—
State and municipal bonds	267,016	—	267,016	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,523,488	—	1,523,488	—
Non-agency collateralized mortgage obligations	7,200	—	7,200	—
Corporate securities and other	9,729	60	7,904	1,765
Marketable equity securities	4,903	3,856	—	1,047
Investment securities, available-for-sale	$1,813,348	$3,916	$1,806,620	$2,812

Interest rate swap agreements	$24,942	$—	$24,942	$—

Liabilities
Interest rate locks	$76	$—	$76	$—
Forward sale commitments	277	—	277	—
Interest rate swap agreements	24,942	—	24,942	—

December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,023	$—	$1,023	$—
State and municipal bonds	285,320	—	285,320	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	1,491,365	—
Non-agency collateralized mortgage obligations	9,110	—	9,110	—
Corporate securities and other	10,683	59	8,799	1,825
Marketable equity securities	4,712	3,711	—	1,001
Investment securities, available-for-sale	$1,802,213	$3,770	$1,795,617	$2,826

Interest rate locks	$12	$—	$12	$—
Interest rate swap agreements	28,252	—	28,252	—

Liabilities
Subordinated debentures	$67,306	$67,306	$—	$—
Forward sale commitments	362	—	362	—
Interest rate swap agreements	28,252	—	28,252	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the three months ended March 31, 2013:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2013	Gains/(losses)/ (impairment) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance March 31, 2013
Corporate securities and other	$59	$—	$1	$—	$—	$—	$—	$—	$60
Marketable equity securities	3,711	—	145	—	—	—	—	—	3,856
Total level 1	3,770	—	146	—	—	—	—	—	3,916

Level 2

U.S. Government agencies	1,023	—	(11)	—	—	—	—	—	1,012
State and municipal bonds	285,320	—	(1,951)	—	—	(17,275)	922	—	267,016
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	(11,190)	144,856	—	(99,630)	(1,913)	—	1,523,488
Non-agency collateralized mortgage obligations	9,110	—	(50)	—	—	(1,866)	6	—	7,200
Corporate securities and other	8,799	25	112	—	(1,025)	—	(7)	—	7,904
Total level 2	1,795,617	25	(13,090)	144,856	(1,025)	(118,771)	(992)	—	1,806,620

Level 3

Corporate securities and other	1,825	—	(60)	—	—	—	—	—	1,765
Marketable equity securities	1,001	—	46	—	—	—	—	—	1,047
Total level 3	2,826	—	(14)	—	—	—	—	—	2,812

Total available-for-sale securities	$1,802,213	$25	$(12,958)	$144,856	$(1,025)	$(118,771)	$(992)	$—	$1,813,348

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance
Loans held-for-sale	$—	$14,934	$—	$14,934
Impaired loans, net	—	—	51,975	51,975
OREO and other repossessed assets	—	—	2,729	2,729

December 31, 2012
Loans held-for-sale	$—	$14,330	$—	$14,330
Impaired loans, net	—	—	53,138	53,138
OREO and other repossessed assets	—	—	3,029	3,029

Fair value of loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  The Company did not record a lower of cost or estimated fair value adjustment on loans held-for-sale as of March 31, 2013 and December 31, 2012.

The recorded investment in impaired loans totaled $59.0 million with a specific reserve of $7.0 million at March 31, 2013, compared to $56.2 million with a specific reserve of $3.1 million at December 31, 2012. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.3 million were included in the period-ending OREO and other repossessed assets balance at March 31, 2013 and December 31, 2012.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, certain instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities.  Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$180,612	$180,612	$428,128	$428,128
Investment securities available-for-sale	1,813,348	1,813,348	1,802,213	1,802,213
Investment securities held-to-maturity	458,041	488,204	464,166	499,149
Loans held-for-sale	14,934	15,287	14,330	14,680

Loans	5,234,839	5,152,190	5,226,552	5,131,880
Allowance for loan losses	(107,164)	—	(110,955)	—
Loans, net	$5,127,675	$5,152,190	$5,115,597	$5,131,880

OREO and other repossessed assets	$2,729	$2,729	$3,029	$3,029
Interest rate locks	—	—	12	12
Interest rate swap agreements	24,942	24,942	28,252	28,252

Liabilities
Non-interest bearing deposits	$919,783	$919,783	$891,401	$891,401
Interest bearing deposits, non-maturity	3,639,271	3,639,271	3,609,174	3,609,174
Deposits with stated maturities	1,625,006	1,633,201	1,434,990	1,445,706
Customer repurchase agreements	549,894	549,894	560,065	560,065
Repurchase agreements	175,000	178,009	75,000	78,593
Short-term borrowings	—	—	100,000	100,000
Federal Home Loan Bank advances	119,877	132,169	464,632	543,903
Subordinated debentures	77,321	77,321	144,627	144,627
Interest rate locks	76	76	—	—
Forward sale commitments	277	277	362	362
Interest rate swap agreements	24,942	24,942	28,252	28,252

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

The fair value of interest bearing deposits excludes deposits with stated maturities and is based on the assumption that the exit value of the instruments would be funded with like instruments by principal market participants.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of deposits with stated maturities is estimated at the present value of associated cash flows using contractual maturities and market interest rates.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of customer repurchase agreements has been estimated at the present value of associated cash flows using contractual maturities and market interest rates for each instrument.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of repurchase agreements is determined based on current market rates for similar borrowings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  These instruments are classified within Level 2 of the fair value hierarchy.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The fair value of FHLB advances is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value is measured on an unadjusted, quoted price for the traded assets (formerly Nasdaq: “NPBCO”) and as such is classified within Level 1 of the fair value hierarchy. The fair value of this instrument was $67.3 million at December 31, 2012 and zero at March 31, 2013 due to its redemption on March 7, 2013. Subordinated debentures that have floating interest rates based upon LIBOR are callable at any time and, due to the call feature, the fair value is estimated to equal the par amount. These instruments are classified within Level 2 of the fair value hierarchy.

12.  PENSION PLAN

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee's compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year. On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

The Company does not expect to make a contribution in 2013 because the plan’s funding credit balance will be applied toward reducing the contribution requirement. The Company’s expected long-term rate of return on plan assets is 7.25%.

Net periodic benefit cost includes the following components:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Service cost	$41	$31
Interest cost	558	574
Expected return on plan assets	(734)	(693)
Amortization of unrecognized net actuarial loss	158	139
Net periodic benefit cost	$23	$51

13.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the Long-Term Incentive Compensation Plan ("2005 Plan"), approved by shareholders in April 2005 and expiring November 30, 2014. Under the terms of the 2005 Plan, a total of 5.3 million shares of common stock have been made available for option, restricted stock, or other share-based awards. As of March 31, 2013, 1.4 million of these shares remain available for issuance.  The Company has 0.4 million awards expiring during the twelve months ending March 31, 2014.

As of March 31, 2013, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock options and approximately $6.2 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately four years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Share-based compensation expense	$811	$943
Cash received	398	359
Intrinsic value of options exercised	150	1,350

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

14.  SEGMENT REPORTING

The Company’s operating segments, which are evaluated regularly by the Chief Executive Officer to decide how to allocate and assess resources and performance, are “Community Banking” and “Other.” The Company determines its segments based primarily upon product and service offerings and through the types of income generated.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended March 31, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,282,478	$41,299	$8,323,777
Total deposits	6,184,060	—	6,184,060
Net interest income (expense)	62,868	(1,244)	61,624
Total non-interest income	14,716	10,861	25,577
Total non-interest expense	107,742	9,580	117,322
Net income (loss)	(18,668)	1,264	(17,404)

	As of and for the Three Months Ended March 31, 2012
	Community Banking	Other	Consolidated
Total assets	$8,470,050	$53,985	$8,524,035
Total deposits	5,888,383	—	5,888,383
Net interest income (expense)	65,583	(1,765)	63,818
Total non-interest income	12,087	12,154	24,241
Total non-interest expense	44,624	7,816	52,440
Net income	25,039	263	25,302

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2013, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP and predominant practice within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	allowance for loan losses;

•	goodwill and other intangible assets;

•	income taxes; and

•	other-than-temporary impairment.

There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS
Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Boyertown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiary, National Penn Bank, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries.  National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; and National Penn Insurance Services Group, Inc., including its Higgins Insurance and Caruso Benefits divisions.

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

At March 31, 2013, National Penn Bank operated 119 retail branch offices, 118 located in Pennsylvania and one in Maryland.

The Company’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans and leases; (3) non-interest income, which is made up primarily of banking fees, wealth management income, insurance income, fair value measurements, gains and losses from the sale of securities, and other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

Overview

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2013		December 31, 2012		March 31, 2012
EARNINGS
Total interest income	$72,595		$77,174		$81,414
Total interest expense	10,971		13,739		17,596
Net interest income	61,624		63,435		63,818
Provision for loan losses	1,500		2,000		2,000
Net interest income after provision for loan losses	60,124		61,435		61,818
Net gains (losses) from fair value changes of subordinated debentures	2,111		(253)		1,645
Net gains on investment securities	25		4		—
Other non-interest income	23,441		24,755		22,596
Loss on debt extinguishment	64,888		—		—
Other non-interest expense	52,434		52,262		52,440
Income (loss) before income taxes	(31,621)		33,679		33,619
Income tax expense (benefit)	(14,217)		8,535		8,317
Net income (loss)	$(17,404)		$25,144		$25,302

Basic earnings per share	$(0.12)		$0.17		$0.17
Diluted earnings per share	(0.12)		0.17		0.17
Dividends per share	—	(2)	0.20	(2)	0.05

Net interest margin	3.49%		3.46%		3.55%
Efficiency ratio (1)	58.61%		56.40%		57.47%
Return on average assets	NM		1.19%		1.21%

Asset Quality Metrics
Allowance / total loans	2.04%		2.12%		2.33%
Non-performing loans / total loans	1.02%		1.03%		1.28%
Delinquent loans / total loans	0.46%		0.46%		0.46%
Allowance / non-performing loans	199%		206%		183%
Annualized net charge-offs / average loans	0.41%		0.35%		0.56%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.
(2) The 1st quarter of 2013 cash dividend of $0.10 per share was declared and paid in the 4th quarter of 2012.
"NM" - Denotes a value displayed is not meaningful.

For the three months ended March 31, 2013, the Company recorded a net loss of $17.4 million, or $(0.12) per diluted share, compared to net income of $25.3 million, or $0.17 per diluted share, in the comparable prior year period. The loss resulted from a $64.9 million ($42.2 million after tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain because these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes and reduced diluted earnings per share by $(0.28), net for the quarter ended March 31, 2013.

The strategic initiatives referred to in the preceding paragraph affected the comparability of results between periods and, therefore, were excluded from the Company's evaluation of operating results for the three months ended March 31, 2013, as disclosed in the following discussion of adjusted net income and adjusted return on average assets.

Adjusted net income and returns(1) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(1).

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Adjusted net income reconciliation
Net income (loss)	$(17,404)	$25,144	$25,302
After tax unrealized fair value (gain) loss on subordinated debentures	(1,372)	164	(1,069)
After tax loss on debt extinguishment	42,177	—	—
Adjusted net income	$23,401	$25,308	$24,233

Earnings per share
Net income (loss)	$(0.12)	$0.17	$0.17
After tax unrealized fair value gain on subordinated debentures	(0.01)	—	(0.01)
After tax loss on debt extinguishment	0.29	—	—
Adjusted net income	$0.16	$0.17	$0.16

Average assets	$8,298,815	$8,440,642	$8,397,381
Adjusted return on average assets	1.14%	1.19%	1.16%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

During the first quarter of 2013, the Company continued to deliver consistent adjusted net income, which is summarized as follows:

•
Adjusted net income was $23.4 million, or $0.16 per diluted share, for the first quarter of 2013 compared to $25.3 million, or $0.17 per diluted share, for the fourth quarter of 2012 and $24.2 million, or $0.16 per diluted share, for the first quarter of 2012. Adjusted net income remains stable despite modest reductions to net interest income, as asset quality trends led to a reduced provision for loan losses and expense levels continue to be favorable. Adjusted ROAA was 1.14% for the three months ended March 31, 2013. Adjusted net income excluded the effects of the changes in the fair value of the Company’s subordinated debentures and the loss on debt extinguishment, as discussed above.

•
Net interest income totaled $61.6 million for the three months ended March 31, 2013 compared to $63.8 million for the three months ended March 31, 2012. The decrease in net interest income reflects the repricing of assets in the continued low interest rate environment. However, management of funding costs through the restructure and termination of $400 million of FHLB advances and the redemption of $65.2 million of fixed rate subordinated debentures helped to mitigate the effect of declining asset yields. The Company's interest rate management initiatives maintained net interest margin at 3.49% for the three months ended March 31, 2013 on $7.7 billion of average earning assets. Net interest margin for the prior year period was 3.55% on $7.8 billion of average earning assets.

•
The Company continues to experience improvements in asset quality. Classified loans declined by 30% since March 31, 2012, and non-performing loans declined to 1.02% of total loans at March 31, 2013. The sustained improvement in asset quality resulted in a $0.5 million decrease to the provision for loan losses (“provision”) which totaled $1.5 million for the three months ended March 31, 2013, compared to $2.0 million for the three months ended March 31, 2012.

•
Other non-interest income increased by $0.8 million and totaled $23.4 million for the three months ended March 31, 2013. The results of the wealth management and mortgage banking operations combined to contribute $1.2 million to the increase.

•
Non-interest expense, excluding the first quarter of 2013 loss on debt extinguishment of $64.9 million, continued to be well controlled at $52.4 million for the three months ended March 31, 2013, consistent with the three months ended March 31, 2012. The efficiency ratio(1) was stable at 58.61% for the three months ended March 31, 2013, as the Company continued to effectively manage expense levels.

•
Compared to the quarter ended December 31, 2012, other non-interest income declined modestly due primarily to decreases in mortgage banking and customer interest rate swap activity as demand for these products decreased slightly during the current quarter.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Total cash and cash equivalents	$180,612	$428,128	$453,179
Investment securities and other securities	2,333,548	2,334,739	2,335,421
Total loans	5,249,773	5,240,882	5,201,656
Total assets	8,323,777	8,529,522	8,524,035
Deposits	6,184,060	5,935,565	5,888,383
Borrowings	922,092	1,344,324	1,387,235
Shareholders' equity	1,136,798	1,161,292	1,200,830
Tangible book value per common share (1)	$5.97	$6.15	$6.09
Tangible common equity / tangible assets (1)	10.79%	10.80%	11.25%

(1) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Assets

Loans and Allowance for Loan Losses

Regional economic conditions impact the Company’s customers. Although the economy and credit environment continue to be uncertain, the Company’s asset quality metrics continue to be strong and stable. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth, while working with existing customers who experience financial difficulty.

Federal Reserve economic data suggests the following trends:

•	Contacts in the Third District have reported a continued modest pace of growth, in particular, in the sectors of general services, staffing, tourism and commercial real estate leasing.

•	Sales of new and used autos and residential real estate reported slight increases in demand.

•	General price levels, as well as wages and home prices, were reported to have increased slightly.

•	The overall outlook for modest growth continues. While some uncertainty remains, contacts among the Third District expressed greater confidence in the underlying strength of the economy.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	March 31, 2013	December 31, 2012	Increase/(decrease)
Commercial and industrial	$2,529,379	$2,495,855	$33,524	1.3%

CRE - permanent	898,519	907,760	(9,241)	(1.0)%
CRE - construction	145,324	125,878	19,446	15.4%
Commercial real estate	1,043,843	1,033,638	10,205	1.0%
Commercial	3,573,222	3,529,493	43,729	1.2%

Residential mortgages	655,531	671,772	(16,241)	(2.4)%
Home equity	744,435	754,386	(9,951)	(1.3)%
All other consumer	261,651	270,901	(9,250)	(3.4)%
Consumer	1,661,617	1,697,059	(35,442)	(2.1)%

Loans	$5,234,839	$5,226,552	$8,287	0.2%

Allowance for loan losses	107,164	110,955	(3,791)	(3.4)%

Loans, net	$5,127,675	$5,115,597	$12,078	0.2%

Loans held-for-sale	$14,934	$14,330	$604	4.2%

Net loans increased by $12.1 million, or 0.2%, to $5.1 billion at March 31, 2013. Emphasis on loans to commercial and industrial customers resulted in a $33.5 million increase to this portfolio during the three months ended March 31, 2013, and commercial real estate loans increased $10.2 million from December 31, 2012. Commercial loan growth of $43.7 million was offset by repayments of consumer loans and sales of residential mortgage loan production in the secondary market by $35.4 million during the same period. Additionally, classified loans decreased $18.7 million, or 7.2%, since December 31, 2012. Continued stable asset quality metrics combined with the continued improvement in the level of classified loans resulted in a decrease to the allowance for loan losses, which totaled $107 million at March 31, 2013. Net charge-offs totaled $5.3 million, and the provision was $1.5 million during the three months ended March 31, 2013.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-performing loans	$53,760	$53,908
Non-performing loans to total loans	1.02%	1.03%
Delinquent loans	$24,110	$24,048
Delinquent loans to total loans	0.46%	0.46%
Classified loans (a)	$242,560	$261,293
Classified loans to total loans	4.62%	4.99%
Tier 1 capital and allowance	$1,034,561	$1,093,103
Classified loans to Tier 1 capital and allowance	23.45%	23.90%
Total loans	$5,249,773	$5,240,882

(a) Includes non-performing loans

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual commercial and industrial	$23,323	$24,653

Non-accrual CRE-permanent	5,489	2,984
Non-accrual CRE-construction	6,067	5,446
Total non-accrual commercial real estate	11,556	8,430

Non-accrual residential mortgages	5,608	7,066
Non-accrual home equity	4,364	3,692
All other non-accrual consumer	1,595	1,705
Total non-accrual consumer	11,567	12,463

Total non-accrual loans	46,446	45,546

Restructured loans (a)	7,314	8,362
Total non-performing loans	53,760	53,908

Other real estate owned and repossessed assets	2,729	3,029
Total non-performing assets	56,489	56,937

Loans 90+ days past due & still accruing	2,324	2,027
Total non-performing assets and loans 90+ days past due	$58,813	$58,964

Total loans	$5,249,773	$5,240,882
Average total loans	5,223,015	5,206,227
Allowance for loan losses	107,164	110,955

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	182%	188%
Non-performing loans	199%	206%
Total loans	2.04%	2.12%

(a)
Restructured loans at March 31, 2013, included $2.9 million of commercial loans and $4.4 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	March 31, 2013	December 31, 2012
Total non-accrual loans	$46,446	$45,546
Non-accrual loans with partial charge-offs	19,258	18,221
Life-to-date partial charge-offs on non-accrual loans	21,302	20,965
Charge-off rate of non-accrual loans	52.5%	53.5%
Specific reserves on non-accrual loans	5,108	1,264

At March 31, 2013, the Company’s non-accrual loans totaled $46.4 million and included $19.3 million of non-accrual loans which have been partially charged-off by 52.5%, or $21.3 million. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 1.02% of total loans at March 31, 2013. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $59.0 million at March 31, 2013, and had a specific reserve in the allowance of $7.0 million related to $23.1 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended
(dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial and industrial	$1,869	$2,029	$1,925

CRE - permanent	282	301	1,933
CRE - construction	318	266	673
Commercial real estate	600	567	2,606

Residential mortgages	1,333	988	560
Home equity	747	515	1,855
All other consumer	742	488	242
Consumer	2,822	1,991	2,657

Net loans charged-off	$5,291	$4,587	$7,188

Net charge-offs (annualized) to:
Total loans	0.41%	0.35%	0.56%
Average total loans	0.41%	0.35%	0.56%

Net loan charge-offs totaled $5.3 million for the three months ended March 31, 2013, a $1.9 million, or 26.4%, decrease compared to the prior year to date period and increased $0.7 million compared to the three months ended December 31, 2012. The overall low level of net charge-offs is consistent with the Company's steady credit quality improvement. Annualized net charge-offs as a percentage of average total loans totaled 0.41% for the first quarter of 2013 compared to 0.56% for the same period of 2012 and 0.35% for the linked quarter.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$110,955	$126,640
Charge-offs:
Commercial and industrial	2,314	2,692
Commercial real estate	759	2,785
Consumer	3,309	3,245
Total charge-offs	6,382	8,722

Recoveries:
Commercial and industrial	445	767
Commercial real estate	159	179
Consumer	487	588
Total recoveries	1,091	1,534
Net charge-offs	5,291	7,188
Provision charged to expense	1,500	2,000
Balance at end of period	$107,164	$121,452

The following table presents the components of the allowance:

(dollars in thousands)	March 31, 2013	December 31, 2012
Specific reserves	$6,984	$3,110
Allocated reserves	89,278	95,437
Unallocated reserves	10,902	12,408
Total allowance for loan losses	$107,164	$110,955

The allowance decreased to $107 million at March 31, 2013 and represented 2.04% of total loans and 199% of non-performing loans, compared to $111 million at December 31, 2012, or 2.12% of total loans and 206% of non-performing loans. The decrease of the allowance during the quarter was due primarily to the continued reduction in classified loans and sustained strong asset quality metrics. These improvements resulted in a provision of $1.5 million for the three months ended March 31, 2013, a decrease of $0.5 million compared to the three months ended March 31, 2012.

Liabilities

During the first quarter of 2013, the Company repaid $400 million of higher-cost FHLB advances, which were previously restructured during the third quarter of 2012. Additionally, the Company also redeemed all of its 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. These initiatives were executed for asset/liability and capital management purposes. The Company expects to improve its funding costs as a result of these transactions due to the cost of replacement borrowings (wholesale deposits and repurchase agreements) being less than 40 basis points.

Liabilities totaled $7.2 billion at March 31, 2013, a decrease of $181 million, or 2.5%, from $7.4 billion at December 31, 2012. Total deposits, the Company’s primary source of funding, increased $248 million during the first three months of 2013. The majority of the change is related to a net increase of $217 million in CDs $100k or greater, of which $226 million was wholesale deposits utilized to partially fund the repayment of $400 million of FHLB advances during the quarter (refer to discussion below). The Company's "core" deposits and transaction accounts increased by $58.5 million, or 1.3%, during the first quarter, as a result of the Company’s continued efforts to improve deposit mix. During the quarter, the cost of deposits improved to 0.40%.

(dollars in thousands)	March 31, 2013	December 31, 2012	Increase/(decrease)
Non-interest bearing deposits	$919,783	$891,401	$28,382	3.2%
NOW accounts	1,471,185	1,472,985	(1,800)	(0.1)%
Money market accounts	1,647,863	1,642,803	5,060	0.3%
Savings	520,223	493,386	26,837	5.4%
CDs less than $100	991,380	1,017,925	(26,545)	(2.6)%
CDs $100 or greater	633,626	417,065	216,561	51.9%
Total deposits	$6,184,060	$5,935,565	$248,495	4.2%

Non-time deposits / total deposits	74%	76%

Deposit funding is supplemented by additional sources of borrowings which include customer and other repurchase agreements, FHLB advances, and subordinated debentures. In the aggregate, these funding sources totaled $922 million at March 31, 2013, which was a decrease of $422 million, or 31.4%, from December 31, 2012.

Significant borrowing activity during the three months ended March 31, 2013, included the following:

•
FHLB advances declined by $345 million due to the repayment of the previously restructured $400 million of advances, net of the unamortized prepayment penalty of $64.9 million, and maturities of $10 million.

•	Repurchase agreements increased by $100 million, net due to additional borrowings totaling $125 million, utilized to fund the aforementioned FHLB repayment, and maturities of $25 million.

•	Short-term borrowings decreased by $100 million to zero at March 31, 2013.

•
The Company's subordinated debentures accounted for at fair value decreased by $67.3 million. The decrease was the result of the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2013, a decrease of $24.5 million from December 31, 2012. Significant activity during the three months ended March 31, 2013 included:

•	Net loss of $17.4 million,

•	Other comprehensive loss of $8.3 million, and

•	Shares issued under share-based plans, net of taxes, of $1.3 million.

Results of operations for the three months ended March 31, 2013 and March 31, 2012

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the three months ended March 31, 2013 as compared to the same period in 2012.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$119,834	$75	0.25%	$278,140	$133	0.19%

U.S. Government agencies	1,019	11	4.38%	3,068	17	2.23%
Mortgage-backed securities/collateralized mortgage obligations	1,555,340	8,786	2.29%	1,483,300	10,277	2.79%
State and municipal*	688,290	11,195	6.60%	745,488	12,221	6.59%
Other bonds and securities	80,576	638	3.21%	86,253	665	3.10%
Total investments	2,325,225	20,630	3.60%	2,318,109	23,180	4.02%

Commercial loans*	3,528,550	37,813	4.35%	3,442,272	41,872	4.89%
Installment loans	1,015,607	10,398	4.15%	1,023,543	11,728	4.61%
Mortgage loans	678,858	8,070	4.82%	713,405	9,329	5.26%
Total loans	5,223,015	56,281	4.37%	5,179,220	62,929	4.89%
Total earning assets	7,668,074	76,986	4.07%	7,775,469	86,242	4.46%
Allowance for loan losses	(111,662)			(127,677)
Non-interest earning assets	742,403			749,589
Total assets	$8,298,815			$8,397,381

Interest Bearing Liabilities:
Interest bearing deposits	$5,098,405	$5,914	0.47%	$4,932,037	$7,294	0.59%
Customer repurchase agreements	547,706	498	0.37%	524,575	550	0.42%
Repurchase agreements	135,454	719	2.15%	85,000	915	4.33%
Short-term borrowings	39,200	41	0.42%	—	—	—%
Federal Home Loan Bank advances	262,067	2,334	3.61%	615,983	6,967	4.55%
Subordinated debentures	125,207	1,465	4.75%	145,274	1,870	5.18%
Total interest bearing liabilities	6,208,039	10,971	0.72%	6,302,869	17,596	1.12%
Non-interest bearing deposits	876,700			852,730
Other non-interest bearing liabilities	71,247			53,398
Total liabilities	7,155,986			7,208,997
Equity	1,142,829			1,188,384
Total liabilities and equity	$8,298,815			$8,397,381
NET INTEREST INCOME/MARGIN (FTE)		66,015	3.49%		68,646	3.55%
Tax equivalent interest		4,391			4,828
Net interest income		$61,624			$63,818
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

(dollars in thousands)	Three Months Ended March 31, 2013 compared to 2012
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(91)	$33	$(58)

U.S. Government agencies	(16)	10	(6)
Mortgage-backed securities/collateralized mortgage obligations	480	(1,971)	(1,491)
State and municipal	(931)	(95)	(1,026)
Other bonds and securities	(45)	18	(27)
Total investments	(512)	(2,038)	(2,550)

Commercial loans	1,028	(5,087)	(4,059)
Installment loans	(90)	(1,240)	(1,330)
Mortgage loans	(437)	(822)	(1,259)
Total loans	501	(7,149)	(6,648)
Total interest income	(102)	(9,154)	(9,256)

Interest expense:
Interest bearing deposits	239	(1,619)	(1,380)

Customer repurchase agreements	23	(75)	(52)
Repurchase agreements	395	(591)	(196)
Short-term borrowings	41	—	41
Federal Home Loan Bank advances	(3,382)	(1,251)	(4,633)
Subordinated debentures	(244)	(161)	(405)
Total borrowed funds	(3,167)	(2,078)	(5,245)
Total interest expense	(2,928)	(3,697)	(6,625)
Increase (decrease) in net interest income	$2,826	$(5,457)	$(2,631)

Interest rates remain at historically low levels, and continued low interest rates negatively impact investment and loan yields. Additionally, economic conditions continue to limit opportunities for significant loan growth. The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.49% for the three months ended March 31, 2013, as compared to 3.55% for the prior year period. Net interest income declined by $2.2 million, or 3.4%, to $61.6 million for the three months ended March 31, 2013, compared to the the prior year period. The following initiatives were employed to mitigate the 10.8%, or $8.8 million ($9.3 million on a FTE basis), decrease to interest income for the three months ended March 31, 2013:

•
Interest expense on FHLB advances decreased $4.6 million due to the termination of $400 million of FHLB advances on February 8, 2013, which were also previously restructured during the third quarter of 2012.

•
On March 7, 2013, the Company redeemed all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The redemption contributed to the $0.4 million decrease in interest expense on subordinated debentures.

•
Deposit pricing initiatives resulted in a 11 basis point reduction to the cost of deposits for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as the Company's average deposit rate declined to 0.40%. The decline in deposit cost reduced interest expense by $1.4 million for the comparative period, but was offset by an increase in expense as wholesale deposits were utilized, in part, to replace higher-cost funding instruments (FHLB advances and subordinated debentures).

Provision for Loan Losses

Provision for the three months ended March 31, 2013 was $1.5 million, compared to $2.0 million for the same period in 2012. A $1.9 million reduction to net charge-offs for the three months ended March 31, 2013, combined with a continued decline of classified loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $107 million at March 31, 2013. The allowance as a percentage of non-performing loans decreased to 199% at March 31, 2013 from 206% in the fourth quarter of 2012 and increased from 183% at March 31, 2012. The allowance to total loans totaled 2.04% at March 31, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses.”

Non-Interest Income

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012	Increase/(decrease)
Wealth management	$6,831	$6,161	$670	10.9%
Service charges on deposit accounts	3,770	3,823	(53)	(1.4)%
Insurance commissions and fees	3,267	3,296	(29)	(0.9)%
Cash management and electronic banking fees	4,451	4,420	31	0.7%
Mortgage banking	1,855	1,335	520	39.0%
Bank owned life insurance	1,228	1,209	19	1.6%
(Losses) earnings of unconsolidated investments	(14)	(74)	60	(81.1)%
Other operating income	2,053	2,426	(373)	(15.4)%
Net gains (losses) from fair value changes of subordinated debentures	2,111	1,645	466	28.3%
Net gains (losses) on sales of investment securities	25	—	25	NM
Total non-interest income	$25,577	$24,241	$1,336	5.5%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the three months ended March 31, 2013 and 2012 totaled $25.6 million and $24.2 million, respectively, and its components changed primarily due to the following items:

Increases:

•
Wealth management income increased $0.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to improvement in the brokerage portion of the Company's wealth management division. In addition, assets under management increased due to improvement in the stock market as well as growth from new client business.

•	The income derived from the Company’s mortgage banking operations increased $0.5 million for the three months ended March 31, 2013 compared to the prior year period as mortgage activity increased.

•
The change in fair value of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO") increased non-interest income $2.1 million for the three months ended March 31, 2013 compared to $1.6 million for the prior year period.

Decreases:

•
Other operating income decreased to $2.1 million for the three months ended March 31, 2013 compared to $2.4 million for the three months ended March 31, 2012. The decrease was due primarily to the decline in customer interest rate swap activity.

Non-Interest Expense

	Three Months Ended
(dollars in thousands)	March 31,
	2013	2012	Increase/(decrease)
Salaries, wages and employee benefits	$30,873	$31,381	$(508)	(1.6)%
Premises and equipment	7,491	6,853	638	9.3%
FDIC insurance	1,213	1,264	(51)	(4.0)%
Other operating expenses	12,857	12,942	(85)	(0.7)%
Loss on debt extinguishment	64,888	—	64,888	NM
Total non-interest expense	$117,322	$52,440	$64,882	NM

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (1)
	Three Months Ended
	March 31,
Efficiency ratio calculation	2013	2012
Non-interest expense	$117,322	$52,440
Less:
Loss on debt extinguishment	64,888	—
Operating expenses	$52,434	$52,440

Net interest income (taxable equivalent)	$66,015	$68,645

Non-interest income	25,577	24,241
Less:
Net gains (losses) from fair value changes of subordinated debentures	2,111	1,645
Net gains (losses) on investment securities	25	—
Adjusted revenue	$89,456	$91,241

Efficiency ratio	58.61%	57.47%

(1)	Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Non-interest expense, inclusive of a loss on debt extinguishment of $64.9 million, totaled $117 million for the three months ended March 31, 2013, compared to $52.4 million for the prior year period. The loss on debt extinguishment during the first quarter is associated with the repayment of $400 million of FHLB advances. Excluding the loss on debt extinguishment, continued focus on expense controls resulted in stable operating expense(1) of $52.4 million, as demonstrated by an efficiency ratio(1) of 58.61% for the first quarter of 2013, consistent with the prior year period.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2013 was $14.2 million compared to an expense of $8.3 million for the three months ended March 31, 2012. The benefit resulted from the pre-tax loss on debt extinguishment of $64.9 million while other sources of income, expense, and tax-free income were comparable to prior periods. Thus, the effective tax rate was 44.9% for the three months ended March 31, 2013, compared to 24.7% for the prior year period. The Company’s net deferred tax asset decreased to $53.5 million at March 31, 2013, primarily from the reduction of the allowance for loan losses and an increase to the fair value of investment securities available-for-sale.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2013:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,625,006	$1,048,596	$417,446	$158,366	$598
Repurchase agreements	175,000	125,000	50,000	—	—
Federal Home Loan Bank advances	119,877	7,000	56,500	50,730	5,647
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	56,544	5,588	12,870	9,796	28,290
Total	$2,053,748	$1,186,184	$536,816	$218,892	$111,856

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

As measured using the consolidated statement of cash flows, the Company deployed $248 million of cash and cash equivalents during the three month period ended March 31, 2013, compared to generating $1.7 million of net cash for the three months ended March 31, 2012. Operating activities generated $16.2 million of net cash for the three months ended March 31, 2013 compared to $14.9 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013, cash was deployed in the following ways:

Investing activities

•	$145 million of investment security purchases

•	$14.9 million net increase in loans

Financing activities

•	$410 million of repayments of FHLB advances

•	$100 million decrease in short-term borrowings

•	$65.2 million decrease in subordinated debentures as the result of the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II

During the three months ended March 31, 2013, cash was generated from the following additional sources:

Investing activities

•	$125 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$190 million net increase in certificates of deposit from the purchase of brokered CDs which were utilized to partially fund the repayment of the extinguished FHLB advances

•	$58.5 million increase in transaction and savings accounts

Capital

At March 31, 2013, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
National Penn	11.63%	12.16%	15.41%	16.54%	16.67%	17.80%
National Penn Bank	9.89%	10.02%	13.28%	13.83%	14.54%	15.09%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company executed two strategic initiatives (redemption of $65.2 million of subordinated debentures and repayment of $400 million of FHLB advances) during the first quarter of 2013 for asset/liability, interest rate risk, and capital management purposes. The changes in the Company's capital from December 31, 2012 to March 31, 2012 fully reflect the effect of these initiatives.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2013:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,679,392	$606,809	$296,890	$98,472	$677,221
Letters of credit	129,095	116,558	12,415	122	—
Total	$1,808,487	$723,367	$309,305	$98,594	$677,221

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.6 million at March 31, 2013.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	March 31,
(in basis points)	2013	2012
+300	3%	6%
+200	2%	4%
+100	1%	2%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1.00%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 5% and 4% based upon net interest income for the three months ended March 31, 2013 and 2012, respectively.

Federal Reserve guidance indicates interest rates are expected to remain at current levels through 2015. In response, National Penn restructured and repaid $400 million of FHLB advances and redeemed $65.2 million of fixed rate subordinated debentures to move its interest rate risk profile to be less asset sensitive. As measured by the net interest income analysis, the Company continues to have an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company would benefit over the next twelve months. For additional details on the repayment of the FHLB advances and the redemption of the subordinated debentures refer to Footnote 6 to the consolidated financial statements.

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

As of March 31, 2013, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

At March 31, 2013, $3.6 billion, or 68.1%, of our loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

National Penn's allowance for loan losses may prove inadequate or National Penn may be required to make further additions to its allowance for loan and lease losses because of credit risk exposure.

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

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania, and to a lesser extent, National Penn's deposit base is primarily generated from this area. As a result, National Penn's consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions beginning in 2008 have caused National Penn to experience an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. A continued downturn in the regional real estate market could further harm National Penn's financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is a further decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, National Penn's ability to recover on defaulted loans by selling the underlying real estate will be diminished, and National Penn will be more likely to suffer losses on defaulted loans.

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

National Penn's investment portfolio includes approximately $36 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of March 31, 2013. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. If the Home Loan Bank experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At March 31, 2013, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of March 31, 2013, National Penn had a deferred tax asset of approximately $53.5 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 145 million shares were outstanding as of March 31, 2013, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of March 31, 2013, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval.  However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In lieu of a first quarter 2013 cash dividend, the Board of Directors approved an additional cash dividend of $0.10 per share, which was declared and paid in December 2012. In April 2013, the Board of Directors approved a second quarter 2013 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by National Penn of its common stock at any time during the quarter ended March 31, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated September 28, 2011, as filed on October 3, 2011.)

10.1
Amended and Restated Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Sandra Bodnyk.* (Incorporated by reference to Exhibit 10.21 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2012).

10.2
Amendment to Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.* (Incorporated by reference to Exhibit 10.23 to National Penn's Annual Report on Form 10-K for the year ended December 31, 2012.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 10, 2013	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer