Form 10-Q
period 2013-06-30
NATIONAL PENN BANCSHARES INC
filed 2013-08-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, no stated par value	145,646,284 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$118,575	$145,688
Interest-earning deposits with banks	63,193	282,440
Total cash and cash equivalents	181,768	428,128

Investment securities available-for-sale, at fair value	1,799,831	1,802,213
Investment securities held-to-maturity
(Fair value $471,378 and $499,149 for 2013 and 2012, respectively)	452,275	464,166
Other securities	61,252	68,360
Loans held-for-sale	12,289	14,330
Loans, net of allowance for loan losses of $104,533 and $110,955 for 2013 and 2012, respectively	5,144,474	5,115,597
Premises and equipment, net	94,673	96,334
Accrued interest receivable	28,453	28,526
Bank owned life insurance	145,670	143,242
Other real estate owned and other repossessed assets	1,899	3,029
Goodwill	258,279	258,279
Other intangible assets, net	8,470	10,614
Unconsolidated investments	8,673	11,347
Other assets	118,579	85,357
TOTAL ASSETS	$8,316,585	$8,529,522

LIABILITIES
Non-interest bearing deposits	$942,127	$891,401
Interest bearing deposits	5,080,336	5,044,164
Total deposits	6,022,463	5,935,565

Customer repurchase agreements	547,736	560,065
Repurchase agreements	50,000	75,000
Short-term borrowings	—	100,000
Federal Home Loan Bank advances	414,142	464,632
Subordinated debentures	77,321	144,627
Accrued interest payable and other liabilities	89,165	88,341
TOTAL LIABILITIES	7,200,827	7,368,230

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: June 30, 2013 - 152,316,849; December 31, 2012 - 152,375,522	1,386,178	1,387,644
Accumulated deficit	(192,623)	(185,680)
Accumulated other comprehensive (loss) income	(17,189)	24,329
Treasury stock: June 30, 2013 - 6,707,904 shares; December 31, 2012 - 7,211,937 shares	(60,608)	(65,001)
TOTAL SHAREHOLDERS' EQUITY	1,115,758	1,161,292
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,316,585	$8,529,522

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2013	2012	2013		2012
INTEREST INCOME
Loans, including fees	$55,260	$61,116	$110,981		$123,407
Investment securities
Taxable	9,795	10,941	19,480		22,150
Tax-exempt	7,005	7,636	14,119		15,417
Deposits with banks	41	203	116		336
Total interest income	72,101	79,896	144,696		161,310
INTEREST EXPENSE
Deposits	5,831	6,879	11,745		14,173
Customer repurchase agreements	460	545	958		1,095
Repurchase agreements	623	915	1,342		1,830
Short-term borrowings	—	—	41		—
Federal Home Loan Bank advances	1,383	6,501	3,717		13,468
Subordinated debentures	550	1,857	2,015		3,727
Total interest expense	8,847	16,697	19,818		34,293
Net interest income	63,254	63,199	124,878		127,017
Provision for loan losses	1,500	2,000	3,000		4,000
Net interest income after provision for loan losses	61,754	61,199	121,878		123,017
NON-INTEREST INCOME
Wealth management	6,986	6,005	13,817		12,166
Service charges on deposit accounts	3,743	3,753	7,513		7,576
Insurance commissions and fees	3,326	3,211	6,593		6,507
Cash management and electronic banking fees	4,821	4,707	9,272		9,127
Mortgage banking	2,122	1,511	3,977		2,846
Bank owned life insurance	1,239	1,255	2,467		2,464
Earnings (losses) of unconsolidated investments	6	108	(8)		34
Other operating income	2,703	993	4,756		3,419
Net (losses) gains from fair value changes of subordinated debentures	—	(810)	2,111		835
Net gains (losses) on sales of investment securities	22	(123)	47		(123)
Impairment losses on investment securities:
Impairment related losses on investment securities	—	(154)	—		(154)
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income	—	—	—		—
Net impairment losses on investment securities	—	(154)	—		(154)
Total non-interest income	24,968	20,456	50,545		44,697
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,247	31,234	62,120		62,615
Premises and equipment	7,511	7,349	15,002		14,202
FDIC insurance	1,494	1,211	2,707		2,475
Other operating expenses	12,901	12,475	25,758		25,417
Loss on debt extinguishment	—	—	64,888		—
Total non-interest expense	53,153	52,269	170,475		104,709
Income before income taxes	33,569	29,386	1,948		63,005
Income tax expense (benefit)	8,550	6,938	(5,667)		15,255
NET INCOME	$25,019	$22,448	$7,615		$47,750
PER SHARE
Basic earnings	$0.17	$0.15	$0.05		$0.31
Diluted earnings	$0.17	$0.15	$0.05		$0.31
Dividends paid in cash	$0.10	$0.07	$0.10	(a)	$0.12

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$33,569	$8,550	$25,019	$1,948	$(5,667)	$7,615

Unrealized holding losses arising during the period on investment securities	(51,009)	(17,853)	(33,156)	(63,939)	(22,379)	(41,560)
Less net gains on sales of investment securities realized in net income	22	8	14	47	16	31
Unrealized losses on investment securities	(51,031)	(17,861)	(33,170)	(63,986)	(22,395)	(41,591)

Pension adjustments	—	—	—	113	40	73
Other comprehensive income (loss)	(51,031)	(17,861)	(33,170)	(63,873)	(22,355)	(41,518)

Total comprehensive income (loss)	$(17,462)	$(9,311)	$(8,151)	$(61,925)	$(28,022)	$(33,903)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$29,386	$6,938	$22,448	$63,005	$15,255	$47,750

Unrealized holding gains arising during the period on investment securities	5,669	1,984	3,685	7,017	2,456	4,561
Less net losses on sales of investment securities realized in net income	(123)	(43)	(80)	(123)	(43)	(80)
Unrealized gains on investment securities	5,792	2,027	3,765	7,140	2,499	4,641

Pension adjustments	—	—	—	—	—	—
Other comprehensive income	5,792	2,027	3,765	7,140	2,499	4,641

Total comprehensive income	$35,178	$8,965	$26,213	$70,145	$17,754	$52,391

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)
	Common			Accumulated Other Comprehensive Income
	Shares	Value	Accumulated Deficit		Treasury Stock	Total
Balance at December 31, 2012	145,163,585	$1,387,644	$(185,680)	$24,329	$(65,001)	$1,161,292
Comprehensive income (loss):
Net income			7,615			7,615
Other comprehensive income (loss), net of taxes				(41,518)		(41,518)
Total comprehensive income (loss)						(33,903)

Cash dividends declared, common			(14,558)			(14,558)
Shares issued under share-based plans, net of excess tax benefits	445,360	(1,466)			4,393	2,927
Balance at June 30, 2013	145,608,945	$1,386,178	$(192,623)	$(17,189)	$(60,608)	$1,115,758

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,615	$47,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	4,000
Depreciation and amortization	7,049	7,038
Amortization of premiums and discounts on investment securities, net	1,759	1,767
(Gains) losses from sales of investment securities, net	(47)	123
Impairment of investment securities	—	154
Decrease in fair value of subordinated debentures	(2,111)	(835)
Bank owned life insurance policy income	(2,467)	(2,464)
Share-based compensation expense	1,633	2,044
Unconsolidated investment distributions, net	2,674	2,064
Loans originated for resale	(113,623)	(93,357)
Proceeds from sale of loans originated for resale	118,858	90,819
Gains on sale of loans, net	(3,193)	(2,153)
(Gains) losses on sale of other real estate owned, net	(168)	120
Gains on sale of buildings	(149)	—
Loss on debt extinguishment	64,888	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	73	480
Decrease in accrued interest payable	(2,204)	(3,352)
(Increase) decrease in other assets	(11,055)	7,037
Increase (decrease) in other liabilities	3,096	(4,940)
Net cash provided by operating activities	75,628	56,295
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	11,741	15,002
Proceeds from maturities and repayments of investment securities available-for-sale	235,240	179,621
Proceeds from sale of investment securities available-for-sale	3,092	850
Purchase of investment securities available-for-sale	(301,499)	(197,484)
Proceeds from sale of other securities	7,108	4,324
Proceeds from sale of loans previously held for investment	1,181	1,883
Net increase in loans	(33,343)	(35,686)
Purchases of premises and equipment	(3,092)	(5,064)
Proceeds from the sale of other real estate owned	1,584	1,332
Proceeds from sale of buildings	418	—
Net cash used in investing activities	(77,570)	(35,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	168,870	62,989
Net decrease in time deposits	(81,972)	(92,265)
Net (decrease) increase in customer repurchase agreements	(12,329)	9,411
Decrease in short-term borrowings	(100,000)	—
Decrease in repurchase agreements	(25,000)	—
Net decrease in FHLB advances and unamortized prepayment penalty	(115,799)	(80,154)
Repayment of subordinated debentures	(65,206)	—
Proceeds from shares issued, share-based plans	1,513	1,451
Excess tax benefit (expense) on share-based plans	63	(166)
Purchase of treasury stock	—	(18,602)
Cash dividends, common	(14,558)	(18,276)
Net cash (used in) provided by financing activities	(244,418)	(135,612)
Net (decrease) increase in cash and cash equivalents	(246,360)	(114,539)
Cash and cash equivalents at beginning of year	428,128	451,522
Cash and cash equivalents at end of period	$181,768	$336,983

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Six Months Ended
(dollars in thousands)	June 30,
	2013	2012
Interest	$22,023	$37,645
Income taxes	1,551	8,614

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share data)	June 30,		June 30,
	2013	2012	2013	2012
Income for EPS:
Net income	$25,019	$22,448	$7,615	$47,750
Calculation of shares:
Weighted average basic shares	145,580,155	151,732,402	145,488,073	151,915,974
Dilutive effect of share-based compensation	416,854	279,593	412,653	286,181
Weighted average fully diluted shares	145,997,009	152,011,995	145,900,726	152,202,155

Earnings per share:
Basic	$0.17	$0.15	$0.05	$0.31
Diluted	$0.17	$0.15	$0.05	$0.31

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	3,721,383	4,802,182	3,735,483	4,802,182
Exercise price
Low	$7.07	$7.07	$8.69	$7.07
High	$21.49	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

June 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$2	$—	$1,002
State and municipal bonds	238,832	9,960	(2,927)	245,865
Agency mortgage-backed securities/collateralized mortgage obligations	1,541,192	22,296	(31,540)	1,531,948
Non-agency collateralized mortgage obligations	6,200	102	(27)	6,275
Corporate securities and other	9,844	447	(608)	9,683
Marketable equity securities	3,583	1,475	—	5,058
Total	$1,800,651	$34,282	$(35,102)	$1,799,831

Held-to-Maturity
State and municipal bonds	$410,569	$17,773	$(450)	$427,892
Agency mortgage-backed securities/collateralized mortgage obligations	41,407	1,778	—	43,185
Non-agency collateralized mortgage obligations	299	2	—	301
Total	$452,275	$19,553	$(450)	$471,378

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$999	$24	$—	$1,023
State and municipal bonds	268,555	17,677	(912)	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,445,978	46,964	(1,577)	1,491,365
Non-agency collateralized mortgage obligations	8,952	165	(7)	9,110
Corporate securities and other	10,980	432	(729)	10,683
Marketable equity securities	3,583	1,141	(12)	4,712
Total	$1,739,047	$66,403	$(3,237)	$1,802,213

Held-to-Maturity
State and municipal bonds	$412,542	$32,309	$(68)	$444,783
Agency mortgage-backed securities/collateralized mortgage obligations	51,182	2,740	—	53,922
Non-agency collateralized mortgage obligations	442	2	—	444
Total	$464,166	$35,051	$(68)	$499,149

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Gains and losses from sales of investment securities are as follows:

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Gains	$22	$—	$47	$—
Losses	—	(123)	—	(123)
Net gains (losses) from sales of investment securities	$22	$(123)	$47	$(123)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, respectively.

June 30, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	93	$47,005	$(1,540)	$13,576	$(1,837)	$60,581	$(3,377)
Agency mortgage-backed securities/collateralized mortgage obligations	181	853,912	(31,540)	—	—	853,912	(31,540)
Non-agency collateralized mortgage obligations	3	791	(23)	104	(4)	895	(27)
Corporate securities and other	5	3,690	(45)	1,935	(563)	5,625	(608)
Total debt securities	282	905,398	(33,148)	15,615	(2,404)	921,013	(35,552)
Marketable equity securities (a)	1	50	—	—	—	50	—
Total	283	$905,448	$(33,148)	$15,615	$(2,404)	$921,063	$(35,552)

(a) The unrealized loss for the marketable equity security was less than one thousand dollars.

December 31, 2012

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	45	$18,592	$(157)	$13,482	$(823)	$32,074	$(980)
Agency mortgage-backed securities/collateralized mortgage obligations	25	141,252	(1,577)	—	—	141,252	(1,577)
Non-agency collateralized mortgage obligations	3	516	(3)	268	(4)	784	(7)
Corporate securities and other	6	1,983	(21)	2,816	(708)	4,799	(729)
Total debt securities	79	162,343	(1,758)	16,566	(1,535)	178,909	(3,293)
Marketable equity securities	1	577	(12)	—	—	577	(12)
Total	80	$162,920	$(1,770)	$16,566	$(1,535)	$179,486	$(3,305)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	June 30, 2013	December 31, 2012
Deposits	$839,810	$847,155
Repurchase agreements	654,412	694,587
Other	86,511	99,585
Total	$1,580,733	$1,641,327

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,285	$3,309	$—	$—
Due after one through five years	35,007	37,842	304	315
Due after five through ten years	119,618	125,854	85,979	89,147
Due after ten years	1,639,158	1,627,768	365,992	381,916
Marketable equity securities	3,583	5,058	—	—
Total	$1,800,651	$1,799,831	$452,275	$471,378

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and six months ended June 30, 2013. During the year ended December 31, 2012, the Company recorded $0.2 million of OTTI on an equity security in the second quarter.

As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

The majority of the investment portfolio is comprised of U.S. Government Agency securities (mortgage-backed and collateralized mortgage obligations) and state and municipal bonds. For the investment securities in an unrealized loss position, the Company has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

At June 30, 2013, gross unrealized losses totaled $35.6 million, and securities in an unrealized loss position for twelve months or longer totaled $2.4 million, of which $1.8 million is attributable to state and municipal bonds and $0.6 million attributable to corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $61.3 million and $68.4 million as of June 30, 2013 and December 31, 2012, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2013, the FHLB of Pittsburgh repurchased $7.1 million, net, of its capital stock from the Company at par/cost. During 2012 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  LOANS

The following table presents loan classifications:

June 30, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (a)	Total
Commercial and industrial	$2,327,948	$58,954	$107,201	$24,686	$2,518,789

CRE - permanent	859,390	10,053	44,508	5,129	919,080
CRE - construction	117,122	8,220	20,729	7,101	153,172
Commercial real estate	976,512	18,273	65,237	12,230	1,072,252

Residential mortgages	635,966	—	248	11,607	647,821
Home equity	745,357	—	175	4,973	750,505
All other consumer	251,352	560	5,766	1,962	259,640
Consumer	1,632,675	560	6,189	18,542	1,657,966

Loans	$4,937,135	$77,787	$178,627	$55,458	$5,249,007

Percent of loans	94.06%	1.48%	3.40%	1.06%	100.00%

December 31, 2012	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (a)	Total
Commercial and industrial	$2,282,734	$60,809	$126,195	$26,117	$2,495,855

CRE - permanent	836,212	19,469	46,208	5,871	907,760
CRE - construction	85,085	6,351	28,996	5,446	125,878
Commercial real estate	921,297	25,820	75,204	11,317	1,033,638

Residential mortgages	661,226	—	38	10,508	671,772
Home equity	749,459	—	666	4,261	754,386
All other consumer	262,174	1,740	5,282	1,705	270,901
Consumer	1,672,859	1,740	5,986	16,474	1,697,059

Loans	$4,876,890	$88,369	$207,385	$53,908	$5,226,552

Percent of loans	93.31%	1.69%	3.97%	1.03%	100.00%

(a) Includes restructured loans that are performing in accordance with their modified contractual terms of $9.1 million and $8.4 million at June 30, 2013 and December 31, 2012, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

June 30, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (b)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (a)	Total
Commercial and industrial	$6,142	$1,105	$320	$7,567	$2,488,199	$23,023	$2,518,789

CRE - permanent	319	1,729	—	2,048	911,903	5,129	919,080
CRE - construction	197	646	—	843	146,663	5,666	153,172
Commercial real estate	516	2,375	—	2,891	1,058,566	10,795	1,072,252

Residential mortgages	3,548	492	203	4,243	637,302	6,276	647,821
Home equity	2,867	751	314	3,932	742,234	4,339	750,505
All other consumer	2,165	528	1,186	3,879	253,845	1,916	259,640
Consumer	8,580	1,771	1,703	12,054	1,633,381	12,531	1,657,966

Loans	$15,238	$5,251	$2,023	$22,512	$5,180,146	$46,349	$5,249,007

Percent of loans	0.29%	0.10%	0.04%	0.43%		0.88%

December 31, 2012	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (b)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (a)	Total
Commercial and industrial	$4,026	$1,685	$32	$5,743	$2,465,459	$24,653	$2,495,855

CRE - permanent	1,333	330	3	1,666	903,110	2,984	907,760
CRE - construction	651	485	—	1,136	119,296	5,446	125,878
Commercial real estate	1,984	815	3	2,802	1,022,406	8,430	1,033,638

Residential mortgages	3,826	394	38	4,258	660,448	7,066	671,772
Home equity	3,705	1,818	666	6,189	744,505	3,692	754,386
All other consumer	3,054	714	1,288	5,056	264,140	1,705	270,901
Consumer	10,585	2,926	1,992	15,503	1,669,093	12,463	1,697,059

Loans	$16,595	$5,426	$2,027	$24,048	$5,156,958	$45,546	$5,226,552

Percent of loans	0.32%	0.10%	0.04%	0.46%		0.87%

(a) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(b) At June 30, 2013, non-accrual balances included troubled debt restructurings of $6.6 million commercial real estate, $19.8 million of commercial and industrial, and $3.0 million of consumer loans. At December 31, 2012, non-accrual balances included troubled debt restructurings of $5.0 million of commercial real estate loans, $20.6 million of commercial and industrial loans, and $0.2 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

June 30, 2013
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$47,399	$26,545	$22,318	$10,902	$107,164
Charge-offs	(2,435)	(707)	(2,172)	—	(5,314)
Recoveries	370	218	595	—	1,183
Provision	1,952	(1,585)	1,695	(562)	1,500
Ending balance	$47,286	$24,471	$22,436	$10,340	$104,533

Six Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(4,749)	(1,466)	(5,481)	—	(11,696)
Recoveries	815	377	1,082	—	2,274
Provision	5,069	(3,735)	3,734	(2,068)	3,000
Ending balance	$47,286	$24,471	$22,436	$10,340	$104,533
Allowance for loan losses:
Individually evaluated for impairment	$6,649	$693	$1,637	$—	$8,979
Collectively evaluated for impairment	40,637	23,778	20,799	10,340	95,554
Total allowance for loan losses	$47,286	$24,471	$22,436	$10,340	$104,533
Loans:
Individually evaluated for impairment	$29,272	$17,370	$18,586	$—	$65,228
Collectively evaluated for impairment	2,489,517	1,054,882	1,639,380	—	5,183,779
Loans	$2,518,789	$1,072,252	$1,657,966	$—	$5,249,007

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

June 30, 2012
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$54,887	$40,016	$18,433	$8,116	$121,452
Charge-offs	(5,443)	(928)	(1,536)	—	(7,907)
Recoveries	247	481	377	—	1,105
Provision	(160)	(4,352)	3,220	3,292	2,000
Ending balance	$49,531	$35,217	$20,494	$11,408	$116,650

Six Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(8,135)	(3,713)	(4,781)	—	(16,629)
Recoveries	1,014	660	965	—	2,639
Provision	837	(2,452)	4,650	965	4,000
Ending balance	$49,531	$35,217	$20,494	$11,408	$116,650
Allowance for loan losses:
Individually evaluated for impairment	$3,823	$1,307	$1,110	$—	$6,240
Collectively evaluated for impairment	45,708	33,910	19,384	11,408	110,410
Total allowance for loan losses	$49,531	$35,217	$20,494	$11,408	$116,650
Loans:
Individually evaluated for impairment	$33,984	$15,766	$11,679	$—	$61,429
Collectively evaluated for impairment	2,433,088	999,555	1,699,787	—	5,132,430
Loans	$2,467,072	$1,015,321	$1,711,466	$—	$5,193,859

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

June 30, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$15,346	$13,926	$29,272	$3,342	$32,614	$6,649	$26,450

CRE - permanent	1,507	8,762	10,269	6,238	16,507	644	9,650
CRE - construction	2,059	5,042	7,101	8,007	15,108	49	7,192
Commercial real estate	3,566	13,804	17,370	14,245	31,615	693	16,842

Residential mortgages	5,298	6,353	11,651	834	12,485	1,426	10,185
Home equity	619	4,354	4,973	794	5,767	211	4,827
All other consumer	—	1,962	1,962	61	2,023	—	1,755
Consumer	5,917	12,669	18,586	1,689	20,275	1,637	16,767

Total	$24,829	$40,399	$65,228	$19,276	$84,504	$8,979	$60,059

December 31, 2012	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$4,326	$21,791	$26,117	$3,700	$29,817	$1,644	$31,392

CRE - permanent	1,241	6,970	8,211	5,766	13,977	76	7,352
CRE - construction	809	4,637	5,446	10,230	15,676	330	9,008
Commercial real estate	2,050	11,607	13,657	15,996	29,653	406	16,360

Residential mortgages	3,413	7,095	10,508	922	11,430	880	8,111
Home equity	547	3,714	4,261	286	4,547	180	3,507
All other consumer	—	1,705	1,705	61	1,766	—	1,987
Consumer	3,960	12,514	16,474	1,269	17,743	1,060	13,605

Total	$10,336	$45,912	$56,248	$20,965	$77,213	$3,110	$61,357

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Additional impaired loan details are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Gross interest due on impaired loans	$969	$1,237	$1,939	$2,517
Interest received on impaired loans	(12)	(79)	(28)	(99)
Net impact of impaired loans on interest income	$957	$1,158	$1,911	$2,418

Average recorded investment in impaired loans	$62,492	$65,349	$60,059	$67,331

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$1,663	$1,464
CRE - permanent	—	2,887
CRE - construction	1,435	—
Residential mortgages	5,331	3,442
Home equity	634	569
Other	46	—
Total restructured loans	$9,109	$8,362

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  DEPOSITS

(dollars in thousands)	June 30, 2013		December 31, 2012
	Balance	Cost (a)	Balance	Cost (a)
NOW accounts	$1,545,659	0.14%	$1,472,985	0.14%
Money market accounts	1,654,442	0.29%	1,642,803	0.30%
Savings accounts	527,216	0.11%	493,386	0.11%
Time deposits less than $100	963,238	1.12%	1,017,925	1.21%
Time deposits $100 or greater	389,781	0.98%	417,065	1.08%
Total interest bearing deposits	5,080,336	0.45%	5,044,164	0.49%
Non-interest bearing deposits	942,127	—	891,401	—
Total deposits	$6,022,463	0.38%	$5,935,565	0.41%

(a) Cost represents interest incurred during the respective quarter.

At June 30, 2013, time deposits were scheduled to mature as follows:

(dollars in thousands)	2013	$497,567
	2014	510,671
	2015	142,043
	2016	99,833
	2017	73,921
	Thereafter	28,984
	Total	$1,353,019

6.  BORROWINGS

(dollars in thousands)	June 30, 2013		December 31, 2012
	Balance	Cost (a)	Balance	Cost (a)
Customer repurchase agreements	$547,736	0.35%	$560,065	0.37%
Repurchase agreements	50,000	3.92%	75,000	4.25%
Short-term borrowings	—	—	100,000	0.37%
Federal Home Loan Bank advances	414,142	1.59%	464,632	3.79%
Subordinated debentures accounted for at fair value	—	—	67,306	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.85%	77,321	2.88%
Total borrowings and other debt obligations	$1,089,199	1.19%	$1,344,324	2.44%

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

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At June 30, 2013, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	June 30, 2013	December 31, 2012
Unrealized (losses) gains on investment securities	$(533)	$41,058
Pension	(16,656)	(16,729)
Total accumulated other comprehensive income (loss)	$(17,189)	$24,329

9.   EQUITY

In lieu of a first quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share, or $15.0 million, in the fourth quarter of 2012, due to changes in tax laws for 2013. As a result, no payments for dividends were made during the first quarter of 2013.

On April 16, 2013, the Company announced a second quarter cash dividend of $0.10 per share, which was paid on May 17, 2013 to shareholders of record as of May 3, 2013.

Also on July 24, 2013, the Company announced a third quarter cash dividend of $0.10 per share, to be paid on August 16, 2013 to shareholders of record as of August 3, 2013.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table sets forth the financial instruments whose contract amounts represent credit risk:

	As of:
(dollars in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$1,708,344	$1,672,424
Commitments to fund mortgages	28,182	36,795
Commitments to sell mortgages to investors	40,471	51,125
Letters of credit	121,781	127,435

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

(dollars in thousands)
June 30, 2013	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	141	$457,710	$16,485	$3,859	4.57%	2.35%	6.08
Pay fixed - receive floating interest rate swaps	141	457,710	3,859	16,485	2.35%	4.57%	6.08
Net interest rate swaps		$915,420	$20,344	$20,344	3.46%	3.46%	6.08

December 31, 2012
Receive fixed - pay floating interest rate swaps	131	$424,863	$28,252	$—	4.67%	2.34%	6.36
Pay fixed - receive floating interest rate swaps	131	424,863	—	28,252	2.34%	4.67%	6.36
Net interest rate swaps		$849,726	$28,252	$28,252	3.51%	3.51%	6.36

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income. Because these amounts offset one another, there was no impact on other operating income for the three and six months ended June 30, 2013. Cash collateral pledged for swaps in a liability position was $12.8 million at June 30, 2013. Cash collateral held for swaps in an asset position was $0.3 million at June 30, 2013.

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Activity	June 30, 2013	June 30, 2013	June 30, 2013

Interest rate swaps	Increase to other assets/liabilities of $20.3 million.	No net effect on other operating income from offsetting $4.6 million change.	No net effect on other operating income from offsetting $7.9 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.4 million.	Decrease to mortgage banking income of $0.3 million.	Decrease to mortgage banking income of $0.4 million.
Forward sale commitments	Increase to other assets of $0.1 million.	Increase to mortgage banking income of $0.4 million.	Increase to mortgage banking income of $0.4 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Activity	December 31, 2012	June 30, 2012	June 30, 2012

Interest rate swaps	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $4.2 million change.	No net effect on other operating income from offsetting $3.3 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Increase to mortgage banking income of $1.0 million.	Increase to mortgage banking income of $0.2 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Decrease to mortgage banking income of $1.7 million.	Decrease to mortgage banking income of $0.4 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

Basis of Fair Value Measurement:

Level 1 - Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

•
Certain marketable equity securities which are not subject to ownership restrictions but are traded thinly on exchanges or over-the-counter. As a result, prices are not available on a consistent basis from published sources, and, therefore, additional quotations from brokers may be obtained. Additionally considered indications of pricing include subsequent financing rounds or pending transactions. The reported fair value is based upon the Company’s judgment with respect to the information it is able to reliably obtain.

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

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets to arrive at a fair value.  These characteristics classify interest rate swap agreements as Level 2 measurements.

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

Specifically, for asset/liability management purposes, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability, which was redeemed by the Company during the first quarter of 2013. Upon redemption, the Company recognized a gain of $2.1 million in non-interest income for the reversal of the cumulative change in fair value previously recognized in earnings. For the six months ended June 30, 2012, non-interest income included a gain of $0.8 million for the change in fair value. The fair value of the subordinated debenture was based on an unadjusted, quoted price of the traded asset (formerly Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,002	$—	$1,002	$—
State and municipal bonds	245,865	—	245,865	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,531,948	—	1,531,948	—
Non-agency collateralized mortgage obligations	6,275	—	6,275	—
Corporate securities and other	9,683	60	4,988	4,635
Marketable equity securities	5,058	4,010	—	1,048
Investment securities, available-for-sale	$1,799,831	$4,070	$1,790,078	$5,683

Interest rate swap agreements	$20,344	$—	$20,344	$—
Forward sale commitments	74	—	74	—

Liabilities
Interest rate locks	$367	$—	$367	$—
Interest rate swap agreements	20,344	—	20,344	—

December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,023	$—	$1,023	$—
State and municipal bonds	285,320	—	285,320	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	1,491,365	—
Non-agency collateralized mortgage obligations	9,110	—	9,110	—
Corporate securities and other	10,683	59	8,799	1,825
Marketable equity securities	4,712	3,711	—	1,001
Investment securities, available-for-sale	$1,802,213	$3,770	$1,795,617	$2,826

Interest rate locks	$12	$—	$12	$—
Interest rate swap agreements	28,252	—	28,252	—

Liabilities
Subordinated debentures	$67,306	$67,306	$—	$—
Forward sale commitments	362	—	362	—
Interest rate swap agreements	28,252	—	28,252	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the six months ended June 30, 2013:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2013	Gains/(losses)/ (impairment) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance June 30, 2013
Corporate securities and other	$59	$—	$1	$—	$—	$—	$—	$—	$60
Marketable equity securities	3,711	—	299	—	—	—	—	—	4,010
Total level 1	3,770	—	300	—	—	—	—	—	4,070

Level 2

U.S. Government agencies	1,023	—	(22)	—	—	—	1	—	1,002
State and municipal bonds	285,320	—	(9,732)	—	—	(31,648)	1,925	—	245,865
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	(54,631)	298,769	—	(200,019)	(3,536)	—	1,531,948
Non-agency collateralized mortgage obligations	9,110	—	(83)	—	—	(2,759)	7	—	6,275
Corporate securities and other	8,799	47	57	—	(3,092)	(814)	(9)	—	4,988
Total level 2	1,795,617	47	(64,411)	298,769	(3,092)	(235,240)	(1,612)	—	1,790,078

Level 3

Corporate securities and other	1,825	—	78	2,730	—	—	2	—	4,635
Marketable equity securities	1,001	—	47	—	—	—	—	—	1,048
Total level 3	2,826	—	125	2,730	—	—	2	—	5,683

Total available-for-sale securities	$1,802,213	$47	$(63,986)	$301,499	$(3,092)	$(235,240)	$(1,610)	$—	$1,799,831

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2013	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$12,289	$—	$12,289	$—
Impaired loans, net	56,249	—	—	56,249
OREO and other repossessed assets	1,899	—	—	1,899

December 31, 2012
Loans held-for-sale	$14,330	$—	$14,330	$—
Impaired loans, net	53,138	—	—	53,138
OREO and other repossessed assets	3,029	—	—	3,029

Fair value of loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  The Company did not record a lower of cost or estimated fair value adjustment on loans held-for-sale as of June 30, 2013 and December 31, 2012.

The recorded investment in impaired loans totaled $65.2 million with a specific reserve of $9.0 million at June 30, 2013, compared to $56.2 million with a specific reserve of $3.1 million at December 31, 2012. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.1 million and $0.3 million were included in the period-ending OREO and other repossessed assets balance at June 30, 2013 and December 31, 2012, respectively.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$181,768	$181,768	$428,128	$428,128
Investment securities available-for-sale	1,799,831	1,799,831	1,802,213	1,802,213
Investment securities held-to-maturity	452,275	471,378	464,166	499,149
Loans held-for-sale	12,289	12,582	14,330	14,680
Loans, net of allowance for loan losses	5,144,474	5,116,162	5,115,597	5,131,880
OREO and other repossessed assets	1,899	1,899	3,029	3,029
Interest rate locks	—	—	12	12
Forward sale commitments	74	74	—	—
Interest rate swap agreements	20,344	20,344	28,252	28,252

Liabilities
Non-interest bearing deposits	$942,127	$942,127	$891,401	$891,401
Interest bearing deposits, non-maturity	3,727,317	3,727,317	3,609,174	3,609,174
Deposits with stated maturities	1,353,019	1,360,305	1,434,990	1,445,706
Customer repurchase agreements	547,736	547,736	560,065	560,065
Repurchase agreements	50,000	52,437	75,000	78,593
Short-term borrowings	—	—	100,000	100,000
Federal Home Loan Bank advances	414,142	424,600	464,632	543,903
Subordinated debentures	77,321	77,321	144,627	144,627
Interest rate locks	367	367	—	—
Forward sale commitments	—	—	362	362
Interest rate swap agreements	20,344	20,344	28,252	28,252

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

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value was measured on an unadjusted, quoted price for the traded assets (formerly Nasdaq: “NPBCO”) and as such was classified within Level 1 of the fair value hierarchy. The fair value of this instrument was $67.3 million at December 31, 2012 and zero at June 30, 2013 due to its redemption on March 7, 2013. Subordinated debentures that have floating interest rates based upon LIBOR are callable at any time and, due to the call feature, the fair value is estimated to equal the par amount. These instruments are classified within Level 2 of the fair value hierarchy.

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

Net periodic benefit cost includes the following components:

	Six Months Ended
(dollars in thousands)	June 30,
	2013	2012
Service cost	$82	$63
Interest cost	1,117	1,148
Expected return on plan assets	(1,469)	(1,385)
Amortization of unrecognized net actuarial loss	316	278
Net periodic benefit cost	$46	$104

13.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the Long-Term Incentive Compensation Plan ("2005 Plan"), approved by shareholders in April 2005 and expiring November 30, 2014. Under the terms of the 2005 Plan, a total of 5.3 million shares of common stock have been made available for option, restricted stock, or other share-based awards. As of June 30, 2013, 1.4 million of these shares remain available for issuance.  The Company has 1.5 million awards expiring during the twelve months ending June 30, 2014.

As of June 30, 2013, there was approximately $1.7 million of total unrecognized compensation cost related to unvested stock options and approximately $5.3 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately four years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The table below summarizes activity related to share-based plans:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Share-based compensation expense	$822	$1,101	$1,633	$2,044
Proceeds from stock options exercised	69	34	467	393
Intrinsic value of options exercised	24	11	174	209

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,275,940	$40,645	$8,316,585
Total deposits	6,022,463	—	6,022,463
Net interest income (expense)	63,622	(368)	63,254
Total non-interest income	11,759	13,209	24,968
Total non-interest expense	43,803	9,350	53,153
Net income	24,546	473	25,019

	As of and for the Six Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$126,490	$(1,612)	$124,878
Total non-interest income	26,475	24,070	50,545
Total non-interest expense	151,545	18,930	170,475
Net income	5,878	1,737	7,615

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

	As of and for the Three Months Ended June 30, 2012
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,342,297	$53,567	$8,395,864
Total deposits	5,845,543	—	5,845,543
Net interest income (expense)	63,062	137	63,199
Total non-interest income	11,092	9,364	20,456
Total non-interest expense	43,127	9,142	52,269
Net income (loss)	23,597	(1,149)	22,448

	As of and for the Six Months Ended June 30, 2012
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$128,645	$(1,628)	$127,017
Total non-interest income	23,179	21,518	44,697
Total non-interest expense	86,252	18,457	104,709
Net income (loss)	48,264	(514)	47,750

15. GOODWILL

As of June 30, 2013, the carrying value of goodwill assigned to the "Community Banking" and "Other" reporting units was $235 million and $23 million, respectively. During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair value of its reporting units are less than their carrying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and six months ended June 30, 2013, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At June 30, 2013, National Penn Bank operated 120 retail branch offices, 119 located in Pennsylvania and one in Maryland.

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

Overview

	Three Months Ended				Six Months Ended
(dollars in thousands, except per share data)	June 30, 2013	March 31, 2013		June 30, 2012	June 30, 2013		June 30, 2012
EARNINGS
Total interest income	$72,101	$72,595		$79,896	$144,696		$161,310
Total interest expense	8,847	10,971		16,697	19,818		34,293
Net interest income	63,254	61,624		63,199	124,878		127,017
Provision for loan losses	1,500	1,500		2,000	3,000		4,000
Net interest income after provision for loan losses	61,754	60,124		61,199	121,878		123,017
Net gains (losses) from fair value changes of subordinated debentures	—	2,111		(810)	2,111		835
Net gains (losses) on investment securities	22	25		(277)	47		(277)
Other non-interest income	24,946	23,441		21,543	48,387		44,139
Loss on debt extinguishment	—	64,888		—	64,888		—
Other non-interest expense	53,153	52,434		52,269	105,587		104,709
Income (loss) before income taxes	33,569	(31,621)		29,386	1,948		63,005
Income tax expense (benefit)	8,550	(14,217)		6,938	(5,667)		15,255
Net income (loss)	$25,019	$(17,404)		$22,448	$7,615		$47,750

Basic earnings per share	$0.17	$(0.12)		$0.15	$0.05		$0.31
Diluted earnings per share	0.17	(0.12)		0.15	0.05		0.31
Dividends per share	0.10	—	(b)	0.07	0.10	(b)	0.12

Net interest margin	3.53%	3.49%		3.48%	3.51%		3.52%
Efficiency ratio (a)	57.43%	58.61%		58.42%	58.01%		57.94%
Return on average assets	1.21%	NM		1.07%	0.18%		1.14%
Adjusted return on average assets (a)	1.21%	1.14%		1.09%	1.17%		1.13%

Asset Quality Metrics
Allowance / total loans	1.99%	2.04%		2.24%
Non-performing loans / total loans	1.05%	1.02%		1.13%
Delinquent loans / total loans	0.43%	0.46%		0.46%
Allowance / non-performing loans	189%	199%		198%
Annualized net charge-offs / average loans	0.32%	0.41%		0.53%	0.36%		0.54%

(a) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.
(b) In lieu of a first quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the fourth quarter of 2012.
"NM" - Denotes a value displayed is not meaningful.

•
For the six months ended June 30, 2013, the Company recorded net income of $7.6 million, or $0.05 per diluted share, compared to net income of $47.8 million, or $0.31 per diluted share, in the comparable prior year period. The decrease in net income resulted from a first quarter $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain because these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes.

•
Net interest income totaled $125 million for the six months ended June 30, 2013 compared to $127 million for the six months ended June 30, 2012. The Company's previously discussed interest rate management initiatives have allowed for a consistent net interest margin of 3.51% for the six months ended June 30, 2013 on $7.7 billion of average earning assets, compared to the net interest margin of 3.52% for the six months ended June 30, 2012, on $7.8 billion of average earning assets.

•
The Company continues to experience improvements in asset quality. Classified loans declined by 22.4% since June 30, 2012, and non-performing loans declined to 1.05% of total loans at June 30, 2013, compared to 1.13% at June 30, 2012. The sustained improvement in asset quality resulted in a $1.0 million decrease to the provision for loan losses (“provision”) which totaled $3.0 million for the six months ended June 30, 2013, compared to $4.0 million for the six months ended June 30, 2012.

•
Other non-interest income increased by $4.2 million over the prior year period and totaled $48.4 million for the six months ended June 30, 2013. The results of the wealth management and mortgage banking operations combined to contribute $2.8 million to the increase.

•
Non-interest expense, excluding the first quarter loss on debt extinguishment of $64.9 million, continued to be well controlled at $106 million for the six months ended June 30, 2013, which is less than a 1%, or $0.9 million, increase compared to the six months ended June 30, 2012. The efficiency ratio(a) was stable at 58.01% for the six months ended June 30, 2013, as the Company continued to effectively manage expense levels.

Adjusted net income and returns(a) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(a).

	Three Months Ended
(dollars in thousands, except per share data)	June 30, 2013	March 31, 2013	June 30, 2012
Adjusted net income reconciliation
Net income (loss)	$25,019	$(17,404)	$22,448
After tax unrealized fair value (gain) loss on subordinated debentures	—	(1,372)	527
After tax loss on debt extinguishment	—	42,177	—
Adjusted net income	$25,019	$23,401	$22,975

Earnings per share
Net income (loss)	$0.17	$(0.12)	$0.15
After tax unrealized fair value gain on subordinated debentures	—	(0.01)	—
After tax loss on debt extinguishment	—	0.29	—
Adjusted net income	$0.17	$0.16	$0.15

Average assets	$8,326,499	$8,298,815	$8,473,164
Adjusted return on average assets	1.21%	1.14%	1.09%

(a) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Adjusted net income was $25.0 million, or $0.17 per diluted share, for the second quarter of 2013 compared to $23.4 million, or $0.16 per diluted share, for the first quarter of 2013 and $23.0 million, or $0.15 per diluted share, for the second quarter of 2012. Adjusted ROAA was 1.21% for the second quarter of 2013 compared to 1.09% for the second quarter of 2012. Adjusted net income excluded the effects of the changes in the fair value of the Company’s subordinated debentures and the loss on debt extinguishment from the first quarter of 2013, as discussed above. Adjusted net income benefited from the previously discussed improvement in other non-interest income, reduction in the provision for loan losses due to asset quality improvements and well-controlled expense levels.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	June 30, 2013	March 31, 2013	December 31, 2012
Total cash and cash equivalents	$181,768	$180,612	$428,128
Investment securities and other securities	2,313,358	2,333,548	2,334,739
Total loans	5,261,296	5,249,773	5,240,882
Total assets	8,316,585	8,323,777	8,529,522
Deposits	6,022,463	6,184,060	5,935,565
Borrowings	1,089,199	922,092	1,344,324
Shareholders' equity	1,115,758	1,136,798	1,161,292
Tangible book value per common share (a)	$5.83	$5.97	$6.15
Tangible common equity / tangible assets (a)	10.55%	10.79%	10.80%

(a) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

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

Federal Reserve economic data suggests the following trends:

•	Contacts in the Third District have reported a continued modest pace of growth, in particular, in the sectors of general services, staffing, tourism and commercial real estate leasing.

•	Auto sales accelerated to a strong rate of growth and residential real estate reported moderate demand.

•	General price levels, as well as wages and home prices, continue to grow at a moderate pace.

•
The overall outlook for modest growth continues. While some uncertainty remains, contacts among the Third District are more comfortable investing when necessary to replace or upgrade aging equipment and to meet growing demand.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	June 30, 2013	December 31, 2012	Increase/(decrease)
Commercial and industrial	$2,518,789	$2,495,855	$22,934	0.9%

CRE - permanent	919,080	907,760	11,320	1.2%
CRE - construction	153,172	125,878	27,294	21.7%
Commercial real estate	1,072,252	1,033,638	38,614	3.7%
Commercial	3,591,041	3,529,493	61,548	1.7%

Residential mortgages	647,821	671,772	(23,951)	(3.6)%
Home equity	750,505	754,386	(3,881)	(0.5)%
All other consumer	259,640	270,901	(11,261)	(4.2)%
Consumer	1,657,966	1,697,059	(39,093)	(2.3)%

Loans	$5,249,007	$5,226,552	$22,455	0.4%

Allowance for loan losses	104,533	110,955	(6,422)	(5.8)%

Loans, net	$5,144,474	$5,115,597	$28,877	0.6%

Loans held-for-sale	$12,289	$14,330	$(2,041)	(14.2)%

Net loans increased by $28.9 million, or 0.6%, to $5.1 billion at June 30, 2013 from December 31, 2012. Loans to commercial real estate customers resulted in a $38.6 million increase to this portfolio during the six months ended June 30, 2013, and emphasis on loans to commercial and industrial customers led to $22.9 million of portfolio growth from December 31, 2012 while the commercial real estate - construction portfolio increased to a more consistent level of $153 million at June 30, 2013. Commercial loan growth of $61.5 million was offset by repayments of consumer loans and sales of residential mortgage loan production in the secondary market, which totaled $39.1 million during the same period. Additionally, classified loans decreased $27.2 million, or 10.4%, since December 31, 2012. Continued stable asset quality metrics combined with the continued improvement in the level of classified loans resulted in a decrease to the allowance for loan losses, which totaled $105 million at June 30, 2013. Net charge-offs totaled $9.4 million, and the provision was $3.0 million during the six months ended June 30, 2013.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Non-performing loans	$55,458	$53,760	$53,908
Non-performing loans to total loans	1.05%	1.02%	1.03%
Delinquent loans	$22,512	$24,110	$24,048
Delinquent loans to total loans	0.43%	0.46%	0.46%
Classified loans (a)	$234,085	$242,560	$261,293
Classified loans to total loans	4.45%	4.62%	4.99%
Tier 1 capital and allowance	$1,029,455	$1,034,561	$1,093,103
Classified loans to Tier 1 capital and allowance	22.74%	23.45%	23.90%
Total loans	$5,261,296	$5,249,773	$5,240,882

(a) Includes non-performing loans

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Non-accrual commercial and industrial	$23,023	$23,323	$24,653

Non-accrual CRE-permanent	5,129	5,489	2,984
Non-accrual CRE-construction	5,666	6,067	5,446
Total non-accrual commercial real estate	10,795	11,556	8,430

Non-accrual residential mortgages	6,276	5,608	7,066
Non-accrual home equity	4,339	4,364	3,692
All other non-accrual consumer	1,916	1,595	1,705
Total non-accrual consumer	12,531	11,567	12,463

Total non-accrual loans	46,349	46,446	45,546

Restructured loans (a)	9,109	7,314	8,362
Total non-performing loans	55,458	53,760	53,908

Other real estate owned and repossessed assets	1,899	2,729	3,029
Total non-performing assets	57,357	56,489	56,937

Loans 90+ days past due & still accruing	2,023	2,324	2,027
Total non-performing assets and loans 90+ days past due	$59,380	$58,813	$58,964

Total loans	$5,261,296	$5,249,773	$5,240,882
Average total loans	5,244,930	5,223,015	5,206,227
Allowance for loan losses	104,533	107,164	110,955

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	176%	182%	188%
Non-performing loans	189%	199%	206%
Total loans	1.99%	2.04%	2.12%
(a) Restructured loans at June 30, 2013, included $3.1 million of commercial loans and $6.0 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Total non-accrual loans	$46,349	$46,446	$45,546
Non-accrual loans with partial charge-offs	16,435	19,258	18,221
Life-to-date partial charge-offs on non-accrual loans	19,276	21,302	20,965
Charge-off rate of non-accrual loans	54.0%	52.5%	53.5%
Specific reserves on non-accrual loans	7,046	5,108	1,264

At June 30, 2013, the Company’s non-accrual loans totaled $46.3 million and included $16.4 million of non-accrual loans which have been partially charged-off by 54.0%, or $19.3 million. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 1.05% of total loans at June 30, 2013. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $65.2 million at June 30, 2013, and had a specific reserve in the allowance of $9.0 million related to $24.8 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commercial and industrial	$2,065	$1,869	$5,196	$3,934	$7,121

CRE - permanent	396	282	595	678	2,528
CRE - construction	93	318	(148)	411	525
Commercial real estate	489	600	447	1,089	3,053

Residential mortgages	522	1,333	328	1,855	888
Home equity	903	747	404	1,650	2,259
All other consumer	152	742	427	894	669
Consumer	1,577	2,822	1,159	4,399	3,816

Net loans charged-off	$4,131	$5,291	$6,802	$9,422	$13,990

Net charge-offs (annualized) to:
Total loans	0.31%	0.41%	0.53%	0.36%	0.54%
Average total loans	0.32%	0.41%	0.53%	0.36%	0.54%

Net loan charge-offs totaled $9.4 million for the six months ended June 30, 2013, a $4.6 million, or 32.7%, decrease compared to the prior year-to-date period. The linked quarter decrease in net loan charge-offs was $1.2 million, or 21.9%. The trend and level of net charge-offs is consistent with the Company's steady credit quality improvement. Annualized net charge-offs as a percentage of average total loans totaled 0.32% for the second quarter of 2013 compared to 0.53% for the same period of 2012 and 0.41% for the linked quarter.

Changes in the allowance for loan losses by loan portfolio:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$107,164	$121,452	$110,955	$126,640
Charge-offs:
Commercial and industrial	2,435	5,443	4,749	8,135
Commercial real estate	707	928	1,466	3,713
Consumer	2,172	1,536	5,481	4,781
Total charge-offs	5,314	7,907	11,696	16,629

Recoveries:
Commercial and industrial	370	247	815	1,014
Commercial real estate	218	481	377	660
Consumer	595	377	1,082	965
Total recoveries	1,183	1,105	2,274	2,639
Net charge-offs	4,131	6,802	9,422	13,990
Provision charged to expense	1,500	2,000	3,000	4,000
Balance at end of period	$104,533	$116,650	$104,533	$116,650

The following table presents the components of the allowance:

(dollars in thousands)	June 30, 2013	December 31, 2012
Specific reserves	$8,979	$3,110
Allocated reserves	85,214	95,437
Unallocated reserves	10,340	12,408
Total allowance for loan losses	$104,533	$110,955

The allowance decreased to $105 million at June 30, 2013 and represented 1.99% of total loans and 189% of non-performing loans, compared to $111 million at December 31, 2012, or 2.12% of total loans and 206% of non-performing loans. The decrease of the allowance during the quarter was due primarily to the continued reduction in classified loans and sustained strong asset quality metrics. These improvements resulted in a provision of $3.0 million for the six months ended June 30, 2013, a decrease of $1.0 million compared to the six months ended June 30, 2012.

Liabilities

Liabilities totaled $7.2 billion at June 30, 2013, a decrease of $167 million, or 2.27%, from $7.4 billion at December 31, 2012. The decrease was primarily due to a reduction in short-term borrowings of $100 million, the redemption of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II with a par value of $65.2 million, and $25 million of maturing repurchase agreements.

During the first quarter of 2013, as part of asset/liability management and capital planning initiatives, the Company repaid $400 million of previously restructured, higher-cost FHLB advances and redeemed all of its 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The Company utilized $125 million of repurchase agreements and $225 million of brokered deposits to replace these funding sources during the first quarter. During the second quarter, these instruments were replaced with approximately $300 million of short-term FHLB advances with a rate of 0.23%. The short-term FHLB advances mature in the third quarter of 2013 and are expected to be replaced as they mature for the foreseeable future.

Total deposits, the Company’s primary source of funding, increased $86.9 million during the first six months of 2013. The total change in deposits consists of an increase in non-time deposits of $169 million, or 3.75%, offset by a decline in time deposits of $82.0 million, or 5.71%. These changes are a result of the Company’s continued efforts to improve deposit mix. During the quarter, the cost of deposits improved to 0.38%, compared to 0.41% at December 31, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012	Increase/(decrease)
Non-interest bearing deposits	$942,127	$891,401	$50,726	5.7%
NOW accounts	1,545,659	1,472,985	72,674	4.9%
Money market accounts	1,654,442	1,642,803	11,639	0.7%
Savings accounts	527,216	493,386	33,830	6.9%
Time deposits less than $100	963,238	1,017,925	(54,687)	(5.4)%
Time deposits $100 or greater	389,781	417,065	(27,284)	(6.5)%
Total deposits	$6,022,463	$5,935,565	$86,898	1.5%

Non-time deposits / total deposits	78%	76%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2013, a decrease of $45.5 million from December 31, 2012. Significant activity during the six months ended June 30, 2013 included:

•	Net income of $7.6 million,

•	Cash dividends paid to common shareholders of $14.6 million,

•	Other comprehensive loss of $41.5 million, attributable to rising long-term interest rates which negatively impacted the fair value of the available-for-sale investment portfolio, and

•	Shares issued under share-based plans, net of taxes, of $2.9 million.

Results of operations for the six months ended June 30, 2013 and June 30, 2012

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the six months ended June 30, 2013 as compared to the same period in 2012.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$107,242	$116	0.22%	$306,537	$336	0.22%

U.S. Government agencies	1,014	23	4.57%	3,061	33	2.17%
Mortgage-backed securities/collateralized mortgage obligations	1,572,112	17,680	2.27%	1,491,828	20,310	2.74%
State and municipal*	678,614	22,222	6.60%	739,631	24,219	6.58%
Other bonds and securities	78,196	1,276	3.29%	84,231	1,307	3.12%
Total investments	2,329,936	41,201	3.57%	2,318,751	45,869	3.98%

Commercial loans*	3,553,869	75,685	4.29%	3,457,129	84,062	4.89%
Installment loans	1,011,317	20,633	4.11%	1,020,778	22,275	4.39%
Mortgage loans	668,847	15,808	4.77%	710,105	18,325	5.19%
Total loans	5,234,033	112,126	4.32%	5,188,012	124,662	4.83%
Total earning assets	7,671,211	153,443	4.03%	7,813,300	170,867	4.40%
Allowance for loan losses	(109,676)			(125,277)
Non-interest earning assets	751,199			747,249
Total assets	$8,312,734			$8,435,272

Interest Bearing Liabilities:
Interest bearing deposits	$5,139,555	$11,745	0.46%	$4,967,063	$14,173	0.57%
Customer repurchase agreements	535,579	958	0.36%	524,859	1,095	0.42%
Repurchase agreements	99,397	1,342	2.72%	85,000	1,830	4.33%
Short-term borrowings	18,939	41	0.44%	—	—	—%
Federal Home Loan Bank advances	306,233	3,717	2.45%	595,854	13,468	4.55%
Subordinated debentures	101,131	2,015	4.02%	144,479	3,727	5.19%
Total interest bearing liabilities	6,200,834	19,818	0.64%	6,317,255	34,293	1.09%
Non-interest bearing deposits	895,107			872,234
Other non-interest bearing liabilities	76,563			49,712
Total liabilities	7,172,504			7,239,201
Equity	1,140,230			1,196,071
Total liabilities and equity	$8,312,734			$8,435,272
NET INTEREST INCOME/MARGIN (FTE)		133,625	3.51%		136,574	3.52%
Tax equivalent interest		8,747			9,557
Net interest income		$124,878			$127,017
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

(dollars in thousands)	Six Months Ended June 30, 2013 compared to 2012
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(216)	$(4)	$(220)

U.S. Government agencies	(31)	21	(10)
Mortgage-backed securities/collateralized mortgage obligations	1,048	(3,678)	(2,630)
State and municipal	(1,998)	1	(1,997)
Other bonds and securities	(96)	65	(31)
Total investments	(1,077)	(3,591)	(4,668)

Commercial loans	2,299	(10,676)	(8,377)
Installment loans	(205)	(1,437)	(1,642)
Mortgage loans	(1,028)	(1,489)	(2,517)
Total loans	1,066	(13,602)	(12,536)
Total interest income	(227)	(17,197)	(17,424)

Interest expense:
Interest bearing deposits	478	(2,906)	(2,428)

Customer repurchase agreements	22	(159)	(137)
Repurchase agreements	274	(762)	(488)
Short-term borrowings	41	—	41
Federal Home Loan Bank advances	(4,994)	(4,757)	(9,751)
Subordinated debentures	(974)	(738)	(1,712)
Total borrowed funds	(5,631)	(6,416)	(12,047)
Total interest expense	(5,153)	(9,322)	(14,475)
Increase (decrease) in net interest income (FTE)	$4,926	$(7,875)	$(2,949)

Short-term interest rates remain at historically low levels and continued to impact loan yields. However, the ten year Treasury yield increased 65 basis points during the second quarter to 2.49% at June 30, 2013. Additionally, economic conditions continue to constrain opportunities for significant loan growth. The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.51% for the six months ended June 30, 2013, as compared to 3.52% for the prior year period. Net interest income declined by $2.1 million, or 1.7%, to $125 million for the six months ended June 30, 2013, compared to the prior year period. The following initiatives were employed to mitigate the 10.3%, or $16.6 million ($17.4 million on a FTE basis), decrease to interest income for the six months ended June 30, 2013:

•
Interest expense on FHLB advances decreased $9.8 million due to the termination of $400 million of FHLB advances on February 8, 2013, which were previously restructured during the third quarter of 2012.

•
On March 7, 2013, the Company redeemed all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The redemption contributed to the $1.7 million decrease in interest expense on subordinated debentures.

•
Deposit pricing initiatives resulted in a 10 basis point reduction to the cost of deposits for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, as the Company's average deposit rate declined to 0.39%. The decline in deposit cost reduced interest expense by $2.4 million for the comparative period, but was offset by an increase in expense as wholesale deposits were utilized, in part, to replace higher-cost funding instruments (FHLB advances and subordinated debentures).

Provision for Loan Losses

Provision for the six months ended June 30, 2013 was $3.0 million, compared to $4.0 million for the same period in 2012. A $4.6 million reduction to net charge-offs for the six months ended June 30, 2013, combined with a continued decline of classified loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $105 million at June 30, 2013. The allowance as a percentage of non-performing loans decreased to 189% at June 30, 2013 from 199% at March 31, 2013 and 198% at June 30, 2012. The allowance amounted to 1.99% of total loans at June 30, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses”.

Non-Interest Income

	Six Months Ended
(dollars in thousands)	June 30,
	2013	2012	Increase/(decrease)
Wealth management	$13,817	$12,166	$1,651	13.6%
Service charges on deposit accounts	7,513	7,576	(63)	(0.8)%
Insurance commissions and fees	6,593	6,507	86	1.3%
Cash management and electronic banking fees	9,272	9,127	145	1.6%
Mortgage banking	3,977	2,846	1,131	39.7%
Bank owned life insurance	2,467	2,464	3	0.1%
Earnings (losses) of unconsolidated investments	(8)	34	(42)	NM
Other operating income	4,756	3,419	1,337	39.1%
Net gains (losses) from fair value changes of subordinated debentures	2,111	835	1,276	152.8%
Net gains (losses) on sales of investment securities	47	(123)	170	NM
Impairment related losses on investment securities	—	(154)	154	NM
Total non-interest income	$50,545	$44,697	$5,848	13.1%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the six months ended June 30, 2013 and 2012 totaled $50.5 million and $44.7 million, respectively, and its components changed primarily due to the following items:

Increases:

•
Wealth management income increased $1.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to improvement in both the asset management and the brokerage portion of the Company's wealth management division.

•	The income derived from the Company’s mortgage banking operations increased $1.1 million for the six months ended June 30, 2013 compared to the prior year period as mortgage activity increased.

•
Other operating income increased to $4.8 million for the six months ended June 30, 2013 compared to $3.4 million for the six months ended June 30, 2012. The increase was due primarily to increased customer interest rate swap activity and a decline in valuation adjustments on OREO properties.

•
The six months ended June 30, 2013 included a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO") compared to a $0.8 million gain recognized in the prior year period for the change in fair value.

Non-Interest Expense

	Six Months Ended
(dollars in thousands)	June 30,
	2013	2012	Increase/(decrease)
Salaries, wages and employee benefits	$62,120	$62,615	$(495)	(0.8)%
Premises and equipment	15,002	14,202	800	5.6%
FDIC insurance	2,707	2,475	232	9.4%
Other operating expenses	25,758	25,417	341	1.3%
Loss on debt extinguishment	64,888	—	64,888	NM
Total non-interest expense	$170,475	$104,709	$65,766	NM

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (a)
	Six Months Ended
	June 30,
Efficiency ratio calculation	2013	2012
Non-interest expense	$170,475	$104,709
Less:
Loss on debt extinguishment	64,888	—
Operating expenses	$105,587	$104,709

Net interest income (taxable equivalent)	$133,625	$136,574

Non-interest income	50,545	44,697
Less:
Net gains (losses) from fair value changes of subordinated debentures	2,111	835
Net gains (losses) on investment securities	47	(277)
Adjusted revenue	$182,012	$180,713

Efficiency ratio	58.01%	57.94%

(a) Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Non-interest expense, inclusive of a loss on debt extinguishment of $64.9 million, totaled $170 million for the six months ended June 30, 2013, compared to $105 million for the prior year period. The loss on debt extinguishment during the first quarter of 2013 is related to the repayment of $400 million of FHLB advances. Excluding the loss on debt extinguishment, continued focus on expense controls resulted in stable operating expenses(a) of $106 million, as demonstrated by a 2013 year-to-date efficiency ratio(a) of 58.01%, consistent with the prior year period. Year-to-date 2013 operating expenses increased less than 1% when compared to the six months ended June 30, 2012.

Income Tax Expense

Income tax benefit for the six months ended June 30, 2013 was $5.7 million compared to an expense of $15.3 million for the six months ended June 30, 2012. The benefit resulted from the first quarter pre-tax loss on debt extinguishment of $64.9 million. Thus, the effective tax rate was not meaningful for the six months ended June 30, 2013, compared to 24.2% for the prior year period. The Company’s net deferred tax asset increased to $71.4 million at June 30, 2013, primarily from the impact of rising long-term interest rates which negatively impacted the fair value of the available-for-sale investment portfolio.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2013:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,353,019	$831,786	$369,111	$151,486	$636
Repurchase agreements	50,000	—	50,000	—	—
Federal Home Loan Bank advances	414,142	334,608	24,000	52,931	2,603
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	64,497	7,466	12,977	10,090	33,964
Total	$1,958,979	$1,173,860	$456,088	$214,507	$114,524

The Company does not presently have any commitments for significant capital expenditures. The table above includes lease obligations related to the Company's corporate relocation plan, announced in October 2012.

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

As measured using the consolidated statement of cash flows, the Company deployed $246 million of cash and cash equivalents during the six month period ended June 30, 2013, compared to deploying $115 million of net cash for the six months ended June 30, 2012. Operating activities generated $75.6 million of net cash for the six months ended June 30, 2013 compared to $56.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, cash was deployed in the following ways:

Investing activities

•	$301 million of investment security purchases

•	$33.3 million net increase in loans

Financing activities

•	$116 million net decrease of FHLB advances

•	$100 million decrease in short-term borrowings

•	$82.0 million decrease in time deposits

•	$65.2 million decrease in subordinated debentures as the result of the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II

During the six months ended June 30, 2013, cash was generated from the following additional sources:

Investing activities

•	$247 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$169 million increase in transaction and savings accounts

Capital

At June 30, 2013, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
National Penn	11.56%	12.16%	15.51%	16.54%	16.77%	17.80%
National Penn Bank	9.99%	10.02%	13.41%	13.83%	14.67%	15.09%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company executed two strategic initiatives (redemption of $65.2 million of subordinated debentures and repayment of $400 million of FHLB advances) during the first quarter of 2013 for asset/liability, interest rate risk, and capital management purposes. The changes in the Company's capital from December 31, 2012 to June 30, 2013 fully reflect the effect of these initiatives.

In July 2013, the Basel III capital rules were finalized. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, at June 30, 2013 is not expected to be material.

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2013:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,708,344	$669,796	$303,865	$96,504	$638,179
Letters of credit	121,781	100,998	20,707	76	—
Total	$1,830,125	$770,794	$324,572	$96,580	$638,179

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at June 30, 2013.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months based upon the Company's internal modeling:

	Change in Net Interest Income
Change in Interest Rates	June 30,
(in basis points)	2013	2012
+300	2%	7%
+200	1%	5%
+100	0%	3%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% and 5% based upon net interest income for the twelve months ended June 30, 2013 and 2012, respectively.

Changes between periods in the table above reflect the Company's asset/liability management initiatives executed during the third quarter of 2012 and the first quarter of 2013, namely the restructuring and subsequent repayment of $400 million of FHLB advances and the redemption of $65.2 million of fixed rate subordinated debentures, refer to Footnote 6 to the consolidated financial statements for additional details. As measured by the net interest income analysis, the Company continues to have an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company would benefit over the next twelve months.

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

As of June 30, 2013, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

On July 2, 2013, the Federal Reserve Board unanimously approved its final rule implementing Basel III. The rule was subsequently approved as a final rule by the Office of the Comptroller of the Currency on July 9, 2013 and requires banking organizations, such as National Penn, to calculate their risk-weighted assets under the final rule's standardized approach. The rule will be effective January 1, 2015, with some additional transition periods, and requires compliance with the revised definitions of regulatory capital, revised minimum capital ratios, and revised regulatory capital adjustments and deductions, among other issues. National Penn is also subject to changes in accounting rules and interpretations.

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

At June 30, 2013, $3.6 billion, or 68.3%, of our loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

National Penn's investment portfolio includes approximately $35 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of June 30, 2013. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. If the Home Loan Bank experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At June 30, 2013, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of June 30, 2013, National Penn had a deferred tax asset of approximately $71.4 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 146 million shares were outstanding as of June 30, 2013, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of June 30, 2013, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In lieu of a first quarter 2013 cash dividend, the Board of Directors approved an additional cash dividend of $0.10 per share, which was declared and paid in December 2012. In July 2013, the Board of Directors approved a third quarter 2013 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by National Penn of its common stock at any time during the quarter ended June 30, 2013.

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 7, 2013	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	August 7, 2013	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer