Form 10-Q
period 2013-09-30
NATIONAL PENN BANCSHARES INC
filed 2013-11-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, no stated par value	145,738,620 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
(dollars in thousands)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$137,795	$145,688
Interest-earning deposits with banks	78,895	282,440
Total cash and cash equivalents	216,690	428,128

Investment securities available-for-sale, at fair value	1,875,676	1,802,213
Investment securities held-to-maturity
(Fair value $462,031 and $499,149 for 2013 and 2012, respectively)	444,898	464,166
Other securities	44,107	68,360
Loans held-for-sale	2,752	14,330
Loans, net of allowance for loan losses of $100,763 and $110,955 for 2013 and 2012, respectively	5,179,176	5,115,597
Premises and equipment, net	93,871	96,334
Accrued interest receivable	27,831	28,526
Bank owned life insurance	146,906	143,242
Other real estate owned and other repossessed assets	1,569	3,029
Goodwill	258,279	258,279
Other intangible assets, net	7,656	10,614
Unconsolidated investments	9,177	11,347
Other assets	116,035	85,357
TOTAL ASSETS	$8,424,623	$8,529,522

LIABILITIES
Non-interest bearing deposits	$1,026,546	$891,401
Interest bearing deposits	5,408,910	5,044,164
Total deposits	6,435,456	5,935,565

Customer repurchase agreements	521,779	560,065
Repurchase agreements	50,000	75,000
Short-term borrowings	—	100,000
Federal Home Loan Bank advances	112,406	464,632
Subordinated debentures	77,321	144,627
Accrued interest payable and other liabilities	96,383	88,341
TOTAL LIABILITIES	7,293,345	7,368,230

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: September 30, 2013 - 152,316,674; December 31, 2012 - 152,375,522	1,387,052	1,387,644
Accumulated deficit	(182,628)	(185,680)
Accumulated other comprehensive (loss) income	(13,504)	24,329
Treasury stock: September 30, 2013 - 6,593,398 shares; December 31, 2012 - 7,211,937 shares	(59,642)	(65,001)
TOTAL SHAREHOLDERS' EQUITY	1,131,278	1,161,292
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,424,623	$8,529,522

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013		2012
INTEREST INCOME
Loans, including fees	$54,577	$60,269	$165,558		$183,676
Investment securities
Taxable	10,105	10,525	29,585		32,675
Tax-exempt	6,768	7,402	20,887		22,819
Deposits with banks	48	148	164		484
Total interest income	71,498	78,344	216,194		239,654
INTEREST EXPENSE
Deposits	5,468	6,472	17,213		20,645
Customer repurchase agreements	440	511	1,398		1,606
Repurchase agreements	614	843	1,956		2,673
Short-term borrowings	—	—	41		—
Federal Home Loan Bank advances	1,325	5,105	5,042		18,573
Subordinated debentures	539	1,859	2,554		5,586
Total interest expense	8,386	14,790	28,204		49,083
Net interest income	63,112	63,554	187,990		190,571
Provision for loan losses	1,250	2,000	4,250		6,000
Net interest income after provision for loan losses	61,862	61,554	183,740		184,571
NON-INTEREST INCOME
Wealth management	6,883	6,239	20,700		18,405
Service charges on deposit accounts	3,894	4,147	11,407		11,723
Insurance commissions and fees	3,071	3,238	9,664		9,745
Cash management and electronic banking fees	4,860	4,626	14,132		13,753
Mortgage banking	1,621	2,296	5,598		5,142
Bank owned life insurance	1,260	1,319	3,727		3,783
Earnings of unconsolidated investments	661	1,315	653		1,349
Other operating income	2,551	3,484	7,307		6,903
Net gains from fair value changes of subordinated debentures	—	101	2,111		936
Net gains (losses) on sales of investment securities	7	—	54		(123)
Impairment losses on investment securities:
Impairment related losses on investment securities	—	—	—		(154)
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income	—	—	—		—
Net impairment losses on investment securities	—	—	—		(154)
Total non-interest income	24,808	26,765	75,353		71,462
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	31,704	31,555	93,824		94,170
Premises and equipment	7,724	7,226	22,726		21,428
FDIC insurance	1,404	1,259	4,111		3,734
Other operating expenses	12,771	13,299	38,529		38,716
Loss on debt extinguishment	—	—	64,888		—
Total non-interest expense	53,603	53,339	224,078		158,048
Income before income taxes	33,067	34,980	35,015		97,985
Income tax expense	8,507	8,964	2,840		24,219
NET INCOME	$24,560	$26,016	$32,175		$73,766
PER SHARE
Basic earnings	$0.17	$0.17	$0.22		$0.49
Diluted earnings	$0.17	$0.17	$0.22		$0.49
Dividends paid in cash	$0.10	$0.09	$0.20	(a)	$0.21

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount
Net income	$33,067	$8,507	$24,560	$35,015	$2,840	$32,175

Unrealized holding gains (losses) arising during the period on investment securities	2,750	962	1,788	(61,190)	(21,416)	(39,774)
Less net gains on sales of investment securities realized in net income	7	2	5	54	19	35
Unrealized gains (losses) on investment securities	2,743	960	1,783	(61,244)	(21,435)	(39,809)

Pension adjustments	2,928	1,025	1,903	3,041	1,065	1,976
Other comprehensive income (loss)	5,671	1,985	3,686	(58,203)	(20,370)	(37,833)

Total comprehensive income (loss)	$38,738	$10,492	$28,246	$(23,188)	$(17,530)	$(5,658)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount
Net income	$34,980	$8,964	$26,016	$97,985	$24,219	$73,766

Unrealized holding gains arising during the period on investment securities	5,819	2,036	3,783	12,839	4,495	8,344
Less net losses on sales of investment securities realized in net income	—	—	—	(123)	(43)	(80)
Unrealized gains on investment securities	5,819	2,036	3,783	12,962	4,538	8,424

Pension adjustments	(925)	(324)	(601)	(925)	(324)	(601)
Other comprehensive income	4,894	1,712	3,182	12,037	4,214	7,823

Total comprehensive income	$39,874	$10,676	$29,198	$110,022	$28,433	$81,589

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)
	Common			Accumulated Other Comprehensive Income
	Shares	Value	Accumulated Deficit		Treasury Stock	Total
Balance at December 31, 2012	145,163,585	$1,387,644	$(185,680)	$24,329	$(65,001)	$1,161,292
Comprehensive income (loss):
Net income			32,175			32,175
Other comprehensive income (loss), net of taxes				(37,833)		(37,833)
Total comprehensive income (loss)						(5,658)

Cash dividends declared, common			(29,123)			(29,123)
Shares issued under share-based plans, net of excess tax benefits	559,691	(592)			5,359	4,767
Balance at September 30, 2013	145,723,276	$1,387,052	$(182,628)	$(13,504)	$(59,642)	$1,131,278

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,175	$73,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,250	6,000
Depreciation and amortization	9,951	11,665
Amortization of premiums and discounts on investment securities, net	2,376	2,760
(Gains) losses from sales of investment securities, net	(54)	123
Impairment of investment securities	—	154
Decrease in fair value of subordinated debentures	(2,111)	(936)
Bank owned life insurance policy income	(3,727)	(3,783)
Share-based compensation expense	2,442	2,800
Unconsolidated investment distributions, net	2,170	836
Loans originated for resale	(159,095)	(156,245)
Proceeds from sale of loans originated for resale	175,187	149,668
Gains on sale of loans, net	(4,513)	(3,909)
(Gains) losses on sale of other real estate owned, net	(200)	860
Gains on sale of buildings	(301)	—
Loss on debt extinguishment	64,888	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	695	(457)
Decrease in accrued interest payable	(3,041)	(5,411)
(Increase) decrease in other assets	(10,419)	4,155
Increase in other liabilities	14,055	1,780
Net cash provided by operating activities	124,728	83,826
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	19,070	23,338
Proceeds from maturities and repayments of investment securities available-for-sale	348,493	292,237
Proceeds from sale of investment securities available-for-sale	3,432	850
Purchase of investment securities available-for-sale	(488,757)	(309,371)
Proceeds from sale of other securities	24,253	6,522
Proceeds from sale of loans previously held for investment	1,181	1,883
Increase in loans	(69,460)	(81,603)
Purchases of premises and equipment	(4,829)	(7,337)
Proceeds from the sale of other real estate owned	2,110	1,906
Proceeds from sale of buildings	868	—
Net cash used in investing activities	(163,639)	(71,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	642,376	188,323
Net decrease in time deposits	(142,485)	(115,398)
Net (decrease) increase in customer repurchase agreements	(38,286)	10,635
Decrease in short-term borrowings	(100,000)	—
Decrease in repurchase agreements	(25,000)	(10,000)
Net decrease in FHLB advances and unamortized prepayment penalty	(417,382)	(153,952)
Repayment of subordinated debentures	(65,206)	—
Proceeds from shares issued, share-based plans	2,542	2,170
Excess tax benefit (expense) on share-based plans	37	(143)
Purchase of treasury stock	—	(21,242)
Cash dividends, common	(29,123)	(31,802)
Net cash used in financing activities	(172,527)	(131,409)
Net decrease in cash and cash equivalents	(211,438)	(119,158)
Cash and cash equivalents at beginning of year	428,128	451,522
Cash and cash equivalents at end of period	$216,690	$332,364

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

	Nine Months Ended
(dollars in thousands)	September 30,
	2013	2012
Interest	$31,246	$54,495
Income taxes	1,576	14,697

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the financial services industry.   The consolidated financial statements include the balances of the Company and its wholly owned subsidiary, National Penn Bank.  All material inter-company balances have been eliminated. References to the Company include all the Company’s subsidiaries unless otherwise noted.

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share data)	September 30,		September 30,
	2013	2012	2013	2012
Income for EPS
Net income	$24,560	$26,016	$32,175	$73,766
Calculation of shares
Weighted average basic shares	145,669,300	150,157,622	145,549,146	151,325,579
Dilutive effect of share-based compensation	455,521	297,127	427,375	289,856
Weighted average fully diluted shares	146,124,821	150,454,749	145,976,521	151,615,435

Earnings per share
Basic	$0.17	$0.17	$0.22	$0.49
Diluted	$0.17	$0.17	$0.22	$0.49

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	3,351,751	4,631,582	3,522,366	4,796,282
Exercise price
Low	$8.69	$7.07	$8.69	$7.07
High	$21.49	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

September 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$—	$1,000
State and municipal bonds	223,086	8,934	(3,138)	228,882
Agency mortgage-backed securities/collateralized mortgage obligations	1,631,228	24,552	(30,241)	1,625,539
Non-agency collateralized mortgage obligations	5,343	44	(15)	5,372
Corporate securities and other	9,514	557	(448)	9,623
Marketable equity securities	3,583	1,678	(1)	5,260
Total	$1,873,754	$35,765	$(33,843)	$1,875,676

Held-to-Maturity
State and municipal bonds	$407,143	$16,094	$(686)	$422,551
Agency mortgage-backed securities/collateralized mortgage obligations	37,482	1,726	—	39,208
Non-agency collateralized mortgage obligations	273	—	(1)	272
Total	$444,898	$17,820	$(687)	$462,031

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$999	$24	$—	$1,023
State and municipal bonds	268,555	17,677	(912)	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,445,978	46,964	(1,577)	1,491,365
Non-agency collateralized mortgage obligations	8,952	165	(7)	9,110
Corporate securities and other	10,980	432	(729)	10,683
Marketable equity securities	3,583	1,141	(12)	4,712
Total	$1,739,047	$66,403	$(3,237)	$1,802,213

Held-to-Maturity
State and municipal bonds	$412,542	$32,309	$(68)	$444,783
Agency mortgage-backed securities/collateralized mortgage obligations	51,182	2,740	—	53,922
Non-agency collateralized mortgage obligations	442	2	—	444
Total	$464,166	$35,051	$(68)	$499,149

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Gains and losses from sales of investment securities are as follows:

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Gains	$7	$—	$54	$—
Losses	—	—	—	(123)
Net gains (losses) from sales of investment securities	$7	$—	$54	$(123)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, respectively.

September 30, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	111	$58,039	$(1,855)	$16,124	$(1,969)	$74,163	$(3,824)
Agency mortgage-backed securities/collateralized mortgage obligations	178	807,057	(30,011)	4,557	(230)	811,614	(30,241)
Non-agency collateralized mortgage obligations	3	604	(16)	—	—	604	(16)
Corporate securities and other	4	—	—	2,720	(448)	2,720	(448)
Total debt securities	296	865,700	(31,882)	23,401	(2,647)	889,101	(34,529)
Marketable equity securities	1	49	(1)	—	—	49	(1)
Total	297	$865,749	$(31,883)	$23,401	$(2,647)	$889,150	$(34,530)

December 31, 2012

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	45	$18,592	$(157)	$13,482	$(823)	$32,074	$(980)
Agency mortgage-backed securities/collateralized mortgage obligations	25	141,252	(1,577)	—	—	141,252	(1,577)
Non-agency collateralized mortgage obligations	3	516	(3)	268	(4)	784	(7)
Corporate securities and other	6	1,983	(21)	2,816	(708)	4,799	(729)
Total debt securities	79	162,343	(1,758)	16,566	(1,535)	178,909	(3,293)
Marketable equity securities	1	577	(12)	—	—	577	(12)
Total	80	$162,920	$(1,770)	$16,566	$(1,535)	$179,486	$(3,305)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	September 30, 2013	December 31, 2012
Deposits	$1,272,060	$847,155
Repurchase agreements	629,135	694,587
Other	84,214	99,585
Total	$1,985,409	$1,641,327

The amortized cost and fair value of investment securities, by contractual maturity, at September 30, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,929	$4,023	$—	$—
Due after one through five years	38,859	42,097	1,004	1,036
Due after five through ten years	182,286	188,727	93,592	96,474
Due after ten years	1,645,097	1,635,569	350,302	364,521
Marketable equity securities	3,583	5,260	—	—
Total	$1,873,754	$1,875,676	$444,898	$462,031

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and nine months ended September 30, 2013. During the year ended December 31, 2012, the Company recorded $0.2 million of OTTI on an equity security in the second quarter.

As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At September 30, 2013, gross unrealized losses totaled $34.5 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $2.6 million, of which $2.0 million is attributable to state and municipal bonds and $0.4 million attributable to corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $44.1 million and $68.4 million as of September 30, 2013 and December 31, 2012, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2013, the FHLB of Pittsburgh repurchased $24.3 million, net, of its capital stock from the Company at par/cost. During 2012 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  LOANS

The following table presents loan classifications:

September 30, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (b)	Total
Commercial and industrial	$2,289,110	$51,785	$95,024	$24,982	$2,460,901

CRE - permanent	908,695	10,131	41,393	4,291	964,510
CRE - construction	148,328	6,481	20,169	6,705	181,683
Commercial real estate	1,057,023	16,612	61,562	10,996	1,146,193

Residential mortgages	639,425	—	622	12,092	652,139
Home equity	752,968	—	752	5,030	758,750
All other consumer	253,841	560	5,850	1,705	261,956
Consumer	1,646,234	560	7,224	18,827	1,672,845

Loans	$4,992,367	$68,957	$163,810	$54,805	$5,279,939

Percent of loans	94.55%	1.31%	3.10%	1.04%	100.00%

December 31, 2012	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (b)	Total
Commercial and industrial	$2,282,734	$60,809	$126,195	$26,117	$2,495,855

CRE - permanent	836,212	19,469	46,208	5,871	907,760
CRE - construction	85,085	6,351	28,996	5,446	125,878
Commercial real estate	921,297	25,820	75,204	11,317	1,033,638

Residential mortgages	661,226	—	38	10,508	671,772
Home equity	749,459	—	666	4,261	754,386
All other consumer	262,174	1,740	5,282	1,705	270,901
Consumer	1,672,859	1,740	5,986	16,474	1,697,059

Loans	$4,876,890	$88,369	$207,385	$53,908	$5,226,552

Percent of loans	93.31%	1.69%	3.97%	1.03%	100.00%

(b) Includes restructured loans that are performing in accordance with their modified contractual terms of $10.0 million and $8.4 million at September 30, 2013 and December 31, 2012, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

September 30, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$1,484	$2,183	$—	$3,667	$2,434,133	$23,101	$2,460,901

CRE - permanent	2,435	472	—	2,907	957,843	3,760	964,510
CRE - construction	197	638	—	835	175,503	5,345	181,683
Commercial real estate	2,632	1,110	—	3,742	1,133,346	9,105	1,146,193

Residential mortgages	4,641	1,282	577	6,500	639,154	6,485	652,139
Home equity	2,892	797	753	4,442	749,905	4,403	758,750
All other consumer	2,321	600	1,278	4,199	256,052	1,705	261,956
Consumer	9,854	2,679	2,608	15,141	1,645,111	12,593	1,672,845

Loans	$13,970	$5,972	$2,608	$22,550	$5,212,590	$44,799	$5,279,939

Percent of loans	0.26%	0.11%	0.05%	0.43%		0.85%

December 31, 2012	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$4,026	$1,685	$32	$5,743	$2,465,459	$24,653	$2,495,855

CRE - permanent	1,333	330	3	1,666	903,110	2,984	907,760
CRE - construction	651	485	—	1,136	119,296	5,446	125,878
Commercial real estate	1,984	815	3	2,802	1,022,406	8,430	1,033,638

Residential mortgages	3,826	394	38	4,258	660,448	7,066	671,772
Home equity	3,705	1,818	666	6,189	744,505	3,692	754,386
All other consumer	3,054	714	1,288	5,056	264,140	1,705	270,901
Consumer	10,585	2,926	1,992	15,503	1,669,093	12,463	1,697,059

Loans	$16,595	$5,426	$2,027	$24,048	$5,156,958	$45,546	$5,226,552

Percent of loans	0.32%	0.10%	0.04%	0.46%		0.87%

(c) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(d) At September 30, 2013, non-accrual balances included troubled debt restructurings of $5.8 million commercial real estate, $14.3 million of commercial and industrial, and $2.7 million of consumer loans. At December 31, 2012, non-accrual balances included troubled debt restructurings of $5.0 million of commercial real estate loans, $20.6 million of commercial and industrial loans, and $0.2 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

September 30, 2013
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$47,286	$24,471	$22,436	$10,340	$104,533
Charge-offs	(3,335)	(936)	(1,503)	—	(5,774)
Recoveries	276	56	422	—	754
Provision	173	(543)	1,654	(34)	1,250
Ending balance	$44,400	$23,048	$23,009	$10,306	$100,763

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(8,084)	(2,402)	(6,984)	—	(17,470)
Recoveries	1,091	433	1,504	—	3,028
Provision	5,242	(4,278)	5,388	(2,102)	4,250
Ending balance	$44,400	$23,048	$23,009	$10,306	$100,763
Allowance for loan losses:
Individually evaluated for impairment	$5,882	$432	$1,657	$—	$7,971
Collectively evaluated for impairment	38,518	22,616	21,352	10,306	92,792
Total allowance for loan losses	$44,400	$23,048	$23,009	$10,306	$100,763
Loans:
Individually evaluated for impairment	$29,568	$16,107	$18,872	$—	$64,547
Collectively evaluated for impairment	2,431,333	1,130,086	1,653,973	—	5,215,392
Loans	$2,460,901	$1,146,193	$1,672,845	$—	$5,279,939

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

September 30, 2012
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$49,531	$35,217	$20,494	$11,408	$116,650
Charge-offs	(1,605)	(2,273)	(2,115)	—	(5,993)
Recoveries	489	37	359	—	885
Provision	(955)	166	2,962	(173)	2,000
Ending balance	$47,460	$33,147	$21,700	$11,235	$113,542

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(9,740)	(5,986)	(6,896)	—	(22,622)
Recoveries	1,503	697	1,324	—	3,524
Provision	(118)	(2,286)	7,612	792	6,000
Ending balance	$47,460	$33,147	$21,700	$11,235	$113,542
Allowance for loan losses:
Individually evaluated for impairment	$3,372	$801	$932	$—	$5,105
Collectively evaluated for impairment	44,088	32,346	20,768	11,235	108,437
Total allowance for loan losses	$47,460	$33,147	$21,700	$11,235	$113,542
Loans:
Individually evaluated for impairment	$31,245	$14,238	$15,203	$—	$60,686
Collectively evaluated for impairment	2,432,704	1,045,162	1,695,599	—	5,173,465
Loans	$2,463,949	$1,059,400	$1,710,802	$—	$5,234,151

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

September 30, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$10,888	$18,680	$29,568	$5,344	$34,912	$5,882	$27,239

CRE - permanent	1,288	8,114	9,402	6,737	16,139	401	9,626
CRE - construction	1,409	5,296	6,705	8,027	14,732	31	7,067
Commercial real estate	2,697	13,410	16,107	14,764	30,871	432	16,693

Residential mortgages	5,575	6,562	12,137	800	12,937	1,450	10,719
Home equity	614	4,416	5,030	796	5,826	207	4,885
All other consumer	—	1,705	1,705	61	1,766	—	1,751
Consumer	6,189	12,683	18,872	1,657	20,529	1,657	17,355

Total	$19,774	$44,773	$64,547	$21,765	$86,312	$7,971	$61,287

December 31, 2012	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance	Average Recorded Investment
Commercial and industrial	$4,326	$21,791	$26,117	$3,700	$29,817	$1,644	$31,392

CRE - permanent	1,241	6,970	8,211	5,766	13,977	76	7,352
CRE - construction	809	4,637	5,446	10,230	15,676	330	9,008
Commercial real estate	2,050	11,607	13,657	15,996	29,653	406	16,360

Residential mortgages	3,413	7,095	10,508	922	11,430	880	8,111
Home equity	547	3,714	4,261	286	4,547	180	3,507
All other consumer	—	1,705	1,705	61	1,766	—	1,987
Consumer	3,960	12,514	16,474	1,269	17,743	1,060	13,605

Total	$10,336	$45,912	$56,248	$20,965	$77,213	$3,110	$61,357

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Additional impaired loan details are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Gross interest due on impaired loans	$1,113	$1,201	$3,052	$3,718
Interest received on impaired loans	(228)	(138)	(256)	(237)
Net impact of impaired loans on interest income	$885	$1,063	$2,796	$3,481

Average recorded investment in impaired loans	$63,746	$58,677	$61,287	$62,825

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$1,881	$1,464
CRE - permanent	531	2,887
CRE - construction	1,360	—
Residential mortgages	5,607	3,442
Home equity	627	569
Total restructured loans	$10,006	$8,362

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  DEPOSITS

(dollars in thousands)	September 30, 2013		December 31, 2012
	Balance	Cost (e)	Balance	Cost (e)
NOW accounts	$1,958,116	0.14%	$1,472,985	0.14%
Money market accounts	1,639,859	0.27%	1,642,803	0.30%
Savings accounts	518,430	0.11%	493,386	0.11%
Time deposits less than $100	925,118	1.11%	1,017,925	1.21%
Time deposits $100 or greater	367,387	1.03%	417,065	1.08%
Total interest bearing deposits	5,408,910	0.42%	5,044,164	0.49%
Non-interest bearing deposits	1,026,546	—	891,401	—
Total deposits	$6,435,456	0.35%	$5,935,565	0.41%

(e) Cost represents interest incurred during the respective quarter.

At September 30, 2013, time deposits were scheduled to mature as follows:

(dollars in thousands)	2013	$248,084
	2014	656,671
	2015	174,342
	2016	103,777
	2017	73,495
	Thereafter	36,136
	Total	$1,292,505

6.  BORROWINGS

(dollars in thousands)	September 30, 2013		December 31, 2012
	Balance	Cost (e)	Balance	Cost (e)
Customer repurchase agreements	$521,779	0.34%	$560,065	0.37%
Repurchase agreements	50,000	4.87%	75,000	4.25%
Short-term borrowings	—	—	100,000	0.37%
Federal Home Loan Bank advances	112,406	1.90%	464,632	3.79%
Subordinated debentures accounted for at fair value	—	—	67,306	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.77%	77,321	2.88%
Total borrowings and other debt obligations	$761,506	1.25%	$1,344,324	2.44%

(e) Cost represents interest incurred during the respective quarter.

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

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At September 30, 2013, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components, after tax:

(dollars in thousands)	September 30, 2013	December 31, 2012
Unrealized gains on investment securities	$1,249	$41,058
Pension	(14,753)	(16,729)
Total accumulated other comprehensive income (loss)	$(13,504)	$24,329

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

On July 24, 2013, the Company announced a third quarter cash dividend of $0.10 per share, which was paid on August 16, 2013 to shareholders of record as of August 3, 2013.

Also, on October 22, 2013, the Company announced a fourth quarter cash dividend of $0.10 per share, to be paid on November 15, 2013 to shareholders of record as of November 2, 2013.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table sets forth the financial instruments whose contract amounts represent credit risk:

	As of:
(dollars in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$1,717,746	$1,672,424
Commitments to fund mortgages	14,760	36,795
Commitments to sell mortgages to investors	17,512	51,125
Letters of credit	139,981	127,435

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

(dollars in thousands)
September 30, 2013	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	146	$468,546	$17,629	$3,171	4.59%	2.35%	5.78
Pay fixed - receive floating interest rate swaps	146	468,546	3,171	17,629	2.35%	4.59%	5.78
Net interest rate swaps		$937,092	$20,800	$20,800	3.47%	3.47%	5.78

December 31, 2012
Receive fixed - pay floating interest rate swaps	131	$424,863	$28,252	$—	4.67%	2.34%	6.36
Pay fixed - receive floating interest rate swaps	131	424,863	—	28,252	2.34%	4.67%	6.36
Net interest rate swaps		$849,726	$28,252	$28,252	3.51%	3.51%	6.36

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income. Because these amounts offset one another, there was no impact on other operating income for the three and nine months ended September 30, 2013. For additional analysis of the fair value on interest rate swaps, refer to Footnote 11 within this section. Cash collateral pledged for swaps in a liability position was $11.6 million at September 30, 2013. Cash collateral held for swaps in an asset position was $0.2 million at September 30, 2013.

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Activity	September 30, 2013	September 30, 2013	September 30, 2013

Interest rate swaps	Increase to other assets/liabilities of $20.8 million.	No net effect on other operating income from offsetting $0.5 million change.	No net effect on other operating income from offsetting $7.5 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.2 million.	Increase to mortgage banking income of $0.6 million.	Increase to mortgage banking income of $0.2 million.
Forward sale commitments	Increase to other liabilities of $0.3 million.	Decrease to mortgage banking income of $0.4 million.	Increase to mortgage banking income of less than $0.1 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Activity	December 31, 2012	September 30, 2012	September 30, 2012

Interest rate swaps	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $3.4 million change.	No net effect on other operating income from offsetting $6.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.3 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Increase to mortgage banking income of $0.2 million.	Decrease to mortgage banking income of $0.2 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

Specifically, for asset/liability management purposes, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability, which was redeemed by the Company during the first quarter of 2013. Upon redemption, the Company recognized a gain of $2.1 million in non-interest income for the reversal of the cumulative change in fair value previously recognized in earnings. For the nine months ended September 30, 2012, non-interest income included a gain of $0.9 million for the change in fair value. The fair value of the subordinated debenture was based on an unadjusted, quoted price of the traded asset (formerly Nasdaq: “NPBCO”) in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,000	$—	$1,000	$—
State and municipal bonds	228,882	—	228,882	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,625,539	—	1,625,539	—
Non-agency collateralized mortgage obligations	5,372	—	5,372	—
Corporate securities and other	9,623	61	4,892	4,670
Marketable equity securities	5,260	4,166	—	1,094
Investment securities, available-for-sale	$1,875,676	$4,227	$1,865,685	$5,764

Interest rate swap agreements	$20,800	$—	$20,800	$—
Interest rate locks	235	—	235	—

Liabilities
Forward sale commitments	$317	$—	$317	$—
Interest rate swap agreements	20,800	—	20,800	—

December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,023	$—	$1,023	$—
State and municipal bonds	285,320	—	285,320	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	1,491,365	—
Non-agency collateralized mortgage obligations	9,110	—	9,110	—
Corporate securities and other	10,683	59	8,799	1,825
Marketable equity securities	4,712	3,711	—	1,001
Investment securities, available-for-sale	$1,802,213	$3,770	$1,795,617	$2,826

Interest rate locks	$12	$—	$12	$—
Interest rate swap agreements	28,252	—	28,252	—

Liabilities
Subordinated debentures	$67,306	$67,306	$—	$—
Forward sale commitments	362	—	362	—
Interest rate swap agreements	28,252	—	28,252	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2013	Gains/(losses) included in earnings	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance September 30, 2013
Corporate securities and other	$59	$—	$2	$—	$—	$—	$—	$—	$61
Marketable equity securities	3,711	—	455	—	—	—	—	—	4,166
Total level 1	3,770	—	457	—	—	—	—	—	4,227

Level 2

U.S. Government agencies	1,023	—	(24)	1,000	—	(1,000)	1	—	1,000
State and municipal bonds	285,320	—	(10,969)	—	—	(48,322)	2,853	—	228,882
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	(51,076)	485,027	—	(294,739)	(5,038)	—	1,625,539
Non-agency collateralized mortgage obligations	9,110	—	(129)	—	—	(3,618)	9	—	5,372
Corporate securities and other	8,799	47	(39)	—	(3,092)	(814)	(9)	—	4,892
Total level 2	1,795,617	47	(62,237)	486,027	(3,092)	(348,493)	(2,184)	—	1,865,685

Level 3

Corporate securities and other	1,825	7	443	2,730	(340)	—	5	—	4,670
Marketable equity securities	1,001	—	93	—	—	—	—	—	1,094
Total level 3	2,826	7	536	2,730	(340)	—	5	—	5,764

Total available-for-sale securities	$1,802,213	$54	$(61,244)	$488,757	$(3,432)	$(348,493)	$(2,179)	$—	$1,875,676

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2013	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$2,752	$—	$2,752	$—
Impaired loans, net	56,576	—	—	56,576
OREO and other repossessed assets	1,569	—	—	1,569

December 31, 2012
Loans held-for-sale	$14,330	$—	$14,330	$—
Impaired loans, net	53,138	—	—	53,138
OREO and other repossessed assets	3,029	—	—	3,029

Fair value of loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  The Company did not record a lower of cost or estimated fair value adjustment on loans held-for-sale as of September 30, 2013 and December 31, 2012.

The recorded investment in impaired loans totaled $64.5 million with a specific reserve of $8.0 million at September 30, 2013, compared to $56.2 million with a specific reserve of $3.1 million at December 31, 2012. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.1 million and $0.3 million were included in the period-ending OREO and other repossessed assets balance at September 30, 2013 and December 31, 2012, respectively.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$216,690	$216,690	$428,128	$428,128
Investment securities available-for-sale	1,875,676	1,875,676	1,802,213	1,802,213
Investment securities held-to-maturity	444,898	462,031	464,166	499,149
Loans held-for-sale	2,752	2,833	14,330	14,680
Loans, net of allowance for loan losses	5,179,176	5,147,337	5,115,597	5,131,880
OREO and other repossessed assets	1,569	1,569	3,029	3,029
Interest rate locks	235	235	12	12
Interest rate swap agreements	20,800	20,800	28,252	28,252

Liabilities
Non-interest bearing deposits	$1,026,546	$1,026,546	$891,401	$891,401
Interest bearing deposits, non-maturity	4,116,405	4,116,405	3,609,174	3,609,174
Deposits with stated maturities	1,292,505	1,292,136	1,434,990	1,445,706
Customer repurchase agreements	521,779	521,779	560,065	560,065
Repurchase agreements	50,000	51,900	75,000	78,593
Short-term borrowings	—	—	100,000	100,000
Federal Home Loan Bank advances	112,406	122,184	464,632	543,903
Subordinated debentures	77,321	77,321	144,627	144,627
Forward sale commitments	317	317	362	362
Interest rate swap agreements	20,800	20,800	28,252	28,252

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

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value was measured on an unadjusted, quoted price for the traded assets (formerly Nasdaq: “NPBCO”) and as such was classified within Level 1 of the fair value hierarchy. The fair value of this instrument was $67.3 million at December 31, 2012 and zero at September 30, 2013 due to its redemption on March 7, 2013. Subordinated debentures that have floating interest rates based upon LIBOR are callable at any time and, due to the call feature, the fair value is estimated to equal the par amount. These instruments are classified within Level 2 of the fair value hierarchy.

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

Net periodic benefit cost includes the following components:

	Nine Months Ended
(dollars in thousands)	September 30,
	2013	2012
Service cost	$123	$93
Interest cost	1,676	1,712
Expected return on plan assets	(2,203)	(2,068)
Amortization of unrecognized net actuarial loss	473	421
Net periodic benefit cost	$69	$158

13.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the Long-Term Incentive Compensation Plan ("2005 Plan"), approved by shareholders in April 2005 and expiring November 30, 2014. Under the terms of the 2005 Plan, a total of 5.3 million shares of common stock have been made available for option, restricted stock, or other share-based awards. As of September 30, 2013, 1.5 million of these shares remain available for issuance.  The Company has 1.5 million awards expiring during the twelve months ending September 30, 2014.

As of September 30, 2013, there was approximately $1.4 million of total unrecognized compensation cost related to unvested stock options and approximately $4.7 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately four years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The table below summarizes activity related to share-based plans:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Share-based compensation expense	$809	$756	$2,442	$2,800
Proceeds from stock options exercised	289	106	756	499
Intrinsic value of options exercised	151	57	325	266

14.  SEGMENT REPORTING

The Company’s operating segments, which are evaluated regularly by the Chief Executive Officer to decide how to allocate and assess resources and performance, are “Community Banking” and “Other.” The Company determines its segments based primarily upon product and service offerings and through the types of income generated.

The Company’s community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit, which generates revenue from a variety of products and services it provides. Examples of products and services provided include commercial business loans, commercial real estate loans, residential mortgages and other consumer loans, and deposit and cash management services. Both commercial and retail banking are dependent upon deposits and various borrowings to manage interest rate and credit risk.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,383,872	$40,751	$8,424,623
Total deposits	6,435,456	—	6,435,456
Net interest income (expense)	63,946	(834)	63,112
Total non-interest income	14,234	10,574	24,808
Total non-interest expense	44,372	9,231	53,603
Net income	24,243	317	24,560

	For the Nine Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$190,436	$(2,446)	$187,990
Total non-interest income	40,709	34,644	75,353
Total non-interest expense	195,917	28,161	224,078
Net income	30,121	2,054	32,175

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

	As of and for the Three Months Ended September 30, 2012
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,383,854	$51,672	$8,435,526
Total deposits	5,947,744	—	5,947,744
Net interest income (expense)	67,254	(3,700)	63,554
Total non-interest income	16,240	10,525	26,765
Total non-interest expense	43,932	9,407	53,339
Net income (loss)	26,626	(610)	26,016

	For the Nine Months Ended September 30, 2012
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$195,899	$(5,328)	$190,571
Total non-interest income	39,419	32,043	71,462
Total non-interest expense	130,184	27,864	158,048
Net income (loss)	74,890	(1,124)	73,766

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2013, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

•
Adjusted net income and return on average assets exclude the effects of certain gains and losses, adjusted for taxes when applicable. Adjusted net income and return on assets provide methods to assess earnings performance by excluding items management believes are not comparable among the periods presented.

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

At September 30, 2013, National Penn Bank operated 120 retail branch offices, of which 119 are located in Pennsylvania and one is located in Maryland.

The Company’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans and leases; (3) non-interest income, which is made up primarily of banking fees, wealth management income, insurance income, change in fair value measurements, gains and losses from the sale of securities, and other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

Overview

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013		September 30, 2012
EARNINGS
Total interest income	$71,498	$72,101	$78,344	$216,194		$239,654
Total interest expense	8,386	8,847	14,790	28,204		49,083
Net interest income	63,112	63,254	63,554	187,990		190,571
Provision for loan losses	1,250	1,500	2,000	4,250		6,000
Net interest income after provision for loan losses	61,862	61,754	61,554	183,740		184,571
Net gains from fair value changes of subordinated debentures	—	—	101	2,111		936
Net gains (losses) on investment securities	7	22	—	54		(277)
Other non-interest income	24,801	24,946	26,664	73,188		70,803
Loss on debt extinguishment	—	—	—	64,888		—
Other non-interest expense	53,603	53,153	53,339	159,190		158,048
Income before income taxes	33,067	33,569	34,980	35,015		97,985
Income tax expense	8,507	8,550	8,964	2,840		24,219
Net income	$24,560	$25,019	$26,016	$32,175		$73,766

Basic earnings per share	$0.17	$0.17	$0.17	$0.22		$0.49
Diluted earnings per share	0.17	0.17	0.17	0.22		0.49
Dividends per share	0.10	0.10	0.09	0.20	(a)	0.21

Net interest margin	3.49%	3.53%	3.50%	3.51%		3.51%
Efficiency ratio (f)	58.16%	57.43%	56.26%	58.06%		57.36%
Return on average assets	1.17%	1.21%	1.23%	0.52%		1.17%
Adjusted return on average assets (f)	1.17%	1.21%	1.23%	1.17%		1.16%

Asset Quality Metrics
Allowance / total loans	1.91%	1.99%	2.16%
Non-performing loans / total loans	1.04%	1.05%	1.11%
Delinquent loans / total loans	0.43%	0.43%	0.45%
Allowance / non-performing loans	184%	189%	195%
Annualized net charge-offs / average loans	0.38%	0.32%	0.39%	0.37%		0.49%

(a) In lieu of a first quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(f) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

•
For the nine months ended September 30, 2013, the Company recorded net income of $32.2 million, or $0.22 per diluted share, compared to net income of $73.8 million, or $0.49 per diluted share, in the comparable prior year period. The decrease in net income resulted from a first quarter $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain because these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes.

•
Net interest income totaled $188 million for the nine months ended September 30, 2013 compared to $191 million for the nine months ended September 30, 2012. The previously discussed interest rate management initiatives have allowed the Company to maintain a consistent net interest margin of 3.51% for the nine months ended September 30, 2013, as average earning assets have declined $131 million to $7.7 billion compared to $7.8 billion for the nine months ended September 30, 2012.

•
The Company continues to experience improvements in asset quality. Classified loans declined by 26.2% since September 30, 2012, and non-performing loans declined to 1.04% of total loans at September 30, 2013, compared to 1.11% at September 30, 2012. The sustained improvement in asset quality resulted in a $1.8 million decrease to the provision for loan losses (“provision”) which totaled $4.3 million for the nine months ended September 30, 2013, compared to $6.0 million for the nine months ended September 30, 2012.

•
Other non-interest income increased by $2.4 million over the prior year period and totaled $73.2 million for the nine months ended September 30, 2013. Wealth management, cash management and electronic banking fees, and mortgage banking operations combined to contribute $3.1 million to the increase, offset by a $0.7 million decrease in earnings on unconsolidated investments.

•
Non-interest expense, excluding the first quarter loss on debt extinguishment of $64.9 million, continued to be well controlled at $159 million for the nine months ended September 30, 2013, which is less than a 1%, or $1.1 million, increase compared to the nine months ended September 30, 2012. The efficiency ratio(f) remained stable at 58.06% for the nine months ended September 30, 2013, as the Company continues to effectively manage expense levels.

Adjusted net income and return on average assets(f) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(f).

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Adjusted net income reconciliation
Net income	$24,560	$25,019	$26,016	$32,175	$73,766
After tax unrealized fair value gain on subordinated debentures	—	—	(66)	(1,372)	(608)
After tax loss on debt extinguishment	—	—	—	42,177	—
Adjusted net income	$24,560	$25,019	$25,950	$72,980	$73,158

Earnings per share
Net income	$0.17	$0.17	$0.17	$0.22	$0.49
After tax unrealized fair value gain on subordinated debentures	—	—	—	(0.01)	—
After tax loss on debt extinguishment	—	—	—	0.29	—
Adjusted net income	$0.17	$0.17	$0.17	$0.50	$0.49

Average assets	$8,310,626	$8,326,499	$8,386,342	$8,312,023	$8,418,843
Adjusted return on average assets	1.17%	1.21%	1.23%	1.17%	1.16%

(f) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

During the second and third quarters of 2013, there were no items requiring exclusion from net income to arrive at adjusted net income, therefore, adjusted net income and adjusted ROAA are the same as the unadjusted figures from each period. Adjusted net income in the third quarter of 2012 excluded the effects of the changes in the fair value of the Company's subordinated debentures.

For the nine months ended September 30, 2013, adjusted net income was $73.0 million, or $0.50 per diluted share, and adjusted ROAA was 1.17%, compared to adjusted net income of $73.2 million, or $0.49 per diluted share, and adjusted ROAA of 1.16% for the prior year period. Adjusted net income for the nine months ended September 30, 2013 excluded the effects of the changes in the fair value of the Company's subordinated debentures and the loss on debt extinguishment from the first quarter of 2013, as previously discussed. Adjusted net income has remained stable as the effects of margin compression have been offset by a reduction in the provision for loan losses due to continued asset quality improvements, and well controlled expense levels.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	September 30, 2013	June 30, 2013	December 31, 2012
Total cash and cash equivalents	$216,690	$181,768	$428,128
Investment securities and other securities	2,364,681	2,313,358	2,334,739
Total loans	5,282,691	5,261,296	5,240,882
Total assets	8,424,623	8,316,585	8,529,522
Deposits	6,435,456	6,022,463	5,935,565
Borrowings	761,506	1,089,199	1,344,324
Shareholders' equity	1,131,278	1,115,758	1,161,292
Tangible book value per common share (f)	$5.94	$5.83	$6.15
Tangible common equity / tangible assets (f)	10.61%	10.55%	10.80%

(f) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

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

Federal Reserve economic data suggests the following trends:

•	Contacts in the Third District have reported a modest pace of growth, in particular, general retail sales, tourism, staffing services and commercial real estate.

•	Two sectors that grew at a more than moderate pace included auto dealers, who reported a strong rate of sales growth, and general services.

•
The overall outlook for modest growth continues. While some uncertainty remains, particularly due to the federal government fiscal discord and implementation of the Affordable Care Act, contacts among the Third District continued to express confidence in the underlying economy.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	September 30, 2013	December 31, 2012	Increase/(decrease)
Commercial and industrial	$2,460,901	$2,495,855	$(34,954)	(1.4)%

CRE - permanent	964,510	907,760	56,750	6.3%
CRE - construction	181,683	125,878	55,805	44.3%
Commercial real estate	1,146,193	1,033,638	112,555	10.9%
Commercial	3,607,094	3,529,493	77,601	2.2%

Residential mortgages	652,139	671,772	(19,633)	(2.9)%
Home equity	758,750	754,386	4,364	0.6%
All other consumer	261,956	270,901	(8,945)	(3.3)%
Consumer	1,672,845	1,697,059	(24,214)	(1.4)%

Loans	$5,279,939	$5,226,552	$53,387	1.0%

Allowance for loan losses	100,763	110,955	(10,192)	(9.2)%

Loans, net	$5,179,176	$5,115,597	$63,579	1.2%

Loans held-for-sale	$2,752	$14,330	$(11,578)	(80.8)%

Net loans increased by $63.6 million, or 1.2%, to $5.2 billion at September 30, 2013 from December 31, 2012. Loans to commercial real estate customers resulted in a $113 million increase to this portfolio during the nine months ended September 30, 2013, while commercial and industrial loans decreased $35.0 million from December 31, 2012. The commercial real estate - permanent and construction portfolios increased to $965 million and $182 million, respectively, at September 30, 2013. Commercial loan growth of $77.6 million was offset by a $24.2 million decrease in consumer loans, primarily resulting from repayments of consumer loans and sales of residential mortgage loan production in the secondary market. Additionally, classified loans decreased $42.7 million, or 16.3%, since December 31, 2012. Continued stable asset quality metrics combined with the continued improvement in the level of classified loans resulted in a decrease to the allowance for loan losses, which totaled $101 million at September 30, 2013. Net charge-offs totaled $14.4 million, and the provision was $4.3 million during the nine months ended September 30, 2013.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Non-performing loans	$54,805	$55,458	$53,908
Non-performing loans to total loans	1.04%	1.05%	1.03%
Delinquent loans	$22,550	$22,512	$24,048
Delinquent loans to total loans	0.43%	0.43%	0.46%
Classified loans (g)	$218,615	$234,085	$261,293
Classified loans to total loans	4.14%	4.45%	4.99%
Tier 1 capital and allowance	$1,038,803	$1,029,455	$1,093,103
Classified loans to Tier 1 capital and allowance	21.04%	22.74%	23.90%
Total loans	$5,282,691	$5,261,296	$5,240,882

(g) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Non-accrual commercial and industrial	$23,101	$23,023	$24,653

Non-accrual CRE-permanent	3,760	5,129	2,984
Non-accrual CRE-construction	5,345	5,666	5,446
Total non-accrual commercial real estate	9,105	10,795	8,430

Non-accrual residential mortgages	6,485	6,276	7,066
Non-accrual home equity	4,403	4,339	3,692
All other non-accrual consumer	1,705	1,916	1,705
Total non-accrual consumer	12,593	12,531	12,463

Total non-accrual loans	44,799	46,349	45,546

Restructured loans (h)	10,006	9,109	8,362
Total non-performing loans	54,805	55,458	53,908

Other real estate owned and repossessed assets	1,569	1,899	3,029
Total non-performing assets	56,374	57,357	56,937

Loans 90+ days past due & still accruing	2,608	2,023	2,027
Total non-performing assets and loans 90+ days past due	$58,982	$59,380	$58,964

Total loans	$5,282,691	$5,261,296	$5,240,882
Average total loans	5,229,366	5,244,930	5,206,227
Allowance for loan losses	100,763	104,533	110,955

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	171%	176%	188%
Non-performing loans	184%	189%	206%
Total loans	1.91%	1.99%	2.12%
(h) Restructured loans at September 30, 2013, included $3.8 million of commercial loans and $6.2 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Total non-accrual loans	$44,799	$46,349	$45,546
Non-accrual loans with partial charge-offs	18,653	16,435	18,221
Life-to-date partial charge-offs on non-accrual loans	21,765	19,276	20,965
Charge-off rate of non-accrual loans	53.8%	54.0%	53.5%
Specific reserves on non-accrual loans	$5,902	$7,046	$1,264

At September 30, 2013, the Company’s non-accrual loans totaled $44.8 million and included $18.7 million of non-accrual loans which have been partially charged-off by 53.8%, or $21.8 million. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 1.04% of total loans at September 30, 2013. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $64.5 million at September 30, 2013, and had a specific reserve in the allowance of $8.0 million related to $19.8 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commercial and industrial	$3,059	$2,065	$1,116	$6,993	$8,237

CRE - permanent	909	396	481	1,587	3,009
CRE - construction	(29)	93	1,755	382	2,280
Commercial real estate	880	489	2,236	1,969	5,289

Residential mortgages	209	522	742	2,064	1,630
Home equity	423	903	517	2,073	2,776
All other consumer	449	152	497	1,343	1,166
Consumer	1,081	1,577	1,756	5,480	5,572

Net loans charged-off	$5,020	$4,131	$5,108	$14,442	$19,098

Net charge-offs (annualized) to:
Total loans	0.38%	0.31%	0.39%	0.37%	0.49%
Average total loans	0.38%	0.32%	0.39%	0.37%	0.49%

Net loan charge-offs totaled $14.4 million for the nine months ended September 30, 2013, a $4.7 million, or 24.4%, decrease compared to the prior year-to-date period. The net loan charge-offs for the three months ended September 30, 2013 were comparable to the prior year period as the level of net charge-offs is consistent with the Company's steady credit quality improvement. Annualized net charge-offs as a percentage of average total loans totaled 0.38% for the third quarter of 2013 compared to 0.39% for the same period of 2012 and 0.32% for the linked quarter.

Changes in the allowance for loan losses by loan portfolio:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$104,533	$116,650	$110,955	$126,640
Charge-offs:
Commercial and industrial	3,335	1,605	8,084	9,740
Commercial real estate	936	2,273	2,402	5,986
Consumer	1,503	2,115	6,984	6,896
Total charge-offs	5,774	5,993	17,470	22,622

Recoveries:
Commercial and industrial	276	489	1,091	1,503
Commercial real estate	56	37	433	697
Consumer	422	359	1,504	1,324
Total recoveries	754	885	3,028	3,524
Net charge-offs	5,020	5,108	14,442	19,098
Provision charged to expense	1,250	2,000	4,250	6,000
Balance at end of period	$100,763	$113,542	$100,763	$113,542

The following table presents the components of the allowance:

(dollars in thousands)	September 30, 2013	December 31, 2012
Specific reserves	$7,971	$3,110
Allocated reserves	82,486	95,437
Unallocated reserves	10,306	12,408
Total allowance for loan losses	$100,763	$110,955

The allowance decreased to $101 million at September 30, 2013 and represented 1.91% of total loans and 184% of non-performing loans, compared to $111 million at December 31, 2012, or 2.12% of total loans and 206% of non-performing loans. The decrease of the allowance during the quarter was due primarily to the continued reduction in classified loans and sustained strong asset quality metrics. These improvements resulted in a provision of $4.3 million for the nine months ended September 30, 2013, a decrease of $1.8 million compared to the nine months ended September 30, 2012.

Liabilities

Liabilities totaled $7.3 billion at September 30, 2013, a decrease of $74.9 million, or 1.02%, from $7.4 billion at December 31, 2012. The decrease was primarily due to a $583 million reduction in borrowings, as instruments matured and were replaced with $500 million of lower cost deposits.

During the first quarter of 2013, as part of asset/liability management and capital planning initiatives, the Company repaid $400 million of previously restructured, higher-cost FHLB advances and redeemed all of its 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II, with a par value of $65.2 million. Other significant changes in borrowings consist of a decrease in short-term borrowings of $100 million and $25.0 million of maturing repurchase agreements.

Total deposits, the Company’s primary source of funding, increased $500 million during the first nine months of 2013. The total change in deposits from December 31, 2012 to September 30, 2013 consists of an increase in non-time deposits of $642 million, or 14.3%, offset by a decline in time deposits of $142 million, or 9.93%. The significant increase in NOW deposits can be attributable primarily to increases in government funding deposits. The company experienced a shift from time deposits to non-interest bearing deposits during the nine months ended September 30, 2013. During the first nine months of 2013, the cost of deposits improved to 0.38%, compared to 0.47% at December 31, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012	Increase/(decrease)
Non-interest bearing deposits	$1,026,546	$891,401	$135,145	15.2%
NOW accounts	1,958,116	1,472,985	485,131	32.9%
Money market accounts	1,639,859	1,642,803	(2,944)	(0.2)%
Savings accounts	518,430	493,386	25,044	5.1%
Time deposits less than $100	925,118	1,017,925	(92,807)	(9.1)%
Time deposits $100 or greater	367,387	417,065	(49,678)	(11.9)%
Total deposits	$6,435,456	$5,935,565	$499,891	8.4%

Non-time deposits / total deposits	80%	76%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at September 30, 2013, a decrease of $30.0 million from December 31, 2012. Significant activity during the nine months ended September 30, 2013 included:

•	Net income of $32.2 million,

•	Cash dividends paid to common shareholders of $29.1 million,

•	Other comprehensive loss of $37.8 million, primarily attributable to rising long-term interest rates which negatively impacted the fair value of the available-for-sale investment portfolio, and

•	Shares issued under share-based plans, net of taxes, of $4.77 million.

Results of operations for the nine months ended September 30, 2013 and September 30, 2012

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the nine months ended September 30, 2013 as compared to the same period in 2012.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Nine Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$105,671	$164	0.21%	$289,272	$484	0.22%

U.S. Government agencies	960	28	3.90%	2,711	47	2.32%
Mortgage-backed securities/collateralized mortgage obligations	1,581,634	26,827	2.27%	1,496,323	29,925	2.67%
State and municipal*	666,872	32,884	6.59%	733,543	35,858	6.53%
Other bonds and securities	75,796	1,979	3.49%	83,117	1,951	3.14%
Total investments	2,325,262	61,718	3.55%	2,315,694	67,781	3.91%

Commercial loans*	3,556,488	111,740	4.20%	3,458,327	125,282	4.84%
Installment loans	1,011,509	32,190	4.25%	1,019,780	33,229	4.35%
Mortgage loans	664,463	23,388	4.71%	710,954	27,020	5.08%
Total loans	5,232,460	167,318	4.28%	5,189,061	185,531	4.78%
Total earning assets	7,663,393	229,200	4.00%	7,794,027	253,796	4.35%
Allowance for loan losses	(108,257)			(122,803)
Non-interest earning assets	756,887			747,619
Total assets	$8,312,023			$8,418,843

Interest Bearing Liabilities:
Interest bearing deposits	$5,169,446	$17,213	0.45%	$4,972,835	$20,645	0.55%
Customer repurchase agreements	529,847	1,398	0.35%	527,278	1,606	0.41%
Repurchase agreements	82,750	1,956	3.16%	82,774	2,673	4.31%
Short-term borrowings	12,557	41	0.44%	91	—	—%
Federal Home Loan Bank advances	296,417	5,042	2.27%	562,474	18,573	4.41%
Subordinated debentures	93,107	2,554	3.67%	144,476	5,586	5.16%
Total interest bearing liabilities	6,184,124	28,204	0.61%	6,289,928	49,083	1.04%
Non-interest bearing deposits	916,936			880,556
Other non-interest bearing liabilities	80,894			49,937
Total liabilities	7,181,954			7,220,421
Equity	1,130,069			1,198,422
Total liabilities and equity	$8,312,023			$8,418,843
NET INTEREST INCOME/MARGIN (FTE)		200,996	3.51%		204,713	3.51%
Tax equivalent interest		13,006			14,142
Net interest income		$187,990			$190,571

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

(dollars in thousands)	Nine Months Ended September 30, 2013 compared to 2012
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(287)	$(33)	$(320)

U.S. Government agencies	(40)	21	(19)
Mortgage-backed securities/collateralized mortgage obligations	1,635	(4,733)	(3,098)
State and municipal	(3,285)	311	(2,974)
Other bonds and securities	(180)	208	28
Total investments	(1,870)	(4,193)	(6,063)

Commercial loans	3,473	(17,015)	(13,542)
Installment loans	(268)	(771)	(1,039)
Mortgage loans	(1,706)	(1,926)	(3,632)
Total loans	1,499	(19,712)	(18,213)
Total interest income	(658)	(23,938)	(24,596)

Interest expense:
Interest bearing deposits	789	(4,221)	(3,432)

Customer repurchase agreements	8	(216)	(208)
Repurchase agreements	(1)	(716)	(717)
Short-term borrowings	41	—	41
Federal Home Loan Bank advances	(6,682)	(6,849)	(13,531)
Subordinated debentures	(1,668)	(1,364)	(3,032)
Total borrowed funds	(8,302)	(9,145)	(17,447)
Total interest expense	(7,513)	(13,366)	(20,879)
Increase (decrease) in net interest income (FTE)	$6,855	$(10,572)	$(3,717)

Short-term interest rates remain at historically low levels and continued to impact loan yields. However, since the end of the first quarter in 2013, the ten year Treasury yield has increased 76 basis points to 2.61% at September 30, 2013. Additionally, economic conditions continue to constrain opportunities for significant loan growth. The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.51% for the nine months ended September 30, 2013, unchanged from the prior year period. Net interest income declined by $2.6 million, or 1.4%, to $188 million for the nine months ended September 30, 2013, compared to the prior year period. The following initiatives were employed to mitigate the 9.8%, or $23.5 million ($24.6 million on a FTE basis), decrease to interest income for the nine months ended September 30, 2013:

•
Interest expense on FHLB advances decreased $13.5 million due to the termination of $400 million of FHLB advances on February 8, 2013, which were previously restructured during the third quarter of 2012.

•
On March 7, 2013, the Company redeemed all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The redemption contributed to the $3.0 million decrease in interest expense on subordinated debentures.

•
Deposit pricing initiatives resulted in a 9 basis point reduction to the cost of deposits for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, as the Company's average deposit rate declined to 0.38%. The decline in deposit cost reduced interest expense by $3.4 million for the comparative period.

Provision for Loan Losses

Provision for the nine months ended September 30, 2013 was $4.3 million, compared to $6.0 million for the same period in 2012. A $4.7 million reduction to net charge-offs for the nine months ended September 30, 2013, combined with a continued decline of classified loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $101 million at September 30, 2013. The allowance as a percentage of non-performing loans decreased to 184% at September 30, 2013 from 189% at June 30, 2013 and 195% at September 30, 2012. The allowance amounted to 1.91% of total loans at September 30, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses”.

Non-Interest Income

	Nine Months Ended
(dollars in thousands)	September 30,
	2013	2012	Increase/(decrease)
Wealth management	$20,700	$18,405	$2,295	12.5%
Service charges on deposit accounts	11,407	11,723	(316)	(2.7)%
Insurance commissions and fees	9,664	9,745	(81)	(0.8)%
Cash management and electronic banking fees	14,132	13,753	379	2.8%
Mortgage banking	5,598	5,142	456	8.9%
Bank owned life insurance	3,727	3,783	(56)	(1.5)%
Earnings (losses) of unconsolidated investments	653	1,349	(696)	(51.6)%
Other operating income	7,307	6,903	404	5.9%
Net gains (losses) from fair value changes of subordinated debentures	2,111	936	1,175	125.5%
Net gains (losses) on sales of investment securities	54	(123)	177	NM
Impairment related losses on investment securities	—	(154)	154	NM
Total non-interest income	$75,353	$71,462	$3,891	5.4%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the nine months ended September 30, 2013 and 2012 totaled $75.4 million and $71.5 million, respectively, and its components changed primarily due to the following items:

•
Wealth management income increased $2.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to improved new account activity in the brokerage unit and market value appreciation in the asset management unit of the Company's wealth management division.

•
The nine months ended September 30, 2013 included a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO") compared to a $0.9 million gain recognized in the prior year period for the change in fair value.

Non-Interest Expense

	Nine Months Ended
(dollars in thousands)	September 30,
	2013	2012	Increase/(decrease)
Salaries, wages and employee benefits	$93,824	$94,170	$(346)	(0.4)%
Premises and equipment	22,726	21,428	1,298	6.1%
FDIC insurance	4,111	3,734	377	10.1%
Other operating expenses	38,529	38,716	(187)	(0.5)%
Loss on debt extinguishment	64,888	—	64,888	NM
Total non-interest expense	$224,078	$158,048	$66,030	NM

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (f)
	Nine Months Ended
	September 30,
Efficiency ratio calculation	2013	2012
Non-interest expense	$224,078	$158,048
Less:
Loss on debt extinguishment	64,888	—
Operating expenses	$159,190	$158,048

Net interest income (taxable equivalent)	$200,996	$204,713

Non-interest income	75,353	71,462
Less:
Net gains (losses) from fair value changes of subordinated debentures	2,111	936
Net gains (losses) on investment securities	54	(277)
Adjusted revenue	$274,184	$275,516

Efficiency ratio	58.06%	57.36%

(f) Refer to the Statement regarding Non-GAAP Financial Measures in the beginning of Part I, Item 2.

Non-interest expense, inclusive of a loss on debt extinguishment of $64.9 million, totaled $224 million for the nine months ended September 30, 2013, compared to $158 million for the prior year period. The loss on debt extinguishment during the first quarter of 2013 is related to the repayment of $400 million of FHLB advances. Continued focus on expense controls resulted in stable operating expenses(f) of $159 million, as demonstrated by a 2013 year-to-date efficiency ratio(f) of 58.06%, consistent with the prior year period. Year-to-date operating expenses increased less than 1%, compared to the nine months ended September 30, 2012.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $2.8 million compared to $24.2 million for the nine months ended September 30, 2012. The reduced income tax expense for the nine months ended September 30, 2013, resulted from the first quarter pre-tax loss on debt extinguishment, thus the effective tax rate was 8.1% compared to 24.7% for the prior year period. The Company’s net deferred tax asset increased to $69.4 million at September 30, 2013, from $51.4 million at December 31, 2012, primarily from the impact of rising long-term interest rates which negatively impacted the fair value of the available-for-sale investment portfolio.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2013:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,292,505	$822,528	$341,944	$127,858	$175
Repurchase agreements	50,000	50,000	—	—	—
Federal Home Loan Bank advances	112,406	32,954	24,000	55,418	34
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	64,251	7,806	13,168	10,316	32,961
Total	$1,596,483	$913,288	$379,112	$193,592	$110,491

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

As measured using the consolidated statement of cash flows, the Company deployed $211 million of cash and cash equivalents during the nine month period ended September 30, 2013, compared to deploying $119 million of net cash for the nine months ended September 30, 2012. Operating activities generated $125 million of net cash year-to-date 2013, compared to $83.8 million for the same period in 2012. During the current year, cash was deployed in the following ways:

Investing activities

•	$489 million of investment security purchases

•	$69.5 million net increase in loans

Financing activities

•	$417 million net decrease of FHLB advances

•	$100 million decrease in short-term borrowings

•	$142 million decrease in time deposits

•	$65.2 million decrease in subordinated debentures as the result of the redemption of all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II

During the nine months ended September 30, 2013, cash was generated from the following additional sources:

Investing activities

•	$368 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$642 million increase in transaction and savings accounts

Capital

At September 30, 2013, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
National Penn	11.67%	12.16%	15.63%	16.54%	16.89%	17.80%
National Penn Bank	10.26%	10.02%	13.77%	13.83%	15.02%	15.09%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company executed two strategic initiatives (redemption of $65.2 million of subordinated debentures and repayment of $400 million of FHLB advances) during the first quarter of 2013 for asset/liability, interest rate risk, and capital management purposes. The changes in the Company's capital from December 31, 2012 to September 30, 2013 fully reflect the effect of these initiatives.

In July 2013, the Basel III capital rules were finalized and shall be effective January 1, 2015, with some transition period. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, is not expected to be material.

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2013:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,717,746	$670,204	$294,953	$124,800	$627,789
Letters of credit	139,981	113,841	26,063	63	14
Total	$1,857,727	$784,045	$321,016	$124,863	$627,803

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The reserve totaled $1.5 million at September 30, 2013.

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

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally include accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities and/or repricing of assets and liabilities (“gap risk”),

•	Risk that assets will repay or customers withdraw prior to contractual maturity (“option risk”),

•	Non-parallel changes in the slope of the yield curve (“yield curve risk”), and

•	Variation in rate movements of different indices (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,

•	Changes to maturity terms offered on products,

•	Changes to types of products offered,

•	Use of wholesale products such as advances from the FHLB or interest rate swaps, and/or

•	Purchase or sale of investment securities.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months based upon the Company's internal modeling:

	Change in Net Interest Income
Change in Interest Rates	September 30,
(in basis points)	2013	2012
+300	4%	2%
+200	3%	2%
+100	1%	1%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% based upon net interest income for both the twelve months ended September 30, 2013 and 2012.

Changes between periods in the table above reflect the Company's asset/liability management initiatives executed during the third quarter of 2012 and the first quarter of 2013, namely the restructuring and subsequent repayment of $400 million of FHLB advances and the redemption of $65.2 million of fixed rate subordinated debentures. Refer to Footnote 6 to the consolidated financial statements for additional details. As measured by the net interest income analysis, the Company continues to have an asset sensitive risk profile. As a result, in the event that interest rates increase, the Company's net interest income should benefit over the next twelve months.

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

As of September 30, 2013, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

At September 30, 2013, $3.6 billion, or 68.3%, of our loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

National Penn announced in October 2012, a corporate relocation plan, whereby we plan to open a Reading Area Business Center and move our corporate headquarters to Allentown, Pennsylvania over the next two years, while maintaining a presence in Boyertown. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than we have estimated and it may take us longer than expected to complete the project. In addition, the process of moving our corporate headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

National Penn's investment portfolio includes approximately $18 million in capital stock of the Federal Home Loan Bank of Pittsburgh as of September 30, 2013. This stock ownership is required of all Home Loan Bank members as part of the overall Home Loan Bank capitalization. If the Home Loan Bank experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank were to cease operations, or if National Penn were required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

National Penn may incur impairments to goodwill.

At September 30, 2013, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of September 30, 2013, National Penn had a deferred tax asset of approximately $69.4 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 146 million shares were outstanding as of September 30, 2013, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2013, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In lieu of a first quarter 2013 cash dividend, the Board of Directors approved an additional cash dividend of $0.10 per share, which was declared and paid in December 2012. In October 2013, the Board of Directors approved a fourth quarter 2013 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by National Penn of its common stock at any time during the quarter ended September 30, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Articles of Incorporation, as amended, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Report on Form 8-K dated September 25, 2013, as filed on September 30, 2013.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 7, 2013	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 7, 2013	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer