Form 10-K
period 2013-12-31
NATIONAL PENN BANCSHARES INC
filed 2014-03-03
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.
Commission file #000-22537-01

Pennsylvania	23-2215075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Hamilton Street, Suite 1100
Allentown, Pennsylvania 18101
(Address of principal executive offices)
Registrant’s telephone number, including area code: 800-822-3321

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange on which Registered
Common Stock (without par value)	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [x]	No [ ]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]	No [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [x] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates, based on the closing sale price as of June 30, 2013, was $1.2 billion.

As of February 24, 2014, the Registrant had 139,139,747 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 22, 2014 -- Part III.

1

i

PART I

The information in this Form 10-K includes certain forward-looking statements, including statements relating to National Penn’s financial condition, results of operations, asset quality and trends in its business that involve risks and uncertainties.  National Penn’s actual results may differ materially from the results discussed in these forward-looking statements.  Factors that might cause such a difference include those discussed in Item 1  “Business,” Item 1A  “Risk Factors,” Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Form 10-K.

Item 1.  BUSINESS

Overview

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Allentown, Pennsylvania.  Our address is 645 Hamilton Street, Suite 1100, Allentown, Pennsylvania 18101 (telephone number 800-822-3321). Prior to March 1, 2014, we were headquartered in Boyertown, Pennsylvania. In this report, "National Penn", "Company", "we", "us" and "our" refer to National Penn Bancshares, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

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

•
At December 31, 2013, National Penn operated 114 retail branch offices throughout thirteen counties in eastern Pennsylvania, five retail branch offices in Centre County, Pennsylvania, and one retail branch office in Cecil County, Maryland.

•
At December 31, 2013, National Penn had total assets of $8.6 billion, total loans of $5.3 billion, total deposits of $6.1 billion, and total shareholders’ equity of $1.1 billion. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data” of this Report.

Recent Developments

On January 30, 2014, under the terms of National Penn's previously announced repurchase plan, National Penn completed the repurchase of 7 million shares of its common stock from two affiliates of Warburg Pincus, at $10.77 per share (the closing price of National Penn common stock on the date the agreement was entered into). As a result, the ownership of National Penn common stock by these shareholders was reduced to approximately 13.6% of National Penn’s outstanding common stock. This transaction substantially completed our 2014 repurchase plan. For additional information, see National Penn’s Current Report on Form 8-K dated January 28, 2014.
Market Area

National Penn is headquartered in Allentown, Lehigh County, Pennsylvania.  This location strategically positions National Penn in the greater Lehigh Valley, as well as near Philadelphia to the southeast, and Reading and Lancaster to the west.

During 2013, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area.

Within this geographic region, there are six distinct market areas:

•	Northern Region - the greater Lehigh Valley area, consisting of Lehigh and Northampton Counties, and Carbon, Monroe and Luzerne Counties in northeast Pennsylvania;

•	Central Region - the Boyertown/Reading/Berks County area, Schuylkill County, and northwestern Montgomery County;

•	Eastern Region - eastern Montgomery County and Bucks County;

•	Southern Region - the greater Philadelphia metropolitan area including Philadelphia, Chester, Delaware and southern Montgomery Counties and Cecil County, MD;

•	Nittany Region - Centre County, consisting of the State College/Bellefonte area; and

•	Lancaster Region - greater Lancaster County.

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

Many of these competitors are significantly larger than National Penn; have greater resources, lending limits and larger branch systems; offer a wider array of financial services; and are also long-established in their geographic markets.  Refer to “General Development of Business” below.  In addition, some of these competitors are subject to a lesser degree of regulation than that imposed on National Penn.

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

Operating Segments

At December 31, 2013, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 20 to the consolidated financial statements included in Item 8 of this Report.  Footnote 20 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Community Banking Segment

Commercial Banking Commercial banking is our primary business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $59 million as of December 31, 2013, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high-quality relationships with strict guidelines related to customer credit worthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe this distinguishes us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services, including remote deposit capture, disbursement, collection, investment and electronic banking services.  Our customized product offerings are tailored to serve a wide range of customers from small business and middle market clients to municipalities and school districts with a focus on cost effective products designed to improve cash flow and utilization. We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs, and we offer U.S. Small Business Administration (“SBA”) products to qualified borrowers. As of December 31, 2013, our commercial loan portfolio was $3.7 billion, which represents 68% of our total loans outstanding.

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

National Penn Wealth Management, N.A., a national trust company headquartered in Pennsylvania and a subsidiary of National Penn Bank, offers investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions. Its division, National Penn Investors Trust Company (“NPITC”), serves the asset management needs of clients. NPITC works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”), to deliver strong investment returns through customized and highly disciplined investment strategies. The wealth management group currently manages $2.5 billion of assets.

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

For the year ended December 31, 2013, our efforts in the wealth and insurance businesses produced $40.0 million of fee income for the Company.

For those individuals requiring the highest levels of service and convenience when it comes to the management of their personal and business finances, National Penn Wealth Management offers Private Banking.  These relationships are serviced on a one-on-one basis by individual private bankers. Private Banking advantages include: a dedicated banker to navigate the Company's offerings and meet the client’s financial needs, special deposit and lending services, a wide range of investment and insurance services, and a full range of consumer and business banking services. Private Banking customers are high net worth individuals with income of $250,000 or more and investible net worth of $500,000 or more.

General Development of Business

National Penn Bank, then known as National Bank of Boyertown, was originally chartered in 1874.  National Bank of Boyertown converted to a holding company structure in 1982 by forming National Penn Bancshares, Inc. as a parent company to National Penn Bank.  National Bank of Boyertown changed its name to National Penn Bank in 1993 to reflect its growing market territory.

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 56 retail branch offices.  At December 31, 2013, National Penn had approximately $8.6 billion in total assets, and National Penn Bank conducted operations through 120 retail branch offices.

In 2013, National Penn's net income was $53.4 million, or $0.37 per diluted share, and net interest margin was maintained at 3.51%. Net income decreased from the prior year as a result of a first quarter 2013 $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. During 2013, National Penn paid cash dividends of $0.30 per common share. National Penn maintained a strong capital base with a total capital ratio of 16.72% at December 31, 2013.

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

Loan Portfolio

At December 31, 2013 and 2012, our portfolio was composed of the following balances:

	December 31, 2013		December 31, 2012
(dollars in thousands)		Percentage of		Percentage of
		Portfolio		Portfolio
Commercial and industrial	$2,460,664	46.1%	$2,495,855	47.6%

CRE - permanent	994,838	18.6%	907,760	17.3%
CRE - construction	198,334	3.7%	125,878	2.4%
Commercial real estate	1,193,172	22.3%	1,033,638	19.7%
Commercial	3,653,836	68.4%	3,529,493	67.3%

Residential mortgages	652,225	12.2%	671,772	12.8%
Home equity	762,608	14.3%	754,386	14.4%
All other consumer	264,599	5.0%	270,901	5.2%
Consumer	1,679,432	31.5%	1,697,059	32.4%

Loans	5,333,268	99.9%	5,226,552	99.7%

Loans held-for-sale	4,951	0.1%	14,330	0.3%

Total loans	$5,338,219	100.0%	$5,240,882	100.0%

Commercial Lending

We have a well diversified loan portfolio comprised of loans to customers across many industries. We originate loans primarily through direct solicitation of the borrower, referral sources, and loan participations with other banks. Secured or unsecured loans are available to qualifying customers to facilitate their working capital needs, real estate development, equipment financing, accounts receivable and inventory expansion. Many of our commercial customers are small businesses to which we offer a variety of products.

Our credit policies govern advance rates for collateral pledged to secure loans.  The majority of collateral consists of real estate, business equipment, eligible accounts receivable, raw materials, and finished inventory. Advance rates on collateral in our credit policies may be changed for individual customers depending upon their financial strength, collateral quality, and/or other loan terms.  For real estate secured loans, our credit policies also govern maximum loan-to-value, cash equity requirements, repayment accelerations, sellout time frames, and overall sponsor credit strength.

       Commercial and Industrial Loans

Commercial and industrial (“C&I”) loans typically provide customers with financing for equipment; owner-occupied real estate; and short-term working capital needs, raw materials, finished inventory, and accounts receivable.  C&I loans may be either term loans or credit lines, depending upon each customer’s needs, and are repaid from cash flow from the customer’s business. Term loans can be fixed or floating rate and typically have a five year maximum maturity. Amortization is normally dependent upon the economic life of the pledged asset, which is typically owner-occupied real estate or equipment. Term loans with floating rates are typically indexed to the Prime rate or LIBOR.  Lines of credit are provided to customers with fluctuating cash flow needs allowing them to borrow, repay, and re-borrow funds on an as-needed basis up to a pre-determined limit. Lines of credit are typically committed for one year and renewed annually, but they may be granted for longer if warranted by the financial strength of the borrower and/or the collateral pledged. Repayment of the line of credit is dependent upon the business cash flow and/or the conversion of assets, such as accounts receivable and inventory.  Interest rates for lines of credit are usually floating, typically indexed to the Prime rate or LIBOR.

Commercial Real Estate

Commercial real estate loans are typically made to developers for the construction or purchase of shopping centers, office buildings, mixed-use retail space and residential developments, including surrounding roadways, utilities and other infrastructure to support the project. Repayment of loans for permanent income producing properties is dependent upon the net cash flows received from tenants who lease space from property owners. For residential developments, repayment of the loan is dependent upon the sale of individual properties to consumers or in some cases to other developers. Terms of the loan generally range from one to three years, and interest rates are usually floating and are typically indexed to the Prime rate or LIBOR. We also provide loans to customers for the construction and/or long term financing of greater than five unit residential properties that are for rent.  Loan amortization may extend up to 25 years, depending on the financial strength of the customer. Customers repay these loans from net cash flows received from renting the individual units to tenants. Interest rates for these projects can be either fixed rates (up to ten year maximum terms) or floating rates, typically indexed to the Prime rate or LIBOR.

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

Investment Policies and Strategies

Our investment portfolio consists primarily of U.S. Agency and municipal bonds. The Agency bonds include debentures, mortgage-backed securities, and collateralized mortgage obligations issued by GNMA, FNMA and FHLMC. Agency and municipal bonds carry lower risk-based capital requirements than certain other types of securities. The primary purpose of our investment portfolio is to provide a source of liquidity, and as a result we focus on buying high-quality, highly marketable securities. Additionally, the investment portfolio supports our pledging needs for funding purposes and is an essential tool in interest rate risk management.  The Board of Directors establishes investment management and interest rate risk management guidelines.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2013, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2014.

Employees

At December 31, 2013, National Penn and its subsidiaries had 1,737 full- and part-time employees.  Our full-time equivalent ("FTE") employee count at December 31, 2013 was 1,631 compared to 1,648 at December 31, 2012.

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

Federal and state laws regulate the payment of dividends by National Penn's subsidiaries.  See “Supervision and Regulation" and "Regulation of National Penn Bank” in this Item 1 and refer to Footnote 15 to the consolidated financial statements included at Item 8 of this Report.  Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company. At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2013, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 15.46% and 16.72%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum.  At December 31, 2013, National Penn's leverage ratio was 11.63%.

In July 2013 the federal banking agencies amended their capital regulations to adopt a new regulatory capital framework for banks and bank holding companies that increases the minimum required levels of capital. For all financial institutions the new regulations establish a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent plus a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The amended regulations also raise the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and include a minimum leverage ratio of 4 percent. The largest banking organizations will be required to maintain significantly higher minimum ratios. For banks and bank holding companies with assets below $10 billion, including National Penn, the new framework will become effective on January 1, 2015.

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

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”).  Beginning April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC changed its methodology for determining assessment rates. While, historically, assessments were generally based on domestic deposits coupled with the risk classification of a depository institution, the new rate schedule is based on average consolidated total assets minus average tangible equity (Tier 1) capital. Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution's overall risk relative to other large institutions. The FDIC also may impose special assessments at any time it estimates that Deposit Insurance Fund reserves will fall to a level that would adversely affect public confidence. National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2013, and expects to be required to pay regular insurance assessments to the FDIC in 2014.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the minimum capital levels and ratios a bank must maintain, the reserves against deposits a bank must maintain with its district Federal Reserve Bank, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, including community offices. Pennsylvania law permits statewide branching.

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

The financial regulatory agencies promulgated the following regulatory actions implementing Dodd-Frank provisions that have significance to the business of National Penn, which became effective during 2013 and through February 2014:

•
The OCC amended its regulation governing national bank lending limits to expand the definition of ‘‘loans and extensions of credit’’ to include credit exposures arising from derivative transactions, repurchase agreements, reverse repurchase agreements, securities lending transactions and securities borrowing transactions.

•
The OCC and the Federal Reserve Board issued regulations revising their risk-based and leverage capital requirements for national banks and bank holding companies by adopting a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement; establishing limits on capital distributions and discretionary bonus payments if minimum risk-based capital requirements are not met; and amending the methodologies for determining risk-weighted assets.

•
The Consumer Financial Protection Bureau amended its electronic fund transfer regulations to eliminate a requirement that a fee notice be posted on ATMs and require an on-screen or paper fee disclosure.

•
The Federal Reserve Board issued regulations to permit bank holding companies to engage in foreign exchange transactions with retail customers subject to compliance with various requirements with respect to disclosure, recordkeeping, capital and margin, reporting, business conduct, and documentation.

•
The Consumer Financial Protection Bureau issued a series of amendments to its Truth-in-Lending regulations to implement new requirements regarding loan originator compensation; qualifications and licensing; mandatory arbitration; financing of single-premium credit insurance; mandatory escrow accounts for higher-priced mortgage loans; determining consumers’ ability to repay loans secured by a dwelling; limiting prepayment penalties; requiring pre-loan counseling for high-cost mortgage loans; delineating safe harbors for “qualified mortgages;” and requiring appraisals for higher-priced mortgage loans.

•
The Consumer Financial Protection Bureau amended its electronic fund transfer regulations to provide new protections, including disclosure requirements and error resolution and cancellation rights, to consumers who send remittance transfers to consumers or businesses in foreign countries, and the Federal Reserve Board and the Financial Crimes Enforcement Network (FinCEN) amended their Bank Secrecy Act regulations to ensure that anti-money laundering requirements cover remittance transfers.

Volcker Rule

As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, and SEC issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including National Penn. The Final Rules are effective April 1, 2014, with an extended effective date of July 2015.

Under the Final Rules, financial institutions are prohibited from owning certain covered funds. National Penn has reviewed its securities holdings and does not believe that any of them qualify as impermissible holdings. However, if future regulatory interpretation requires us to divest of any such investments, it could cause us to recognize unexpected losses on the dispositions.

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

Item 1A.  RISK FACTORS

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations, and these conditions may not significantly improve in the near future.

Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Concerns over the slow economic recovery, the level of national debt, unemployment, the availability and cost of credit, the housing market, inflation levels, the U.S. debt ceiling, the European sovereign debt crisis, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also experienced periods of heightened volatility and turmoil, with issuers (such as National Penn) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and other market disturbances may have an adverse effect on us, in part because a portion of our assets are investment securities and also because we are dependent upon customer behavior. Our revenues, including net interest income and net interest margin, are susceptible to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global financial crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic climate characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Issues with respect to the U.S. government’s debt ceiling and other budgetary and spending matters could contribute to the risk of slower economic growth. The nature and ultimate resolution of these issues, or a failure to achieve a timely and effective resolution, may adversely affect the U.S. economy through possible consequences including further downgrades in the ratings for U.S. Treasury securities, government shutdowns, or substantial spending cuts resulting from sequestration. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

National Penn is subject to pervasive and comprehensive federal and state regulatory requirements and possible regulatory enforcement actions, which may harm its business and financial results, its reputation, and its share price.

National Penn is supervised by the Federal Reserve, and National Penn Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”). Accordingly, National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations, which put each of them at risk of being the subject of a formal or informal supervisory enforcement action. The expansive regulatory framework is primarily designed to protect consumers, depositors and the government's deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism; that framework is not designed to protect shareholders.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny.  While National Penn has policies and procedures designed to prevent regulatory violations, there is a risk that such violations will occur. Failure by National Penn to comply with these requirements could result in adverse action by regulators, which would negatively affect National Penn's reputation and could adversely affect National Penn's ability to manage its business, and as a result, could be materially adverse to National Penn's shareholders.

The impact of legislation, including proposed legislation, and government programs adopted in response to the economic downturn, the U.S. debt ceiling and budget deficit concerns cannot be predicted at this time, and such legislation is subject to change.

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

The impact of legislation, including proposed legislation, and government programs adopted in response to the economic downturn, the U.S. debt ceiling and budget deficit concerns cannot be predicted at this time, and such legislation is subject to change.  National Penn cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on National Penn.  National Penn will have to devote a substantial amount of management and financial resources to ensure compliance with such regulatory changes, including all applicable provisions of the Dodd-Frank Act and its implementing rules as they are finalized and released, which may increase National Penn's costs of operations.  In addition, in some cases, National Penn's ability to comply with regulatory changes may be dependent on third party vendors taking timely action to achieve compliance.  Any such changes may also negatively affect National Penn's financial performance, the calculation of its capital ratios, its ability to expand its products and services and/or to increase the value of its business and, as a result, could be materially adverse to National Penn's shareholders.

Our credit quality has been and may continue to be adversely affected by economic conditions.

Economic conditions have adversely impacted National Penn’s business and its results of operations, including the quality of National Penn’s credit portfolio. Beginning in late 2008, we experienced a downturn in the overall credit performance of our loan portfolio. Our loan portfolio has improved in credit quality since the downturn; however, in the aftermath of recessionary conditions, national and regional unemployment remains high and individuals have fewer sources of liquidity, many borrowers may continue to have a decreased ability to meet their loan obligations. Delayed improvement or another period of deterioration in the quality of our credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition and results of operations.

Commercial, construction and real estate loans increase our exposure to credit risk.

As of December 31, 2013, $3.7 billion, or 68.4%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

Our allowance for loan losses may prove inadequate or we may be required to make further additions to our allowance for loan losses because of credit risk exposure.

We maintain an allowance for possible loan losses. If the economy and/or the real estate market weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

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

Changes in interest rates may reduce profits. Our primary source of income currently is net interest income. Net interest income is the differential, or the net interest spread, between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market rate changes. When our interest-bearing liabilities reprice or mature more quickly than interest-earning assets in a period, an increase in market interest rates could reduce our net interest income. Similarly, when interest-earning assets reprice or mature more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are sensitive to many factors that are beyond National Penn’s control, including general economic conditions, and monetary and fiscal policies of various governmental regulatory agencies, including the Federal Reserve.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing and balance of the different types of interest-earning assets and interest-bearing liabilities. However, our ability to lower our interest expense is limited at the current lower interest rate levels, while the average yield on our interest-earning assets may continue to decrease. We have been able to achieve a relatively stable net interest margin over the last several years; however, a failure to effectively manage our interest rate risk could materially adversely affect our net interest spread, loan origination volume, asset quality and overall profitability.

National Penn could experience unanticipated costs and disruptions to our operations in connection with our corporate relocation plan.

As part of our corporate relocation plan, announced in October 2012, we have opened a Reading Area Business Center and will move our corporate headquarters to Allentown, Pennsylvania in the first quarter of 2014, while maintaining a presence in Boyertown. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than we have estimated. In addition, the process of moving our corporate headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania, and to a lesser extent, National Penn's deposit base is primarily generated from this area. As a result, our consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions beginning in 2008 caused an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. Delayed improvement or another decline in the regional real estate market could again harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is another decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

Declines in asset values may result in impairment charges and adversely impact the value of our investments, financial performance and capital.

National Penn maintains an investment portfolio that includes, but is not limited to, municipal bonds, bank equity securities, and individual trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

Our investment portfolio includes approximately $37.6 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of December 31, 2013. This stock ownership is required for National Penn to qualify for membership in the Federal Home Loan Bank system, which enables it to borrow funds under the FHLB advance program. If the Home Loan Bank experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the Home Loan Bank. If the Home Loan Bank was to cease operations, or if National Penn was required to write-off its investment in the Home Loan Bank, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

National Penn may incur impairments to goodwill.

At December 31, 2013, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of December 31, 2013, National Penn had a deferred tax asset of approximately $81.8 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

National Penn may be required to pay higher FDIC premiums or special assessments that could adversely affect our earnings.

Bank failures over recent years severely depleted the FDIC's insurance fund.  In response, the FDIC took various measures in 2009 and early 2010. The Dodd-Frank Act, adopted in July 21, 2010, requires the FDIC to increase reserves against future losses, which requires increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. In addition, the FDIC may issue a special assessment across all FDIC insured institutions. Any future increases in assessments or higher periodic fees could adversely affect National Penn's earnings.

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

National Penn Bank and National Penn's non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn's non-bank competitors are subject to less extensive regulations than those governing National Penn's banking operations. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. As a result, such non-bank competitors may have advantages over National Penn Bank and its non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn's margins on banking and non-banking services, reduce its market share and adversely affect its earnings and financial condition.

Inability to hire or retain key personnel could adversely affect National Penn's business.

National Penn and its subsidiaries face intense competition from various other financial institutions, as well as from non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and government organizations, for the attraction and retention of key personnel. As a result, National Penn may not be able to attract or retain talented employees, specifically those who generate and maintain National Penn's customer relationships and serve in other key operation positions in the areas of finance, credit administration, loan functions and information technology. The inability to hire or retain key personnel may result in the loss of potential and/or existing substantial customer relationships and may adversely affect National Penn's ability to compete effectively.

Interruptions to or security breaches of National Penn's information systems could negatively affect National Penn's financial performance and reputation.

In conducting its business, National Penn relies heavily on its information systems. Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by National Penn or by a third party and whether intentional or not. Any such failure, interruption or breach could result in failures or disruptions in National Penn's customer relationship management, general ledger, deposit, loan and other systems. Fraudulent activity committed against National Penn or its clients, such as check fraud, electronic fraud, wire fraud, “phishing”, social engineering or other deceptive acts, could also jeopardize the security of information stored in and transmitted through National Penn’s computer systems and network infrastructure. The policies, procedures and technical safeguards put in place by National Penn to prevent or limit the effect of any failure, interruption or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.

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

We rely on third-party vendors to provide key components of our business infrastructure.
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, internet banking, website, general ledger, investment, deposit, loan servicing and loan origination systems. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us, and replacing these third party vendors could result in significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations as well as reputational risk.

If National Penn's information technology is unable to keep pace with its growth or industry developments, National Penn's financial performance may suffer.

Effective and competitive delivery of National Penn's products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors, such as firms which license their software solutions to National Penn. National Penn's continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of National Penn's competitors have greater resources to invest in technological improvements. As technology in the financial services industry changes and evolves, as is occurring in the payments industry, keeping pace becomes increasingly complex and expensive for National Penn.  There can be no assurance that National Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. In addition, the ongoing development and increasing use of "social media" presents challenges and opportunities that can lead to product communication and innovation issues as well as reputation risk.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 146 million shares were outstanding as of December 31, 2013, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2013, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2013, the Board of Directors approved a fourth quarter 2013 cash dividend of $0.10 per share, and in January 2014, the Board of Directors approved a first quarter 2014 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will increase its dividend to historical levels or otherwise.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

•	Growth and profitability of National Penn's non-interest income or fee income may be less than expected, particularly as a result of financial market conditions.

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

•
Significant negative industry or economic trends, including declines in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn Bancshares, Inc. does not own or lease any property.  Currently, National Penn Bank owns 81 properties and leases 87 other properties.   National Penn’s other direct and indirect subsidiaries lease 8 properties.  The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

Effective March 1, 2014, the principal office of National Penn and National Penn Bank is leased by National Penn Bank and located at 645 Hamilton Street, Suite 1100, Allentown, Pennsylvania 18101. The lease has a 20 year term, with two renewal options for a total of 9 years and 11 months, and covers approximately 126,000 square feet. Other key properties are a leased facility in Spring Township, Berks County ("the Reading Area Business Center"), with 48,000 square feet, with a lease term of 20 years and two renewal terms for a total of 9 years and 11 months, and seven properties, either owned or leased, all in the vicinity of Philadelphia and Reading Avenues, Boyertown, Pennsylvania. During 2014, National Penn Bank plans to consolidate nine retail branch offices, five of which, including four supermarket branches, are located within 2 miles of other retail branch offices.

National Penn Bank, including all divisions, currently operates 119 retail branch offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as one located in Cecil County, Maryland.  Fifty-seven of these retail branch offices are owned; 63 are leased.   In addition, National Penn Bank presently owns 125 automated teller machines located throughout these fifteen counties, which are primarily located at retail branch office locations.

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of March 3, 2014, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years
Scott V. Fainor	52
President and Chief Executive Officer of National Penn Bancshares, Inc. and National Penn Bank since January 27, 2010. Senior Executive Vice President and Chief Operating Officer of National Penn and President and Chief Executive Officer of National Penn Bank from February 1, 2008 through January 27, 2010.

Michael J. Hughes	57
Senior Executive Vice President and Chief Financial Officer effective January 1, 2013. Group Executive Vice President and Chief Financial Officer from August 2009 to December 2012. Chief Executive Officer of BSCV, Inc. and Chief Restructuring Officer at Boscov’s Department Store, LLC from May 2008 through August 30, 2009.

Sandra L. Bodnyk	62
Senior Executive Vice President and Chief Risk Officer effective January 1, 2013. Group Executive Vice President & Chief Risk Officer from March 2009 to December 2012. Group Executive Vice President, Consumer/Small Business Banking from February 1, 2008 through March 26, 2009.

David B. Kennedy	52
Senior Executive Vice President and Chief Banking Officer effective January 1, 2013. Group Executive Vice President and head of General Banking from January 2010 to December 2012. President of Northern Region from February 1, 2008 to March 1, 2010.

H. Anderson Ellsworth	66
Group Executive Vice President, Corporate Secretary and Chief Legal Officer since January 18, 2011. Executive Vice President and Securities Law Compliance Director of National Penn from January 2007 to January 2011.

Tito L. Lima	49
Executive Vice President, Corporate Controller since October 30, 2013. Senior Vice President-Finance and Chief Accounting Officer, TriState Capital Bank, from February 2009 to August 2013. Chief Accounting Officer, FNB Corp. and Chief Financial Officer, First National Bank of Pennsylvania, from March 2008 to February 2009.

Stephen C. Lyons	40
Senior Vice President and Chief Accounting Officer since October 11, 2013. Senior Vice President and Manager-Accounting Policy from January 2013 to October 2013. Vice President since January 2011. Senior Financial Reporting Accountant, CITCO Fund Services from October 2009 to January 2011. Assurance Senior, Ernst & Young LLP, from January 2006 to October 2009.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2013, National Penn had 7,271 shareholders of record.

The following table reflects the high and low closing sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

Market Value of Common Stock

	2013		2012
	High	Low	High	Low
1st Quarter	$10.80	$9.46	$9.29	$8.30
2nd Quarter	10.52	9.39	9.55	8.29
3rd Quarter	11.25	9.97	9.79	8.67
4th Quarter	11.54	9.71	9.49	8.57

Cash Dividends Declared on Common Stock

	2013	2012
1st Quarter(a)	$—	$0.05
2nd Quarter	0.10	0.07
3rd Quarter	0.10	0.09
4th Quarter (a)	0.10	0.20
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

On January 28, 2014, the Company announced its repurchase of 7 million shares, of the 25.9 million outstanding shares, which Warburg Pincus held in NPBC common stock. Warburg Pincus maintains a 13.6% position in the Company. Refer to Footnote 21 to the consolidated financial statements included in Item 8 of this Report for additional information related to this transaction.

Stock Repurchases

There were no stock repurchases done in 2013. In the fourth quarter of 2013, the Board of Directors authorized the repurchase of up to five percent (5%) of the outstanding shares of National Penn's common stock during 2014. The authorization of this repurchase plan superseded all pre-existing share repurchase plans.

In the first quarter of 2014, the Company announced the repurchase of 7 million shares owned by Warburg Pincus. Refer to Footnote 21 to the consolidated financial statements included in Item 8 of this Report for additional information related to this transaction.

In 2012, the Board of Directors authorized the repurchase of up to 7.5 million shares of National Penn's common stock throughout 2012, which represented approximately five percent (5%) of the outstanding shares. The Company repurchased all 7.5 million shares authorized for repurchase during 2012.

National Penn’s ability to repurchase shares of its common stock is subject to regulatory restrictions. Information on these restrictions is set forth in “Dividend Restrictions” in Item 1 and should be reviewed in conjunction with Footnote 15 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2008, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
National Penn Bancshares, Inc.	100.00	41.42	57.80	61.44	71.00	88.89
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46

Source: SNL Financial LC, Charlottesville, VA
© 2014

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

Five Year Statistical Summary

(dollars in thousands, except share and per share data)	As of and for the
	Year Ended December 31,
BALANCE SHEET	2013	2012	2011	2010	2009
Total assets	$8,591,848	$8,529,522	$8,486,281	$8,844,620	$9,483,910
Total investment securities and other securities	2,396,298	2,334,739	2,314,111	2,259,690	2,180,541
Total loans, net	5,241,852	5,129,927	5,061,461	5,176,669	5,878,229
Deposits	6,072,578	5,935,565	5,874,819	6,059,173	6,738,852
Borrowings	1,282,289	1,344,324	1,370,399	1,590,996	1,633,434
Total shareholders’ equity	1,131,866	1,161,292	1,180,687	1,137,437	1,069,468
Tangible common equity (c)	866,733	892,399	906,638	708,500	608,982
Percent shareholders’ equity to total assets	13.17%	13.61%	13.91%	12.86%	11.28%
Percent tangible common equity to tangible assets (c)	10.41%	10.80%	11.04%	8.27%	6.64%

Assets under management	$2,504,717	$2,256,319	$2,141,737	$2,092,149	$1,789,987

EARNINGS (b)
Total interest income	$288,279	$316,828	$346,834	$387,249	$421,143
Total interest expense	36,217	62,822	86,931	116,017	168,634
Net interest income	252,062	254,006	259,903	271,232	252,509
Provision for loan losses	5,250	8,000	15,000	95,000	154,025
Net interest income after provision for loan losses	246,812	246,006	244,903	176,232	98,484
Net gains (losses) from fair value changes on subordinated debentures	2,111	683	(2,530)	(10,373)	(4,427)
Net gains (losses) on sales of investment securities	54	(119)	2,719	214	(2,857)
Net impairment losses on investment securities	—	(154)	—	(1,390)	(101,791)
Loss on sale of building	—	—	1,000	—	—
Gain on pension curtailment	—	—	—	4,066	—
Other non-interest income	95,902	95,558	94,654	105,705	107,555
Goodwill impairment	—	—	—	8,250	275,000
Loss on debt extinguishment	64,888	—	2,633	—	—
Corporate reorganization expense	6,000	—	2,200	—	—
Other non-interest expense	211,023	210,310	221,197	233,426	233,616
Income (loss) before income taxes	62,968	131,664	112,716	32,778	(411,652)
Income tax expense (benefit)	9,581	32,754	25,172	11,441	(63,613)
Net income (loss)	53,387	98,910	87,544	21,337	(348,039)
Preferred dividends and accretion of preferred discount	—	—	(1,691)	(8,021)	(8,340)
Accelerated accretion from redemption of preferred stock	—	—	(1,452)	—	—
Net income (loss) available to common shareholders	$53,387	$98,910	$84,401	$13,316	$(356,379)

Cash dividends - common stock (a)	$43,696	$61,401	$13,651	$5,136	$23,343
Cash dividends - preferred stock	—	—	1,583	7,500	6,937
Dividend payout ratio - common (a)	81.85%	62.08%	16.17%	38.57%	NM
Return on average assets	0.64%	1.17%	1.02%	0.23%	NM
Return on average total shareholders' equity	4.72%	8.25%	7.58%	1.95%	NM
Return on average common shareholder's equity	4.72%	8.25%	7.50%	1.41%	NM
Return on average tangible common equity (c)	6.18%	10.66%	9.95%	2.07%	NM

PER SHARE DATA
Basic earnings (loss) available to common shareholders	$0.37	$0.66	$0.56	$0.10	$(3.61)
Diluted earnings (loss) available to common shareholders	0.37	0.66	0.56	0.10	(3.61)
Dividends paid in cash (a)	0.30	0.41	0.09	0.04	0.28
Book value	7.76	8.00	7.77	7.23	7.33
Tangible book value (c)	5.94	6.15	5.97	5.18	4.84

Weighted average shares basic	145,602,670	150,566,098	151,386,614	128,118,298	98,818,526
Weighted average shares diluted	146,044,058	150,859,995	151,653,646	128,186,651	98,818,526

Staff – Full-time equivalents	1,631	1,648	1,688	1,728	1,756

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(b) Results of operations are included for Christiana Bank and Trust beginning January 4, 2008 through December 3, 2010.
(c) Non-GAAP measures are discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2013 and financial condition of the Company as of December 31, 2013, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2013, included in this Report in Item 8.

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

•
Adjusted net income and adjusted return on assets excludes the effects of certain gains and losses, adjusted for applicable taxes. Adjusted net income and adjusted return on assets provides a method to assess earnings performance by excluding items that management believes are not comparable among the periods presented.

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

The current economic climate and interest rate environment present challenges for financial institutions in achieving their business goals. The Company’s financial performance is substantially affected by external factors beyond its control. Issues such as the uncertainty of the domestic economic climate, counterparty creditworthiness, the functioning and availability of liquidity in capital markets and consumer demand for products and services are all impacted by legislative and regulatory initiatives of the federal government.

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements in this document are subject to risks and uncertainty.  Forward-looking statements include information concerning possible or assumed future results of operations by the Company.  When we use words such as “believe”, “expect”, “anticipate”, or similar expressions, we are making forward-looking statements.  Additional information concerning forward-looking statements is contained in this Report at Item 1A Risk Factors, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, which the Company performs during the second quarter of each year. The Company has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of one of the Company’s identified reporting units is less than its carrying value. If the results of the qualitative assessment indicate the potential for impairment, the Company would perform the two-step goodwill impairment analysis.

In performing the two-step goodwill impairment analysis, if necessary, the estimated fair value of each reporting unit is compared to its carrying value, inclusive of the goodwill assigned to it. If the carrying value of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of income with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are community banking and other for purposes of the goodwill impairment analysis.

In performing its analysis of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data are used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of income for purposes of determining the current period’s net income.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions. Any interest and penalties, when applicable, related to uncertain tax positions is recognized in income tax expense in the consolidated statement of income.

Other-Than-Temporary Impairment

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment (OTTI). This analysis is performed at least quarterly, and includes the consideration of numerous factors including, but not limited to, the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the investment’s recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of income. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the "credit" and "other" components. The "other" component of the OTTI is included in other comprehensive income, net of the tax effect, and the "credit" component of the OTTI is included in the consolidated statement of income as a reduction to non-interest income.

2013 OVERVIEW

(dollars in thousands, except per share data)	Year Ended December 31,
	2013	2012
EARNINGS
Total interest income	$288,279	$316,828
Total interest expense	36,217	62,822
Net interest income	252,062	254,006
Provision for loan losses	5,250	8,000
Net interest income after provision for loan losses	246,812	246,006
Net gains from fair value changes of subordinated debentures	2,111	683
Net gains (losses) on investment securities	54	(273)
Other non-interest income	95,902	95,558
Loss on debt extinguishment	64,888	—
Corporate reorganization expense	6,000	—
Other non-interest expense	211,023	210,310
Income before income taxes	62,968	131,664
Income tax expense	9,581	32,754
Net income	$53,387	$98,910

Basic earnings per share	$0.37	$0.66
Diluted earnings per share	0.37	0.66
Dividends per share (a)	0.30	0.41

Net interest margin	3.51%	3.50%
Efficiency ratio (d)	57.80%	57.12%
Return on average assets	0.64%	1.17%
Adjusted return on average assets (d)	1.18%	1.17%
Asset Quality Metrics
Allowance / total loans	1.81%	2.12%
Non-performing loans / total loans	0.99%	1.03%
Delinquent loans / total loans	0.55%	0.46%
Allowance / non-performing loans	183%	206%
Net charge-offs / average loans	0.38%	0.46%

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(d) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

•
Net income totaled $53.4 million for the year ended December 31, 2013, or $0.37 per diluted share, compared to net income of $98.9 million, or $0.66 per diluted share, in the comparable prior year period. The decrease in net income resulted from a first quarter $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain because these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes. Finally, during the fourth quarter of 2013, the Company recognized a $6.0 million ($3.9 million after-tax) corporate reorganization charge. This charge is a result of strategic actions involving the rationalization of the current expense base, including the consolidation of both branches and administrative facilities. Adjusting for these non-recurring items, adjusted net income for 2013 was $98.1 million, or $0.67 per diluted share, compared to $98.5 million, or $0.66 per diluted share, for 2012.

•
Net interest income totaled $252 million for the twelve months ended December 31, 2013 compared to $254 million for the twelve months ended December 31, 2012. The previously discussed management initiatives have allowed the Company to maintain a consistent net interest margin of 3.51% for the twelve months ended December 31, 2013, compared to 3.50% for the twelve months ended December 31, 2012, as average earning assets have declined $119 million to $7.7 billion compared to $7.8 billion for the twelve months ended December 31, 2012.

•
Asset quality continues to improve. Classified loans declined by 26.7% since December 31, 2012. For the year ended December 31, 2013, net charge-offs declined by $3.8 million compared to the prior year period. Non-performing loans declined to 0.99% of total loans at December 31, 2013, compared to 1.03% at December 31, 2012. The sustained improvement in asset quality resulted in a $2.8 million decrease to the provision for loan losses which totaled $5.3 million for the twelve months ended December 31, 2013, compared to $8.0 million for the twelve months ended December 31, 2012.

•
Other non-interest income increased slightly over the prior year period and totaled $95.9 million for the twelve months ended December 31, 2013, compared to $95.6 million for the twelve months ended December 31, 2012. Items having a significant impact on other non-interest income included income from wealth management, which increased $2.7 million, and mortgage banking, which declined $1.1 million, when compared to the results for the twelve months ended December 31, 2012.

•
Non-interest expense, excluding the first quarter loss on debt extinguishment of $64.9 million and the fourth quarter restructuring charge of $6.0 million, continued to be stable at $211 million for the twelve months ended December 31, 2013, which was a $0.7 million, or 0.34%, increase compared to the twelve months ended December 31, 2012. The efficiency ratio(d) remained stable at 57.80% for the twelve months ended December 31, 2013, compared to 57.12% for 2012, as the Company continues to effectively manage expense levels.

Adjusted net income and return on average assets(d) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(d).

(dollars in thousands, except per share data)	Year Ended December 31,
	2013		2012
Adjusted net income reconciliation
Net income	$53,387		$98,910
After tax unrealized fair value gain on subordinated debentures	(1,372)		(444)
After tax loss on debt extinguishment	42,177		—
After tax corporate reorganization expense	3,900		—
Adjusted net income	$98,092		$98,466

Earnings per share
Net income	$0.37		$0.66
After tax unrealized fair value gain on subordinated debentures	(0.01)		—
After tax loss on debt extinguishment	0.29		—
After tax corporate reorganization expense	0.03		—
Adjusted net income	$0.67	(e)	$0.66

Average assets	$8,330,441		$8,424,322
Adjusted return on average assets	1.18%		1.17%

(d) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.
(e) Difference in summation of adjusted net income due to rounding.

Adjusted net income was stable at $98.1 million, or $0.67 per diluted share, for 2013 compared to $98.5 million, or $0.66 per diluted share, for 2012. The stability in adjusted net income is the result of the stability of the net interest margin, enhanced by improving asset quality and control of operating expense levels.

Adjustments to 2013 net income included the following:

•
Non-interest expense included a loss on debt extinguishment of $64.9 million, or $42.2 million after tax ($0.29 per diluted share) and a $6.0 million, or $3.9 million after tax ($0.03 per diluted share), charge for corporate reorganization expense.

•	Non-interest income excluded a $2.1 million, or $1.4 million after tax ($0.01 per diluted share), gain on the Company’s subordinated debentures accounted for at fair value.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Balance Sheet

(dollars in thousands, except per share data)	As of December 31,
	2013	2012
Total cash and cash equivalents	$283,523	$428,128
Investment securities and other securities	2,396,298	2,334,739
Total loans	5,338,219	5,240,882
Total assets	8,591,848	8,529,522
Deposits	6,072,578	5,935,565
Borrowings	1,282,289	1,344,324
Shareholders' equity	1,131,866	1,161,292
Tangible book value per common share (d)	$5.94	$6.15
Tangible common equity / tangible assets (d)	10.41%	10.80%

(d) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

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

Federal Reserve economic data regarding the Third District, in which the Company operates, suggests the following trends:

•	Modest growth in general retail sales, commercial real estate leasing, and auto sales.

•	Loan volumes continued to grow at a modest pace across most categories.

•	Business contacts in most sectors continued to express confidence in the underlying economy as firms continued to expand cautiously in regards to hiring and capital expenditures.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at December 31, 2013 and 2012:

(dollars in thousands)	December 31,
	2013	2012	Increase/(Decrease)
Commercial and industrial	$2,460,664	$2,495,855	$(35,191)	(1.4)%

CRE - permanent	994,838	907,760	87,078	9.6%
CRE - construction	198,334	125,878	72,456	57.6%
Commercial real estate	1,193,172	1,033,638	159,534	15.4%
Commercial	3,653,836	3,529,493	124,343	3.5%

Residential mortgages	652,225	671,772	(19,547)	(2.9)%
Home equity	762,608	754,386	8,222	1.1%
All other consumer	264,599	270,901	(6,302)	(2.3)%
Consumer	1,679,432	1,697,059	(17,627)	(1.0)%

Loans	$5,333,268	$5,226,552	$106,716	2.0%

Allowance for loan losses	96,367	110,955	(14,588)	(13.1)%

Loans, net	$5,236,901	$5,115,597	$121,304	2.4%

Loans held-for-sale	$4,951	$14,330	$(9,379)	(65.5)%

The following table summarizes the composition of the Company’s loan portfolio at each of the past five fiscal year-ends:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Commercial and industrial	$2,460,664	$2,495,855	$2,420,027	$2,434,960	$2,803,144
CRE - permanent	994,838	907,760	855,524	768,988	831,127
CRE - construction	198,334	125,878	156,064	281,056	406,331
Residential mortgages	652,225	671,772	710,322	752,629	827,968
Home equity	762,608	754,386	747,558	745,124	785,445
All other consumer	264,599	270,901	286,390	331,181	352,457
Loans	5,333,268	5,226,552	5,175,885	5,313,938	6,006,472
Loans held-for-sale	4,951	14,330	12,216	12,785	18,028
Total loans	$5,338,219	$5,240,882	$5,188,101	$5,326,723	$6,024,500

Loans increased by $107 million, or 2.0%, to $5.3 billion at December 31, 2013. Emphasis on loans to commercial customers resulted in commercial loan growth of $124 million, or 3.5%, from December 31, 2012. The growth in the commercial portfolio was offset by payments and prepayments of consumer loans and sales of residential mortgage loans in the secondary market of $17.6 million during the same period. Additionally, loan growth was inclusive of a $69.7 million, or 26.7%, decrease to classified loans since December 31, 2012. Net charge-offs during 2013 totaled $19.8 million compared to $23.7 million for 2012, and the provision was $5.3 million during the twelve months ended December 31, 2013, resulting in a decrease to the allowance for loan losses, which totaled $96.4 million at December 31, 2013.

Maturities and sensitivity to changes in interest rates in the Company’s commercial loan portfolio at December 31, 2013 are summarized below:

(dollars in thousands)	One Year	After One Year to	After Five
	or Less*	Five Years	Years	Total
Commercial and industrial	$488,472	$1,135,077	$837,115	$2,460,664
CRE - permanent	88,865	374,797	531,176	994,838
CRE - construction	73,248	60,092	64,994	198,334
Total	650,585	1,569,966	1,433,285	3,653,836
Predetermined interest rate	253,977	1,045,833	698,492	1,998,302
Floating interest rate	396,608	524,133	734,793	1,655,534
Total	$650,585	$1,569,966	$1,433,285	$3,653,836
*Demand loans, past-due loans and overdrafts are reported in "One Year or Less."

Determinations of maturities included in the loan maturity table are based upon contractual terms. Loans are renewed after an evaluation of the customer’s creditworthiness in accordance with the Company’s credit policy. This policy also provides parameters for use of customer credit lines.

The following table demonstrates select asset quality metrics for the past five years:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Non-performing loans	$52,591	$53,908	$66,976	$82,111	$123,092
Non-performing loans to total loans	0.99%	1.03%	1.29%	1.54%	2.04%
Delinquent loans	$29,435	$24,048	$24,801	$27,806	$25,464
Delinquent loans to total loans	0.55%	0.46%	0.48%	0.52%	0.42%
Classified loans (f)	$191,589	$261,293	$370,439	$479,336	$501,485
Classified loans to total loans	3.59%	4.99%	7.14%	9.00%	8.32%
Tier 1 capital and allowance	$1,038,293	$1,093,103	$1,104,942	$1,074,197	$955,489
Classified loans to Tier 1 capital and allowance	18.45%	23.90%	33.53%	44.62%	52.48%
Total loans	$5,338,219	$5,240,882	$5,188,101	$5,326,723	$6,024,500

(f) Includes non-performing loans

The following table summarizes the Company’s non-performing assets for the past five years:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Non-accrual commercial and industrial	$14,935	$24,653	$31,081	$34,869	$40,248

Non-accrual CRE-permanent	4,258	2,984	7,403	17,821	15,570
Non-accrual CRE-construction	12,128	5,446	12,218	19,392	47,057
Total non-accrual commercial real estate	16,386	8,430	19,621	37,213	62,627

Non-accrual residential mortgages	7,037	7,066	4,504	5,802	12,800
Non-accrual home equity	4,787	3,692	3,046	2,133	1,920
All other non-accrual consumer	1,731	1,705	3,176	2,094	4,921
Total non-accrual consumer	13,555	12,463	10,726	10,029	19,641

Total non-accrual loans	44,876	45,546	61,428	82,111	122,516

Restructured loans (g)	7,715	8,362	5,548	—	576
Total non-performing loans	52,591	53,908	66,976	82,111	123,092

Other real estate owned and repossessed assets	1,278	3,029	7,716	7,453	4,208
Total non-performing assets	53,869	56,937	74,692	89,564	127,300

Loans 90+ days past due & still accruing	3,466	2,027	2,010	1,753	2,694
Total non-performing assets and loans 90+ days past due	$57,335	$58,964	$76,702	$91,317	$129,994

Total loans	$5,338,219	$5,240,882	$5,188,101	$5,326,723	$6,024,500
Average total loans	$5,238,606	$5,193,376	$5,202,255	$5,761,647	$6,286,830
Allowance for loan losses	$96,367	$110,955	$126,640	$150,054	$146,271

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	168%	188%	165%	164%	113%
Non-performing loans	183%	206%	189%	183%	119%
Total loans	1.81%	2.12%	2.44%	2.82%	2.43%

(g) Restructured loans at December 31, 2013, included $0.9 million of commercial loans and $6.8 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans for the past three fiscal years ended:

(dollars in thousands)	December 31,
	2013	2012	2011
Total non-accrual loans	$44,876	$45,546	$61,428
Non-accrual loans with partial charge-offs	13,671	18,221	28,919
Life-to-date partial charge-offs on non-accrual loans	20,049	20,965	30,284
Charge-off rate of non-accrual loans	59.5%	53.5%	51.2%
Specific reserves on non-accrual loans	5,761	1,264	8,162

At December 31, 2013, the Company’s non-accrual loans totaled $44.9 million and included $13.7 million of non-accrual loans which have been partially charged-off by 59.5% or $20.0 million. Non-performing loans totaled 0.99% of total loans at December 31, 2013, compared to 1.03% at December 31, 2012. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans had a specific reserve in the allowance of $8.3 million related to $31.0 million of underlying principal balances compared to $3.1 million and $10.3 million, respectively, at December 31, 2012. There is an immaterial portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

A detailed roll-forward of the Company’s allowance for loan losses for the five years is presented in the following table:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of year	$110,955	$126,640	$150,054	$146,271	$84,006
Charge-offs:
Commercial and industrial	14,162	12,209	21,321	24,443	51,532
CRE - permanent	1,739	3,664	6,129	7,643	14,760
CRE - construction	682	3,154	5,400	42,527	18,066
Residential mortgages (h)	2,361	2,649	4,474	15,278	3,620
Home equity	2,929	3,618	5,337	3,559	3,481
All other consumer	3,120	3,204	4,874	7,110	10,069
Total charge-offs	24,993	28,498	47,535	100,560	101,528

Recoveries:
Commercial and industrial	$2,012	$1,943	$2,326	$4,042	$6,415
CRE - permanent	675	354	341	1,216	731
CRE - construction	467	608	2,399	2,902	466
Residential mortgages	241	31	358	122	127
Home equity	417	327	322	221	205
All other consumer	1,343	1,550	3,375	1,748	1,824
Total recoveries	5,155	4,813	9,121	10,251	9,768
Net charge-offs	19,838	23,685	38,414	90,309	91,760
Provision charged to expense	5,250	8,000	15,000	95,000	154,025
Disposed allowance	—	—	—	(908)	—
Balance at end of year	$96,367	$110,955	$126,640	$150,054	$146,271

Net charge-offs to:
Total loans	0.37%	0.45%	0.74%	1.70%	1.52%
Average total loans	0.38%	0.46%	0.74%	1.57%	1.46%
Allowance for loan losses	20.6%	21.4%	30.3%	60.2%	62.7%
(h) Reflects the modification and sale of residential mortgage loans in 2010.

For 2013, net charge-offs totaled $19.8 million, compared to $23.7 million for 2012, a $3.8 million or 16.2% decrease from the prior year. Net charge-offs as a percentage of average loans decreased to 0.38% for 2013, compared to 0.46% for 2012. The decrease in net charge-offs is the result of continued credit quality improvement. Net charge-offs declined in most categories with commercial real estate loans contributing the largest decline at $4.6 million.

The following table presents a composition of the allowance by loan type:

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial and industrial	$41,288	46.1%	$46,151	47.6%	$55,815	46.7%	$69,655	45.7%	$73,031	46.5%
CRE - permanent	15,418	18.6%	17,660	17.3%	20,990	16.5%	20,044	14.4%	15,639	13.8%
CRE - construction	7,235	3.7%	11,635	2.4%	19,732	3.0%	31,133	5.3%	40,013	6.8%
Residential mortgages	7,639	12.3%	8,326	13.1%	8,412	13.9%	9,630	14.4%	4,799	14.0%
Home equity	9,907	14.3%	10,334	14.4%	6,753	14.4%	4,742	14.0%	4,498	13.0%
All other consumer	3,932	5.0%	4,441	5.2%	4,495	5.5%	6,525	6.2%	4,531	5.9%
Unallocated	10,948	—	12,408	—	10,443	—	8,325	—	3,760	—
Total allowance	$96,367	100.0%	$110,955	100.0%	$126,640	100.0%	$150,054	100.0%	$146,271	100.0%

The following table demonstrates the components of the allowance:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Specific reserves	$8,304	$3,110	$8,909	$8,560	$12,810
Allocated reserves	77,115	95,437	107,288	133,169	129,700
Unallocated reserves	10,948	12,408	10,443	8,325	3,761
Total allowance for loan losses	$96,367	$110,955	$126,640	$150,054	$146,271

Overall, the allowance decreased to $96.4 million at December 31, 2013 and represented 1.81% of total loans and 183% of non-performing loans, compared to $111 million at December 31, 2012, or 2.12% of total loans and 206% of non-performing loans. The decrease in the allowance was the result of a continued improvement in the credit quality of the loan portfolio. Net charge-offs of $19.8 million, or 0.38% of total loans for 2013, declined from $23.7 million, or 0.46% of total loans for 2012. Classified and non-performing loans totaling $191.6 million, or 3.59% of total loans, and $52.6 million, or 0.99% of total loans, respectively, at December 31, 2013, declined from $261.3 million, or 4.99% of average total loans, and $53.9 million, or 1.03% of total loans, respectively, at December 31, 2012. As a result of the continued improvement in credit quality, the provision for loan losses declined to $5.3 million for 2013, compared to $8.0 million for 2012.

Investment Portfolio

The Company's investment portfolio is comprised of readily marketable securities which qualify as collateral to meet its pledging requirements, the majority of which are classified as available-for-sale to meet liquidity needs. The Company also holds other securities that are non-marketable consisting of Federal Reserve Bank of Philadelphia stock and Federal Home Loan Bank of Pittsburgh stock. Investments available-for-sale and held-to-maturity remained stable at $2.3 billion at December 31, 2013, compared to December 31, 2012.  For further information, reference Footnote 3, “Investment Securities” to the consolidated financial statements included in Item 8 of this Report.

A summary of investment securities available-for-sale:

	December 31,
	2013		2012		2011
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies	$1,000	$990	$999	$1,023	$2,997	$3,072
State and municipal bonds	210,680	214,711	268,555	285,320	313,607	325,622
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	1,659,180	1,445,978	1,491,365	1,344,442	1,387,616
Non-agency collateralized mortgage obligations	4,222	4,258	8,952	9,110	14,887	15,116
Corporate securities and other	9,517	9,668	10,980	10,683	12,023	11,189
Marketable equity securities	3,583	5,300	3,583	4,712	3,749	4,404
Total	$1,912,094	$1,894,107	$1,739,047	$1,802,213	$1,691,705	$1,747,019

A summary of investment securities held-to-maturity:

	December 31,
	2013		2012		2011
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
State and municipal bonds	$403,344	$415,477	$412,542	$444,783	$421,046	$449,848
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	36,467	51,182	53,922	74,714	77,911
Non-agency collateralized mortgage obligations	258	258	442	444	814	839
Total	$438,445	$452,202	$464,166	$499,149	$496,574	$528,598

The contractual maturity and weighted-average yield of the investment securities of the Company at December 31, 2013, are presented in the following tables. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%. All average yields were calculated on the book value of the related securities. Marketable equity securities do not have a stated maturity and have been included in the “After 10 Years” category.

Maturity and Weighted-Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—%	$990	1.85%	$—	—%	$—	—%	$990	1.85%
State and municipal bonds	5,185	7.91%	33,395	8.06%	51,704	5.69%	124,427	5.48%	214,711	5.96%
Agency mortgage-backed securities/collateralized mortgage obligations	499	3.56%	13,860	4.70%	126,256	2.83%	1,518,565	2.30%	1,659,180	2.36%
Non-agency collateralized mortgage obligations	—	—%	722	4.70%	2,617	4.74%	919	2.54%	4,258	4.25%
Corporate securities and other	—	—%	—	—%	1,965	6.25%	7,703	7.90%	9,668	7.56%
Marketable equity securities	—	—%	—	—%	—	—%	5,300	4.26%	5,300	4.26%
Total	$5,684	7.52%	$48,967	6.89%	$182,542	3.70%	$1,656,914	2.57%	$1,894,107	2.79%

Maturity and Weighted-Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal bonds	$—	—%	$1,031	6.26%	$101,354	6.00%	$313,092	6.46%	$415,477	6.35%
Agency mortgage-backed securities/collateralized mortgage obligations	—	—%	—	—%	5,661	2.00%	30,806	3.25%	36,467	3.05%
Non-agency collateralized mortgage obligations	—	—%	258	4.90%	—	—%	—	—%	258	4.90%
Total	$—	—%	$1,289	5.98%	$107,015	5.79%	$343,898	6.18%	$452,202	6.09%

Goodwill and Other Intangible Assets

Goodwill and intangible assets, on the consolidated balance sheet, decreased by $3.8 million from $269 million at December 31, 2012, to $265 million at December 31, 2013, due to the scheduled amortization of other intangible assets during 2013.

During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. Additionally, there were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2013, the carrying value of goodwill assigned to the Community Banking segment was $235 million and the carrying value of goodwill assigned to the Other segment was $23 million.

Other Assets

Other assets on the balance sheet at December 31, 2013, increased $37.2 million to $405 million, compared to $368 million at December 31, 2012.  Other assets include premises and equipment, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets, unconsolidated investments and other assets. The increase in other assets was primarily attributable to increases in net deferred tax assets (refer to Income Taxes in Results of Operations for additional discussion).

Liabilities

Liabilities totaled $7.5 billion at December 31, 2013, an increase of $91.8 million, or 1.2%, from $7.4 billion at December 31, 2012. The net change was primarily due to an increase in total deposits of $137 million and FHLB advances of $139 million, offset by a decrease in short-term borrowings, subordinated debentures, and repurchase agreements of $100 million, $67.3 million, and $25.0 million respectively.

The Company continues its efforts to improve deposit mix and manage higher costing deposits. Non-time deposits increased $322 million, or 7.14%, and was offset by a decrease in time deposits of $184 million, or 12.9%, as a result of these efforts and the current rate environment. During the current year, the annual cost of deposits declined 10 basis points to 0.36%.

(dollars in thousands)	December 31,
	2013	2012	Increase/(decrease)
Non-interest bearing deposits	$970,051	$891,401	$78,650	8.8%
NOW accounts	1,655,425	1,472,985	182,440	12.4%
Money market accounts	1,670,035	1,642,803	27,232	1.7%
Savings	526,576	493,386	33,190	6.7%
Time deposits less than $100	896,700	1,017,925	(121,225)	(11.9)%
Time deposits $100 or greater	353,791	417,065	(63,274)	(15.2)%
Total deposits	$6,072,578	$5,935,565	$137,013	2.3%

Non-time deposits/total deposits	79.4%	75.8%		3.6%

The following table is a distribution of the average balance and the average cost on the Company’s deposits in each of the most recent three fiscal years:

(dollars in thousands)	2013		2012		2011
	Average	Annual	Average	Annual	Average	Annual
	Balance	Cost	Balance	Cost	Balance	Cost
Non-interest bearing deposits	$933,849	—	$882,140	—	$831,326	—
Interest bearing*	3,819,058	0.19%	3,497,885	0.24%	3,312,281	0.37%
Time deposits	1,388,789	1.08%	1,490,965	1.24%	1,802,769	1.57%
Total	$6,141,696	0.36%	$5,870,990	0.46%	$5,946,376	0.68%

*Interest bearing NOW, savings, and money market deposits.

Average deposits for the year-ended December 31, 2013 were $6.1 billion, an increase of $271 million, or 4.6%, compared to the average deposits for the year-ended December 31, 2012. The increase in average deposit balances is attributable to an increase to average interest bearing deposits and non-interest bearing deposits of $321 million, or 9.2%, and $51.7 million, or 5.9%, respectively. The increases in average interest bearing deposits and non-interest bearing deposits were offset by a decrease in average time deposits of $102 million, or 6.9%, due to deposit pricing strategies to improve deposit mix and manage the overall cost of deposits and the sustained low interest rate environment.

Deposit pricing strategies reduced time deposits by $184 million, or 12.9%, to $1.3 billion at December 31, 2013, compared to $1.4 billion at December 31, 2012.

The following table is a breakdown, by maturity, of the Company’s time deposits of $100,000 or greater as of December 31, 2013:

(dollars in thousands)	Maturity
	3 months or less	$85,682
	Over 3 through 6 months	83,969
	Over 6 through 12 months	80,370
	Over 12 months	103,770
	Total	$353,791

Deposit funding is supplemented by additional sources of borrowings which include customer and repurchase agreements, short-term borrowings, FHLB advances, and subordinated debentures. In the aggregate, these funding sources totaled $1.3 billion at December 31, 2013, which was a decrease of $62.0 million, or 4.6%, from December 31, 2012.

(dollars in thousands)	December 31, 2013		December 31, 2012
	Average Balance	Annual Cost	Average Balance	Annual Cost
Customer repurchase agreements	$529,770	0.34%	$533,325	0.40%
Repurchase agreements	74,496	3.45%	80,820	4.30%
Short-term borrowings	9,680	0.42%	342	0.29%
Federal Home Loan Bank advances	269,488	2.35%	537,569	4.28%
Subordinated debentures accounted for at fair value	11,807	7.85%	67,130	7.85%
Subordinated debentures accounted for at amortized cost	77,321	2.78%	77,321	2.98%
Total borrowings and other debt obligations	$972,562	1.42%	$1,296,507	2.78%

During the first quarter of 2013, as part of asset/liability management and capital planning initiatives, the Company repaid $400 million of previously restructured, higher-cost FHLB advances and redeemed all of its 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II, with a par value of $65.2 million.

Customer repurchase agreements generally mature within 30 days from the date of initiation.  The following table summarizes the Company’s non-FHLB short-term obligations.

(dollars in thousands)	At or For The Year Ended December 31,
	2013	2012	2011
Customer repurchase agreements
Balance at year-end	$551,736	$560,065	$523,978
Average during the year	529,770	533,325	523,898
Maximum month-end balance	554,483	560,065	573,628
Weighted average rate during the year	0.34%	0.40%	0.48%
Rate at December 31	0.26%	0.37%	0.43%

Short-term borrowings
Balance at year-end	$—	$100,000	$—
Average during the year	9,680	342	6,733
Maximum month-end balance	—	100,000	7,200
Weighted average rate during the year	0.42%	0.29%	0%
Rate at December 31	—%	0.25%	0%

Shareholders' Equity

Shareholders’ equity totaled $1.1 billion at December 31, 2013, a decrease of $29.4 million from December 31, 2012. Activity during 2013 included:

•	Net income of $53.4 million;

•
Cash dividends on common stock of $43.7 million, compared to $61.4 million in 2012, due to the payment of an additional $0.10 per common share dividend in the fourth quarter of 2012 in lieu of a first quarter 2013 dividend;

•	A decrease to accumulated other comprehensive income of $45.5 million; and

•	Shares issued under share-based plans, net of taxes, of $6.4 million.

For the year ended December 31, 2013, accumulated other comprehensive loss totaled $21.2 million compared to accumulated other comprehensive income of $24.3 million for the year ended December 31, 2012. The primary reasons for the decrease of $45.5 million were:

•	A $52.7 million decrease in the fair value of investment securities available-for-sale; and

•	An increase of $7.3 million related to the change in the unfunded portion of the Company’s pension plan obligation.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the years ended December 31, 2013, 2012 and 2011.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	Year Ended December 31,
(dollars in thousands)	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$101,603	$203	0.20%	$285,956	$1,370	0.48%	$477,226	$1,101	0.23%
U.S. Treasury	—	—	—%	—	—	—%	17,521	48	0.27%
U.S. Government agencies	971	33	3.40%	2,288	59	2.58%	3,950	86	2.18%
Mortgage-backed securities/collateralized mortgage obligations	1,607,834	36,761	2.29%	1,506,502	39,018	2.59%	1,415,629	42,934	3.03%
State and municipal*	656,696	43,186	6.58%	726,214	47,235	6.50%	757,279	50,680	6.69%
Other bonds and securities	72,523	2,702	3.73%	82,587	2,647	3.21%	92,569	2,743	2.96%
Total investments	2,338,024	82,682	3.54%	2,317,591	88,959	3.84%	2,286,948	96,491	4.22%
Commercial loans *	3,562,006	148,728	4.18%	3,465,353	165,623	4.78%	3,370,054	175,295	5.20%
Installment loans	1,014,648	42,970	4.23%	1,019,909	44,037	4.32%	938,408	45,210	4.82%
Mortgage loans	661,952	30,853	4.66%	708,114	35,455	5.01%	893,793	48,868	5.47%
Total loans	5,238,606	222,551	4.25%	5,193,376	245,115	4.72%	5,202,255	269,373	5.18%
Total earning assets	7,678,233	305,436	3.98%	7,796,923	335,444	4.30%	7,966,429	366,965	4.61%
Allowance for loan losses	(106,437)			(120,572)			(143,206)
Non-interest earning assets	758,645			747,971			780,029
Total assets	$8,330,441			$8,424,322			$8,603,252

Interest Bearing Liabilities:
Interest bearing deposits	$5,207,847	$22,379	0.43%	$4,988,850	$26,822	0.54%	$5,115,050	$40,534	0.79%
Customer repurchase agreements	529,770	1,805	0.34%	533,325	2,116	0.40%	523,898	2,506	0.48%
Repurchase agreements	74,496	2,571	3.45%	80,820	3,475	4.30%	155,438	6,397	4.12%
Short-term borrowings	9,680	41	0.42%	342	1	0.29%	6,733	—	—%
Federal Home Loan Bank advances	269,488	6,329	2.35%	537,569	22,983	4.28%	629,603	28,316	4.50%
Subordinated debentures	89,128	3,092	3.47%	144,451	7,425	5.14%	143,174	9,178	6.41%
Total interest bearing liabilities	6,180,409	$36,217	0.59%	6,285,357	$62,822	1.00%	6,573,896	86,931	1.32%
Non-interest bearing deposits	933,849			882,140			831,326
Other non-interest bearing liabilities	85,893			57,878			42,821
Total liabilities	7,200,151			7,225,375			7,448,043
Equity	1,130,290			1,198,947			1,155,209
Total liabilities and equity	$8,330,441			$8,424,322			$8,603,252
NET INTEREST INCOME/MARGIN (FTE)		269,219	3.51%		272,622	3.50%		280,034	3.52%
Tax equivalent interest		17,157			18,616			20,131
Net interest income		$252,062			$254,006			$259,903

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

(dollars in thousands)
	2013 compared to 2012			2012 compared to 2011
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(613)	$(554)	$(1,167)	$(570)	$839	$269

U.S. Treasury	—	—	—	(48)	—	(48)
U.S. Government agencies	(41)	15	(26)	(41)	14	(27)
Mortgage-backed securities/collateralized mortgage obligations	2,511	(4,768)	(2,257)	2,633	(6,549)	(3,916)
State and municipal	(4,566)	517	(4,049)	(2,044)	(1,401)	(3,445)
Other bonds and securities	(345)	400	55	(310)	214	(96)
Total investments	(2,441)	(3,836)	(6,277)	190	(7,722)	(7,532)

Commercial loans	4,514	(21,409)	(16,895)	4,853	(14,525)	(9,672)
Installment loans	(226)	(841)	(1,067)	3,741	(4,914)	(1,173)
Mortgage loans	(2,234)	(2,368)	(4,602)	(9,544)	(3,869)	(13,413)
Total loans	2,054	(24,618)	(22,564)	(950)	(23,308)	(24,258)
Total interest income	$(1,000)	$(29,008)	$(30,008)	$(1,330)	$(30,191)	$(31,521)

Interest Expense:
Interest bearing deposits	$1,135	$(5,578)	$(4,443)	$(977)	$(12,735)	$(13,712)
Customer repurchase agreements	(14)	(297)	(311)	44	(434)	(390)
Repurchase agreements	(257)	(647)	(904)	(3,197)	275	(2,922)
Short-term borrowings	40	—	40	—	1	1
Federal Home Loan Bank advances	(8,748)	(7,906)	(16,654)	(3,986)	(1,347)	(5,333)
Subordinated debentures	(2,343)	(1,990)	(4,333)	81	(1,834)	(1,753)
Total borrowed funds	(11,322)	(10,840)	(22,162)	(7,058)	(3,339)	(10,397)
Total interest expense	(10,187)	(16,418)	(26,605)	(8,035)	(16,074)	(24,109)
Increase (decrease) in net interest income (FTE)	$9,187	$(12,590)	$(3,403)	$6,705	$(14,117)	$(7,412)

Results for the year ended December 31, 2013 compared to December 31, 2012

The Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.51% for the twelve months ended December 31, 2013, as compared to 3.50% for the prior year period. However, fully taxable equivalent net interest income for the comparative period declined by $3.4 million, or 1.25%, to $269 million for the twelve months ended December 31, 2013. The following initiatives were employed to mitigate the decrease to net interest income during the twelve months ended December 31, 2013:

•
Deposit pricing initiatives resulted in a 10 basis point reduction to the cost of deposits for the year-ended December 31, 2013, as the Company's average deposit rate declined to 0.36%. The decline in the cost of deposits reduced interest expense by $5.6 million and was partially offset by an increase in average deposit balances which increased total deposit cost by $1.1 million for the year-ended December 31, 2013 when compared to December 31, 2012.

•
The cost of deposits was also impacted by improvement in the mix of transaction, savings and money market deposits which increased to 79% of total deposits at December 31, 2013. The improvement in mix was driven by a $184 million decrease in time deposits since December 31, 2012 and an increase in non-interest bearing deposits and NOW accounts of $79 million and $182 million, respectively.

•	Interest expense on FHLB advances decreased $16.7 million due to the termination of $400 million of FHLB advances in the first quarter of 2013.

•
On March 7, 2013, the Company redeemed all of the 7.85% Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The redemption contributed to the $4.3 million decrease in interest expense on subordinated debentures.

Results for the year ended December 31, 2012 compared to December 31, 2011

During 2012, interest rates remained at historically low levels, which continued to pressure asset yields as investments and loans matured and were replaced. Additionally, economic conditions continued to limit opportunities for significant loan growth. Management initiatives to maintain net interest margin and income during the year resulted in a reduction to average and earning assets.

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

Provision for Loan Losses

The provision for loan losses totaled $5.3 million for 2013, compared to $8.0 million for 2012 and $15.0 million for 2011. The trend of declining provision was sustained in 2013 as asset quality continued to improve. Classified loans declined 26.7% to $192 million, or 3.59% of total loans at December 31, 2013 from December 31, 2012. The improvement in classified loans and other asset quality measures such as net charge-off levels led to a corresponding decline of the allowance, which totaled $96.4 million at December 31, 2013. The allowance as a percentage of non-performing loans decreased to 183% at December 31, 2013 from 206% at December 31, 2012, and the allowance to total loans totaled 1.81% at the end of 2013 compared to 2.12% at the end of 2012. For additional analysis of the allowance refer to “Total Loans and Allowance for Loan Losses.”

Non-Interest Income and Expenses

(dollars in thousands)
	Year Ended December 31,			2013 Compared to 2012		2012 Compared to 2011
NON-INTEREST INCOME	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
Wealth management	$27,309	$24,629	$23,623	$2,680	10.9%	$1,006	4.3%
Service charges on deposit accounts	15,234	15,863	18,768	(629)	(4.0)%	(2,905)	(15.5)%
Insurance commissions and fees	12,692	12,858	13,254	(166)	(1.3)%	(396)	(3.0)%
Cash management and electronic banking fees	18,914	18,514	18,219	400	2.2%	295	1.6%
Mortgage banking	6,500	7,640	4,924	(1,140)	(14.9)%	2,716	55.2%
Bank owned life insurance income	5,116	5,109	5,474	7	0.1%	(365)	(6.7)%
Earnings of unconsolidated investments	710	1,487	2,161	(777)	(52.3)%	(674)	(31.2)%
Other operating income	9,427	9,458	8,231	(31)	(0.3)%	1,227	14.9%
Net gains (losses) from fair value changes on subordinated debentures	2,111	683	(2,530)	1,428	NM	3,213	NM
Net gains (losses) on sales of investment securities	54	(119)	2,719	173	NM	(2,838)	NM
Net impairment losses on investment securities	—	(154)	—	154	NM	(154)	NM
Loss on sale of building	—	—	(1,000)	—	NM	1,000	NM
Total non-interest income	$98,067	$95,968	$93,843	$2,099	2.2%	$2,125	2.3%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the year ended December 31, 2013 compared to 2012

Non-interest income totaled $98.1 million for 2013, compared to $96.0 million in 2012. The $2.1 million, or 2.2%, increase in non-interest income was primarily due to the following items:

Increases:

•	Wealth management income increased $2.7 million, or 10.9%, to $27.3 million for 2013, compared to $24.6 million for 2012.

•
Upon the redemption of NPB Capital Trust II in the first quarter of 2013, the Company recognized a gain of $2.1 million for the difference in the fair value of the securities at redemption and their par value. Net gains from fair value changes on the Company's subordinated debentures in 2012 totaled $0.7 million.

Decreases:

•	Mortgage banking income in 2013 totaled $6.5 million, a $1.1 million decrease compared to 2012, as residential mortgage activity declined during 2013 due to increasing long-term interest rates.

•	Earnings on unconsolidated investments decreased $0.8 million to $0.7 million for 2013, as the timing of the mezzanine debt fund activities and "exits" vary.

Non-interest income for the year ended December 31, 2012 compared to 2011

Non-interest income totaled $96.0 million for 2012, compared to $93.8 million in 2011. The $2.1 million increase in non-interest income was primarily due to the following items:

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

•
In 2011, to mitigate the impact of the unwind costs associated with the early extinguishment of $80 million of structured repurchase agreements, the Company sold investment securities that resulted in a $2.7 million gain, compared to a $0.1 million loss from investment security sales in 2012.

(dollars in thousands)
	Year Ended December 31,			2013 Compared to 2012		2012 Compared to 2011
NON-INTEREST EXPENSE	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
Salaries, wages and employee benefits	$117,000	$124,959	$122,264	$(7,959)	(6.4)%	$2,695	2.2%
Premises and equipment	30,447	28,824	28,939	1,623	5.6%	(115)	(0.4)%
FDIC insurance	5,467	4,896	9,838	571	11.7%	(4,942)	(50.2)%
Other operating expenses	58,109	51,631	60,156	6,478	12.5%	(8,525)	(14.2)%
Loss on debt extinguishment	64,888	—	2,633	64,888	NM	(2,633)	NM
Corporate reorganization expense	6,000	—	2,200	6,000	NM	(2,200)	NM
Total non-interest expense	$281,911	$210,310	$226,030	$71,601	34.0%	$(15,720)	(7.0)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

RECONCILIATION TABLE FOR NON-GAAP FINANCIAL MEASURES - EFFICIENCY RATIO (d)

	Year Ended December 31,
Efficiency Ratio Calculation	2013	2012	2011
Non-interest expense	$281,911	$210,310	$226,030
Less:
Loss on debt extinguishment	64,888	—	2,633
Corporate reorganization expense	6,000	—	2,200
Operating expenses	$211,023	$210,310	$221,197

Net interest income (taxable equivalent)	$269,219	$272,622	$280,034

Non-interest income	98,067	95,968	93,843
Less:
Net gains (losses) from fair value changes on subordinated debentures	2,111	683	(2,530)
Net gains (losses) on investment securities	54	(273)	2,719
Loss on sale of building	—	—	(1,000)
Adjusted revenue	$365,121	$368,180	$374,688

Efficiency Ratio	57.80%	57.12%	59.03%

(d) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Non-interest expense for the year ended December 31, 2013 compared to 2012

Non-interest expense, inclusive of a loss on debt extinguishment of $64.9 million, and a corporate reorganization expense of $6.0 million, totaled $282 million for the twelve months ended December 31, 2013, compared to $210 million for the prior year period. The 2013 loss on debt extinguishment is related to the repayment of $400 million of FHLB advances. The corporate reorganization expense was part of a previously announced initiative to rationalize the current expense base, including the consolidation of branch and administrative facilities. The change in salaries, wages and employee benefits expense is primarily the result of a reclassification of deferred loan origination fees and costs to this item in 2013 compared to their inclusion in other operating expenses in prior periods. Continued focus on expense controls resulted in stable operating expenses(d) of $211 million, as demonstrated by an efficiency ratio(d) of 57.80% for 2013, consistent with 57.12% for the prior year period. Operating expenses for 2013 increased less than 1%, compared to 2012.

Non-interest expense for the year ended December 31, 2012 compared to 2011

Continued focus on expense controls reduced expenses overall, as demonstrated by an efficiency ratio of 57.12% for the year ended December 31, 2012. Non-interest expense for 2012 totaled $210 million, a $15.7 million decrease when compared to 2011. FDIC insurance decreased $4.9 million, compared to 2011, due to a change to the assessment framework and the improving risk profile of the Company. Other operating expenses continue to be well controlled and declined $8.5 million. In addition, 2011 included $2.2 million of corporate reorganization expense and a $2.6 million loss related to the early extinguishment of $80.0 million of structured repurchase agreements.

Income Tax Expense

Income tax expense for 2013 was $9.6 million, compared to $32.8 million for 2012 and $25.2 million for 2011. During 2013, pre-tax income decreased due to the 2013 debt extinguishment and restructuring charges, resulting in an effective tax rate of 15.2% compared to 24.9% for 2012. Exclusive of non-recurring items, the effective tax rates in 2013 and 2012 were comparable. Comparatively, the effective tax rate for 2011 was 22.3%. The Company’s net deferred tax asset (“DTA”) increased to $76.6 million at December 31, 2013, primarily from a decrease in the fair value of investment securities available-for-sale.

Each quarter, the Company evaluates the realizability of the DTA. As of December 31, 2013, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion, management carefully weighed both positive and negative evidence. As of and for the twelve months ended December 31, 2013, the Company has performed in line with management projections and is not in a cumulative pre-tax loss position. Therefore, management believes the DTA is fully realizable.

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

The Company’s largest and primary source of liquidity is deposits from retail, corporate and institutional banking customers. The Company also utilizes a mix of short- and long-term wholesale funding providers when funding demands exceed available funds from normal deposit gathering efforts. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia and, at times, brokered time deposits, or other similar sources. Over the past few years, the Company has reduced its wholesale funding, due to stable and improving deposit funding and managed declines in total assets. At December 31, 2013, the Company had $2.5 billion of liquidity available including unencumbered deposits. Additionally, the Company has the ability to borrow from the Federal Reserve Bank via the discount window. Refer to "Liabilities" within Item 7 of this Report for additional details.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013:

		Payments Due by Period:
			After One	After Three
(dollars in thousands)		Less than	Year to	Years to	More than
	Total	one year	Three Years	Five Years	Five Years
Loan commitments	$1,769,135	$696,236	$276,278	$139,159	$657,462
Time deposits	1,250,491	831,412	306,021	112,887	171
Federal Home Loan Bank advances	603,232	523,562	24,644	54,993	33
Subordinated debentures	77,321	—	—	—	77,321
Letters of credit	142,246	110,211	31,943	78	14
Repurchase agreements	50,000	50,000	—	—	—
Minimum annual rentals on non-cancelable operating leases	59,451	6,515	11,891	10,010	31,035
Total	$3,951,876	$2,217,936	$650,777	$317,127	$766,036

The Company does not presently have any commitments for significant capital expenditures.

As measured using the consolidated statement of cash flows, the Company deployed $145 million and $23.4 million of net cash and equivalents for the twelve months ended December 31, 2013 and 2012, respectively. Operating activities generated $162 million of net cash for the twelve months ended December 31, 2013 compared to $167 million for the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013, cash was deployed in the following ways:

Investing activities

•	$612 million of investment security purchases

•	$132 million net increase in loans

Financing activities

•	$184 million reduction in certificates of deposit

•	$43.7 million of cash dividends paid to common shareholders

•	$100 million reduction in short-term borrowings

•	$65.2 million repayment of subordinated debentures

During the twelve months ended December 31, 2013, cash was generated from the following additional sources:

Investing activities

•	$462 million of proceeds from maturities, repayments and sales of investment securities

Financing activities

•	$322 million increase in transaction and savings accounts

•	$73.6 million increase in FHLB borrowings

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	December 31,
(in basis points)	2013	2012
+300	3%	1%
+200	2%	1%
+100	1%	—%
-100	N/A *	N/A *

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 2% and 3% based upon net interest income for the twelve months ended December 31, 2013 and 2012, respectively.

The Federal Reserve continues to indicate that the federal funds rate will remain at lower levels for a considerable time.  As illustrated in the table above, based upon current interest rate modeling forecasts the Company continues to have a modest asset sensitive interest rate risk profile.

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

Quarterly Consolidated Financial Data (Unaudited)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

(dollars in thousands, except per share data)	Three months ended
	December 31	September 30	June 30	March 31
2013
Interest income	$72,085	$71,498	$72,101	$72,595
Interest expense	8,013	8,386	8,847	10,971
Net interest income	64,072	63,112	63,254	61,624
Provision for loan losses	1,000	1,250	1,500	1,500
Gains (losses) on investment securities	—	7	22	25
Income before income taxes	27,953	33,067	33,569	(31,621)
Net income (loss)	21,212	24,560	25,019	(17,404)
Per Share Data:
Basic earnings	0.15	0.17	0.17	(0.12)
Diluted earnings	0.15	0.17	0.17	(0.12)
2012
Interest income	$77,174	$78,344	$79,896	$81,414
Interest expense	13,739	14,790	16,697	17,596
Net interest income	63,435	63,554	63,199	63,818
Provision for loan losses	2,000	2,000	2,000	2,000
Gains (losses) on investment securities	4	—	(123)	—
Other-than-temporary impairment on investment securities	—	—	(154)	—
Income before income taxes	33,679	34,980	29,386	33,619
Net income	25,144	26,016	22,448	25,302
Per Share Data:
Basic earnings	0.17	0.17	0.15	0.17
Diluted earnings	0.17	0.17	0.15	0.17

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk can be found under "Liquidity, Commitments, Capital, and Interest Rate Sensitivity" in Item 7 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited National Penn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 3, 2014

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2013	2012
ASSETS
Cash and due from banks	$102,241	$145,688
Interest-earning deposits with banks	181,282	282,440
Total cash and cash equivalents	283,523	428,128

Investment securities available-for-sale, at fair value	1,894,107	1,802,213
Investment securities held-to-maturity
(Fair value $452,202 and $499,149 for 2013 and 2012, respectively)	438,445	464,166
Other securities	63,746	68,360
Loans held-for-sale	4,951	14,330
Loans, net of allowance for loan losses of $96,367 and $110,955 for 2013 and 2012, respectively	5,236,901	5,115,597
Premises and equipment, net	96,232	96,334
Accrued interest receivable	27,130	28,526
Bank owned life insurance	147,869	143,242
Other real estate owned and other repossessed assets	1,278	3,029
Goodwill	258,279	258,279
Other intangible assets, net	6,854	10,614
Unconsolidated investments	8,713	11,347
Other assets	123,820	85,357
TOTAL ASSETS	$8,591,848	$8,529,522

LIABILITIES
Non-interest bearing deposits	$970,051	$891,401
Interest bearing deposits	5,102,527	5,044,164
Total deposits	6,072,578	5,935,565

Customer repurchase agreements	551,736	560,065
Repurchase agreements	50,000	75,000
Short-term borrowings	—	100,000
Federal Home Loan Bank advances	603,232	464,632
Subordinated debentures	77,321	144,627
Accrued interest payable and other liabilities	105,115	88,341
TOTAL LIABILITIES	7,459,982	7,368,230

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: December 31, 2013 - 152,310,162; December 31, 2012 - 152,375,522	1,387,966	1,387,644
Accumulated deficit	(175,990)	(185,680)
Accumulated other comprehensive (loss) income	(21,157)	24,329
Treasury stock: December 31, 2013 - 6,511,411 shares; December 31, 2012 - 7,211,937 shares	(58,953)	(65,001)
TOTAL SHAREHOLDERS' EQUITY	1,131,866	1,161,292
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,591,848	$8,529,522

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(dollars in thousands, except per share data)	Year Ended December 31,
	2013		2012		2011
INTEREST INCOME
Loans, including fees	$220,158		$242,681		$266,616
Investment securities
Taxable	40,497		42,725		45,810
Tax-exempt	27,421		30,052		33,307
Deposits with banks	203		1,370		1,101
Total interest income	288,279		316,828		346,834
INTEREST EXPENSE
Deposits	22,379		26,822		40,534
Customer repurchase agreements	1,805		2,116		2,506
Repurchase agreements	2,571		3,475		6,397
Short-term borrowings	41		1		—
Federal Home Loan Bank advances	6,329		22,983		28,316
Subordinated debentures	3,092		7,425		9,178
Total interest expense	36,217		62,822		86,931
Net interest income	252,062		254,006		259,903
Provision for loan losses	5,250		8,000		15,000
Net interest income after provision for loan losses	246,812		246,006		244,903
NON-INTEREST INCOME
Wealth management	27,309		24,629		23,623
Service charges on deposit accounts	15,234		15,863		18,768
Insurance commissions and fees	12,692		12,858		13,254
Cash management and electronic banking fees	18,914		18,514		18,219
Mortgage banking	6,500		7,640		4,924
Bank owned life insurance	5,116		5,109		5,474
Earnings of unconsolidated investments	710		1,487		2,161
Other operating income	9,427		9,458		8,231
Loss on sale of building	—		—		(1,000)
Net gains (losses) from fair value changes of subordinated debentures	2,111		683		(2,530)
Net gains (losses) on sales of investment securities	54		(119)		2,719
Impairment losses on investment securities
Impairment related losses on investment securities	—		(154)		—
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income before tax	—		—		—
Net impairment losses on investment securities	—		(154)		—
Total non-interest income	98,067		95,968		93,843
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	117,000		124,959		122,264
Premises and equipment	30,447		28,824		28,939
FDIC insurance	5,467		4,896		9,838
Other operating expenses	58,109		51,631		60,156
Loss on debt extinguishment	64,888		—		2,633
Corporate reorganization expense	6,000		—		2,200
Total non-interest expense	281,911		210,310		226,030
Income before income taxes	62,968		131,664		112,716
Income tax expense	9,581		32,754		25,172
NET INCOME	53,387		98,910		87,544
Preferred dividends and accretion of preferred discount	—		—		(1,691)
Accelerated accretion from redemption of preferred stock	—		—		(1,452)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$53,387		$98,910		$84,401
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.37		$0.66		$0.56
Diluted earnings available to common shareholders	$0.37		$0.66		$0.56
Dividends paid in cash	$0.30	(a)	$0.41	(a)	$0.09

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2013			2012			2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$62,968	$9,581	$53,387	$131,664	$32,754	$98,910	$112,716	$25,172	$87,544

Unrealized holding (losses) gains arising during the period	(81,099)	(28,385)	(52,714)	7,578	2,652	4,926	55,344	19,370	35,974
Less impairment losses on investment securities realized in net income	—	—	—	(154)	(54)	(100)	—	—	—
Less net gains (losses) on sales of investment securities realized in net income	54	19	35	(119)	(42)	(77)	2,719	952	1,767
Unrealized (losses) gains on investment securities	(81,153)	(28,404)	(52,749)	7,851	2,748	5,103	52,625	18,418	34,207

Pension adjustment	11,174	3,911	7,263	(2,412)	(844)	(1,568)	(8,941)	(3,129)	(5,812)
Unrealized gains on cash flow hedges	—	—	—	—	—	—	1,805	—	1,805
Other comprehensive income (loss)	(69,979)	(24,493)	(45,486)	5,439	1,904	3,535	45,489	15,289	30,200

Total comprehensive income (loss)	$(7,011)	$(14,912)	$7,901	$137,103	$34,658	$102,445	$158,205	$40,461	$117,744

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share data)	Common		Series B Preferred Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Value					Total
Balance at December 31, 2010	136,792,414	$1,292,342	$148,441	$(293,940)	$(9,406)	$—	$1,137,437

Comprehensive income:
Net income				87,544			87,544
Other comprehensive income, net of taxes					30,200		30,200
Total comprehensive income							117,744
Cash dividends declared - common				(13,651)			(13,651)
Cash dividends declared - preferred				(1,583)			(1,583)
Shares issued under share-based plans, net of excess tax benefits	760,043	7,197					7,197
Shares issued in private offering	14,330,579	84,543					84,543
Amortization of preferred discount			1,559	(1,559)			—
Repayment of Series B Preferred Stock			(150,000)				(150,000)
Repurchase of common stock warrants		(1,000)					(1,000)
Balance at December 31, 2011	151,883,036	$1,383,082	$—	$(223,189)	$20,794	$—	$1,180,687

Comprehensive income:
Net income				98,910			98,910
Other comprehensive income, net of taxes					3,535		3,535
Total comprehensive income							102,445
Cash dividends declared - common				(61,401)			(61,401)
Shares issued under share-based plans, net of excess tax benefits	780,549	4,562				2,530	7,092
Treasury shares purchased	(7,500,000)					(67,531)	(67,531)
Balance at December 31, 2012	145,163,585	$1,387,644	$—	$(185,680)	$24,329	$(65,001)	$1,161,292

Comprehensive income:
Net income				53,387			53,387
Other comprehensive loss, net of taxes					(45,486)		(45,486)
Total comprehensive income							7,901
Cash dividends declared - common				(43,697)			(43,697)
Shares issued under share-based plans, net of excess tax benefits	635,166	322				6,048	6,370
Balance at December 31, 2013	145,798,751	$1,387,966	$—	$(175,990)	$(21,157)	$(58,953)	$1,131,866

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,387	$98,910	$87,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,250	8,000	15,000
Depreciation and amortization	13,000	17,392	15,108
Amortization of premiums and discounts on investment securities, net	2,622	3,923	2,480
(Gains) losses from sale of investment securities, net	(54)	119	(2,719)
Impairment of investment securities	—	154	—
Decrease (increase) in fair value of subordinated debentures	(2,111)	(683)	2,530
Bank owned life insurance policy income	(5,116)	(5,109)	(5,474)
Share-based compensation expense	3,309	3,513	3,808
Unconsolidated investment distributions (gains), net	2,634	826	(691)
Loans originated for resale	(177,012)	(237,115)	(144,846)
Proceeds from sale of loans originated for resale	191,556	240,904	148,936
Gains on sale of loans, net	(5,165)	(5,903)	(3,521)
(Gains) losses on sale of other real estate owned, net	(332)	1,287	261
(Gains) losses on sale of buildings	(301)	—	1,000
Loss on debt extinguishment	64,888	—	2,633
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,396	2,465	2,838
Decrease in accrued interest payable	(1,578)	(4,528)	(5,413)
(Increase) decrease in other assets	(13,740)	13,096	12,952
Increase in other liabilities	29,424	29,857	8,775
Net cash provided by operating activities	162,057	167,108	141,201
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	25,499	31,937	49,821
Proceeds from maturities and repayments of investment securities available-for-sale	433,200	402,516	343,847
Proceeds from sale of investment securities available-for-sale	3,432	1,876	114,378
Purchase of investment securities available-for-sale	(612,024)	(455,459)	(519,699)
Proceeds from sale of other securities	4,614	2,158	10,097
Proceeds from sale of loans previously held for investment	3,764	2,735	7,104
(Increase) decrease in loans	(131,552)	(79,429)	90,249
Purchases of premises and equipment	(9,590)	(9,819)	(6,844)
Proceeds from sale of other real estate owned	3,317	5,740	867
Claims from and surrender of bank owned life insurance	—	—	1,322
Proceeds from sale of buildings	868	—	5,536
Net cash (used in) provided by investing activities	(278,472)	(97,745)	96,678
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	321,512	202,812	193,669
Net decrease in time deposits	(184,499)	(142,066)	(378,023)
Net (decrease) increase in customer repurchase agreements	(8,329)	36,087	(45,477)
(Decrease) increase in short-term borrowings	(100,000)	100,000	(10,000)
Decrease in repurchase agreements	(25,000)	(10,000)	(80,000)
Net increase (decrease) in FHLB advances	73,597	(154,032)	(89,352)
Repayment of subordinated debentures	(65,206)	—	—
Proceeds from shares issued, share-based plans	3,428	3,565	3,270
Excess tax benefit (expense) on share-based plans	4	(191)	(197)
Issuance of common shares in private placement	—	—	84,543
Repayment of Series B Preferred Stock	—	—	(150,000)
Repurchase of common stock warrants	—	—	(1,000)
Purchase of treasury stock	—	(67,531)	—
Cash dividends, common	(43,697)	(61,401)	(13,651)
Cash dividends, preferred	—	—	(2,521)
Net cash used in financing activities	(28,190)	(92,757)	(488,739)
Net decrease in cash and cash equivalents	(144,605)	(23,394)	(250,860)
Cash and cash equivalents at beginning of year	428,128	451,522	702,382
Cash and cash equivalents at end of year	$283,523	$428,128	$451,522

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks and interest bearing deposits with banks as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Interest	$37,796	$67,351	$92,370
Taxes	$5,694	$22,281	$20,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”) serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 120 retail branch office locations (119 in Pennsylvania and one in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

The Company’s financial service units consist of an array of investment, insurance and employee benefit services through its non-bank subsidiaries. National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company division; National Penn Capital Advisors, Inc.; Institutional Advisors, LLC; and National Penn Insurance Services Group, Inc., including its Higgins Insurance and Caruso Benefits divisions.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current period classifications. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, goodwill and intangible assets, income taxes, and other-than-temporary impairment. Management’s practice is to retain supporting files for all accounting entries made, but in particular to organize, support and prepare clarifying memoranda for items in the financial statements requiring significant judgment.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company recognizes revenue in the consolidated statement of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from wealth management services, deposit accounts, sales of insurance products, cash management and electronic banking services, mortgage banking activities, standby letters of credit and financial guarantees, and other miscellaneous services and transactions.

Advertising Costs

Advertising costs are recorded in the period they are incurred within other operating expenses in non-interest expense in the consolidated statement of income. Advertising expense was $5.5 million, $5.6 million, and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

The Company is required to maintain cash reserves that are considered restrictions on cash and due from banks shown on our consolidated balance sheet. These restrictions consist of required reserves with the Federal Reserve Bank related to our deposit liabilities and cash collateral related to international letters of credit and interest rate swaps with financial institution counterparties. Total restricted cash was $52.4 million and $88.7 million for the years ended December 31, 2013 and 2012, respectively.

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

When the fair value of an investment security is less than the carrying value, the security is considered to be impaired, and as such the Company reviews the security for the presence of other-than-temporary impairment ("OTTI"). This analysis is performed at least quarterly, and includes the consideration of numerous factors including the time period for which the fair value has been less than the carrying value, curtailment or suspension of dividends or cash flows, deterioration of financial performance or the creditworthiness of the issuer, performance of any underlying collateral, and negative trends in a particular industry or sector. The conclusion as to whether OTTI exists for an investment security is ultimately based upon the Company’s evaluation of the investment’s recoverability above its carrying value and its timing. In addition, the Company considers whether it plans to sell an investment security and whether it may be required to sell the security prior to recovery of its carrying value.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

When the Company concludes an investment security is other-than-temporarily impaired, a loss for the difference between the investment security’s carrying value and the fair value is recognized as a reduction to non-interest income in the consolidated statement of income. For an investment in a debt security, if the Company does not intend to sell the investment security and concludes that it is not more likely than not it will be required to sell the security before recovering the carrying value, which may be maturity, the OTTI charge is separated into the "credit" and "other" components. The "other" component of the OTTI is included in other comprehensive income, net of the tax effect, and the "credit" component of the OTTI is included in the consolidated statement of income as a reduction to non-interest income.

Other investments are comprised of Federal Home Loan Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. Federal Reserve Bank stock is an equity interest in the Philadelphia Federal Reserve Bank that is required of member banks. The required subscription for Federal Reserve Bank stock is equal to 6% of National Penn Bank’s capital and surplus. The stock is not transferable and additional purchases or cancellations of the stock are transacted directly with the Federal Reserve Bank of Philadelphia. FHLB stock is an equity interest that can be sold to the issuing FHLB, to other FHLBs, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s other investments are recorded at cost or par value and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value.  The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

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

Direct financing leases are carried at the aggregate of the lease payments plus the estimated residual value of the leased property, net of unearned income and deferred initial direct costs. Interest income on leases is recognized using the interest method over the lease term, which incorporates amortization of deferred initial direct costs as an adjustment to the lease’s yield. Residual values for leases are reviewed for impairment at least annually based upon historical performance, independent appraisals, and industry data. Valuation adjustments to residual values are included in other operating expenses within non-interest expense in the consolidated statement of income. Gains or losses from the sale of leased assets are also included in other operating income within non-interest income in the statement of income.

Equipment underlying leases to customers for which a sale to the lessee is not implied or imminent is reported on the consolidated balance sheet within premises and equipment and is depreciated over its useful life. In the event that the lessee fails to meet a contractual leasing obligation, the remaining carrying value is considered a non-performing asset, including any underlying equipment which may be repossessed.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet, and these loans are traditionally sold servicing released. The fair value of loans held-for-sale is estimated based upon the contractually agreed upon sales price to investors. Write-downs to fair value, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of income. At disposition, the difference between the net proceeds received and the carrying value of the loan is recorded as a gain or loss within mortgage banking income in the consolidated statement of income. Estimated credit losses, if any, on loans transferred to held-for-sale, which management previously intended to hold for investment, are charged to the allowance at the time of transfer. Non-credit related losses, if any, or subsequent gains or losses upon disposition are recorded in other operating expenses within non-interest expense on the consolidated statement of income. Valuations of non-mortgage loans transferred to held-for-sale are performed on an individual basis.

Non-Performing Assets

Assets which are otherwise considered earning assets may cease to perform according to their original terms and become non-performing assets. The Company’s non-performing assets consist of non-accrual loans, loans defined as troubled debt restructurings, and other real estate owned. On an ongoing basis, the Company monitors economic conditions and reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency status, however, loans 90 days or more past due are reviewed monthly to determine whether interest accrual should continue. Loans for which the accrual of interest has been suspended are categorized as non-accrual loans.

Through negotiations with a borrower, the Company may restructure a loan prior to or at its contractual maturity. Modification of a loan’s terms constitutes a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession that it would not otherwise consider. The Company restructures loans in an attempt to preserve or improve the economic recovery of principal and/or interest due from a borrower. Not all modifications of loan terms automatically result in a TDR, only modifications which are concessions (terms not otherwise attainable) to a borrower experiencing financial distress constitute TDRs. TDRs are disclosed as restructured loans. TDRs and non-accrual loans comprise the Company’s impaired loans which are evaluated individually for purposes of determining the allowance for loan losses.

Other real estate owned ("OREO") results from the acquisition of real estate through foreclosure, abandonment, or conveyance of deed in lieu of foreclosure of a loan. OREO is carried on the consolidated balance sheet within OREO and other repossessed assets at the estimated fair value of the real estate less expected costs to sell at the acquisition date. Any loss upon reclassification from loans to OREO is recognized as a charge to the allowance for loan losses. During the holding period, OREO continues to be measured at the lower of its carrying amount or estimated fair value less costs to sell, and any valuation adjustment and gains or losses upon disposition are recognized within other operating income within non-interest income in the consolidated statement of income. OREO is evaluated individually rather than as a group, unless the circumstances render the group measurement to be a more appropriate basis as determined by management.

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

Allowance for Loan Losses

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses (allowance) which is adequate to absorb inherent losses on existing loans. The allowance is established through a provision for loan losses charged as an expense in the consolidated statement of income. Loans are charged-off to the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

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

When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on non-performing status, accrual of interest is suspended, and payments for interest are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however, loans 90 days or more past due are reviewed monthly to determine whether the accrual of interest should continue. Because all or a portion of the contractual cash flows are not expected to be collected in accordance with the underlying loan agreements, the loan is considered to be impaired, and the Company estimates and records impairment based upon the present value of the expected cash flows it will be able to collect.

Values of collateral securing commercial loans are confirmed through regular updates and reviews, but at a minimum are updated every twelve months for all loans designated as Special Mention or Classified, every six to nine months for land loans. During the period between appraisal order and completion, management makes an estimate of collateral values based on available market information and other recent appraisal results.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Specific Reserves

Specific reserves are an estimation of losses specific to individual impaired loans. All non-performing and restructured loans are evaluated to determine the amount of specific reserve or the required charge-off, if any, to reduce the current carrying value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. The net realizable value is estimated as the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price if the loan is expected to be sold, or, if collateral dependent, the estimated fair value of the collateral less costs to sell based on recent appraisals. A specific reserve may be established instead of a charge-off when sufficient information exists to make a reasonable estimate of the loss but where a loss event has not yet been confirmed. While every impaired loan is individually evaluated, not every impaired loan requires a specific reserve. Specific reserves fluctuate based on changes in the collectability of underlying loans and any previously recorded charge-offs. A confirmed loss event could be a payment delinquency of typically 90 days or greater, bankruptcy, fraud, death, or defunct status of a business, project or development. Impaired loans are excluded from the calculation of allocated reserves as described below.

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

Consumer loans are charged-off when they become non-performing, which is no later than when they become 90 days past due. At that time, the amount of the estimated collateral deficiency, if any, is charged-off for loans secured by collateral, all other loans are charged-off in full. Loans in which the borrower is in bankruptcy are charged-off within 60 days of receipt of notification of the bankruptcy filing or within the timeframes specified in policy, whichever is shorter, unless it can be established that repayment is likely to occur. Loans with collateral are charged-down to the estimated fair value of collateral, less costs to sell.

Allocated Reserves

Allocated reserves represent an allowance for groups of homogeneous loans which are similar in nature and as such are not individually evaluated for impairment. Allocated reserves are applied to both the non-criticized and criticized and classified portions of each portfolio. The Company segregates the loan portfolio into strata based upon risk characteristics which reflect the behavior and performance of the underlying loans.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance ("BOLI") policies that provide earnings to help cover the cost of employee benefit plans. The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees or it obtained through acquisitions of other institutions that previously purchased the policies. The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the consolidated statement of income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, which the Company performs during the second quarter of each year. The Company has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of one of the Company’s identified reporting units is less than its carrying value. If the results of the qualitative assessment indicate the potential for impairment, the Company would perform the two-step goodwill impairment analysis.

In performing the two-step goodwill impairment analysis, if necessary, the estimated fair value of each reporting unit is compared to its carrying value, inclusive of the goodwill assigned to it. If the carrying value of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of income with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are community banking and other for purposes of the goodwill impairment analysis.

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

Subordinated Debentures

At the beginning of 2013, the Company had five established statutory business Trusts: NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). On March 7, 2013, the Company redeemed all of the subordinated debentures issued by NPB Capital Trust II. The Company owns all of the common capital securities of the remaining Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts, which are considered variable interest entities. The Company is not the variable interest holder, and as such does not consolidate the Trusts. The liabilities to the Trusts are reflected as subordinated debentures on the Company’s consolidated balance sheet, and the common capital securities are included in other assets. Interest is paid on amounts borrowed from the Trusts and recorded in interest expense in the consolidated statement of income on the accrual basis of accounting.

Costs related to the issuance of subordinated debentures are being amortized over the life of the instruments as an increase to interest expense in the consolidated statement of income using the interest method. The unamortized portion of the issuance costs is included within other assets on the consolidated balance sheet.

The Company’s maximum exposure to the Trusts is $75 million, which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

On January 1, 2007, the Company made an accounting policy election to record $65.2 million of debentures issued to NPB Capital Trust II on August 20, 2002 at fair value on the consolidated balance sheet. Prior to its redemption in the first quarter of 2013, changes in the estimated fair value for each reporting period were reported as net gains (losses) from fair value changes within non-interest income in the consolidated statement of income.

Employee Benefit Plans

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of income for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheet. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive income (loss) related certain costs which require recognition over the course of several reporting periods.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax events that arise from the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Changes in tax rates are recognized in the Company’s financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax expense or benefit is recorded within the income tax expense line of the consolidated statement of income for purposes of determining the current period’s net income.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax assets it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions. Any interest and penalties, when applicable, related to uncertain tax positions is recognized in income tax expense in the consolidated statement of income.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss, but rather the credit risk is consistent with the estimated fair value due from counterparties to these contracts. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company reflects its estimate of credit risk for these instruments (including unfunded commitments, letters of credit, and interest rate swaps) in other liabilities on the consolidated balance sheet with the offsetting expense recorded in other operating expenses in the consolidated statement of income.

Financial instruments that are derivatives are reported at estimated fair value within other assets or other liabilities on the consolidated balance sheet. An instrument is generally considered a derivative if it is based on one or more underlyings, no (or a minimal) initial net investment is required, and the contract can be net settled. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated or qualifying as hedges, the gain or loss is included in the determination of net income. For derivatives designated and qualifying as hedges, only the ineffective portion is included in the determination of net income, the effective portion is included in the determination of net income consistent with the hedged item.

The Company enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company may enter into interest rate swap contracts in order to hedge its exposure to the variability of cash flows on certain floating-rate obligations. Cash flow hedges are intended to convert liabilities from a floating-rate instrument to a fixed-rate instrument. The Company’s intention is to design cash flow hedges to qualify for hedge accounting, and as such the estimated fair value of the hedge would be recorded either in other assets or other liabilities with an offset, after estimated taxes, recorded in accumulated other comprehensive income (loss). The ineffective portion of the hedging relationship would be recorded in other operating expenses in the consolidated statement of income. Amounts would be reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statement of income during the period the hedged item affects earnings. Cash flows associated with the hedges are treated consistently with the cash flows of the hedged item during the period in which they occur.

The Company periodically enters into interest rate lock commitments with its mortgage loan customers whose loans are intended for sale after the loan is closed. These commitments are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. The Company’s methodology for estimating the fair value of these derivatives is based upon the change in pricing of mortgage-backed securities with similar interest rates and duration. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward commitments to sell the loans. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value. The Company’s methodology for valuing these derivatives is based upon the fair value of the closed loans and the change in fair value of the interest rate lock commitments, as previously described. The net change in the estimated fair value of the derivatives for commitments to customers and forward loan sale commitments during each period is recorded in mortgage banking income in the consolidated statement of income.

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

Interest rate swap derivatives with the same counterparty and subject to master netting arrangements are not offset on the consolidated balance sheet. For additional detail refer to Footnote 13 within this section.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income ("AOCI") includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of income. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available-for-sale and changes in pension obligations.

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

Share-based payments are also granted in the form of restricted stock awards or units. Restricted stock is granted with service criteria and may also include performance criteria. The fair value of each award is estimated based on the fair value of the Company’s common stock on the date of grant.

Share-based payment plans are further described in Footnote 17 within this section.

Treasury Stock

Shares of the Company’s common stock which are repurchased on the open market are classified as treasury stock on the consolidated balance sheet. Treasury stock is recorded at the cost at which it was obtained in the open market, and at the date of reissuance, treasury stock on the consolidated balance sheet is reduced by the cost for which it was purchased using specific identification, on a first-in, first-out basis.

Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. All per share information in the financial statements is adjusted retroactively for the effect of stock dividends and splits.

Diluted shares and earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The dilutive effect of stock options, warrants, and other instruments is calculated using the treasury stock method.

Recent Accounting Pronouncements

Goodwill

In September 2011, the Federal Accounting Standard Board ("FASB") simplified how entities test goodwill for impairment, whereby an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after its assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. This amendment was effective for the Company for its fiscal year beginning January 1, 2012 and the adoption of this standard did not have a material effect on the financial condition or results of operations of the Company.

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

In February 2013, the FASB released guidance on disclosures about reclassifications out of accumulated other comprehensive income. The issuance of this guidance now requires entities to disclose:

•	For items reclassified out of accumulated other comprehensive income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•
For AOCI reclassification items not reclassified in their entirety into net income, a cross reference to the related footnote where additional information on the effect of the reclassification is disclosed.

The adoption of this disclosure requirement did not materially impact the Company's financial condition or result of operations.

Balance Sheet Offsetting

In January 2013, the FASB updated the disclosure requirements surrounding the offsetting of assets and liabilities on an entity's balance sheet. As part of the updated requirements, an entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of rights of setoff associated with recognized derivatives, repurchase agreements, reverse repurchase agreements, and securities lending or securities borrowing transactions that are either (1) offset in the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The Company adopted this guidance for the year ended December 31, 2013. Adoption of this guidance did not materially impact the Company's financial condition or results of operations, however did result in additional disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires, with limited exception, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a DTA for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. As this guidance only impacts financial statement presentation and related footnote disclosures, it will have no effect on the Company's financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued guidance to clarify when banks should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned. The FASB defined an in-substance repossession or foreclosure to have occurred and a creditor is considered to have taken physical possession of residential real estate collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The effective date is for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The Company does not expect adoption of this guidance to have a material effect on the financial condition or results of operations of the Company.

2. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Income for EPS
Net income	$53,387	$98,910	$84,401
Calculation of shares
Weighted average basic shares	145,602,670	150,566,098	151,386,614
Dilutive effect of share-based compensation	441,388	293,897	267,032
Weighted average fully diluted shares	146,044,058	150,859,995	151,653,646
Earnings per share
Basic	$0.37	$0.66	$0.56
Diluted	$0.37	$0.66	$0.56

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Stock Options	3,429,793	4,322,167	5,039,081
Exercise price
Low	$8.69	$7.07	$5.85
High	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities are summarized as follows:

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$(10)	$990
State and municipal bonds	210,680	7,701	(3,670)	214,711
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	18,040	(41,952)	1,659,180
Non-agency collateralized mortgage obligations	4,222	44	(8)	4,258
Corporate securities and other	9,517	646	(495)	9,668
Marketable equity securities	3,583	1,717	—	5,300
Total	$1,912,094	$28,148	$(46,135)	$1,894,107

Held-to-Maturity
State and municipal bonds	$403,344	$13,028	$(895)	$415,477
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	1,624	—	36,467
Non-agency collateralized mortgage obligations	258	—	—	258
Total	$438,445	$14,652	$(895)	$452,202

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$999	$24	$—	$1,023
State and municipal bonds	268,555	17,677	(912)	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,445,978	46,964	(1,577)	1,491,365
Non-agency collateralized mortgage obligations	8,952	165	(7)	9,110
Corporate securities and other	10,980	432	(729)	10,683
Marketable equity securities	3,583	1,141	(12)	4,712
Total	$1,739,047	$66,403	$(3,237)	$1,802,213

Held-to-Maturity
State and municipal bonds	$412,542	$32,309	$(68)	$444,783
Agency mortgage-backed securities/collateralized mortgage obligations	51,182	2,740	—	53,922
Non-agency collateralized mortgage obligations	442	2	—	444
Total	$464,166	$35,051	$(68)	$499,149

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3. INVESTMENT SECURITIES – Continued

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
Gains	$54	$16	$2,742
Losses	—	(135)	(23)
Net gains (losses) on sales of investment securities	$54	$(119)	$2,719

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012, respectively.

December 31, 2013
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	1	$990	$(10)	$—	$—	$990	$(10)
State and municipal bonds	145	76,402	(2,282)	20,708	(2,283)	97,110	(4,565)
Agency mortgage-backed securities/collateralized mortgage obligations	241	953,423	(33,990)	115,815	(7,962)	1,069,238	(41,952)
Non-agency collateralized mortgage obligations	5	820	(8)	—	—	820	(8)
Corporate securities and other	5	1,966	(35)	2,708	(460)	4,674	(495)
Total	397	$1,033,601	$(36,325)	$139,231	$(10,705)	$1,172,832	$(47,030)

December 31, 2012
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	45	$18,592	$(157)	$13,482	$(823)	$32,074	$(980)
Agency mortgage-backed securities/collateralized mortgage obligations	25	141,252	(1,577)	—	—	141,252	(1,577)
Non-agency collateralized mortgage obligations	3	516	(3)	268	(4)	784	(7)
Corporate securities and other	6	1,983	(21)	2,816	(708)	4,799	(729)
Total debt securities	79	162,343	(1,758)	16,566	(1,535)	178,909	(3,293)
Marketable equity securities	1	577	(12)	—	—	577	(12)
Total	80	$162,920	$(1,770)	$16,566	$(1,535)	$179,486	$(3,305)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	December 31,
	2013	2012
Deposits	$966,751	$847,155
Repurchase agreements	650,627	694,587
Other	81,408	99,585
Total	$1,698,786	$1,641,327

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

3. INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2013 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,545	$5,684	$—	$—
Due after one through five years	45,088	48,967	1,262	1,289
Due after five through ten years	178,463	182,542	104,261	107,015
Due after ten years	1,679,415	1,651,614	332,922	343,898
Marketable equity securities	3,583	5,300	—	—
Total	$1,912,094	$1,894,107	$438,445	$452,202

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the year ended December 31, 2013. During the year ended December 31, 2012, the Company recorded $0.2 million of OTTI on one equity security.

As of December 31, 2013 and 2012, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At December 31, 2013, gross unrealized losses totaled $47.0 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $10.7 million, of which $2.3 million is attributable to state and municipal bonds and $8.0 million attributable to agency mortgage-backed securities and collateralized mortgage obligations.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $63.7 million and $68.4 million as of December 31, 2013 and December 31, 2012, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2013, the FHLB of Pittsburgh repurchased $4.6 million, net, of its capital stock from the Company at par/cost. Also, during 2013 and 2012 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. LOANS

The following tables present loan classifications:

December 31, 2013	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,327,344	$38,873	$79,179	$15,268	$2,460,664

CRE - permanent	944,589	9,191	36,272	4,786	994,838
CRE - construction	167,710	2,962	15,534	12,128	198,334
Commercial real estate	1,112,299	12,153	51,806	16,914	1,193,172

Residential mortgages	636,829	—	2,243	13,153	652,225
Home equity	757,064	—	137	5,407	762,608
All other consumer	256,957	160	5,633	1,849	264,599
Consumer	1,650,850	160	8,013	20,409	1,679,432

Loans	$5,090,493	$51,186	$138,998	$52,591	$5,333,268

Percent of loans	95.45%	0.96%	2.60%	0.99%	100.00%

December 31, 2012	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,282,734	$60,809	$126,195	$26,117	$2,495,855

CRE - permanent	836,212	19,469	46,208	5,871	907,760
CRE - construction	85,085	6,351	28,996	5,446	125,878
Commercial real estate	921,297	25,820	75,204	11,317	1,033,638

Residential mortgages	661,226	—	38	10,508	671,772
Home equity	749,459	—	666	4,261	754,386
All other consumer	262,174	1,740	5,282	1,705	270,901
Consumer	1,672,859	1,740	5,986	16,474	1,697,059

Loans	$4,876,890	$88,369	$207,385	$53,908	$5,226,552

Percent of loans	93.31%	1.69%	3.97%	1.03%	100.00%

Loans include overdrafts of $1.1 million at December 31, 2013 and $1.2 million at December 31, 2012.

Unamortized loan origination costs, net of fees, were $5.8 million and $5.0 million at December 31, 2013 and 2012, respectively, and are included in the stated balance of loans on the Company's balance sheets.

As of December 31, 2013 and 2012, direct finance leases totaled $0.2 million and $1.6 million, respectively, and were included in commercial and industrial loans in the tables above.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. LOANS - Continued

The following table represents the details for past due loans:

December 31, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (j)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (i)	Total
Commercial and industrial	$3,362	$1,520	$11	$4,893	$2,440,836	$14,935	$2,460,664

CRE - permanent	6,191	181	—	6,372	984,208	4,258	994,838
CRE - construction	373	—	—	373	185,833	12,128	198,334
Commercial real estate	6,564	181	—	6,745	1,170,041	16,386	1,193,172

Residential mortgages	4,509	774	2,197	7,480	637,708	7,037	652,225
Home equity	4,383	1,101	140	5,624	752,197	4,787	762,608
All other consumer	2,761	814	1,118	4,693	258,175	1,731	264,599
Consumer	11,653	2,689	3,455	17,797	1,648,080	13,555	1,679,432

Loans	$21,579	$4,390	$3,466	$29,435	$5,258,957	$44,876	$5,333,268

Percent of loans	0.40%	0.08%	0.07%	0.55%		0.84%

December 31, 2012	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (j)
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (i)	Total			Total Balances
Commercial and industrial	$4,026	$1,685	$32	$5,743	$2,465,459	$24,653	$2,495,855

CRE - permanent	1,333	330	3	1,666	903,110	2,984	907,760
CRE - construction	651	485	—	1,136	119,296	5,446	125,878
Commercial real estate	1,984	815	3	2,802	1,022,406	8,430	1,033,638

Residential mortgages	3,826	394	38	4,258	660,448	7,066	671,772
Home equity	3,705	1,818	666	6,189	744,505	3,692	754,386
All other consumer	3,054	714	1,288	5,056	264,140	1,705	270,901
Consumer	10,585	2,926	1,992	15,503	1,669,093	12,463	1,697,059

Loans	$16,595	$5,426	$2,027	$24,048	$5,156,958	$45,546	$5,226,552

Percent of loans	0.32%	0.10%	0.04%	0.46%		0.87%

(i) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(j) At December 31, 2013, non-accrual balances included troubled debt restructurings of $7.7 million of commercial and industrial loans, $6.5 million of commercial real estate loans, and $3.0 million of consumer loans. At December 31, 2012, non-accrual balances included troubled debt restructurings of $5.0 million of commercial real estate and $20.6 million of commercial and industrial loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. LOANS - Continued

Changes in the allowance for loan losses are summarized as follows:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Beginning allowance	$110,955	$126,640	$150,054
Provision for loan losses	5,250	8,000	15,000
Recoveries	5,155	4,813	9,121
Charge-offs	(24,993)	(28,498)	(47,535)
Net Charge-offs	(19,838)	(23,685)	(38,414)
Ending allowance	$96,367	$110,955	$126,640

Additional details for changes in the allowance for loan losses by loan portfolio are as follows:

December 31, 2013
(dollars in thousands)	Commercial and Industrial (k)	Commercial Real Estate (l)	Consumer (m)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(14,164)	(2,421)	(8,408)	—	(24,993)
Recoveries	2,014	1,142	1,999	—	5,155
Provision	7,287	(5,363)	4,786	(1,460)	5,250
Ending balance	$41,288	$22,653	$21,478	$10,948	$96,367
Allowance for loan losses:
Individually evaluated for impairment	$3,997	$2,487	$1,820	$—	$8,304
Collectively evaluated for impairment	37,291	20,166	19,658	10,948	88,063
Total allowance for loan losses	$41,288	$22,653	$21,478	$10,948	$96,367
Loans:
Individually evaluated for impairment	$15,268	$21,995	$20,453	$—	$57,716
Collectively evaluated for impairment	2,445,396	1,171,177	1,658,979	—	5,275,552
Loans	$2,460,664	$1,193,172	$1,679,432	$—	$5,333,268

December 31, 2012
(dollars in thousands)	Commercial and Industrial (k)	Commercial Real Estate (l)	Consumer (m)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55,815	$40,722	$19,660	$10,443	$126,640
Charge-offs	(12,209)	(6,818)	(9,471)	—	(28,498)
Recoveries	1,943	962	1,908	—	4,813
Provision	602	(5,571)	11,004	1,965	8,000
Ending balance	$46,151	$29,295	$23,101	$12,408	$110,955
Allowance for loan losses:
Individually evaluated for impairment	$1,644	$406	$1,060	$—	$3,110
Collectively evaluated for impairment	44,507	28,889	22,041	12,408	107,845
Total allowance for loan losses	$46,151	$29,295	$23,101	$12,408	$110,955
Loans:
Individually evaluated for impairment	$26,117	$13,657	$16,474	$—	$56,248
Collectively evaluated for impairment	2,469,738	1,019,981	1,680,585	—	5,170,304
Loans	$2,495,855	$1,033,638	$1,697,059	$—	$5,226,552

(k) Commercial includes all C&I loans, including those secured by real estate.
(l) CRE is defined as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(m) Consumer loans include direct consumer loans, indirect consumer loans, consumer lines of credit, and overdrafts.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. LOANS - Continued

The Company did not have any loans acquired with deteriorated credit quality.

     Impaired loan details are as follows:

December 31, 2013
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$8,457	$6,811	$15,268	$5,599	$20,867	$3,997

CRE - permanent	5,995	3,872	9,867	6,441	16,308	1,073
CRE - construction	9,729	2,399	12,128	6,633	18,761	1,414
Commercial real estate	15,724	6,271	21,995	13,074	35,069	2,487

Residential mortgages	6,088	7,109	13,197	800	13,997	1,589
Home equity	609	4,798	5,407	515	5,922	203
All other consumer	118	1,731	1,849	61	1,910	28
Consumer	6,815	13,638	20,453	1,376	21,829	1,820

Total	$30,996	$26,720	$57,716	$20,049	$77,765	$8,304

December 31, 2012
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$4,326	$21,791	$26,117	$3,700	$29,817	$1,644

CRE - permanent	1,241	6,970	8,211	5,766	13,977	76
CRE - construction	809	4,637	5,446	10,230	15,676	330
Commercial real estate	2,050	11,607	13,657	15,996	29,653	406

Residential mortgages	3,413	7,095	10,508	922	11,430	880
Home equity	547	3,714	4,261	286	4,547	180
All other consumer	—	1,705	1,705	61	1,766	—
Consumer	3,960	12,514	16,474	1,269	17,743	1,060

Total	$10,336	$45,912	$56,248	$20,965	$77,213	$3,110

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. LOANS - Continued

Additional impaired loan details are as followed:

	December 31,
(dollars in thousands)	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized (n)	Average Recorded Investment	Interest Income Recognized (n)	Average Recorded Investment	Interest Income Recognized (n)
Commercial and industrial	$25,838	$77	$31,392	$12	$31,845	$—

CRE - permanent	9,584	31	7,352	215	14,079	41
CRE - construction	7,320	70	9,008	—	15,560	—
Commercial real estate	16,904	101	16,360	215	29,639	41

Residential mortgages	11,267	105	8,111	64	6,479	24
Home equity	4,994	11	3,507	8	2,244	5
All other consumer	1,758	1	1,987	—	2,025	—
Consumer	18,019	117	13,605	72	10,748	29

Total	$60,761	$295	$61,357	$299	$72,232	$70

(n) Interest income recognized for the years ended December 31, 2013, 2012, and 2011, primarily represent amounts earned on accruing TDRs.

The following table presents details of the Company's loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company's restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	December 31,
	2013	2012
Commercial and industrial	$333	$1,464
CRE - permanent	528	2,887
Residential mortgages	6,116	3,442
Home equity	620	569
All other consumer	118	—
Total restructured loans	$7,715	$8,362

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

Other real estate owned and repossessed assets are as follows:

(dollars in thousands)	December 31,
	2013	2012
Other real estate owned	$892	$2,515
Repossessed assets	386	514
Total other real estate and repossessed assets	$1,278	$3,029

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)	Estimated	Year Ended December 31,
	Useful Lives	2013	2012
Land	Indefinite	$14,739	$14,322
Buildings	5 to 40 years	101,626	99,833
Equipment	3 to 10 years	111,670	106,217
Leasehold improvements	2 to 20 years	10,905	11,000
Equipment leased to customers	Economic life	3,796	7,567
Total premises and equipment		242,736	238,939
Accumulated depreciation		(146,504)	(142,605)
Premises and equipment, net		$96,232	$96,334

Depreciation expense of $9.1 million, $9.7 million, and $9.6 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

Lease Commitments

Future minimum payments under non-cancellable operating leases are due as follows:

(dollars in thousands)
	Year Ended December 31,
	2014	$6,515
	2015	6,204
	2016	5,687
	2017	5,175
	2018	4,835
	Thereafter	31,035
	Total	$59,451

Lease commitments of $59.5 million reflects a reduction in the future minimum lease payments of $2.95 million related to facilities impacted by the restructuring plan announced in the fourth quarter of 2013.

Total rental expense of $8.5 million, $8.1 million, and $8.2 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the year ended December 31, 2013.

	Year Ended			Year Ended
(dollars in thousands)	December 31,			December 31,
	2012	Impairment	Disposition	2013
Goodwill	$512,268	—	—	$512,268
Accumulated impairment	(253,989)	—	—	(253,989)
Goodwill, net	$258,279	—	—	$258,279

During the second quarter, the Company performed its annual qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. There were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2013, the carrying value of goodwill assigned to the Community Banking segment was $235 million and the carrying value of goodwill assigned to the Other segment was $23 million.

The table below presents the Company’s core deposit intangibles and other intangible assets and the related amortization expense.

(dollars in thousands)	As of and for the Year Ended December 31,
	2013	2012	2011
Core deposit and other intangible assets	$6,854	$10,614	$15,770
Amortization expense	3,761	5,156	6,446

Remaining Amortization Expense
2014	$2,738
2015	1,780
2016	1,202
2017	702
2018	179

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

7. DEPOSITS

	As of and for the Year Ended December 31,
(dollars in thousands)	2013		2012
	Balance	Interest Expense	Balance	Interest Expense
NOW accounts	$1,655,425	$2,310	$1,472,985	$1,990
Money market accounts	1,670,035	4,460	1,642,803	5,699
Savings accounts	526,576	546	493,386	573
Time deposits less than $100	896,700	10,954	1,017,925	13,529
Time deposits $100 or greater	353,791	4,109	417,065	5,031
Total interest bearing deposits	5,102,527	22,379	5,044,164	26,822
Non-interest bearing deposits	970,051	—	891,401	—
Total deposits	$6,072,578	$22,379	$5,935,565	$26,822

At December 31, 2013, time deposits were scheduled to mature as follows:

(dollars in thousands)	2014	$831,412
	2015	193,950
	2016	112,071
	2017	72,819
	2018	40,068
	Thereafter	171
	Total	$1,250,491

8. BORROWINGS

	As of December 31,
(dollars in thousands)	2013	2012
Customer repurchase agreements	$551,736	$560,065
Repurchase agreements	50,000	75,000
Short-term borrowings	—	100,000
Federal Home Loan Bank advances	603,232	464,632
Subordinated debentures accounted for at fair value	—	67,306
Subordinated debentures accounted for at amortized cost	77,321	77,321
Total borrowings and other debt obligations	$1,282,289	$1,344,324

The Company's borrowings include short-term and long-term debt in the form of FHLB advances, customer repurchase agreements, repurchase agreements, and subordinated debentures. FHLB advances mature within the next six years and are collateralized by certain first mortgage loans, investment securities and also require the Company to purchase FHLB capital stock, which is included within other securities on the consolidated balance sheet. Repurchase agreements mature within one year and have investment securities pledged as collateral.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

8. BORROWINGS - Continued

Outstanding FHLB advances and repurchase agreements mature as follows:

(dollars in thousands)	Federal Home Loan	Repurchase
	Bank Advances	Agreements
2014	$523,562	$50,000
2015	24,000	—
2016	644	—
2017	50,071	—
2018	4,922	—
Thereafter	33	—
Total	$603,232	$50,000

At the beginning of 2013, the Company had five established statutory business Trusts: NPB Capital Trust II, NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). On March 7, 2013, the Company redeemed all of the subordinated debentures issued by NPB Capital Trust II. The Company owns all of the common capital securities of the remaining Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts.

Details of the Company’s obligations to the Trusts as of December 31, 2013 are as follows:

Trusts	Principal	Issued	Maturity	Interest Rate
NPB Capital Trust III	$20.6 Million	February 20, 2004	April 23, 2034	3 mo. LIBOR + 2.75% margin
NPB Capital Trust IV	$20.6 Million	March 25, 2004	April 7, 2034	3 mo. LIBOR + 2.75% margin
NPB Capital Trust V	$20.6 Million	April 7, 2004	April 7, 2034	3 mo. LIBOR + 2.75% margin
NPB Capital Trust VI	$15.4 Million	January 19, 2006	March 15, 2036	3 mo. LIBOR + 1.38% margin

All of the Trusts can currently be called in whole or in part.

On March 7, 2013, the Company redeemed all of the 7.85% subordinated debentures accounted for at fair value - Cumulative Trust Preferred Securities issued by NPB Capital Trust II. The aggregate redemption of the debentures was $66.1 million, inclusive of $0.9 million of accrued distributions. This debenture was reported on the consolidated balance sheet at its fair value of $67.3 million at December 31, 2012.

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

9. CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At December 31, 2013, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	December 31,
	2013	2012	2011
Unrealized (losses) gains on investment securities	$(11,691)	$41,058	$35,955
Pension	(9,466)	(16,729)	(15,161)
Total accumulated other comprehensive (loss) income	$(21,157)	$24,329	$20,794

11. SHAREHOLDERS’ EQUITY

Treasury Stock

In 2013, there were no treasury stock repurchases. In the fourth quarter of 2013, the Board of Directors authorized the repurchase of up to five percent (5%) of the outstanding shares of National Penn common stock during 2014. The authorization of this repurchase plan superseded all pre-existing share repurchase plans.

On January 28, 2014, the Company announced the repurchase of 7 million shares, of the 25.9 million outstanding shares, which Warburg Pincus held in NPBC common stock. Warburg Pincus maintains a 13.6% position in the Company, down from the 17.8% at December 31, 2012.

In 2012, the Board of Directors authorized and the Company completed the repurchase of 7.5 million shares of National Penn's common stock, which represented approximately five percent (5%) of the outstanding shares.

Dividend Reinvestment and Stock Purchase Plan (“DRP”)

The Company has a dividend reinvestment and stock purchase plan that provides a 10% discount on dividends reinvested as well as new cash purchases made under the terms of the Plan. The Plan was amended on June 18, 2009 and allows voluntary cash contributions in amounts not to exceed $10,000.

Cash Dividends

The Company declared and paid cash dividends of $0.10 per share for each of the last three quarters of 2013, totaling $43.7 million.

In 2012, the Company declared and paid cash dividends of $0.41 per share, or $61.4 million, to common shareholders, including an additional $0.10 per share, or $15.0 million, cash dividend paid in the fourth quarter of 2012 in lieu of a first quarter 2013 cash dividend.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	As of December 31,
	2013	2012
Commitments to extend credit	$1,769,135	$1,672,424
Commitments to fund mortgages	22,242	36,795
Commitments to sell mortgages to investors	15,349	51,125
Letters of credit	142,246	127,435

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however, since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2013 and 2012.

The Company enters into interest rate lock commitments with its mortgage loan customers, a portion of which are intended for sale in the future. The portion of the commitments that are intended for sale in the future are derivatives and, as such, are reported on the consolidated balance sheet at their estimated fair value. To hedge the fair value risk associated with changing interest rates on these commitments, the Company enters into forward sale commitments to sell the closed loans to investors. These hedges are economic hedges and are not designated in hedging relationships. The forward sale commitments to investors are also derivatives and are recorded on the consolidated balance sheet at their estimated fair value.

Summary information regarding interest rate swap derivative positions which were not designed in hedging relationships are as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2013
Receive fixed - pay floating interest rate swaps	148	$502,833	$15,906	$5,718	4.58%	2.31%	5.96
Pay fixed - receive floating interest rate swaps	148	502,833	5,718	15,906	2.31%	4.58%	5.96
Net interest rate swaps		$1,005,666	$21,624	$21,624	3.45%	3.45%	5.96

December 31, 2012
Receive fixed - pay floating interest rate swaps	131	$424,863	$28,252	$—	4.67%	2.34%	6.36
Pay fixed - receive floating interest rate swaps	131	424,863	—	28,252	2.34%	4.67%	6.36
Net interest rate swaps		$849,726	$28,252	$28,252	3.51%	3.51%	6.36

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income in each of 2013, 2012, and 2011. For additional analysis of the fair value on interest rate swaps refer to Footnote 14 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The following summarizes the Company's derivative activity as of and for the year ended December 31, 2013, 2012, and 2011:

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2013	December 31, 2013

Interest rate swaps:	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $6.6 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.3 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2012	December 31, 2012

Interest rate swaps:	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $5.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.6 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Increase to mortgage banking income of $0.5 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Activity	December 31, 2011	December 31, 2011

Cash flow hedges:
Pay fixed - receive floating interest rate swaps	There was no impact due to the expiration of all cash flow hedges.	The ineffective portion is zero. Increase to interest expense of $1.9 million for net settlements.

Interest rate swaps:	Increase to other assets/liabilities of $22.6 million.	No net effect on other operating income from offsetting $2.2 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.6 million.	Increase to mortgage banking income of $0.5 million.
Forward sale commitments	Increase to other liabilities of $0.9 million.	Decrease to mortgage banking income of $0.8 million.

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance-sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The Company did not recognize any expense in other operating expenses within the non-interest expense in the consolidated statement of income during 2013 for credit losses on off-balance-sheet exposure as compared to $0.1 million recorded in 2012 and $1.8 million in 2011. As of December 31, 2013 and 2012 the reserve for off-balance sheet exposure was $1.0 million and $1.6 million, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. BALANCE SHEET OFFSETTING

Certain financial instrument related assets and liabilities may be eligible for offset on the consolidated balance sheet because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements.

    The Company enters into interest rate swap agreements with customers and financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 12 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash collateral based on the contract provisions.

The Company also enters into agreements to sell securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements on the consolidated balance sheet. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.

The following table presents information about financial instruments that are eligible for offset as of December 31, 2013 and December 31, 2012:

December 31, 2013
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$5,718	$—	$5,718

Liabilities
Derivatives - Interest Rate Swaps	15,906	—	15,906
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$65,906	$—	$65,906

December 31, 2012
(dollars in thousands)
Liabilities	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$28,252	$—	$28,252
Repurchase Agreements	75,000	—	75,000
Total Liabilities	$103,252	$—	$103,252

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty, as of December 31, 2013 and December 31, 2012:

December 31, 2013
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (o)	Cash Collateral (p)	Net Amount
Counterparty A	$4,996	$(4,996)	$—	$—
All Other Counterparties	722	(328)	(300)	94
Total Assets	$5,718	$(5,324)	$(300)	$94

Liabilities
Counterparty A	$13,111	$(4,996)	$(8,545)	$(430)
All Other Counterparties	2,795	(328)	(1,960)	507
Total Liabilities	$15,906	$(5,324)	$(10,505)	$77

December 31, 2012
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Liabilities	Net Amounts Presented in the Balance Sheet	Financial Instruments (o)	Cash Collateral (p)	Net Amount
Counterparty A	$28,252	$—	$(28,185)	$67

(o) For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of default.

(p) Amounts represent cash collateral received or posted on interest rate swap transactions with financial institution counterparties.

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

The Company utilizes a third-party service provider to assist with investment security pricing. The Company evaluates the pricing results by periodically reviewing the service provider's practices and procedures. Additionally, each quarter the Company independently validates the pricing results of the third-party service provider by obtaining independent prices from other sources and evaluating discrepancies to established tolerances for each security type. The Company also investigates pricing outliers by security class, and performs a review of unchanged security prices.

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

Specifically, for asset/liability management purposes, the fair value option was applied to the Company’s only fixed rate subordinated debenture liability, which was redeemed by the Company during the first quarter of 2013. Upon redemption, the Company recognized a gain of $2.1 million in non-interest income for the reversal of the cumulative change in fair value previously recognized in earnings. For the twelve months ended December 31, 2012, non-interest income included a gain of $0.7 million for the change in fair value. The fair value of the subordinated debenture was based on an unadjusted, quoted price of the traded asset (formerly Nasdaq: "NPBCO") in an active market on the final day of each month.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$990	$—	$990	$—
State and municipal bonds	214,711	—	214,711	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	—	1,659,180	—
Non-agency collateralized mortgage obligations	4,258	—	4,258	—
Corporate securities and other	9,668	61	4,922	4,685
Marketable equity securities	5,300	4,241	—	1,059
Investment securities, available-for-sale	$1,894,107	$4,302	$1,884,061	$5,744

Interest rate swap agreements	$21,624	$—	$21,624	$—

Liabilities
Forward sale commitments	$84	$—	$84	$—
Interest rate locks	42		42
Interest rate swap agreements	21,624	—	21,624	—

December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,023	$—	$1,023	$—
State and municipal bonds	285,320	—	285,320	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	1,491,365	—
Non-agency collateralized mortgage obligations	9,110	—	9,110	—
Corporate securities and other	10,683	59	8,799	1,825
Marketable equity securities	4,712	3,711	—	1,001
Investment securities, available-for-sale	$1,802,213	$3,770	$1,795,617	$2,826

Interest rate locks	$12	$—	$12	$—
Interest rate swap agreements	28,252	—	28,252	—

Liabilities
Subordinated debentures	$67,306	$67,306	$—	$—
Forward sale commitments	362	—	362	—
Interest rate swap agreements	28,252	—	28,252	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the year ended December 31, 2013:

(dollars in thousands)
	Beginning Balance January 1, 2013	Gains/(Losses) Included in Earnings	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Accretion/ Amortization	Transfers	Ending Balance December 31, 2013
Level 1

Corporate securities and other	$59	$—	$2	$—	$—	$—	$—	$—	$61
Marketable equity securities	3,711	—	530	—	—	—	—	—	4,241
Total level 1	3,770	—	532	—	—	—	—	—	4,302

Level 2

U.S. Government agencies	1,023	—	(34)	1,000	—	(1,000)	1	—	990
State and municipal bonds	285,320	—	(12,734)	—	—	(61,630)	3,755	—	214,711
Agency mortgage-backed securities/ collateralized mortgage obligations	1,491,365	—	(69,300)	608,294	—	(365,012)	(6,167)	—	1,659,180
Non-agency collateralized mortgage obligations	9,110	—	(121)	—	—	(4,744)	13	—	4,258
Corporate securities and other	8,799	47	(9)	—	(3,092)	(814)	(9)	—	4,922
Total level 2	1,795,617	47	(82,198)	609,294	(3,092)	(433,200)	(2,407)	—	1,884,061

Level 3

Corporate securities and other	1,825	7	455	2,730	(340)	—	8	—	4,685
Marketable equity securities	1,001	—	58	—	—	—	—	—	1,059
Total level 3	2,826	7	513	2,730	(340)	—	8	—	5,744

Total available-for-sale securities	$1,802,213	$54	$(81,153)	$612,024	$(3,432)	$(433,200)	$(2,399)	$—	$1,894,107

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance
Loans held-for-sale	$—	$4,951	$—	$4,951
Impaired loans, net	—	—	49,412	49,412
OREO and other repossessed assets	—	—	1,278	1,278

December 31, 2012
Loans held-for-sale	$—	$14,330	$—	$14,330
Impaired loans, net	—	—	53,138	53,138
OREO and other repossessed assets	—	—	3,029	3,029

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of December 31, 2013 and December 31, 2012.

The recorded investment in impaired loans totaled $57.7 million with a specific reserve of $8.3 million at December 31, 2013, compared to $56.2 million with a specific reserve of $3.1 million at December 31, 2012. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.1 million and $0.3 million were included in the period-ending OREO and other repossessed assets balance at December 31, 2013 and December 31, 2012, respectively.

In addition to financial instruments recorded at fair value in the Company’s financial statements, disclosure of the estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments is also required.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, certain instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities, other than mortgage loans held-for-sale.  Fair values have been estimated using data that management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$283,523	$283,523	$428,128	$428,128
Investment securities available-for-sale	1,894,107	1,894,107	1,802,213	1,802,213
Investment securities held-to-maturity	438,445	452,202	464,166	499,149
Loans held-for-sale	4,951	5,077	14,330	14,680
Loans, net of allowance for loan losses	5,236,901	5,168,470	5,115,597	5,131,880
OREO and other repossessed assets	1,278	1,278	3,029	3,029
Interest rate locks	—	—	12	12
Interest rate swap agreements	21,624	21,624	28,252	28,252

LIABILITIES
Non-interest bearing deposits	$970,051	$970,051	$891,401	$891,401
Interest bearing deposits, non-maturity	3,852,036	3,852,036	3,609,174	3,609,174
Deposits with stated maturities	1,250,491	1,253,920	1,434,990	1,445,706
Customer repurchase agreements	551,736	551,736	560,065	560,065
Structured repurchase agreements	50,000	51,332	75,000	78,593
Short-term borrowings	—	—	100,000	100,000
Federal Home Loan Bank advances	603,232	611,890	464,632	543,903
Subordinated debentures	77,321	77,321	144,627	144,627
Forward sale commitments	84	84	362	362
Interest rate locks	42	42	—	—
Interest rate swap agreements	21,624	21,624	28,252	28,252

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

The fair value option was elected for the Company’s fixed rate subordinated debenture, and the fair value was measured on an unadjusted, quoted price for the traded assets (formerly Nasdaq: “NPBCO”) and as such was classified within Level 1 of the fair value hierarchy. The fair value of this instrument was $67.3 million at December 31, 2012 and zero at December 31, 2013 due to its redemption on March 7, 2013. Subordinated debentures that have floating interest rates based upon LIBOR are callable at any time and, due to the call feature, the fair value is estimated to equal the par amount. These instruments are classified within Level 2 of the fair value hierarchy.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  REGULATORY MATTERS

National Penn and National Penn Bank are subject to regulations of certain federal and state agencies, and undergo periodic examinations by such regulatory authorities.

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2013, that National Penn Bank and the Company met all capital adequacy requirements to which they are subject.

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $22.9 million at December 31, 2013. The average amount of these balances for the year ended December 31, 2013 was approximately $46.3 million.

The following tables summarize National Penn's and National Penn Bank’s regulatory capital.

December 31, 2013
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,018,316	16.72%	$487,295	8.00%	n/a	n/a
National Penn Bank	870,973	14.40%	483,796	8.00%	$604,745	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$941,926	15.46%	$243,647	4.00%	n/a	n/a
National Penn Bank	795,123	13.15%	241,898	4.00%	$362,847	6.00%
Tier I capital (to average assets)
National Penn	$941,926	11.63%	$323,963	4.00%	n/a	n/a
National Penn Bank	795,123	9.85%	323,030	4.00%	$403,788	5.00%

December 31, 2012
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,056,835	17.80%	$475,097	8.00%	n/a	n/a
National Penn Bank	879,015	15.09%	465,961	8.00%	$582,452	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$982,148	16.54%	$237,548	4.00%	n/a	n/a
National Penn Bank	805,738	13.83%	232,981	4.00%	$349,471	6.00%
Tier I capital (to average assets)
National Penn	$982,148	12.16%	$323,131	4.00%	n/a	n/a
National Penn Bank	805,738	10.02%	321,802	4.00%	$402,252	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

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

Matching contributions to the plan, including discretionary profit sharing, included in salaries, wages and employee benefit expenses were $3.8 million, $3.9 million, and $3.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Pension Plan

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year.  The Company did not make a contribution in 2013 because the plan’s funding credit balance was applied toward reducing the contribution requirement.

On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16. BENEFIT PLANS - Continued

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

(dollars in thousands)	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$56,749	$51,709
Interest cost	2,235	2,295
Effect of change in assumptions	(5,528)	4,101
Benefits paid	(1,720)	(1,513)
Effect of change in experience	111	157
Benefit obligations at end of year	$51,847	$56,749
Change in plan assets:
Fair value of plan assets at beginning of year	$41,414	$38,896
Actual return on plan assets	8,054	4,155
Employer contribution	—	—
Benefits paid including assumed expenses	(1,884)	(1,637)
Fair value of plan assets at end of year	47,584	41,414

Funded status	$(4,263)	$(15,335)

Net loss not yet recognized in net periodic pension cost	$14,685	$25,859

Net pension cost included the following components:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Service cost	$164	$124	$116
Interest cost	2,235	2,295	2,349
Expected return on plan assets	(2,931)	(2,758)	(2,785)
Amortization of unrecognized net actuarial loss	634	562	305
Net periodic benefit cost (gain)	$102	$223	$(15)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI.  Refer to Footnote 10 in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16. BENEFIT PLANS - Continued

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2013	2012
Discount rate	4.75%	4.00%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2013	2012
Discount rate	4.00%	4.50%
Expected long-term return on plan assets	7.25%	7.25%
Rate of compensation increase	N/A	N/A

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. Interest income is recorded on the accrual basis, and dividends are recorded on the ex-dividend date. The pension plan's investments are stated at fair value, and purchases and sales of securities are recorded on the trade date. To determine the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 14 Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks and U.S. Government obligations are valued at the closing price reported in active markets in which the individual securities are traded. The plan does not have any assets in the Company’s stock. Actively traded corporate bonds and notes are valued based on quoted prices. U.S. Government agency obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan does not have any Level 3 investments.

The following table sets forth the pension plan’s financial assets at fair value by level within the fair value hierarchy:

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Asset Allocation
(dollars in thousands)
Equity securities	$33,475	$—	$—	$33,475	70%
Debt securities	8,299	5,286	—	13,585	29%
Other	524	—	—	524	1%
	$42,298	$5,286	$—	$47,584	100%

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Asset Allocation
(dollars in thousands)
Equity securities	$25,148	$—	$—	$25,148	61%
Debt securities	7,118	6,156	—	13,274	32%
Other	2,992	—	—	2,992	7%
	$35,258	$6,156	$—	$41,414	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16. BENEFIT PLANS - Continued

Estimated Future Benefit Payments

(dollars in thousands)
2014	$1,948
2015	2,143
2016	2,283
2017	2,453
2018	2,657
2019-2023	$15,322

Deferred Compensation Arrangements

The Company has established deferred compensation arrangements for certain retired executive officers that provide for annual payments for fifteen years following retirement. The Company’s liabilities under these arrangements were accrued from the commencement of the agreements over the participant’s service periods.  The expense related to these deferred compensation arrangements is recorded in salaries, wages and employee benefits expense in the consolidated statement of income.

The Company has obtained, through its acquisitions, several non-qualified, unfunded contracts for certain executive officers.  These contracts supplement the benefit these executive officers will receive under the Company’s qualified retirement plans. Certain contracts also provide for survivor and other termination benefits.  The expense recorded in connection with these contracts was $0.8 million for December 31, 2013 and $1.1 million for December 31, 2012, and $1.4 million for December 31, 2011.  The Company is the beneficiary of life insurance policies that are intended to fund a portion of the contracts, which had a cash surrender value of $23.5 million as of December 31, 2013.

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

Vesting of share-based awards is immediately accelerated in the event of a change-in-control; in the event the recipient’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more); or in the event of an involuntary termination of employment not for cause.

Awards are currently granted under the Long-Term Incentive Compensation Plan, approved by shareholders in April 2005 (“2005 Plan”) and expiring November 30, 2014.  Under the terms of the 2005 Plan, a total of 5,304,500 shares of common stock have been made available for option, restricted stock, or other share-based awards. As of December 31, 2013, approximately 1.5 million shares remain available for issuance under the terms of the 2005 Plan.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. SHARE-BASED COMPENSATION - Continued

Prior to the adoption of the 2005 Plan, the Company maintained other employee stock compensation plans ("Previous Company Plans"). A total of 5,048,577 shares of common stock were made available for option or restricted stock awards. At December 31, 2013, approximately 0.5 million shares remain outstanding from the Previous Company Plans. In addition to the Previous Company Plans, the Company issued 3,022,185 substitute stock options as a result of acquisitions made in 2008, of which, approximately 1.7 million options were outstanding at December 31, 2013.

The impact of shared-based compensation on the Company’s financial results for the following periods:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Share-based compensation expense	$3,309	$3,513	$3,808
Income tax benefit	(1,158)	(1,230)	(1,333)
Reduction to net income	$2,151	$2,283	$2,475

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2013 is presented below:

(dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock	$3,821	2.4
Stock options	1,164	2.2
Total	$4,985	2.3

Restricted Stock

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2013	2012	2011
Shares granted	411,723	383,906	305,503
Weighted-average grant date fair value	$9.85	$8.80	$8.32
Fair value of awards vested (000's)	$1,988	$2,098	$1,938
A summary of the status of the Company’s non-vested restricted stock as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2013	723,801	$8.02
Granted	411,723	9.85
Forfeited/Canceled	(44,764)	8.92
Vested	(204,208)	7.20
Non-vested at December 31, 2013	886,552	$9.04

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. SHARE-BASED COMPENSATION - Continued

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	1.20%	1.76%	3.07%
Expected dividend yield	4.07%	2.27%	0.48%
Expected volatility	53.13%	51.09%	49.44%
Expected lives (years)	6.98	7.88	7.93

Information regarding stock options as of December 31, 2013, and changes during the year ended are presented below:

(dollars in thousands, except per share data)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	Options
Outstanding at January 1, 2013	4,562,227	$15.31	3.0	$1,450
Granted	247,750	9.84
Exercised	(122,730)	7.33
Forfeited	(640,243)	16.30
Outstanding at December 31, 2013	4,047,004	15.06	2.6	3,032

Exercisable at December 31, 2013	3,443,271	$16.19	1.7	$1,419

The following table summarizes information related to stock options:

(dollars in thousands, except share and per share data)	Year Ended December 31,
	2013	2012	2011
Options granted	247,750	239,250	233,500
Weighted-average grant date fair value	$3.47	$3.80	$4.71
Fair value of awards vested	675	588	1,106
Proceeds from stock options exercised	900	708	1,934
Tax benefit recognized from stock options exercised	112	697	1,080
Intrinsic value of stock options exercised	321	352	933

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

	Year Ended December 31,
	2013	2012	2011
ESPP shares purchased	65,161	66,103	72,364
Weighted-average employee purchase price	$9.44	$8.27	$6.95

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18.  INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
FEDERAL:
Current	$9,339	$21,556	$15,490
Deferred federal expense	59	10,845	9,046
	9,398	32,401	24,536
STATE:
Current	183	353	636
Deferred state expense	—	—	—
	183	353	636
Income tax expense	$9,581	$32,754	$25,172

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Computed tax expense at statutory rate	$22,038	$46,082	$39,451
State income tax expense, net	119	228	413
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(12,927)	(13,861)	(14,890)
Amortization of goodwill and intangibles	(3)	(3)	(3)
Other, net	354	308	201
Income tax expense	$9,581	$32,754	$25,172

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18.  INCOME TAXES - Continued

Deferred tax assets and liabilities are composed of the following:

(dollars in thousands)	December 31,
	2013	2012
Deferred tax assets
Allowance for loan losses	$33,728	$38,834
Tax credits	34,405	29,054
Net unrealized losses on investment securities available-for-sale	6,295	—
Accrued incentives and deferred compensation	8,688	9,024
Net operating loss	702	1,470
Pension	1,532	5,407
Accrued expenses	5,796	4,101
Share-based compensation	3,044	2,487
Gain on subordinated debentures accounted for at fair value	—	445
Write-downs on other real estate	30	103
	$94,220	$90,925
Deferred tax liabilities
Net unrealized gains on investment securities available-for-sale	$—	$22,108
Core deposit intangibles & acquisition related	5,904	6,551
Loan costs	7,352	6,761
Amortization	4,115	3,509
Depreciation	257	560
	17,628	39,489
Net deferred tax asset (included in other assets)	$76,592	$51,436

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result, no valuation allowance was recorded as of December 31, 2013 or 2012. The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2013, the Company’s deferred tax asset included a net operating loss (“NOL”) carry forward of $0.7 million which expires in 12 years and is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code, from prior acquisitions. The Company anticipates fully utilizing its NOL prior to its statutory expiration dates. The Company has the additional following carryover items: (1) low income housing credits of $0.5 million that will begin to expire in 2030 if not utilized; and (2) an alternative minimum tax credit of $30.6 million which has an indefinite life.

Uncertain Tax Positions

The Company records a liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2013	2012
Balance at January 1,	$1,886	$2,401
Additions based on tax positions related to the current year	107	196
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(343)	(1)
Reductions as a result of lapse of applicable statute of limitations	(613)	(710)
Balance at December 31,	$1,037	$1,886

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

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

19. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)
	Year Ended December 31,
CONDENSED BALANCE SHEETS	2013	2012
Assets:
Cash (q)	$11,056	$1,163
Investment in bank subsidiaries	1,057,054	1,124,076
Investment in other subsidiaries	139,342	179,900
Other assets	2,142	780
	$1,209,594	$1,305,919
Liabilities and shareholders' equity:
Subordinated debentures	$77,321	$144,627
Other liabilities	407	—
Shareholders' equity	1,131,866	1,161,292
	$1,209,594	$1,305,919

(q) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $115 million at December 31, 2013 and $150 million at December 31, 2012. The cash was subsequently returned to the Parent Company.

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2013	2012	2011
Income:
Equity in undistributed net (loss) earnings of subsidiaries (r)	$(24,961)	$(110,930)	$88,604
Dividends from subsidiaries	79,900	214,992	7,300
Interest and other income	2,206	913	266
Total income	57,145	104,975	96,170
Expense:
Interest on subordinated debentures	3,092	7,425	7,299
Other operating expenses	1,502	1,392	5,794
Total expense	4,594	8,817	13,093
Income before income taxes	52,551	96,158	83,077
Income tax (benefit)	(836)	(2,752)	(4,467)
Net income	$53,387	$98,910	$87,544

(r) During 2013, earnings of subsidiaries totaled $54.9 million and were netted by distributions to the Parent Company of $79.9 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY - Continued

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2013	2012	2011
Cash flows from operating activities:
Net income	$53,387	$98,910	$87,544
Equity in undistributed net loss (earnings) of subsidiaries (r)	24,961	110,930	(88,604)
(Increase) decrease in other assets	(1,185)	4,843	(4,444)
Increase (decrease) in other liabilities	407	(1,835)	(2,361)
Other, net	(2,100)	—	—
Net cash provided by (used in) operating activities	75,470	212,848	(7,865)

Cash flows from investing activities:
Capital contributions to subsidiaries (q)	(115,000)	(150,000)	(58,039)
Capital received from subsidiaries	151,956	55,997	4,844
Net cash provided by (used in) investing activities	36,956	(94,003)	(53,195)

Cash flows from financing activities:
Proceeds from advances from subsidiaries	—	1,063	2,530
Repayment of advances from subsidiaries	(65,206)	(1,746)	—
Common and treasury stock issuances	6,370	7,092	91,740
Purchase of treasury stock	—	(67,531)	—
Payment to repurchase preferred stock	—	—	(150,000)
Cash dividends	(43,697)	(61,401)	(15,234)
Common stock warrant repurchase	—	—	(1,000)
Net cash used in financing activities	(102,533)	(122,523)	(71,964)

Net increase (decrease) in cash and cash equivalents	9,893	(3,678)	(133,024)

Cash and cash equivalents at beginning of year	1,163	4,841	137,865

Cash and cash equivalents at end of year (q)	$11,056	$1,163	$4,841

(q) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $115 million at December 31, 2013 and $150 million at December 31, 2012. The cash was subsequently returned to the Parent Company.

(r) During 2013, earnings of subsidiaries totaled $54.9 million and were netted by distributions to the Parent Company of $79.9 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. SEGMENT INFORMATION

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

The Company has also identified several other operating segments. These non-reportable segments include National Penn Wealth Management, N.A., National Penn Capital Advisors, Inc., National Penn Insurance Services Group, Inc., and the parent bank holding company and are included in the “Other” category. These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management. The accounting policies, used in this disclosure of operating segments, are the same as those described in the Footnote 1 "Summary of Significant Accounting Policies" within this section.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	Community Banking
December 31, 2013		Other	Consolidated
Total assets	$8,551,806	$40,042	$8,591,848
Total deposits	6,072,578	—	6,072,578
Net interest income (expense)	255,030	(2,968)	252,062
Total non-interest income	52,968	45,099	98,067
Total non-interest expense	244,906	37,005	281,911
Net income (loss) available to common shareholders	50,840	2,547	53,387
December 31, 2012
Total assets	8,485,482	44,040	8,529,522
Total deposits	5,935,565	—	5,935,565
Net interest income (expense)	261,098	(7,092)	254,006
Total non-interest income	53,784	42,184	95,968
Total non-interest expense	173,507	36,803	210,310
Net income (loss) available to common shareholders	100,624	(1,714)	98,910
December 31, 2011
Total assets	8,431,175	55,106	8,486,281
Total deposits	5,874,819	—	5,874,819
Net interest income (expense)	268,161	(8,258)	259,903
Total non-interest income	54,502	39,341	93,843
Total non-interest expense	192,280	33,750	226,030
Net income (loss) available to common shareholders	95,081	(10,680)	84,401

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

21. SUBSEQUENT EVENTS

On January 30, 2014, under the terms of National Penn's previously announced repurchase plan, National Penn completed the repurchase of 7 million shares of its common stock from two affiliates of Warburg Pincus, at $10.77 per share (the closing price of National Penn common stock on the date the repurchase agreement was entered into). As a result, the ownership of National Penn common stock by these shareholders was reduced to approximately 13.6% of National Penn’s outstanding common stock. This transaction substantially completed our 2014 repurchase plan. For additional information, see National Penn’s Current Report on Form 8-K dated January 28, 2014.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that as of December 31, 2013 our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2013.  Their report, dated March 3, 2014, expressed an unqualified opinion on our internal control over financial reporting.  Their report is included in Item 8 within this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations to the effectiveness of any control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system is limited by available resources, and the benefits of controls must be considered relative to their costs and their impact on National Penn's business model. National Penn intends to continue improving and refining its internal control over financial reporting.

Item 9B.  OTHER INFORMATION

On December 23, 2013, National Penn entered into an amendment with U.S. Bank National Association to its unsecured, revolving line of credit loan agreement. By this amendment, the credit facility was increased to $75 million from $25 million. As of March 3, 2014, National Penn has never borrowed any funds under this credit facility.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains in effect a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  A copy of the Code of Conduct is included in this Report as Exhibit 14.1.  Other information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2014.

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statements of Income for fiscal years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flows for fiscal years ended December 31, 2013, 2012 and 2011.

•	Notes to Consolidated Financial Statements.

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

3.2
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated September 25, 2013, as filed on September 30, 2013.)

3.3
Statement with Respect to Shares, filed by National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated November 2, 2009, as filed on November 2, 2009.)

3.4	Statement of Change of Registered Office, as filed on February 28, 2014.
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

4.21	Loan Agreement, dated December 22, 2011, between U.S. Bank National Association and National Penn Bancshares, Inc., as amended December 22, 2012, August 8, 2013, and December 23, 2013.
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

10.7	National Penn Bancshares, Inc. Capital Accumulation Plan (Incorporated by reference to National Penn’s Registration Statement No. 333-192187 on Form S-8 as filed on November 8, 2013).
10.8
Form of Amended and Restated Director Deferred Fee Agreement between Bernville Bank, N.A. and certain former Bernville Bank, N.A. directors.*  (Incorporated by reference to Exhibit 10.20 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.9
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

10.12
National Penn Bancshares, Inc. Nittany Financial Corp. Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 4.1 to National Penn’s Registration Statement No. 333-131620 on Form S-8, as filed on February 7, 2006.)

10.13
National Penn Bancshares, Inc. KNBT Bancorp, Inc. Consolidated Substitute Stock Option Plan.* (Incorporated by reference to Exhibit 10.46 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.14
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

10.16
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

10.18
Amended and Restated Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk. * (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.19
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.20
Amendment to Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.21
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and David B. Kennedy.* (Incorporated by reference to Exhibit 10.26 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.22
Amendatory Agreement dated as of January 27, 2010, between National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy.* (Incorporated by reference to Exhibit 10.27 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.23
Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers on January 23, 2012.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated January 23, 2012, as filed on January 27, 2012.)

10.24	Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers on January 21, 2014.*

10.25
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

March 3, 2014	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	March 3, 2014
Thomas A. Beaver

/s/ Scott V. Fainor	Director, President and	March 3, 2014
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	March 3, 2014
Jeffrey P. Feather

/s/ Donna D. Holton	Director	March 3, 2014
Donna D. Holton

/s/ Thomas L. Kennedy	Director	March 3, 2014
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	March 3, 2014
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	March 3, 2014
Christian F. Martin IV

/s/ Michael E. Martin	Director	March 3, 2014
Michael E. Martin

/s/ Natalye Paquin	Director	March 3, 2014
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	March 3, 2014
R. Chadwick Paul Jr.

/s/ C. Robert Roth	Director	March 3, 2014
C. Robert Roth

/s/ Wayne R. Weidner	Director	March 3, 2014
Wayne R. Weidner

/s/ Michael J. Hughes	Senior Executive Vice President and	March 3, 2014
Michael J. Hughes	Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen C. Lyons	Senior Vice President and	March 3, 2014
Stephen C. Lyons	Chief Accounting Officer
(Principal Accounting Officer)