Form 10-Q
period 2014-03-31
NATIONAL PENN BANCSHARES INC
filed 2014-05-09
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, no stated par value	139,167,940 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$128,991	$102,241
Interest-earning deposits with banks	55,335	181,282
Total cash and cash equivalents	184,326	283,523

Investment securities available-for-sale, at fair value	1,442,304	1,894,107
Investment securities held-to-maturity
(Fair value $936,088 and $452,202 for 2014 and 2013, respectively)	918,340	438,445
Other securities	63,760	63,746
Loans held-for-sale	5,171	4,951
Loans, net of allowance for loan losses of $93,252 and $96,367 for 2014 and 2013, respectively	5,279,304	5,236,901
Premises and equipment, net	97,707	96,232
Accrued interest receivable	27,408	27,130
Bank owned life insurance	149,045	147,869
Other real estate owned and other repossessed assets	2,138	1,278
Goodwill	258,279	258,279
Other intangible assets, net	6,156	6,854
Unconsolidated investments	8,214	8,713
Other assets	115,229	123,820
TOTAL ASSETS	$8,557,381	$8,591,848

LIABILITIES
Non-interest bearing deposits	$1,028,572	$970,051
Interest bearing deposits	5,110,852	5,102,527
Total deposits	6,139,424	6,072,578

Customer repurchase agreements	561,170	551,736
Repurchase agreements	50,000	50,000
Federal Home Loan Bank advances	557,434	603,232
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	89,583	105,115
TOTAL LIABILITIES	7,474,932	7,459,982

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: March 31, 2014 - 152,275,706; December 31, 2013 - 152,310,162	1,386,265	1,387,966
Accumulated deficit	(167,191)	(175,990)
Accumulated other comprehensive (loss) income	(5,295)	(21,157)
Treasury stock: March 31, 2014 - 13,130,037 shares; December 31, 2013 - 6,511,411 shares	(131,330)	(58,953)
TOTAL SHAREHOLDERS' EQUITY	1,082,449	1,131,866
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,557,381	$8,591,848

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$52,582	$55,721
Investment securities
Taxable	11,121	9,685
Tax-exempt	6,404	7,114
Deposits with banks	26	75
Total interest income	70,133	72,595
INTEREST EXPENSE
Deposits	4,773	5,914
Customer repurchase agreements	393	498
Repurchase agreements	601	719
Short-term borrowings	—	41
Federal Home Loan Bank advances	1,548	2,334
Subordinated debentures	529	1,465
Total interest expense	7,844	10,971
Net interest income	62,289	61,624
Provision for loan losses	1,251	1,500
Net interest income after provision for loan losses	61,038	60,124
NON-INTEREST INCOME
Wealth management	6,866	6,831
Service charges on deposit accounts	3,384	3,770
Insurance commissions and fees	3,597	3,267
Cash management and electronic banking fees	4,526	4,451
Mortgage banking	716	1,855
Bank owned life insurance	1,198	1,228
Losses of unconsolidated investments	(477)	(14)
Other operating income	1,660	2,053
Net gains from fair value changes of subordinated debentures	—	2,111
Net gains on sales of investment securities	8	25
Total non-interest income	21,478	25,577
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	29,201	29,230
Premises and equipment	8,212	7,491
FDIC insurance	1,317	1,213
Other operating expenses	13,607	14,500
Loss on debt extinguishment	—	64,888
Total non-interest expense	52,337	117,322
Income (loss) before income taxes	30,179	(31,621)
Income tax expense (benefit)	7,469	(14,217)
NET INCOME (LOSS)	$22,710	$(17,404)
PER SHARE
Basic earnings	$0.16	$(0.12)
Diluted earnings	$0.16	$(0.12)
Dividends paid in cash	$0.10	$—	(a)

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$30,179	$7,469	$22,710

Unrealized holding gains arising during the period on investment securities	24,298	8,505	15,793
Less net gains on sales of investment securities realized in net income	8	3	5
Unrealized gains on investment securities	24,290	8,502	15,788

Pension adjustments	114	40	74
Other comprehensive income	24,404	8,542	15,862

Total comprehensive income	$54,583	$16,011	$38,572

	Three Months Ended March 31, 2013
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income (loss)	$(31,621)	$(14,217)	$(17,404)

Unrealized holding losses arising during the period on investment securities	(12,933)	(4,528)	(8,405)
Less net gains on sales of investment securities realized in net income	25	9	16
Unrealized losses on investment securities	(12,958)	(4,537)	(8,421)

Pension adjustments	113	40	73
Other comprehensive income (loss)	(12,845)	(4,497)	(8,348)

Total comprehensive income (loss)	$(44,466)	$(18,714)	$(25,752)

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2013	145,798,751	$1,387,966	$(175,990)	$(21,157)	$(58,953)	$1,131,866
Comprehensive income:
Net income			22,710			22,710
Other comprehensive income, net of taxes				15,862		15,862
Total comprehensive income						38,572

Cash dividends declared, common			(13,911)			(13,911)
Shares issued under share-based plans, net of excess tax benefits	346,918	(1,701)			3,013	1,312
Common stock repurchases	(7,000,000)				(75,390)	(75,390)
Balance at March 31, 2014	139,145,669	$1,386,265	$(167,191)	$(5,295)	$(131,330)	$1,082,449

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,710	$(17,404)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,251	1,500
Depreciation and amortization	2,690	3,892
Amortization of premiums and discounts on investment securities, net	136	1,073
Net gains from sales of investment securities	(8)	(25)
Decrease in fair value of subordinated debentures	—	(2,111)
Bank owned life insurance policy income	(1,198)	(1,228)
Share-based compensation expense	1,014	811
Unconsolidated investment distributions, net	499	1,993
Loans originated for resale	(19,618)	(54,238)
Proceeds from sale of loans originated for resale	19,933	55,109
Gains on sale of loans, net	(535)	(1,475)
Losses (gains) on sale of other real estate owned, net	42	(81)
Gains on sale of buildings	—	(149)
Loss on debt extinguishment	—	64,888
Changes in assets and liabilities:
Increase in accrued interest receivable	(278)	(998)
Decrease in accrued interest payable	(1,263)	(1,146)
Increase in other assets	(604)	(27,930)
Decrease in other liabilities	(14,155)	(6,277)
Net cash provided by operating activities	10,616	16,204
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	8,164	6,045
Proceeds from maturities and repayments of investment securities available-for-sale	68,575	118,771
Proceeds from sale of investment securities available-for-sale	476	1,025
Purchase of investment securities available-for-sale	(81,144)	(144,856)
(Purchases) proceeds of other securities	(14)	6,201
Proceeds from sale of loans previously held for investment	815	1,181
Increase in loans	(45,455)	(14,865)
Purchases of premises and equipment	(3,617)	(1,764)
Proceeds from the sale of other real estate owned	82	487
Proceeds from sale of buildings	—	418
Net cash used in investing activities	(52,118)	(27,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings deposit accounts	101,912	58,479
Net (decrease) increase in time deposits	(35,066)	190,016
Net increase (decrease) in customer repurchase agreements	9,434	(10,171)
Decrease in short-term borrowings	—	(100,000)
Increase in repurchase agreements	—	100,000
Net decrease in FHLB advances	(45,648)	(410,218)
Repayment of subordinated debentures	—	(65,206)
Proceeds from shares issued, share-based plans	877	677
Excess tax benefit (expense) on share-based plans	97	60
Repurchase of common stock	(75,390)	—
Cash dividends, common	(13,911)	—
Net cash used in financing activities	(57,695)	(236,363)
Net decrease in cash and cash equivalents	(99,197)	(247,516)
Cash and cash equivalents at beginning of year	283,523	428,128
Cash and cash equivalents at end of period	$184,326	$180,612

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Interest	$6,581	$12,117
Income taxes	5,028	1,514

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”) for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

2.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended March 31,
	2014	2013
Net income (loss)	$22,710	$(17,404)
Calculation of shares
Weighted average basic shares	141,360,180	145,394,967
Dilutive effect of share-based compensation	516,886	—
Weighted average fully diluted shares	141,877,066	145,394,967

Earnings per share
Basic	$0.16	$(0.12)
Diluted	$0.16	$(0.12)

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock options (b)	3,213,261	4,252,874
Exercise price
Low	$8.69	$5.60
High	$21.49	$21.49

(b) For the three months ended March 31, 2013, all outstanding stock options were considered to be anti-dilutive due to the loss reported for the period.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at March 31, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$4	$—	$1,004
State and municipal bonds	79,129	5,194	(188)	84,135
Agency mortgage-backed securities/collateralized mortgage obligations	1,340,763	19,523	(16,369)	1,343,917
Non-agency collateralized mortgage obligations	3,289	60	—	3,349
Corporate securities and other	4,109	535	(323)	4,321
Marketable equity securities	3,583	1,995	—	5,578
Total	$1,431,873	$27,311	$(16,880)	$1,442,304

	Carrying Value (c)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$529,528	$16,416	$(161)	$545,783
Agency mortgage-backed securities/collateralized mortgage obligations	383,014	1,488	—	384,502
Non-agency collateralized mortgage obligations	233	5	—	238
Corporate securities and other	5,565	—	—	5,565
Total	$918,340	$17,909	$(161)	$936,088

(c) The carrying value of held-to-maturity securities represents the fair value at the date of transfer for securities which were transferred from the available-for-sale category.  The carrying value of all other held-to-maturity securities represents their amortized cost.

At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million, a net unrealized loss of $4.1 million and a fair value of $488 million, were reclassified as held-to-maturity.  Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security which will offset the effect on net interest income.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2013 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$(10)	$990
State and municipal bonds	210,680	7,701	(3,670)	214,711
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	18,040	(41,952)	1,659,180
Non-agency collateralized mortgage obligations	4,222	44	(8)	4,258
Corporate securities and other	9,517	646	(495)	9,668
Marketable equity securities	3,583	1,717	—	5,300
Total	$1,912,094	$28,148	$(46,135)	$1,894,107

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$403,344	$13,028	$(895)	$415,477
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	1,624	—	36,467
Non-agency collateralized mortgage obligations	258	—	—	258
Total	$438,445	$14,652	$(895)	$452,202

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Gains	$8	$25
Losses	—	—
Net gains (losses) from sales of investment securities	$8	$25

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, respectively.

March 31, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	47	$19,004	$(248)	$8,741	$(101)	$27,745	$(349)
Agency mortgage-backed securities/collateralized mortgage obligations	133	486,117	(9,930)	139,881	(6,439)	625,998	(16,369)
Corporate securities and other	2	—	—	1,175	(323)	1,175	(323)
Total	182	$505,121	$(10,178)	$149,797	$(6,863)	$654,918	$(17,041)

The table above does not include unrealized losses of $9.8 million related to 96 securities transferred to the held-to-maturity category at March 31, 2014.  The unrealized losses related to these securities are now included in their carrying value and will be amortized over their remaining lives.

December 31, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	1	$990	$(10)	$—	$—	$990	$(10)
State and municipal bonds	145	76,402	(2,282)	20,708	(2,283)	97,110	(4,565)
Agency mortgage-backed securities/collateralized mortgage obligations	241	953,423	(33,990)	115,815	(7,962)	1,069,238	(41,952)
Non-agency collateralized mortgage obligations	5	820	(8)	—	—	820	(8)
Corporate securities and other	5	1,966	(35)	2,708	(460)	4,674	(495)
Total	397	$1,033,601	$(36,325)	$139,231	$(10,705)	$1,172,832	$(47,030)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	March 31, 2014	December 31, 2013
Deposits	$897,202	$966,751
Repurchase agreements	655,437	650,627
Other	79,486	81,408
Total	$1,632,125	$1,698,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The specified values of investment securities, by contractual maturity, at March 31, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$5,362	$5,454	$—	$—
Due after one through five years	46,446	50,266	5,248	5,353
Due after five through ten years	151,296	156,413	150,620	154,994
Due after ten years	1,225,186	1,224,593	762,472	775,741
Marketable equity securities	3,583	5,578	—	—
Total	$1,431,873	$1,442,304	$918,340	$936,088

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At March 31, 2014, gross unrealized losses totaled $17.0 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $6.9 million, of which $6.4 million is attributable to agency mortgage-backed securities and $0.4 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $63.8 million and $63.7 million as of March 31, 2014 and December 31, 2013, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2014, the Company purchased an additional $14 thousand, net, of capital stock from the FHLB of Pittsburgh at par/cost. Also, during 2014 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  LOANS

The following table presents loan classifications:

March 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing (d)	Total
Commercial and industrial	$2,361,736	$51,409	$77,627	$13,822	$2,504,594

CRE - permanent	979,978	7,112	30,143	4,038	1,021,271
CRE - construction	159,862	1,662	11,637	10,425	183,586
Commercial real estate	1,139,840	8,774	41,780	14,463	1,204,857

Residential mortgages	635,690	—	896	11,609	648,195
Home equity	748,727	—	389	4,181	753,297
All other consumer	253,989	10	5,661	1,953	261,613
Consumer	1,638,406	10	6,946	17,743	1,663,105

Loans	$5,139,982	$60,193	$126,353	$46,028	$5,372,556

Percent of loans	95.67%	1.12%	2.35%	0.86%	100.00%

December 31, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,327,344	$38,873	$79,179	$15,268	$2,460,664

CRE - permanent	944,589	9,191	36,272	4,786	994,838
CRE - construction	167,710	2,962	15,534	12,128	198,334
Commercial real estate	1,112,299	12,153	51,806	16,914	1,193,172

Residential mortgages	636,829	—	2,243	13,153	652,225
Home equity	757,064	—	137	5,407	762,608
All other consumer	256,957	160	5,633	1,849	264,599
Consumer	1,650,850	160	8,013	20,409	1,679,432

Loans	$5,090,493	$51,186	$138,998	$52,591	$5,333,268

Percent of loans	95.45%	0.96%	2.60%	0.99%	100.00%

(d) Exclusive of non-accrual residential mortgage and home equity loans of $1.5 million and $0.6 million, respectively, included in loans held-for-sale.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

March 31, 2014	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d) (f)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (e)	Total
Commercial and industrial	$668	$1,195	$—	$1,863	$2,489,230	$13,501	$2,504,594

CRE - permanent	78	97	—	175	1,017,583	3,513	1,021,271
CRE - construction	193	—	—	193	172,968	10,425	183,586
Commercial real estate	271	97	—	368	1,190,551	13,938	1,204,857

Residential mortgages	3,797	595	852	5,244	637,654	5,297	648,195
Home equity	3,418	722	389	4,529	745,329	3,439	753,297
All other consumer	2,623	1,123	1,069	4,815	255,097	1,701	261,613
Consumer	9,838	2,440	2,310	14,588	1,638,080	10,437	1,663,105

Loans	$10,777	$3,732	$2,310	$16,819	$5,317,861	$37,876	$5,372,556

Percent of loans	0.20%	0.07%	0.04%	0.31%		0.70%

December 31, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (f)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (e)	Total
Commercial and industrial	$3,362	$1,520	$11	$4,893	$2,440,836	$14,935	$2,460,664

CRE - permanent	6,191	181	—	6,372	984,208	4,258	994,838
CRE - construction	373	—	—	373	185,833	12,128	198,334
Commercial real estate	6,564	181	—	6,745	1,170,041	16,386	1,193,172

Residential mortgages	4,509	774	2,197	7,480	637,708	7,037	652,225
Home equity	4,383	1,101	140	5,624	752,197	4,787	762,608
All other consumer	2,761	814	1,118	4,693	258,175	1,731	264,599
Consumer	11,653	2,689	3,455	17,797	1,648,080	13,555	1,679,432

Loans	$21,579	$4,390	$3,466	$29,435	$5,258,957	$44,876	$5,333,268

Percent of loans	0.40%	0.08%	0.07%	0.55%		0.84%

(d) Exclusive of non-accrual residential mortgage and home equity loans of $1.5 million and $0.6 million, respectively, included in loans held-for-sale.
(e) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(f) At March 31, 2014, non-accrual balances included troubled debt restructurings of $5.3 million commercial real estate, $6.5 million of commercial and industrial, and $3.0 million of consumer loans. At December 31, 2013, non-accrual balances included troubled debt restructurings of $6.5 million of commercial real estate loans, $7.7 million of commercial and industrial loans, and $3.0 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

March 31, 2014
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(1,335)	(527)	(3,156)	—	(5,018)
Recoveries	185	74	393	—	652
Provision	559	(2,003)	3,149	(454)	1,251
Ending balance	$40,697	$20,197	$21,864	$10,494	$93,252
Allowance for loan losses:
Individually evaluated for impairment	$2,981	$2,284	$1,988	$—	$7,253
Collectively evaluated for impairment	37,716	17,913	19,876	10,494	85,999
Total allowance for loan losses	$40,697	$20,197	$21,864	$10,494	$93,252
Loans:
Individually evaluated for impairment	$13,822	$17,266	$17,787	$—	$48,875
Collectively evaluated for impairment	2,490,772	1,187,591	1,645,318	—	5,323,681
Loans	$2,504,594	$1,204,857	$1,663,105	$—	$5,372,556

March 31, 2013
Three Months Ended
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(2,314)	(759)	(3,309)	—	(6,382)
Recoveries	445	159	487	—	1,091
Provision	3,117	(2,150)	2,039	(1,506)	1,500
Ending balance	$47,399	$26,545	$22,318	$10,902	$107,164
Allowance for loan losses:
Individually evaluated for impairment	$4,144	$1,654	$1,186	$—	$6,984
Collectively evaluated for impairment	43,255	24,891	21,132	10,902	100,180
Total allowance for loan losses	$47,399	$26,545	$22,318	$10,902	$107,164
Loans:
Individually evaluated for impairment	$24,830	$18,190	$15,939	$—	$58,959
Collectively evaluated for impairment	2,504,549	1,025,653	1,645,678	—	5,175,880
Loans	$2,529,379	$1,043,843	$1,661,617	$—	$5,234,839

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

March 31, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance (g)	Total	Life-to-date Charge-offs (h)	Total Unpaid Balances	Related Allowance
Commercial and industrial	$5,368	$8,454	$13,822	$6,445	$20,267	$2,981

CRE - permanent	4,330	2,511	6,841	6,609	13,450	917
CRE - construction	8,026	2,399	10,425	3,979	14,404	1,367
Commercial real estate	12,356	4,910	17,266	10,588	27,854	2,284

Residential mortgages	6,044	7,091	13,135	1,964	15,099	1,601
Home equity	829	3,954	4,783	1,063	5,846	334
All other consumer	252	1,701	1,953	61	2,014	53
Consumer	7,125	12,746	19,871	3,088	22,959	1,988

Total	$24,849	$26,110	$50,959	$20,121	$71,080	$7,253

December 31, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$8,457	$6,811	$15,268	$5,599	$20,867	$3,997

CRE - permanent	5,995	3,872	9,867	6,441	16,308	1,073
CRE - construction	9,729	2,399	12,128	6,633	18,761	1,414
Commercial real estate	15,724	6,271	21,995	13,074	35,069	2,487

Residential mortgages	6,088	7,109	13,197	800	13,997	1,589
Home equity	609	4,798	5,407	515	5,922	203
All other consumer	118	1,731	1,849	61	1,910	28
Consumer	6,815	13,638	20,453	1,376	21,829	1,820

Total	$30,996	$26,720	$57,716	$20,049	$77,765	$8,304

(g) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.
(h) Life-to-date charge-offs include $1.3 million related to non-accrual residential mortgages held-for-sale and $0.5 million related to non-accrual home equity loans held-for-sale.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Additional impaired loan details are as follows:

	Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (i)	Average Recorded Investment	Interest Income Recognized (i)
Commercial and industrial	$14,666	$6	$25,529	$18

CRE - permanent	8,500	6	8,771	23
CRE - construction	10,556	—	7,097	19
Commercial real estate	19,056	6	15,868	42

Residential mortgages	13,934	34	9,795	19
Home equity	5,174	3	4,806	3
All other consumer	1,890	2	1,633	—
Consumer	20,998	39	16,234	22

Total	$54,720	$51	$57,631	$82

(i) Interest income recognized for the three months end March 31, 2014 and 2013, primarily represent amounts earned on accruing TDRs.

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$321	$333
CRE - permanent	525	528
Residential mortgages	6,312	6,116
Home equity	742	620
All other consumer	252	118
Total restructured loans	$8,152	$7,715

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  DEPOSITS

(dollars in thousands)	March 31, 2014	December 31, 2013
NOW accounts	$1,667,272	$1,655,425
Money market accounts	1,680,900	1,670,035
Savings accounts	547,255	526,576
Time deposits less than $100	870,921	896,700
Time deposits $100 or greater	344,504	353,791
Total interest bearing deposits	5,110,852	5,102,527
Non-interest bearing deposits	1,028,572	970,051
Total deposits	$6,139,424	$6,072,578

At March 31, 2014, time deposits were scheduled to mature as follows:

(dollars in thousands)	2014	$692,775
	2015	271,062
	2016	126,886
	2017	77,805
	2018	39,457
	Thereafter	7,440
	Total	$1,215,425

6.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At March 31, 2014, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

7.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	March 31, 2014	December 31, 2013
Unrealized gains (losses) on investment securities	$4,097	$(11,691)
Pension	(9,392)	(9,466)
Total accumulated other comprehensive income (loss)	$(5,295)	$(21,157)

At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million, a net unrealized loss of $4.1 million and a fair value of $488 million, were reclassified as held-to-maturity. The net accumulated other comprehensive loss related to the transferred securities at March 31, 2014 was $2.7 million and will be amortized over the remaining life of the securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

8.  EQUITY

In the first quarter of 2014, the Company paid a cash dividend of $0.10 per share, or $13.9 million, which was paid on February 14, 2014, to shareholders of record as of February 1, 2014.

Additionally on April 14, 2014, the Company announced a second quarter cash dividend of $0.10 per share to be paid on May 16, 2014, to shareholders of record as of May 3, 2014.

In the fourth quarter of 2013, the Board of Directors authorized the repurchase of up to five percent (5%) of the outstanding shares of National Penn common stock during 2014. On January 30, 2014, National Penn completed the repurchase of 7 million shares of its common stock from two affiliates of Warburg Pincus, at $10.77 per share (the closing price of National Penn common stock on the date the repurchase agreement was entered into).

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$1,769,583	$1,769,135
Commitments to fund mortgages	31,807	22,242
Commitments to sell mortgages to investors	16,810	15,349
Letters of credit	137,043	142,246

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

March 31, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	152	$511,366	$16,338	$3,781	4.57%	2.30%	5.75
Pay fixed - receive floating interest rate swaps	152	511,366	3,781	16,338	2.30%	4.57%	5.75
Net interest rate swaps		$1,022,732	$20,119	$20,119	3.44%	3.44%	5.75

December 31, 2013
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	148	$502,833	$15,906	$5,718	4.58%	2.31%	5.96
Pay fixed - receive floating interest rate swaps	148	502,833	5,718	15,906	2.31%	4.58%	5.96
Net interest rate swaps		$1,005,666	$21,624	$21,624	3.45%	3.45%	5.96

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps is recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three months ended March 31, 2014. For additional analysis of the fair value of interest rate swaps refer to Footnote 11 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following summarizes the Company’s derivative activity:

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Type of Derivative Instruments	March 31, 2014	March 31, 2014

Interest rate swaps	Increase to other assets/liabilities of $20.1 million.	No net effect on other operating income from offsetting $1.5 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.3 million.	Decrease to mortgage banking income of $0.2 million.

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Type of Derivative Instruments	December 31, 2013	March 31, 2013

Interest rate swaps	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $3.3 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.1 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

10. BALANCE SHEET OFFSETTING

Certain financial instrument related assets and liabilities may be eligible for offset on the consolidated balance sheet because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements.

    The Company enters into interest rate swap agreements with customers and financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 9 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash collateral based on the contract provisions.

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

The following table presents information about financial instruments that are eligible for offset:

March 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$3,781	$—	$3,781

Liabilities
Derivatives - Interest Rate Swaps	16,338	—	16,338
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$66,338	$—	$66,338

December 31, 2013
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$5,718	$—	$5,718

Liabilities
Derivatives - Interest Rate Swaps	15,906	—	15,906
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$65,906	$—	$65,906

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

March 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (j)	Cash Collateral (k)	Net Amount
Counterparty A	$3,367	$(3,367)	$—	$—
All Other Counterparties	414	(179)	(260)	(25)
Total Assets	$3,781	$(3,546)	$(260)	$(25)

Liabilities
Counterparty A	$12,402	$(3,367)	$(9,085)	$(50)
All Other Counterparties	3,936	(179)	(3,620)	137
Total Liabilities	$16,338	$(3,546)	$(12,705)	$87

December 31, 2013
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (j)	Cash Collateral (k)	Net Amount
Counterparty A	$4,996	$(4,996)	$—	$—
All Other Counterparties	722	(328)	(300)	94
Total Assets	$5,718	$(5,324)	$(300)	$94

Liabilities
Counterparty A	$13,111	$(4,996)	$(8,545)	$(430)
All Other Counterparties	2,795	(328)	(1,960)	507
Total Liabilities	$15,906	$(5,324)	$(10,505)	$77

(j) For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of default.

(k) Amounts represent cash collateral received or posted on interest rate swap transactions with financial institution counterparties.

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

The Company utilizes a third-party service provider to assist with investment security pricing. Each quarter the Company performs an independent validation of the third-party security pricing by obtaining pricing from other sources and evaluating discrepancies to established tolerances for each security type, including a review of unchanged prices. Additionally, the Company evaluates the third-party service provider's pricing results by periodically reviewing the service provider's practices and procedures.

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at March 31, 2014.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,004	$—	$1,004	$—
State and municipal bonds	84,135	—	84,135	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,343,917	—	1,343,917	—
Non-agency collateralized mortgage obligations	3,349	—	3,349	—
Corporate securities and other	4,321	61	3,085	1,175
Marketable equity securities	5,578	4,512	—	1,066
Investment securities, available-for-sale	$1,442,304	$4,573	$1,435,490	$2,241

Interest rate swap agreements	$20,119	$—	$20,119	$—

Liabilities
Interest rate swap agreements	$20,119	$—	$20,119	$—
Forward sale commitments	290	—	290	—
Interest rate locks	42	—	42	—

December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$990	$—	$990	$—
State and municipal bonds	214,711	—	214,711	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	—	1,659,180	—
Non-agency collateralized mortgage obligations	4,258	—	4,258	—
Corporate securities and other	9,668	61	4,922	4,685
Marketable equity securities	5,300	4,241	—	1,059
Investment securities, available-for-sale	$1,894,107	$4,302	$1,884,061	$5,744

Interest rate swap agreements	$21,624	$—	$21,624	$—

Liabilities
Interest rate swap agreements	$21,624	$—	$21,624	$—
Forward sale commitments	84	—	84	—
Interest rate locks	42	—	42	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the three months ended March 31, 2014:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2014	Gains/(losses) included in earnings (l)	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Reclassified Securities (m)	Transfers	Ending Balance March 31, 2014
Corporate securities and other	$61	$—	$—	$—	$—	$—	$—	$—	$61
Marketable equity securities	4,241	—	271	—	—	—	—	—	4,512
Total level 1	4,302	—	271	—	—	—	—	—	4,573

Level 2

U.S. Government agencies	990	—	14	—	—	—	—	—	1,004
State and municipal bonds	214,711	924	4,071	—	—	(3,690)	(131,881)	—	84,135
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	(1,036)	19,688	81,144	—	(64,419)	(350,640)	—	1,343,917
Non-agency collateralized mortgage obligations	4,258	9	24	—	(476)	(466)	—	—	3,349
Corporate securities and other	4,922	—	174	—	—	—	(2,011)	—	3,085
Total level 2	1,884,061	(103)	23,971	81,144	(476)	(68,575)	(484,532)	—	1,435,490

Level 3

Corporate securities and other	4,685	2	41	—	—	—	(3,553)	—	1,175
Marketable equity securities	1,059	—	7	—	—	—	—	—	1,066
Total level 3	5,744	2	48	—	—	—	(3,553)	—	2,241

Total available-for-sale securities	$1,894,107	$(101)	$24,290	$81,144	$(476)	$(68,575)	$(488,085)	$—	$1,442,304

(l) Includes amortization/accretion
(m) Securities reclassified from available-for-sale to held-to-maturity at March 31, 2014. Refer to Footnote 3 for further details.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2014	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$3,087	$—	$3,087	$—
Impaired loans, net	43,706	—	—	43,706
OREO and other repossessed assets	2,138	—	—	2,138

December 31, 2013
Loans held-for-sale	$4,951	$—	$4,951	$—
Impaired loans, net	49,412	—	—	49,412
OREO and other repossessed assets	1,278	—	—	1,278

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of March 31, 2014 and December 31, 2013. At March 31, 2014, loans held-for-sale in the table above represents accruing loans held-for-sale. Non-accrual loans held-for-sale of $2.1 million are included in impaired loans, net at March 31, 2014.

The recorded investment in impaired loans totaled $51.0 million with a specific reserve of $7.3 million at March 31, 2014, compared to $57.7 million with a specific reserve of $8.3 million at December 31, 2013. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.1 million were included in the period-ending OREO and other repossessed assets balance at both March 31, 2014 and December 31, 2013.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$184,326	$184,326	$283,523	$283,523
Investment securities available-for-sale	1,442,304	1,442,304	1,894,107	1,894,107
Investment securities held-to-maturity	918,340	936,088	438,445	452,202
Loans held-for-sale	5,171	5,503	4,951	5,077
Loans, net of allowance for loan losses	5,279,304	5,149,433	5,236,901	5,168,470
OREO and other repossessed assets	2,138	2,138	1,278	1,278
Interest rate swap agreements	20,119	20,119	21,624	21,624

Liabilities
Non-interest bearing deposits	$1,028,572	$1,028,572	$970,051	$970,051
Interest bearing deposits, non-maturity	3,895,427	3,895,427	3,852,036	3,852,036
Deposits with stated maturities	1,215,425	1,217,734	1,250,491	1,253,920
Customer repurchase agreements	561,170	561,170	551,736	551,736
Repurchase agreements	50,000	50,775	50,000	51,332
Federal Home Loan Bank advances	557,434	565,153	603,232	611,890
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	20,119	20,119	21,624	21,624
Forward sale commitments	290	290	84	84
Interest rate locks	42	42	42	42

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

The fair value of subordinated debentures is estimated to equal their par amount as these instruments have floating interest rates based upon LIBOR and are callable at any time. These instruments are classified within Level 2 of the fair value hierarchy.

12.  PENSION PLAN

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year. The Company does not expect to make a contribution in 2014 because the plan’s funding credit balance will be applied toward reducing the contribution requirement. The Company’s expected long-term rate of return on plan assets is 7.25%.

On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

Net periodic benefit cost includes the following components:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Service cost	$55	$41
Interest cost	603	558
Expected return on plan assets	(735)	(734)
Amortization of unrecognized net actuarial loss	77	158
Net periodic benefit cost	$—	$23

13.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the Long-Term Incentive Compensation Plan ("2005 Plan"), approved by shareholders in April 2005 and expiring November 30, 2014. Under the terms of the 2005 Plan, a total of 5.3 million shares of common stock have been made available for option, restricted stock, or other share-based awards. As of March 31, 2014, 0.9 million of these shares remain available for issuance.  The Company has 1.7 million awards expiring during the twelve months ending March 31, 2015.

On April 22, 2014, shareholders approved the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan") to replace the expiring 2005 Plan. Under the terms of the 2014 Plan, an additional 2.3 million shares will be subject to awards, plus any common shares that were authorized for issuance under the 2005 Plan that, as of the effective date of the 2014 Plan, remain available for issuance. Due to the approval of the 2014 Plan, no additional shares will be issued under the 2005 Plan. The effective date of the 2014 Plan is April 22, 2014 and will remain in effect until all awards granted under the 2014 Plan have been paid or otherwise disposed of in accordance with the provisions of the 2014 Plan, except that no awards may be granted on or after April 22, 2024.

As of March 31, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock options and approximately $7.1 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately three years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Share-based compensation expense	$1,014	$820
Proceeds from stock options exercised	191	398
Intrinsic value of stock options exercised	65	150

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended March 31, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,519,083	$38,298	$8,557,381
Total deposits	6,139,424	—	6,139,424
Net interest income (expense)	62,806	(517)	62,289
Total non-interest income	10,407	11,071	21,478
Total non-interest expense	43,341	8,996	52,337
Net income	22,007	703	22,710

	As of and for the Three Months Ended March 31, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,282,478	$41,299	8,323,777
Total deposits	6,184,060	—	6,184,060
Net interest income (expense)	62,868	(1,244)	61,624
Total non-interest income	14,716	10,861	25,577
Total non-interest expense	107,742	9,580	117,322
Net income (loss)	(18,668)	1,264	(17,404)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2014, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

The Company’s strategic plan is designed to enhance shareholder value by operating a highly profitable financial services company within the markets it serves. Specifically, management is focused on increasing market penetration in selected geographic areas and achieving excellence in both retail and commercial lines of business.  The Company also intends to grow revenue through appropriate and targeted acquisitions, through expanding into new geographical markets, or through further penetrating existing markets or business lines.

At March 31, 2014, National Penn Bank operated 119 retail branch offices, of which 118 are located in Pennsylvania and one is located in Maryland. As part of a restructuring plan announced during the fourth quarter of 2013, the Company plans to close 8 branches during the second quarter of 2014.

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

Overview

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
EARNINGS
Total interest income	$70,133	$72,085	$72,595
Total interest expense	7,844	8,013	10,971
Net interest income	62,289	64,072	61,624
Provision for loan losses	1,251	1,000	1,500
Net interest income after provision for loan losses	61,038	63,072	60,124
Net gains from fair value changes of subordinated debentures	—	—	2,111
Net gains on investment securities	8	—	25
Other non-interest income	21,470	22,714	23,441
Loss on debt extinguishment	—	—	64,888
Corporate reorganization expense	—	6,000	—
Other non-interest expense	52,337	51,833	52,434
Income (loss) before income taxes	30,179	27,953	(31,621)
Income tax expense (benefit)	7,469	6,741	(14,217)
Net income (loss)	$22,710	$21,212	$(17,404)

Basic earnings per share	$0.16	$0.15	$(0.12)
Diluted earnings per share	0.16	0.15	(0.12)
Dividends per share	0.10	0.10	—	(a)

Net interest margin	3.44%	3.51%	3.49%
Efficiency ratio (n)	59.60%	57.00%	58.61%
Return on average assets	1.09%	1.00%	NM
Adjusted return on average assets (n)	1.09%	1.19%	1.14%

Asset Quality Metrics
Allowance / total loans	1.73%	1.81%	2.04%
Non-performing loans / total loans	0.89%	0.99%	1.02%
Delinquent loans / total loans	0.31%	0.55%	0.46%
Allowance / non-performing loans	194%	183%	199%
Annualized net charge-offs / average loans	0.33%	0.41%	0.41%

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(n) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

•
For the three months ended March 31, 2014, the Company recorded net income of $22.7 million, or $0.16 per diluted share, compared to a net loss of $17.4 million, or $(0.12) per diluted share, in the comparable prior year period. The net loss in the comparable prior year period was the result of a first quarter $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain since these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes.

•
Net interest income totaled $62.3 million for the three months ended March 31, 2014 compared to $61.6 million for the three months ended March 31, 2013. Average earning assets increased $153 million to $7.8 billion. The Company's net interest margin declined five basis points to 3.44% for the three months ended March 31, 2014, compared to 3.49% for the three months ended March 31, 2013 as the prolonged low interest rate environment continued to impact loan and investment yields.

•
The Company continued to experience improvements in asset quality. Classified loans declined by 28.1% since March 31, 2013 and non-performing loans declined to 0.89% of total loans at March 31, 2014, compared to 1.02% at March 31, 2013.

•
Other non-interest income totaled $21.5 million for the three months ended March 31, 2014, a decrease of $2.0 million, when compared to the prior year period. The decrease is attributable to a $0.5 million loss on an unconsolidated equity investment incurred during the current year period and a decrease in mortgage banking income of $1.1 million when compared to the three months ended March 31, 2013.

•	Other non-interest expense for the three months ended March 31, 2014 remained stable at $52.3 million compared to $52.4 million for the three months ended March 31, 2013.

Adjusted net income and adjusted return on average assets(n) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(n).

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2014	December 31, 2013		March 31, 2013
Adjusted net income reconciliation
Net income (loss)	$22,710	$21,212		$(17,404)
After tax unrealized fair value gain on subordinated debentures	—	—		(1,372)
After tax loss on debt extinguishment	—	—		42,177
After tax corporate reorganization expense	—	3,900		—
Adjusted net income	$22,710	$25,112		$23,401

Earnings per share
Net income (loss)	$0.16	$0.15		$(0.12)
After tax unrealized fair value gain on subordinated debentures	—	—		(0.01)
After tax loss on debt extinguishment	—	—		0.29
After tax corporate reorganization expense	—	0.03		—
Adjusted net income	$0.16	$0.17	(o)	$0.16

Average assets	$8,479,686	$8,385,094		$8,298,815
Adjusted return on average assets	1.09%	1.19%		1.14%

(n) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.
(o) Difference in summation of quarterly adjusted net income due to rounding.

Adjusted net income in the fourth quarter of 2013 excluded the effects of the corporate reorganization expense of $6.0 million ($3.9 million after-tax). Adjusted net income in the first quarter of 2013 excluded the loss on debt extinguishment of $64.9 million ($42.2 million after-tax) and the gain on the Company's subordinated debentures accounted for at fair value of $2.1 million ($1.4 million after-tax).

First quarter 2014 adjusted net income remained relatively stable when compared to the three months ended March 31, 2013, as asset quality continues to improve and expense levels remain well controlled. The $0.7 million decrease in adjusted net income for the three months ended March 31, 2014, when compared to the prior year period, is related to a $0.5 million loss on an unconsolidated equity investment.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
Total cash and cash equivalents	$184,326	$283,523	$180,612
Investment securities and other securities	2,424,404	2,396,298	2,333,548
Total loans	5,377,727	5,338,219	5,249,773
Total assets	8,557,381	8,591,848	8,323,777
Deposits	6,139,424	6,072,578	6,184,060
Borrowings	1,245,925	1,282,289	922,092
Shareholders' equity	1,082,449	1,131,866	1,136,798
Tangible book value per common share (n)	$5.88	$5.94	$5.97
Tangible common equity / tangible assets (n)	9.86%	10.41%	10.79%

(n) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

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

Federal Reserve economic data regarding the Third District, in which the Company operates, suggests the following trends:

•
Contacts in the Third District indicate that many sectors grew at a moderate pace after recovering from the economic disruptions caused by severe winter weather. Auto and general retail sales reported volumes rebounded to prior year levels while the construction and real estate sectors resumed growth at a slight pace.

•	Financial firms reported slight increases in total loan volume as credit quality continued to improve.

•	The overall outlook for most sectors remains positive as contacts continue to express confidence in the underlying economy.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	March 31, 2014	December 31, 2013	Increase/(decrease)
Commercial and industrial	$2,504,594	$2,460,664	$43,930	1.8%

CRE - permanent	1,021,271	994,838	26,433	2.7%
CRE - construction	183,586	198,334	(14,748)	(7.4)%
Commercial real estate	1,204,857	1,193,172	11,685	1.0%
Commercial	3,709,451	3,653,836	55,615	1.5%

Residential mortgages	648,195	652,225	(4,030)	(0.6)%
Home equity	753,297	762,608	(9,311)	(1.2)%
All other consumer	261,613	264,599	(2,986)	(1.1)%
Consumer	1,663,105	1,679,432	(16,327)	(1.0)%

Loans	$5,372,556	$5,333,268	$39,288	0.7%

Allowance for loan losses	93,252	96,367	(3,115)	(3.2)%

Loans, net	$5,279,304	$5,236,901	$42,403	0.8%

Loans held-for-sale	$5,171	$4,951	$220	4.4%

Loans increased by $39.3 million, or 0.7%, to $5.4 billion at March 31, 2014 from December 31, 2013. Emphasis on loans to commercial customers resulted in loan growth of $55.6 million, or 1.5%, from December 31, 2013. The growth in the commercial portfolio was offset by payments and prepayments of consumer loans and sales of residential mortgage loans in the secondary market of $16.3 million during the same period. Additionally, loan growth was inclusive of a $17.1 million, or 8.9%, decrease to classified loans since December 31, 2013. Net charge-offs during the three months ended March 31, 2014 totaled $4.4 million compared to $5.3 million for the prior year period, and the provision was $1.3 million during the three months ended March 31, 2014, resulting in a decrease to the allowance for loan losses, which totaled $93.3 million at March 31, 2014.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-performing loans (g)	$48,112	$52,591
Non-performing loans to total loans	0.89%	0.99%
Delinquent loans	$16,819	$29,435
Delinquent loans to total loans	0.31%	0.55%
Classified loans (p)	$174,465	$191,589
Classified loans to total loans	3.24%	3.59%
Tier 1 capital and allowance	$981,817	$1,038,293
Classified loans to Tier 1 capital and allowance	17.77%	18.45%
Total loans	$5,377,727	$5,338,219

(g) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.
(p) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual commercial and industrial	$13,501	$14,935

Non-accrual CRE-permanent	3,513	4,258
Non-accrual CRE-construction	10,425	12,128
Total non-accrual commercial real estate	13,938	16,386

Non-accrual residential mortgages	6,779	7,037
Non-accrual home equity	4,041	4,787
All other non-accrual consumer	1,701	1,731
Total non-accrual consumer	12,521	13,555

Total non-accrual loans (g)	39,960	44,876

Restructured loans (q)	8,152	7,715
Total non-performing loans	48,112	52,591

Other real estate owned and repossessed assets	2,138	1,278
Total non-performing assets	50,250	53,869

Loans 90+ days past due & still accruing	2,310	3,466
Total non-performing assets and loans 90+ days past due	$52,560	$57,335

Total loans	$5,377,727	$5,338,219
Average total loans	5,342,648	5,256,841
Allowance for loan losses	93,252	96,367

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	177%	168%
Non-performing loans	194%	183%
Total loans	1.73%	1.81%
(g) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.
(q) Restructured loans at March 31, 2014, included $0.9 million of commercial loans and $7.3 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	March 31, 2014	December 31, 2013
Total non-accrual loans (g)	$39,960	$44,876
Non-accrual loans with partial charge-offs	16,805	13,671
Life-to-date partial charge-offs on non-accrual loans	20,121	20,049
Charge-off rate of non-accrual loans	54.5%	59.5%
Specific reserves on non-accrual loans	$4,613	$5,761

(g) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.

At March 31, 2014, the Company’s non-accrual loans totaled $40.0 million and included $16.8 million of non-accrual loans which have been partially charged-off by 54.5%, or $20.1 million. Non-accrual loans include residential mortgage and home equity held-for-sale loans of $1.5 million and $0.6 million, respectively, as of March 31, 2014. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 0.89% of total loans at March 31, 2014. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $51.0 million, inclusive of $2.1 million of non-accrual held-for-sale loans, at March 31, 2014, and had a specific reserve in the allowance of $7.3 million related to $24.8 million of underlying principal balances. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial and industrial	$1,150	$5,157	$1,869

CRE - permanent	423	(523)	282
CRE - construction	30	(167)	318
Commercial real estate	453	(690)	600

Residential mortgages	1,681	56	1,333
Home equity	784	439	747
All other consumer	298	434	742
Consumer	2,763	929	2,822

Net loans charged-off	$4,366	$5,396	$5,291

Net charge-offs (annualized) to:
Total loans	0.33%	0.40%	0.41%
Average total loans	0.33%	0.41%	0.41%

Net loan charge-offs totaled $4.4 million for the three months ended March 31, 2014, a $1.0 million, or 19.1% decrease from December 31, 2013, and a $0.9 million, or 17.5%, decrease compared to the prior year period. The decrease in net charge-offs is the result of continued credit quality improvement. Annualized net charge-offs as a percentage of average total loans were 0.33% for the first quarter of 2014 compared to 0.41% for both the same period of 2013 and for the linked quarter.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$96,367	$110,955
Charge-offs:
Commercial and industrial	1,335	2,314
Commercial real estate	527	759
Consumer	3,156	3,309
Total charge-offs	5,018	6,382

Recoveries:
Commercial and industrial	185	445
Commercial real estate	74	159
Consumer	393	487
Total recoveries	652	1,091
Net charge-offs	4,366	5,291
Provision charged to expense	1,251	1,500
Balance at end of period	$93,252	$107,164

The following table presents the components of the allowance:

(dollars in thousands)	March 31, 2014	December 31, 2013
Specific reserves	$7,253	$8,304
Allocated reserves	75,505	77,115
Unallocated reserves	10,494	10,948
Total allowance for loan losses	$93,252	$96,367

The allowance decreased to $93.3 million at March 31, 2014 and represented 1.73% of total loans and 194% of non-performing loans, compared to $96.4 million at December 31, 2013, or 1.81% of total loans and 183% of non-performing loans. The decrease of the allowance during the quarter was due primarily to the continued reduction in classified loans and sustained strong asset quality metrics. These improvements resulted in a provision of $1.3 million for the three months ended March 31, 2014, a decrease of $0.2 million compared to the three months ended March 31, 2013.

Liabilities

Liabilities totaled $7.5 billion at March 31, 2014, an increase of $15.0 million from December 31, 2013. The increase was primarily due to a $66.8 million increase in deposits, offset by a $36.4 million reduction in borrowings, and a $15.5 million reduction in other liabilities. The reduction in borrowings from December 31, 2013 to March 31, 2014 is the result of a decrease of $45.8 million in FHLB advances offset by an increase of $9.4 million in customer repurchase agreements.

Deposits, the Company’s primary source of funding, increased $66.8 million during the first three months of 2014. The change in deposits from December 31, 2013 to March 31, 2014 consists of an increase in non-time deposits of $102 million, or 2.1%, offset by a decline in time deposits of $35.1 million, or 2.8%. The significant increase in the current quarter of non-interest bearing deposits of $58.5 million, or 6.0%, can be attributable to fluctuations relating to seasonality, consistent with prior years.

(dollars in thousands)	March 31, 2014	December 31, 2013	Increase/(decrease)
Non-interest bearing deposits	$1,028,572	$970,051	$58,521	6.0%
NOW accounts	1,667,272	1,655,425	11,847	0.7%
Money market accounts	1,680,900	1,670,035	10,865	0.7%
Savings accounts	547,255	526,576	20,679	3.9%
Time deposits less than $100	870,921	896,700	(25,779)	(2.9)%
Time deposits $100 or greater	344,504	353,791	(9,287)	(2.6)%
Total deposits	$6,139,424	$6,072,578	$66,846	1.1%

Non-time deposits / total deposits	80.2%	79.4%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2014, a decrease of $49.4 million from December 31, 2013. Significant activity during the three months ended March 31, 2014 included:

•	Net income of $22.7 million,

•	Other comprehensive income of $15.9 million,

•	Cash dividends paid to common shareholders of $13.9 million,

•	Shares issued under share-based plans, net of taxes, of $1.3 million, and

•	The repurchase of 7 million common shares at a cost of $75.4 million.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the three months ended March 31, 2014 as compared to the same period in 2013.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Three Months Ended March 31,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$69,222	$26	0.15%	$119,834	$75	0.25%

U.S. Government agencies	998	5	2.03%	1,019	11	4.38%
Mortgage-backed securities/collateralized mortgage obligations	1,712,961	10,113	2.39%	1,555,340	8,786	2.29%
State and municipal*	614,713	10,102	6.66%	688,290	11,195	6.60%
Other bonds and securities	80,615	753	3.79%	80,576	638	3.21%
Total investments	2,409,287	20,973	3.53%	2,325,225	20,630	3.60%

Commercial loans*	3,667,382	35,302	3.90%	3,528,550	37,813	4.35%
Installment loans	1,022,174	10,512	4.17%	1,015,607	10,398	4.15%
Mortgage loans	653,092	7,382	4.58%	678,858	8,070	4.82%
Total loans	5,342,648	53,196	4.04%	5,223,015	56,281	4.37%
Total earning assets	7,821,157	74,195	3.85%	7,668,074	76,986	4.07%
Allowance for loan losses	(96,367)			(111,662)
Non-interest earning assets	754,896			742,403
Total assets	$8,479,686			$8,298,815

Interest Bearing Liabilities:
Interest bearing deposits	$5,058,240	$4,773	0.38%	$5,098,405	$5,914	0.47%
Customer repurchase agreements	541,041	393	0.29%	547,706	498	0.37%
Repurchase agreements	50,000	601	4.87%	135,454	719	2.15%
Short-term borrowings	—	—	—%	39,200	41	0.42%
Federal Home Loan Bank advances	596,818	1,548	1.05%	262,067	2,334	3.61%
Subordinated debentures	77,321	529	2.77%	125,207	1,465	4.75%
Total interest bearing liabilities	6,323,420	7,844	0.50%	6,208,039	10,971	0.72%
Non-interest bearing deposits	968,129			876,700
Other non-interest bearing liabilities	94,340			71,247
Total liabilities	7,385,889			7,155,986
Equity	1,093,797			1,142,829
Total liabilities and equity	$8,479,686			$8,298,815
NET INTEREST INCOME/MARGIN (FTE)		66,351	3.44%		66,015	3.49%
Tax equivalent interest		4,062			4,391
Net interest income		$62,289			$61,624

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

(dollars in thousands)	Three Months Ended March 31, 2014 compared to 2013
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(25)	$(24)	$(49)

U.S. Government agencies	—	(6)	(6)
Mortgage-backed securities/collateralized mortgage obligations	918	409	1,327
State and municipal	(1,208)	115	(1,093)
Other bonds and securities	—	115	115
Total investments	(290)	633	343

Commercial loans	1,446	(3,957)	(2,511)
Installment loans	67	47	114
Mortgage loans	(300)	(388)	(688)
Total loans	1,213	(4,298)	(3,085)
Total interest income	898	(3,689)	(2,791)

Interest expense:
Interest bearing deposits	(46)	(1,095)	(1,141)

Customer repurchase agreements	(6)	(99)	(105)
Repurchase agreements	(645)	527	(118)
Short-term borrowings	(41)	—	(41)
Federal Home Loan Bank advances	1,622	(2,408)	(786)
Subordinated debentures	(449)	(487)	(936)
Total borrowed funds	481	(2,467)	(1,986)
Total interest expense	435	(3,562)	(3,127)
Increase (decrease) in net interest income (FTE)	$463	$(127)	$336

For the three months ended March 31, 2014, net interest income was $62.3 million, an increase of $0.7 million, or 1.1%, compared to the three months ended March 31, 2013. While net interest income increased, net interest margin for the tthree months ended March 31, 2014 declined 5 basis points to 3.44% from 3.49% for the prior year period as average total earning assets increased $153 million, or 2.0%.

While interest income for the three months ended March 31, 2014 declined by $2.8 million on an FTE basis , or 3.4%, when compared to the prior year period, the decline was offset by various initiatives undertaken to manage the impact of the prolonged low interest rate environment as interest expense declined by $3.1 million, or 28.5%, to $7.8 million for the three months ended March 31, 2014, compared to $11.0 million for the prior year period. These initiatives included:

•
Reducing the cost of interest bearing deposits from 0.47% for the three month period ended March 31, 2013, to 0.38% for the three months ended March 31, 2014, a decline of 9 basis points and $1.1 million of interest expense.

•
Interest expense on borrowed funds for the three months ended March 31, 2014 decreased by $2.0 million when compared to the prior year period. The extinguishment of $400 million of FHLB advances and the redemption of the NPB Capital Trust II trust preferred securities during the first quarter of 2013 contributed to this decline.

Provision for Loan Losses

Provision for the three months ended March 31, 2014 was $1.3 million, compared to $1.5 million for the same period in 2013. A $1.0 million reduction to net charge-offs at March 31, 2014 from December 31, 2013, combined with a continued decline of classified loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $93.3 million at March 31, 2014. The allowance as a percentage of non-performing loans decreased to 194% at March 31, 2014 from 199% at March 31, 2013. The allowance amounted to 1.73% of total loans at March 31, 2014 compared to 1.81% at December 31, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses”.

Non-Interest Income

(dollars in thousands)	Three Months Ended March 31,
	2014	2013	Increase/(decrease)
Wealth management	$6,866	$6,831	$35	0.5%
Service charges on deposit accounts	3,384	3,770	(386)	(10.2)%
Insurance commissions and fees	3,597	3,267	330	10.1%
Cash management and electronic banking fees	4,526	4,451	75	1.7%
Mortgage banking	716	1,855	(1,139)	(61.4)%
Bank owned life insurance	1,198	1,228	(30)	(2.4)%
Earnings (losses) of unconsolidated investments	(477)	(14)	(463)	NM
Other operating income	1,660	2,053	(393)	(19.1)%
Net gains from fair value changes of subordinated debentures	—	2,111	(2,111)	(100.0)%
Net gains on sales of investment securities	8	25	(17)	(68.0)%
Total non-interest income	$21,478	$25,577	$(4,099)	(16.0)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the three months ended March 31, 2014 and 2013 totaled $21.5 million and $25.6 million, respectively, and its components changed primarily due to the following items:

•	Mortgage banking income decreased $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lower volumes of new mortgage applications.

•	The three months ended March 31, 2013 included a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO").

•	The Company experienced a $0.5 million loss on an unconsolidated equity investment for the three months ended March 31, 2014.

•	Revenue generated from service charges on deposit accounts was impacted during the first quarter of 2014 by severe weather conditions and trends in customer behavior.

Non-Interest Expense

(dollars in thousands)	Three Months Ended March 31,
	2014	2013	Increase/(decrease)
Salaries, wages and employee benefits	$29,201	$29,230	$(29)	(0.1)%
Premises and equipment	8,212	7,491	721	9.6%
FDIC insurance	1,317	1,213	104	8.6%
Other operating expenses	13,607	14,500	(893)	(6.2)%
Loss on debt extinguishment	—	64,888	(64,888)	NM
Total non-interest expense	$52,337	$117,322	$(64,985)	NM

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (n)
	Three Months Ended March 31,
Efficiency ratio calculation	2014	2013
Non-interest expense	$52,337	$117,322
Less:
Loss on debt extinguishment	—	64,888
Operating expenses	$52,337	$52,434

Net interest income (taxable equivalent)	$66,351	$66,015

Non-interest income	21,478	25,577
Less:
Net gains from fair value changes of subordinated debentures	—	2,111
Net gains on investment securities	8	25
Adjusted revenue	$87,821	$89,456

Efficiency ratio	59.60%	58.61%

(n) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $52.3 million for the three months ended March 31, 2014, compared to $117 million for the prior year period. The loss on debt extinguishment during the first quarter of 2013 was related to the repayment of $400 million of FHLB advances. Continued focus on expense controls resulted in stable operating expenses(n) of $52.3 million, as demonstrated by an efficiency ratio(n) of 59.60% for the first quarter of 2014, consistent with the prior year period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 was $7.5 million compared to a benefit of $14.2 million for the three months ended March 31, 2013. The prior year benefit was the result of the loss incurred upon the extinguishment of $400 million of FHLB advances. The effective tax rate for the first quarter of 2014 was 24.8% compared to 44.9% for the prior year period. Exclusive of non-recurring items, the effective tax rates are comparable for the two periods. The Company’s net deferred tax asset decreased to $65.8 million at March 31, 2014, primarily from fluctuations in interest rates which impacted the fair value of the available-for-sale investment portfolio.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2014:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,215,425	$815,467	$304,062	$95,720	$176
Repurchase agreements	50,000	50,000	—	—	—
Federal Home Loan Bank advances	557,434	498,151	4,709	54,543	31
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	58,070	6,512	11,732	9,855	29,971
Total	$1,958,250	$1,370,130	$320,503	$160,118	$107,499

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

As measured using the consolidated statement of cash flows, the Company deployed $99.2 million of cash and cash equivalents during the three month period ended March 31, 2014, compared to deploying $248 million of net cash for the three months ended March 31, 2013. Operating activities generated $10.6 million of net cash year-to-date 2014, compared to $16.2 million for the same period in 2013. During the current year, cash was deployed in the following ways:

Investing activities

•	$81.1 million of investment security purchases

•	$45.5 million net increase in loans

Financing activities

•	$75.4 million for the repurchase of common stock

•	$45.6 million net decrease of FHLB advances

•	$35.1 million decrease in time deposits

During the three months ended March 31, 2014, cash was generated from the following additional sources:

Investing activities

•	$76.7 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$102 million increase in transaction and savings deposit accounts

Capital

At March 31, 2014, National Penn and National Penn Bank’s capital ratios met the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the minimum capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
National Penn	10.83%	11.63%	14.44%	15.46%	15.69%	16.72%
National Penn Bank	10.14%	9.85%	13.54%	13.15%	14.79%	14.40%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

In January of 2014, the Company announced the repurchase of 7 million shares or approximately 27% of the outstanding common shares owned by Warburg Pincus. The repurchase is part of the Company's previously announced capital management strategy and deployed $75.4 million of excess capital.

In July 2013, the Basel III capital rules were finalized and shall be effective January 1, 2015, with some transition period. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, is not expected to be material.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2014:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,769,583	$637,222	$288,742	$155,753	$687,866
Letters of credit	137,043	105,944	31,034	51	14
Total	$1,906,626	$743,166	$319,776	$155,804	$687,880

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

The Company uses derivative instruments for management of interest rate sensitivity. The asset/liability management committee approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company may include forward sales of mortgage commitments, as well as fair value and cash flow hedges. The Company does not use any of these instruments for trading purposes. For details of derivatives, refer to Footnote 9 to the consolidated financial statements.

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally include accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk, which include:

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	March 31,
(in basis points)	2014	2013
+300	1%	3%
+200	1%	2%
+100	0%	1%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% and 5% based upon net interest income for the twelve months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s management concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

National Penn is supervised by the Federal Reserve, and National Penn Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”). Accordingly, National Penn and its subsidiaries are subject to extensive federal and state legislation, regulation, and supervision that govern almost all aspects of business operations, which puts each of them at risk of being the subject of a formal or informal supervisory enforcement action. The expansive regulatory framework is primarily designed to protect consumers, depositors and the government's deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism; that framework is not designed to protect shareholders.  Areas such as Bank Secrecy Act (“BSA”) compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny.  While National Penn has policies and procedures designed to prevent regulatory violations, there is a risk that such violations will occur. Failure by National Penn to comply with these requirements could result in adverse action by regulators, which would negatively affect National Penn's reputation and could adversely affect National Penn's ability to manage its business, and as a result, could adversely affect National Penn's shareholders.

The impact of legislation, including proposed legislation, and government programs adopted in response to the economic downturn, the U.S. debt ceiling and budget deficit concerns cannot be predicted at this time, and such legislation is subject to change.

New or changed governmental legislation or regulation and accounting industry pronouncements could adversely affect National Penn.

Changes in federal and state legislation and regulation may adversely affect National Penn's operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act continues to require significant changes to the U.S. financial system, including among others:

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

As of March 31, 2014, $3.7 billion, or 69.0%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

As part of our corporate relocation plan, announced in October 2012, we opened a new Reading Area Business Center and moved our corporate headquarters to Allentown, Pennsylvania in the first quarter of 2014, while maintaining a presence in Boyertown. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than we have estimated. In addition, the process of moving various business units into our new corporate headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

Because its operations are concentrated in eastern Pennsylvania, National Penn's performance and financial condition may be adversely affected by regional economic conditions and real estate values.

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania, and to a lesser extent, National Penn's deposit base is primarily generated from this area. As a result, our consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions beginning in 2008 caused an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. Delayed improvement or another decline in the regional real estate market could again harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is another decline in real estate values in our market area, the collateral for National Penn's loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

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

Our investment portfolio includes approximately $37.6 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of March 31, 2014. This stock ownership is required for National Penn to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the FHLB. If the FHLB was to cease operations, or if National Penn was required to write-off its investment in the FHLB, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

Acquisitions of other financial services companies or assets present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to investigate or to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences.

National Penn may incur impairments to goodwill.

At March 31, 2014, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of March 31, 2014, National Penn had a deferred tax asset of approximately $65.8 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 139 million shares were outstanding as of March 31, 2014, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of March 31, 2014, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In January 2014, the Board of Directors approved a first quarter 2014 cash dividend of $0.10 per share, and in April 2014 the Board of Directors declared a second quarter 2014 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will maintain or increase the level of its dividend.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2014.

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	7,000,000	$10.77	7,000,000	289,810
February 1, 2014 through February 28, 2014	—	—	—	289,810
March 1, 2014 through March 31, 2014	—	—	—	289,810
Total	7,000,000	$10.77	7,000,000

1.	National Penn's current stock repurchase program was announced by the Company on December 20, 2013 and is authorized for the remainder of 2014.

2.
National Penn's current stock repurchase program authorizes the repurchase of up to 5% of the outstanding shares as of December 18, 2013, the date of authorization of the repurchase plan by the Board of Directors, or 7,289,810 shares of common stock.

3.	The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Articles of Incorporation, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Current Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2
Amendment to Articles of Incorporation of National Penn Bancshares, Inc. (Statement with Respect to Shares) (Incorporated by reference to Exhibit 3.1 to National Penn's Current Report on Form 8-K dated October 27, 2009 as filed on November 2, 2009.)

3.3
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Current Report on Form 8-K dated September 25, 2013, as filed on September 30, 2013.)

10.1
Share Repurchase Agreement, dated as of January 27, 2014, by and between Warburg Pincus Private Equity X, LP, Warburg Pincus X Partners, LP and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated January 27, 2014, as filed on January 28, 2014).

31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350. (Furnished, not filed.)
32.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350. (Furnished, not filed.)

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 9, 2014	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	May 9, 2014	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer